Form 10-Q
period 1999-10-29
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 1999-12-13
CIK 1091907

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 29, 1999

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________ to __________

     Commission file number 0-27639


                WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)



         Delaware                                              04-2693383
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                             1241 East Main Street
                             Stamford, CT 06902
                              (203) 352-8600
   (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


Indicate by the check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No_____
    -------

At December 3, 1999, there were 68,167,000 outstanding shares of the registrant's common stock, of which 11,500,000 shares were Class A Common Stock and 56,667,000 shares were Class B Common Stock.

                World Wrestling Federation Entertainment, Inc.
                               Table of Contents

                                                                      Page #
Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets as of October 29, 1999
        (Unaudited) and April 30, 1999                                     2

Consolidated Statements of Income (Unaudited) for the
three months and six months ended October 29, 1999
        and October 30, 1998                                               3

Consolidated Statement of Changes in Stockholders'
Equity (Unaudited) for the six months ended
        October 29, 1999                                                   4

Consolidated Statements of Cash Flows (Unaudited)
for the six months ended October 29, 1999
        and October 30, 1998                                               5

Notes to Consolidated Financial Statements (Unaudited)                     6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       13


Item 3. Quantitative and Qualitative Disclosures
about Market Risk                                                         21

Part II - Other Information

Item 1. Legal Proceedings                                                 21

Item 2. Changes in Securities and Use of Proceeds                         24

Item 6. Exhibits and Reports on Form 8-K                                  24

Signature                                                                 25

                World Wrestling Federation Entertainment, Inc.
                          Consolidated Balance Sheets
                            (dollars in thousands)


                                                                                    As of                        As of
                                                                                  October 29,                   April 30,
                                                                                     1999                         1999
                                                                                ---------------             ---------------
     ASSETS                                                                       (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents............................................          $   226,304                 $    45,727
   Accounts receivable (less allowance for doubtful accounts of
     $950 at October 29, 1999 (Unaudited) and $920 at April 30, 1999)...               41,825                      37,509
   Inventory, net.......................................................                2,910                       2,939
   Prepaid expenses and other current assets............................                4,275                       2,340
   Deferred income taxes (Note 3).......................................                3,926                         547
   Assets held for sale.................................................               10,179                      10,183
                                                                                ---------------             ---------------

     Total current assets...............................................              289,419                      99,245

PROPERTY AND EQUIPMENT, NET.............................................               32,227                      28,377
OTHER ASSETS............................................................                5,162                       2,674
                                                                                ---------------             ---------------
TOTAL ASSETS............................................................          $   326,808                 $   130,296
                                                                                ===============             ===============



     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt....................................          $     1,243                 $     1,388
   Accounts payable.....................................................               10,731                      12,946
   Accrued expenses and other current liabilities.......................               21,898                      18,816
   Accrued income taxes (Note 3)........................................                8,998                       2,291
   Deferred income......................................................               11,596                      11,084
   Due to stockholder (Note 3)..........................................                4,000                         -
   Note payable to stockholder (Note 3).................................               31,200                         -
                                                                                ---------------             ---------------

     Total current liabilities..........................................               89,666                      46,525

LONG-TERM DEBT..........................................................               10,916                      11,403
DEFERRED INCOME TAXES...................................................                1,021                         108

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
   Common stock.........................................................                  682                         567
   Additional paid in capital (Note 2)..................................              198,138                           1
   Accumulated other comprehensive loss.................................                  (81)                        (87)
   Retained earnings....................................................               26,466                      71,779
                                                                                ---------------             ---------------
     Total stockholders' equity.........................................              225,205                      72,260
                                                                                ---------------             ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................          $   326,808                 $   130,296
                                                                                ===============             ===============

                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
                       Consolidated Statements Of Income
                (dollars in thousands, except per share data)
                                  (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                           October 29,          October 30,     October 29,         October 30,
                                                              1999                 1998            1999                1998
                                                           -----------          -----------     -----------        ------------
Net revenues..........................................     $    88,267          $    53,412     $   164,490        $     92,454

Cost of revenues......................................          52,128               30,927          93,173              55,958
Performer stock options ..............................           6,020                    -           6,020                   -
Selling, general and administrative expenses..........          14,680                9,330          28,649              17,635
Depreciation and amortization.........................             479                  486           1,138                 904
                                                           -----------          -----------     -----------        ------------

Operating Income......................................          14,960               12,669          35,510              17,957

Interest expense......................................             662                  292           1,071                 536
Interest income and other income......................             852                  288           1,703                 480
                                                           -----------          -----------     -----------        ------------

Income before income taxes............................          15,150               12,665          36,142              17,901

Provision for income taxes............................           7,302                  431           8,016                 606
                                                           -----------          -----------     -----------        ------------

Net income............................................     $     7,848          $    12,234     $    28,126        $     17,295
                                                           ===========          ===========     ===========        ============


Earnings per share - basic (Note 5)...................     $      0.14          $      0.22     $      0.49        $       0.31
                                                           ===========          ===========     ===========        ============

Earnings per share - diluted (Note 5).................     $      0.14          $      0.22     $      0.49        $       0.31
                                                           ===========          ===========     ===========        ============


UNAUDITED PRO FORMA INFORMATION (Note 4)
  Historical income before income taxes...............     $    15,150          $    12,665     $    36,142        $     17,901
  Pro forma adjustment other than income taxes........               -                  629             427               1,258
                                                           -----------          -----------     -----------        ------------
  Pro forma income before income taxes................          15,150               12,036          35,715              16,643
  Pro forma provision for income taxes................           8,299                4,814          16,360               6,657
                                                           -----------          -----------     -----------        ------------
  Pro forma net income................................     $     6,851          $     7,222     $    19,355        $      9,986
                                                           ===========          ===========     ===========        ============


Pro forma earnings per share - basic..................     $      0.12          $      0.13     $      0.34        $       0.18
                                                           ===========          ===========     ===========        ============

Pro forma earnings per share - diluted................     $      0.12          $      0.13     $      0.34        $       0.18
                                                           ===========          ===========     ===========        ============

                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                            (dollars in thousands)

                                                                                        Accumulated
                                                                          Additional        Other
                                                                Common     Paid-in     Comprehensive   Retained
                                                                Stock      Capital      Income(Loss)   Earnings     Total
                                                               --------   ----------   -------------   --------    -------
Balance, April 30, 1999                                          $567      $      1       $ (87)       $ 71,779    $ 72,260
Comprehensive income:
  Translation adjustment (Unaudited) ........................     -              -            6              -            6
  Net income (Unaudited).....................................     -              -           -           28,126      28,126
                                                                                                                   --------
Total Comprehensive income (Unaudited).......................                                                        28,132
                                                                                                                   --------

Performer stock options (Unaudited)..........................      -          6,020          -               -        6,020
Income tax benefit on performer stock options (Unaudited)....      -          2,360          -               -        2,360
Net proceeds from initial public offering (Unaudited)........     115       179,382          -               -      179,497
S Corporation distributions (Unaudited).....................       -                         -          (63,064)    (63,064)
S Corporation earnings retained (Unaudited).................       -         10,375          -          (10,375)         -
                                                                 ----      --------       -----        --------    --------
Balance, October 29, 1999 (Unaudited)........................    $682      $198,138       $ (81)       $ 26,466    $225,205
                                                                 ====      ========       =====        ========    ========

                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                             October 29,       October 30,
                                                                                1999              1998
                                                                             -----------       -----------
OPERATING ACTIVITIES:
Net income.................................................................  $   28,126         $   17,295
Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization............................................       1,138                904
  Provision for doubtful accounts..........................................          30                  -
  Performer stock options..................................................       6,020                  -
  Deferred income taxes....................................................      (2,466)                 -
  Changes in assets and liabilities:
     Accounts receivable...................................................      (4,346)              (497)
     Inventory.............................................................          29             (1,707)
     Prepaid expenses and other current assets.............................      (2,059)            (1,220)
     Accounts payable......................................................      (2,216)            (1,626)
     Accrued expenses and other current liabilities........................       3,088               (754)
     Accrued income taxes..................................................       6,707               (101)
     Deferred income.......................................................         512              3,954
                                                                             ----------         ----------
        Net cash provided by operating activities..........................      34,563             16,248
                                                                             ----------         ----------
INVESTING ACTIVITIES:
Capital expenditures.......................................................      (4,988)            (1,818)
Purchase of Las Vegas property.............................................           -            (10,743)
                                                                             ----------         ----------
        Net cash used in investing activities..............................      (4,988)           (12,561)
                                                                             ----------         ----------
FINANCING ACTIVITIES:
Borrowings of long term debt...............................................           -              1,564
Repayments of long term debt...............................................        (631)              (479)
S Corporation distributions................................................     (27,064)            (1,119)
Net proceeds from initial public offering..................................     181,815                  -
Stock issuance costs.......................................................      (2,318)                 -
Amounts payable to stockholder.............................................        (800)                 -
Other financing activities.................................................           -              5,242
                                                                             ----------         ----------
        Net cash provided by financing activities..........................     151,002              5,208
                                                                             ----------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS..................................     180,577              8,895
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................      45,727              8,797
                                                                             ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................  $  226,304         $   17,692
                                                                             ----------         ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for income taxes.............................  $    3,916         $      691
  Cash paid during the period for interest.................................         535                506
SUPPLEMENTAL NONCASH INFORMATION:
  Issuance of note payable to stockholder..................................  $   32,000         $        -
  Due to stockholder.......................................................       4,000                  -

               See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (dollars in thousands, except share and per share data)


1. Basis of Presentation and Business Description

The accompanying consolidated financial statements include the accounts of World Wrestling Federation Entertainment, Inc., formerly known as Titan Sports Inc., its wholly-owned subsidiaries, TSI Realty Company, WWF Hotel & Casino Ventures LLC, World Wrestling Federation Entertainment Canada, Inc., formerly known as Titan Promotions (Canada), Inc., and Stephanie Music Publishing, Inc. and its majority-owned subsidiary Titan/Shane Partnership, (collectively the "Company"). All significant inter-company transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with current year presentation. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

The Company is an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, pay-per-view programming, live events, and the licensing and sale of branded consumer products featuring its World Wrestling Federation brand of entertainment. The Company's operations are organized around two principal activities:

  . Live and televised entertainment, which consists of live events, television programming and pay-per-view programming. Revenues consist principally of attendance at live events, sale of television advertising time, television rights fees, and pay-per-view buys.

  . Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees and direct marketing and sales of merchandise, magazines and home videos.



2. Initial Public Offering and Other Events

On October 19, 1999 the Company offered 10,000,000 shares of Class A common stock to the public at an initial offering price of $17.00 per share. On October 20, 1999 the underwriters exercised their over-allotment option of 1,500,000 shares. The net proceeds to the Company after deducting underwriter commissions and other offering fees and expenses were $179,497. The holders of Class A common stock have rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share.

On October 15, 1999, the Company effected a 566,670 for one stock split. As a result there are 56,667,000 shares of Class B common stock outstanding. The Class B common stock is fully convertible into Class A common stock, on a one-for-one basis, at any time at the option of the holder or automatically upon the transfer of the Class B common stock to any person or entity not affiliated with Vincent McMahon, Linda McMahon or their family. The holders of the Class B common stock hold 98.0% of the voting power of the Company's outstanding common stock.

In connection with the initial public offering, two affiliated companies were contributed to the Company, World Wrestling Federation Entertainment Canada, Inc. and Stephanie Music Publishing, Inc.

Additionally, on October 19, 1999 the Company granted options to acquire 5,400,500 shares of Class A common stock at an exercise price of $17.00 per share under the Company's long-term incentive plan.

                World Wrestling Federation Entertainment, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (dollars in thousands, except share and per share data)

Of those options, 623,700 will become exercisable on April 19, 2000; 1,399,288 will become exercisable on October 19, 2000 and the remaining portion will become exercisable in periods thereafter. The Company has 4,599,550 additional shares of Class A common stock reserved for future issuances under the Company's long-term incentive plan.

Included in the option grants discussed above, 987,000 options were granted to independent contractors, consisting primarily of the Company's performers. The Company accounted for such grants in accordance with the provisions set forth in the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Based upon the terms of such option grants, the Company recorded a second quarter fiscal 2000 non-cash charge of $6,020.

3.   Income Taxes

As a result of the initial public offering of the Company's common stock on October 19, 1999, the Company's status as a Subchapter S Corporation for income tax purposes was terminated. For the fiscal year ending April 30, 2000, the Company will be taxed on income allocated to the Subchapter C Corporation based upon the number of days during the fiscal year that it was a Subchapter C Corporation. Consequently, the Company recorded an income tax provision of $8,016 for the six months ended October 29, 1999, which represented an effective rate of 22.2%. The income tax provision as a percentage of pre-tax earnings generated during the three months ended October 29, 1999 exceeds 22.2% as the Company was required to cumulatively adjust for the impact of the conversion from Subchapter S Corporation status to Subchapter C Corporation status. Additionally, in the second quarter, the Company recorded an income tax benefit of approximately $2,466, representing the gross-up of the Company's net deferred tax assets utilizing a combined federal and state effective tax rate of approximately 39%. Prior to the second quarter, the Company's net deferred tax assets excluded the impact of federal taxes given the Company's status as a Subchapter S Corporation. Excluded from the Company's deferred income tax provision for the three and six months ended October 29, 1999 is the tax benefit resulting from the issuance of common stock options to certain of the Company's independent contractors. The tax benefit amounted to approximately $2,360 and was recorded as an adjustment to additional paid-in capital.

On June 29, 1999 the Company made a Subchapter S Corporation distribution to the Company's then sole stockholder, in the form of an unsecured, 5% interest-bearing note in the amount of $32,000. This note represents estimated federal and state income taxes payable by the Company's then sole stockholder attributable to taxable S Corporation earnings generated during the fiscal year ended April 30, 1999 and for the allocated portion of the Company's taxable S Corporation earnings for fiscal year 2000 based on its estimate of those earnings as of the date of the issuance of this note. To the extent the allocated portion of the Company's fiscal year 2000 taxable earnings exceeds those earnings used in the calculation of estimated income taxes payable by its then sole stockholder, the Company has agreed to make an additional distribution to the stockholders of record as of October 18, 1999, payable no later than August 15, 2000. This distribution will represent any additional taxes payable by its then sole stockholder in excess of the original $32,000 estimate due to increased taxable earnings. As of October 29, 1999, the Company estimates such distribution to be $4,000 and has included this amount as a due to stockholder in the consolidated balance sheet. This amount may vary depending upon the Company's actual taxable income for the fiscal year ending April 30, 2000.

In September 1999, the Company paid $800 against this note which represented the prescribed estimated income tax payment required by the Internal Revenue Service.

                World Wrestling Federation Entertainment, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (dollars in thousands, except share and per share data)

4.   Unaudited Pro Forma Information

The unaudited pro forma consolidated income statement information presents the pro forma effects on the historical consolidated income statement for the three months ended October 30, 1998 of $629 and the six months ended October 29, 1999 and October 30, 1998 of $427, and $1,258, respectively for additional compensation to the Chairman of the Board of Directors and to the Chief Executive Officer pursuant to employment agreements that became effective prior to the closing of the offering. Additionally, it presents income taxes of $8,299 and $4,814 for the three months ended October 29, 1999 and October 30, 1998, respectively and $16,360 and $6,657 for the six months ended October 29, 1999 and October 30, 1998, respectively to give pro forma effect due to the change in the Company's tax status from a Subchapter S Corporation to a Subchapter C Corporation, representing a tax rate of 39.2% (before giving effect to the impact of the performer stock option charge which is not currently deductible) for the fiscal 2000 periods and 40% for the fiscal 1999 periods.

5. Earnings Per Share

For the three months ended October 29, 1999, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 58,040,626 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding, including dilutive securities, was 58,062,105 which includes 21,479 shares representing the dilutive effect of outstanding stock options.

For the six months ended October 29, 1999, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 57,353,813 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding, including dilutive securities, was 57,359,332 which includes 5,519 shares representing the dilutive effect of outstanding stock options.

For the purpose of calculating earnings per share - basic and earnings per share
- diluted, for the three months and six months ended October 30, 1998, the weighted average number of common shares outstanding was 56,667,000.

6. Property and Equipment

Property and equipment consists of the following as of:

                                                                   October 29   April 30
                                                                      1999        1999
                                                                    --------    --------
                                                                   (Unaudited)
Land, buildings and improvements........................             $34,760    $31,010
Equipment...............................................              21,373     20,170
Vehicles................................................                 578        543
                                                                     -------    -------
                                                                      56,711     51,723
Less accumulated depreciation and amortization..........              24,484     23,346
                                                                     -------    -------
     Total..............................................             $32,227    $28,377
                                                                     =======    =======

                World Wrestling Federation Entertainment, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (dollars in thousands, except share and per share data)

Depreciation and amortization expense was $479 and $486 for the three months ended October 29, 1999 and October 30, 1998 and $1,138 and $904 for the six months ended October 29, 1999 and October 30, 1998, respectively.

7.   Segment Information

The Company's operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events, television programming and pay per view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos. The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. Included in corporate overhead for the three and six months ended October 29, 1999 is a non-cash charge of $6,020 for stock options granted to certain of the Company's performers, all of whom are independent contractors. There are no intersegment revenues. Results of operations and assets from non-U.S. sources are approximately 5% of the respective consolidated financial statement amounts. The table presents information about the financial results of each segment for the three months ended October 29, 1999 and October 30, 1998 and the six months ended October 29, 1999 and October 30, 1998, respectively.

                                                    Three Months                          Six Months
                                                        Ended                                Ended
                                               October 29   October 30             October 29    October 30
                                                 1999          1998                   1999          1998
                                                 ----          ----                   ----          ----
Revenues:
  Live and televised entertainment..........    $ 60,888       $36,230               $112,229       $ 63,203
  Branded merchandise.......................      27,379        17,182                 52,261         29,251
                                                --------       -------               --------       --------
  Total revenues............................    $ 88,267       $53,412               $164,490       $ 92,454
                                                ========       =======               ========       ========

Depreciation and Amortization:
  Live and televised entertainment..........    $    310       $   215               $    725       $    424
  Branded merchandise.......................          --            --                     --             --
  Corporate.................................         169           271                    413            480
                                                --------       -------               --------       --------
  Total depreciation and amortization.......    $    479       $   486               $  1,138       $    904
                                                ========       =======               ========       ========

Operating Income:
  Live and televised entertainment..........    $ 20,617       $13,388               $ 40,331       $ 21,365
  Branded merchandise.......................      11,401         5,861                 21,435          9,164
  Corporate (including a $6,020 non-cash
   charge)..................................     (17,058)       (6,580)               (26,256)       (12,572)
                                                --------       -------               --------       --------
  Total operating income....................    $ 14,960       $12,669               $ 35,510       $ 17,957
                                                ========       =======               ========       ========

                                                       As of
                                                October 29   April 30
                                                ----------   --------
Assets:                                            1999        1999
                                                   ----        ----
  Live and televised entertainment..........     $ 46,879     $ 39,096
  Branded merchandise.......................       12,179       24,118
  Unallocated...............................      267,750       67,082
                                                 --------     --------
  Total assets..............................     $326,808     $130,296
                                                 ========     ========

                World Wrestling Federation Entertainment, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (dollars in thousands, except share and per share data)

8. Commitments and Contingencies

   On May 13, 1991, William R. Eadie, a former professional wrestler who had been one of the Company's performers, filed a lawsuit in state court in Wisconsin against the Company and Mr. McMahon. The case was removed to the United States District Court for the District of Connecticut on August 7, 1991. The suit alleges that the Company breached a verbal agreement to compensate Eadie for the use of his ideas in connection with a wrestling tag team called "Demolition" and to employ him for life. Plaintiff is seeking $6,500 in compensatory damages and unspecified punitive damages. The Company has denied any liability and is vigorously defending this action. In a similar action filed against the Company on April 10, 1992 in the United States District Court for the District of Connecticut, Randy Colley, a former professional wrestler who had been one of the Company's performers, also alleges that the Company breached an agreement to compensate him for disclosing his idea for a wrestling tag team called "Demolition." He is seeking unspecified compensatory and punitive damages. The Company has denied any liability and is vigorously defending this action. Colley's claims were consolidated for trial with those of Eadie in the action described above. The Company believes that both plaintiffs' claims are without merit. On May 20, 1998, a magistrate judge ruled that the plaintiffs' expert on damages could not testify at trial. Thereafter, the plaintiffs engaged a second expert on damages, whose report was filed on August 31, 1999. Discovery has not been completed, and no trial date has been scheduled. The Company believes that an unfavorable outcome in these actions may have a material adverse effect on the Company's financial condition, results of operations or prospects.

  On August 28, 1996, James Hellwig, a former professional wrestler who had been one of the Company's performers, filed a suit against the Company in state court in Arizona alleging breach of two separate service contracts, defamation and unauthorized use of servicemarks and trademarks allegedly owned by him. Hellwig is also seeking a declaration that he owns the characters, Ultimate Warrior and Warrior, which he portrayed as a performer under contract with the Company. Pursuant to mandatory disclosure requirements filed with the court, Hellwig stated that he is seeking approximately $10,000 in compensatory damages and $5,000 in punitive damages, or such other amount as may be determined by the court or jury. The Company has denied all liability and is vigorously defending this action. The Company believes that Hellwig's claims are without merit. The Company has asserted counterclaims against him for breach of his service contracts and seeks rescission of an agreement by which the Company transferred ownership of the servicemarks to him. In addition, the Company filed a separate action in federal district court in Connecticut on March 11, 1998, seeking a declaration that the Company owns the characters, Warrior and Ultimate Warrior, under both contract and copyright law. Hellwig's motion to dismiss the federal case was denied, and the Company has since moved for summary judgment in the federal proceeding. In the state court proceeding in Arizona, on June 3, 1999, the Company has moved for summary judgment on the two contract claims, the defamation claim, and the other claims of the plaintiff. On September 7, 1999, the Arizona court issued a summary judgment decision in the Company's favor on Hellwig's defamation claim. Hellwig had sought $100 in compensatory damages and $5,000 in punitive damages on this claim. The Arizona court also granted the Company's motion for summary judgment on Hellwig's claim for $4,000 in damages for his failed business ventures. The court ruled Hellwig could not properly claim damages for his failed business ventures because the Company made no contractual commitment to fund his failed business ventures. Further, the court denied the Company's summary judgment motions with respect to Hellwig's breach of the 1996 contract and Hellwig's breach of the 1992 contract. On October 1, 1999, in the state court proceeding the Company moved for summary judgment regarding Hellwig's royalty claims on the Company's sale of videos and merchandise. That motion has been opposed by the plaintiffs and is pending. The Company has also moved for summary judgment on

                World Wrestling Federation Entertainment, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (dollars in thousands, except share and per share data)

four other claims at issue: (i) breach of covenant of good faith and fair dealing; (ii) misappropriation of business opportunities; (iii) fraudulent inducement; and (iv) tortuous interference with contractual relations. Plaintiffs voluntarily moved to dismiss the misappropriation of business relations, fraudulent inducement of contract and tortuous interference with contractual relations claims in response to the Company's motion. Plaintiffs oppose, however, the Company's motion with respect to the breach of covenant of good faith and fair dealing claim. The Company believes that the ultimate liability resulting from this suit, if any, will not have a material adverse effect on its financial condition or results of operations or prospects.

  On June 21, 1996, the Company filed an action against World Championship Wrestling ("WCW") and Turner Broadcasting Systems, Inc. ("TBS") in the United States District Court for the District of Connecticut, alleging unfair competition and infringement of the Company's copyrights, servicemarks and trademarks with respect to two characters owned by the Company. The Company claims that WCW, which contracted with two professional wrestlers who previously had performed under contract for the Company in the character roles of Razor Ramon and Diesel, misappropriated those characters in WCW's programming and misrepresented the reason that these former World Wrestling Federation professional wrestlers were appearing on WCW programming. During discovery proceedings, which were completed on October 16, 1998, WCW was twice sanctioned by the court for failure to comply with the court's discovery orders. The Company is seeking damages in the form of revenue disgorgement from WCW and has submitted expert reports supporting our claim for substantial money damages. WCW and TBS have denied any liability.

  On May 18, 1998, WCW filed an action against the Company in the United
States District Court for the District of Connecticut and immediately moved to consolidate this action with the Company's pending action against WCW and TBS described above. WCW alleges that the Company has diluted various marks owned by and/or licensed to WCW by disparaging those marks and also claims that the Company engaged in unfair competition when the Company aired a "Flashback" series of past World Wrestling Federation performances on USA Network without disclosing that some of the performers, at the time the series was subsequently broadcast, were then affiliated with WCW. The Company has denied any liability and is vigorously defending against this action. The Company has filed a counterclaim for abuse of process, which WCW has moved to dismiss. Discovery is ongoing, and the Company intends to move for summary judgment when discovery is concluded. The Company believes that WCW's claims are without merit. WCW has yet to state a claim for damages. The Company believes that the ultimate liability resulting from such proceeding, if any, will not have a material adverse effect on its financial condition, results of operations or prospects.

  On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with the Company, filed suit in state court in Missouri against the Company, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The specific allegations against the Company include the failure to use ordinary care to provide proper equipment and personnel for the safety of Owen Hart, the failure to take special precautions when conducting an inherently dangerous activity, endangerment and the failure to warn, vicarious liability for the negligence of the named individual defendants, the failure to properly train and supervise, and the provision of dangerous and unsafe equipment. Plaintiffs seek compensatory and punitive damages in unspecified amounts. On September 1, 1999, the Company filed its answer, affirmative defenses and cross-claims, denying any liability for

                World Wrestling Federation Entertainment, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (dollars in thousands, except share and per share data)

negligence and other claims asserted against the Company. The Company believes that it has meritorious defenses and intends to defend vigorously against the suit. On October 1, 1999, the Company filed a complaint in the United States District Court for the District of Connecticut. The Company is principally seeking a declaratory judgment with respect to the enforceability of contractual defenses, forum selection clauses, and other provisions of Owen Hart's contract with the Company. The defendants have not yet filed an answer. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on the Company's financial condition, results of operations or prospects.

  On September 16, 1999, Nicole Bass, a professional wrestler affiliated with the Company, filed an action in the United States District Court for the Eastern District of New York alleging sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass seeks $20,000 in compensatory damages and $100,000 in punitive damages. The Company has advised the court that it intends to file a motion to dismiss all claims and a motion for summary judgment on any claims not dismissed. Pursuant to a local rule of court, the Company was precluded from filing any motions until after a pre-motion conference with the court, which was scheduled for November 19, 1999. On or about November 9, 1999, the Company received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On or about November 30, 1999, the Company's outside counsel confirmed that no action regarding the EEOC claim is required by the Company at this time. The Company believes that the claims are without merit and intends to vigorously defend against this action. Based on the Company's preliminary review of the allegations and the underlying facts, as it understands them, the Company does not believe that an unfavorable outcome in this action will have a material adverse effect on its financial condition or results of operations or prospects.

  The Company is not currently a party to any other material legal proceedings. However, the Company is involved in several other suits and claims in the ordinary course of business, and it may from time to time become a party to other legal proceedings arising in the ordinary course of doing business.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General

  We are an integrated media and entertainment company principally engaged in the development, production, and marketing of television programming, pay-per-view programming, live events and the licensing and sale of branded consumer products featuring our highly successful World Wrestling Federation brand of entertainment.

  We have experienced significant growth in many aspects of our business. We believe this growth has been driven by a series of management decisions to reposition our business. Since late 1997, we have intensified our focus on the development and marketing of our television and pay-per-view programming, incorporated some operations in house, expanded our branded merchandising strategy, negotiated more favorable advertising agreements, and established a presence on the Internet.

  These new business initiatives, combined with our growing audience appeal, have led to increasingly higher television ratings and greater pay-per-view buys, which have heightened demand for our product offerings, including licensed products, home videos and other branded merchandise.

  Our operations are organized around two principal activities:

     . The creation, marketing and distribution of our live and televised entertainment and pay-per-view programming. Revenues are derived principally from ticket sales to our live events, purchases of our pay-per-view programs, the sale of television advertising time and the receipt of television rights fees.

     . The marketing and promotion of our branded merchandise. Revenues are generated from both royalties from the sale by third-party licensees of merchandise and the direct sale by us of merchandise, magazines and home videos.

  The consolidated financial statements include the financial statements of our Company, formerly known as Titan Sports Inc., and its four wholly owned subsidiaries and its majority owned subsidiary. Prior to the initial public offering, except for our Canadian operations, we were taxed as a Subchapter S Corporation and we were not subject to federal taxes at the corporate level. As a result of the initial public offering, our Subchapter S Corporation status was terminated, and we are now a Subchapter C Corporation and accordingly, we are subject to federal, state and foreign income taxes.

Recent Developments - Initial Public Offering

  On October 19, 1999, we completed our initial public offering of 10,000,000 shares of Class A common stock at $17.00 per share. On October 20, 1999, the underwriters exercised their over-allotment option of 1,500,000 shares. Proceeds from the offering (after deducting underwriter commissions and other offering fees and expenses) totaled $179.5 million and were invested in interest-bearing instruments until we use them to provide additional funds for our operations and for general corporate purposes.

Results of Operations

Three Months Ended October 29, 1999 Compared to Three Months Ended October 30, 1998

  Net Revenues. Net revenues were $88.3 million in the second quarter of fiscal 2000 as compared to $53.4 million in the second quarter of fiscal 1999, an increase of $34.9 million, or 65%. Of this increase, $24.7 million was attributable to live and televised entertainment and $10.2 million was attributable to branded merchandise.

  Live and Televised Entertainment. Net revenues were $60.9 million in the second quarter of fiscal 2000 as compared to $36.2 million in the second quarter of fiscal 1999, an increase of $24.7 million, or 68%. This increase was partially attributable to an increase in our sale of advertising time and sponsorships which increased by $13.4 million in the second quarter of fiscal 2000 as a result of consistently high ratings for our shows and new contracts with the USA Network and United Paramount Network ("UPN"). These contracts provided us with the right to sell a substantial majority of the advertising time in our programs. Pay-per-view revenues increased by $5.6 million, which resulted primarily from an increase in pay-per-view buys from approximately 1.1 million in the second quarter of fiscal 1999 to approximately 1.5 million in the second quarter of fiscal 2000, or 36%. As it regularly takes our distributor one year to completely finalize the number of buys for each pay-per-view program, included in the 1.5 million buys for the second quarter fiscal 2000 were 0.2 million buys related to the prior period. Revenue from attendance at our live events increased by $4.5 million, of which $3.4 million was due to an increase in average ticket prices and $1.1 million was due to an increase in attendance.

  Branded Merchandise. Net revenues were $27.4 million in the second quarter of fiscal 2000 as compared to $17.2 million in the second quarter of fiscal 1999, an increase of $10.2 million, or 59%. This increase was due primarily to an increase in licensing of $7.5 million, new media advertising of $1.3 million and publishing of $1.3 million. The increase in licensing resulted from an ongoing demand for our branded products, particularly in the toy and video game categories. The increase in new media advertising revenues reflects the increased traffic on our Internet web sites. The increase in publishing revenues was due to increased newsstand and subscription sales. The total circulation of our two monthly magazines increased from approximately 1.3 million in the second quarter of fiscal 1999 to approximately 1.8 million in the second quarter of fiscal 2000.

  Cost of Revenues. Cost of revenues was $52.1 million in the second quarter of fiscal 2000 as compared to $30.9 million in the second quarter of fiscal 1999, an increase of $21.2 million, or 69%. Gross profit as a percentage of revenues decreased to 41% in the second quarter of fiscal 2000 from 42% in the second quarter of fiscal 1999.

  Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $37.3 million in the second quarter of fiscal 2000 as compared to $20.8 million in the second quarter of fiscal 1999, an increase of $16.5 million, or 79%. Of the $16.5 million increase in cost of revenues, $9.1 million was related to the minimum guarantees associated with our new contracts with the USA Network and UPN, fees paid to guest celebrities and fees paid to our performers which are directly related to our increased revenues. The remaining increase was primarily due to a $2.9 million increase in television production costs, due in part to our new UPN program, WWF SmackDown!, a $1.1 million increase in arena rental charges which are directly related to the increased revenues and a $0.8 million increase in pay-per-view and live event advertising costs. Gross profit as a percentage of net revenues decreased to 39% in the second quarter of fiscal 2000 from 43% in the second quarter of fiscal 1999. The decrease in gross profit as a percentage of net revenues was due primarily to increased pay-per-view production costs, which includes fees paid to guest celebrities and our performers.

  Branded Merchandise. The cost of revenues of our branded merchandise was $14.8 million in the second quarter of fiscal 2000 as compared to $10.1 million in the second quarter of fiscal 1999, an increase of $4.7 million, or 47%. The increase in cost of revenues was due primarily to increased revenues from licensing, publishing and new media. Of the $4.7 million increase, $3.4 million was related to our licensing activities, $0.6 million was related to our publishing activities and $0.6 million was related to our new media activities, substantially all of which were related to increased revenues in these areas. Gross profit as a percentage of net revenues increased to 46% in the second quarter of fiscal 2000 from 41% in the second quarter of fiscal 1999. Licensing revenues increased by $7.5 million, which favorably impacted our overall gross profit percentage of our branded merchandise activities.

     Selling, General, and Administrative Expenses. Selling, general and administrative expenses, which include corporate overhead expenses, were $14.7 million in the second quarter of fiscal 2000 as compared to $9.3 million in the second quarter of fiscal 1999, an increase of $5.4 million, or 58%. The increase was primarily due to an increase in staff related expenses. During fiscal year 1999 we engaged in strategic initiatives to expand our business which required an increase in the number of full-time personnel by 64 persons as of the end of the second quarter of fiscal 2000. The increase in personnel reflects the impact of the development and implementation of our home video and new media businesses, the expansion of our advertising sales force to support our new arrangements with the USA Network and UPN, an increase in the number of personnel involved in the administration of our televised programming, and an increase in administrative personnel. In addition, the Chairman and the Chief Executive Officer were paid in accordance with the terms of their employment contracts, which became effective July 1, 1999. Prior to the initial public offering, Mr. McMahon received Subchapter S Corporation distributions for income tax and other purposes. Selling, general and administrative expenses as a percentage of net revenues was 17% in the second quarter of fiscal 2000 and 18% in the second quarter of fiscal 1999.

     Depreciation and Amortization. Depreciation and amortization expense was $0.5 million in the second quarter of fiscal 2000 and in the second quarter of fiscal 1999.

     Performer Stock Options. In accordance with the provisions set forth in the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we recorded a second quarter fiscal 2000 non-cash charge of approximately $6.0 million relating to the granting of stock options to certain performers who are independent contractors. The options, which vest over three years, were granted in conjunction with our October 19, 1999 initial public offering.

     Interest Expense. Interest expense was $0.7 million in the second quarter of fiscal 2000 as compared to $0.3 million in the second quarter of fiscal 1999. The increase of $0.4 million was due to interest related to the $32.0 million note issued to our then sole stockholder on June 29, 1999. The note is unsecured, bears interest at 5%, and is payable by April 10, 2000. In September 1999, we paid $0.8 million against this note, which represented the prescribed estimated income tax payment required by the Internal Revenue Service.

     Other Income, Net. Other income, net was $0.9 million in the second quarter of fiscal 2000 as compared to $0.3 million in the second quarter of fiscal 1999. This increase represents interest earned on our significantly higher cash balances.

     Provision for Income Taxes. Prior to the initial public offering, we were taxed as a Subchapter S Corporation and therefore, we had to provide for only certain state and foreign income taxes. The liability for federal and the remaining state income taxes was the responsibility of our then sole stockholder. Concurrent with our initial public offering, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal and state income taxes. As a result of the change in our tax status, for the year ending April 30, 2000, we will be taxed on our income at an effective rate of approximately 22% based upon the number of days during the fiscal year that we were a Subchapter S Corporation and the number of days we were a Subchapter C Corporation. As a consequence to this change, our provision for income taxes substantially increased to $7.3 million in the second quarter of fiscal 2000 as compared to $0.4 million in the second quarter of fiscal

1999. The primary reason for this high tax provision is due to the cumulative adjustment recorded in the second quarter of approximately $4.4 million relating to first quarter earnings taxed at an effective annual federal and state rate of 22% caused by the conversion from a Subchapter S Corporation to a Subchapter C Corporation.

Six Months Ended October 29, 1999 Compared to Six Months Ended October 30, 1998

     Net Revenues. Net revenues were $164.5 million in the six months ended October 29, 1999 as compared to $92.5 million in the six months ended October 30, 1998, an increase of $72.0 million, or 78%. Of this increase, $49.0 million was attributable to live and televised entertainment, and $23.0 million was attributable to branded merchandise.

     Live and Televised Entertainment. Net revenues were $112.2 million in the six months ended October 29, 1999 as compared to $63.2 million in the six months ended October 30, 1998, an increase of $49.0 million, or 78%. This increase was partially attributable to an increase in our sale of advertising time and sponsorships of $22.8 million in the first six months of fiscal 2000 as a result of consistently high ratings for our shows and new contracts with the USA Network and UPN. These contracts provided us with the right to sell a substantial majority of the advertising time in our programs. Pay-per-view revenues increased by $12.7 million, which resulted primarily from an increase in pay-per-view buys from approximately 2.0 million in the first six months of fiscal 1999 to approximately 2.8 million in the first six months of fiscal 2000, or 40%. As it regularly takes our distributor one year to completely finalize the number of buys for each pay-per-view program, included in the 2.8 million buys for the second quarter fiscal 2000 were 0.3 million buys related to the prior period. Virtually all six of our pay-per-view events contributed to this increase. Revenue from attendance at our live events increased by $11.2 million, of which $6.4 million resulted from an increase in average ticket prices and $4.8 million resulted from an increase in attendance for the six months ended October 29, 1999 as compared to the corresponding period in the prior fiscal year.

     Branded Merchandise. Net revenues were $52.3 million in the six months ended October 29, 1999 as compared to $29.3 million in the six months ended October 30, 1998, an increase of $23.0 million, or 78%. This increase was primarily due to an increase in licensing revenue of $12.2 million, home video revenue of $5.4 million, publishing revenue of $3.0 million and new media advertising revenue of $2.1 million. The increase in licensing revenue resulted from an ongoing demand for our branded products, particularly in the toy and video game categories. Additionally, we increased the number of licensees in an effort to broaden our product offerings. The increase in home video revenue resulted from the expansion of our video catalog and a significant increase in our customer base during the first quarter of fiscal 2000. The increase in publishing revenues was due to increased newsstand and subscription sales. The total circulation of our two monthly magazines increased from approximately 2.4 million in the first six months of fiscal 1999 to approximately 3.6 million in the first six months of fiscal 2000. The growth in new media revenues reflects the increased traffic on our Internet web sites.

     Cost of Revenues. Cost of revenues was $93.2 million in the six months ended October 29, 1999 as compared to $56.0 million in the six months ended October 30, 1998, an increase of $37.2 million, or 66%. Gross profit as a percentage of revenues increased to 43% in the six months ended October 29, 1999 from 40% in the six months ended October 30, 1998.

     Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $65.8 million in the six months ended October 29, 1999 as compared to $38.0 million in the six months ended October 30, 1998, an increase of $27.8 million, or 73%. Of the $27.8 million increase in cost of revenues, $15.1 million related to the minimum guarantees associated with our new contracts with the USA Network and UPN, fees paid to guest celebrities and fees paid to our performers which are directly related to our increased revenues. The remaining increase was partially due to a $4.7 million increase in television production costs, due in part to our new UPN program, WWF

SmackDown!, a $2.5 million increase in arena rental charges, which are directly related to the increased revenues, and a $1.5 million increase in pay per view and live event advertising costs. Gross profit as a percentage of net revenues increased to 41% in the second quarter of fiscal 2000 from 40% in the second quarter of fiscal 1999.

     Branded Merchandise. The cost of revenues of our branded merchandise was $27.4 million in the six months ended October 29, 1999 as compared to $18.0 million in the six months ended October 30, 1998, an increase of $9.4 million, or 52%. Of the $9.4 million increase, $5.4 million was related to licensing, $2.4 million related to home video, $1.4 million related to new media and $1.3 million related to publishing, substantially all of which are related to increased revenues in these areas. The increases were offset partially by a decrease of $1.1 million in the costs associated with our other activities. Gross profit as a percentage of net revenues increased to 48% in the second quarter of fiscal 2000 from 39% in the second quarter of fiscal 1999. Licensing revenues increased by $12.2 million, which favorably impacted our overall gross profit percentage of our branded merchandise activities.

     Selling, General, and Administrative Expenses. Selling, general and administrative expenses, which include corporate overhead expenses, were $28.6 million in the six months ended October 29, 1999 as compared to $17.6 million in the six months ended October 30, 1998 an increase of $11.0 million, or 63%. The increase was primarily due to an increase in staff related expenses. During fiscal year 1999 we engaged in strategic initiatives to expand our business, which required an increase in the number of full-time personnel by 64 persons as of the end of the second quarter of fiscal 2000. The increase in personnel reflects the impact of the development and implementation of our home video and new media businesses, the expansion of our advertising sales force to support our new arrangements with the USA Network and UPN, an increase in the number of personnel involved in the administration of our televised programming, and an increase in administrative personnel. In addition, the Chairman and the Chief Executive Officer were paid in accordance with the terms of their employment contracts, which became effective July 1, 1999. Prior to the initial public offering, Mr. McMahon received Subchapter S Corporation distributions for income tax and other purposes. Selling, general and administrative expenses as a percentage of net revenues were 17% in the six months ended October 29, 1999 as compared to 19% in the six months ended October 30, 1998.

     Depreciation and Amortization. Depreciation and amortization expense was $1.1 million in the six months ended October 29, 1999 as compared to $0.9 million in the six months ended October 30 1998, an increase of $0.2 million. The increase of $0.2 million reflects the increased spending on capital projects.

     Performer Stock Options. In accordance with the provisions set forth in the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we recorded a second quarter fiscal 2000 non-cash charge of approximately $6.0 million relating to the granting of stock options to certain performers who are independent contractors. The options, which vest over three years, were granted in conjunction with our October 19, 1999 initial public offering.

     Interest Expense. Interest expense was $1.1 million in the six months ended October 29, 1999 as compared to $0.5 million in the six months ended October 30, 1998. The increase of $0.6 million was due to interest related to the $32.0 million note issued to our then sole stockholder on June 29, 1999. The note is unsecured, bears interest at 5% and is payable by April 10, 2000. In September 1999, we paid $0.8 million against this note, which represented the prescribed estimated income tax payment required by the Internal Revenue Service.

     Other Income, Net. Other income, net was $1.7 million in the six months ended October 29, 1999 as compared to $0.5 million in the six months ended October 30, 1998. The increase of $1.2 million was due primarily to interest earned on our significantly higher cash balances.

     Provision for Income Taxes. Prior to the initial public offering, we were taxed as a Subchapter S Corporation and therefore, we had to provide for only certain state and foreign income taxes. The liability for federal and certain state income taxes was the responsibility of our then sole stockholder. Concurrent with our initial public offering, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal and state income taxes. As a consequence to our tax status change, the provision for income taxes substantially increased to $8.0 million in the first half of fiscal 2000 as compared to $0.6 million in the first half of fiscal 1999. The $8.0 million represents an effective tax rate of 22% for the six months ended October 29, 1999 which includes all adjustments necessary to reflect the conversion of a Subchapter S Corporation status to a Subchapter C Corporation status upon the initial public offering. We expect our effective tax rate to be approximately 22% for earnings generated in the third and fourth quarters of fiscal 2000.

Liquidity and Capital Resources

Cash flows from operating activities increased during the first six months ended October 29, 1999 to $34.6 million from $16.2 million in the first six months ended October 30, 1998. This improvement was primarily due to an increase in operating income. Working capital, consisting of current assets less current liabilities, was $199.7 million as of October 29, 1999 as compared to $52.7 million as of April 30, 1999.

Cash flows used in investing activities were primarily for capital expenditures, which were $ 5.0 million in the first six months ended October 29, 1999 as compared to $12.6 million in the first six months ended October 30, 1998. In August 1998, we acquired a 193-room hotel and casino facility in Las Vegas, Nevada totaling $10.8 million. Initially, we purchased this property with a joint venture partner. We subsequently purchased our partners ownership interest during February 1999. The joint venture partner's ownership in this property is reflected in the cash flow statement as a source of cash under other financing activities. We have since determined that the ownership and operation of this particular property is no longer consistent with our business objectives. Management has made a decision to sell the property and is currently soliciting offers. There have been a number of indications of interest and the property is expected to be sold prior to the end of fiscal year 2000. This property is currently classified on the consolidated balance sheet as an asset held for sale. Capital expenditures for the year are expected to be $15.8 million, and include the expansion and renovation of our television and production facility. Our cash balance as of October 29, 1999 was $226.3 million of which, $162.0 million is invested in various corporate commercial papers with a 7-14 day average maturity yielding approximately 5.25% and $50.0 million is invested in a prime money market fund currently earning interest of 5.25%.

Cash flows provided by financing activities were $151.0 million in the first six months ended October 29, 1999 as compared to $5.2 million in the first six months ended October 30, 1998. In connection with the initial public offering, we received net proceeds after deducting commissions and fees and expenses, of $179.5 million for the sale of 11,500,000 shares of Class A common stock at an offering price of $17.00 per share. We made Subchapter S Corporation distributions to our then sole stockholder totaling $27.1 million in the first six months of fiscal 2000 as compared to $1.1 million in the first six months of fiscal 1999. The increase in S distributions was due to the distribution made to our then sole stockholder on June 29, 1999, of cash in the amount of $25.5 million out of our earned and undistributed earnings, which have been fully taxed at the stockholder level. In addition, we issued an unsecured, 5% interest bearing note due by April 10, 2000 in an amount equal to the estimated income taxes payable by our then sole stockholder in respect of income taxes for the fiscal year ended April 30, 1999 estimated to be $22.0 million and for the allocated portion of our taxable S Corporation earnings for fiscal 2000 that will be taxed as a Subchapter S Corporation which at the time of the issuance of this note was estimated to be $10.0 million. To the extent the allocated portion of our fiscal 2000 taxable earnings exceeds those earnings used in the calculation of estimated income taxes payable by our then sole stockholder, we have agreed to make an additional distribution to the stockholders of record as of October 18, 1999 payable no later than August 15, 2000. This distribution will represent any additional taxes payable by our then sole stockholder in excess of the original $32.0 million estimate due to increased taxable earnings. As of October 29, 1999, we estimate such distribution to be $4.0 million and have included this amount as a due to stockholder in the consolidated balance sheet. This amount may vary depending upon our actual taxable income for the fiscal year ending April 30, 2000. In September 1999, we paid $0.8 million against this note, which represented the prescribed estimated income tax payment required by the Internal Revenue Service.

On December 12, 1997, we entered into a mortgage loan agreement with GMAC Commercial Mortgage Corp., which was subsequently assigned to Citicorp Real Estate, Inc., under which we borrowed $12.0 million at an annual interest rate of 7.6% to be repaid in monthly installments over 15 years. This term loan is collateralized by our executive offices and production studio, both of which are located in Stamford, Connecticut. Additional collateral includes leases, agreements and other items relating to our mortgaged property and its operations. The term loan may not be prepaid in whole or in part prior to and through December 31, 2005. Thereafter, the term loan may be prepaid in whole with the payment of a premium. As of October 29, 1999, the outstanding principal amount of the term loan was $11.3 million.

On December 22, 1997, we entered into a $10.0 million revolving credit agreement with IBJ Schroder Business Credit Corporation that expires on December 21, 2000. Interest on outstanding amounts are calculated at the alternate base rate plus 0.5%, or at the Eurodollar rate plus 2.5%, based upon the availability of qualifying receivables which collateralize the loan. In addition to qualifying receivables, this revolving credit agreement is collateralized by our general intangible property, excluding intellectual property. As of October 29, 1999, no amounts were outstanding under the revolving portion of this credit agreement.

     We have entered into various contracts under the terms of which we are required to make guaranteed payments, including:

 .    Performance contracts with all of our performers, some of which provide for future minimum guaranteed payments.

 .    Television distribution agreements with the USA Network that provide for the payment of the greater of a fixed percentage of the revenues from the sale of television advertising time or an annual minimum payment. An agreement with respect to one hour of programming expires in September 2000, and the other agreement with this network, which covers four hours, expires in September 2001 but may be terminated earlier by either party. In addition, we entered into a one year agreement with the United Paramount Network expiring in September 2000, which covers two hours of programming every week and which also provides for a minimum performance payment by us.

 .    Various operating leases related to our sales offices and warehouse space.

 .    Employment contracts with Vincent K. McMahon and Linda E. McMahon, the terms of which are for a period of seven and four years, respectively.

 .    Employment contracts with some of our employees, the terms of which are generally for a period of two to three years.

     For fiscal 2000, our aggregate minimum payment obligations under these contracts are expected to be $41.3 million. We anticipate that all of these obligations will be satisfied out of cash flows from operating activities.

We believe that our existing cash balance on hand, together with cash generated from operations, and amounts available under the revolving credit agreement are sufficient to meet our working capital, capital expenditure and cash needs for our strategic investments over the next twelve months. However, during such period or thereafter, depending on the size and number of the projects and investments related to our growth strategy, we may require the issuance of debt and/or additional equity securities.

Year 2000 Readiness Disclosure

We began our year 2000 compliance program during 1997 and have completed the identification and assessment of all information and non-information systems that process date-sensitive information. We have tested and remediated non-compliant systems and have developed contingency plans for systems that may not be year 2000 compliant by the necessary date. We believe that the year 2000 issue will not pose operational problems for our computer and television production systems. We have sent year 2000 compliance surveys to all of our significant business partners, vendors, and customers. Although we have little or no control over the year 2000 compliance efforts of these third parties, we are making an effort to determine the level of compliance of each such party. Approximately 90% have responded that they are either compliant or in the process of becoming compliant. We have focussed particular attention on the year 2000 readiness of our primary cable and broadcast television network carriers, the USA Network and UPN. We have received assurances that such network carriers anticipate being year 2000 compliant. However we cannot assure you that they will be compliant.

As of October 29, 1999 we had spent less than $100,000 on our year 2000 compliance. Such amounts include normal system upgrades and replacements. Costs specifically associated with modifying our systems for year 2000 compliance have been expensed as incurred. Based on our assessment to date, we do not expect the remaining costs of our year 2000 compliance program to have a material effect on our results of operations, financial position or liquidity.

Risks. Our objective is to achieve timely and substantial year 2000 compliance. Despite our efforts to reduce the potential negative impact of the year 2000 problem, situations could occur that would adversely impact our business and operations. We believe that we have addressed any year 2000 issues affecting our internal systems. On the other hand, a reasonably likely worst case scenario is that one or more of our significant business partners, cable and network television distributors, vendors or customers will be unable to become year 2000 compliant on a timely basis. This could negatively impact our revenues. For example, disruptions in cable television systems would seriously hinder our ability to distribute our television and pay-per-view programs. These problems would continue until alternative distribution arrangements could be made.

Contingency Plans. We have identified alternative methods of conducting various operations and functions in the event that certain equipment or third parties are not year 2000 compliant. These alternatives include manual processing of information, utilizing back-up equipment and identifying alternative business partners and vendors.



Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly report on Form 10-Q, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expensed or implied by such forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and in oral statements made by our authorized officers. In addition the following factors, among others, could cause our financial performance to differ materially from that expressed in any forward-looking statements made by us, or on our behalf: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand entertainment, ( ii ) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our story lines and the popularity of our brand of entertainment, ( iii ) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and story lines, (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, (v) we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, (vi) our ability to protect the intellectual property rights in which we depend upon could negatively impact our ability to compete in the sports entertainment market, (vii) a decline in the general economic conditions or in the popularity of our brand of sports entertainment could adversely impact our business, (viii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries, (ix) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, (x) we could incur substantial liabilities if pending material litigation is resolved unfavorably, (xi) if we expand into new or complementary businesses in the future we will face a variety of risks, (xii) our management has broad discretion over the use of proceeds from the offering , and therefore investors will not have the opportunity to evaluate information concerning the application of proceeds, (xiii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can exercise significant influence over our affairs, and his interests may conflict with the holders of our Class A common stock, (xiv) a substantial number of shares will be eligible for future sale by our current stockholder, and the sale of those shares could lower our stock price, (xv) there has been no prior market for our Class A common stock, and the market price of the shares will fluctuate, (xvi) our operations may suffer temporary disruptions from year 2000 computer problems resulting in increased expenses, decreased revenues or earnings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and undue reliance should not be placed on these statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   We have not included the information required related to market risk because it is not material to us.


Part II. Other Information.

Item 1. Legal Proceedings

     On May 13, 1991, William R. Eadie, a former professional wrestler who had been one of our performers, filed a lawsuit in state court in Wisconsin against us and Mr. McMahon. The case was removed to the United States District Court for the District of Connecticut on August 7, 1991. The suit alleges that we breached a verbal agreement to compensate Eadie for the use of his ideas in connection with a wrestling tag team called "Demolition" and to employ him for life. Plaintiff is seeking $6.5 million in compensatory damages and unspecified punitive damages. We have denied any liability and are vigorously contesting this action. In a similar action filed against us on April 10, 1992 in the United States District Court for the District of Connecticut, Randy Colley, a former professional wrestler who had been one of our performers, also alleges that we breached an agreement to compensate him for disclosing his idea for a wrestling tag team called "Demolition." He is seeking unspecified compensatory and punitive damages. We have denied any liability and are vigorously defending this action. Colley's claims were consolidated for trial with those of Eadie in the action described above. We believe that both plaintiffs' claims are without merit. On May 20, 1998, a magistrate judge ruled that the plaintiffs' expert on damages could not testify at trial. Thereafter, the plaintiffs engaged a second expert on damages, whose report was filed on August 31, 1999. Discovery has not been completed, and no trial date has been scheduled. We believe that an unfavorable outcome in these actions may have a material adverse effect on our financial condition, results of operations or prospects.

     On August 28, 1996, James Hellwig, a former professional wrestler who had been one of our performers, filed a suit against us in state court in Arizona alleging breach of two separate service contracts, defamation and unauthorized use of servicemarks and trademarks allegedly owned by him. Hellwig is also seeking a declaration that he owns the characters, Ultimate Warrior and Warrior, which he portrayed as a performer under contract with us. Pursuant to mandatory disclosure requirements filed with the court, Hellwig stated that he is seeking approximately $10.0 million in compensatory damages and $5.0 million in punitive damages, or such other amount as may be determined by the court or jury. We have denied all liability and are vigorously defending this action. We believe that Hellwig's claims are without merit. We have asserted counterclaims against him for breach of his service contracts and seek rescission of an agreement by which we transferred ownership of the servicemarks to him. In addition, we filed a separate action in federal district court in Connecticut on March 11, 1998, seeking a declaration that we own the characters, Warrior and Ultimate Warrior, under both contract and copyright law. Hellwig's motion to dismiss the federal case was denied, and we have since moved for summary judgment in the federal proceeding. In the state court proceeding in Arizona, on June 3, 1999, we moved for summary judgment on the two contract claims, the defamation claim, and the other claims of the plaintiff. On September 7, 1999, the Arizona court issued a summary judgment decision in our favor on Hellwig's defamation claim. Hellwig had sought $100,000 in compensatory damages and $5.0 million in punitive damages on this claim. The Arizona court also granted our motion for summary judgment on Hellwig's claim for $4.0 million in damages for his failed business ventures. The court ruled Hellwig could not properly claim damages for his failed business ventures because we made no contractual commitment to fund his failed business ventures. Further, the court denied our summary judgment motions with respect to Hellwig's breach of the 1996 contract and Hellwig's breach of the 1992 contract. On October 1, 1999, in the state court proceeding we moved for summary judgment regarding Hellwig's royalty claims on our sale of videos and merchandise. That motion has been opposed by the plaintiffs and is pending. We have also moved for summary judgment on four other claims at issue: (i) breach of covenant of good faith and fair dealing; (ii) misappropriation of business opportunities; (iii) fraudulent inducement; and (iv) tortuous interference with contractual relations. Plaintiffs voluntarily moved to dismiss the misappropriation of business relations, fraudulent inducement of contract and tortuous interference with contractual relations claims in response to our motion. Plaintiffs oppose, however, our motion with respect to the breach of covenant of good faith and fair dealing claim. We believe that the ultimate liability resulting from this suit, if any, will not have a material adverse effect on our financial condition or results of operations or prospects.

     On June 21, 1996, we filed an action against WCW and Turner Broadcasting Systems, Inc. in the United States District Court for the District of Connecticut, alleging unfair competition and infringement of our copyrights, servicemarks and trademarks with respect to two characters owned by us. We claim that WCW, which contracted with two professional wrestlers who previously had performed under contract for us in the character roles of Razor Ramon and Diesel, misappropriated those characters in WCW's programming and misrepresented the reason that these former World Wrestling Federation professional wrestlers were appearing on WCW programming. During discovery proceedings, which were completed on October 16, 1998, WCW was twice sanctioned by the court for failure to comply with the court's discovery orders. We are seeking damages in the form of revenue disgorgement from WCW and have submitted expert reports supporting our claim for substantial money damages. WCW and TBS have denied any liability.

     On May 18, 1998, WCW filed an action against us in the United States District Court for the District of Connecticut and immediately moved to consolidate this action with our pending action against WCW and TBS described above. WCW alleges that we diluted various marks owned by and/or licensed to WCW by disparaging those marks and also claims that we engaged in unfair competition when we aired a "Flashback" series of past World Wrestling Federation performances on USA Network without disclosing that some of the performers, at the time the series was subsequently broadcast, were then affiliated with WCW. We have denied any liability and are vigorously defending against this action. We have filed a counterclaim for abuse of process, which WCW has moved to dismiss. Discovery is ongoing, and we intend to move for summary judgment when discovery is concluded. We believe that WCW's claims are without merit. WCW has yet to state a claim for damages. We believe that the ultimate liability resulting from such proceeding, if any, will not have a material adverse effect on our financial condition, results of operations or prospects.


     On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with us, filed suit in state court in Missouri against us, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The specific allegations against us include the failure to use ordinary care to provide proper equipment and personnel for the safety of Owen Hart, the failure to take special precautions when conducting an inherently dangerous activity, endangerment and the failure to warn, vicarious liability for the negligence of the named individual defendants, the failure to properly train and supervise, and the provision of dangerous and unsafe equipment. Plaintiffs seek compensatory and punitive damages in unspecified amounts. On September 1, 1999, we filed our answer, affirmative defenses and cross-claims, denying any liability for negligence and other claims asserted against us. We believe that we have meritorious defenses and intend to defend vigorously against the suit. On October 1, 1999, we filed a complaint in the United States District Court for the District of Connecticut. We are principally seeking a declaratory judgment with respect to the enforceability of contractual defenses, forum selection clauses, and other provisions of Owen Hart's contract with us. The defendants have not yet filed an answer. We believe that an unfavorable outcome of this suit may have a material adverse effect on our financial condition, results of operations or prospects.

     On September 16, 1999, Nicole Bass, a professional wrestler affiliated with us, filed an action in the United States District Court for the Eastern District of New York alleging sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass seeks $20.0 million in compensatory damages and $100.0 million in punitive damages. We have advised the court that we intend to file a motion to dismiss all claims and a motion for summary judgment on any claims not dismissed. Pursuant to a local rule of court, we were precluded from filing any motions until after a pre-motion conference with the court, which was scheduled for November 19, 1999. On or about November 9, 1999, we received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On or about November 30, 1999, our outside counsel confirmed that no action regarding the EEOC claim is required by us at this time. We believe that the claims are without merit and intend to vigorously defend against this action. Based on our preliminary review of the allegations and the underlying facts, as we understand them, we do not believe that an unfavorable outcome in this action will have a material adverse effect on our financial condition or results of operations or prospects.

     We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings arising in the ordinary course of doing business.

Item 2. Change in Securities and Use of Proceeds

The Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on October 18, 1999. On October 22, 1999 the Company closed the initial public offering of its Class A Common Stock, par value $0.01 per share. After deducting the underwriter commissions and fees and expenses of the offering, net proceeds received by the Company were approximately $179.5 million which were invested in interest-bearing instruments pending the Company's use of them to provide additional funds for its operations and for general corporate purposes.


Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

*27. Financial Data Schedule
__________________________

*Filed herewith

(b.) Reports on Form 8-K

None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 World Wrestling Federation Entertainment, Inc. (Registrant)



Dated: December 13, 1999         By: /s/ August J. Liguori
                                     ---------------------
                                 August J. Liguori
                                 Executive Vice President and
                                 Chief Financial Officer