Form 10-Q
period 2000-01-28
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 2000-03-08
CIK 1091907

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 28, 2000

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by the check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No_____
    -----

At March 7, 2000, there were 68,167,000 outstanding shares of the registrant's common stock, of which 11,500,000 shares were Class A common stock and 56,667,000 shares were Class B common stock.

                World Wrestling Federation Entertainment, Inc.
                               Table of Contents

                                                                       Page #

Part I -- Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets as of January 28, 2000 (Unaudited)
     and April 30, 1999                                                    2

Consolidated Statements of Income (Unaudited) for the three months
     and nine months ended January 28, 2000 and January 29, 1999           3

Consolidated Statement of Changes in Stockholders' Equity
     (Unaudited) for the nine months ended January 28, 2000                4

Consolidated Statements of Cash Flows (Unaudited) for the nine months
     ended January 28, 2000 and January 29, 1999                           5

Notes to Consolidated Financial Statements (Unaudited)                     6

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            13

Item 3. Quantitative and Qualitative Disclosures about Market Risk        21

Part II -- Other Information

Item 1. Legal Proceedings                                                 21

Item 6. Exhibits and Reports on Form 8-K                                  23

Signature                                                                 24

                World Wrestling Federation Entertainment, Inc.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                                  As of           As of
                                                                                               January 28,     April 30,
                                                                                                  2000            1999
                                                                                             --------------  ------------
             ASSETS                                                                            (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents ................................................................  $ 242,586    $  45,727
     Accounts receivable (less allowance for doubtful accounts of
          $1,023 at January 28, 2000 (Unaudited) and $920 at April 30, 1999) ..................     46,868       37,509
     Inventory, net............................................................................      2,147        2,939
     Prepaid expenses and other current assets ................................................      5,534        2,340
     Deferred income taxes (Note 3)............................................................      2,150          547
     Assets held for sale......................................................................      9,600       10,183
                                                                                                ----------   ----------
          Total current assets.................................................................    308,885       99,245

PROPERTY AND EQUIPMENT, NET....................................................................     36,089       28,377
OTHER ASSETS...................................................................................      4,090        2,674
                                                                                                ----------   ----------
TOTAL ASSETS ..................................................................................  $ 349,064    $ 130,296
                                                                                                ==========   ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt ........................................................  $   1,187    $   1,388
     Accounts payable..........................................................................     11,758       12,946
     Accrued expenses and other current liabilities ...........................................     32,955       18,816
     Accrued income taxes (Note 3).............................................................      5,030        2,291
     Deferred income...........................................................................     11,766       11,084
     Due to stockholder (Note 3)...............................................................      4,000           --
     Note payable to stockholder (Note 3) .....................................................     26,348           --
                                                                                                ----------   ----------
          Total current liabilities............................................................     93,044       46,525

LONG-TERM DEBT.................................................................................     10,748       11,403
DEFERRED INCOME TAXES (Note 3).................................................................         --          108

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
     Common stock..............................................................................        682          567
     Additional paid in capital (Note 2).......................................................    210,394            1
     Accumulated other comprehensive loss......................................................        (60)         (87)
     Retained earnings.........................................................................     34,256       71,779
                                                                                                ----------   ----------
          Total stockholders' equity...........................................................    245,272       72,260
                                                                                                ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................................  $ 349,064    $ 130,296
                                                                                                ==========   ==========

                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                        January 28,    January 29,         January 28,    January 29,
                                                           2000           1999                 2000          1999
                                                       -------------  -------------       -------------  -------------
Net revenues......................................      $    98,374    $    65,199         $   262,864    $   157,653

Cost of revenues..................................           56,663         37,329             149,836         93,287
Performer stock options...........................              -              -                 6,020            -
Selling, general and administrative expenses......           17,652         10,186              46,301         27,821
Depreciation and amortization.....................              665            477               1,803          1,381
                                                       -------------  -------------       -------------  -------------
Operating Income..................................           23,394         17,207              58,904         35,164

Interest expense..................................              688            306               1,759            842
Interest income and other income, net.............            3,151            725               4,854          1,205
                                                       -------------  -------------       -------------  -------------

Income before income taxes........................           25,857         17,626              61,999         35,527

Provision for income taxes........................            5,688            595              13,704          1,201
                                                       -------------  -------------       -------------  -------------

Net income........................................      $    20,169    $    17,031         $    48,295    $    34,326
                                                       =============  =============       =============  =============

Earnings per share - basic (Note 5)...............      $      0.30    $      0.30         $      0.79    $      0.61
                                                       =============  =============       =============  =============

Earnings per share - diluted (Note 5).............      $      0.29    $      0.30         $      0.79    $      0.61
                                                       =============  =============       =============  =============

UNAUDITED PRO FORMA INFORMATION (Note 4)
   Historical income before income taxes..........      $    25,857    $    17,626         $    61,999    $    35,527
   Pro forma adjustment other than income taxes...              -              629                 427          1,886
                                                       -------------  -------------       -------------  -------------
   Pro forma income before income taxes...........           25,857         16,997              61,572         33,641
   Pro forma provision for income taxes...........           10,136          6,799              26,496         13,456
                                                       -------------  -------------       -------------  -------------
   Pro forma net income...........................      $    15,721    $    10,198         $    35,076    $    20,185
                                                       =============  =============       =============  =============

Pro forma earnings per share - basic..............      $      0.23    $      0.18         $      0.58    $      0.36
                                                       =============  =============       =============  =============

Pro forma earnings per share - diluted............      $      0.23    $      0.18         $      0.57    $      0.36
                                                       =============  =============       =============  =============



                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                            (dollars in thousands)

                                                                                         Accumulated
                                                                          Additional        Other
                                                               Common       Paid-in     Comprehensive     Retained
                                                                Stock       Capital      Income(Loss)     Earnings       Total
                                                             ----------  ------------  ---------------  ------------  ------------
Balance, April 30, 1999....................................   $    567    $        1    $        (87)    $  71,779     $  72,260

Comprehensive income:
  Translation adjustment (Unaudited).......................        -             -                27           -              27
  Net income (Unaudited)...................................        -             -               -          48,295        48,295
                                                                                                                      ------------
Total Comprehensive income (Unaudited).....................                                                               48,322
                                                                                                                      ------------

Performer stock options (Unaudited)........................        -           6,020             -             -           6,020
Income tax benefit on performer stock options (Unaudited)..        -           2,360             -             -           2,360
Net proceeds from initial public offering (Unaudited)......        115       179,259             -             -         179,374
S Corporation distributions (Unaudited)....................        -             -               -         (63,064)      (63,064)
S Corporation earnings retained (Unaudited)................        -          22,754             -         (22,754)          -
                                                             ----------  ------------  ---------------  ------------  ------------
Balance, January 28, 2000 (Unaudited)......................   $    682    $  210,394    $        (60)    $  34,256     $ 245,272
                                                             ==========  ============  ===============  ============  ============



                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                  January 28,    January 29,
                                                                     2000            1999
                                                                 -------------  -------------
OPERATING ACTIVITIES:
Net income....................................................    $    48,295    $    34,326
 Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization............................          1,803          1,381
     Provision for doubtful accounts..........................            103            -
     Performer stock options..................................          6,020            -
     Deferred income taxes....................................           (631)           -
     Changes in assets and liabilities:
          Accounts receivable.................................         (9,462)        (8,438)
          Inventory...........................................            792         (1,603)
          Prepaid expenses and other assets...................         (3,323)        (3,553)
          Accounts payable....................................         (1,188)        (6,638)
          Accrued expenses and other current liabilities......         14,166         10,041
          Accrued income taxes................................          2,739            500
          Deferred income.....................................            675          4,922
                                                                 -------------  -------------
               Net cash provided by operating activities......         59,989         30,938
                                                                 -------------  -------------

INVESTING ACTIVITIES:
Capital expenditures..........................................         (8,932)        (2,854)
Purchase of Las Vegas property................................            -          (10,743)
                                                                 -------------  -------------
               Net cash used in investing activities..........         (8,932)       (13,597)
                                                                 -------------  -------------

FINANCING ACTIVITIES:
Borrowings of long term debt..................................            -            1,564
Repayments of long term debt..................................           (856)          (820)
S Corporation distributions...................................        (27,064)        (2,753)
Net proceeds from initial public offering.....................        181,815            -
Stock issuance costs..........................................         (2,441)           -
Amounts paid to stockholder (Note 3)..........................         (5,652)           -
Other financing activities....................................            -            4,279
                                                                 -------------  -------------
               Net cash provided by financing activities......        145,802          2,270
                                                                 -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.....................        196,859         19,611
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................         45,727          8,797
                                                                 -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................    $   242,586    $    28,408
                                                                 =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for income taxes.............    $     5,416    $       714
     Cash paid during the period for interest.................            773            743
SUPPLEMENTAL NONCASH INFORMATION:
     Issuance of note payable to stockholder..................    $    32,000    $       -
     Due to stockholder.......................................          4,000            -



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

2.  Initial Public Offering and Other Events

On October 19, 1999 the Company offered 10,000,000 shares of Class A common stock to the public at an initial offering price of $17.00 per share. On October 20, 1999 the underwriters exercised their over-allotment option of 1,500,000 shares. The net proceeds to the Company after deducting underwriter commissions and other offering fees and expenses were $179,374. The holders of Class A common stock have rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share.

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

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

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

3.  Income Taxes

As a result of the initial public offering of the Company's common stock on October 19, 1999, the Company's status as a Subchapter S Corporation for income tax purposes was terminated. For the fiscal year ending April 30, 2000, the Company will be taxed on income allocated to the Subchapter C Corporation based upon the number of days during the fiscal year that it was a Subchapter C Corporation. Consequently, the Company recorded an income tax provision of $13,704 for the nine months ended January 28, 2000, which represented an effective rate of 22.1%

On June 29, 1999 the Company made a Subchapter S Corporation distribution to the Company's then sole stockholder, in the form of an unsecured, 5% interest-bearing note in the amount of $32,000. This note represents estimated federal and state income taxes payable by the Company's then sole stockholder attributable to taxable S Corporation earnings generated during the fiscal year ended April 30, 1999 and for the allocated portion of the Company's taxable S Corporation earnings for fiscal year 2000 based on its estimate of those earnings as of the date of the issuance of this note. To the extent the allocated portion of the Company's fiscal year 2000 taxable earnings exceeds those earnings used in the calculation of estimated income taxes payable by its then sole stockholder, the Company has agreed to make an additional distribution to the stockholders of record as of October 18, 1999, payable no later than August 15, 2000. This distribution will represent any additional taxes payable by its then sole stockholder in excess of the original $32,000 estimate due to increased taxable earnings. As of January 28, 2000 the Company estimates such distribution to be $4,000 and has included this amount as a due to stockholder in the consolidated balance sheet. This amount may vary depending upon the Company's actual taxable income for the fiscal year ending April 30, 2000.

Through January 28, 2000 the Company paid $5,652 against the note payable to stockholder which represented the prescribed estimated income tax payments required by the Internal Revenue Service.

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

4.  Unaudited Pro Forma Information

The unaudited pro forma consolidated income statement information presents the pro forma effects on the historical consolidated income statement for the three months ended January 29, 1999 of $629 and the nine months ended January 28, 2000 and January 29, 1999 of $427, and $1,886, respectively for additional compensation to the Chairman of the Board of Directors and to the Chief Executive Officer pursuant to employment agreements that became effective prior to the closing of the offering. Additionally, it presents income taxes of $10,136 and $6,799 for the three months ended January 28, 2000 and January 29, 1999, respectively and $26,496 and $13,456 for the nine months ended January 28, 2000 and January 29, 1999, respectively to give pro forma effect due to the change in the Company's tax status from a Subchapter S Corporation to a Subchapter C Corporation, representing a tax rate of 39.2% (before giving effect to the impact of the performer stock option charge which is not currently deductible) for the fiscal 2000 periods and 40% for the fiscal 1999 periods.

5.  Earnings Per Share

For the three months ended January 28, 2000, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 68,167,000 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding, including dilutive securities, was 68,398,870 which includes 231,870 shares representing the dilutive effect of outstanding stock options.

For the nine months ended January 28, 2000, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 60,958,209 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding, including dilutive securities, was 61,009,613 which includes 51,404 shares representing the dilutive effect of outstanding stock options.

For the purpose of calculating earnings per share - basic and earnings per share
- diluted, for the three months and nine months ended January 29, 1999, the weighted average number of common shares outstanding was 56,667,000.

6.  Property and Equipment

Property and equipment consists of the following as of:

                                                     January 28   April 30
                                                         2000        1999
                                                       -------     -------
                                                     (Unaudited)
Land, buildings and improvements....................   $36,989     $31,010
Equipment...........................................    23,621      20,170
Vehicles............................................       629         544
                                                       -------     -------
                                                        61,239      51,724
Less accumulated depreciation and amortization......    25,150      23,347
                                                       -------     -------
       Total........................................   $36,089     $28,377
                                                       =======     =======

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

Depreciation and amortization expense was $665 and $477 for the three months ended January 28, 2000 and January 29, 1999, respectively and $1,803 and $1,381 for the nine months ended January 28, 2000 and January 29, 1999, respectively.

7.  Segment Information

The Company's operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events, television programming and pay per view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos. The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. Included in corporate overhead for the nine months ended January 28, 2000 is a non-cash charge of $6,020 for stock options granted to certain of the Company's performers, all of whom are independent contractors. There are no intersegment revenues. Results of operations and assets from non-U.S. sources are approximately 5% of the respective consolidated financial statement amounts. The table presents information about the financial results of each segment for the three months ended January 28, 2000 and January 29, 1999 and the nine months ended January 28, 2000 and January 29, 1999.

                                                     Three Months               Nine Months
                                                        Ended                      Ended
                                               January 28   January 29     January 28   January 29
                                               ----------   ----------     ----------   ----------
                                                  2000         1999           2000         1999
                                                  ----         ----           ----         ----
Revenues:
     Live and televised entertainment.......    $ 65,919     $ 46,265       $178,148     $109,468
     Branded merchandise....................      32,455       18,934         84,716       48,185
                                                --------     --------       --------     --------
     Total revenues.........................    $ 98,374     $ 65,199       $262,864     $157,653
                                                ========     ========       ========     ========

Depreciation and Amortization:
     Live and televised entertainment.......    $    201     $    237       $    926     $    661
     Branded merchandise....................          --           --             --           --
     Corporate..............................         464          240            877          720
                                                --------     --------       --------     --------
     Total depreciation and amortization....    $    665     $    477       $  1,803     $  1,381
                                                ========     ========       ========     ========

Operating Income:
     Live and televised entertainment.......    $ 23,657     $ 17,520       $ 63,988     $ 38,885
     Branded merchandise....................      12,484        6,126         33,026       15,101
     Corporate (including a $6,020 second
           quarter non-cash charge).........     (12,747)      (6,439)       (38,110)     (18,822)
                                                --------     --------       --------     --------
     Total operating income.................    $ 23,394     $ 17,207       $ 58,904     $ 35,164
                                                ========     ========       ========     ========

                                                            As of
                                                  January 28     April 30
                                                  ----------     --------
Assets:                                              2000          1999
                                                     ----          ----
     Live and televised entertainment....          $ 54,636      $ 39,096
     Branded merchandise.................            23,559        24,118
     Unallocated.........................           270,869        67,082
                                                   --------      --------
     Total assets........................          $349,064      $130,296
                                                   ========      ========

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)


8.  Commitments and Contingencies

On May 13, 1991, William R. Eadie, a former professional wrestler who had been one of the Company's performers, filed a lawsuit in state court in Wisconsin against the Company and Mr. McMahon. The case was removed to the United States District Court for the District of Connecticut on August 7, 1991. The suit alleges that the Company breached an oral agreement to compensate Eadie for the use of his ideas in connection with a wrestling tag team called "Demolition" and to employ him for life. Plaintiff is seeking $6,500 in compensatory damages and unspecified punitive damages. The Company has denied any liability and is vigorously defending this action. In a similar action filed against the Company on April 10, 1992 in the United States District Court for the District of Connecticut, Randy Colley, a former professional wrestler who had been one of the Company's performers, also alleges that the Company breached an oral agreement to compensate him for disclosing his idea for a wrestling tag team called "Demolition." He is seeking unspecified compensatory and punitive damages. The Company has denied any liability and is vigorously defending this action. Colley's claims were consolidated for trial with those of Eadie in the action described above. The Company believes that both plaintiffs' claims are without merit. On May 20, 1998, a magistrate judge ruled that the plaintiffs' expert on damages could not testify at trial. Thereafter, the plaintiffs engaged a second expert on damages, whose report was filed on August 31, 1999. Given the substance of the second expert's opinion, as well as continuing developments in the law regarding the relevance and reliability of expert opinions, it is not possible to predict whether this second expert's opinion will be admitted into evidence at trial. Expert discovery has not been completed, and no trial date has been scheduled. The Company believes that an unfavorable outcome in these actions may have a material adverse effect on the Company's financial condition, results of operations or prospects.

     On August 28, 1996, James Hellwig, a former professional wrestler who had been one of the Company's performers, filed a suit against the Company in state court in Arizona alleging breach of two separate service contracts, defamation and unauthorized use of servicemarks and trademarks allegedly owned by him. The Company has denied all liability and has vigorously defended this action. The Company believes that Hellwig's claims are without merit. The Company asserted counterclaims against him for breach of his service contracts and sought rescission of an agreement by which the Company transferred ownership of the servicemarks to him. In addition, the Company filed a separate action in federal district court in Connecticut on March 11, 1998, seeking a declaration that the Company owns the characters, Warrior and Ultimate Warrior, under both contract and copyright law. During a settlement conference with the Arizona State Court on March 3, 2000 the parties reached an agreement in principal to settle all outstanding claims in both the Arizona and Connecticut lawsuits. The parties are in the process of memorializing the settlement agreement. The terms of the settlement agreement are confidential. However, the amount of the settlement will not have a material adverse effect on the Company's financial condition or results of operations or prospects.

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

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)


orders. The Company is seeking damages in the form of revenue disgorgement from WCW and has submitted expert reports supporting our claim for substantial money damages. WCW and TBS have denied any liability.

     On May 18, 1998, WCW filed an action against the Company in the United States District Court for the District of Connecticut and immediately moved to consolidate this action with the Company's pending action against WCW and TBS described above. WCW alleges that the Company has diluted various marks owned by and/or licensed to WCW by disparaging those marks and also claims that the Company engaged in unfair competition when the Company aired a "Flashback" series of past World Wrestling Federation performances on USA Network without disclosing that some of the performers, at the time the series was subsequently broadcast, were then affiliated with WCW. The Company has denied any liability and is vigorously defending against this action. The Company has filed a counterclaim for abuse of process, which WCW moved to dismiss. In January 2000 the Court granted WCW's motion. Discovery is ongoing, and the Company intends to move for summary judgment when discovery is concluded. The Company believes that WCW's claims are without merit. WCW has yet to state a claim for damages. The Company believes that the ultimate liability resulting from such proceeding, if any, will not have a material adverse effect on its financial condition, results of operations or prospects.

     On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with the Company, filed suit in state court in Missouri against the Company, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The specific allegations against the Company include the failure to use ordinary care to provide proper equipment and personnel for the safety of Owen Hart, the failure to take special precautions when conducting an inherently dangerous activity, endangerment and the failure to warn, vicarious liability for the negligence of the named individual defendants, the failure to properly train and supervise, and the provision of dangerous and unsafe equipment. Plaintiffs seek compensatory and punitive damages in unspecified amounts. On September 1, 1999, the Company filed its answer, affirmative defenses and cross-claims, denying any liability for negligence and other claims asserted against the Company. The Company believes that it has meritorious defenses and intends to defend vigorously against the suit. On October 1, 1999, the Company filed a complaint in the United States District Court for the District of Connecticut, principally seeking a declaratory judgment with respect to the enforceability of contractual defenses, forum selection clauses, and other provisions of Owen Hart's contract with the Company. The defendants have filed a motion to dismiss the Company's complaint for want of jurisdiction, which is currently pending before the court. On February 22, 2000, the Company filed an Emergency Motion for Specific Enforcement of and for Summary Judgement on Forum Selection Clause seeking a legal ruling that any claims belonging to Owen Hart arising out of his relationship with the Company be adjudicated in Connecticut. The Company's motion is currently pending. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on the Company's financial condition, results of operations or prospects.

     On September 20, 1999, the Company was formally served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with the Company, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass's complaint sought $20,000 in compensatory damages and $100,000 in punitive damages. On or about November 9, 1999, the Company

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On or about November 30, 1999, the Company's outside counsel confirmed that no action regarding the EEOC claim is required by the Company at this time. The Company filed a Motion to Dismiss the Bass complaint. Plaintiff filed an amended complaint on February 28, 2000 withdrawing her stated demand of $100,000 in punitive damages as well as her claims of civil assault and intentional infliction of emotional distress. The amended complaint now seeks relief under Title VII for Sexual Harassment, Title 42 ss.1981(a) for gender bias, and for violations of the New York Human Rights law. The Company believes that the claims are without merit and intends to vigorously defend against this action. Based on the Company's preliminary review of the allegations and the underlying facts, as it understands them, the Company does not believe that an unfavorable outcome in this action will have a material adverse effect on its financial condition or results of operations or prospects.

     The Company is not currently a party to any other material legal proceedings. However, the Company is involved in several other suits and claims in the ordinary course of business, and it may from time to time become a party to other legal proceedings arising in the ordinary course of doing business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     We are an integrated media and entertainment company principally engaged in the development, production and marketing of television programming, pay-per-view programming, live events and the licensing and sale of branded consumer products featuring our highly successful World Wrestling Federation brand of entertainment.

     We have experienced significant growth in many aspects of our business. We believe this growth has been driven by a series of management decisions to reposition our business. Since late 1997, we have intensified our focus on the development and marketing of our television and pay-per-view programming, incorporated some operations in house, expanded our branded merchandising strategy, negotiated more favorable advertising agreements and established a presence on the Internet.

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

Recent Developments

XFL
We have recently announced our intention to launch a professional football league, to be known as the XFL, which is scheduled to begin its first season in February 2001. We are in the process of negotiating television deals with broadcast and cable companies. We are currently building the infrastructure to support this league. Based on current assumptions we expect the full capitalization of the venture to be between $75.0 million and $100.0 million.

USA Network Television Distribution Agreements
On March 1, 2000 we provided notice of cancellation of our contract with USA Network with respect to four hours of our programming effective September 2000. Our agreement with USA Network with respect to our remaining hour of programming expires in September 2000. We are currently in discussions with USA Network as well as other networks to secure a new distribution agreement for this programming.

Results of Operations

Three Months Ended January 28, 2000 Compared to Three Months Ended January 29, 1999

         Net Revenues. Net revenues were $98.4 million in the third quarter of fiscal 2000 as compared to $65.2 million in the third quarter of fiscal 1999, an increase of $33.2 million, or 51%. Of this increase, $19.6 million was attributable to live and televised entertainment and $13.6 million was attributable to branded merchandise.

         Live and Televised Entertainment. Net revenues were $65.9 million in the third quarter of fiscal 2000 as compared to $46.3 million in the third quarter of fiscal 1999, an increase of $19.6 million, or 42%. This increase was partially attributable to an increase in our sale of advertising time and sponsorships which increased by $12.1 million in the third quarter of fiscal 2000 as a result of consistently high ratings for our shows and a new contract with the United Paramount Network ("UPN"). This contract provides us with the right to sell a substantial majority of the advertising time in our program, WWF Smackdown!. Revenue from attendance at our live events increased by $5.8 million, of which $3.3 million was due to an increase in attendance and $2.5 million was due to an increase in average ticket prices. Pay-per-view revenues increased by $1.9 million due to an increase in buys from approximately 1.5 million buys in the three months ended January 29, 1999 to approximately 1.6 million buys in the three months ended January 28, 2000.

         Branded Merchandise. Net revenues were $32.5 million in the third quarter of fiscal 2000 as compared to $18.9 million in the third quarter of fiscal 1999, an increase of $13.6 million, or 72%. This increase was due primarily to an increase in licensing of $10.2 million, new media of $2.5 million, publishing of $1.0 million and merchandise of $0.7 million. This increase was offset partially by a decrease in home video revenues of $1.0 million. The increase in licensing resulted from the continued success of WWF branded toys by JAKKS Pacific, Inc., the launch of Wrestlemania 2000 for Nintendo 64 by JAKKS Pacific, Inc. and THQ, Inc., and the debut of WWF The Music Volume IV. The increase in new media merchandise and advertising revenues reflects the increased traffic on our Internet web sites. The increase in publishing revenues was due to the increased circulation of our two monthly magazines from approximately 1.3 million units in the third quarter of fiscal 1999 to approximately 1.8 million units in the third quarter of fiscal 2000. The increase in merchandise revenues was due to increased attendance at our live events. The decrease in home video was due to a decrease of 0.2 million units sold.

         Cost of Revenues. Cost of revenues was $56.7 million in the third quarter of fiscal 2000 as compared to $37.3 million in the third quarter of fiscal 1999, an increase of $19.4 million, or 52%. Gross profit as a percentage of revenues decreased to 42% in the third quarter of fiscal 2000 from 43% in the third quarter of fiscal 1999.

         Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $38.9 million in the third quarter of fiscal 2000 as compared to $26.1 million in the third quarter of fiscal 1999, an increase of $12.8 million, or 49%. Of the $12.8 million increase in cost of revenues, $7.7 million was related to the minimum guarantees associated with our new contract with UPN, fees paid to our performers which are directly related to our increased revenues and scheduled increases in the minimum guarantees associated with our USA contract. Of the remaining increase of $4.1 million, $2.2 million was due to an increase in television production costs, due in part to our new UPN program, WWF SmackDown!, and $1.8 million was due to an increase in arena rental charges which are directly related to the increased revenues. Gross profit as a percentage of net revenues decreased to 41% in the third quarter of fiscal 2000 from 44% in the third quarter of fiscal 1999. The decrease in gross profit as a percentage of net revenues was due primarily to increased television and pay-per-view production costs, which includes fees paid to our performers.

         Branded Merchandise. The cost of revenues of our branded merchandise was $17.8 million in the third quarter of fiscal 2000 as compared to $11.2 million in the third quarter of fiscal 1999, an increase of $6.6 million, or 58%. Of the $6.6 million increase, $4.8 million was related to our licensing activities, $0.8 million was related to our merchandise activities and $0.7 million was related to our publishing activities, substantially all of which were related to increased revenues in these areas. The increase in licensing cost of revenues also includes $1.1 million related to our investment in the National Hot Rod Association. Gross profit as a percentage of net revenues increased to 45% in the third quarter of fiscal 2000 from 41% in the third quarter of fiscal 1999. Licensing revenues increased by $10.2 million, which favorably impacted our overall gross profit percentage of our branded merchandise activities.

         Selling, General, and Administrative Expenses. Selling, general and administrative expenses, which include corporate overhead expenses, were $17.7 million in the third quarter of fiscal 2000 as compared to $10.2 million in the third quarter of fiscal 1999, an increase of $7.5 million, or 74%. Of this increase, $2.7 million was due to an increase in staff related expenses. The number of full-time personnel as of January 28, 2000 was 322 as compared to 255 as of January 29, 1999, an increase of 67 employees. The increase in personnel was related to the expansion of our business. In addition, the Chairman and the Chief Executive Officer were paid in accordance with the terms of their employment contracts, which became effective prior to the closing of the initial public offering. Of the remaining $4.8 million increase, $1.6 million related to increased advertising and promotion costs and $0.9 million related to increased professional and consulting fees. Selling, general and administrative expenses as a percentage of net revenues was 18% in the third quarter of fiscal 2000 as compared to 16% in the third quarter of fiscal 1999 due to our planned investment in management and staffing.

         Depreciation and Amortization. Depreciation and amortization expense was $0.7 million in the third quarter of fiscal 2000 as compared to $0.5 million in the third quarter of fiscal 1999, an increase of $0.2 million. The increase of $0.2 million reflects the increased spending on capital projects.

         Interest Expense. Interest expense was $0.7 million in the third quarter of fiscal 2000 as compared to $0.3 million in the third quarter of fiscal 1999. The increase of $0.4 million was due to interest related to the $32.0 million note issued to our then sole stockholder on June 29, 1999 for estimated federal and state income taxes payable by our then sole stockholder. The note is unsecured, bears interest at 5%, and is payable by April 10, 2000. As of January 28, 2000, we paid approximately $5.7 million against this note, which represented the prescribed estimated income tax payments required by the Internal Revenue Service. See the Provision for Income Taxes below for further information.

         Interest Income and Other Income, Net. Interest income and other income, net was $3.2 million in the third quarter of fiscal 2000 as compared to $0.7 million in the third quarter of fiscal 1999. This increase of $2.5 million represents interest earned on our significantly higher cash balances.

         Provision for Income Taxes. Prior to the initial public offering, we were taxed as a Subchapter S Corporation and therefore, we had to provide for only certain state and foreign income taxes. The liability for federal and the remaining state income taxes was the responsibility of our then sole stockholder. Concurrent with our initial public offering, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal and state income taxes. As a result of the change in our tax status, for the year ending April 30, 2000, we will be taxed on our income at an effective rate of approximately 22% based upon the number of days during the fiscal year that we were a Subchapter S Corporation and the number of days we were a Subchapter C Corporation. As a consequence to this change, our provision for income taxes substantially increased to $5.7 million in the third quarter of fiscal 2000 as compared to $0.6 million in the third quarter of fiscal 1999.

Nine months Ended January 28, 2000 Compared to Nine months Ended January 29,
1999

         Net Revenues. Net revenues were $262.9 million in the nine months ended January 28, 2000 as compared to $157.7 million in the nine months ended January 29, 1999, an increase of $105.2 million, or 67%. Of this increase, $68.7 million was attributable to live and televised entertainment, and $36.5 million was attributable to branded merchandise.

         Live and Televised Entertainment. Net revenues were $178.2 million in the nine months ended January 28, 2000 as compared to $109.5 million in the nine months ended January 29, 1999, an increase of $68.7 million, or 63%. This increase was partially attributable to an increase of $34.9 million in our sale of advertising time and sponsorships in the first nine months of fiscal 2000 as a result of consistently high ratings for our shows and new contracts with the USA Network and UPN. These contracts provide us with the right to sell a substantial majority of the advertising time in our programs. Pay-per-view revenues increased by $14.6 million, which resulted primarily from an increase in pay-per-view buys from approximately 3.6 million in the nine months of fiscal 1999 to approximately 4.3 million in the nine months of fiscal 2000, or 19%. As it regularly takes our distributor one year to completely finalize the number of buys for each pay-per-view program, included in the 4.3 million buys for the nine months of fiscal 2000 were 0.6 million buys related to pay-per-view events in fiscal 1999. Revenue from attendance at our live events increased by $17.0 million, of which $10.0 million resulted from an increase in average ticket prices and $7.0 million resulted from an increase in attendance for the nine months ended January 28, 2000 as compared to the corresponding period in the prior fiscal year.

         Branded Merchandise. Net revenues were $84.7 million in the nine months ended January 28, 2000 as compared to $48.2 million in the nine months ended January 29, 1999, an increase of $36.5 million, or 76%. This increase was primarily due to an increase in licensing revenues of $22.4 million, new media revenues of $5.3 million, home video revenues of $4.4 million and publishing revenues of $4.0 million. The increase in licensing resulted from the continued success of WWF branded toys by JAKKS Pacific, Inc., the launch of Wrestlemania 2000 for Nintendo 64 by JAKKS Pacific Inc. and THQ, Inc. and the debut of WWF The Music Volume IV. Additionally, we increased the number of licensees in an effort to broaden our product offerings. The increase in new media revenues of $5.3 million reflects the increased traffic on our Internet web sites. The increase in home video revenues resulted from the expansion of our video catalog and a significant increase in our customer base during the first quarter of fiscal 2000. The increase in publishing revenues was due to the increased circulation of our two monthly magazines from approximately 3.9 million in the nine months of fiscal 1999 to approximately 5.2 million in the nine months of fiscal 2000.

         Cost of Revenues. Cost of revenues was $149.8 million in the nine months ended January 28, 2000 as compared to $93.3 million in the nine months ended January 29, 1999, an increase of $56.5 million, or 61%. Gross profit as a percentage of revenues increased to 43% in the nine months ended January 28, 2000 from 41% in the nine months ended January 29, 1999.

         Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $104.7 million in the nine months ended January 28, 2000 as compared to $64.1 million in the nine months ended January 29, 1999, an increase of $40.6 million, or 63%. Of the $40.6 million increase in cost of revenues, $22.8 million related to the minimum guarantees associated with our new contracts with the USA Network and UPN, fees paid to guest celebrities and fees paid to our performers which are directly related to our increased revenues. Of the remaining increase of $17.8 million, $5.2 million was due to an increase in television production costs, due in part to our new UPN program, WWF SmackDown!, $4.3 million was due to an increase in arena rental charges, which are directly related to the increased revenues, and $1.8 million was due to an increase in pay per view and live event advertising costs. Gross profit as a percentage of net revenues was 41% for both nine month periods.

         Branded Merchandise. The cost of revenues of our branded merchandise was $45.1 million in the nine months ended January 28, 2000 as compared to $29.2 million in the nine months ended January 29,

1999, an increase of $15.9 million, or 54%. Of the $15.9 million increase, $10.2 million was related to licensing, $2.4 million related to home video, $2.0 million related to publishing, and $1.6 million related to new media, substantially all of which was related to increased revenues in these areas. The increase in licensing costs of revenues also includes $1.9 million related to our investment in the National Hot Rod Association. Gross profit as a percentage of net revenues increased to 47% for the nine months of fiscal 2000 from 39% in the nine months of fiscal 1999. Licensing revenues increased by $22.4 million, which favorably impacted our overall gross profit percentage of our branded merchandise activities.

         Selling, General, and Administrative Expenses. Selling, general and administrative expenses, which include corporate overhead expenses, were $46.3 million in the nine months ended January 28, 2000 as compared to $27.8 million in the nine months ended January 29, 1999 an increase of $18.5 million, or 67%. Of this increase, $8.8 million was due to an increase in staff related expenses. The number of full-time personnel as of January 28, 2000 was 322 as compared to 255 as of January 29, 1999, an increase of 67 employees. The increase in personnel was related to the expansion of our business. In addition, the Chairman and the Chief Executive Officer were paid in accordance with the terms of their employment contracts, which became effective prior to the closing of the initial public offering. Of the remaining $9.7 million increase, $2.4 million related to increased advertising and promotion costs and $1.9 million related to increased professional and consulting fees. Selling, general and administrative expenses as a percentage of net revenues was 18% in both the nine months ended January 28, 2000 and January 29, 1999.

         Depreciation and Amortization. Depreciation and amortization expense was $1.8 million in the nine months ended January 28, 2000 as compared to $1.4 million in the nine months ended January 29, 1999 an increase of $0.4 million. The increase of $0.4 million reflects the increased spending on capital projects.

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

         Interest Expense. Interest expense was $1.8 million in the nine months ended January 28, 2000 as compared to $0.8 million in the nine months ended January 29, 1999. The increase of $1.0 million was due to interest related to the $32.0 million note issued to our then sole stockholder on June 29, 1999 for estimated federal and state income taxes payable by our then sole stockholder. The note is unsecured, bears interest at 5% and is payable by April 10, 2000. As of January 28, 2000, we paid $5.6 million against this note, which represented the prescribed estimated income tax payments required by the Internal Revenue Service. See Provision for Income Taxes below for further information.

         Interest Income and Other Income, Net. Interest income and other income, net was $4.9 million in the nine months ended January 28, 2000 as compared to $1.2 million in the nine months ended January 29, 1999. The increase of $3.7 million was due primarily to interest earned on our significantly higher cash balances.

         Provision for Income Taxes. Prior to the initial public offering, we were taxed as a Subchapter S Corporation and therefore, we had to provide for only certain state and foreign income taxes. The liability for federal and the remaining state income taxes was the responsibility of our then sole stockholder. Concurrent with our initial public offering, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal and state income taxes. As a consequence to our tax status change, the provision for income taxes substantially increased to $13.7 million in the first nine months of fiscal 2000 as compared to $1.2 million in the first nine months of fiscal 1999. The $13.7 million represents an effective tax rate of 22% for the nine months ended January 28, 2000 which includes all adjustments necessary to reflect the conversion of a Subchapter S Corporation status to a Subchapter C Corporation status upon the initial public offering. We expect our effective tax rate to be approximately 22% for fiscal 2000.

Liquidity and Capital Resources

Cash flows from operating activities increased during the nine months ended January 28, 2000 to $60.0 million as compared to $30.9 million during the nine months ended January 29, 1999. This improvement was primarily due to an increase in operating income. Working capital, consisting of current assets less current liabilities, was $215.8 million as of January 28, 2000 as compared to $52.7 million as of April 30, 1999.

Cash flows used in investing activities were primarily for capital expenditures, which were $8.9 million in the nine months ended January 28, 2000 as compared to $13.6 million during the nine months ended January 29, 1999. In August 1998, we acquired a 193-room hotel and casino facility in Las Vegas, Nevada in a joint venture partnership totaling $10.8 million. The joint venture partner's ownership in this property is reflected in the cash flow statement as a source of cash under other financing activities. Management has made a decision to sell the property and is currently soliciting offers. This property is classified on the consolidated balance sheet as an asset held for sale. Capital expenditures for the year are expected to be $16.4 million, and include the expansion and renovation of our television and production facility. Our cash balance as of February 29, 2000 was $242.8 million of which, $169.5 million is invested in various corporate commercial papers with a 7-14 day average maturity ranging from 4.76% to 5.76% and $50.8 million is invested in a prime money market fund currently earning interest of 5.26%.

Cash flows provided by financing activities were $145.8 million in the nine months ended January 28, 2000 as compared to $2.3 million during the nine months ended January 29, 1999. In connection with the initial public offering, we received net proceeds after deducting commissions and fees and expenses, of $179.3 million for the sale of 11,500,000 shares of Class A common stock at an offering price of $17.00 per share. We made Subchapter S Corporation distributions to our then sole stockholder totaling $27.1 million in the nine months of fiscal 2000 as compared to $2.8 million in the nine months of fiscal 1999. The increase in S distributions was due to the distribution made to our then sole stockholder on June 29, 1999, of cash in the amount of $25.5 million out of our earned and undistributed earnings, which have been fully taxed at the stockholder level. In addition, we issued an unsecured, 5% interest-bearing note due by April 10, 2000 in an amount equal to the estimated income taxes payable by our then sole stockholder in respect of income taxes for the fiscal year ended April 30, 1999 estimated to be $22.0 million and for the allocated portion of our taxable S Corporation earnings for fiscal 2000 that will be taxed as a Subchapter S Corporation which at the time of the issuance of this note was estimated to be $10.0 million. To the extent the allocated portion of our fiscal 2000 taxable earnings exceeds those earnings used in the calculation of estimated income taxes payable by our then sole stockholder, we have agreed to make an additional distribution to the stockholders of record as of October 18, 1999 payable no later than August 15, 2000. This distribution will represent any additional taxes payable by our then sole stockholder in excess of the original $32.0 million estimate due to increased taxable earnings. As of January 28, 2000, we have estimated such distribution to be $4.0 million and have included this amount as a due to stockholder in the consolidated balance sheet. This amount may vary depending upon our actual taxable income for the fiscal year ending April 30, 2000. As of February 29, 2000 we paid $5.6 million against this note, which represented the prescribed estimated income tax payments required by the Internal Revenue Service.

We have recently announced our intention to launch a professional football league, to be known as the XFL, which is scheduled to begin its first season in February 2001. We are in the process of negotiating television deals with broadcast and cable companies. We are currently building the infrastructure to support this league. Based on current assumptions we expect the full capitalization to be between $75.0 million and $100.0 million. We believe that the capitalization of this venture will come from existing cash balances on hand.

On December 12, 1997, we entered into a mortgage loan agreement with GMAC Commercial Mortgage Corp., which was subsequently assigned to Citicorp Real Estate, Inc., under which we borrowed $12.0 million at an annual interest rate of 7.6% to be repaid in monthly installments over 15 years. This term loan is collateralized by our executive offices and production studio, both of which are located in Stamford, Connecticut. Additional collateral includes leases, agreements and other items relating to our mortgaged property and its operations. The term loan may not be prepaid in whole or in part prior to and through December 31, 2005. Thereafter, the term loan may be prepaid in whole with the payment of a premium. As of February 29, 2000, the outstanding principal amount of the term loan was $11.1 million.

On December 22, 1997, we entered into a $10.0 million revolving credit agreement with IBJ Schroder Business Credit Corporation that expires on December 21, 2000. Interest on outstanding amounts are calculated at the alternate base rate plus 0.5%, or at the Eurodollar rate plus 2.5%, based upon the availability of qualifying receivables which collateralize the loan. In addition to qualifying receivables, this revolving credit agreement is collateralized by our general intangible property, excluding intellectual property. As of February 29, 2000, no amounts were outstanding under the revolving portion of this credit agreement.

     We have entered into various contracts under the terms of which we are required to make guaranteed payments, including:

 .    Performance contracts with all of our performers, some of which provide for future minimum guaranteed payments.

 .    Television distribution agreements with the USA Network that provide for the payment of the greater of a fixed percentage of the revenues from the sale of television advertising time or an annual minimum payment. An agreement with respect to one hour of programming expires in September 2000, and the other agreement with this network, which covers four hours of programming, expires in September 2001 but may be terminated earlier by either party. In addition, we entered into a one year agreement with the UPN expiring in September 2000, which covers two hours of programming every week and which also provides for a minimum performance payment by us.

 .    Various operating leases related to our sales offices and warehouse space.

 .    Employment contracts with Vincent K. McMahon and Linda E. McMahon, the terms of which are for a period of seven and four years, respectively.

 .    Employment contracts with some of our employees, the terms of which are generally for a period of two to three years.

     For fiscal 2000, our aggregate minimum payment obligations under these contracts are expected to be $44.0 million. We anticipate that all of these obligations will be satisfied out of cash flows from operating activities.

We believe that our existing cash balance on hand, together with cash generated from operations, and amounts available under the revolving credit agreement are sufficient to meet our working capital, capital expenditure and cash needs for our strategic investments, including the XFL, over the next twelve months. However, during such period or thereafter, depending on the size and number of the projects and investments related to our growth strategy, we may require the issuance of debt and/or additional equity securities.

Year 2000 Readiness Disclosure

We are year 2000 compliant. The year 2000 did not pose any operational problems for our computer and television production systems.

As of February 29, 2000 we had spent less than $100,000 on our year 2000 compliance. Such amounts included normal system upgrades and replacements. Costs specifically associated with modifying our systems for year 2000 compliance have been expensed as incurred.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly report on Form 10-Q, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expensed or implied by such forward-looking statements. The factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and in oral statements made by our authorized officers. In addition the following factors, among others, could cause our financial performance to differ materially from that expressed in any forward-looking statements made by us, or on our behalf: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand entertainment, (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our story lines and the popularity of our brand of entertainment,
(iii) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and story lines, (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, (v) we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, (vi) our ability to protect the intellectual property rights in which we depend upon could negatively impact our ability to compete in the sports entertainment market, (vii) a decline in the general economic conditions or in the popularity of our brand of sports entertainment could adversely impact our business, (viii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries, (ix) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, (x) we could incur substantial liabilities if pending material litigation is resolved unfavorably, (xi) the failure of our new complimentary businesses, including the professional football league to be known as the XFL, could adversely effect our existing businesses, (xii) our management has broad discretion over the use of proceeds from the offering , and therefore investors will not have the opportunity to evaluate information concerning the application of proceeds, (xiii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can exercise significant influence over our affairs, and his interests may conflict with the holders of our Class A common stock, (xiv) a substantial number of shares will be eligible for future sale by our current stockholder, and the sale of those shares could lower our stock price, and (xv) there has been no prior market for our Class A common stock, and the market price of the shares will fluctuate, (xvi) our operations may suffer temporary disruptions from year 2000 computer problems resulting in increased expenses, decreased revenues or earnings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and undue reliance should not be placed on these statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have not included the information required related to market risk because it is not material to us.

Part II. Other Information.

Item 1. Legal Proceedings

     On May 13, 1991, William R. Eadie, a former professional wrestler who had been one of our performers, filed a lawsuit in state court in Wisconsin against us and Mr. McMahon. The case was removed to the United States District Court for the District of Connecticut on August 7, 1991. The suit alleges that we breached an oral agreement to compensate Eadie for the use of his ideas in connection with a wrestling tag team called "Demolition" and to employ him for life. Plaintiff is seeking $6.5 million in compensatory damages and unspecified punitive damages. We have denied any liability and are vigorously contesting this action. In a similar action filed against us on April 10, 1992 in the United States District Court for the District of Connecticut, Randy Colley, a former professional wrestler who had been one of our performers, also alleges that we breached an oral agreement to compensate him for disclosing his idea for a wrestling tag team called "Demolition." He is seeking unspecified compensatory and punitive damages. We have denied any liability and are vigorously defending this action. Colley's claims were consolidated for trial with those of Eadie in the action described above. We believe that both plaintiffs' claims are without merit. On May 20, 1998, a magistrate judge ruled that the plaintiffs' expert on damages could not testify at trial. Thereafter, the plaintiffs engaged a second expert on damages, whose report was filed on August 31, 1999. Given the substance of the second expert's opinion, as well as continuing developments in the law regarding the relevance and reliability of expert opinions, it is not possible to predict whether this second expert's opinion will be admitted into evidence at trial. Expert discovery has not been completed, and no trial date has been scheduled. We believe that an unfavorable outcome in these actions may have a material adverse effect on our financial condition, results of operations or prospects.

     On August 28, 1996, James Hellwig, a former professional wrestler who had been one of our performers, filed a suit against us in state court in Arizona alleging breach of two separate service contracts, defamation and unauthorized use of servicemarks and trademarks allegedly owned by him. We have denied all liability and have vigorously defended this action. We believe that Hellwig's claims are without merit. We have asserted counterclaims against him for breach of his service contracts and seek rescission of an agreement by which we transferred ownership of the servicemarks to him. In addition, we filed a separate action in federal district court in Connecticut on March 11, 1998, seeking a declaration that we own the characters, Warrior and Ultimate Warrior, under both contract and copyright law. During a settlement conference with the Arizona State Court on March 3, 2000 the parties reached an agreement in principal to settle all outstanding claims in both the Arizona and Connecticut lawsuits. The parties are in the process of memorializing the settlement agreement. The terms of the settlement agreement are confidential. However, the amount of the settlement will not have a material adverse effect on our financial condition or results of operations or prospects.

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

     On May 18, 1998, WCW filed an action against us in the United States District Court for the District of Connecticut and immediately moved to consolidate this action with our pending action against WCW and TBS described above. WCW alleges that we diluted various marks owned by and/or licensed to WCW by disparaging those marks and also claims that we engaged in unfair competition when we aired a "Flashback" series of past World Wrestling Federation performances on USA Network without disclosing that some of the performers, at the time the series was subsequently broadcast, were then affiliated with WCW. We have denied any liability and are vigorously defending against this action. We have filed a counterclaim for abuse of process, which WCW moved to dismiss. In January, 2000 the Court granted WCW's motion. Discovery is ongoing, and we intend to move for summary judgment when discovery is concluded. We believe that WCW's claims are without merit. WCW has yet to state a claim for damages. We believe that the ultimate liability resulting from such proceeding, if any, will not have a material adverse effect on our financial condition, results of operations or prospects.

     On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with us, filed suit in state court in Missouri against us, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The specific allegations against us include the failure to use ordinary care to provide proper equipment and personnel for the safety of Owen Hart, the failure to take special precautions when conducting an inherently dangerous activity, endangerment and the failure to warn, vicarious liability for the negligence of the named individual defendants, the failure to properly train and supervise, and the provision of dangerous and unsafe equipment. Plaintiffs seek compensatory and punitive damages in unspecified amounts. On September 1, 1999, we filed our answer, affirmative defenses and cross-claims, denying any liability for negligence and other claims asserted against us. We believe that we have meritorious defenses and intend to defend vigorously against the suit. On October 1, 1999, we filed a complaint in the United States District Court for the District of Connecticut, principally seeking a declaratory judgment with respect to the enforceability of contractual defenses, forum selection clauses, and other provisions of Owen Hart's contract with us. The defendants have filed a motion to dismiss our complaint for want of jurisdiction which is currently pending before the court. On February 22, 2000, we filed an Emergency Motion for Specific Enforcement of and for Summary Judgement on Forum Selection Clause seeking a legal ruling that any claims belonging to Owen Hart arising out of his relationship with us be adjudicated in Connecticut. Our motion is currently pending. We believe that an unfavorable outcome of this suit may have a material adverse effect on our financial condition, results of operations or prospects.

     On September 20, 1999, we were formally served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with us, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass's complaint sought $20.0 million in compensatory damages and $100.0 million in punitive damages. On or about November 9, we received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On or about November 30, 1999, our outside counsel confirmed that no action regarding the EEOC claim is required by us at this time. We filed a Motion to Dismiss the Bass complaint. Plaintiff filed an amended complaint on February 28, 2000 withdrawing her stated demand of $0.1 million in punitive damages as well as her claims of civil assault and intentional infliction of emotional distress. The amended complaint now seeks relief under Title VII for Sexual Harassment, Title 42 ss.1981 (a) for gender bias, and for violations of the New York Human Rights law. We believe that the claims are without merit and intend to vigorously defend against this action. Based on our preliminary review of the allegations and the underlying facts, as we understand them, we do not believe that an unfavorable outcome in this action will have a material adverse effect on our financial condition or results of operations or prospects.

     We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings arising in the ordinary course of doing business.

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

*27. Financial Data Schedule
--------------------------

*Filed herewith

(b.) Reports on Form 8-K

On November 22, 1999 the Company filed a Report on Form 8-K dated October 19, 1999 under Item 5 Other Events.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  World Wrestling Federation Entertainment, Inc. (Registrant)



Dated:  March 8, 2000         By: /s/ August J. Liguori
                                  -------------------------
                                  August J. Liguori
                                  Executive Vice President and
                                  Chief Financial Officer