Form 10-K
period 2000-04-30
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 2000-07-31
CIK 1091907

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2000

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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Class A Common Stock, $.01 par value per share                         Nasdaq National Market
            (Title of each class)                           (Name of each exchange on which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                                     None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X      No_____
                                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


Aggregate market value of the voting stock held by non-affiliates of the Registrant at July 28, 2000 was approximately $341,411,350.

As of July 28, 2000, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 16,170,384 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 56,667,000 shares.

The Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
                                            PART I

Item 1.    Business..................................................................................    1
Item 2.    Properties................................................................................    9
Item 3.    Legal Proceedings.........................................................................   11
Item 4.    Submission of Matters to a Vote of Security Holders.......................................   12

                                            PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....................   13
Item 6.    Selected Financial Data...................................................................   13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....   17
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk................................   25
Item 8.    Consolidated Financial Statements and Supplementary Data..................................   25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......   25

                                            PART III

Item 10.   Directors and Executive Officers of the Registrant........................................    *
Item 11.   Executive Compensation....................................................................    *
Item 12.   Security Ownership of Certain Beneficial Owners and Management............................    *
Item 13.   Certain Relationships and Related Party Transactions......................................    *

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   26

* Incorporated by reference from the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement").

PART I

Item 1.   Business


     We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring our highly successful World Wrestling Federation brand. We have been involved in the sports entertainment business for over 20 years, and have developed the World Wrestling Federation into one of the most popular forms of entertainment today. We are utilizing this experience in the creation of the XFL, a professional football league, which will begin its inaugural season in February 2001. See "New Business Developments" for a further discussion of the XFL. We have experienced significant growth in many aspects of our business. We believe this growth has been driven by a series of management decisions initiated to reposition our business. These decisions included:

       . Expanding our story lines through the further integration of contemporary themes;

       . Increasing our focus on the continuous development of talented young performers to supplement our pool of established talent;

       . Developing additional weekly television programming and intensifying our pay-per-view marketing efforts to expand our audience;

       . Bringing the distribution of home videos and the publication and distribution of direct mail catalogs in-house;

       .    Expanding the licensing and direct sale of our branded merchandise;

       . Negotiating agreements to expand our rights to sell advertising time on our television programming; and

       . Establishing a presence on the Internet to further promote our brand, generate additional revenue streams, and provide our fans with a channel for interactive communication.

     Our objectives are to broaden our leadership position in the creation, production and promotion of our form of televised and live entertainment events and to leverage our technical and operating skills to pursue complementary entertainment-based business opportunities. Some of the key elements of our strategy are to:

       . Continue to produce high quality, branded programming, live events and consumer products for worldwide distribution;

       . Expand our existing television and pay-per-view distribution relationships and develop broader distribution arrangements for our branded programming worldwide;

       . Increase the licensing and direct sales of our branded products through our distribution channels;

       . Further develop the Internet as an entertainment and advertising platform;

       . Form strategic relationships with other media and entertainment companies, such as National Broadcasting Company, Inc. ("NBC") and CBS and its parent company Viacom Inc. ("Viacom / CBS"), to further promote our brand and our products and to develop new brands, such as the XFL;

       .    Develop new non-core programming; and

       . Grow location-based entertainment sites, such as our recently acquired WWF NY themed complex in Times Square.

     In October 1999, we sold 11,500,000 shares (including the underwriters' overallotment of 1,500,000 shares) of Class A common stock to the public at an initial offering price of $17.00 per share. World Wrestling Federation Entertainment, Inc., formerly known as Titan Sports, Inc., was incorporated in Delaware in 1987, and in 1988 we merged with our predecessor company, which had existed since 1980. Our operations include our wholly-owned subsidiaries, World Wrestling Federation Entertainment Canada, Inc., Stephanie Music Publishing Inc., WWF Hotel and Casino Ventures, LLC, TSI Realty Company, Event Services, Inc., WWF New York, Inc., WWFE Sports, Inc. and our majority owned subsidiary, Titan/Shane Partnership. WWFE Sports, Inc. owns 50% and currently has operating control of XFL, LLC which is a new venture established with NBC.

    In this Annual Report on Form 10-K, "WWF" refers to World Wrestling Federation Entertainment, Inc. and its subsidiaries and its predecessors, unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to WWF and its subsidiaries. World Wrestling Federation and the World Wrestling Federation logo are two of our marks. The Annual Report on Form 10-K also contains other of our trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.



Creative Development and Production

     We believe that we have developed the World Wrestling Federation brand into one of the most recognizable sports entertainment brands in the world. We believe our brand can be further leveraged to enhance our existing businesses by:

       . Continuing to develop creative story lines, entertaining characters, exciting live events and televised programming;

       . Recruiting, developing and maintaining a roster of highly skilled athletes who have the physical presence, acting ability and charisma to develop into popular performers;

       . Promoting our brand identity through sponsorships, licensing, marketing, advertising and other activities featuring our performers; and

       . Providing opportunities for our performers to utilize their talents in other forms of television programming and film projects.

     Our creative team, headed by Vincent McMahon, develops soap opera-like story lines employing the same techniques that are used by many successful dramatic television series. The interactions among the characters reflect a wide variety of contemporary topics, often depicting exaggerated versions of real life situations and typically containing "good versus evil" or "settling the score" themes. Story lines are usually played out in the wrestling ring, our main stage, and typically unfold on our weekly television shows and monthly pay-per-view events. Woven into the story lines is the ongoing competition for the various World Wrestling Federation Championship titles.

     In addition, our creative team develops a character for each performer. Once a character's basic traits have been formulated, we work to define and emphasize those traits through various accessories, including costumes and entrance music. We own the rights to substantially all of our characters, and we exclusively license the rights we do not own through agreements with our performers.

     Our success is, in large part, due to the continuing popularity of our performers. We currently have exclusive contracts with approximately 120 performers, ranging from development contracts with prospective performers to long term guaranteed contracts with established performers. These contracts vary depending upon a number of factors, including the individual's popularity with our audience, his or her skill level, his or her prior experience and our needs.

Our performers are independent contractors who are highly trained and motivated and portray popular characters such as Stone Cold Steve Austin, The Rock, The Undertaker, Triple H, Chyna, Kane and Kurt Angle. We constantly seek to identify, recruit and develop additional performers for our business. Once recruited, established performers are immediately incorporated into our story lines while less experienced performers are invited to participate in our extensive training program. Under agreements with regional promotors of wrestling events in, among other places, Southern California, Kentucky, and Tennessee promising candidates are often "loaned" to the regional promoters allowing these new performers to hone their skills by working in front of live audiences and appearing on local television programs. The most successful and popular performers are then incorporated into our television programming and pay-per-view events where their characters are more fully developed.

     With limited exceptions, we retain all proprietary rights in perpetuity to any intellectual property that is developed in connection with the characters portrayed by our performers. This includes the character and any associated costumes, names, props, story lines and merchandise. Our performers share in a portion of the revenues that we receive. We believe that our relationships with our performers are generally satisfactory.

Live and Televised Entertainment

     Live events, television shows and pay-per-view programming are our principal creative and production activities. Revenues from these activities were approximately $265.5 million, $170.1 million and $92.6 million in fiscal 2000, 1999 and 1998, respectively. For additional segment information, see Note 15 of Notes to Consolidated Financial Statements.


  Live Events

     Live events are the cornerstone of our business and provide the content for our television and pay-per-view programming. Each event is a highly theatrical production, which involves a significant degree of audience participation and employs various special effects, including lighting, pyrotechnics, powerful entrance music, and a variety of props.

     In fiscal 2000, we held approximately 206 live events in approximately 100 cities in North America, including 18 of the 20 largest metropolitan areas in the United States, as well as several international locations. Attendance at our live events was 2.5 million, 2.3 million and 1.6 million for the fiscal years ended April 30, 2000, 1999 and 1998, respectively.

Over this period, we have consistently held our live events at major arenas, such as Madison Square Garden in New York City, Arrowhead Pond of Anaheim, Allstate Arena in Chicago, First Union Center in Philadelphia and Fleet Center in Boston.

     We promote our live events through a variety of media, including television, radio, print, and the Internet. Our revenues from the live events are primarily derived from ticket sales, with prices for most live events averaging approximately $27 per ticket. At Wrestlemania, our premier event, a ringside seat, including the souvenir chair, sells for up to $400. The operator of a venue at which our live event is held typically receives a fixed fee or a percentage of the revenues from ticket and merchandise sales for use of the venue.

  Television Programming

     We are an independent producer of television programming. Relying primarily on our in-house production capabilities, we produce seven shows consisting of nine hours of original programming 52 weeks per year.

     Four of our seven television shows are currently carried by the USA Network ("USA"), which is available in approximately 78 million households in the United States. These include our flagship two-hour production, Raw is War, and Sunday Night Heat, both of which air in prime time, and Live Wire and Superstars, post-produced "magazine" type shows that air on Saturday and Sunday mornings, and are edited with younger viewers in mind. We also produce WWF Metal and WWF Jakked, which are shown by over 138 broadcast stations across the country in syndication. Our newest show, WWF SmackDown!, which first aired in August 1999, is a two-hour prime-time program on the United Paramount Network ("UPN"), which is available in approximately 86 million households in the United States. We voluntarily designate the suitability of each of our shows using standard television industry ratings.

     We anticipate that, effective September 25, 2000, our five hours of programming currently airing on USA Network will be broadcast on cable networks owned by Viacom/CBS. See "New Business Developments" for further information.

     According to the Nielsen ratings service, Raw is War was the number one rated regularly scheduled show on cable television for 32 weeks during our fiscal year ended April 30, 2000, achieving an average weekly rating of 6.2. In addition, since its inception, WWF SmackDown! has been the number one rated weekly program on UPN, achieving an average weekly rating of 4.7. In fiscal 2000, Sunday Night Heat achieved an average weekly Nielsen rating of 3.5. Based on these ratings, for the year ended April 30, 2000, Raw is War averaged approximately 6.7 million viewers weekly, Sunday Night Heat averaged approximately 3.8 million viewers weekly and, since its inception, WWF SmackDown! averaged 6.6 million viewers weekly.

     Our programming is principally directed to audiences aged 18 to 34. In the past couple of years, it has become particularly popular with two groups that are highly coveted by advertisers: males aged 18 to 34 and teenagers aged 12 to 17.

     We sell advertising time on our television programs to over 110 major advertisers and sponsors. Advertising time and customized sponsorship programs are sold directly by our New York, Chicago and Toronto-based sales forces since we are uniquely positioned to offer comprehensive advertising programs across all of our media outlets, including our television shows, magazines, Internet sites, and various live and pay-per-view events. We believe our ability to offer our advertisers and sponsors such a comprehensive program enables us to maximize the value of the advertising time in our television programs.

     In September 1998, we entered into an arrangement with the USA Network pursuant to which we have the right to sell a substantial majority of the advertising inventory in our shows in exchange for our obligation to pay the network the greater of a fixed percentage of our net advertising revenues or a minimum guaranteed amount. We anticipate that this agreement will be replaced with the new agreement with Viacom/CBS. We also have an arrangement with UPN, pursuant to which we sell a substantial majority of the advertising inventory in WWF SmackDown!, which began airing in August 1999, in exchange for our obligation to pay the network the greater of a fixed percentage of our net advertising revenues, less production costs, or a minimum guaranteed amount.

     We also sell sponsorships designed to meet the promotional needs of advertisers. These range from presenting the Slam Of The Week, a 35-second spot that airs within our television programs, to sponsoring our annual Wrestlemania event. Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including television, Internet and print advertising, arena signage, on-air announcements and special appearances by our performers. We advertise products from some of the leading companies in the food and beverage, video game, toy, movie and television studio and telecommunications industries, among others.

     Our state-of-the-art facility in Stamford, Connecticut, which houses our television and music recording studios and post-production operations, is staffed by 84 employees, including producers, directors, editors, cameramen, audio engineers, graphic designers, English and Spanish-speaking announcers and an administrative staff that oversees the production schedule. Our staff is augmented by freelance technicians who assist in our remote television broadcasts. We plan to expand our facility and continue to upgrade our production equipment as necessary.

  Pay-Per-View Programming

     Each pay-per-view event is a live three-hour event that we intensively market and promote through our television shows, our Internet sites, and a variety of other promotional campaigns.

     We have been pioneers in both the production and promotion of pay-per-view events, since our first pay-per-view event, Wrestlemania, in 1985. By fiscal 1996, we increased our domestic pay-per-view offerings to 12 per year. Our events consistently rank among the pay-per-view programs achieving the highest number of buys. In fiscal 2000, we had approximately 6.8 million buys for these events. Wrestlemania 2000 which aired in April 2000 had approximately 0.8 million buys, making it one of the most subscribed pay-per-view programs ever.

     Pay-per-view buys of our events have more than doubled over the past three fiscal years, increasing to 6.8 million in fiscal 2000 from 5.4 million in fiscal 1999 and 2.9 million in fiscal 1998.

     Our premier event, Wrestlemania, has a suggested retail price of $39.95 and each of our other 11 domestic pay-per-view events has a suggested retail price of $29.95. Consistent with industry practices, we share the revenues with the cable systems and pay a fee to inDemand, the leading distributor of pay-per-view programming in the United States.

     Currently, pay-per-view is available to approximately 44 million cable subscribers in the United States, or approximately 55% of total cable subscribers. inDemand has the capacity to distribute our pay-per-view broadcasts to approximately 28 million cable subscribers. We use other distribution channels to reach the balance of such cable subscribers in the United States. We also have arrangements with DIRECTV and a growing number of other satellite distributors to further increase the potential subscriber base of our pay-per-view events.

International

     During fiscal 2000, we continued to grow internationally. Our programs are viewed in over 150 countries and in 11 different languages. We recently signed a five year contract with BSkyB and a one year contract with Channel 4 in the United Kingdom to air our programs weekly and signed agreements with Canal Plus in France and Premiere in Germany. In fiscal 2001, we expect to continue to expand our reach into other markets around the world.

     The BSkyB and Channel 4 contracts have significantly expanded our access to the UK market. In May 2000, our UK pay-per-view special generated a 65% increase in buys as compared to our fiscal 2000 UK pay-per-view special. In connection with our agreement with BSkyB, we are committed to have a minimum of two UK pay-per-view programs during each fiscal year through April 30, 2003.

Branded Merchandise

     We offer a wide variety of branded retail merchandise through both a well-developed domestic and international licensing program and a comprehensive direct sales effort. We and our licensees market this merchandise through a variety of distribution channels, including mass market and specialty retailers, concession stands at our live events, and our television programs, Internet sites, magazines and direct mail catalogs.

     Our revenues from the sale of our branded merchandise were approximately $113.8 million, $ 81.4 million and $33.6 million in fiscal 2000, 1999 and 1998, respectively. For additional segment information, see Note 15 of Notes to Consolidated Financial Statements.


  Licensing and Direct Sales

     We have a well-developed domestic and international licensing program using our World Wrestling Federation mark and logo, copyrighted works and characters on thousands of retail products, including toys, video games, apparel, and a wide assortment of other items. As part of our strategic repositioning in 1997, we began to expand aggressively the number of licensees from less than 50 to approximately 125. In all of our licensing agreements, we retain creative approval over the design, packaging and location of, and the promotional material associated with, all licensed products to maintain the distinctive style, look and quality of our intellectual property and brand. Our licensing agreements provide that we receive a percentage of the wholesale revenues as a royalty and require minimum guarantees with periodic advances. In addition to our in-house staff, we contract with outside agents to identify, develop and monitor our licensing arrangements. In fiscal 2000, we estimated retail revenues from the sale of our branded merchandise through our licensees at approximately $625.0 million.

     Our direct merchandise operations consist of the design, marketing and sale of various products, such as shirts, caps and other items, all of which feature our characters or our World Wrestling Federation logo. All of these products are designed by our in-house creative staff and manufactured by third parties. The merchandise is sold at our live events under arrangements with the arenas, which receive a percentage of the revenues. Our merchandise is also sold through internally developed catalogs, which are distributed periodically as part of World Wrestling Federation Magazine and

RAW Magazine. We also sell merchandise on a direct basis via our television shows and our wwfshopzone.com Internet site.



  Home Video

     We own and continue to amass a video library containing thousands of hours of programming from our pay-per-view events and our television shows dating back to the 1970s. Beginning in the mid-1980s, this library was used in the production and sale of home videos by a licensee. In 1998, we began to produce and market home videos in-house. In addition to producing videos from our library footage, we create new videos utilizing original footage produced specifically for this purpose. We create master tapes and contract with a third party to duplicate and distribute the videos to retailers nationwide, such as Blockbuster Video, Wal-Mart and Target. Our videos are sold at retail sales prices ranging from $14.95 to $39.95.

     Unit sales in fiscal 2000 of in-house operations were approximately 2.6 million units. Our home video revenues are derived from sales through approximately 40 unaffiliated distributors and/or direct customers. According to Billboard Magazine, seven of our home videos ranked among the top 10 best selling home videos in the "Sports" category as of July 3, 2000.

  Music

     Music is an integral part of the entertainment experience at our live events and on our television programs. We compose and record theme songs tailored to our characters in our recording studio in Stamford, Connecticut. We and a third-party music publisher own the musical composition rights to this music and we own all of the sound recording rights to our master recordings. A third party manufactures, markets and distributes CDs of our music to retailers nationwide, such as MusicLand, K-Mart, Wal-Mart, Best Buy, and Transworld.

     Recently, we hired a president of our newly created record division who will be responsible for the entire business, including the publishing, marketing and distribution of our music. During fiscal 2001, we plan to release a rock compilation, which will be our first album with Columbia Records, a unit of Sony Music Entertainment. Our long-term business plan is to attract recording artists to record their music under our own label.

     Five albums containing our music have been released. Our two recent compilations containing WWF music, WWF Aggression, reached number eight on the Billboard Top 200 Album Chart and achieved gold status, selling approximately
0.5 million units as of July 3, 2000 and WWF The Music Volume IV reached number four on the Billboard Top 200 Album Chart and achieved platinum status, selling approximately 1.1 million units as of July 3, 2000.

  Publishing

     Our publishing operations consist primarily of two monthly magazines, World Wrestling Federation Magazine and RAW Magazine, which are used to help shape and complement our story lines in our television programs and at our live events. We also include our direct marketing catalog in our magazines on a quarterly basis. The magazines include color photographs taken at recent live events, biographies and features of our performers, and human interest articles. Our combined newsstand and combined subscription circulations approximated 4.0 million and
2.8 million, respectively, in fiscal 2000.

     Our in-house publishing and editorial departments prepare all of the editorial content and use outside contractors to print and distribute the magazines to subscribers and newsstands.

     During fiscal 2000, through our licensee ReganBooks, we released two hardcover autobiographies of our performers, "The Rock Says..." and "Mankind:
Have a Nice Day". Both books reached number 1 on The New York Times Bestsellers List. During fiscal 2001, through ReganBooks, we will be releasing autobiographies on Chyna and the Fabulous Moolah, as well as Mick Foley's holiday book, a historical look at Wrestlemania and a WWF cookbook.

  New Media

     We utilize the Internet to promote our brand, create a community experience among our fans, and market and distribute our various products. Through our network of Internet sites, our fans can purchase our branded merchandise on-line, obtain our latest news and information, including content that is accessible only on-line, stay abreast of our evolving story lines, tap into interactive chat rooms to communicate with each other and our performers, and experience archived video and audio clips of performers and previous media events. We also offer users the ability to purchase our webcast pay-per-view events. We promote wwf.com on our televised programming, at our live events, in our two monthly magazines and in substantially all of our marketing and promotional materials. In addition to wwf.com, our network of sites includes, among others, wwfshopzone.com, stonecold.com, therock.com, wwfdivas.com and wwfecorpbiz.com.

     Our desirable demographics, combined with the volume of traffic on our network of Internet sites, enable us to attract prospective advertisers for our web sites. Advertising on our network of sites is priced on a cost per million basis determined by page impressions and is primarily sold directly by us. In fiscal 2000, we established a dedicated Internet advertising sales force to market our sites to current and prospective advertisers. Our Internet advertising revenues increased to $6.9 million in fiscal 2000 from $0.8 million in fiscal 1999.

     Our Internet presence has been expanding at a rapid rate. We have experienced a significant increase in the number of people visiting our sites and purchasing our products via the Internet. In the month of April 2000, our main site, wwf.com, generated approximately 200 million page views as compared to 86 million page views in April 1999 and according to PC Data Online, we had approximately 4.4 million visitors in April 2000 as compared to 1.8 million in April 1999. The 4.4 million visitors spent an average of 24 minutes on our site. In April 2000, we were the fourth ranked sports-only web site among all audiences, behind ESPN, SportsLineUSA and CNNSI; and among males aged 12 to 17, we were the third ranked entertainment and news information web site.

New Business Development

     As part of our strategy to broaden our leadership position in the creation, production and promotion of our brand and to further leverage our technical and operating skills and to pursue new brands and complementary businesses, we have agreed to enter into a strategic alliance with Viacom/CBS, established a new professional football league called the XFL with NBC and purchased a WWF themed entertainment complex from our licensee in New York City.

New Television Distribution Agreement

     In April 2000, we agreed to enter into a strategic alliance with Viacom/CBS. This alliance will allow us to broaden our viewing audience by providing us access to a variety of television networks and other operations from which we can promote our brand and distribute our programs. Under this agreement, effective with the television season beginning in September 2000 and continuing through the television season ending September 2005, five hours of our programming, currently broadcast by USA Network, will be moved to cable networks owned by Viacom/CBS. Our flagship program, Raw is War as well as our post produced programs, Live Wire and Superstars, will air on The TNN Network ("TNN") and Sunday Night Heat will air on Music Television ("MTV"). The combined effect of cross promotion among a number of networks, and the inclusion of our program on MTV with its large and youthful demographic is expected to continue to increase exposure of our brand to our target audience. As with our current television contract, we will sell a substantial majority of the commercial advertising for the TNN programs. Sales of commercial advertising for Sunday Night Heat on MTV will be made by the MTV sales force. The contract provides for lower participation percentages and substantially reduced minimum advertising guarantees. The contract also significantly increases rights fees paid to us for these programs and provides additional compensation, including allowing us to produce up to seven specials a year, at our discretion, for mutually agreed upon rights fees. The effectiveness of the Viacom/CBS alliance is conditioned upon our prevailing in USA's appeal of a decision favorable to us in litigation brought by USA. See "Legal Proceedings."

XFL

     As part of our strategy to create new brands, we determined that there is a significant amount of fan interest in a new professional football league, and we developed a business plan to establish a league called the XFL. To implement the plan, we have entered into a venture with NBC to own and fund the league. Commencing in February 2001, the XFL will begin its inaugural season with eight teams playing a total of ten regular season games, culminating with two play-off games and the XFL championship game. NBC will broadcast XFL regular season and championship games. The season will coincide with the end of the National Football League's ("NFL") regular season, playoffs and Super Bowl, where fan interest is at its peak. We intend to capitalize on this interest and established viewing patterns for the NFL. The eight cities selected are Chicago, New York/New Jersey, Los Angeles, San Jose, Las Vegas, Birmingham, Memphis and Orlando.

     Each of the teams will have an active roster of 38 players and a taxi squad of seven players. It is anticipated that a substantial portion of the player's compensation will be derived from bonus money for each game won during the regular season and a share in the $1.0 million XFL championship bonus pool, while earning a modest base salary. Total player compensation, including bonus pools for games won, will be determined on an annual basis by the league office.

     On a weekly basis, one game will air during prime-time Saturday nights on NBC, one game will air during prime-time on Sunday evenings on UPN and a third game will air at a time and on a cable network that has yet to be determined. We are currently exploring several possible cable networks to air the third game. Our intention is to implement rule and other changes designed to produce a faster paced, hard hitting brand of football. We also plan to have the viewers more involved in the game by allowing them wider access to the action on and off the field.

     As of July 14, 2000 we have hired approximately 28 employees, which include five team general managers. Over the next three to four months we expect to have all of our general managers and head coaches selected as well as our administrative staff hired. In addition, we have received over 15,000 applications for football players and intend to have our league player draft in October, with several mini-training camps and a four week training camp in January 2001.

WWF NY

     In January 2000, one of our licensees opened a WWF themed entertainment complex in Times Square. In light of the high visibility of the complex and its importance to our brand, in May 2000 we purchased this complex for approximately $24.5 million and took over management of its operations, believing that we could further enhance the complex as an entertainment destination. In addition, we spent approximately $3.7 million on audio/visual equipment for the complex and expect to make additional capital expenditures of $2.0 million to $3.0 million during fiscal 2001. Our business plan for the entertainment complex is based on our ability to attract our fans to a specific location and to provide a high level of entertainment. The complex will provide our fans with interactive entertainment, including from time to time:

          .    the production of various daily afternoon television shows in addition to other television programming,
          .    the airing of our regularly scheduled TV shows and pay-per-views,
          .    the backdrop for our post-produced 'magazine shows', Livewire and
               Superstars,
          .    the potential showcase of some of our up and coming rock groups and acts,
          .    ongoing appearances by our performers and autograph sessions, and
          .    the potential of a disco night club.

The 46,500 foot complex includes a stage area, night club, restaurant, full service bar, and a retail store.

Competition

     As an entertainment company, we compete for entertainment and advertising dollars with other entertainment and leisure activities. Our live events face competition from professional and college baseball, basketball, hockey and football, among other activities, in most cities in which we hold those live events. We also compete for attendance, broadcast audiences and advertising revenue with a wide range of alternative entertainment and leisure activities.

     We compete in the sports entertainment business as it relates to wrestling on a national basis primarily with World Championship Wrestling ("WCW"). We compete with WCW in all aspects of our business, including viewership, access to arenas, the sale and licensing of branded merchandise and distribution channels for our televised programs. We also directly compete to find, hire and retain talented performers. WCW has substantially greater financial resources than we do and is affiliated with television cable networks on which WCW's programs are aired. Notwithstanding, we believe that our sports entertainment product is highly differentiated from those of our competitors by our creative capabilities, production values, character development, and story lines. Other sources of competition in our sports entertainment market are regional promoters of wrestling events.

     With the introduction of the XFL, in addition to non-sports programming, we will compete for viewership with the NBA and NHL. We will compete for players with, among others, the CFL (Canadian Football League) and the AFL (Arena Football League).

     In addition to a wide variety of clubs and other entertainment centers in the New York metropolitan area, WWF NY competes with themed and other restaurants in the Times Square area. We feel, however, that our loyal fans will be drawn to the entertainment complex when they are in New York.


Trademarks and Copyrights

     We have a portfolio of approximately 1,500 registered and pending trademarks and service marks worldwide and maintain a catalog of approximately 5,000 registered copyrights on all of our merchandise containing artwork, including merchandise, music, photographs, books and magazines, videos and apparel art. The focus of our registration effort is to register marks and works which embody our trademarked and copyrighted characters portrayed by our performers and which encompass images, likenesses or names of these characters, commonly referred to as their trade dress. On an annual basis, we register approximately 300 copyrights, trademarks and service marks covering all of the merchandise, publications, home videos, programming and characters featured in our story lines. We currently own over 350 Internet web domain names and have a network of developed sites, which contribute to the exploitation of our trademarks and service marks worldwide. We have the right to use the initials "WWF" as a servicemark and trademark for our sports entertainment services. In 1994, we entered into an agreement with an unaffiliated third party, WWF-World Wide Fund for Nature (the "Fund"), a nonprofit environmental conservation organization, that sets forth limitations with respect to our use of these initials domestically and internationally. This agreement did permit our use of the then-current World Wrestling Federation logo anywhere in the world. Our current World Wrestling Federation logo contains the initials "WWF" in a highly-stylized way and is a separate and independently recognized commercial impression. While we believe that the logo is not restricted by the agreement, the Fund has initiated litigation seeking injunctive relief and damages for alleged breaches of the agreement. See "Legal Proceedings."
    We vigorously enforce our intellectual property rights by, among other things, searching the Internet to ascertain unauthorized use of our intellectual property, seizing goods at our live events that feature unauthorized use of our intellectual property and seeking restraining orders in court against any individual or entity infringing on our intellectual property rights.


Employees

     As of July 3, 2000, excluding our XFL and WWF NY operations, we had 362 full-time employees. Of that total, 130 were primarily engaged in organizing and producing live performances and television and pay-per-view shows, 71 were primarily engaged in licensing, merchandising and consumer product sales, and 161 were primarily engaged in management and administration. Our in-house production staff is supplemented with contract personnel on an as needed basis.

     To support the XFL, we anticipate hiring approximately 300 employees over the next three to four months. These new employees include individual team general managers, head coaches, coaching staffs and other football personnel in addition to league and team administrative staff. Additionally, we will sign over 350 football players to contracts after the annual player draft and subsequent tryout camps in the fall of 2000. As of July 14, 2000, we had 28 full-time XFL employees.

     As of July 3, 2000, we had approximately 216 full time employees at the WWF NY complex. Of that total, 26 were engaged in the management and administration and 190 were hourly employees engaged in the food service and entertainment aspects of the complex.

     We believe that our relationships with our employees are generally satisfactory. None of our employees is represented by a union.


Item 2.  Properties

     We maintain our executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut, and sales offices in New York, Chicago, and Toronto, Canada.

     We own the buildings in which our executive and administrative offices, our television and music recording studios and our post-production operations are located. We lease space for our sales offices, our warehouse facilities and our entertainment complex. While we believe that our facilities are adequate for our current needs, over the next year we plan to expand our studios, as necessary and, as a matter of policy, will continue to invest in new equipment in order to maintain our state-of-the-art facility.

Our principal properties consist of the following:

                                                                                          Expiration Date
Facility (1)             Location             Square Feet            Owned/Leased           of Lease
------------             --------             -----------            ------------         -------------
Executive offices        Stamford, CT             114,300               Owned                      --
Production studios       Stamford, CT              39,900(2)            Owned                      --
Sales office             New York, NY              10,075               Leased              July 15, 2008
Sales office             Toronto, Canada            3,311               Leased              April 30, 2004
Sales office             Chicago, IL                  347               Leased              May 31, 2001
Warehouse                Trumbull, CT              20,000               Leased              August 9, 2004
Entertainment complex    New York, NY              46,500               Leased              October 31, 2017

(1) Does not include our 193-room hotel and casino in Las Vegas, Nevada, which is currently classified as an asset held for sale on our Consolidated Balance Sheet. See Note 6 of Notes to Consolidated Financial Statements.
(2) Excluding 138,000 square feet of parking space adjacent to the production facilities.

     In addition, we own a daycare facility in Stamford, Connecticut on property adjacent to our production facilities, which originally offered child care services only to our employees but is now also open to the public. The licensing and operation of this facility is fully managed by a third-party contractor. We have the responsibility to obtain the required licenses and to ensure that the facility meets health, safety, fire and building codes.


Regulation

  Live Events

     In certain states in the United States we are required to comply with regulations of state athletic commissions and other applicable regulatory agencies in order to promote and conduct our live entertainment. Twenty-four states require that we obtain a promoter's license, which is a corporate license necessary for us to promote our live events and is granted to us on an annual basis. Twenty-one states require our performers and referees to obtain a performer's license, which is an individual license necessary for our performers and referees to perform at our live events and is granted to them on an annual basis. Eleven states require that our performers take an annual physical examination. In addition to the annual licenses that certain states require, ten states require that we obtain a permit for each event that we hold. We are also subject to the regulations of athletic commissions in certain Canadian provinces. These commissions require that we obtain promoter's licenses and medical approval for our performers. We are in compliance with all applicable state and local athletic commission regulations.

  Television Programming

     The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the United States is substantially affected by regulations of the Federal Communications Commission applicable to television stations, television networks and cable television systems and channels. We voluntarily designate the suitability of each of our television shows using standard industry ratings, such as PG (L,V) or TV14.

Other

     Currently we own a 193-room hotel in Las Vegas, Nevada, which is subject to applicable regulatory requirements. In addition, we own a daycare facility in Stamford, Connecticut operated by a third party, which is subject to applicable state regulatory requirements.

     Our WWF NY complex will be governed by New York State and City rules and regulations relating to bars and restaurants including liquor regulations and fire and health codes.

Item 3.  Legal Proceedings

     On May 13, 1991, William R. Eadie, a former professional wrestler who had been one of our performers, filed a lawsuit in state court in Wisconsin against us and Mr. McMahon. The case was removed to the United States District Court for the District of Connecticut on August 7, 1991. The suit alleges that we breached an oral agreement to compensate Eadie for the use of his ideas in connection with a wrestling tag team called "Demolition" and to employ him for life. Plaintiff is seeking $6.5 million in compensatory damages and unspecified punitive damages. We have denied any liability and are vigorously contesting this action. In a similar action filed against us on April 10, 1992 in the United States District Court for the District of Connecticut, Randy Colley, a former professional wrestler who had been one of our performers, also alleges that we breached an oral agreement to compensate him for disclosing his idea for a wrestling tag team called "Demolition." He is seeking unspecified compensatory and punitive damages. We have denied any liability and are vigorously defending this action. Colley's claims were consolidated for trial with those of Eadie. We believe that both plaintiffs' claims are without merit. On May 20, 1998, a magistrate judge ruled that the plaintiffs' expert on damages could not testify at trial. Thereafter, the plaintiffs engaged a second expert on damages, whose report was filed on August 31, 1999. Given the substance of the second expert's opinion, as well as continuing developments in the law regarding the relevance and reliability of expert opinions, it is not possible to predict whether this second expert's opinion will be admitted into evidence at trial. At a hearing held on July 12, 2000, the Court allowed plaintiffs to amend their complaint and allowed us to file a Motion to Dismiss. We believe that an unfavorable outcome in these actions may have a material adverse effect on our financial condition, results of operations or prospects.

     On June 21, 1996, we filed an action against WCW and Turner Broadcasting Systems, Inc. ("TBS") in the United States District Court for the District of Connecticut, alleging unfair competition and infringement of our copyrights, servicemarks and trademarks with respect to two characters owned by us, Razor Ramon and Diesel. On May 18, 1998, WCW filed an action against us in the United States District Court for the District of Connecticut and immediately moved to consolidate this action with our pending action against WCW and TBS. WCW alleged that we diluted various marks owned by and/or licensed to WCW by disparaging those marks and also claims that we engaged in unfair competition when we aired a "Flashback" series of past World Wrestling Federation performances on USA Network without disclosing that some of the performers, at the time the series was subsequently broadcast, were then affiliated with WCW. The parties have resolved the pending litigation between them to their mutual satisfaction.

     On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with us, filed suit in state court in Missouri against us, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The specific allegations against us include the failure to use ordinary care to provide proper equipment and personnel for the safety of Owen Hart, the failure to take special precautions when conducting an inherently dangerous activity, endangerment and the failure to warn, vicarious liability for the negligence of the named individual defendants, the failure to properly train and supervise, and the provision of dangerous and unsafe equipment. Plaintiffs seek compensatory and punitive damages in unspecified amounts. On September 1, 1999, we filed our answer, affirmative defenses and cross-claims, denying any liability for negligence and other claims asserted against us. Subsequently, the manufacturing defendants settled, and we have filed third party petitions against them. We believe that we have meritorious defenses and intend to defend vigorously against the suit. On October 1, 1999, we filed a complaint in the United States District Court for the District of Connecticut, principally seeking a declaratory judgment with respect to the enforceability of contractual defenses, forum selection clauses, and other provisions of Owen Hart's contract with us. The defendants have filed a Motion to Dismiss our complaint for want of jurisdiction which is currently pending before the court. On February 22, 2000, we filed an Emergency Motion for Specific Enforcement of and for Summary Judgment on Forum Selection Clause seeking a legal ruling that any claims belonging to Owen Hart arising out of his relationship with us be adjudicated in Connecticut. Our motion is currently pending. We believe that an unfavorable outcome of this suit may have a material adverse effect on our financial condition, results of operations or prospects.

     On September 20, 1999, we were formally served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with us, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass's complaint sought $20.0 million in compensatory damages and $100.0 million in punitive damages. On or about November 9, 1999 we received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On January 27, 2000, the EEOC closed its file on her claim. We filed a Motion to Dismiss the complaint on or about January 10, 2000. Plaintiff filed an amended complaint on February 28, 2000 withdrawing her stated demand of $100.0 million in punitive damages as well as her claims of civil assault and intentional infliction of emotional distress. The amended complaint now seeks relief under Title VII for Sexual Harassment, Title 42 (S)1981 (a) for gender bias, and for violations of the New York Human Rights law. We have filed a Motion to Dismiss, Motion to Strike and Motion for a More Definite Statement to the Amended Complaint. We believe that the claims are without merit and intend to vigorously defend against this action. Based on our preliminary review of the allegations and the underlying facts as we understand them, we do not believe that an unfavorable outcome in this action will have a material adverse effect on our financial condition or results of operations or prospects.

     On April 17, 2000, WWF-World Wide Fund for Nature instituted legal proceedings against us in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and us. The Fund alleges that our use of the initials "WWF" in various contexts, including uses in the wwf.com and wwfshopzone.com internet domain names and in contents of various of our web sites; our "scratch" logo; and certain oral uses in the contexts of foreign broadcasts of our programming, violate the agreement between the Fund and us. We believe that we have meritorius defenses and intend to defend the action vigorously. We believe that an unfavorable outcome of this suit may have a material adverse effect on our financial condition, results of operations or prospects.

     Pursuant to our contract with USA Network, we tendered to USA an offer made by Viacom/CBS for a strategic alliance agreement, which included certain transmission rights for our programming. On April 12, 2000, USA Network purported to match the offer and simultaneously filed an action in the Delaware Court of Chancery seeking (i) injunctive relief enjoining the contract between Viacom/CBS and us, and (ii) an award of specific performance requiring us to enter into a contract with USA Network. After expedited discovery proceedings and a trial on the merits, the Court ruled in our favor that USA Network had failed to match Viacom/CBS's offer. USA has filed an appeal of this ruling to the Delaware Supreme Court and a hearing is scheduled for August 14, 2000.

     We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings arising in the ordinary course of doing business.

Item 4.  Submission of matters to a vote of Security Holders

     Not applicable.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


Price Range of Class A Common Stock

          Since October 19, 1999, our Class A Common Stock has been traded on the Nasdaq National Market under the symbol "WWFE."

          The following table sets forth the high and the low sale prices for the shares of Class A Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                                   Class A Common Stock
                                                                   --------------------

               Fiscal 2000                                           High          Low
               -----------                                           ----          ---

               First Quarter                                              --           --

               Second Quarter, since October 19, 1999              $      34     $20 5/16

               Third Quarter                                       $25 13/16     $14 2/16

               Fourth Quarter                                      $19 11/16     $ 9  3/4

There were 5,563 holders of record of Class A common stock and three holders of record of Class B common stock as of July 3, 2000.

     We plan to retain all of our earnings to finance the expansion of our business and for general corporate purposes and do not anticipate paying any cash dividends on our Class A or Class B common stock in the foreseeable future. Any change to this dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities and the limitations imposed by our credit agreements.

     On June 12, 2000, we sold to a subsidiary of NBC 2.3 million newly issued shares of our Class A common stock for an aggregate of $30 million, and on July 28, 2000, we sold the same number of shares to Viacom/CBS for the same purchase price. Both were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.   Selected Historical Consolidated Financial and Other Data

     The following table sets forth our selected historical consolidated financial data for each of the five fiscal years in the period ended April 30, 2000. The selected historical consolidated financial data as of April 30, 2000 and 1999 and for the fiscal years ended April 30, 2000, 1999 and 1998 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical consolidated financial data as of April 30, 1998, 1997 and 1996 and for the fiscal years ended April 30, 1997 and 1996 have been derived from our audited consolidated financial statements, which have not been included in this Form 10-K. You should read the selected historical consolidated financial data in conjunction with our historical consolidated financial statements, the related notes and the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K.

     Concurrent with the issuance of shares in our offering on October 18, 1999, we terminated our election to be subject to the provisions of Subchapter S and have become subject to the provisions of Subchapter C of the Internal Revenue Code. As a Subchapter C Corporation, we are fully subject to federal, state and foreign income taxes. Prior to our initial public offering, beginning with our fiscal year ended April 30, 1988, we elected to be subject to the provisions of

Subchapter S of the Internal Revenue Code. Accordingly, since that time, our taxable income or loss had been included in the federal and certain state income tax returns of our stockholder. The provision for income taxes reflected in our historical consolidated financial statements since fiscal 1988 through the date of our offering relates only to foreign and certain state income taxes for those states that do not recognize Subchapter S Corporations. Our stockholder was responsible for the payment of federal and certain state income taxes with respect to our operations, which have been funded by distributions from our undistributed earnings account. EBITDA represents income from operations plus depreciation and amortization and non-cash charges for stock options. EBITDA is presented because management believes that such information is considered by certain investors to be an additional basis for evaluating a company's operating performance, leverage and liquidity. EBITDA should not be considered an alternative to measures of operating performance determined in accordance with generally accepted accounting principles or as a measure of our operating results and cash flows or as a measure of our liquidity. EBITDA, as derived by us, may not be comparable to similarly titled measures reported by other companies.

                                                                                      Fiscal Year Ended April 30,
                                                                                   --------------------------------
                                                                  2000             1999           1998         1997          1996
                                                                  ----             ----           ----         ----          ----
                                                                           (dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues..............................................    $379,310         $251,474       $126,231      $81,863       $85,815
Cost of revenues..........................................     220,980          147,026         87,969       60,958        55,172
Stock option charges (1)..................................      15,330               --             --           --            --
Selling, general and administrative expenses..............      71,095           45,521         26,117       25,862        22,934
XFL Start-up costs........................................       1,079               --             --           --            --
Depreciation and amortization.............................       2,544            1,946          1,676        1,729         2,354
Interest expense..........................................       2,155            1,125          2,019          782         1,025
Interest and other income, net............................       7,571            2,117            479          777        (1,026)
                                                              --------         --------       --------      -------       -------
Income (loss) before income taxes.........................      73,698           57,973          8,929       (6,691)        3,304
Provision (benefit) for income taxes (2)..................      14,790            1,943            463         (186)          105
                                                              --------         --------       --------      -------       -------
Net income (loss).........................................    $ 58,908         $ 56,030       $  8,466      $(6,505)      $ 3,199
                                                              ========         ========       ========      =======       =======
Earnings (loss) per common share (basic and diluted)(3)...    $   0.94         $   0.99       $   0.15      $ (0.11)      $  0.06
                                                              ========         ========       ========      =======       =======

Unaudited Pro Forma Consolidated Income
Statement Data:
Historical income before income taxes.....................    $ 73,698         $ 57,973
Pro forma adjustment other than income taxes (4)..........         427            2,515
                                                              --------         --------
Pro forma income before income taxes......................      73,271           55,458
Pro forma provision for income taxes (5)..................      28,722           22,227
                                                              --------         --------
Pro forma net income......................................    $ 44,549         $ 33,231
                                                              ========         ========
Pro forma earnings per common share (basic and
 diluted) (3).............................................    $   0.71         $   0.59
                                                              ========         ========

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities.................    $ 67,610         $ 57,646       $  6,256      $ 3,628       $ 2,245
Net cash provided by (used in) investing activities (6)...     (15,068)         (14,634)        (1,294)        (849)        1,510
Net cash provided by (used in) financing activities.......       3,510           (6,082)         1,974       (1,803)       (4,476)

                                                                                          As of April 30,
                                                                             ---------------------------------------

Consolidated Balance Sheet Data:                                  2000             1999           1998         1997          1996
                                                                  ----             ----           ----         ----          ----
                                                                                            (in thousands)
Cash and cash equivalents (7).............................    $101,779         $ 45,727       $  8,797      $ 1,861       $   885
Short-term investments (7)................................     107,213               --             --           --            --
Property and equipment-net................................      41,484           28,377         26,177       26,499        27,368
Total assets..............................................     337,032          130,188         59,594       41,856        46,739
Total long-term debt (including current portion)..........      11,417           12,791         12,394        8,267         7,608
Total stockholders' equity................................     258,537           72,260         22,697       16,420        25,304

                                                                                     Fiscal Year Ended April 30,
                                                                                     ---------------------------
                                                                  2000             1999           1998         1997          1996
                                                                  ----             ----           ----         ----          ----
                                                                            (dollars in thousands, except per share data)
Other Financial Data:
EBITDA (8)................................................  $   86,156       $   58,927     $   12,145   $   (4,957)   $    7,709
Capital expenditures......................................      15,068            3,756          1,294          892           343

Other Non-Financial Data:
Number of live events.....................................         206              199            218          199           247
Total attendance..........................................   2,503,800        2,273,701      1,576,112    1,060,740       931,954
Average weekly Nielsen rating of
   Raw is War.............................................         6.2              5.0            3.1          2.4           3.0
   WWF SmackDown! (9).....................................         4.7               --             --           --            --
Pay-per-view buys.........................................   6,848,500        5,365,100      2,936,100    2,252,200     2,831,700


(1) Reflects fiscal 2000 non-cash stock option charges totaling $15.3 million. In April 2000, we entered into a non-forfeitable agreement with Viacom/CBS whereby, Viacom/CBS could acquire approximately 2.3 million newly issued shares of our Class A common stock at $13 per share, resulting in a charge of $9.3 million. In October 1999, we granted stock options to certain performers who are independent contractors resulting in a non-cash charge of approximately $6.0 million.
(2) Reflects an overall tax rate of 20.0% for fiscal 2000 due to our Subchapter S Corporation status through the date of our offering.

(3) Based on a weighted average number of common shares outstanding - basic of 62,806,726 for the fiscal year ended April 30, 2000 and 56,667,000 for the fiscal years ended April 30, 1999, 1998, 1997 and 1996 and based on a weighted average number of common shares outstanding - diluted of 62,830,279 for the fiscal year ended April 30, 2000.
(4) This amount gives pro forma effect to the increase in compensation to Vincent and Linda McMahon pursuant to employment agreements that became effective as of July 1, 1999. Historically, both executives were paid less compensation because they benefited from Subchapter S distributions to Mr. McMahon.
(5) This amount represents a pro forma estimate of our provision for federal, state and foreign income taxes to give effect to the change in our tax status to a Subchapter C Corporation for fiscal 1999 and fiscal 2000. Concurrent with the issuance of shares in our initial public offering, we terminated our status as a Subchapter S Corporation.
(6) In fiscal 1999, we purchased a 193-room hotel and casino in Las Vegas, Nevada for approximately $10.9 million. We have since determined that the ownership and operation of this property is no longer consistent with our business objectives, and we are currently accounting for it as an asset held for sale.
(7) Reflects our receipt of the net proceeds from our initial pubic offering of approximately $179.3 million, after deducting the underwriting discount and offering expenses.
(8) EBITDA is defined by us as income from operations plus depreciation and amortization and non-cash charges for stock options.
(9) WWF SmackDown! commenced on August 26, 1999. The average weekly Nielsen rating is based on 36 programs.

Item 7.  Management's Discussion and Analysis of Financial Condition

  You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

General

  We are an integrated media and entertainment company principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring our highly successful World Wrestling Federation brand.

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

  Our operations have been organized around two principal activities:

     . The creation, marketing and distribution of our live and televised entertainment and pay-per-view programming. Revenues are derived principally from ticket sales to our live events, purchases of our pay-per-view programs, the sale of television advertising time and the receipt of television rights fees.

     . The marketing and promotion of our branded merchandise. Revenues are generated from both royalties from the sale of merchandise by third-party licensees and the direct sale by us of merchandise, magazines and home videos.


  The consolidated financial statements include the financial statements of our Company, formerly known as Titan Sports Inc., and our four wholly owned subsidiaries, our majority owned subsidiary, and our XFL venture. Prior to the initial public offering, except for our Canadian operations, we were taxed as a Subchapter S Corporation and we were not subject to federal taxes at the corporate level. As a result of the initial public offering, our Subchapter S Corporation status was terminated, and since then we have been a Subchapter C Corporation, subject to federal, state and foreign income taxes.

Recent Developments

  We have recently announced a strategic partnership with NBC to jointly own and fund a professional football league which will begin play on February 3, 2001. Each party owns 50% of the league, which owns all eight teams. NBC has committed to broadcast certain regular season and championship games on Saturday nights in prime-time from February through April. We are currently building the infrastructure to support this league. Based on current assumptions, we expect the full capitalization of the venture to be approximately $100.0 million
through December 31, 2002.   In accordance with the terms of the agreement, we
will control the operations of the venture and, accordingly, we will consolidate such operations in our financial statements until such time that NBC converts its non-voting equity into voting equity. NBC will, however, fund a 50% share of the venture's cash needs from the inception of the agreement. For income tax purposes, both NBC and we will allocate the operations equally in accordance with federal tax law.

  On May 3, 2000, we purchased the WWF NY entertainment complex in Times Square from our licensee for approximately $24.5 million. This amount is in addition to $3.7 million of audio/visual equipment that we previously purchased and installed in the complex. We expect to make additional capital expenditures of $2.0 million to $3.0 million in fiscal 2001. The complex consists of a retail store, restaurant, full service bar, stage area and night club.

   On March 1, 2000, we provided notice of cancellation of our contract with USA Network with respect to four hours of our programming effective September 2000. Our agreement with USA Network with respect to our remaining hour of programming expires in September 2000. We anticipate that, effective September 2000, our programming will air on cable networks owned by Viacom/CBS. Four hours of programming, Raw is War, Livewire and Superstars will air on TNN and the remaining hour, Sunday Night Heat, will air on MTV. In addition, our SmackDown! program, which airs on UPN, has been extended for a period of 3 years through September 2003.

   On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of our Class A common stock at $13 per share for an investment of $30.0 million. See "Liquidity and Capital Resources."

   On April 3, 2000, we entered into a non-forfeitable agreement with Viacom/CBS whereby Viacom/CBS could acquire approximately 2.3 million newly issued shares of our Class A common stock at $13 per share. We have accounted for this agreement under the accounting provisions of EITF 96-18 and, accordingly, recorded a fourth quarter fiscal 2000 charge of $9.3 milllion. On July 28, 2000, Viacom/CBS purchased approximately 2.3 million shares of our Class A common stock at $13 per share for an investment of $30.0 million.

 Fiscal Year Ended April 30, 2000 compared to Fiscal Year Ended April 30, 1999

   Net Revenues.   Net revenues were $379.3 million in fiscal 2000 as compared to $251.5 million in fiscal 1999, an increase of $127.8 million, or 51%. Of this increase, $95.4 million was from our live and televised entertainment activities, and $32.4 million was from our branded merchandise activities.

   Live and Televised Entertainment.   Net revenues were $265.5 million in
fiscal 2000 as compared to $170.1 million in fiscal 1999, an increase of $95.4 million, or 56%. Revenues from the sale of advertising time and sponsorships increased by $47.8 million in fiscal 2000 as a result of improved ratings for our shows, the full year impact of our agreement with USA, and a new contract on broadcast television with the United Paramount Network ("UPN") for WWF SmackDown!, both of which provided us with the right to sell a substantial majority of the advertising time in the respective programs. Pay-per-view revenues increased $25.6 million in fiscal 2000, which resulted from an increase of 1.4 million in pay-per-view buys to approximately 6.8 million in fiscal 2000 from approximately 5.4 million. As it regularly takes our distributor one year to finalize the number of buys for each pay-per-view program, included in the
6.8 million buys for fiscal 2000 were 0.8 million buys related to pay-per-view events in fiscal 1999 not accounted for in that year. Revenues from attendance at our live events increased by $19.2 million in fiscal 2000 as compared to fiscal 1999, of which $5.1 million was due to an increase in attendance and $14.1 million was due to an increase in average ticket prices.

   Branded Merchandise.   Net revenues were $113.8 million in fiscal 2000 as
compared to $81.4 million in fiscal 1999, an increase of $32.4 million, or 40%. This increase was due primarily to increases in licensing revenues of $18.1 million, new media revenues of $7.5 million, publishing revenues of $4.0 million and home video revenues of $2.0 million. The increase in licensing resulted from the continued success of WWF branded toys by Jakks Pacific, Inc., and the launch of Wrestlemania 2000 for Nintendo 64 by THQ/Jakks Pacific Inc., the sale of WWF video games by Acclaim, the release of The Rock and Mankind's autobiographies by ReganBooks and increased international licensing revenues. The increase in new media revenues reflects the increased traffic on our Internet web sites and the addition in fiscal 2000 of a dedicated advertising sales force. The increase in publishing revenues was due to the increased circulation of our two monthly magazines to approximately 6.8 million units in fiscal 2000 from approximately
5.8 million units in fiscal 1999. The increase in home video revenues was due to an increase in international licensing of our home video units and to a lesser extent, the introduction of DVD units in fiscal 2000.

   Cost of Revenues.   Cost of revenues was $221.0 million in fiscal 2000 as
compared to $147.0 million in fiscal 1999, an increase of $74.0 million, or 50%. Of this increase, $59.2 million was from our live and televised entertainment activities, and $14.8 million was from our branded merchandise activities. Gross profit as a percentage of net revenues was 42% in both fiscal 2000 and fiscal 1999.

   Live and Televised Entertainment.   The cost of revenues to create and
distribute our live and televised entertainment was $157.7 million in fiscal 2000 as compared to $98.5 million in fiscal 1999, an increase of $59.2 million, or 60%. Of the $59.2 million increase, $30.3 million related to the minimum guarantees associated with the full year impact of our contract with USA Network and our new contract with UPN, fees paid to our guest celebrities and fees paid to our performers which are directly related to our increased event revenues. Of the remaining $28.9 million, $7.8 million was due to an increase in television production costs, due in part to our new UPN program, WWF SmackDown!, $6.7 million was due to increased arena rental charges and taxes, which are directly related to our increased event revenues, $4.1 million was due to increased sponsorship expense and $2.6 million was due to an increase in pay-per-view and live event advertising costs. Gross profit as a percentage of net revenues was 41% in fiscal 2000 as compared to 42% in fiscal 1999.

   Branded Merchandise.   The cost of revenues to market and promote our branded
merchandise was $63.3 million in fiscal 2000 as compared to $48.5 million in fiscal 1999, an increase of $ 14.8 million, or 31%. The increase in cost of revenues was due primarily to an increase of $12.6 million related to licensing, $2.5 million related to publishing, and $1.0 million related to new media which were all partially offset by a decrease in merchandise. The increase in licensing was due to a change in product mix which resulted in increased royalties paid to our performers and $2.9 million incurred in connection with the operations of our National Hot Rod Association racing team ("NHRA"). The increase in publishing and new media costs were related to the increased revenues in these areas. The decrease in merchandise cost of sales was due to the mix of product sold and a lower provision for obsolete inventory in fiscal 2000. Gross profit as a percentage of net revenues increased to 44% in fiscal 2000 from 40% in fiscal 1999. The increase in gross profit percentage was due to the new media revenues increase of $7.5 million, which favorably impacted our overall gross profit percentage, partially offset by the impact of the increased royalty rate for licensed product and NHRA expenditures.

   Stock Option Charges. In accordance with the provisions set forth in the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we recorded a second quarter fiscal 2000 non-cash charge of approximately $6.0 million relating to the granting of stock options to certain performers who are independent contractors. The options, which vest over three years, were granted in conjunction with our October 19, 1999 initial public offering. Additionally, in April 2000, we entered into a non-forfeitable agreement with Viacom/CBS whereby Viacom/CBS could acquire approximately 2.3 million newly issued shares of our Class A common stock at $13 per share. We have accounted for this agreement under the accounting provisions of EITF 96-18 and, accordingly, recorded a fourth quarter fiscal 2000 charge of $9.3 milllion ($5.7 million, net of tax).


   Selling, General and Administrative Expenses.   Selling, general and
administrative expenses were $71.1 million in fiscal 2000 as compared to $45.5 million in fiscal 1999, an increase of $25.6 million, or 56%. Of this increase, $11.7 million was due to an increase in staff related expenses. The number of full-time personnel as of April 30, 2000 was 343 as compared to 277 full time personnel as of April 30, 1999, an increase of 66 employees. The increase in personnel was related to the expansion of our business. In addition, the chairman and the chief executive officer were paid in accordance with the terms of their employment contracts, which became effective July 1, 1999. Of the remaining $15.0 million increase, $5.9 million related to increased professional fees and $4.8 million related to increased advertising and promotion costs. Selling, general and administrative expenses as a percentage of net revenues was 19% in fiscal 2000 as compared to 18% in fiscal 1999. As of July 3, 2000, excluding our XFL and WWF NY operations, we had 362 full-time employees. In May 2000, we purchased the WWF NY entertainment complex located in New York City. As of July 3, 2000, we had approximately 216 full time employees at the complex.

   XFL Start-up Costs. XFL start-up costs were $1.1 million in fiscal 2000. These costs were related to the development and start-up of our professional football league. As of July 14, 2000, we had 28 full-time XFL employees. To support the XFL, we anticipate hiring approximately 300 employees over the next three to four months. These new employees include individual team general managers, head coaches, coaching staffs and other football personnel in addition to league and team administrative staff. Additionally, we will sign over 350 football players to contracts after the annual player draft and subsequent tryout camps in the fall of 2000.

   Depreciation and Amortization.   Depreciation and amortization expense was
$2.5 million in fiscal 2000 as compared to $1.9 million in fiscal 1999. The increase of $0.6 million reflects the increased spending on capital projects.

   Interest Expense.   Interest expense was $2.2 million in fiscal 2000 as
compared to $1.1 million in fiscal 1999. The increase of $1.1 million was due to interest related to the $32.0 million, 5% interest bearing note issued to Mr.

McMahon on June 29, 1999 for estimated federal and state income taxes payable by him resulting from our Subchapter S status. As of April 30, 2000, we paid the note in full, plus an additional $8.4 million, which represented the estimated income tax payments required by the applicable federal and state taxing authorities.

   Interest and Other Income, Net.   Interest and other income, net was $7.6
million in fiscal 2000 as compared to $2.1 million in fiscal 1999. The increase of $5.5 million was primarily due to increased interest income resulting from significantly higher cash and short term investment balances in fiscal 2000.

   Provision for Income Taxes. Concurrent with our initial public offering, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal and state income taxes. For the year ended April 30, 2000, we were taxed on our income at an effective rate of approximately 20% based upon the number of days during the fiscal year that we were a Subchapter S Corporation and the number of days we were a Subchapter C Corporation. As a Subchapter S Corporation we had to provide for only certain state and foreign income taxes. The liability for federal, and certain state income taxes was the responsibility of our then sole stockholder. As a consequence to this change in tax status, our provision for income taxes substantially increased to $14.8 million in fiscal 2000 as compared to $1.9 million in fiscal 1999. On a pro forma basis, as a C Corporation, federal, state, and foreign income taxes would have been $28.7 million and $22.2 million for fiscal 2000 and 1999, respectively.


 Fiscal Year Ended April 30, 1999 compared to Fiscal Year Ended April 30, 1998

   Net Revenues.   Net revenues were $251.5 million in fiscal 1999 as compared to $126.2 million in fiscal 1998, an increase of $125.3 million, or 99%. Of this increase, $77.5 million was from our live and televised entertainment activities, and $47.8 million was from our branded merchandise activities.

   Live and Televised Entertainment.   Net revenues were $170.1 million in
fiscal 1999 as compared to $92.6 million in fiscal 1998, an increase of $77.5 million, or 84%. This increase was primarily attributable to an increase in pay-per-view revenues of $37.1 million, which resulted from an increase in pay-per-view buys to approximately 5.4 million from approximately 2.9 million, or 86%. Virtually all of our 12 pay-per-view events contributed to this increase. Revenues from attendance at our events increased by $20.8 million in fiscal 1999 primarily as a result of an increase in attendance to approximately 2.3 million in fiscal 1999 from approximately 1.6 million in fiscal 1998, or 44%, and an increase in average ticket prices. Revenues from the sale of advertising time and sponsorships increased by $17.9 million in fiscal 1999 as a result of improved ratings for our shows and new contracts with the USA Network in July 1998 and September 1998, which provided us with the right to sell a substantial majority of the advertising time in our programs.

   Branded Merchandise.   Net revenues were $81.4 million in fiscal 1999 as
compared to $33.6 million in fiscal 1998, an increase of $47.8 million, or 142%. This increase was due primarily to increases in licensing revenues of $17.8 million, home video revenues of $17.7 million, publishing revenues of $5.1 million and direct sale merchandise revenues of $3.1 million. The increase in licensing revenues resulted from heightened demand for our branded products, particularly in the apparel and toy categories. Additionally, we increased the number of our licensees in an effort to broaden our product offerings. In March 1998, we terminated a licensing agreement and began to produce and distribute home videos in-house. The increase in home video revenues was due to the full year impact of this decision and, to a lesser extent, an increase in the number of titles offered for sale in fiscal 1999. Licensing revenues related to home video sales in fiscal 1998 were insignificant. The increase in publishing revenues was due to increased newsstand sales and increased sales of subscriptions. The increase in direct sale merchandise revenues was primarily due to an increase of $5.1 million resulting from increased attendance at our events, partially offset by a decrease of $0.8 million resulting from a decline in per capita spending.

   Cost of Revenues.   Cost of revenues was $147.0 million in fiscal 1999 as
compared to $88.0 million in fiscal 1998, an increase of $59.0 million, or 67%. Of this increase, $31.0 million was from our live and televised entertainment activities, and $28.0 million was from our branded merchandise activities. Gross profit as a percentage of net revenues increased to 42% in fiscal 1999 from 30% in fiscal 1998.

   Live and Televised Entertainment.   The cost of revenues to create and
distribute our live and televised entertainment was $98.5 million in fiscal 1999 as compared to $67.5 million in fiscal 1998, an increase of $31.0 million, or 46%. Of the $31.0 million increase, $19.4 million related to our new contracts with the USA Network in which we are obligated to pay the greater of a fixed percentage of our net advertising revenues or a minimum guaranteed amount, and fees paid to our talent which are directly related to our increased revenues. The remaining increase was due primarily to a $4.3 million increase in arena rental charges, which are directly related to our increased revenues from event attendance, a $3.6 million increase in pay-per-view distribution fees, which are directly associated with our increase in pay-per-view revenues, and a $3.3 million increase in advertising and promotion costs. Gross profit as a percentage of net revenues increased to 42% in fiscal 1999 from 27% in fiscal 1998. The increase in gross profit resulted from increased revenues from higher margin areas of pay-per-view programming and television advertising and, to a lesser extent, increased attendance and higher average ticket prices at our events.

  Branded Merchandise.   The cost of revenues to market and promote our branded
merchandise was $48.5 million in fiscal 1999 as compared to $20.5 million in fiscal 1998, an increase of $28.0 million, or 137%. Gross profit as a percentage of net revenues increased to 40% in fiscal 1999 from 39% in fiscal 1998. The increase in cost of revenues was due primarily to an increase of $11.7 million related to the full year impact in fiscal 2000 of our home video and new media operations, and increased costs of $13.7 million resulting directly from the increase in revenues from our licensing and merchandise activities. The increase in gross profit was due to the commencement in March 1998 of the sale of home video products on a direct basis. This was partially offset by an increase in direct sale merchandise costs related to our concession sales.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses, which include corporate overhead expenses, were $45.5 million in fiscal 1999 as compared to $26.1 million in fiscal 1998, an increase of $19.4 million, or 74%. The increase was due primarily to an increase in the number of full-time personnel by 58 persons. This increase reflects the development and implementation of our home video and new media businesses, the expansion of our advertising sales force to support our new contracts with the USA Network, an increase in the number of personnel involved in the production of our televised programming, and an increase in administrative personnel. Selling, general and administrative expenses as a percentage of net revenues were 18% in fiscal 1999 as compared to 21% in fiscal 1998.

  Depreciation and Amortization.   Depreciation and amortization expense was
$1.9 million in fiscal 1999 as compared to $1.7 million in fiscal 1998, an increase of $0.2 million.

  Interest Expense.   Interest expense was $1.1 million in fiscal 1999 as
compared to $2.0 million in fiscal 1998. The decrease of $0.9 million was primarily the result of lower average outstanding borrowings during fiscal 1999.

  Interest and Other Income, Net.   Interest and other income, net was $2.1
million in fiscal 1999 as compared to $0.5 million in fiscal 1998. The increase of $1.6 million was primarily due to increased interest income resulting from significantly higher cash balances in fiscal 1999.

  Provision for Income Taxes.   As a Subchapter S corporation, we had to provide
only for some state and foreign income taxes as our principal stockholder was responsible for the payment of federal and certain other state income taxes in these years. Income taxes were $1.9 million in fiscal 1999 as compared to $0.5 million in fiscal 1998. Upon the termination of our Subchapter S corporation election, we became directly responsible for paying federal, state and foreign income taxes. After giving effect to our termination of our Subchapter S corporation election, on a pro forma basis, federal, state and foreign income taxes would have been $22.2 million in fiscal 1999, which represents an effective income tax rate of 40%.

Liquidity and Capital Resources

    During fiscal 2000, our cash position was favorably impacted by our sale of
11.5 million shares in our initial public offering in October 1999, and the continued success of our WWF brand of entertainment. We generated $67.6 million from operations in fiscal 2000. In June 2000, we sold 2.3 million newly issued shares of our Class A common stock to NBC for $30.0 million and in July 2000, we sold 2.3 million newly issued shares of our Class A common stock to Viacom/CBS for $30.0 million. On May 3, 2000, we purchased the WWF NY entertainment complex for $24.5 million. In fiscal 2001, we expect to invest $15.0 million to $20.0 million for our share of the XFL's start up costs, its first season of operations and its capital expenditures. Capital expenditures for fiscal 2001 are expected to be $32.0 million, exclusive of the XFL and WWF NY.

   Cash flows from operating activities for the fiscal years ended April 30, 2000, 1999, and 1998 were $67.6 million, $57.6 million and $6.2 million, respectively. This improvement primarily reflects the increase in operating income that we experienced in fiscal 2000 and fiscal 1999. Working capital, consisting of current assets less current liabilities, was $219.8 million as of April 30, 2000 and $52.7 million as of April 30, 1999.

   Cash flows used in investing activities for the fiscal years ended April 30, 2000, 1999 and 1998 were $15.1 million, $14.6 million and $1.3 million, respectively. The purchase of property and equipment of $15.1 million in fiscal 2000 was related to the purchase of equipment for our television and post production facility, equipment for WWF NY, and the remodeling of our executive offices in Stamford, Ct. in order to accommodate our increase in personnel. The purchase of property and equipment in fiscal 1999 principally reflects the $10.9 million acquisition of a 193-room hotel and casino facility in Las Vegas, Nevada, which is currently classified as an an asset held for sale on our Consolidated Balance Sheet. Capital expenditures for fiscal 2001, excluding the XFL and WWF NY, are expected to be $32.0 million, which includes the renovation of our television facility and the expansion of our New Media business.

   Cash flows provided by (used in) financing activities for the fiscal years ended April 30, 2000, 1999 and 1998 were $3.5 million, $(6.1) million, and $2.0 million, respectively. In connection with the initial public offering, we received net proceeds, after deducting commissions and fees and expenses, of $179.3 million for the sale of 11,500,000 shares of Class A common stock at an offering price of $17.00 per share. As of April 30, 2000 we had approximately $107.0 million invested in short term corporate and government obligations. We made Subchapter S Corporation distributions to Mr. McMahon in the fiscal years ended April 30, 2000, 1999 and 1998 of $67.5 million, $6.5 million, and $2.2 million, respectively. The increase in S distributions in fiscal 2000 was due to the distribution made to Mr. McMahon on June 29, 1999, of cash in the amount of $25.5 million out of our previously earned and undistributed earnings, which had been fully taxed at the stockholder level. On June 29, 1999, we made an S Corporation distribution to our then sole stockholder in the form of an unsecured, 5% interest-bearing note in the principal amount of $32.0 million due April 10, 2000. The note represented estimated federal and state income taxes payable by our then sole stockholder with respect to our taxable income for fiscal 1999 and estimated taxable income for the period May 1, 1999 through October 18, 1999 which represents the portion of our taxable earnings for fiscal 2000 allocated to the S Corporation. As of April 30, 2000, we paid the $32.0
million note in full plus an additional $8.4 million.   The additional $8.4
million represented additional tax liabilities of the then sole stockholder due to a revision of estimated taxes payable for the tax periods described above.
To the extent the portion of our fiscal 1999 and 2000 actual earnings allocated to the S Corporation exceeds those earnings used in the calculation of estimated income taxes payable by our then sole stockholder, we may need to make an additional distribution to our stockholders of record as of July 3, 1999 which is expected to be paid no later than August 15, 2000.

   On June 12, 2000, we formed a venture with NBC to own and fund the XFL, a new professional football league which is scheduled to begin its first season in February 2001. We are currently building the infrastructure to support this league. As of July 3, 2000 we made a cash capital contribution of $2.5 million and NBC made a cash capital contribution of $2.5 million. Both NBC and we will periodically advance required funds to the venture on a 50/50 basis. Based on current assumptions we expect the full capitalization to be approximately $100.0 million through December 31, 2002. In accordance with the terms of our agreement with NBC, until such time that NBC converts its non-voting equity into voting equity, we will control and manage the operations of the venture and accordingly, we will consolidate such operations.

   On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of our Class A common stock at $13 per share for a total investment of $30.0 million. As a result of this stock purchase, we will record a non-cash charge of $10.7 million which will be amortized over thirty months, commencing in the first quarter of fiscal 2001.

    On May 3, 2000, we purchased the WWF NY entertainment complex in Times Square from our licensee, for approximately $24.5 million. This amount is in addition to $3.7 million of audio/visual equipment that we previously purchased and installed in the complex. We expect to make an additional $2.0 million to $3.0 million in capital expenditures in fiscal 2001. The complex consists of a retail store, restaurant, full service bar, stage area and night club.

   In April 2000, we agreed to enter into a strategic alliance with Viacom/CBS. The effectiveness of the Viacom/CBS alliance is conditioned upon our prevailing in USA's appeal of a decision favorable to us in litigation brought by USA as discussed above in Legal Proceedings.

   On April 3, 2000, we entered into a non-forfeitable agreement with Viacom/CBS whereby Viacom/CBS could acquire approximately 2.3 million newly issued shares of our Class A common stock at $13 per share. On July 28, 2000 Viacom/CBS purchased approximately 2.3 million shares of our Class A common stock at $13 per share for a total investment of $30.0 million.

   On December 12, 1997, we entered into a mortgage loan agreement with GMAC Commercial Mortgage Corp., which was subsequently assigned to Citicorp Real Estate, Inc., under which we borrowed $12.0 million at an annual interest rate of 7.6% to be repaid in monthly installments over 15 years. This term loan is collateralized by our executive offices and production studio, both of which are located in Stamford, Connecticut. Additional collateral includes all leases, agreements and other items relating to our mortgaged property and its operation. The term loan may not be prepaid in whole or in part prior to and through December 31, 2005. Thereafter, the term loan may be prepaid in whole with the payment of a premium. As of July 3, 2000, the outstanding principal amount of the term loan was $10.8 million.

   On December 22, 1997, we entered into a $10.0 million revolving credit agreement with IBJ Schroder Business Credit Corporation that expires on December 21, 2000. We intend to seek modifications to our credit agreement to increase the amounts available to borrow on more favorable terms and conditions and extend the length of the term. We can give no assurance that we will be able to negotiate acceptable modifications to the revolving credit agreement. Interest on outstanding amounts are calculated at the alternate base rate plus 0.5%, or at the Eurodollar rate plus 2.5%, based upon the availability of qualifying receivables which collateralize the loan. In addition to qualifying receivables, this revolving credit agreement is collateralized by our general intangible property, excluding intellectual property. As of July 3, 2000, no amounts were outstanding under the revolving portion of this credit agreement. We have received a waiver to reflect the termination of our Subchapter S corporation status.

   During July 1998, we amended the revolving credit agreement to allow us to make a capital expenditure loan. Pursuant to this amendment, we borrowed $1.6 million at the IBJ swap rate plus 3% (8.92% at July 3, 2000) to be repaid in 29 monthly installments. The studio equipment purchased with the proceeds of the loan, as well as the other collateral under the revolving credit agreement, collateralizes the term loan. As of July 3, 2000, the outstanding principal amount of the loan was $0.4 million.

   We have entered into various contracts under the terms of which we are required to make guaranteed payments, including:

     . Performance contracts with all of our performers, some of which provide for future minimum guaranteed payments.

     . Television distribution agreements with the USA Network, UPN and the proposed television distribution agreement with Viacom/CBS that provide for the payment of the greater of a fixed percentage of the revenues from the sale of television advertising time or an annual minimum payment. The agreement with USA Network covers five hours of our programming and expires in September 2000 at which point we anticipate that our programming will be broadcast on cable networks owned by Viacom/CBS. Our agreement with Viacom/CBS will expire in September 2005. Our agreement with the UPN covers two hours of programming every week and expires in September 2003. The effectiveness of the Viacom/CBS alliance is conditioned upon our prevailing in USA's appeal of a decision favorable to us in litigation brought by USA as discussed above in Legal Proceedings.

     . Various operating leases related to our sales offices and warehouse space.

     . Employment contract with Vincent K. McMahon, which is for a seven year term and employment contract with Linda E. McMahon which is for a four year term.

     . Employment contracts with some of our employees, the terms of which are generally for a period of two to three years.

  For the next three fiscal years, our aggregate minimum payment obligations under these contracts, including the expected commitment with Viacom/CBS and the recent extension of our UPN agreement through September 2003, is $49.6 million, $41.8 million, and $37.6 million for fiscal 2001, 2002 and 2003, respectively. We anticipate that all of these obligations will be satisfied out of cash flows from operating activities.

  We believe that cash generated from operations, together with amounts available under the revolving credit agreement, our proceeds from the sale of approximately 2.3 million newly issued shares of our Class A common stock to NBC and to Viacom/CBS and from existing cash and short-term investments, will be sufficient to meet our working capital, capital expenditure and cash needs for our strategic investments over the next twelve months. However, during such period or thereafter, depending on the size and number of the projects and investments related to our growth strategy, we may require the issuance of debt and/or additional equity securities.


Seasonality

  Our operating results are not materially affected by seasonal factors, however, because we operate on a fiscal calendar, the number of pay-per-view events recorded in a given quarter may vary. In addition, revenues from our licensing and direct sale of consumer products, including through our catalogs, monthly magazines and Internet sites, may vary from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuation in quarterly revenues and earnings.

  Our operating results from WWF NY are expected to be higher in the summer months and around the holidays due to tourism and school vacations.

  Our operating results from the XFL will be seasonal with the playing season beginning in February and ending in April. Almost all of our live game, television, and advertising revenues will be generated during these three months. Cost of revenues associated with these revenue streams will also occur during the season. Our licensing, merchandise, and new media revenues and cost of revenues will occur throughout the entire year, but are expected to be the highest during the season.

Inflation

  During the past three fiscal years, inflation has not had a material effect on our business.


Recent Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value, and based on the amendment, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which, therefore, would require us to adopt such statement on May 1, 2001. Although our involvement in derivative type instruments is limited, the adoption of this statement would require us to reflect on our balance sheet the estimated fair value of warrants that we received in connection with some license agreements. See Note 16 of Notes to Consolidated Financial Statements.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No.101 ("SAB 101"), Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are required to adopt SAB 101 by the quarter ending April 30, 2001. We are evaluating whether SAB 101 will cause any change in our revenue recognition policies and procedures.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Annual Report on Form 10-K, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment,
(ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our story lines and the popularity of our brand of entertainment, (iii) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and story lines, (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, (v) we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, (vi) we may not be able to protect our intellectual property rights which could negatively impact our ability to compete in the sports entertainment market, (vii) a decline in the general economic conditions or in the popularity of our brand of sports entertainment could adversely impact our business, (viii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries, such as the Own Hart accident, (ix) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably, (xi) the failure of our new complementary businesses, including our professional football league, the XFL, and our entertainment complex, WWF NY and other new or complementary businesses into which we may expand in the future could adversely affect our existing businesses, (xii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can exercise significant influence over our affairs, and his interests could conflict with the holders of our Class A common stock, and
(xiii) a substantial number of shares will be eligible for future sale by our current majority stockholder, and the sale of those shares could lower our stock price. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K and undue reliance should not be placed on these statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

   No information with respect to market risk has been included as it has not been material to our financial condition or results of operations.


Item 8.  Consolidated Financial Statements and Schedule

   The information required by this item is set forth in the Consolidated Financial Statements filed with this report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   Not Applicable.

                                   PART III

The information required by Part III (Items 10-13) is incorporated herein by reference to the captions "Election of Directors", "Executive Compensation" and "Security Ownership of Cetain Beneficial Owners and Management" in our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

1. Financial Statements and Schedule: See index to Financial Statements on page F-1 of this Report.

2.   Exhibits:

Exhibit No.    Description of Exhibit
-----------    ----------------------


 3.1 Amended and Restated Certificate of Incorporation of World Wrestling Federation Entertainment, Inc. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).

 3.2 Amended and Restated By-laws of World Wrestling Federation Entertainment, Inc. (Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-84327)).


10.1 Form of 1999 Long -Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (No. 333-84327)).*

10.2 Employment Agreement with Vincent K. McMahon. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (No. 333-84327)).*

10.3 Booking Contract with Vincent K. McMahon, dated February 15, 2000 (filed herewith).*

10.4 Employment Agreement with Linda E. McMahon. (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (No. 333-84327)).*

10.5 Booking Contract with Linda E. McMahon dated February 15, 2000 (filed herewith).*

10.6           Employment Agreement between Titan Sports Inc. and August J.
               Liguori, dated as of August 24, 1998. (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (No. 333-84327)).

10.7           Employment Agreement with Stuart C. Snyder (filed herewith).*

10.8 License Agreement between the USA Network and Titan Sports Inc., dated as of July 2, 1998. (Incorporated by reference to Exhibit
               10.5 to our Registration Statement on Form S-1 (No. 333-84327).
               (1)

10.9 Agreement between the USA Network and Titan Sports Inc., dated as of September 1, 1998. (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (No. 333-84327).

10.10 License Agreement between Titan Sports Inc. and inDemand, formerly known as Viewer's Choice L.L.C., dated as of January 20, 1999. (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (No. 333-84327)). (1)

10.11 License Agreement between United Paramount Network and World Wrestling Federation Entertainment, Inc., dated as of August 26, 1999. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (No. 333-84327)). (2)

10.12 Limited Liability Company Agreement, dated June 12, 2000, between WWFE Sports, Inc. and NBC-XFL Holding, Inc. (filed herewith).

10.13 Registation Rights Agreement, dated June 12, 2000, by and between NBC-WWFE Holding, Inc. and the Registrant (filed herewith).

10.14 Registration Rights Agreement, dated July 28, 2000, by and between Viacom Inc. and the Registrant (filed herewith).

10.15          Revolving Credit and Security Agreement between Titan Sports Inc.
               and IBJ Schroder Business Credit Corporation, dated as of December 22, 1997. (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (No. 333-84327)).

10.16 Amendment to Revolving Credit and Security Agreement between Titan Sports Inc. and IBJ Schroder Business Credit Corporation, dated as of June 9, 1998. (Incorporated by reference to Exhibit
               10.10 to our Registration Statement on Form S-1 (No. 333-84327)).

10.17 Open End Mortgage Deed, Assignment of Rents and Security Agreement between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997. (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (No. 333-84327)).

10.18 Promissory Note issued by TSI Realty Company to GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997. (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (No. 333-84327)).

10.19 Environmental Indemnity Agreement among TSI Realty Company, Titan Sports Inc. and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997. (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (No. 333-84327)).

10.20 Assignment of Leases and Rents between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997. (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (No. 333-84327)).

10.21 Form of Tax Indemnification Agreement among World Wrestling Federation Entertainment, Inc., Stephanie Music Publishing, Inc., Vincent K. McMahon and the Vincent K. McMahon Irrevocable Deed of Trust, dated as of June 30, 1999. (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (No. 333-84327)).

10.22 Agreement between WWF-World Wide Fund for Nature and Titan Sports, Inc. dated January 20, 1994. (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-84327)).


21.1           List of Significant Subsidiaries. (Incorporated by reference to
               Exhibit 21.1 to our Registration Statement on Form S-1 (No. 333-84327)).


23.1           Consent of Deloitte & Touche LLP (filed herewith).

27.1 Financial data schedule for the fiscal year ended April 30, 2000 (filed herewith).

________________________________________________________________________________


*   Indicates management contract or compensatory plan or arrangement.

(1) Certain portions of this exhibit have been omitted based upon a request for confidential treatment filed by the Company with the Secretary of the Commission on August 25, 1999, as amended on October 8, 1999. The omitted portion of this exhibit has been separately filed with the Commission.


(2) Certain portions of this exhibit have been omitted based upon a request for confidential treatment filed by the Company with the Secretary of the Commission on September 14, 1999 as amended on October 8, 1999. The Omitted portion of this exhibit has been separately filed with Commission.

(b)  Reports on Form 8-K:

The Registrant filed a Report on Form 8-K, dated April 4, 2000, under Item 5-Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  World Wrestling Federation Entertainment, Inc.
                                    (Registrant)


Dated:  July 28, 2000             By:/s/ August J. Liguori
                                -----------------------------------
                                         August J. Liguori
                                    Executive Vice President,  Chief Financial
                                    Officer and Treasurer

Dated:  July 28, 2000             By:/s/ Frank G. Serpe
                                -----------------------------------
                                         Frank G. Serpe
                                    Senior Vice President, Finance and
                                    Chief Accounting Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                               Title or Capacity                                 Date
          ---------                               -----------------                                 ----
/s/   Vincent K. McMahon             Chairman of the Board of Directors                          July 28, 2000
------------------------------
      Vincent K. McMahon

/s/   Linda E. McMahon               Chief Executive Officer and Director                        July 28, 2000
------------------------------
      Linda E. McMahon

/s/   Lowell P. Weicker Jr.          Director                                                    July 28, 2000
------------------------------
      Lowell P. Weicker Jr.

/s/   David Kenin                    Director                                                    July 28, 2000
------------------------------
      David Kenin

/s/   Joseph Perkins                 Director                                                    July 28, 2000
------------------------------
      Joseph Perkins

/s/   Stuart C. Snyder               President, Chief Operating Officer and Director             July 28, 2000
------------------------------
      Stuart C. Snyder

/s/   August J. Liguori              Executive Vice President, Chief Financial Officer,
------------------------------         Treasurer and Director                                    July 28, 2000
      August J. Liguori

                WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                          Page
                                                                                                                          ----
Independent Auditors' Report.........................................................................................      F-2

Consolidated Balance Sheets as of April 30, 2000 and 1999............................................................      F-3

Consolidated Statements of Income for the years ended April 30, 2000, 1999, and 1998.................................      F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended April 30, 2000, 1999 and 1998.........      F-5

Consolidated Statements of Cash Flows for the years ended April 30, 2000, 1999 and 1998..............................      F-6

Notes to Consolidated Financial Statements...........................................................................      F-7

Schedule II - Valuation and Qualifying Accounts......................................................................      F-23

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of World Wrestling Federation Entertainment Inc.

We have audited the accompanying consolidated balance sheets of World Wrestling Federation Entertainment, Inc. as of April 30, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2000 and 1999 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte and Touche LLP
Stamford, Connecticut
June 20, 2000
(July 28 as to Note 18)

                 World Wrestling Federation Entertainment, Inc.

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                                                   As of April 30,
                                                                                                   ---------------
                                                                                                2000            1999
                                                                                                ----            ----
                                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents............................................................   $101,779           $ 45,727
     Short-term investments...............................................................    107,213                 --
     Accounts receivable (less allowance for doubtful accounts of $1,033 at
          April 30, 2000 and $920 at April 30, 1999)......................................     60,424             37,509
     Inventory, net.......................................................................      2,752              2,939
     Prepaid expenses and other current assets............................................      6,084              2,849
     Assets held for sale.................................................................      9,600             10,183
                                                                                             --------           --------
          Total current assets............................................................    287,852             99,207
PROPERTY AND EQUIPMENT--Net...............................................................     41,484             28,377
OTHER ASSETS..............................................................................      7,696              2,604
                                                                                             --------           --------
TOTAL ASSETS                                                                                 $337,032           $130,188
                                                                                             ========           ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable.....................................................................   $ 17,690           $ 12,946
     Accrued expenses and other liabilities...............................................     32,632             18,816
     Accrued income taxes.................................................................      4,536              2,291
     Deferred income......................................................................     12,220             11,084
     Current portion of long-term debt....................................................      1,017              1,388
                                                                                             --------           --------
        Total current liabilities.........................................................     68,095             46,525

LONG-TERM DEBT............................................................................     10,400             11,403


COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
     Common stock.........................................................................        682                567
     Additional paid in capital...........................................................    222,535                  1
     Accumulated other comprehensive income (loss)........................................        105                (87)
     Retained earnings....................................................................     35,215             71,779
                                                                                             --------           --------
          Total stockholders' equity......................................................    258,537             72,260
                                                                                             --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................................   $337,032           $130,188
                                                                                             ========           ========

                See Notes to Consolidated Financial Statements.

                World Wrestling Federation Entertainment, Inc.

                       CONSOLIDATED STATEMENTS OF INCOME

                 (dollars in thousands, except per share data)

                                                                                     Fiscal year ended April 30,
                                                                                     ---------------------------
                                                                              2000               1999              1998
                                                                              ----               ----              ----
Net revenues.......................................................       $379,310           $251,474          $126,231
Cost of revenues...................................................        220,980            147,026            87,969
Stock option charges...............................................         15,330                 --                --
Selling, general and administrative expenses.......................         71,095             45,521            26,117
XFL start up costs.................................................          1,079                 --                --
Depreciation and amortization......................................          2,544              1,946             1,676
                                                                          --------           --------          --------
Operating income...................................................         68,282             56,981            10,469
Interest expense (Note 9)..........................................          2,155              1,125             2,019
Interest and other income, net.....................................          7,571              2,117               479
                                                                          --------           --------          --------
Income before income taxes.........................................         73,698             57,973             8,929
Provision for income taxes (Note 10)...............................         14,790              1,943               463
                                                                          --------           --------          --------
Net income.........................................................       $ 58,908           $ 56,030          $  8,466
                                                                          ========           ========          ========

Earnings per common share - basic..................................       $   0.94           $   0.99          $   0.15
                                                                          ========           ========          ========
Earnings per common share - diluted................................       $   0.94           $   0.99          $   0.15
                                                                          ========           ========          ========

UNAUDITED PRO FORMA INFORMATION (Note 3):
     Historical income before income taxes.........................       $ 73,698           $ 57,973
     Pro forma adjustment other than income taxes..................            427              2,515
                                                                          --------           --------
     Pro forma income before income taxes..........................         73,271             55,458
     Pro forma provision for income taxes..........................         28,722             22,227
                                                                          --------           --------
     Pro forma net income..........................................       $ 44,549           $ 33,231
                                                                          ========           ========
     Pro forma earnings per common share - basic...................       $   0.71           $   0.59
                                                                          ========           ========
     Pro forma earnings per common share - diluted.................       $   0.71           $   0.59
                                                                          ========           ========

                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            (dollars in thousands)



                                                                                      Accumulated
                                                                  Additional            Other
                                                      Common        Paid-In          Comprehensive     Retained
                                                       Stock        Capital           Income (Loss)    Earnings     Total
                                                       -----        -------           -------------    --------     -----
Balance, May 1, 1997........................    $     567      $       1           $         (62)   $ 15,914   $ 16,420

Comprehensive income:
     Net income................................           --             --                      --       8,466      8,466
     Translation adjustment....................           --             --                     (37)         --        (37)
                                                                                                                  --------
Total comprehensive income.....................                                                                      8,429
S Corporation distributions....................           --             --                      --      (2,152)    (2,152)
                                                   ---------      ---------           -------------    --------   --------
Balance, April 30, 1998........................          567              1                     (99)     22,228     22,697

Comprehensive income:
     Net income................................           --             --                      --      56,030     56,030
     Translation adjustment....................           --             --                      12          --         12
                                                                                                                  --------
Total comprehensive income.....................                                                                     56,042
S Corporation distributions....................           --              --                             (6,479)    (6,479)
                                                   ---------      ----------          -------------    --------   --------
Balance, April 30, 1999........................          567              1                     (87)     71,779     72,260

Comprehensive Income:
     Net income................................           --             --                      --      58,908     58,908
     Unrealized holding gain, net of tax.......           --             --                     194          --        194
     Translation adjustment....................           --             --                      (2)         --         (2)
                                                                                                                  --------
Total comprehensive income.....................                                                                     59,100
Net proceeds from initial public offering......          115        181,700                      --          --    181,815
Stock issuance costs...........................           --         (2,492)                     --          --     (2,492)
Stock option charges...........................           --         15,330                      --          --     15,330
S Corporation earnings retained................           --         27,996                      --     (27,996)        --
S Corporation distributions....................           --             --                      --     (67,476)   (67,476)
                                                   ---------      ---------           -------------    --------   --------
Balance, April 30, 2000........................    $     682      $ 222,535           $         105    $ 35,215   $258,537
                                                   =========      =========           =============    ========   ========




                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (dollars in thousands)


                                                                                       Year ended April 30,
                                                                                   --------------------------
                                                                                  2000        1999          1998
                                                                                --------    --------      --------
OPERATING ACTIVITIES:
   Net income...............................................................   $  58,908   $  56,030     $   8,466
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization............................................       2,544       1,946         1,676
   Provision for doubtful accounts..........................................         113         920            --
   Provision for inventory obsolescence.....................................       1,174       1,530            --
   Deferred income taxes....................................................      (7,148)       (483)           --
   Stock option charges.....................................................      15,330          --            --
   Changes in assets and liabilities:
       Accounts receivable..................................................     (23,027)    (17,208)       (8,848)
       Inventory............................................................        (987)     (1,842)       (2,332)
       Prepaid expenses and other current assets............................      (1,553)     (1,522)           (3)
       Accounts payable.....................................................       4,744      (1,937)        1,772
       Accrued expenses and other liabilities...............................      13,814      13,409         5,558
       Accrued income taxes.................................................       2,570       1,698           360
       Deferred income......................................................       1,128       5,105          (393)
                                                                               ---------   ---------     ---------
         Net cash provided by operating activities..........................      67,610      57,646         6,256
                                                                               ---------   ---------     ---------

INVESTING ACTIVITIES:
Purchases of property and equipment.........................................     (15,068)     (3,756)       (1,294)
Purchase of Las Vegas property..............................................          --     (10,878)           --
                                                                               ---------   ---------     ---------
         Net cash used in investing activities..............................     (15,068)    (14,634)       (1,294)
                                                                               ---------   ---------     ---------

FINANCING ACTIVITIES:
   Repayments of short-term debt............................................          --          --        (3,300)
   Proceeds from long-term debt.............................................          --       1,563        12,000
   Repayments of long-term debt.............................................      (1,373)     (1,166)       (4,478)
   Repayments of capital lease obligations..................................          --          --           (96)
   Purchase of short-term investments.......................................    (106,964)         --            --
   S Corporation distributions..............................................     (67,476)     (6,479)       (2,152)
   Net proceeds from initial public offering................................     181,815          --            --
   Stock issuance costs.....................................................      (2,492)         --            --
                                                                               ---------   ---------     ---------
         Net cash provided by (used in) financing activities................       3,510      (6,082)        1,974
                                                                               ---------   ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................................      56,052      36,930         6,936
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................      45,727       8,797         1,861
                                                                               ---------   ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................   $ 101,779   $  45,727     $   8,797
                                                                               =========   =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for income taxes.............................   $  19,697   $     644     $     106
   Cash paid during the period for interest.................................       2,153       1,143         2,063
SUPPLEMENTAL NON-CASH INFORMATION:
   Receipt of warrants (Note 16)............................................   $       7   $   2,359            --
OTHER INFORMATION:
   XFL start-up costs.......................................................   $   1,079          --            --


                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (dollars in thousands, except share and per share data)


1. Basis of Presentation and Business Description

The accompanying consolidated financial statements include the accounts of World Wrestling Federation Entertainment, Inc., formerly known as Titan Sports Inc., its wholly-owned subsidiaries, TSI Realty Company, WWF Hotel & Casino Ventures LLC, World Wrestling Federation Entertainment Canada, Inc., formerly known as Titan Promotions (Canada), Inc., Stephanie Music Publishing, Inc., WWFE Sports, Inc., Event Services, Inc., WWF New York, Inc. and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company"). The Company's 50% interest (which currently includes all of the voting equity) in the new venture with NBC ("XFL, LLC"), is held by a wholly owned subsidiary. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company is an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, pay-per-view programming, live events, and the licensing and sale of branded consumer products featuring its World Wrestling Federation brand of entertainment. The Company's operations are organized around two principal activities:

     . Live and televised entertainment, which consists of live events, television programming and pay-per-view programming. Revenues consist principally of attendance at live events, sale of television advertising time, cable television rights fees, and pay-per-view buys.

     . Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of merchandise by third party licensees and direct marketing and sales of merchandise, magazines and home videos.

Prior to the consummation of the initial public offering of the common stock of World Wrestling Federation Entertainment, Inc. on October 19, 1999 (the "Offering"), the Company entered into a series of transactions that consolidated World Wrestling Federation Entertainment Canada, Inc. and Stephanie Music Publishing, Inc. under World Wrestling Federation Entertainment, Inc. These transactions were accounted for similar to a pooling of interests as World Wrestling Federation Entertainment Canada, Inc. and Stephanie Music Publishing, Inc. had been under common control since their respective formations.


2. Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash and cash equivalents include cash on deposit in overnight deposit accounts, certificates of deposit with original maturities of three months or less and investments in money market accounts.

Short-term Investments - The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of the United States government and federal agencies securities, corporate commercial paper and corporate bonds which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income in stockholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

Accounts Receivable - Accounts receivable relate principally to amounts due the Company from cable companies for pay-per-view presentations and balances due from the sale of television advertising, videotapes and magazines.

                 World Wrestling Federation Entertainment Inc.

            (dollars in thousands, except share and per share data)

Inventory - Inventory consists of merchandise sold on a direct sales basis, and videotapes, which are sold through wholesale distributors and retailers. Inventory is stated at the lower of cost (first-in, first-out basis) or market. Substantially all inventories are comprised of finished goods.

Property and Equipment - Property and equipment are stated at historical cost. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are amortized over thirty-one years, the estimated useful life. Maintenance and repairs are charged directly to expense as incurred.

Income Taxes - Concurrent with the closing of the Offering, the Company terminated its S Corporation election and thereafter has been subject to federal, state and foreign income taxes. See Note 3 regarding pro forma income taxes assuming that the Company had been a C Corporation for the periods prior to the Offering.

Other than World Wrestling Federation Entertainment Canada, Inc., prior to the termination of its S Corporation status, federal taxable income attributable to the operations of the Company was included in the federal taxable income of the individual stockholder. The provision for income taxes for the years ended April 30, 1999 and 1998 relates to the foreign operations of the Company and certain state taxes. The deferred state and foreign tax provision is determined under the asset and liability method. Under this method, deferred assets and liabilities are recognized based on differences between financial statement and income tax basis of assets and liabilities using presently enacted tax rates. Concurrent with the termination of the Company's S Corporation election, all deferred taxes were revalued using a combined federal and state tax rate.

Revenue Recognition - Revenues from live and televised entertainment are recorded when earned, specifically upon the occurrence or airing of the related event. Revenues from the licensing and sale of branded consumer products consist principally of royalty revenues, magazine subscription and newsstand revenues and sales of branded merchandise, net of estimated returns. Royalty revenues are recognized in accordance with the terms of applicable royalty and license agreements with each counter party, which is generally upon receipt of notice by the individual licensee as to license fees due. In certain situations the Company receives royalty advances from third parties which are deferred and recognized over the term of the related agreements. Subscription revenues are initially deferred and earned pro-rata over the related subscription periods. Sales of merchandise and newsstand magazines are recorded when shipped to third parties.

Advertising Expense-- Expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income in the period in which the commercial or campaign is first presented by the media.

Foreign Currency Translation - For translation of the financial statements of its Canadian subsidiary, the Company has determined that the Canadian dollar is the functional currency. Assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss), a component of stockholders' equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Valuation of Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when indicators of impairment are present and undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

                 World Wrestling Federation Entertainment Inc.

            (dollars in thousands, except share and per share data)

Stock-Based Compensation--The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The disclosures are set forth in Note 12. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Recent Accounting Pronouncements - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was released, as amended by SFAS No. 137, for the deferral of the implementation. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which therefore would require the Company to adopt such statement on May 1, 2001. Although the Company's involvement in derivative type instruments is limited, the impact of adoption of this statement, if adopted currently, would be to reflect the estimated fair value of certain warrants received by the Company in connection with license agreements (see Note 16).

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No.101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is required to adopt SAB 101 by the quarter ending April 30, 2001. The Company is evaluating whether SAB 101 will cause any change in its revenue recognition policies and procedures.

3. Unaudited Pro Forma Information

The unaudited pro forma consolidated statements of income information presents the pro forma effects on the historical consolidated statements of income for fiscal years ended April 30, 2000 and 1999 of $427 and $2,515, respectively, for additional compensation to the chairman of the board of directors and to the chief executive officer pursuant to employment agreements that became effective July 1, 1999. Additionally, it presents income taxes of $28,722 and $22,227 for the fiscal years ended April 30, 2000 and 1999, respectively, to give pro forma effect due to the change in the Company's tax status from a Subchapter S Corporation to a Subchapter C Corporation, representing an overall effective tax rate of 39.2% for fiscal 2000 and 40% for fiscal 1999.

4. Earnings Per Share

For the year ended April 30, 2000, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 62,806,726 and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding, including dilutive securities, was 62,830,279 which includes 23,553 shares representing the dilutive effect of outstanding options.

For the years ended April 30, 1999 and 1998, for the purpose of calculating earnings per share - basic and earnings per share - diluted, the weighted average number of common shares outstanding was 56,667,000.

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)


5. Investments

Short-term investments consist of the following as of April 30, 2000:

                                                                                                     Unrealized       Fair
                                                                                             Cost    Holding Gain    Value
                                                                                          ---------------------------------
Government obligations...............................................................     $  9,300       $ 19      $  9,319
Corporate obligations................................................................       96,435        230        96,665
Other................................................................................        1,229         --         1,229
                                                                                          --------       ----      --------
     Total...........................................................................     $106,964       $249      $107,213
                                                                                          ========       ====      ========

6. Assets Held for Sale

Assets held for sale at April 30, 2000 and 1999 consists primarily of real property of the WWF Hotel & Casino Ventures, LLC located in Las Vegas, Nevada. Management has made a decision to sell the property and is currently soliciting offers. The property was purchased in the second quarter of fiscal 1999 as part of the Company's expansion project. The assets are being carried at their historical cost, which is less than estimated fair value less costs to sell. In determining the fair value, the Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers as well as a recent appraisal of the property.


7. Property and Equipment

Property and equipment consists of the following as of:

                                                                                               April 30,
                                                                                          --------------------
                                                                                            2000        1999
                                                                                          --------    --------
Land, buildings and improvements.................................................         $ 41,960    $ 31,010
Equipment........................................................................           24,785      20,170
Vehicles.........................................................................              629         543
                                                                                          --------    --------
                                                                                            67,374      51,723
     Less accumulated depreciation and amortization..............................           25,890      23,346
                                                                                          --------    --------
         Total...................................................................         $ 41,484    $ 28,377
                                                                                          ========    ========

Depreciation and amortization expense was $2,544, $1,946, and $1,676 for the years ended April 30, 2000, 1999 and 1998, respectively.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following as of:

                                                                                                  April 30,
                                                                                            -------------------
                                                                                              2000        1999
                                                                                            -------     -------
Accrued pay-per-view event costs........................................................    $ 7,020     $ 5,364
Accrued talent royalties................................................................      1,981       1,389
Accrued payroll related costs...........................................................      7,228       2,910
Accrued television costs................................................................      8,719       3,009
Accrued other...........................................................................      7,684       6,144
                                                                                            -------     -------
     Total..............................................................................    $32,632     $18,816
                                                                                            =======     =======

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)


9. Debt

Debt as of April 30, 2000 and 1999 consists of the following:

                                                                                             2000       1999
                                                                                           -------    --------
GMAC Commercial Mortgage Corporation.................................................      $10,932     $11,410
IBJ-Business Credit Corporation......................................................          485       1,133
J.L.J. Financial Services Corp.......................................................           --          88
Charter Financial, Inc...............................................................           --         160
                                                                                           -------     -------
Total debt...........................................................................       11,417      12,791
Less current portion.................................................................        1,017       1,388
                                                                                           -------     -------
Long-term debt.......................................................................      $10,400     $11,403
                                                                                           =======     =======

During December 1997, the Company entered into a mortgage loan agreement with GMAC Commercial Mortgage Corporation, assigned to Citicorp Real Estate, Inc., under the terms of which the Company borrowed $12,000 at an annual interest rate of 7.6%. Principal and interest are to be paid in 180 monthly installments of approximately $112, which commenced on January 1, 1998. The loan is collateralized by the Company's executive offices and television studio in Stamford, Connecticut.

During December 1997, the Company entered into a revolving line of credit agreement with IBJ Schroder Business Credit Corporation ("IBJ") under the terms of which the Company may borrow up to $10,000 at the IBJ alternate base rate plus .50% or the IBJ eurodollar rate plus 2.50%, based upon the availability of qualifying receivables which will collateralize the loan. The IBJ agreement expires in December 2000. The credit agreement contains various financial and operating covenants, which, among other things, require the maintenance of certain financial ratios, places limitations on distributions to stockholders and restrict the Company's ability to borrow funds from other sources. In July 1999, the Company obtained a waiver which, among other things, raised the existing limitations on stockholder distributions. At April 30, 2000, there were no outstanding borrowings under the revolving portion of the credit agreement. The Company is obligated to pay an annual .5% commitment fee on the unused portion of the facility during the term of the agreement.

During July 1998, the Company amended its revolving line of credit agreement with IBJ to allow the Company to make a capital expenditure loan, under the terms of which the Company borrowed $1,564 at the IBJ Swap Rate plus 3% (8.92% at April 30, 2000 and at April 30,1999) to be repaid in 29 monthly installments of approximately $54 which commenced on September 1, 1998. The loan is collateralized by the purchased equipment.

During February 1997, the Company entered into a Note and Security Agreement with JLJ Finnancial Services Corp. under which the Company borrowed $285 at a fixed interest rate of 10.89%. As of April 30, 2000, there were no amounts outstanding under this agreement.

During fiscal 1995, the Company entered into a Note and Security Agreement with Charter Financial, Inc. under which the Company borrowed $713 at a fixed interest rate of 10.5%. As of April 30, 2000, there were no amounts outstanding under this agreement.

Interest expense was $2,155, $1,125 and $2,019 for the years ended April 30, 2000, 1999 and 1998, respectively. Included in interest expense for the year ended April 30, 2000 was interest of $1,127 incurred in connection with the $32,000 note payable to the Company's then sole stockholder.

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)


At April 30, 2000, the scheduled principal repayments under the loan agreements described above were as follows:

             Ending April 30,
             ----------------
                 2001..........................................    $ 1,017
                 2002..........................................        570
                 2003..........................................        615
                 2004..........................................        663
                 2005..........................................        715
               Thereafter......................................      7,837
                                                                   -------
                  Total........................................    $11,417
                                                                   =======


10. Income Taxes

Other than World Wrestling Federation Entertainment Canada, Inc., the Company was formerly an S Corporation for U.S. federal income tax purposes. An S Corporation's income or loss and distributions are passed through to, and taken into account by, the corporation's stockholder in computing personal taxable income. Accordingly, no provision for U.S. federal income tax has been made in the accompanying historical consolidated financial statements for the fiscal years ended April 30, 1999 and 1998. Concurrent with the Company's initial public offering, its tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, the Company is directly responsible for all federal and state income taxes. As a result of the change in its tax status, for the year ended April 30, 2000, the Company was taxed on its income at an effective rate of approximately 20% based upon the number of days during the fiscal year that it was a Subchapter S Corporation and the number of days it was a Subchapter C Corporation. The Company's income tax provision for fiscal 2000, 1999 and 1998 was $ 14,790, $1,943 and $463 respectively, and was comprised primarily of current state and foreign taxes for fiscal 1999 and 1998, and includes federal, state and foreign taxes for fiscal 2000. See Note 3 regarding pro forma income taxes assuming the Company had not been an S Corporation.

The Company accounts for income taxes in accordance with the provisions of SFAS 109, "Accounting For Income Taxes." The components of the Company's tax provision for each of the three years in the period ended April 30, 2000 are as follows:


                                                                            2000       1999      1998
                                                                            ----       ----      ----
            Current:
                Federal.............................................      $16,901         --        --
                State and local.....................................        4,764     $2,202     $ 414
                Foreign.............................................          273        224        49
            Deferred:
                Federal.............................................       (5,951)        --        --
                State and local.....................................       (1,181)      (413)       --
                Foreign.............................................          (16)       (70)       --
                                                                          -------     ------     -----
                   Total............................................      $14,790     $1,943     $ 463
                                                                          =======     ======     =====

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)


The following sets forth the difference between the provision for income taxes computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

                                                                                                    Year Ended
                                                                                                  April 30, 2000
                                                                                                  --------------
            Statutory U.S. federal tax at 35%...............................................        $   25,794
            State and local taxes, net of federal benefit...................................             3,204
            Deferred tax benefit due to change in tax status................................            (2,660)
            Federal benefit of S-Corporation ...............................................           (11,976)
            Foreign.........................................................................                93
            Other permanent items...........................................................               335
                                                                                                    ----------
            Provision for income taxes......................................................        $   14,790
                                                                                                    ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following as of April 30, 2000 and 1999:

                                                                                                     2000      1999
                                                                                                     ----      ----
            Deferred tax assets:
                 Accounts receivable............................................................   $   364     $ 188
                 Inventories....................................................................     1,665       100
                 Prepaid royalties..............................................................     1,251        --
                 Stock options..................................................................     6,012        --
                 Accrued liabilities and reserves...............................................       548        65
                 Other..........................................................................       464       226
                 Foreign........................................................................        86        70
                                                                                                   -------     -----
                                                                                                    10,390       649
            Deferred tax liabilities:
                 Fixed assets and depreciation..................................................     1,109       117
                 Intangible assets..............................................................       108         7
                 Other liabilities..............................................................        --        16
                 Prepaid royalties..............................................................     1,522        --
                                                                                                   -------     -----

                                                                                                     2,739       140
                                                                                                   -------     -----
                     Total, net.................................................................   $ 7,651     $ 509
                                                                                                   =======     =====

     The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. $2,349 of the net deferred tax asset is included in prepaid expenses and other current assets and the remaining $5,302 are included in other non-current assets in the Consolidated Balance Sheet.

     United States income taxes have not been provided on unremitted earnings of the Company's foreign subsidiary, because the Company's intent is to keep such earnings indefinitely reinvested in the foreign subsidiary's operations.

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)


11. Commitments and Contingencies

Commitments

The Company has certain commitments, including various non-cancellable operating leases, performance contracts with various performers, employee agreements, and agreements with USA Networks and United Paramount Network ("UPN"), both of which are television networks, which guarantees each of the networks a minimum payment for advertising during the course of the respective agreements. The Company's agreement with USA Networks expires on September 1, 2000 at which time, in connection with the Company's agreement with Viacom/CBS, the Company anticipates that its programming will air on cable networks owned by Viacom/CBS through September 2005. The agreement with Viacom/CBS, guarantee the network a minimum payment for advertising during the course of the agreement. In addition, as part of the agreement with Viacom/CBS, the Company's programming agreement with UPN was extended for a three year period ending September 2003. The effectiveness of the Viacom/CBS agreement is conditioned upon the Company's prevailing in USA's appeal of a decision favorable to the Company in litigation brought by USA (See "Legal Proceedings" below). Future minimum payments under the leases and these agreements as of April 30, 2000, adjusted for the Viacom/CBS television agreement and UPN extension, as described above are as follows:

                                                                          Operating
                                                                           Lease          Other
             Year Ending April 30,                                       Commitments    Commitments      Total
             --------------------                                        -----------    -----------      -----
                    2001...............................................   $ 2,984       $ 46,614       $ 49,598
                    2002...............................................     2,991         38,792         41,783
                    2003...............................................     2,997         34,586         37,583
                    2004...............................................     3,042         19,696         22,738
                    2005...............................................     2,888         10,736         13,624
                 Thereafter............................................    29,771         13,217         42,988
                                                                          -------       --------       --------
                    Total..............................................   $44,673       $163,641       $208,314
                                                                          =======       ========       ========


Rent expense under operating leases was approximately $573, $260 and $170, for the fiscal years ended April 30, 2000, 1999 and 1998, respectively.

On June 29, 1999, the Company made an S Corporation distribution to its then sole stockholder in the form of an unsecured, 5% interest-bearing note in the principal amount of $32,000 due April 10, 2000. The note represented estimated federal and state income taxes payable by the Company's then sole stockholder with respect to the Company's taxable income for fiscal 1999 and estimated taxable income for the period May 1, 1999 through October 18, 1999 which represents the portion of the Company's taxable earnings for fiscal 2000 allocated to the S Corporation. As of April 30, 2000, the Company paid the $32,000 note in full plus an additional $8,400. The additional $8,400 represented additional tax liabilities of the then sole stockholder due to a revision of estimated taxes payable for the tax periods described above. To the extent the portion of the Company's fiscal 1999 and 2000 actual earnings allocated to the S Corporation exceeds those earnings used in the calculation of estimated income taxes payable by its then sole stockholder, the Company may need to make an additional distribution to its stockholders of record as of July 3, 1999 which is expected to be paid no later than August 15, 2000.

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)


Legal Proceedings

     On May 13, 1991, William R. Eadie, a former professional wrestler who had been one of the Company's performers, filed a lawsuit in state court in Wisconsin against the Company and Mr. McMahon. The case was removed to the United States District Court for the District of Connecticut on August 7, 1991. The suit alleges that the Company breached an oral agreement to compensate Eadie for the use of his ideas in connection with a wrestling tag team called "Demolition" and to employ him for life. Plaintiff is seeking $6,500 in compensatory damages and unspecified punitive damages. The Company has denied any liability and is vigorously contesting this action. In a similar action filed against the Company on April 10, 1992 in the United States District Court for the District of Connecticut, Randy Colley, a former professional wrestler who had been one of the Company's performers, also alleges that the Company breached an oral agreement to compensate him for disclosing his idea for a wrestling tag team called "Demolition." He is seeking unspecified compensatory and punitive damages. The Company has denied any liability and is vigorously defending this action. Colley's claims were consolidated for trial with those of Eadie. The Company believes that both plaintiffs' claims are without merit. On May 20, 1998, a magistrate judge ruled that the plaintiffs' expert on damages could not testify at trial. Thereafter, the plaintiffs engaged a second expert on damages, whose report was filed on August 31, 1999. Given the substance of the second expert's opinion, as well as continuing developments in the law regarding the relevance and reliability of expert opinions, it is not possible to predict whether this second expert's opinion will be admitted into evidence at trial. The Company believes that an unfavorable outcome in these actions may have a material adverse effect on its financial condition, results of operations or prospects.


     On June 21, 1996, the Company filed an action against WCW and Turner Broadcasting Systems, Inc. ("TBS") in the United States District Court for the District of Connecticut, alleging unfair competition and infringement of its copyrights, servicemarks and trademarks with respect to two characters owned by the Company, Razor Ramon and Diesel. On May 18, 1998, WCW filed an action against the Company in the United States District Court for the District of Connecticut and immediately moved to consolidate this action with the Company's pending action against WCW and TBS. WCW alleged that the Company diluted various marks owned by and/or licensed to WCW by disparaging those marks and also claims that the Company engaged in unfair competition when it aired a "Flashback" series of past World Wrestling Federation performances on USA Network without disclosing that some of the performers, at the time the series was subsequently broadcast, were then affiliated with WCW. The parties have resolved the pending litigation between them to their mutual satisfaction.

     On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with the Company, filed suit in state court in Missouri against the Company, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The specific allegations against the Company include the failure to use ordinary care to provide proper equipment and personnel for the safety of Owen Hart, the failure to take special precautions when conducting an inherently dangerous activity, endangerment and the failure to warn, vicarious liability for the negligence of the named individual defendants, the failure to properly train and supervise, and the provision of dangerous and unsafe equipment. Plaintiffs seek compensatory and punitive damages in unspecified amounts. On September 1, 1999, the Company filed its answer, affirmative defenses and cross-claims, denying any liability for negligence and other claims asserted against the Company. Subsequently, the manufacturing defendants settled, and the Company has filed third party petitions against them. The Company believes that it has meritorious defenses and intends to defend vigorously against the suit. On October 1, 1999, the Company filed a complaint in the United States District Court for the District of Connecticut, principally seeking a declaratory judgment with respect to the enforceability of contractual defenses, forum selection clauses, and other provisions of Owen Hart's contract with the Company. The defendants have filed a motion to dismiss the Company's complaint for want of jurisdiction, which is currently pending before the court. On February 22, 2000, the Company filed an Emergency Motion for Specific Enforcement of and for Summary Judgment on Forum Selection Clause seeking a legal ruling that any claims belonging to Owen Hart arising out of his relationship with the Company be adjudicated in Connecticut. The Company's motion is currently pending. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)

On September 20, 1999, the Company was formally served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with the Company, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass's complaint sought $20,000 in compensatory damages and $100,000 in punitive damages. On or about November 9, the Company received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On January 27, 2000, the EEOC closed its file on her claim. The Company filed a Motion to Dismiss the complaint on or about January 10, 2000. Plaintiff filed an amended complaint on February 28, 2000 withdrawing her stated demand of $100,000 in punitive damages as well as her claims of civil assault and intentional infliction of emotional distress. The amended complaint now seeks relief under Title VII for Sexual Harassment, Title 42 ss.1981 (a) for gender bias, and for violations of the New York Human Rights law. The Company has filed a Motion to Dismiss, Motion to Strike and Motion for a More Definite Statement to the Amended Complaint. The Company believes that the claims are without merit and intend to vigorously defend against this action. Based on the Company's preliminary review of the allegations and the underlying facts, as the Company understands them, the Company does not believe that an unfavorable outcome in this action will have a material adverse effect on its financial condition or results of operations or prospects.

On April 17, 2000 WWF-World Wide Fund for Nature (the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and the Company. The Fund alleges that the Company's use of the initials "WWF" in various contexts, including uses in the wwf.com and wwfshopzone.com internet domain names and in contents of various of the Company's web sites; its "scratch" logo; and certain oral uses in the contexts of foreign broadcasts of its programming, violate the agreement between the Fund and the Company. The Company believes that it has meritorius defenses and intends to defend the action vigorously. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

Pursuant to the Company's contract with USA Network, the Company tendered to USA an offer made by Viacom/CBS for a strategic alliance agreement, which included certain transmission rights for its programming. USA Network purported to match the offer and simultaneously filed an action in the Delaware Court of Chancery seeking (i) injunctive relief enjoining the contract between Viacom/CBS and the Company, and (ii) an award of specific performance requiring the Company to enter into a contract with USA Network. After expedited discovery proceedings and a trial on the merits, the Court ruled in its favor that USA Network had failed to match Viacom/CBS's offer. USA has filed an appeal of this ruling to the Delaware Supreme Court and a hearing is scheduled for August 14, 2000.

The Company is not currently a party to any other material legal proceedings. However, it is involved in several other suits and claims in the ordinary course of business, and it may from time to time become a party to other legal proceedings arising in the ordinary course of doing business.

12. Stockholders' Equity

On October 15, 1999, the Company filed an amended and restated certificate of incorporation which, among other things, authorized 60,000,000 shares of new Class B common stock, par value $.01 per share, reclassified each outstanding share of World Wrestling Federation Entertainment, Inc. common stock into 566,670 shares of Class B common stock, authorized 180,000,000 shares of new Class A common stock, par value $.01 per share and authorized 20,000,000 shares of preferred stock, par value $.01 per share. On October 19,1999, the Company sold 11,500,000 shares of its Class A common stock to the public at an initial offering price of $17.00 per share. The net proceeds to the Company generated from the offering were approximately $179,323 after deducting commissions, fees and expenses. On April 30, 2000, the Company had 56,667,000 shares of Class B common stock and 11,500,000 shares of Class A common stock outstanding.

In July 1999, the Company adopted the 1999 Long-Term Incentive Plan ("LTIP"), which became effective with the Offering. The LTIP provides for grants of options as incentives and rewards to encourage employees, directors, consultants and performers in the long-term success of the Company. The LTIP provides for grants of options to

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)

purchase shares at a purchase price equal to the fair market value on the date of the grant. The options expire 10 years after the date of the grant and are generally exercisable in installments beginning one year from the date of the grant. The LTIP also provides for the grant of other forms of equity based incentive awards as determined by the Compensation Committee of the Board of Directors. The total number of shares reserved for issuance under the LTIP are 10,000,050, of which 5,348,500 stock options were outstanding under the LTIP as of April 30, 2000. Of these options, 987,000 were granted to independent contractors consisting primarily of the Company's performers. With respect to the options granted to independent contractors, the Company accounted for the equity instrument grants in accordance with SFAS No. 123, "Accounting for Stock Based Compensation" and with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction with Selling, Goods or Services" and as a result recorded a charge of $6,020 during the second quarter of fiscal 2000. The options granted to employees have been accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Presented below is a summary of the LTIP's activity for the period commencing with the date of the offering through the fiscal year ended April 30, 2000.


                                                                                               Weighted Average
                                                                                  Options       Exercise Price
                                                                                  -------       --------------
     Options granted at Offering...........................................      5,400,500        $17.00
     Options granted subsequent to the Offering............................         45,000         17.00
     Options cancelled.....................................................        (97,000)        17.00
                                                                                 ---------        ------
     Balance April 30, 2000................................................      5,348,500        $17.00
                                                                                 =========        ======

The following table summarizes information for options outstanding and exercisable at April 30, 2000:

                         Number of Options    Weighted Average     Weighted Average   Number of Options       Weighted Average
                         -----------------                         ----------------   -----------------
     Range of Prices       Outstanding        Remaining Life        Exercise Price       Exercisable           Exercise Price
     ---------------       -----------        --------------        --------------       -----------           --------------
     $17.00                  5,348,500            9.5 years              $17.00            621,100                 $17.00


Pro Forma Fair Value Disclosures

Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No.123, the Company's net income and basic and diluted earnings per common share for the year ended April 30, 2000 would have been impacted as shown in the following table:

                                                                                     April 30, 2000
                                                                                     --------------
         Reported net income......................................................      $   58,908
         Pro forma net income.....................................................      $   53,039
         Reported basic and diluted earnings per common share.....................      $     0.94
         Pro forma basic and diluted earnings per common share....................      $     0.84

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)

The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

     Expected life of option                                         3 years
     Risk-free interest rate                                       5.5%
     Expected volatility of the Company's common stock              44%

The weighted average fair value of options granted to employees during fiscal 2000 is as follows:

     Fair value of each option granted to employees         $     6.04
     Total number of options granted to employees            4,361,500
     Total fair value of all options granted to employees   $   26,364

In accordance with SFAS No.123, the weighted average fair value of stock options granted to employees is based on a theoretical statistical model using the preceding assumptions. In actuality, because the Company's stock options are not traded on any exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in market price of the World Wrestling Federation Entertainment, Inc. common stock. Such an increase in stock price would benefit all stockholders commensurately.

In April 2000, the Company entered into a non-forfeitable agreement with Viacom/CBS whereby, Viacom/CBS could acquire 2.3 million newly issued shares of the Company's stock at $13 per share. The Company accounted for this agreement under the provisions of Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Aquiring, or in Conjunction with Selling, Goods or Services," and, accordingly, recorded a fourth quarter fiscal 2000 charge of $9,310.


13. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. The Company makes matching contributions of 50 percent of each participant's contributions, up to 6 percent of eligible compensation (maximum 3% matching contribution). The Company may also make additional discretionary contributions to the 401(k) plan. The Company's expense for matching contributions and additional discretionary contributions to the 401(k) plan was $1,082 during fiscal 2000 and $233 during fiscal 1999. There were no Company matching contributions to the 401(k) plan in fiscal 1998.

The Company sponsored a profit sharing plan for the benefit of employees meeting certain eligibility requirements. This profit sharing plan was merged into the Company's 401(k) plan during fiscal 1999, with all assets associated with the profit sharing plan being transferred into the 401(k) plan. The Company's expense under the profit sharing plan was $1,568 during fiscal 1998.

During fiscal 1999 the Company created its Money Purchase Plan. Under this plan, the Company makes a contribution to each participant's account based upon a formula as prescribed by the plan document. The Company's expense under the Money Purchase Plan was $1,434 and $769 during fiscal 2000 and fiscal 1999, respectively.


14. Related Party Transactions

The Company expensed approximately $2, $123 and $1,063 in fiscal 2000, 1999 and 1998, respectively in travel related costs and management fees paid to a travel agency which had been owned by the chief executive officer of the Company. On June 5, 2000, the chief executive officer sold the travel agency to an unaffiliated third party. The management fee is paid in return for the travel agency's overall management of the Company's travel planning requirements. Amounts

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)

receivable from the travel agency at April 30, 2000 and 1999 was $336 and $205, respectively. These balances arise from transactions conducted in the normal course of business.

A member of the Company's board of directors also was an independent contractor engaged by the Company during fiscal 2000. Prior to the date of the Offering, this director received $63 for his services and for the period subsequent to the Offering through April 30, 2000, this director received $38.

The Company had a receivable from Shane Distribution Co. in the amount of $377 at April 30, 2000 and 1999. Shane Distribution Co. is a movie distribution company owned by the chairman of the Company.

For the fiscal years ended April 30, 2000, 1999 and 1998, the Company made S Corporation distributions to its sole stockholder of $67,476, $6,479 and $2,152 respectively. Of the $67,476 distributed in fiscal 2000, $40,412 related to the payment of taxes by our then sole stockholder for S Corporation earnings of the Company.

On April 10, 2000, in connection with the payment of the outstanding balance of the note payable to its then sole stockholder, the Company paid $1,127 of interest on the $32,000 note payable to its then sole stockholder.

On June 29, 1999, the Company made a distribution of $25,500 to its then sole stockholder representing a portion of previously earned and undistributed earnings, which have been fully taxed at the stockholder level. In addition, on June 29, 1999, the Company made an S Corporation distribution to its then sole stockholder in the form of an unsecured, 5% interest-bearing note in the principal amount of $32,000 due April 10, 2000. The note represented estimated federal and state income taxes payable by the Company's then sole stockholder with respect to the Company's taxable income for fiscal 1999 and estimated taxable income for the period May 1, 1999 through October 18, 1999 which represents the portion of the Company's taxable earnings for fiscal 2000 allocated to the S Corporation. As of April 30, 2000, the Company paid the $32,000 note in full plus an additional $8,400. The additional $8,400 represented additional tax liabilities of the then sole stockholder due to a revision of estimated taxes payable for the tax periods described above. To the extent the portion of the Company's fiscal 1999 and 2000 actual earnings allocated to the S Corporation exceeds those earnings used in the calculation of estimated income taxes payable by its then sole stockholder, the Company may need to make an additional distribution to its stockholders of record as of July 3, 1999 which is expected to be paid no later than August 15, 2000.

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)

15. Segment Information

The Company's operations are currently conducted within three reportable segments, live and televised entertainment, branded merchandise and XFL activities. The live and televised entertainment segment consists of live events, television programming and pay per view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos. The XFL segment currently consists of costs related to the development and start-up of the Company's professional football league. The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. Included in corporate overhead for the year ended April 30, 2000 is non-cash stock option charges of $15,330. There are no intersegment revenues. Results of operations and assets from non-U.S. sources are less than 10% of the respective consolidated financial statement amounts. The table presents information about the financial results of each segment for the years ended April 30, 2000, 1999 and 1998 and assets as of April 30, 2000 and 1999.

                                                                                                  April 30,
                                                                                           ----------------------
                                                                                          2000          1999        1998
                                                                                       ---------     ---------    ---------
Net revenues:
     Live and televised entertainment - WWF brand.................................     $ 265,485     $ 170,045    $  92,649
     Branded merchandise - WWF brand..............................................       113,825        81,429       33,582
                                                                                       ---------     ---------    ---------
     Total net revenues...........................................................     $ 379,310     $ 251,474    $ 126,231
                                                                                       =========     =========    =========

Depreciation and Amortization:
     Live and televised entertainment - WWF brand.................................     $   1,333     $     908    $     633
     Branded merchandise - WWF brand..............................................            --            --           --
     Corporate....................................................................         1,211         1,038        1,043
                                                                                       ---------     ---------    ---------
     Total depreciation and amortization..........................................     $   2,544     $   1,946    $   1,676
                                                                                       =========     =========    =========

Operating Income (Loss):
     Live and televised entertainment - WWF brand.................................     $  94,672     $  61,870    $  19,390
     Branded merchandise - WWF brand..............................................        41,340        26,163       11,159
        XFL (start-up costs) .....................................................        (1,079)           --           --
     Corporate (including fiscal 2000 non-cash stock option charges of $15,330)...       (66,651)      (31,052)     (20,080)

                                                                                       ---------     ---------    ---------
     Total operating income.......................................................     $  68,282     $  56,981    $  10,469
                                                                                       =========     =========    =========

Assets:
     Live and televised entertainment.............................................     $  72,042     $  39,096
     Branded merchandise..........................................................        23,320        24,118
     Unallocated..................................................................       241,670        66,974
                                                                                       ---------     ---------
     Total assets.................................................................     $ 337,032     $ 130,188
                                                                                       =========     =========

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)


16. Financial Instruments and Off-Balance Sheet Risk

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Except for receivables from cable companies related to pay-per-view events, concentrations of credit risk with respect to trade receivables are limited due to the large number of customers. A significant portion of trade receivables for pay-per-view events are due from the Company's pay-per-view administrator, who collects and remits payments to the Company from individual cable system operators. The Company performs ongoing evaluations of its customers' financial condition, including its pay-per-view administrator, and monitors its exposure for credit losses and maintains allowances for anticipated losses.

Fair Value of Financial Instruments - The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature and maturity of such instruments. The carrying amount of the Company's long-term debt approximates fair value as the interest rates on the instruments approximate market rates. In addition, the Company has received warrants from three publicly traded companies with whom it has licensing agreements. The estimated fair value of the warrants on the date of receipt aggregated approximately $2,366. Such amount is being recognized as license revenues over the respective license periods. The carrying amount of these warrants is included in other assets at April 30, 2000. The estimated fair value of such warrants was $2,657 at April 30, 2000.


17. Quarterly Financial Summaries (unaudited)

                                                                      1st        2nd        3rd         4th
                                                                    Quarter  Quarter(1)   Quarter  Quarter (1)
                                                                    -------  ----------   -------  -----------
2000
----
Net revenues................................................        $76,222    $88,267    $98,374    $116,447
Gross profit................................................        $35,177    $36,139     41,711    $ 45,303
Net income..................................................        $20,276    $ 7,848    $20,169    $ 10,615
Earnings per common share - basic...........................        $  0.36    $  0.14    $  0.30    $   0.16
Earnings per common share--diluted..........................        $  0.36    $  0.14    $  0.29    $   0.16
Pro forma net income........................................        $12,499    $ 6,851    $15,721    $  9,478
Pro forma earnings per common share - basic and diluted.....        $  0.22    $  0.12    $  0.23    $   0.14

1999
----
Net revenues................................................        $39,042    $53,412    $65,199    $ 93,821
Gross profit................................................        $14,011    $22,485    $27,870    $ 40,082
Net income..................................................        $ 5,061    $12,234    $17,031    $ 21,704
Earnings per common share - basic and diluted...............        $  0.09    $  0.22    $  0.30    $   0.38
Pro forma net income........................................        $ 2,801    $ 7,222    $10,198    $ 13,010
Pro forma earnings per common share - basic and diluted.....        $  0.05    $  0.13    $  0.18    $   0.23

                World Wrestling Federation Entertainment, Inc.

            (dollars in thousands, except share and per share data)


(1) - Includes the second quarter fiscal 2000 non-cash charge of approximately $6,020 relating to the granting of stock options to certain performers who are independent contractors.

(2) - Includes the fourth quarter fiscal 2000 non-cash charge of approximately $9,310 ($5,660, net of tax) relating to the Company's nonforfeitable agreement with Viacom/CBS to aquire approximately 2.3 million newly issued shares of the Company's Class A common stock.


18. Subsequent Events

Purchase of WWF NY Entertainment Complex

On May 3, 2000, the Company acquired net assets of approximately $21,000 of the WWF NY entertainment complex from its licensee for $24,500. The Company will account for this transaction as a purchase. Goodwill arising as a result of this transaction amounted to approximately $3,500 which will be amortized over 10 years.

NBC Agreements

On June 12, 2000, the Company entered into a venture with National Broadcasting Company, Inc. ("NBC") to own and fund a professional football league, XFL. Both the Company and NBC own 50% of the league, which owns all eight football teams. In accordance with the terms of the agreement, the Company will control the operations of the venture and, accordingly, will consolidate such operations in its financial statements until such time that NBC converts its non-voting equity into voting equity. NBC will, however, fund a 50% share of the venture's cash needs from the inception of the agreement. For income tax purposes, both NBC and the Company will allocate the operations equally in accordance with federal tax law. On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. As a result of the stock purchase, the Company will record a non-cash charge of $10,700 which will be amortized over approximately 30 months, commencing in the first quarter of fiscal 2001.

Viacom/CBS Agreeement

On July 28, 2000 Viacom/CBS purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (In Thousands)

                                                   Balance        Additions
                                                                  ---------
                                                      At          Charged to                   Balance at
                                                  Beginning        Costs and                     End of
        Description                               of Period        Expenses     Deductions(1)    Period
        -----------                               ---------        --------     -------------    ------
For the Year Ended April 30, 2000
Allowance for doubtful accounts deducted
  from accounts receivable..................      $  920           $  113          $  --         $1,033
Inventory obsolesence.......................       1,530            1,174           (633)         2,071
For the Year Ended April 30, 199
Allowance for doubtful accounts deducted
  from  accounts receivable.................          --              920             --            920
Inventory obsolesence.......................          --            1,530             --          1,530
For the Year Ended April 30, 1998
Allowance for doubtful accounts deducted
  from accounts receivable..................          --               --             --             --
Inventory obsolesence.......................         124               --           (124)            --

(1) Deductions are comprised of disposals of obsolete inventory.