Form 10-Q
period 2000-07-28
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 2000-09-11
CIK 1091907

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 28, 2000

                                      or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X      No_____
    ------


At August 25, 2000, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 16,176,634 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 56,667,000.

                World Wrestling Federation Entertainment, Inc.
                               Table of Contents

                                                                                                    Page #
Part I - Financial Information

    Item 1. Financial Statements (Unaudited, except as noted)

          Consolidated Balance Sheets as of July 28, 2000 and April 30, 2000 (audited)                 2

          Consolidated Statements of Income for the three months ended July 28, 2000
          and July 30, 1999                                                                            3

          Consolidated Statement of Changes in Stockholders' Equity for the
          three months ended July 28, 2000                                                             4

          Consolidated Statements of Cash Flows for the three months ended
          July 28, 2000 and July 30, 1999                                                              5

          Notes to Consolidated Financial Statements                                                   6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     13

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                                19

Part II - Other Information

    Item 1. Legal Proceedings                                                                         19

    Item 2. Changes in Securities and Use of Proceeds                                                 19

    Item 6. Exhibits and Reports on Form 8-K                                                          19

    Signature                                                                                         20

                World Wrestling Federation Entertainment, Inc.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                                          As of           As of
                                                                                                        July 28,        April 30,
                                                                                                          2000            2000
                                                                                                       -----------     -----------
                                                                                                       (Unaudited)
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................................................................     $    68,542     $   101,779
  Short-term investments..........................................................................         190,553         107,213
  Accounts receivable (less allowance for doubtful accounts of
     $981 at July 28, 2000 and $1,033 at April 30, 2000)..........................................          55,709          60,424
  Inventory, net..................................................................................           4,444           2,752
  Prepaid expenses and other current assets.......................................................           6,746           6,084
  Assets held for sale............................................................................           9,588           9,600
                                                                                                       -----------     -----------
     Total current assets.........................................................................         335,582         287,852

PROPERTY AND EQUIPMENT, NET.......................................................................          66,670          41,484
OTHER ASSETS......................................................................................          21,437           7,696
                                                                                                       -----------     -----------
TOTAL ASSETS......................................................................................     $   423,689     $   337,032
                                                                                                       ===========     ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt...............................................................             865           1,017
  Accounts payable................................................................................          10,406          17,690
  Accrued expenses and other current liabilities..................................................          32,180          32,632
  Accrued income taxes............................................................................          13,106           4,536
  Deferred income.................................................................................           9,535          12,220
                                                                                                       -----------     -----------
     Total current liabilities....................................................................          66,092          68,095

LONG-TERM DEBT....................................................................................          10,266          10,400
MINORITY INTEREST.................................................................................           1,843               -

REDEEMABLE CLASS A COMMON STOCK ($.01 par value;
 2,307,692 shares issued at July 28, 2000) (Note 1)...............................................          30,000               -

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Class A common stock:  ($.01 par value; 180,000,000 shares authorized; 13,862,692 shares issued at July 28, 2000 and
   11,500,000 shares issued at April 30, 2000)....................................................             139             115
  Class B common stock:  ($.01 par value; 60,000,000 shares
   authorized; 56,667,000 shares issued at July 28, 2000 and
   at April 30, 2000).............................................................................             567             567
  Additional paid in capital......................................................................         264,225         222,535
  Accumulated other comprehensive income..........................................................             103             105
  Retained earnings...............................................................................          50,454          35,215
                                                                                                       -----------     -----------
     Total stockholders' equity...................................................................         315,488         258,537
                                                                                                       -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................................     $   423,689     $   337,032
                                                                                                       ===========     ===========

                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                               July 28,             July 30,
                                                                                 2000                 1999
                                                                               ---------            --------
Net revenues............................................................        $101,861            $ 76,222

Cost of revenues........................................................          55,069              41,045
Selling, general and administrative expenses............................          21,421              13,970
XFL start-up costs......................................................           1,472                   -
Depreciation and amortization...........................................           1,864                 659
                                                                               ---------            --------
Operating Income........................................................          22,035              20,548

Interest expense........................................................             260                 409
Interest income and other income........................................           2,595                 851
                                                                               ---------            --------
Income before income taxes and minority interest........................          24,370              20,990

Provision for income taxes..............................................           9,867                 714
                                                                               ---------            --------
Income before minority interest.........................................          14,503              20,276

Minority interest.......................................................             736                   -
                                                                               ---------            --------
Net income..............................................................        $ 15,239            $ 20,276
                                                                               =========            ========
Earnings per share - basic..............................................        $   0.22            $   0.36
                                                                               =========            ========
Earnings per share - diluted............................................        $   0.22            $   0.36
                                                                               =========            ========
UNAUDITED PRO FORMA INFORMATION
      Historical income before income taxes and minority interest.......                            $ 20,990
      Pro forma adjustment other than income taxes......................                                 427
                                                                                                    --------
      Pro forma income before income taxes and minority interest........                              20,563
      Pro forma provision for income taxes..............................                               8,064
                                                                                                    --------
      Pro forma income before minority interest.........................                              12,499
      Minority interest.................................................                                   -
                                                                                                    --------
      Net income........................................................                            $ 12,499
                                                                                                    ========
Pro forma earnings per share - basic....................................                            $   0.22
                                                                                                    ========
Pro forma earnings per share - diluted..................................                            $   0.22
                                                                                                    ========

            See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                            (dollars in thousands)

                                                                                          Accumulated
                                                                           Additional        Other
                                                               Common        Paid-in     Comprehensive     Retained
                                                                Stock        Capital      Income(Loss)     Earnings        Total
                                                               -------     ---------      -----------      ---------     ---------
Balance, May 1, 2000.......................................    $   682     $ 222,535      $       105      $  35,215     $ 258,537
                                                               -------     ---------      -----------      ---------     ---------
Comprehensive income:
     Translation adjustment (Unaudited)....................          -             -                7              -             7
     Unrealized holding gain, net of tax (Unaudited).......          -             -               (9)             -            (9)
     Net income (Unaudited)................................          -             -                -         15,239        15,239
                                                               -------     ---------      -----------      ---------     ---------
Total Comprehensive income (Unaudited).....................          -             -               (2)        15,239        15,237
                                                               -------     ---------      -----------      ---------     ---------

Issuance of common stock (Unaudited).......................         23        29,977                -              -        30,000
Exercise of stock options (Unaudited)......................          1           935                -              -           936
Tax benefit from stock options (Unaudited).................          -           105                -              -           105
Non-cash stock issuance charge (Unaudited).................          -        10,673                -              -        10,673

                                                               -------     ---------      -----------      ---------     ---------
Balance, July 28, 2000 (Unaudited).........................    $   706     $ 264,225      $       103      $  50,454     $ 315,488
                                                               =======     =========      ===========      =========     =========


                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                 July 28,            July 30,
                                                                                   2000                1999
                                                                               ------------        ------------
OPERATING ACTIVITIES:
Net income..................................................................      $  15,239           $  20,276
Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization.............................................          1,864                 659
  Provision for doubtful accounts...........................................            (28)               (144)
  Minority interest.........................................................           (736)                  -
  Changes in assets and liabilities (net of effects of acquisition of WWF New York):
    Accounts receivable.....................................................          4,920               2,916
    Inventory...............................................................         (1,208)                352
    Prepaid expenses and other current assets...............................          1,113                (808)
    Accounts payable........................................................         (8,309)             (4,085)
    Accrued expenses and other current liabilities..........................           (912)                405
    Accrued income taxes....................................................          8,616              (1,760)
    Deferred income.........................................................         (2,908)               (196)
                                                                               ------------        ------------
       Net cash provided by operating activities............................         17,651              17,615
                                                                               ------------        ------------

INVESTING ACTIVITIES:
Purchase of property and equipment..........................................         (4,989)             (1,717)
Purchase of short-term investments..........................................        (83,290)                  -
Purchase of and capital expenditures related to WWF New York................        (24,823)                  -
                                                                               ------------        ------------
       Net cash used in investing activities................................       (113,102)             (1,717)
                                                                               ------------        ------------

FINANCING ACTIVITIES:
Repayments of long-term debt................................................           (286)               (252)
Net proceeds from issuance of Class A common stock..........................         60,000                   -
NBC capital contribution to XFL.............................................          2,500                   -
S Corporation distributions.................................................              -             (27,063)
                                                                               ------------        ------------
       Net cash provided by (used in) financing activities..................         62,214             (27,315)
                                                                               ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................................        (33,237)            (11,417)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................        101,779              45,727
                                                                               ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................................      $  68,542           $  34,310
                                                                               ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for income taxes..............................      $   1,282           $   2,611
  Cash paid during the period for interest..................................            248                 272

SUPPLEMENTAL NONCASH INFORMATION:
  Issuance of note payable to stockholder...................................      $       -           $  32,000

                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

1.   Basis of Presentation and Business Description

The accompanying consolidated financial statements include the accounts of World Wrestling Federation Entertainment, Inc., TSI Realty Company, WWF Hotel & Casino Ventures LLC, World Wrestling Federation Entertainment Canada, Inc., Stephanie Music Publishing, Inc., WWFE Sports, Inc., Event Services, Inc., WWF New York Inc. and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company"). WWFE Sports, Inc. owns 50% and currently has operating control of XFL, LLC, which is a new venture with NBC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

The Company is an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring its World Wrestling Federation brand of entertainment. The Company's operations are organized around three principal activities:

 . Live and televised entertainment, which consists of live events, television programming and pay-per-view programming. Revenues consist principally of attendance at live events, sale of television advertising time, cable television rights fees, and pay-per-view buys.

 . Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees and direct marketing and sales of merchandise, magazines and home videos. Revenues also include those generated from the Company's WWF New York entertainment complex located in New York City.

 . The Company's professional football league, the XFL, which currently consists of costs related to its development and start-up.

On June 12, 2000, National Broadcasting Company ("NBC") purchased approximately
2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. As a result of the stock purchase, the Company recorded a non-cash charge of $10,673 that will be amortized over 30 months. Included in depreciation and amortization expense for the first quarter of fiscal 2001 was $561 related to this non-cash charge.

On July 28, 2000 Viacom Inc. ("Viacom") purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. As of July 28, 2000, the $30,000 has been classified as redeemable common stock on the Consolidated Balance Sheet as the Company could, in certain circumstances, be required to repurchase this stock at the issued price in accordance with the terms of a registration rights agreement entered into in connection with the stock sale.

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

2.   Income Taxes

Other than World Wrestling Federation Entertainment Canada, Inc., the Company was formerly a Subchapter S Corporation for U.S. federal income tax purposes. An S Corporation's income or loss and distributions are passed through to, and taken into account by, the corporation's stockholder in computing personal taxable income. Accordingly, no provision for U.S. federal income tax has been made in the accompanying historical consolidated financial statements for the first quarter ended July 30, 1999. Concurrent with the Company's initial public offering, its tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, the Company is directly responsible for all federal, state and foreign income taxes. As a result of the change in its tax status, for the first quarter ended July 28, 2000, the Company was taxed on its income at an effective rate of approximately 40.5%. The income tax provision in the first quarter of fiscal 2001 of $9,867 was comprised of federal, state and foreign taxes. The income tax provision in the first quarter of fiscal 2000 of $714 was comprised primarily of current state and foreign taxes. See Note 3 regarding pro forma income taxes assuming the Company had not been an S Corporation.

3.   Unaudited Pro Forma Information

The unaudited pro forma consolidated statements of income information presents the pro forma effects on the historical consolidated statement of income for the first quarter of fiscal 2000 of $427 for additional compensation to the chairman of the board of directors and to the chief executive officer pursuant to employment agreements that became effective July 1, 1999. Additionally, it presents income taxes of $8,064 for the first quarter of fiscal 2000 to give pro forma effect due to the change in the Company's tax status from a Subchapter S Corporation to a Subchapter C Corporation, representing an overall effective tax rate of 39.2% for the first quarter of fiscal 2000.

4.   Earnings Per Share

For the first quarter of fiscal 2001, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 69,370,189 and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 70,362,240, which includes 992,051 shares representing the dilutive effect of common stock equivalents, principally options to acquire common stock.

For the first quarter of fiscal 2000, for the purpose of calculating earnings per share - basic and earnings per share - diluted, the weighted average number of common shares outstanding was 56,667,000.

5.   Purchase of WWF New York Entertainment Complex

On May 3, 2000, the Company acquired the net assets of the WWF New York entertainment complex from its licensee for $24,500. The Company accounted for this transaction as a purchase. The allocation of the purchase price included approximately $21,100 in fixed assets, $1,500 in current assets and $1,800 in liabilities. Preliminary goodwill arising as a result of this transaction amounted to approximately $3,700 which will be amortized over 10 years.
Included in depreciation and amortization expense in the first quarter of fiscal 2001 was approximately $93 of goodwill amortization.

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)


6.   NBC Agreement

On June 12, 2000, the Company entered into a venture with NBC to own and fund a professional football league, the XFL. Both the Company and NBC own 50% of the league, which owns all eight football teams. In accordance with the terms of the agreement, until such time that NBC converts its non-voting equity into voting equity, the Company will control the operations of the venture. NBC will, however, fund a 50% share of the venture's cash needs from the inception of the agreement. For income tax purposes, both NBC and the Company will allocate the operations equally in accordance with federal tax law.


7.   Property and Equipment

Property and equipment consists of the following as of:

                                                            July 28    April 30
                                                              2000       2000
                                                            -------    --------
                                                          (Unaudited)

Land, buildings and improvements........................    $61,952    $41,960
Equipment...............................................     31,818     25,414
                                                            -------    -------
                                                             93,770     67,374
Less accumulated depreciation and amortization..........     27,100     25,890
                                                            -------    -------
     Total..............................................    $66,670    $41,484
                                                            =======    =======

Depreciation and amortization expense was $1,210 and $659 for the first quarter ended July 28, 2000 and the first quarter ended July 30, 1999, respectively.

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

8.   Segment Information

The Company's operations are currently conducted within three reportable segments, live and televised entertainment, branded merchandise and XFL activities. The live and televised entertainment segment consists of live events, television programming and pay-per-view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos. Included in the branded merchandise segment is the operations of the Company's WWF New York entertainment complex located in New York City. The XFL segment currently consists of costs related to the development and start-up of the Company's professional football league. The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Results of operations and assets from non-U.S. sources are less than 10% of the respective consolidated financial statement amounts. The table presents information about the financial results of each segment for the first quarter ended July 28, 2000 and July 30, 1999 and assets as of July 28, 2000 and April 30, 2000.

                                                  Three Months
                                                      Ended
                                                July 28   July 30
                                                -------   -------
                                                  2000      1999
                                                  ----      ----
Revenues:
    Live and televised entertainment........    $ 75,179   $ 51,341
    Branded merchandise.....................      26,682     24,881
    XFL.....................................          --         --
                                                --------   --------
    Total revenues..........................    $101,861   $ 76,222
                                                ========   ========

Depreciation and Amortization:
    Live and televised entertainment.........   $    362   $    416
    Branded merchandise......................        570         --
    XFL......................................        561         --
    Corporate................................        371        243
                                                --------   --------
    Total depreciation and amortization......   $  1,864   $    659
                                                ========   ========

Operating Income:
    Live and televised entertainment........    $ 29,270   $ 19,715
    Branded merchandise.....................       7,935     10,032
    XFL.....................................      (2,033)        --

    Corporate...............................     (13,137)    (9,199)
                                                --------   --------
    Total operating income..................    $ 22,035   $ 20,548
                                                ========   ========

                                                        As of
                                                  July 28  April 30
                                                  -------  --------
Assets:                                             2000     2000
                                                    ----     ----
    Live and televised entertainment........    $  67,065  $ 72,042
    Branded merchandise.....................       52,002    23,320
    XFL.....................................        4,385        --
    Unallocated.............................      300,237   241,670
                                                ---------  --------
    Total assets............................    $ 423,689  $337,032
                                                =========  ========

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)


9. Commitments and Contingencies

Legal Proceedings

     On May 13, 1991, William R. Eadie, a former professional wrestler who had been one of the Company's performers, filed a lawsuit in state court in Wisconsin against the Company and Mr. McMahon. The case was removed to the United States District Court for the District of Connecticut on August 7, 1991. The suit alleges that the Company breached an oral agreement to compensate Eadie for the use of his ideas in connection with a wrestling tag team called "Demolition" and to employ him for life. Plaintiff is seeking $6,500 in compensatory damages and unspecified punitive damages. The Company has denied any liability and is vigorously contesting this action. In a similar action filed against the Company on April 10, 1992 in the United States District Court for the District of Connecticut, Randy Colley, a former professional wrestler who had been one of the Company's performers, also alleges that the Company breached an oral agreement to compensate him for disclosing his idea for a wrestling tag team called "Demolition." He is seeking unspecified compensatory and punitive damages. The Company has denied any liability and is vigorously defending this action. Colley's claims were consolidated for trial with those of Eadie. The Company believes that both plaintiffs' claims are without merit. On May 20, 1998, a magistrate judge ruled that the plaintiffs' expert on damages could not testify at trial. Thereafter, the plaintiffs engaged a second expert on damages, whose report was filed on August 31, 1999. Given the substance of the second expert's opinion, as well as continuing developments in the law regarding the relevance and reliability of expert opinions, it is not possible to predict whether this second expert's opinion will be admitted into evidence at trial. At a hearing held on July 12, 2000 the Court allowed Plaintiffs to amend their complaint and allowed the Company to file a motion to dismiss. The Company believes that an unfavorable outcome in these actions may have a material adverse effect on its financial condition, results of operations or prospects.

     On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with the Company, filed suit in state court in Missouri against the Company, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The specific allegations against the Company include the failure to use ordinary care to provide proper equipment and personnel for the safety of Owen Hart, the failure to take special precautions when conducting an inherently dangerous activity, endangerment and the failure to warn, vicarious liability for the negligence of the named individual defendants, the failure to properly train and supervise, and the provision of dangerous and unsafe equipment. Plaintiffs seek compensatory and punitive damages in unspecified amounts. On September 1, 1999, the Company filed its answer, affirmative defenses and cross-claims (subsequently withdrawn without prejudice), denying any liability for negligence and other claims asserted against the Company. Subsequently, the manufacturing defendants settled, and the Company has filed third party petitions against them. By order dated August 25, 2000, the court denied the manufacturing defendants' motions to dismiss, or in the alternative, for summary judgment relative to the Company's refiled cross claims. The Company believes that it has meritorious defenses and intends to defend vigorously against the suit. On October 1, 1999, the Company filed a complaint in the United States District Court for the District of Connecticut, principally seeking a declaratory judgment with respect to the enforceability of contractual defenses, forum selection clauses, and other provisions of Owen Hart's contract with the Company. The defendants have filed a motion to dismiss the Company's complaint for want of jurisdiction, which is currently pending

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)


before the court. On February 22, 2000, the Company filed an Emergency Motion for Specific Enforcement of and for Summary Judgment on Forum Selection Clause seeking a legal ruling that any claims belonging to Owen Hart arising out of his relationship with the Company be adjudicated in Connecticut. The Company's motion is currently pending. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

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

     On April 17, 2000 the WWF - World Wide Fund for Nature (the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and the Company. The Fund alleges that the Company's use of the initials "WWF" in various contexts, including uses in the wwf.com and wwfshopzone.com internet domain names and in contents of various of the Company's web sites; its "scratch" logo; and certain oral uses in the contexts of foreign broadcasts of its programming, violate the agreement between the Fund and the Company. The Company believes that it has meritorius defenses and intends to defend the action vigorously. On August 29, 2000, the Company filed its defense and counterclaim. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

     Pursuant to the Company's contract with USA Network, the Company tendered to USA an offer made by Viacom for a strategic alliance agreement, which included certain transmission rights for its programming. USA Network purported to match the offer and simultaneously filed an action in the Delaware Court of Chancery seeking (i) injunctive relief enjoining the contract between Viacom and the Company, and (ii) an award of specific performance requiring the Company to enter into a contract with USA Network. After expedited discovery proceedings and a trial on the merits, the Court ruled in its favor that USA Network had failed to match Viacom's offer. USA has filed an appeal of this ruling to the Delaware Supreme Court. Oral argument was held on August 14, 2000. A decision on the appeal is expected prior to the September 24, 2000 termination date of the existing agreement between the USA Networks and the Company.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

General

  We are an integrated media and entertainment company principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events; the licensing and sale of branded consumer products featuring our highly successful World Wrestling Federation brand; and the development and start-up of a professional football league, the XFL.

  We have continued to experience significant growth in many aspects of our business. We have intensified our focus on the development and marketing of our television and pay-per-view programming and we have increased our presence on the Internet. In the second half of fiscal 2000, we established a dedicated New Media sales force. In September 1999, we added two hours of broadcast programming and in May 2000, we acquired the WWF New York entertainment complex located in New York City.

  These new business initiatives, combined with our growing audience appeal, have led to consistently high television ratings and pay-per-view buys, which have heightened demand for our product offerings, including licensed products and other branded merchandise.

  Our operations have been organized around three principal activities:

  . The creation, marketing and distribution of our live and televised entertainment and pay-per-view programming. Revenues are derived principally from ticket sales to our live events, purchases of our pay-per-view programs, the sale of television advertising time and the receipt of television rights fees.

  . The marketing and promotion of our branded merchandise. Revenues are generated from royalties from the sale by third-party licensees of merchandise, the direct sale by us, including from our internet operations, of merchandise, magazines and home videos, and from our operations at WWF New York entertainment complex.

  . The Company's professional football league, the XFL, which currently consists of costs related to its development and start-up.


Recent Developments

On March 1, 2000, we provided notice of cancellation of our contract with USA Network with respect to four hours of our programming effective September 2000. Our agreement with USA Network with respect to our remaining hour of programming expires in September 2000. We anticipate that, effective September 2000, our programming will air on cable networks owned by Viacom. Four hours of programming, Raw is War, Livewire and Superstars will air on TNN and the remaining hour, Sunday Night Heat, will air on MTV. The effectiveness of the Viacom alliance is conditioned upon our prevailing in USA's appeal of a decision favorable to us in litigation brought by USA as discussed in Note 9 of Notes to Consolidated Financial Statements. Oral argument was held on August 14, 2000. A decision on the appeal is expected prior to the September 24, 2000 termination date of the existing agreement between the USA Networks and us.


Our SmackDown! program, is currently the number one program on the UPN network, and the contract with UPN for it has been extended for a period of 3 years through September 2003. In August 2000, it was reported that News Corp.'s FOX network agreed to acquire Chris-Craft Industries and its affiliates, who own 10 television stations in major markets throughout the United States, subject to Federal Communications Committee approval. These 10 television stations, together with certain television stations owned by Viacom, form the UPN network. While we believe that this development will not cause any significant interruption in the airing of SmackDown!, there can be no assurance that the program will not suffer any interruption in its airing.

Results of Operations

First Quarter Ended July 28, 2000 Compared to First Quarter Ended July 30, 1999

Net Revenues. Net revenues were $101.9 million in first quarter of fiscal 2001 as compared to $76.2 million in the first quarter of fiscal 2000, an increase of $25.7 million, or 34%. Of this increase, $23.9 million was from our live and televised entertainment activities, and $1.8 million was from our branded merchandise activities.

  Live and Televised Entertainment. Net revenues were $75.2 million in the first quarter of fiscal 2001 as compared to $51.3 million in the first quarter of fiscal 2000, an increase of $23.9 million, or 47%. Revenues from the sale of advertising time and sponsorships increased by $10.7 million in the first quarter of fiscal 2001 as a result of the additional inventory associated with our SmackDown! program on UPN coupled with a higher rate per spot for advertising time on our USA programs. Pay-per-view revenues increased $9.4 million in the first quarter of fiscal 2001, which resulted from an increase of
0.5 million in pay-per-view buys to approximately 1.8 million in the first quarter of fiscal 2001 from approximately 1.3 million in the first quarter of fiscal 2000. This increase in buys resulted primarily from changes in estimates of prior year buys. In the first quarter of fiscal 2001, we received payments for an additional 0.5 million prior year pay-per-view buys compared to 0.1 prior year pay-per-view buys recorded in the first quarter of fiscal 2000. Revenues from live events increased by $2.6 million. Of the $2.6 million increase, revenues from ticket prices increased by $3.3 million while revenues from attendance decreased by $0.7 million as we held two fewer events in the first quarter of fiscal 2001. Revenues from our television rights fees increased by $1.2 million, which resulted from our recent international television agreements with BSkyB and Channel 4 in the UK, Premiere World in Germany and various other new international television agreements.

  Branded Merchandise. Net revenues were $26.7 million in the first quarter of fiscal 2001 as compared to $24.9 million in the first quarter of fiscal 2000, an increase of $1.8 million, or 7%. Of the $1.8 million increase, $3.3 million was from the WWF New York, $1.2 million was from New Media, and $0.9 million was from licensing partially offset by declines in home video of $3.2 million and publishing of $0.7 million. In May 2000 we purchased the WWF New York entertainment complex in New York City which generated revenues of $3.3 million. The increase in New Media revenues reflects the increased traffic on our Internet Web sites and the addition in the second half of fiscal 2000 of a dedicated advertising sales force. Licensing revenues increased by $0.9 million due to the popularity of our software and video games. Home video revenues decreased by $3.2 million due to the timing of the release of new titles. While we had anticipated that eight titles would be released in the current quarter, as in the year ago quarter, in fact only four titles were released. It is anticipated that these four titles will be released during the balance of fiscal 2001. Publishing revenues decreased by $0.7 million due primarily to reduced circulation.

  Cost of Revenues. Cost of revenues was $55.1 million in the first quarter of fiscal 2001 as compared to $41.0 million in the first quarter of fiscal 2000, an increase of $14.1 million, or 34%. Of this increase, $13.8 million was from our live and televised entertainment activities, and $0.3 million was from our branded merchandise activities. Gross profit as a percentage of net revenues was 46% in both the first quarter of fiscal 2001 and fiscal 2000.

  Live and Televised Entertainment.   The cost of revenues to create and
distribute our live and televised entertainment was $42.3 million in the first quarter of fiscal 2001 as compared to $28.5 million in the first quarter of fiscal 2000, an increase of $13.8 million, or 48%. Of the $13.8 million increase, $5.0 million related to increased minimum guarantees due substantially to our new contract with UPN. Of the remaining $8.8 million, $3.6 million was due to an increase in television production costs, due in part to our new UPN program, SmackDown! Additionally, $1.9 million was due to an increase in fees paid to our performers and $0.8 million was due to an increase in arena rental charge, both of which related to our increased revenues. Gross profit as a percentage of net revenues was 44% in both the first quarter of fiscal 2001 and fiscal 2000.

Branded Merchandise. The cost of revenues to market and promote our branded merchandise was $12.8 million in the first quarter of fiscal 2001 as compared to $12.5 million in the first quarter of fiscal 2000, an increase of $ 0.3 million, or 2%. The increase in cost of revenues was due primarily to the cost of revenues associated with WWF New York of $1.0 million and an increase of $0.8 million related to merchandise, which were partially offset by a decrease of $1.6 million in home video cost of revenues. In May 2000 we purchased the WWF New York entertainment complex in New York City. Cost of revenues related to its first quarter of operations was $1.0 million. The increase of $0.8 million in merchandise cost of revenues was due primarily to increased talent royalties. The home video decrease in cost of revenues was due to a reduction in sales due to the timing of the release of new titles. Gross profit as a percentage of net revenues was 52% in the first quarter of fiscal 2001 and was 50% in the first quarter of fiscal 2000.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses were $21.4 million in the first quarter of fiscal 2001 as compared to $14.0 million in the first quarter of fiscal 2000, an increase of $7.4 million, or 53%. Of this increase, $3.1 million was due to an increase in staff related expenses. The number of full-time personnel as of July 28, 2000 was 388 as compared to 323 full time personnel as of July 30, 1999, an increase of 65 employees. The increase in personnel was related to the expansion of our business. In addition, the chairman and the chief executive officer were paid in accordance with the terms of their employment contracts, which became effective July 1, 1999. Of the remaining $4.3 million increase, $2.1 million was due to the overhead associated with the WWF New York entertainment complex located in New York City which we purchased in May 2000, and $1.1 million related to increased advertising and promotion costs. Selling, general and administrative expenses as a percentage of net revenues was 21% in the first quarter of fiscal 2001 as compared to 18% in the first quarter of fiscal 2000.

  XFL Start-up Costs. XFL start-up costs were $1.5 million in the first quarter of fiscal 2001. These costs were related to the development and start-up of our professional football league. As of August 25, 2000, we had 67 full-time XFL employees. To support the XFL, we anticipate hiring approximately 250 employees over the next two to three months. These new employees include individual team general managers, head coaches, coaching staffs and other football personnel in addition to league and team administrative staff. Additionally, we will sign over 400 football players to contracts after the annual player draft and subsequent tryout camps in the fall of 2000.

  Depreciation and Amortization.   Depreciation and amortization expense was
$1.9 million in the first quarter of fiscal 2001 as compared to $0.7 million in the first quarter of fiscal 2000. The increase of $1.2 million reflects $0.6 million associated with stock purchased by NBC, $0.5 million from increased spending on capital projects and amortization of $0.1 million of goodwill related to WWF New York.

  Interest Expense.   Interest expense was $0.3 million in the first quarter of
fiscal 2001 as compared to $0.4 million in the first quarter of fiscal 2000. The decrease of $0.1 million was due to lower debt balances in fiscal 2001. On June 30, 1999, we issued a $32 million note payable to our former sole stockholder. This note was paid in full as of April 30, 2000.

  Interest and Other Income, Net.   Interest and other income, net was $2.6
million in the first quarter of fiscal 2001 as compared to $0.9 million in the first quarter of fiscal 2000. The increase of $1.7 million was primarily due to increased interest income resulting from significantly higher cash and short term investment balances in fiscal 2001.

  Minority Interest.   Minority interest was $0.7, which reflects NBC's interest
in the XFL.

  Provision for Income Taxes.   Concurrent with our initial public offering, our
tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal, state and foreign income taxes. For the quarter ended July 28, 2000, we were taxed on our income at an effective rate of 40.5%. As a Subchapter S Corporation, we had to provide only for some state and foreign income taxes, as our stockholder was responsible for the payment of federal and certain other state income taxes. As a consequence to this change in tax status, our provision for income taxes substantially increased to $9.8 million in the first quarter of fiscal 2001 as compared to $0.7 million in the first quarter of fiscal 2000. On a pro forma basis, as a Subchapter C Corporation, federal, state, and foreign income taxes would have been $8.1 million for the quarter ended fiscal 2000.

Liquidity and Capital Resources

  During the first quarter of fiscal 2001, our cash and short-term investment balance was favorably impacted by the sale of our newly issued shares of Class A common stock to each of NBC and Viacom. In June 2000, we sold 2.3 million newly issued shares of our Class A common stock to NBC for $30.0 million and in July 2000, we sold 2.3 million newly issued shares of our Class A common stock to Viacom for $30.0 million. We generated $17.7 million from operations in the first quarter of fiscal 2001. On May 3, 2000, we purchased the WWF New York entertainment complex for $24.5 million from our licensee. Capital expenditures for the first quarter of fiscal 2001, including those related to WWF New York, were $5.3 million.

  Cash flows from operating activities for the first quarter ended fiscal 2001 and first quarter ended fiscal 2000 were $17.7 million and $17.6 million, respectively. Working capital, consisting of current assets less current liabilities was $269.5 million as of July 28, 2000 and $219.8 million as of April 30, 2000.

  Cash flows used in investing activities for the first quarter of fiscal 2001 and the first quarter of fiscal 2000 were $113.1 million and $1.7 million, respectively. As of July 28, 2000 we had approximately $190.6 million invested in short term corporate and government obligations. The purchase of property and equipment of $5.0 million in the first quarter of fiscal 2001 was related to the purchase of equipment for our television and post-production facility, and the re-layout of our corporate headquarters in Stamford, Connecticut in order to accommodate our increase in personnel, including those hired for the XFL. Capital expenditures for fiscal 2001, excluding the XFL and WWF New York, are estimated to be approximately $40.0 million, which includes the renovation of our television facility and the expansion of our New Media business. On May 3, 2000, we purchased the WWF New York entertainment complex in Times Square from our licensee for approximately $24.5 million. We expect to make $2.0 million to $3.0 million in capital expenditures in fiscal 2001 relating to this facility.

  Cash flows provided by financing activities for the first quarter of fiscal 2001 were $62.2 million and cash flows used in financing activities for the first quarter of fiscal 2000 were $27.3 million. On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of our Class A common stock at $13 per share for a total investment of $30.0 million. As a result of this stock purchase, we recorded a non-cash charge of $10.7 million, which will be amortized over thirty months commencing in the first quarter of fiscal 2001. On July 28, 2000, Viacom purchased approximately 2.3 million shares of our Class A common stock at $13 per share for a total investment of $30.0 million. Depending on certain future events beyond our control, we could, in certain circumstances, be required to repurchase this stock at the issued price in accordance with the terms of a registration rights agreement with Viacom. During the first quarter of fiscal 2001 we made a cash capital contribution of $2.5 million and NBC made a cash capital contribution of $2.5 million as an initial contribution to the XFL. Both we and NBC will periodically advance required funds to the operations of the XFL on a 50/50 basis. In fiscal 2001, we expect to invest $15.0 million to $20.0 million for our share of the XFL's start up costs, its first season of operations and its capital expenditures. Based on current assumptions we expect the full capitalization to be approximately $100.0 million through December 31, 2002. In accordance with the terms of our agreement with NBC, until such time that NBC converts its non-voting equity into voting equity, we will control and manage the operations of the venture. In the first quarter of fiscal 2000, we made Subchapter S Corporation distributions to Mr. McMahon of $27.1 million.

   In April 2000, we agreed to enter into a strategic alliance with Viacom. The effectiveness of the Viacom alliance is conditioned upon our prevailing in USA's appeal of a decision favorable to us in litigation brought by USA as discussed in Note 9 of Notes to Consolidated Financial Statements.

   On December 22, 1997, we entered into a $10.0 million revolving credit agreement with IBJ Schroder Business Credit Corporation that expires on December 21, 2000. We intend to seek modifications to our credit agreement to increase the amounts available to borrow on more favorable terms and conditions and extend the length of the term. We can give no assurance that we will be able to negotiate acceptable modifications to the revolving credit agreement. Interest on outstanding amounts are calculated at the alternate base rate plus 0.5%, or at the Eurodollar rate plus 2.5%, based upon the availability of qualifying receivables which collateralize the loan. In addition to qualifying receivables, this revolving credit agreement is collateralized by our general intangible property, excluding intellectual property. As of August 25, 2000, no amounts were outstanding under the revolving portion of this credit agreement.

   We have entered into various contracts under the terms of which we are required to make guaranteed payments, including:

 . Performance contracts with all of our performers, some of which provide for future minimum guaranteed payments.

 . Television distribution agreements with the USA Network, UPN and the proposed television distribution agreement with Viacom that provide for the payment of the greater of a fixed percentage of the revenues from the sale of television advertising time or an annual minimum payment. The agreement with USA Network covers five hours of our programming and expires in September 2000 at which point we anticipate that our programming will be broadcast on cable networks owned by Viacom. Our agreement with Viacom will expire in September 2005. Our agreement with the UPN covers two hours of programming every week and expires in September 2003. The effectiveness of the Viacom alliance is conditioned upon our prevailing in USA's appeal of a decision favorable to us in litigation brought by USA as discussed in Note 9 of Notes to Consolidated Financial Statements.

 .  Various operating leases related to our sales offices and warehouse space.

 . Employment contract with Vincent K. McMahon, which is for a seven year term and employment contract with Linda E. McMahon which is for a four year term.

 . Employment contracts with some of our employees, the terms of which are generally for a period of two to three years.

   For the next three fiscal years, our aggregate minimum payment obligations under these contracts, including the expected commitment with Viacom and the recent extension of our UPN agreement through September 2003, is $49.6 million, $41.8 million, and $37.6 million for fiscal 2001, 2002 and 2003, respectively. We anticipate that all of these obligations will be satisfied out of cash flows from operating activities.

  We believe that cash generated from operations, together with amounts available under the revolving credit agreement, our proceeds from the sale of approximately 2.3 million newly issued shares of our Class A common stock to NBC and to Viacom and from existing cash and short-term investments, will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures, strategic investments, including our share of the funding for the XFL and the potential repurchase of the 2.3 million shares of our Class A common stock purchased from Viacom. However, during such period or thereafter, depending on the size and number of the projects and investments related to our growth strategy, we may require the issuance of debt and/or additional equity securities.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report on Form 10-Q, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events,
(ii) our failure to retain or continue to recruit key performers (iii) the loss of the creative services of Vincent McMahon; (iv) our failure to maintain or renew key agreements (v) we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence,
(vi) we may not be able to protect our intellectual property rights; (vii) a decline in the general economic conditions or in the popularity of our brand of sports entertainment; (viii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries, (ix) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably, (xi) the failure of our new complementary businesses, including our professional football league, the XFL, and our entertainment complex, WWF New York and other new or complementary businesses into which we may expand in the future could adversely affect our existing businesses, (xii) our controlling stockholder can exercise significant influence over our affairs, and his interests could conflict with the holders of our Class A common stock, and (xiii) a substantial number of shares will be eligible for future sale by the controlling stockholder, and the sale of those shares could lower our stock price. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and undue reliance should not be placed on these statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     No information with respect to market risk has been included as it has not been material to our financial condition or results of operations.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Certain information concerning legal proceedings is contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

Item 2. Changes in Securities and Use of Proceeds

    On June 12, 2000, we sold to a subsidiary of NBC 2.3 million newly issued shares of our Class A common stock for an aggregate of $30.0 million, and on July 28, 2000, we sold the same number of shares to Viacom for the same purchase price. Both were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

11.1 Computation of Net Income Per Common Share

27.  Financial Data Schedule

(b) Reports on Form 8-K

On May 15, 2000 the Company filed a Report on Form 8-K dated May 4, 2000 under
Item 5 Other Events.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  World Wrestling Federation Entertainment, Inc. (Registrant)



Dated: September 11, 2000         By:/s/ August J. Liguori
                                     ---------------------
                                  August J. Liguori
                                  Executive Vice President,
                                  Chief Financial Officer and Treasurer