Form 10-Q
period 2000-10-27
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 2000-12-11
CIK 1091907

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 27, 2000

                                      or

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

Yes    X       No_____
    -------

At December 1, 2000, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 16,194,134 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 56,667,000.

                World Wrestling Federation Entertainment, Inc.
                               Table of Contents

                                                                                                       Page #
Part I - Financial Information

    Item 1. Financial Statements
         Consolidated Balance Sheets as of October 27, 2000 (Unaudited) and April 30, 2000                2

         Consolidated Statements of Income for the three and six months ended October 27, 2000
         (Unaudited) and October 29, 1999 (Unaudited)                                                     3

         Consolidated Statement of Changes in Stockholders' Equity for the
              six months ended October 27, 2000 (Unaudited)                                               4

         Consolidated Statements of Cash Flows for the six months ended
              October 27, 2000 (Unaudited) and October 29, 1999 (Unaudited)                               5

         Notes to Consolidated Financial Statements (Unaudited)                                           6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         12

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                                    20

Part II - Other Information

    Item 1. Legal Proceedings                                                                             20

    Item 4. Submission of Matters to a Vote of Security Holders                                           20

    Item 6. Exhibits and Reports on Form 8-K                                                              21

    Signature                                                                                             22

                World Wrestling Federation Entertainment, Inc.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                               As of               As of
                                                                                            October 27,          April 30,
                                                                                               2000                2000
                                                                                          -------------        ------------
                 ASSETS                                                                     (Unaudited)

    CURRENT ASSETS:

         Cash and cash equivalents                                                        $      66,324        $    101,779
         Short-term investments                                                                 185,467             107,213
         Accounts receivable (less allowance for doubtful accounts of
               $768 at October 27, 2000 and $1,033 at April 30, 2000)                            56,188              60,424
         Inventory, net                                                                           5,683               2,752
         Prepaid expenses and other current assets                                               11,051               6,084
         Assets held for sale                                                                     9,586               9,600
                                                                                          -------------        ------------
              Total current assets                                                              334,299             287,852

    PROPERTY AND EQUIPMENT, NET                                                                  73,404              41,484
    OTHER ASSETS                                                                                 23,319               7,696

                                                                                          -------------        ------------
    TOTAL ASSETS                                                                          $     431,022        $    337,032
                                                                                          =============        ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
         Current portion of long-term debt                                                          701               1,017
         Accounts payable                                                                        14,843              17,690
         Accrued expenses and other current liabilities                                          37,853              37,168
         Deferred income                                                                          9,687              12,220
                                                                                          -------------        ------------
              Total current liabilities                                                          63,084              68,095


    LONG-TERM DEBT                                                                               10,142              10,400


    MINORITY INTEREST                                                                             2,767                   -


    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY:
         Class A common stock:  ($.01 par value; 180,000,000 shares authorized; 16,194,134 shares issued at October 27, 2000 and
         11,500,000 shares issued at April 30, 2000)                                                162                 115
         Class B common stock:  ($.01 par value; 60,000,000 shares
          authorized; 56,667,000 shares issued at October 27, 2000 and
         at April 30, 2000)                                                                         567                 567
         Additional paid in capital                                                             294,136             222,535
         Accumulated other comprehensive income                                                     237                 105
         Retained earnings                                                                       59,927              35,215
                                                                                          -------------        ------------
              Total stockholders' equity                                                        355,029             258,537
                                                                                          -------------        ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $     431,022        $    337,032
                                                                                          =============        ============

                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                                                             Three Months Ended              Six Months Ended
                                                                           October 27,  Ocober 29,      October 27,    Ocober 29,
                                                                             2000         1999            2000           1999
                                                                         -------------  ----------      -----------  ------------
Net revenues                                                             $   111,880    $ 88,267        $  213,741   $   164,490

Cost of revenues (excluding $6,020 of Performer stock option charges
     for the three and six months ended October 29, 1999)                     61,596      52,128           116,665        93,173
Performer stock options                                                         --         6,020              --           6,020
Selling, general and administrative expenses (Note 9)                         32,211      14,680            53,632        28,649
XFL start-up costs                                                             6,523        --               7,995          --
Depreciation and amortization                                                  2,331         479             4,195         1,138
                                                                         -------------  ----------      -----------  ------------

Operating Income                                                               9,219      14,960            31,254        35,510

Interest expense                                                                 209         662               469         1,071
Interest income and other income                                               3,578         852             6,173         1,703
                                                                         -------------  ----------      -----------  ------------

Income before income taxes and minority interest                              12,588      15,150            36,958        36,142
Provision for income taxes                                                     6,557       7,302            16,424         8,016
                                                                         -------------  ----------      -----------  ------------
Income before minority interest                                                6,031       7,848            20,534        28,126

Minority interest                                                              3,442        --               4,178          --
                                                                         -------------  ----------      -----------  ------------

Net income                                                               $     9,473    $  7,848        $   24,712   $    28,126
                                                                         =============  ==========      ===========  ============
Earnings per share - basic                                               $      0.13    $   0.14        $     0.35   $      0.49
                                                                         =============  ==========      ===========  ============
Earnings per share - diluted                                             $      0.13    $   0.14        $     0.34   $      0.49
                                                                         =============  ==========      ===========  ============

UNAUDITED PRO FORMA INFORMATION (Note 3):
      Historical income before income taxes and minority interest                       $ 15,150                     $    36,142
      Pro forma adjustment other than income taxes                                          --                               427
                                                                                        ----------                  -------------
      Pro forma income before income taxes and minority interest                          15,150                          35,715
      Pro forma provision for income taxes                                                 8,299                          16,360
                                                                                        ----------                  -------------
      Pro forma net income                                                                 6,851                          19,355
                                                                                        ==========                  =============

      Pro forma earnings per share - basic                                              $   0.12                     $      0.34
                                                                                        ==========                  =============

      Pro forma earnings per share - diluted                                            $   0.12                     $       0.34
                                                                                        ==========                  =============







                See Notes to Consolidated Financial Statements

               World Wrestling Federation Entertainment, Inc.
          Consolidated Statement of Changes in Stockholders' Equity
                           (dollars in thousands)



                                                                                   Accumulated
                                                                     Additional       Other
                                                         Common         Paid-in    Comprehensive     Retained
                                                         Stock          Capital    Income(Loss)      Earnings      Total
                                                       ---------     ----------    ------------      ---------    ---------
Balance, May 1, 2000                                   $     682     $  222,535    $        105      $  35,215    $ 258,537
                                                       ---------     ----------    ------------      ---------    ---------
Comprehensive income:
     Translation adjustment (Unaudited)                       --             --             (56)            --          (56)
     Unrealized holding gain, net of tax (Unaudited)          --             --             188             --          188
     Net income (Unaudited)                                   --             --              --         24,712       24,712
                                                       ---------     ----------    ------------      ---------    ---------
Total comprehensive income (Unaudited)                        --             --             132         24,712       24,844
                                                       ---------     ----------    ------------      ---------    ---------

Issuance of common stock (Note 1) (Unaudited)                 46         59,954              --             --       60,000
Exercise of stock options (Unaudited)                          1            831              --             --          832
Tax benefit from stock options (Unaudited)                    --            143              --             --          143
Non-cash stock issuance charge (Note 1) (Unaudited)           --         10,673              --             --       10,673


                                                       ---------     ----------    ------------      ---------    ---------
Balance, October 27, 2000 (Unaudited)                  $     729     $  294,136    $        237      $  59,927    $ 355,029
                                                       =========     ==========    ============      =========    =========

                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (Unaudited)


                                                                                                          Six Months Ended
                                                                                               October 27,              October 29,
                                                                                                  2000                     1999
                                                                                               -----------              -----------
OPERATING ACTIVITIES:
Net income                                                                                     $    24,712              $    28,126
 Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                                                                   4,195                    1,138
     Provision for doubtful accounts                                                                  (219)                      30
     Performer stock options                                                                             -                    6,020
     Deferred income taxes                                                                               -                   (2,466)
     Minority interest                                                                              (4,178)                       -
     Changes in assets and liabilities (net of effects of acquisition of WWF New York):
          Accounts receivable                                                                        4,631                   (4,346)
          Inventory                                                                                 (2,447)                      29
          Prepaid expenses and other current assets                                                 (7,153)                  (2,059)
          Accounts payable                                                                          (3,873)                  (2,216)
          Accrued expenses and other current liabilities                                               127                    9,795
          Deferred income                                                                           (2,756)                     512
                                                                                               -----------              -----------
               Net cash provided by operating activities                                            13,039                   34,563
                                                                                               -----------              -----------

INVESTING ACTIVITIES:
Purchase of property and equipment                                                                 (10,593)                  (4,988)
Purchase of property and equipment-XFL                                                              (2,647)                       -
Purchase of short-term investments                                                                 (77,877)                       -
Purchase of WWF New York                                                                           (24,500)                       -
                                                                                               -----------              -----------
               Net cash used in investing activities                                              (115,617)                  (4,988)
                                                                                               -----------              -----------

FINANCING ACTIVITIES:
Repayments of long-term debt                                                                          (575)                    (631)
Net proceeds from initial public offering                                                                -                  181,815
Stock issuance costs                                                                                  (506)                  (2,318)
Proceeds from issuance of Class A common stock                                                      60,000                        -
Net proceeds from exercise of stock options                                                          1,339                        -
Amounts payable to stockholder                                                                           -                     (800)
NBC capital contribution to XFL                                                                      6,865                        -
S Corporation distributions                                                                              -                  (27,064)
                                                                                               -----------              -----------
               Net cash provided by financing activities                                            67,123                  151,002
                                                                                               -----------              -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (35,455)                 180,577
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     101,779                   45,727
                                                                                               -----------              -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $    66,324              $   226,304
                                                                                               ===========              ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for income taxes                                              $    25,098              $     3,916
     Cash paid during the period for interest                                                          468                      535

SUPPLEMENTAL NONCASH INFORMATION:
     Issuance of note payable to stockholder                                                   $         -              $    32,000
     Due to stockholder                                                                                  -                    4,000

                See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

1.   Basis of Presentation and Business Description

The accompanying consolidated financial statements include the accounts of World Wrestling Federation Entertainment, Inc., TSI Realty Company, WWF Hotel & Casino Ventures, LLC, World Wrestling Federation Entertainment Canada, Inc., Stephanie Music Publishing, Inc., WWFE Sports, Inc., Event Services, Inc., WWF New York Inc. and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company"). WWFE Sports, Inc. owns 50% and currently has operating control of XFL, LLC, which is a new venture with NBC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

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

On June 12, 2000, National Broadcasting Company ("NBC") purchased approximately
2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. As a result of the stock purchase, the Company recorded a non-cash charge of $10,673 that will be amortized over 30 months. Included in depreciation and amortization expense related to this non-cash charge for the three and six months ended October 27, 2000 was $1,044 and $1,605, respectively.

On July 28, 2000 Viacom Inc. ("Viacom") purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000.

2.   Income Taxes

Concurrent with the Company's initial public offering on October 19, 1999, its tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. The Company is directly responsible for all federal, state and foreign income taxes. As a result of the change in its tax status, the Company's effective tax rate, which otherwise would have been approximately 38%, was approximately 52.1% and 44.4% for the three and six months ended October 27, 2000, respectively. The Company's effective tax rate was negatively impacted by the amortization of non-cash stock charges which are non-deductible for income tax purposes. In addition, the Company's effective tax rate was negatively impacted by the fact that the Company does not record a tax benefit for NBC's portion of the XFL's losses (see Note 6).

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

For the fiscal year ended April 30, 2000, the Company was taxed on income allocated to the Subchapter C Corporation based upon the number of days during the fiscal year that it was a Subchapter C Corporation. Consequently, the Company recorded an income tax provision of $8,016 for the six months ended October 29, 1999, which represented an effective rate of 22.2%. The income tax provision of $7,302 as a percentage of pre-tax earnings generated during the three months ended October 29, 1999 exceeded 22.2%, as the Company was required to cumulatively adjust for the impact of the conversion from Subchapter S Corporation status to Subchapter C Corporation status.

3.   Unaudited Pro Forma Information

The unaudited pro forma consolidated statements of income information presents the pro forma effects on the historical consolidated statement of income for the six months ended October 29, 1999 of $427 for additional compensation to the chairman of the board of directors and to the chief executive officer pursuant to employment agreements that became effective July 1, 1999. Additionally, it presents income taxes of $8,299 for the three months ended October 29, 1999 and $16,360 for the six months ended October 29, 1999 to give pro forma effect due to the change in the Company's tax status from a Subchapter S Corporation to a Subchapter C Corporation.

4.   Earnings Per Share

For the three months ended October 27, 2000, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 72,851,107 and for the purpose of calculating earnings per share-diluted, the weighted average number of common shares outstanding was 73,105,823, which includes 254,716 shares representing the dilutive effect of outstanding stock options.

For the six months ended October 27, 2000, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 71,129,708 and for the purpose of calculating earnings per share-diluted, the weighted average number of common shares outstanding was 71,767,516, which includes 637,808 shares representing the dilutive effect of common stock equivalents, principally options to acquire common stock.

For the three months ended October 29, 1999, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 58,040,626 and for the purpose of calculating earnings per share-diluted, the weighted average number of common shares outstanding was 58,062,105, which includes 21,479 shares representing the dilutive effect of outstanding stock options.

For the six months ended October 29, 1999, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 57,353,813 and for the purpose of calculating earnings per share-diluted, the weighted average number of common shares outstanding was 57,359,332 which includes 5,519 shares representing the dilutive effect of outstanding stock options.

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

5.   Purchase of WWF New York Entertainment Complex

On May 3, 2000, the Company acquired the net assets of the WWF New York entertainment complex from its licensee for $24,500. The Company accounted for this transaction as a purchase. The allocation of the purchase price included approximately $21,100 in fixed assets, $1,500 in current assets and $1,800 in liabilities. Preliminary goodwill arising as a result of this transaction amounted to approximately $3,700 which will be amortized over 10 years. Included in depreciation and amortization expense for the three and six months ended October 27, 2000 was $93 and $186, respectively, of goodwill amortization.

6.   NBC Agreement

On June 12, 2000, the Company entered into a venture with NBC to own and fund a professional football league, the XFL. Both the Company and NBC own 50% of the league, which owns all eight football teams. In accordance with the terms of the agreement, until NBC converts its non-voting equity into voting equity, the Company will control the operations of the venture. NBC will, however, fund a 50% share of the venture's cash needs from the inception of the agreement. For income tax purposes, both NBC and the Company will allocate the operations equally in accordance with federal tax law.

7.   Property and Equipment

Property and equipment consists of the following as of:

                                                        October 27,   April 30,
                                                           2000         2000
                                                           ----         ----
                                                        (Unaudited)

Land, buildings and improvements                           $65,464     $41,960
Equipment                                                   36,223      25,414
                                                           -------     -------
                                                           101,687      67,374
Less accumulated depreciation and amortization              28,283      25,890
                                                           -------     -------
          Total                                            $73,404     $41,484
                                                           =======     =======


Depreciation and amortization expense for property and equipment was $1,194 and $479 for the three months ended October 27, 2000 and October 29, 1999, respectively, and $2,404 and $1,138 for the six months ended October 27, 2000 and October 29, 1999, respectively.

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

8.   Segment Information

The Company's operations are currently conducted within three reportable segments, live and televised entertainment, branded merchandise and XFL activities. The live and televised entertainment segment consists of live events, television programming and pay-per-view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos. Included in the branded merchandise segment is the operations of the Company's WWF New York entertainment complex located in New York City. The XFL segment currently consists of costs related to the development and start-up of the Company's professional football league. The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Results of operations and assets from non-U.S. sources are less than 10% of the respective consolidated financial statement amounts. Unallocated assets include primarily cash and cash equivalents and short-term investments. The table presents information about the financial results of each segment for the three and six months ended October 27, 2000 and October 29, 1999 and assets as of October 27, 2000 and April 30, 2000.

                                                   Three Months                    Six Months
                                                      Ended                           Ended
                                             October 27,    October 29,     October 27,  October 29,
                                                 2000          1999           2000          1999
                                                 ----          ----           ----          ----
Revenues:
     Live and televised entertainment          $   81,694    $   60,888     $  156,873    $ 112,229
     Branded merchandise                           30,186        27,379         56,868       52,261
     XFL                                               --            --             --           --
                                               ----------    ----------     ----------    ---------
     Total revenues                            $  111,880    $   88,267     $  213,741    $ 164,490
                                               ==========    ==========     ==========    =========

Depreciation and Amortization:
     Live and televised entertainment          $      364    $      310     $      727    $     725
     Branded merchandise                              573            --          1,142           --
     XFL                                            1,044            --          1,605           --
     Corporate                                        350           169            721          413
                                               ----------    ----------     ----------    ---------
     Total depreciation and amortization       $    2,331    $      479     $    4,195    $   1,138
                                               ==========    ==========     ==========    =========

Operating Income:
     Live and televised entertainment          $   32,510    $   20,617     $   61,780    $ 40, 331
     Branded merchandise                            7,380        11,401         15,315       21,435
     XFL                                           (7,567)           --         (9,600)          --
     Corporate*                                   (23,104)      (17,058)       (36,241)     (26,256)
                                               -----------   -----------    -----------   ---------
     Total operating income                    $    9,219    $   14,960     $   31,254    $  35,510
                                               ===========   ===========    ===========   =========

*Included in corporate is a $7,000 charge related to the settlement of an outstanding lawsuit for the three and six months ended October 27, 2000 and a $6,020, non-cash charge related to the granting of stock options to certain performers in the three and six months ended October 29, 1999.

                                                        As of
                                              October 27,   April 30,
Assets:                                          2000         2000
                                                 ----         ----
     Live and televised entertainment          $  68,514   $  72,042
     Branded merchandise                          55,901      23,320
     XFL                                          15,997          --
     Unallocated                                 290,610     241,670
                                               ---------   ---------
     Total assets                              $ 431,022   $ 337,032
                                               =========   =========

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

     On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with the Company, filed suit in state court in Missouri against the Company, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The parties have agreed in principle to a settlement agreement that would dismiss all claims against the Company and the McMahons and allow the Company the right to pursue contribution and indemnity from the companies which manufactured and sold the equipment involved in the accident. As a result of the settlement, the Company recorded a charge of $7,000 which was included in selling, general and administrative expenses for the three and six months ended October 27, 2000. The parties are awaiting final approval of the settlement by the Canadian court on behalf of the minor children who are plaintiffs.

     On September 20, 1999, the Company was formally served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with the Company, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass's complaint sought $20,000 in compensatory damages and $100,000 in punitive damages. On or about November 9, 1999, the Company received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On January 27, 2000, the EEOC closed its file on her claim. The Company filed a Motion to Dismiss the complaint on or about January 10, 2000. Plaintiff filed an amended complaint on February 28, 2000 withdrawing her stated demand of $100,000 in punitive damages as well as her claims of civil assault and intentional infliction of emotional distress. The amended complaint now seeks

                World Wrestling Federation Entertainment, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)
                                  (Unaudited

relief under Title VII for Sexual Harassment, Title 42 (S)1981 (a) for gender bias, and for violations of the New York Human Rights law. The Company has filed a Motion to Dismiss, Motion to Strike and Motion for a More Definite Statement to the Amended Complaint. The Company believes that the claims are without merit and intends to vigorously defend against this action. Based on the Company's preliminary review of the allegations and the underlying facts, as the Company understands them, the Company does not believe that an unfavorable outcome in this action will have a material adverse effect on its financial condition, results of operations or prospects.

     On April 17, 2000, the WWF - World Wide Fund for Nature (the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and the Company. The Fund alleges that the Company's use of the initials "WWF" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in contents of various of the Company's web sites; (ii) the Company's "scratch" logo; and (iii) certain oral uses in the contexts of foreign broadcasts of its programming, violate the agreement between the Fund and the Company. The Company believes that it has meritorious defenses and intends to defend the action vigorously. On August 29, 2000, the Company filed its defense and counterclaim. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

     Pursuant to the Company's contract with USA Network, the Company tendered to USA an offer made by Viacom for a strategic alliance agreement, which included certain transmission rights for its programming. USA Network purported to match the offer and simultaneously filed an action in the Delaware Court of Chancery seeking (i) injunctive relief enjoining the contract between Viacom and the Company, and (ii) an award of specific performance requiring the Company to enter into a contract with USA Network. After expedited discovery proceedings and a trial on the merits, the Court ruled in the Company's favor that USA Network had failed to match Viacom's offer, which ruling was affirmed by the Delaware Supreme Court on October 4, 2000, thus allowing the move of such programming to Viacom.

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

Recent Developments

At the end of September our programming began to air on cable networks owned by Viacom. We successfully transitioned Raw is War, Livewire and Superstars from the USA Network to TNN, while at the same time we successfully transferred Sunday Night Heat from USA Network to MTV. Our television agreement with USA Network expired in September 2000.

Our WWF SmackDown! program, which began in August 1999, has continued to show steady growth in its ratings and is currently the number one program on the UPN network. Our contract with UPN was recently extended for a period of three years through September 2003. In August 2000, it was reported that News Corp.'s FOX network agreed to acquire Chris-Craft Industries and its affiliates, who own ten television stations in major markets throughout the United States, subject to Federal Communications Committee approval. These ten television stations, together with certain television stations owned by Viacom, form the UPN network. While we believe that this development will not cause any significant interruption in the airing of WWF SmackDown!, there can be no assurance that the program will not suffer any interruption in its airing.

We have continued to experience growth in other aspects of our business as well. We have increased our presence in the international marketplace. Our second quarter results reflect revenues from our new programming distribution agreements in the UK, Germany, and Japan. In May 2000, we acquired the WWF New York entertainment complex located in New York City, which continues to establish itself and now airs our television shows weekly and recently opened a night club.

These new business initiatives, combined with our growing audience appeal, have led to consistently high television ratings and pay-per-view buys, which have continued to create demand for our product offerings.

Results of Operations

Three months ended October 27, 2000 compared to the three months ended October 29, 1999

     Net Revenues. Net revenues were $111.9 million for the three months ended October 27, 2000 as compared to $88.3 million for the three months ended October 29, 1999, an increase of $23.6 million, or 27%. Live and televised entertainment activities accounted for $20.8 million and branded merchandise activities accounted for $2.8 million of the increase.

     Live and Televised Entertainment. Net revenues were $81.7 million for the three months ended October 27, 2000 as compared to $60.9 million for the three months ended October 29, 1999, an increase of $20.8 million, or 34%. Pay-per-view revenues increased by $8.0 million for the three months ended October 27, 2000, which resulted from an increase of 0.5 million in pay-per-view buys to approximately 2.1 million for the three months ended October 27, 2000 from approximately 1.6 million in the year ago quarter. Included in the buys for the three months ended October 27, 2000 were 0.4 million out of period buys as compared to 0.2 million in the year ago quarter. Revenues from our television rights fees increased by $4.7 million, which resulted primarily from our new agreement with Viacom and new and renewals of existing international television agreements in the UK, Germany, Japan and various other countries. Revenues from live events increased by $4.5 million, of which $3.3 million reflects increased average ticket prices and $1.2 million reflects increased attendance. Revenues from the sale of advertising time and sponsorships increased by $3.6 million in the three months ended October 27, 2000 as a result of the full quarterly impact of WWF SmackDown! on UPN and a higher rate per spot on our cable programming.

     Branded Merchandise. Net revenues were $30.2 million for the three months ended October 27, 2000 as compared to $27.4 million for the three months ended October 29, 1999, an increase of $2.8 million, or 10%. Of the $2.8 million increase, $4.2 million was from WWF New York, $1.1 million was from new media, $0.7 million was from publishing, $0.6 million was from merchandise and $0.5 million was from home video. These increases were partially offset by a decline in licensing of $4.6 million. In May 2000, we purchased the WWF New York entertainment complex in New York City which generated revenues of $4.2 million for the three months ended October 27, 2000. The increase in new media revenues reflects improved sales from WWFShopzone.com, which is attributable to increased traffic on our website and a shift in consumer spending from our catalog to WWFShopzone.com. Publishing revenues increased by $0.6 million due primarily to the sales of a special edition magazine featuring The Rock. Merchandise revenues increased by $0.6 million due to increased venue sales offset partially by lower catalog sales. Licensing revenues decreased by $4.6 million due to reduced royalties generated in the toy and apparel categories. Several of our more significant licensees were affected by a large build up of inventory at retail. Recently we instituted a consumer products marketing strategy which incorporates as some of its features, programs to assist our licensees in the management of retail inventory, cross-marketing techniques and other promotional campaigns.

     Cost of Revenues. Cost of revenues was $61.6 million for the three months ended October 27, 2000 as compared to $52.1 million for the three months ended October 29, 1999, an increase of $9.5 million, or 18%. Live and televised entertainment activities accounted for $8.3 million and branded merchandise activities accounted for $1.2 million of the increase. Gross profit as a percentage of net revenues was 45% in the three months ended October 27, 2000 as compared to 41% in the prior year quarter.

     Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $45.6 million for the three months ended October 27, 2000 as compared to $37.3 million for the three months ended October 29, 1999, an increase of $8.3 million, or 22%. Of the $8.3 million increase, $3.1 million related to increased minimum advertising guarantees due substantially to our new contract with UPN. Of the remaining $5.2 million increase, $2.5 million was due to an increase in television production costs and costs associated with stage hands and freelance crews, coupled with three additional television shows. Additionally, sponsorship expense increased by $1.6 million and arena rental charges increased by $1.0 million, which was directly related to our increased live event revenues. Gross profit as a percentage of net revenues was 44% in the three months ended October 27, 2000 as compared to 39% in the year ago quarter. The gross margin increase of 5% was due primarily to the additional number of prior year buys for which the costs have been substantially absorbed in the prior year and guest talent costs which were incurred only in the three months ended October 29, 1999.

     Branded Merchandise. The cost of revenues to market and promote our branded merchandise was $16.0 million for the three months ended October 27, 2000 as compared to $14.8 million for the three months ended October 29, 1999, an increase of $1.2 million, or 8%. The increase in cost of revenues was due primarily to the cost of revenues associated with WWF New York of $1.3 million, which was acquired in May 2000 and an increase of $0.6 million related to new media partially offset by a decrease of $1.4 million in licensing cost of revenues. The increase of $0.6 million in new media cost of revenues was due to costs associated with WWFShopzone.com, which is directly related to increased revenues. Licensing cost of revenues decreased due to lower talent royalties and commissions, both of which are directly related to the reduction of revenues. Gross profit as a percentage of net revenues was 47% for the three months ended October 27, 2000 as compared to 46% in the year ago quarter.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.2 million for the three months ended October 27, 2000 as compared to $14.7 million for the three months ended October 29, 1999, an increase of $17.5 million. Of this increase, $7.0 million was due to the settlement of an outstanding lawsuit, which was net of insurance recoveries. As part of the settlement, we have the right to pursue contribution and indemnity from the companies which manufactured and sold the equipment involved in the accident. Additionally, $2.5 million was due to an increase in staff related expenses, which reflects the expansion of our business. The increase also includes $2.8 million of overhead associated with the WWF New York entertainment complex located in New York City, $1.5 million associated with our corporate communications efforts and consulting fees, and $1.3 million related to increased advertising and promotion costs, due in part to the transition of five hours of our programming to networks owned by Viacom. The number of personnel as of October 27, 2000 and October 29, 1999 was 720 and 336, respectively. Included in the 720 employees were 304 full and part time employees of WWF New York. Selling, general and administrative expenses as a percentage of net revenues, exclusive of the $7.0 million settlement was 23% for the three months ended October 27, 2000 as compared to 17% in the year ago quarter.

     XFL Start-up Costs. XFL start-up costs were $6.5 million for the three months ended October 27, 2000, which we share equally with NBC. These costs were related to the development and start-up of our professional football league and consist primarily of staff related expenses, consulting fees and advertising and promotion expenses. The XFL costs are expected to increase significantly as we near the start of the season. As of December 1, 2000, we had 248 full-time XFL employees, including the individual team business offices and coaching staff. To complete the XFL's staffing requirement, we anticipate hiring approximately 100 employees over the next one to two months which will include primarily football and team administrative personnel. The draft was completed and 560 players were selected out of approximately 25,000 applicants. The requirement for the start of the season is 360 players for the eight teams. These players will be selected out of the 560 that were initially drafted.

     Depreciation and Amortization. Depreciation and amortization expense was $2.3 million in the three months ended October 27, 2000 as compared to $0.5 million in the three months ended October 29, 1999. The increase of $1.8 million reflects $1.0 million associated with stock purchased by NBC, $0.7 million from increased spending on capital projects and $0.1 million of goodwill amortization related to WWF New York.

     Interest Expense. Interest expense was $0.2 million for the three months ended October 27, 2000 as compared to $0.7 million for the three months ended October 29, 1999. The decrease of $0.5 million was due to lower debt balances in fiscal 2001. On June 30, 1999, we issued a $32.0 million, note payable to our former sole stockholder. This note was unsecured, accrued interest at 5% and was paid in full as of April 30, 2000.

     Interest and Other Income. Interest and other income was $3.6 million for the three months ended October 27, 2000 as compared to $0.9 million for the three months ended October 29, 1999. The increase of $2.7 million was primarily due to increased interest income resulting from significantly higher cash and short-term investment balances in fiscal 2001. Our average cash and short-term investment balance for the three months ended October 27, 2000 was approximately $250.0 million as compared to approximately $110.0 million for the three months ended October 29, 1999.

     Provision for Income Taxes. Concurrent with our initial public offering, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal, state and foreign income taxes. Our effective tax rate, which otherwise would have been approximately 38%, was approximately 52.1% for the three months ended October 27, 2000. Our provision for income taxes was $6.6 million in the three months ended October 27, 2000 as compared to $7.3 million in the three months ended October 29, 1999. Included in our pre-tax income for the three months ended October 27, 2000 was $1.0 million of amortization of non-cash stock charges, which are non-deductible for income tax purposes. Additionally, in connection with our venture agreement with NBC, we do not record a tax benefit for NBC's portion of the XFL's losses. As a result of the change in our tax status, for the three months ended October 29, 1999, we were taxed on our income at an effective rate of approximately 22% based upon the number of days during the fiscal year that we were a Subchapter S Corporation and the number of days we were a Subchapter C Corporation. The primary reason for this high tax provision of $7.3 million was due to the cumulative adjustment recorded in the second quarter of approximately $4.4 million relating to first quarter earnings taxed at an effective annual federal and state rate of 22% caused by the conversion from a Subchapter S Corporation to a Subchapter C Corporation.

     Minority Interest. Minority interest was $3.4 million for the three months ended October 27, 2000, which reflects NBC's interest in the XFL.

Six months ended October 27, 2000 compared to the six months ended October 29, 1999

     Net Revenues. Net revenues were $213.7 million for six months ended October 27, 2000 as compared to $164.5 million for the six months ended October 29, 1999, an increase of $49.2 million, or 30%. Live and televised entertainment activities accounted for $44.7 million and branded merchandise activities accounted for $4.5 million of the increase.

     Live and Televised Entertainment. Net revenues were $156.9 million for the six months ended October 27, 2000 as compared to $112.2 million for the six months ended October 29, 1999, an increase of $44.7 million, or 40%. Pay-per-view revenues increased by $17.4 million in the six months ended October 27, 2000, which resulted from pay-per-view buys increasing to approximately 4.0 million in the six months ended October 27, 2000 from approximately 3.0 million in the prior year, an increase of 1.0 million. Included in these buys were 0.8 million and 0.3 million of prior year buys for the six months ended October 27, 2000 and the year ago quarter, respectively. Revenues from the sale of advertising time and sponsorships increased by $14.3 million for the six months ended October 27, 2000 as a result of the year to date impact of WWF SmackDown! on UPN and a higher rate per spot on our cable programming. Revenues from live events increased by $7.1 million due primarily to increased average ticket prices. Revenues from our television rights fees increased by $5.8 million, which resulted from our new agreement with Viacom and new and renewals of our existing international television agreements in the UK, Germany, Japan and various other countries.

     Branded Merchandise. Net revenues were $56.8 million for the six months ended October 27, 2000 as compared to $52.3 million for the six months ended October 29, 1999, an increase of $4.5 million, or 9%. Of the $4.5 million increase, $7.5 million related to the WWF New York, which we acquired in May 2000, $2.4 million was from new media and $0.6 million was from merchandise. These increases were partially offset by a decline in home video of $2.8 million and licensing of $3.7 million. The increase in new media revenues reflects improved sales at WWFShopzone.com which was attributable to increased traffic on our website and a shift in consumer spending from our catalog to WWFShopzone.com. Home Video revenues decreased by $2.8 million due to a decrease in sell-thru and rental sales. Licensing revenues decreased by $3.7 million due to reduced royalties generated in the toy and apparel categories. Several of our more significant licensees were affected by a large build up of inventory at retail. Recently we instituted a consumer products marketing strategy which incorporates as some of its features, programs to assist our licensees in the management of retail inventory, cross-marketing techniques and other promotional campaigns.

     Cost of Revenues. Cost of revenues was $116.7 million for the six months ended October 27, 2000 as compared to $93.2 million for the six months ended October 29, 1999, an increase of $23.5 million, or 25%. Live and televised entertainment activities accounted for $22.1 million and branded merchandise activities accounted for $1.4 million of the increase. Gross profit as a percentage of net revenues was 45% for the six months ended October 27, 2000 as compared to 43% in the prior year.

     Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $87.9 million for the six months ended October 27, 2000 as compared to $65.8 million for the six months ended October 29, 1999, an increase of $22.1 million, or 34%. Of the $22.1 million increase, $8.0 million related to increased minimum advertising guarantees due substantially to our new contract with UPN. Of the remaining $14.1 million increase, $6.0 million was due to an increase in television production costs and costs associated with stage hands and freelance crews coupled with eleven additional shows. In addition, $1.9 million was due to an increase in fees paid to our performers offset partially by guest talent, which we did not have in the current fiscal year. Additionally, $1.8 million was due to an increase in arena rental charges, which was directly related to our increased live event revenues and sponsorship expense increased by $1.7 million. Gross profit as a percentage of net revenues was 44% for the six months ended October 27, 2000 as compared to 41% for the six months ended October 29, 1999. The gross margin increase of 3% was due to the additional number of prior year buys which the costs have been substantially absorbed in the prior year and guest talent costs which were incurred only in the six months ended October 29, 1999.

     Branded Merchandise. The cost of revenues to market and promote our branded merchandise was $28.8 million for the six months ended October 27, 2000 as compared to $27.4 million for the six months ended October 29, 1999, an increase of $1.4 million, or 5%. Of this increase in cost of revenues, $2.3 million was due primarily to the cost of revenues associated with the WWF New York, which we acquired in May 2000, and $1.1 million related to new media. These increases were partially offset by a decrease of $1.7 million in home video and $2.2 million in licensing cost of revenues. The increase of $1.1 million in new media cost of revenues was primarily due to costs associated with WWFShopzone.com, which were directly related to increased revenues. The decrease in home video cost of revenues was due to lower unit sales in fiscal 2001. Licensing cost of revenues decreased due to lower talent royalties and commissions, both of which were directly related to a reduction in licensing revenues. Gross profit as a percentage of net revenues was 49% for the six months ended October 27, 2000 as compared to 48% in the prior year.

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

     Selling, General and Administrative Expenses . Selling, general and administrative expenses were $53.6 million for the six months ended October 27, 2000 as compared to $28.6 million for the six months ended October 29, 1999 an increase of $25.0 million, or 87%. Of this increase, $7.0 million was due to the settlement of an outstanding lawsuit, which was net of insurance recoveries. As part of the settlement, we have the right to pursue contribution and indemnity from the companies which manufactured and sold the equipment involved in the accident. Of the remaining $18.0 million increase, $6.9 million was due to an increase in staff related expenses, which reflects the expansion of our business. The increase also reflects the full six month effect of new employment contracts with the chairman and the chief executive officer, which became effective July 1, 1999. In addition, the increase also relates to $4.9 million of overhead associated with the WWF New York entertainment complex, $1.5 million associated with our corporate communications efforts and $2.4 million related to increased advertising and promotion costs, primarily due to the transition of five hours of our programming to networks owned by Viacom. The number of personnel as of October 27, 2000 and October 29, 1999 was 720 and 336, respectively. Included in the 720 employees were 304 full and part time employees of WWF New York. Selling, general and administrative expenses as a percentage of net revenues, exclusive of the $7.0 million settlement was 22% for the six months ended October 27, 2000 as compared to 17% for the six months ended October 29, 1999.

     XFL Start-up Costs. XFL start-up costs were $8.0 million in the six months ended October 27, 2000. These costs were related to the development and start-up of our professional football league and consist primarily of staff related expenses, consulting fees and advertising and promotion expenses. Of the $8.0 million in start-up costs, $1.5 million was in the first quarter of fiscal 2001 and $6.5 million was incurred in the second quarter of fiscal 2001. The XFL costs are expected to increase significantly as we near the start of the season. As of December 1, 2000, we had 248 full-time XFL employees, including the individual team business offices and coaching staff. To complete the XFL's staffing requirement, we anticipate hiring approximately 100 employees over the next one to two months which will include primarily football and team administrative personnel. The draft was completed and 560 players were selected out of approximately 25,000 applicants. The requirement for the start of the season is 360 players for the eight teams. These players will be selected out of the 560 that were initially drafted.

     Depreciation and Amortization. Depreciation and amortization expense was $4.2 million for the six months ended October 27, 2000 as compared to $1.1 million for the six months ended October 29, 1999. The increase of $3.1 million reflects $1.6 million associated with stock purchased by NBC, $1.3 million from increased spending on capital projects and $0.2 million of goodwill amortization related to WWF New York.

     Interest Expense. Interest expense was $0.5 million for the six months ended October 27, 2000 as compared to $1.1 million for the six months ended October 29, 1999. The decrease of $0.6 million was due to lower debt balances in fiscal 2001. On June 30, 1999, we issued a $32.0 million note payable to our former sole stockholder. This note was unsecured, accrued interest at 5% and was paid in full as of April 30, 2000.

     Interest and Other Income. Interest and other income was $6.2 million for the six months ended October 27, 2000 as compared to $1.7 million for the six months ended October 29, 1999. The increase of $4.5 million was primarily due to increased interest income resulting from significantly higher cash and short term investment balances in fiscal 2001. Our average cash balance and short-term investment for the six months ended October 27, 2000 was approximately $235.0 million as compared to approximately $80.0 million for the six months ended October 29, 1999.

     Provision for Income Taxes. Concurrent with our initial public offering, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal, state and foreign income taxes. Our effective tax rate, which otherwise would have been approximately 38%, was approximately 44.4% for the six months ended October 27, 2000. As a consequence to this tax change, our provision for income taxes substantially increased to $16.4 million in the six months ended October 27, 2000 as compared to $8.0 million in the six months ended October 29, 1999. Included in our pre-tax income for the six months ended October 27, 2000 was $1.6 million of amortization of non-cash stock charges, which are non-deductible for income tax purposes. Additionally, in connection with our venture agreement with NBC, we do not record a tax benefit for NBC's portion of the XFL's losses. As a result of the change in our tax status, for the six months ended October 29, 1999, we were taxed on our income at an effective rate of approximately 22.2% based upon the number of days during the fiscal year that we were a Subchapter S Corporation and the number of days we were a Subchapter C Corporation. As a Subchapter S Corporation, we had to provide only for some state and foreign income taxes, as our stockholder was responsible for the payment of federal and certain other state income taxes. On a pro forma basis, as a subchapter C Corporation, federal, state, and foreign income taxes would have been $16.4 million for the six months ended October 29, 1999.

     Minority Interest. Minority interest was $4.2 million for the six months ended October 27, 2000, which reflects NBC's interest in the XFL.

Liquidity and Capital Resources

     Cash flows from operating activities for the six months ended October 27, 2000 and October 29, 1999 were $13.0 million and $34.6 million, respectively. The decrease in cash flows from operations was due primarily to the start-up costs related to the XFL and the payments of estimated taxes. In connection with the initial public offering our tax status changed to a C Corporation. Prior to the initial public offering, we were an S Corporation and accordingly taxes were paid by the sole shareholder. Working capital, consisting of current assets less current liabilities was $271.2 million as of October 27, 2000 and $219.8 million as of April 30, 2000.

     Cash flows used in investing activities for the six months ended October 27, 2000 and October 29, 1999 were $115.6 million and $5.0 million, respectively. Included in the $115.6 million was $77.9 million invested in short-term investments. As of October 27, 2000 we had approximately $185.5 million invested in short term corporate and government obligations. The purchase of property and equipment of $13.2 million during the six months ended October 27, 2000 was related to the purchase of equipment for our television and post-production facility, and modifications to our corporate headquarters in Stamford, Connecticut in order to accommodate the increase in personnel, including those hired for the XFL. Capital expenditures for the next twelve to eighteen months , excluding the XFL and WWF New York, are estimated to be approximately $35.0 million, which includes the renovation of our television facility and the expansion of our new media business. On May 3, 2000, we purchased the WWF New York entertainment complex in Times Square from our licensee for approximately $24.5 million. We expect to make $5.0 million to $7.0 million in capital expenditures in fiscal 2001 relating to this facility.

     Cash flows provided by financing activities for the six months ended October 27, 2000 and for October 29, 1999 were $67.1 million and $151.0 million, respectively. On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of our Class A common stock at $13 per share for a total investment of $30.0 million. As a result of this stock purchase, we recorded a non-cash charge of $10.7 million, which is being amortized over thirty months and commenced in the first quarter of fiscal 2001. On July 28, 2000, Viacom purchased approximately 2.3 million shares of our Class A common stock at $13 per share for a total investment of $30.0 million. During the six months ended October 27, 2000 both NBC and we made cash capital contributions of $6.9 million to fund the XFL. In fiscal 2001, we expect to invest $15.0 million to $20.0 million for our share of the XFL's start-up costs, its first season of operations and its capital expenditures. Based on current assumptions we expect the full capitalization to be approximately $100.0 million through December 31, 2002. In accordance with the terms of our agreement with NBC, until NBC converts its non-voting equity into voting equity, we will control and manage the operations of the venture.

     On December 22, 1997, we entered into a $10.0 million revolving credit agreement with IBJ Schroder Business Credit Corporation that expires on December 21, 2000. Interest on outstanding amounts are calculated at the alternate base rate plus 0.5%, or at the Eurodollar rate plus 2.5%, based upon the availability of qualifying receivables which collateralize the loan. In addition to qualifying receivables, this revolving credit agreement is collateralized by our general intangible property, excluding intellectual property. As of December 1, 2000, no amounts were outstanding under the revolving portion of this credit agreement. We intend to seek modifications to our existing credit agreement or enter into new arrangements with other lenders. As a result of our current cash and short-term investment balances, we do not anticipate the need for this working capital line in the short-term.

     We have entered into various contracts under the terms of which we are required to make guaranteed payments, including:

 .    Performance contracts with all of our performers, some of which provide for future minimum guaranteed payments.

 .    Television distribution agreements with UPN and Viacom that provide for the payment of the greater of a fixed percentage of the revenues from the sale of television advertising time or an annual minimum payment. Our agreement with UPN covers two hours of programming every week and expires in September 2003. Our agreement with Viacom covers five hours of programming every week and expires in September 2005.

 .    Various operating leases related to our sales offices, warehouse space and corporate jet.

 .    Employment contract with Vincent K. McMahon, which is for a seven-year term and employment contract with Linda E. McMahon which is for a four-year term.

 .    Employment contracts with some of our employees, including certain employees of the XFL, the terms of which are generally for a period of two to three years.

     Our aggregate minimum payment obligations under these contracts is $56.3 million, $48.6 million, and $42.4 million for fiscal 2001, 2002 and 2003, respectively. We anticipate that all of these obligations will be satisfied out of cash flows from operating activities.

     We believe that cash generated from operations and from existing cash and short-term investments, will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and strategic investments, including our share of the funding for the XFL. However, during such period or thereafter, depending on the size and number of the projects and investments related to our growth strategy, we may require the issuance of debt and/or additional equity securities.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report on Form 10-Q, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events, (ii) our failure to retain or continue to recruit key performers (iii) the loss of the creative services of Vincent McMahon; (iv) our failure to maintain or renew key agreements (v) we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, (vi) we may not be able to protect our intellectual property rights; (vii) a decline in the general economic conditions or in the popularity of our brand of sports entertainment; (viii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries; (ix) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably; (xi) the failure of our new complementary businesses, including our professional football league, the XFL, and our entertainment complex, WWF New York and other new or complementary businesses into which we may expand in the future could adversely affect our existing businesses; (xii) our controlling stockholder can exercise significant influence over our affairs, and his interests could conflict with the holders of our Class A common stock; and
(xiii) a substantial number of shares will be eligible for future sale by the controlling stockholder, and the sale of those shares could lower our stock price. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and undue reliance should not be placed on these statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     No information with respect to market risk has been included as it has not been material to our financial condition or results of operations.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 9 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on September 22, 2000.

     Proposal 1 - Election of Directors:

                                                      Shares Voted
                                                      ------------
              Directors                      Shares For        Shares Withheld
              ---------                      ----------        ---------------

              Vincent K. McMahon             581,717,420       74,959
              Linda E. McMahon               581,717,466       74,913
              Lowell P. Weicker, Jr.         581,717,492       74,887
              David Kenin                    581,717,533       74,846
              Joseph Perkins                 581,717,529       74,850
              Stuart C. Snyder               581,717,513       74,866
              August J. Liguori              581,717,508       74,871

     Proposal 2 - Ratification of Selection of Independent Auditors:

              Stockholders ratified the appointment of Deloitte & Touche LLP to conduct the annual audit of the consolidated financial statements of the Company for the fiscal year ending April 30, 2001. The vote was 581,772,661 shares for; 12,420 shares against; and 7,298 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

11.1 Computation of Net Income Per Common Share

27.   Financial Data Schedule

(b.) Reports on Form 8-K

     On September 20, 2000, the Company filed a Report on Form 8-K dated September 18, 2000 under Item 5 Other Events.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  World Wrestling Federation Entertainment, Inc. (Registrant)

Dated:  December 11, 2000         By: /s/ August J. Liguori
                                      ---------------------
                                      August J. Liguori
                                      Executive Vice President,
                                      Chief Financial Officer and Treasurer