Form 10-Q
period 2001-01-26
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 2001-03-12
CIK 1091907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 26, 2001

                                       or

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

Yes      X            No
    ----------          -----------


At March 1, 2001, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 16,265,384 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 56,667,000.

                 World Wrestling Federation Entertainment, Inc.
                                Table of Contents

                                                                                                        Page #

Part I - Financial Information
    Item 1. Financial Statements
         Consolidated Balance Sheets as of January 26, 2001 (Unaudited) and April 30, 2000                2

         Consolidated Statements of Income for the three and nine months ended January 26, 2001
         (Unaudited) and January 28, 2000 (Unaudited)                                                     3

         Consolidated Statement of Changes in Stockholders' Equity for the
         nine months ended January 26, 2001 (Unaudited)                                                   4

         Consolidated Statements of Cash Flows for the nine months ended
         January 26, 2001 (Unaudited) and January 28, 2000 (Unaudited)                                    5

         Notes to Consolidated Financial Statements (Unaudited)                                           6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         12

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                                    20

Part II - Other Information

    Item 1. Legal Proceedings                                                                             20

    Item 6. Exhibits and Reports on Form 8-K                                                              20

    Signature                                                                                             21

                   World Wrestling Federation Entertainment, Inc.
                             Consolidated Balance Sheets
                               (dollars in thousands)

                                                                                              As of               As of
                                                                                            January 26,          April 30,
                                                                                               2001                2000
                                                                                           ------------        -----------
             ASSETS                                                                        (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                                              $  83,433           $ 101,779
     Short-term investments                                                                   171,322             107,213
     Accounts receivable (less allowance for doubtful accounts of
           $794 at January 26, 2001 and $1,033 at April 30, 2000)                              67,562              60,424
     Inventory, net                                                                             6,854               2,752
     Prepaid expenses and other current assets                                                 19,708               6,084
     Assets held for sale                                                                         -                 9,600
                                                                                            ---------           ---------
          Total current assets                                                                348,879             287,852

PROPERTY AND EQUIPMENT, NET                                                                    82,590              41,484
OTHER ASSETS                                                                                   22,139               7,696
                                                                                            ---------           ---------
TOTAL ASSETS                                                                                $ 453,608           $ 337,032
                                                                                            =========           =========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                                            550               1,017
     Accounts payable                                                                          13,940              17,690
     Accrued expenses and other current liabilities                                            40,283              37,089
     Deferred income                                                                           16,977              12,220
                                                                                            ---------           ---------
          Total current liabilities                                                            71,750              68,016

LONG-TERM DEBT                                                                                 10,002              10,400

MINORITY INTEREST                                                                               3,843                  79

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
     Class A common stock:  ($.01 par value; 180,000,000 shares authorized; 16,194,134 shares issued at January 26, 2001 and
     11,500,000 shares issued at April 30, 2000)                                                  162                 115
     Class B common stock:  ($.01 par value; 60,000,000 shares
      authorized; 56,667,000 shares issued at January 26, 2001 and
     at April 30, 2000)                                                                           567                 567
     Additional paid in capital                                                               295,467             222,535
     Accumulated other comprehensive income                                                       207                 105
     Retained earnings                                                                         71,610              35,215
                                                                                            ---------           ---------
          Total stockholders' equity                                                          368,013             258,537
                                                                                            ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 453,608           $ 337,032
                                                                                            =========           =========

               See Notes to Consolidated Financial Statements

                   World Wrestling Federation Entertainment, Inc.
                              Consolidated Statements of Income
                      (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                              Three Months Ended             Nine Months Ended
                                                                        January 26,      January 28,     January 26,     January 28,
                                                                            2001             2000            2001           2000
                                                                        -----------      -----------     -----------     -----------
Net revenues                                                             $ 111,194        $  98,374       $ 324,935       $ 262,864
Cost of revenues (excluding performer stock option charges of
     $760 for the three and nine months ended January 26, 2001
     and $6,020 for the nine months ended January 28, 2000)                 63,954           56,663         180,619         149,836
Performer stock options                                                        760               --             760           6,020
Selling, general and administrative expenses (Note 9)                       23,868           17,652          77,500          46,301
XFL start-up costs                                                          13,971               --          21,966              --
Depreciation and amortization                                                2,998              665           7,193           1,803
                                                                        -----------      -----------     -----------     -----------
Operating income                                                             5,643           23,394          36,897          58,904

Interest expense                                                               187              688             656           1,759
Interest income and other income                                             5,608            3,151          11,781           4,854
                                                                        -----------      -----------     -----------     -----------
Income before income taxes and minority interest                            11,064           25,857          48,022          61,999

Provision for income taxes                                                   6,431            5,688          22,855          13,704
                                                                        -----------      -----------     -----------     -----------
Income before minority interest                                              4,633           20,169          25,167          48,295

Minority interest                                                            7,050               --          11,228              --
                                                                        -----------      -----------     -----------     -----------
Net income                                                               $  11,683        $  20,169       $  36,395       $  48,295
                                                                        ===========      ===========     ===========     ===========
Earnings per share - basic (Note 4)                                      $    0.16        $    0.30       $    0.51       $    0.79
                                                                        ===========      ===========     ===========     ===========
Earnings per share - diluted (Note 4)                                    $    0.16        $    0.29       $    0.50       $    0.79
                                                                        ===========      ===========     ===========     ===========

UNAUDITED PRO FORMA INFORMATION (Note 3):
      Historical income before income taxes and minority interest                         $  25,857                       $  61,999
      Pro forma adjustment other than income taxes                                               --                             427
                                                                                         -----------                     -----------
      Pro forma income before income taxes and minority interest                             25,857                          61,572
      Pro forma provision for income taxes                                                   10,136                          26,496
                                                                                         -----------                     -----------
      Pro forma net income                                                                $  15,721                       $  35,076
                                                                                         ===========                     ===========
      Pro forma earnings per share - basic                                                $    0.23                       $    0.58
                                                                                         ===========                     ===========
      Pro forma earnings per share - diluted                                              $    0.23                       $    0.57
                                                                                         ===========                     ===========

                 See Notes to Consolidated Financial Statements

                 World Wrestling Federation Entertainment, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                             (dollars in thousands)

                                                                                           Accumulated
                                                                             Additional       Other
                                                                  Common      Paid-in     Comprehensive    Retained
                                                                  Stock       Capital     Income (Loss)    Earnings      Total
                                                                 --------    ---------    -------------   ----------   ---------
Balance, May 1, 2000                                             $    682    $ 222,535    $         105    $  35,215   $ 258,537
                                                                 --------    ---------    -------------    ---------   ---------
Comprehensive income:
     Translation adjustment (Unaudited)                                -            -               (14)          -          (14)
     Unrealized holding gain, net of tax (Unaudited)                   -            -               116           -          116
     Net income (Unaudited)                                            -            -                -        36,395      36,395
                                                                 --------    ---------    -------------    ---------   ---------
Total comprehensive income (Unaudited)                                 -            -               102       36,395      36,497
                                                                 --------    ---------    -------------    ---------   ---------
Issuance of common stock (Note 1) (Unaudited)                          46       59,954               -            -       60,000
Performer stock options (Unaudited)                                                760                                       760
Non-employee stock options (Unaudited)                                 -           332                                       332
Exercise of stock options (Unaudited)                                   1        1,593               -            -        1,594
Stock issuance charges (Unaudited)                                     -          (534)                                     (534)
Tax benefit from exercised stock options (Unaudited)                   -           154               -            -          154
Non-cash stock issuance charge (Note 1) (Unaudited)                             10,673               -            -       10,673
                                                                 --------    ---------    -------------    ---------   ---------
Balance, January 26, 2001 (Unaudited)                            $    729    $ 295,467    $         207    $  71,610   $ 368,013
                                                                 ========    =========    =============    =========   =========

                 See Notes to Consolidated Financial Statements

                 World Wrestling Federation Entertainment, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                 January 26,        January 28,
                                                                                                    2001               2000
                                                                                                 -----------        -----------
OPERATING ACTIVITIES:
Net income                                                                                        $ 36,395           $ 48,295
 Adjustments to reconcile net income to
       net cash provided by operating activities:
     Gain on sale of property in Las Vegas                                                          (1,249)                --
     Depreciation and amortization                                                                   7,193              1,803
     Provision for doubtful accounts                                                                  (219)               103
     Performer stock options                                                                           760              6,020
     Deferred income taxes                                                                              --               (631)
     Minority interest in XFL                                                                      (11,215)                --
     Minority interest in subsidiary                                                                   (13)                --
     Changes in assets and liabilities (net of effects of acquisition of WWF New York):
          Accounts receivable                                                                       (6,742)            (9,462)
          Inventory                                                                                 (3,617)               792
          Prepaid expenses and other assets                                                        (15,414)            (3,323)
          Accounts payable                                                                          (4,775)            (1,188)
          Accrued expenses and other current liabilities                                             6,714             14,166
          Accrued income taxes                                                                      (4,517)             2,739
          Deferred income                                                                            4,533                675
                                                                                                 -----------        -----------
               Net cash provided by operating activities                                             7,834             59,989
                                                                                                 -----------        -----------
INVESTING ACTIVITIES:
Purchase of property and equipment                                                                 (17,233)            (8,932)
Purchase of property and equipmentXFL                                                               (7,053)                --
Purchase of short-term investments                                                                 (63,858)                --
Purchase of WWF New York                                                                           (24,500)                --
Net proceeds from sale of property in Las Vegas                                                     11,305                 --
                                                                                                 -----------        -----------
               Net cash used in investing activities                                              (101,339)            (8,932)
                                                                                                 -----------        -----------
FINANCING ACTIVITIES:
Repayments of long-term debt                                                                          (866)              (856)
Stock issuance costs                                                                                  (534)            (2,441)
Proceeds from issuance of Class A common stock                                                      60,000                 --
Net proceeds from exercise of stock options                                                          1,594                 --
NBC capital contribution to XFL                                                                     14,965                 --
S Corporation distributions                                                                             --            (27,064)
Net proceeds from initial public offering                                                               --            181,815
Amounts payable to stockholder                                                                          --             (5,652)
                                                                                                 -----------        -----------
               Net cash provided by financing activities                                            75,159            145,802
                                                                                                 -----------        -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (18,346)           196,859
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     101,779             45,727
                                                                                                 -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $ 83,433          $ 242,586
                                                                                                 ===========        ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period, net of refunds, for income taxes                                $ 30,879          $   5,416
     Cash paid during the period for interest                                                          681                773

SUPPLEMENTAL NONCASH INFORMATION:
     Issuance of note payable to stockholder                                                      $     --          $  32,000
     Due to stockholder                                                                                 --              4,000

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

The Company is an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring its World Wrestling Federation brand of entertainment. The Company's operations are organized around three principal activities:

 .    Live and televised entertainment, which consists of live events, television programming and pay-per-view programming. Revenues consist principally of attendance at live events, sale of television advertising time, domestic and international television rights fees and pay-per-view buys.

 .    Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees and direct marketing and sales of merchandise, magazines and home videos. Revenues also include those generated from the Company's WWF New York entertainment complex located in New York City.

 .    The Company's professional football league, the XFL, which consisted of costs related to its development and start-up through January 26, 2001.

On June 12, 2000, National Broadcasting Company ("NBC") purchased approximately
2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. As a result of the stock purchase, the Company recorded a non-cash charge of $10,673 that will be amortized over 30 months. Included in depreciation and amortization expense related to this non-cash charge for the three and nine months ended January 26, 2001 was $1,046 and $2,651, respectively.

On July 28, 2000 Viacom Inc. ("Viacom") purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. As of January 26, 2001 Viacom owned approximately
2.2 million shares.

2.   Income Taxes

Concurrent with the Company's initial public offering on October 19, 1999, its tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, the Company is directly responsible for all federal, state and foreign income taxes. The Company's effective tax rate, which otherwise would have been approximately 38%, was 58.1% and 47.6% for the three and nine months ended January 26, 2001, respectively. The Company's effective tax rate was negatively impacted by the amortization of non-cash stock charges, which are non-deductible for income tax purposes. In addition, the Company's effective tax rate was negatively impacted by the fact that the Company does not record a tax benefit for NBC's portion of the XFL's losses (see
Note 6).

                 World Wrestling Federation Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)
                                   (Unaudited)

For the fiscal year ended April 30, 2000, the Company was taxed on income allocated to the Subchapter C Corporation based upon the number of days during the fiscal year that it was a Subchapter C Corporation. Consequently, the Company recorded an income tax provision of $5,688 and $13,704 for the three and nine months ended January 28, 2000, which represented an effective rate of 22.0% and 22.1%, respectively.

3.   Unaudited Pro Forma Information

The unaudited pro forma consolidated statements of income information presents the pro forma effects on the historical consolidated statement of income for the nine months ended January 28, 2000 of $427 for additional compensation to the Chairman of the Board of Directors and to the Chief Executive Officer pursuant to employment agreements that became effective July 1, 1999. Additionally, it presents income taxes of $10,136 for the three months ended January 28, 2000 and $26,496 for the nine months ended January 28, 2000 to give pro forma effect due to the change in the Company's tax status from a Subchapter S Corporation to a Subchapter C Corporation.

4.   Earnings Per Share

For the three months ended January 26, 2001, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 72,862,590 and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 72,935,452, which includes 72,862 shares representing the dilutive effect of outstanding stock options.

For the nine months ended January 26, 2001, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 71,711,599 and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 72,274,470, which includes 562,871 shares representing the dilutive effect of common stock equivalents, including options to acquire common stock.

For the three months ended January 28, 2000, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 68,167,000 and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 68,398,870, which includes 231,870 shares representing the dilutive effect of outstanding stock options.

For the nine months ended January 28, 2000, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 60,958,209 and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 61,009,613 which includes 51,404 shares representing the dilutive effect of outstanding stock options.

                 World Wrestling Federation Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)
                                   (Unaudited)

5.   Purchase of WWF New York Entertainment Complex

On May 3, 2000, the Company acquired the net assets of the WWF New York entertainment complex from its licensee for $24,500. The Company accounted for this transaction as a purchase. The allocation of the purchase price included approximately $21,100 in fixed assets, $1,500 in current assets and $1,800 in liabilities. Preliminary goodwill arising as a result of this transaction amounted to approximately $3,700 which will be amortized over 10 years. Included in depreciation and amortization expense for the three and nine months ended January 26, 2001 was $93 and $279, respectively, of goodwill amortization.

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

7.   Property and Equipment

Property and equipment consists of the following as of:

                                                          January 26,  April 30,
                                                            2001         2000
                                                            ----         ----
                                                         (Unaudited)

Land, buildings and improvements                           $64,769     $41,960
Equipment                                                   48,006      25,414
                                                           -------     -------
                                                           112,775      67,374

Less accumulated depreciation and amortization              30,185      25,890
                                                           -------      ------
          Total                                            $82,590     $41,484
                                                           =======     =======

Depreciation and amortization expense for property and equipment was $1,859 and $665 for the three months ended January 26, 2001 and January 28, 2000, respectively, and $4,263 and $1,803 for the nine months ended January 26, 2001 and January 28, 2000, respectively.

                 World Wrestling Federation Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)
                                   (Unaudited)

8.   Segment Information

The Company's operations are currently conducted within three reportable segments, live and televised entertainment, branded merchandise and XFL activities. The live and televised entertainment segment consists of live events, television programming and pay-per-view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos. Included in the branded merchandise segment is the operations of the Company's WWF New York entertainment complex located in New York City. Through January 26, 2001, the XFL segment consisted of costs related to the development and start-up of the Company's professional football league. The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Results of operations and assets from non-U.S. sources are less than 10% of the respective consolidated financial statement amounts. Unallocated assets include primarily cash and cash equivalents and short-term investments. The table presents information about the financial results of each segment for the three and nine months ended January 26, 2001 and January 28, 2000 and assets as of January 26, 2001 and April 30, 2000.

                                                        Three Months           Nine Months
                                                          Ended                   Ended
                                              January 26,  January, 28,  January 26,  January 28,
                                                   2001          2000         2001         2000
                                                   ----          ----         ----         ----
Net Revenues:
     Live and televised entertainment             $79,506       $65,919     $236,379     $178,148
     Branded merchandise                           31,688        32,455       88,556       84,716
     XFL                                               --            --           --           --
                                                ---------      --------    ---------    ---------
     Total net revenues                          $111,194       $98,374     $324,935     $262,864
                                                =========      ========    =========    =========
Depreciation and Amortization:
     Live and televised entertainment                $606         $ 201       $1,334        $ 926
     Branded merchandise                              607            --        1,749           --
     XFL                                            1,198            --        2,803           --
     Corporate                                        587           464        1,307          877
                                                ---------      --------    ---------    ---------
     Total depreciation and amortization           $2,998         $ 665       $7,193      $ 1,803
                                                =========      ========    =========    =========
Operating Income:
     Live and televised entertainment             $30,588       $23,657      $92,368      $63,988
     Branded merchandise                            6,638        12,484       21,953       33,026
     XFL                                          (15,169)           --      (24,769)          --
     Corporate*                                   (16,414)      (12,747)     (52,655)     (38,110)
                                                ---------      --------    ---------    ---------
     Total operating income                        $5,643       $23,394      $36,897      $58,904
                                                =========      ========    =========    =========

*For the nine months ended January 26, 2001, included in corporate was a $7,000 charge related to the settlement of an outstanding lawsuit. Also included in corporate were non-cash charges related to the granting of stock options to certain performers of $760 for the three and nine months ended January 26, 2001 and $6,020 for the nine months ended January 28, 2000.

                                                         As of
                                             January 26,      April 30,
Assets:                                          2001            2000
                                                 ----            ----
     Live and televised entertainment         $68,445         $72,042
     Branded merchandise                       59,742          23,320
     XFL                                       31,153              --
     Unallocated                              294,268         241,670
                                            ---------       ---------
     Total assets                            $453,608        $337,032
                                            =========       =========

                 World Wrestling Federation Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)
                                   (Unaudited)

9.   Commitments and Contingencies

Legal Proceedings

     On May 13, 1991, William R. Eadie, a former professional wrestler who had been one of the Company's performers, filed a lawsuit in state court in Wisconsin against the Company and Mr. McMahon. The case was removed to the United States District Court for the District of Connecticut on August 7, 1991. The suit alleges that the Company breached an oral agreement to compensate Eadie for the use of his ideas in connection with a wrestling tag team called "Demolition" and to employ him for life. Plaintiff is seeking $6,500 in compensatory damages and unspecified punitive damages. The Company has denied any liability and is vigorously contesting this action. In a similar action filed against the Company on April 10, 1992 in the United States District Court for the District of Connecticut, Randy Colley, a former professional wrestler who had been one of the Company's performers, also alleges that the Company breached an oral agreement to compensate him for disclosing his idea for a wrestling tag team called "Demolition." He is seeking unspecified compensatory and punitive damages. The Company has denied any liability and is vigorously defending this action. Colley's claims were consolidated for trial with those of Eadie. The Company believes that both plaintiffs' claims are without merit. On July 12, 2000 Eadie filed a second amended complaint adding a new claim for breach of fiduciary duty. The parties are currently engaged in discovery regarding Eadie'e new claim and the Company intends to file a motion for summary judgment on that claim upon the completion of discovery. These cases are scheduled for trial on August 20, 2001. The Company believes that an unfavorable outcome in these actions may have a material adverse effect on its financial condition, results of operations or prospects.

     On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with the Company, filed suit in state court in Missouri against the Company, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The parties have agreed to a settlement agreement that dismisses all claims against the Company and the McMahons and allows the Company the right to pursue contribution and indemnity from the companies which manufactured and sold the equipment involved in the accident. The parties have obtained all necessary judicial approvals for the settlement agreement. As a result of the settlement, the Company recorded a charge of $7,000, which was included in selling, general, and administrative expenses for the nine months ended January 26, 2001.

     On September 20, 1999, the Company was formally served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with the Company, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass's complaint sought $20,000 in compensatory damages and $100,000 in punitive damages. On or about November 9, 1999, the Company received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On January 27, 2000, the EEOC closed its file on her claim. The Plaintiff filed a second amended complaint on October 20, 2000. Motions to Dismiss the second amended complaint were filed and granted in part on February 14, 2001. On March 5, 2001, the Company answered the surviving counts in the second amended complaint. Discovery in the case is currently ongoing. The Company believes that the claims are without merit and intends to vigorously defend against this action. Based on the Company's preliminary review of the allegations and the underlying facts, as the Company understands them, the Company does not believe that an unfavorable outcome in this action will have a material adverse effect on its financial condition, results of operations or prospects.

                 World Wrestling Federation Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)
                                   (Unaudited)

     On April 17, 2000, the WWF - World Wide Fund for Nature (the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and the Company. The Fund alleges that the Company's use of the initials "WWF" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of the Company's web sites; (ii) the Company's "scratch" logo; and (iii) certain oral uses in the contexts of foreign broadcasts of its programming, violate the agreement between the Fund and the Company. On August 29, 2000, the Company filed its defense and counterclaim. On January 24, 2001, the Fund requested leave of court to amend its complaint to add a count of money damages. Leave has not yet been granted. The Company believes that it has meritorious defenses and intends to defend the action vigorously. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

     On November 14, 2000, Plaintiff, Stanley Schenker & Associates, Inc. filed a complaint against the Company, relating to the termination of an Agency Agreement between the Company and Plaintiff. Plaintiff seeks compensatory damages and punitive damages in an unspecified amount, attorneys' fees, an accounting and a declaratory judgment. The Company believes that it has meritorious defenses and intends to defend the action vigorously. On December 15, 2000, the Company filed a motion to strike all the claims against it, with the exception of one count for breach of contract. The motion was fully briefed by both parties on February 7, 2001. The court has not yet ruled on the Company's motion to strike. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

     In response to a demand letter from the William Morris Agency, Inc., the Company filed an action on October 2, 2000 seeking declaratory, legal and equitable relief relating to Defendant's improper claims for commissions on business opportunities with which it had no involvement. Defendant filed a counterclaim on February 1, 2001 alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. The Company believes that it has meritorious defenses and intends to defend the action vigorously. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

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

          Our operations have been organized around three principal activities:

               . The creation, marketing and distribution of our live and televised entertainment and pay-per-view programming. Revenues are derived principally from ticket sales to our live events, purchases of our pay-per-view programs, the sale of television advertising time and the receipt of domestic and international television rights fees.

               . The marketing and promotion of our branded merchandise. Revenues are generated from royalties from the sale by third-party licensees of merchandise, the direct sale by us, including from our internet operations, of merchandise, magazines and home videos, and from our operations at WWF New York entertainment complex.

               . The Company's professional football league, the XFL, which consisted of costs related to its development and start-up through January 26, 2001.

Recent Developments

The XFL kicked off its season on February 3, 2001. Through the first five weeks of the season, attendance at the games averaged approximately 24,000. We have sold approximately 50% of our commercial inventory. Fan interest and enthusiasm remains strong across each of the eight markets.

The ratings in our programming remain strong. Smackdown! (TM) registered an average broadcast rating of 4.7 for the quarter and remained the top rated show on UPN reaching approximately 4.7 million households weekly. Raw is War (R) continues to hold the distinction of being the number one rated show on cable, achieving an average rating of 5.0 for the quarter and reaching approximately
3.9 million households weekly. For the television season to date, our nine hours of programming reached approximately 20 million viewers on a weekly basis. Our pay per views remain strong and we continue to be the top provider in the world with approximately 1.8 million domestic buys and approximately 0.2 million international buys during the three months ended January 26, 2001.

Commencing at the end of September our programming began to air on cable networks owned by Viacom. We transitioned Raw is War (R), Livewire (TM) and Superstars (TM) from the USA Network to TNN, while at the same time we transitioned Sunday Night Heat (R) from the USA Network to MTV. As a result of the transition our ratings have declined. We are working closely with TNN to rebrand their network and increase their distribution. Prior to September 2000, our programming aired on USA Network.

Our WWF Smackdown! (TM) program, which began in August 1999, continues to generate solid ratings and continues to remain the number one program on the UPN network. In August 2000, it was reported that News Corp.'s FOX network agreed to acquire Chris-Craft Industries and its affiliates, who own ten television stations in major markets throughout the United States, subject to Federal Communications Committee approval. These ten television stations, together with certain television stations owned by Viacom, form the UPN network. While we believe that this development will not cause any significant impact on WWF Smackdown! (TM), there can be no assurance in this regard.

We have continued to experience growth in the international marketplace. Our third quarter results reflect revenues from our new programming distribution agreements in the UK, Germany, Japan and Canada.

In May 2000, we acquired the WWF New York entertainment complex located in New York City, which continues to establish itself and airs our television shows weekly and recently opened a nightclub.

Recently, certain aspects of our branded merchandise business have been negatively impacted. More specifically, our licensing business has been negatively impacted by sluggishness in the toy and apparel categories industry-wide. Several of our more significant licensees were affected by a large build-up of inventory at retail. Recently, we instituted a consumer products marketing strategy which incorporates, as some of its features, programs to assist our licensees in the management of retail inventory, cross marketing techniques and other promotional campaigns. Additionally, sales of our home video products are also down, due to a reduction in the average order quantity. We are reevaluating our videos and the value-added notion with the advent of DVD. In addition, we are currently looking at alternatives, such as implementing an inventory/automatic re-order system or entering into new distribution agreements with major service providers in the industry, to maximize our distribution and improve sell-through levels. As a direct result of a contraction in the number of Internet companies and/or a change in their strategies, our Internet advertising sales for the quarter were reduced significantly. We are currently increasing our efforts in order to target and attract our existing television advertisers to our web site.

Results of Operations

Three months ended January 26, 2001 compared to the three months ended January 28, 2000

     Net Revenues. Net revenues were $111.2 million for the three months ended January 26, 2001 as compared to $98.4 million for the three months ended January 28, 2000, an increase of $12.8 million, or 13%. Live and televised entertainment activities accounted for $13.6 million offset partially by a decrease in branded merchandise of $0.8 million.

     Live and Televised Entertainment. Net revenues were $79.5 million for the three months ended January 26, 2001 as compared to $65.9 million for the three months ended January 28, 2000, an increase of $13.6 million, or 21%. Revenues from our domestic and international television rights fees increased by $8.9 million, which reflects our new agreement with Viacom which generates an additional $440,000 per week in fees and our new deal with Headline Sports in Canada. This increase also reflects new and renewals of existing international television agreements in the UK, Germany, Japan and various other countries. Pay-per-view revenues increased by $4.3 million for the three months ended January 26, 2001, which resulted partially from an increase of 0.2 million in domestic pay-per-view buys to approximately 1.8 million for the three months ended January 26, 2001 from approximately 1.6 million in the year ago quarter. In addition, we had 0.2 million international buys from our event in the UK for the quarter ended January 26, 2001. Included in the domestic buys for the three months ended January 26, 2001 were 0.4 million out of quarter buys as compared to 0.3 million in the year ago quarter. Although revenues for our live events remained flat, revenues increased by $2.6 million as a result of higher ticket prices, which were offset in full by a decrease in attendance.

     Branded Merchandise. Net revenues were $31.7 million for the three months ended January 26, 2001 as compared to $32.5 million for the three months ended January 28, 2000, a decrease of $0.8 million, or 2%. Of the $0.8 million decrease, $3.9 million was from licensing, $1.1 million was from home video and $0.9 million was from merchandise. These decreases were partially offset by an increase in publishing of $0.6 million and an increase from WWF New York of $4.6 million. Licensing revenues decreased by $3.9 million due primarily to reduced royalties generated in the toy category. Also, included in the prior year quarter are licensing revenues from WWF The Music Volume IV, which debuted in January 2000 and accounted for $1.4 million of the decrease. WWF The Music Volume V debuted in February 2001 and will be reflected in our fourth quarter results. Several of our more significant licensees were affected by a large build up of inventory at retail. Recently we instituted a consumer products marketing strategy which incorporates as some of its features, programs to assist our licensees in the management of retail inventory, cross marketing techniques and other promotional campaigns. Home video revenues decreased by $1.1 million due to a decrease in the number of units sold. Merchandise revenues decreased by $0.9 million due to decreased venue and catalog sales. In May 2000 we purchased the WWF New York entertainment complex in New York City which generated revenues of $4.6 million for the three months ended January 26, 2001. Publishing revenues increased by $0.6 million due to an increase in newsstand sales and a cover price increase for our WWF magazine.

     Cost of Revenues. Cost of revenues was $63.9 million for the three months ended January 26, 2001 as compared to $56.6 million for the three months ended January 28, 2000, an increase of $7.3 million, or 13%. Live and televised entertainment activities accounted for $6.2 million and branded merchandise activities accounted for $1.1 million of the increase. Gross profit as a percentage of net revenues was 42% in both the three months ended January 26, 2001 and January 28, 2000.

     Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $45.0 million for the three months ended January 26, 2001 as compared to $38.8 million for the three months ended January 28, 2000, an increase of $6.2 million, or 16%. Of the $6.2 million increase, $2.5 million was due to an increase in television costs, including production costs, staff related expenses, stage hands and freelance crews, due in part to Sunday Night Heat (R) being broadcast live from WWF New York. Since October 2000, travel costs increased by $1.9 million, due in part to costs associated with our lease of a corporate jet. Additionally, fees paid to our performers increased by $0.5 million, sponsorship expenses increased by $0.5 million and service fees for our pay-per-view events increased by $0.4 million. Gross profit as a percentage of net revenues were 43% in the three months ended January 26, 2001 as compared to 41% in the year ago quarter. The gross profit percentage increase of 2% was due primarily to increased rights fees resulting from our new deal with Viacom, offset partially from increased television costs.

     Branded Merchandise. The cost of revenues to market and promote our branded merchandise was $18.9 million for the three months ended January 26, 2001 as compared to $17.8 million for the three months ended January 28, 2000, an increase of $1.1 million, or 6%. The increase in cost of revenues was due to the cost of revenues associated with WWF New York of $1.4 million, which was acquired in May 2000 and an increase of $2.0 million related to new media partially offset by a decrease in licensing cost of revenues of $1.5 million and in home video cost of revenues of $0.8 million. The increase of $2.0 million in new media cost of revenues was due to costs associated with WWF.com and its satellite sites, a portion of which was directly related to increased revenues from WWFShopzone.com. Home video cost of revenues was lower due to a decrease in the duplication costs related to the reduced number of units produced and sold. Licensing cost of revenues decreased due to lower talent royalties and commissions, both of which are directly related to the reduction of revenues. Gross profit as a percentage of net revenues was 40% for the three months ended January 26, 2001 as compared to 45% in the year ago quarter. The gross profit percentage decrease of 5% was principally due to increased talent royalties as a percentage of sales for our branded merchandise, increased costs to support our web site and a shift in the mix of revenues within the branded merchandise segment.

     Performer Stock Options. In accordance with the provisions set forth in the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we recorded a third quarter fiscal 2001 non-cash charge of approximately $0.8 million relating to the granting of stock options to certain performers who are independent contractors. The options vest evenly over four years.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.9 million for the three months ended January 26, 2001 as compared to $17.7 million for the three months ended January 28, 2000, an increase of $6.2 million, or 35%. Of this increase, $2.9 million was associated with the WWF New York entertainment complex located in New York City. Additionally, $1.9 million was due to an increase in staff related expenses, which reflects an increase in headcount as we continue to add to our infrastructure to support our growth. In addition, $1.5 million was associated with our corporate communications efforts and professional fees. The number of personnel as of January 26, 2001 and January 28, 2000 was 677 (402 excluding 275 full and part-time WWF New York employees.) and 316, respectively. Selling, general and administrative expenses as a percentage of net revenues was 21% for the three months ended January 26, 2001 as compared to 18% in the year ago quarter.

     XFL Start-up Costs. XFL start-up costs were $14.0 million for the three months ended January 26, 2001, which we share equally with NBC. These costs were related to the development and start-up of our professional football league and consist primarily of staff related expenses, consulting fees and advertising and promotion expenses. As of January 27, 2001, the Company ceased reporting the XFL as a start-up operation and as a result revenues and costs from future operations will be classified separately in the consolidated financial statements.

As of March 1, 2001, we had 326 full-time XFL employees, including the individual team business offices and coaching staff, and 397 football players.

     Depreciation and Amortization. Depreciation and amortization expense was $3.0 million in the three months ended January 26, 2001 as compared to $0.7 million in the three months ended January 28, 2000. The increase of $2.3 million reflects $1.0 million of amortization associated with stock purchased by NBC, $1.2 million of depreciation from increased spending on capital projects, including depreciation associated with capital projects of WWF New York and the XFL, and $0.1 million of goodwill amortization related to WWF New York.

     Interest Expense. Interest expense was $0.2 million for the three months ended January 26, 2001 as compared to $0.7 million for the three months ended January 28, 2000. The decrease of $0.5 million was due to lower debt balances in fiscal 2001. On June 30, 1999, we issued a $32.0 million, note payable to our former sole stockholder. This note was unsecured, accrued interest at 5% and was paid in full as of April 30, 2000.

     Interest and Other Income. Interest and other income was $5.6 million for the three months ended January 26, 2001 as compared to $3.2 million for the three months ended January 28, 2000. The increase of $2.4 million was partially due to a $1.2 million gain on the sale of our property in Las Vegas, Nevada. Additionally, the increase was due to higher average interest rates and to a lesser extent, higher average cash and short-term investment balances for the three months ended January 26, 2001 as compared to the three months ended January 28, 2000.

     Provision for Income Taxes. Concurrent with our initial public offering, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal, state and foreign income taxes. Our effective tax rate, which otherwise would have been approximately 38.0%, was approximately 58.1% for the three months ended January 26, 2001 as compared to 22.0% for the three months ended January 28, 2000. Our provision for income taxes was $6.4 million in the three months ended January 26, 2001 as compared to $5.7 million in the three months ended January 28, 2000. Included in our pre-tax income for the three months ended January 26, 2001 was $1.0 million of amortization of non-cash stock charges, which are non-deductible for income tax purposes. Additionally, in connection with our venture agreement with NBC, we do not record a tax benefit for NBC's portion of the XFL's losses.

     Minority Interest. Minority interest was $7.1 million for the three months ended January 26, 2001, which reflects NBC's interest in the XFL.

Nine months ended January 26, 2001 compared to the nine months ended January 28, 2000

     Net Revenues. Net revenues were $324.9 million for nine months ended January 26, 2001 as compared to $262.9 million for the nine months ended January 28, 2000, an increase of $62.0 million, or 24%. Live and televised entertainment activities accounted for $58.2 million and branded merchandise activities accounted for $3.8 million of the increase.

     Live and Televised Entertainment. Net revenues were $236.4 million for the nine months ended January 26, 2001 as compared to $178.2 million for the nine months ended January 28, 2000, an increase of $58.2 million, or 33%. Pay-per-view revenues increased by $21.7 million in the nine months ended January 26, 2001, which resulted from an increase in domestic pay-per-view buys to approximately 5.7 million in the nine months ended January 26, 2001 from approximately 4.4 million in the prior year, an increase of 1.3 million. Included in these buys were 0.9 million and 0.6 million of prior year buys for the nine months ended January 26, 2001 and the nine months ended January 28, 2000, respectively. In addition, international buys were 0.3 million for the nine months ended January 26, 2001 as compared to 0.2 million in the prior year. Revenues from our domestic and international television rights fees increased by $14.8 million, which resulted primarily from our new agreement with Viacom and new and renewals of our existing international television agreements in the UK, Germany, Japan and various other countries. Revenues from the sale of advertising time and sponsorships increased by $14.7 million for the nine months ended January 26, 2001 as a result of the year to date impact of WWF Smackdown!
(TM) on UPN, which began in September 1999 and a higher rate per spot on our cable programming. Revenues from live events increased by $7.2 million due to increased average ticket prices, offset partially by a decrease in attendance.

     Branded Merchandise. Net revenues were $88.5 million for the nine months ended January 26, 2001 as compared to $84.7 million for the nine months ended January 28, 2000, an increase of $3.8 million, or 4%. Of the $3.8 million increase, $12.2 million related to the WWF New York, which we acquired in May 2000 and $2.3 million was from new media. These increases were partially offset by a decline in home video of $3.8 million and licensing of $7.6 million. The increase in new media revenues reflects improved sales at WWFShopzone.com, which was attributable to increased traffic on our website and a shift in consumer spending from our catalog to WWFShopzone.com. Home Video revenues decreased by $3.8 million due to a decrease in the number of units sold. Licensing revenues decreased by $7.6 million due to reduced royalties generated in the toy and apparel categories, offset by strong software sales. Several of our more significant licensees were affected by a large build up of inventory at retail. Recently we instituted a consumer products marketing strategy which incorporates as some of its features, programs to assist our licensees in the management of retail inventory, cross-marketing techniques and other promotional campaigns.

     Cost of Revenues. Cost of revenues was $180.6 million for the nine months ended January 26, 2001 as compared to $149.8 million for the nine months ended January 28, 2000, an increase of $30.8 million, or 21%. Live and televised entertainment activities accounted for $28.3 million and branded merchandise activities accounted for $2.5 million of the increase. Gross profit as a percentage of net revenues was 44% for the nine months ended January 26, 2001 as compared to 43% in the prior year.

     Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $132.9 million for the nine months ended January 26, 2001 as compared to $104.6 million for the nine months ended January 28, 2000, an increase of $28.3 million, or 27%. Of the $28.3 million increase, $7.2 million related to increased minimum advertising guarantees due substantially to our new contract with UPN and $2.2 million related to increased sponsorship expense. Of the remaining $18.9 million increase, $8.5 million was due to an increase in television costs, including production costs, staff related expenses and costs associated with stage hands and freelance crews. In addition, $2.4 million was due to an increase in fees paid to our performers offset partially by guest talent, which we did not have in the current fiscal year. Additionally, $1.4 million was due to an increase in arena rental charges and $1.0 million was due to increased service fees which were directly related to our increased live event and pay per view revenues, respectively. Travel costs increased by $2.3 million, due in part to costs associated with our lease of a corporate jet. Gross profit as a percentage of net revenues was 44% for the nine months ended January 26, 2001 as compared to 41% for the nine months ended January 28, 2000. The gross profit percentage increase of 3% was due to the additional number of prior year buys for which the associated costs have been substantially absorbed in the prior year and guest talent costs, which were incurred only in the nine months ended January 28, 2000, and to a lesser extent an increase in rights fees due to our new deal with Viacom.

     Branded Merchandise. The cost of revenues to market and promote our branded merchandise was $47.7 million for the nine months ended January 26, 2001 as compared to $45.2 million for the nine months ended January 28, 2000, an increase of $2.5 million, or 6%. Of this increase in cost of revenues, $3.8 million was due primarily to the cost of revenues associated with the WWF New York, which we acquired in May 2000, and $3.1 million related to new media. These increases were partially offset by a decrease of $2.5 million in home video and $3.6 million in licensing cost of revenues. The increase of $3.1 million in new media cost of revenues was primarily due to costs associated with WWFShopzone.com, which were directly related to increased revenues and increased technical and content staff related expenses to support our web site. The decrease in home video cost of revenues was due to lower units produced and sold in fiscal 2001. Licensing cost of revenues decreased due to lower talent royalties and commissions, both of which were directly related to a reduction in licensing revenues. Gross profit as a percentage of net revenues was 46% for the nine months ended January 26, 2001 as compared to 47% in the prior year.

     Performer Stock Options. In accordance with the provisions set forth in the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we recorded a third quarter fiscal 2001 non-cash charge of approximately $0.8 million relating to the granting of stock options to certain performers who are independent contractors. The stock options vest over a period of four years. Previously, we recorded a second quarter fiscal 2000 non-cash charge of approximately $6.0 million relating to the granting of stock options to performers who are independent contractors. These stock options, which vest over three years, were granted in conjunction with our October 19, 1999 initial public offering.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $77.5 million for the nine months ended January 26, 2001 as compared to $46.3 million for the nine months ended January 28, 2000 an increase of $31.2 million, or 67%. Of this increase, $7.0 million was due to the settlement of an outstanding lawsuit, which was net of insurance recoveries. As part of the settlement, we have the right to pursue contribution and indemnity from the companies, which manufactured and sold the equipment involved in the accident. Of the remaining $24.2 million increase, $6.5 million was due to an increase in staff related expenses, which reflects an increase in headcount as we continue to add to our infrastructure to support our growth. The increase also reflects the full nine-month effect of new employment contracts with the Chairman and the Chief Executive Officer, which became effective July 1, 1999. In addition, the increase also relates to $7.8 million associated with the WWF New York entertainment complex, $2.2 million associated with our corporate communications efforts and $1.6 million related to increased advertising and promotion costs, partially due to the transition of five hours of our programming to networks owned by Viacom. The number of personnel as of January 26, 2001 and January 28, 2000 was 677 (402 excluding 275 full and part-time WWF New York employees.) and 316, respectively. Selling, general and administrative expenses as a percentage of net revenues, exclusive of the $7.0 million settlement, was 22% for the nine months ended January 26, 2001 as compared to 18% for the nine months ended January 28, 2000.

     XFL Start-up Costs. XFL start-up costs were $22.0 million in the nine months ended January 26, 2001. These costs were related to the development and start-up of our professional football league and consist primarily of staff related expenses, consulting fees and advertising and promotion expenses. Of the $22.0 million in start-up costs, $1.5 million was incurred in the first quarter of fiscal 2001, $6.5 million was incurred in the second quarter of fiscal 2001 and $14.0 million was incurred in the third quarter of fiscal 2001. As of January 27, 2001, the Company ceased reporting the XFL as a start-up operation and as a result, revenues and costs from future operations will be classified separately in the consolidated financial statements. As of March 1, 2001, we had 326 full-time XFL employees, including the individual team business offices and coaching staff, and 397 football players.

     Depreciation and Amortization. Depreciation and amortization expense was $7.2 million for the nine months ended January 26, 2001 as compared to $1.8 million for the nine months ended January 28, 2000. The increase of $5.4 million reflects $2.7 million of amortization associated with stock purchased by NBC, $2.4 million of depreciation from increased spending on capital projects, including depreciation associated with capital projects of WWF New York and the XFL, and $0.3 million of goodwill amortization related to WWF New York.

     Interest Expense. Interest expense was $0.7 million for the nine months ended January 26, 2001 as compared to $1.8 million for the nine months ended January 28, 2000. The decrease of $1.1 million was due to lower debt balances in fiscal 2001. On June 30, 1999, we issued a $32.0 million note payable to our former sole stockholder. This note was unsecured, accrued interest at 5% and was paid in full as of April 30, 2000.

     Interest and Other Income. Interest and other income was $11.8 million for the nine months ended January 26, 2001 as compared to $4.9 million for the nine months ended January 28, 2000. The increase of $6.9 million was primarily due to increased interest income resulting from significantly higher cash and short-term investment balances in fiscal 2001 and higher average interest rates. Our average cash and short-term investment balance for the nine months ended January 26, 2001 was approximately $240.0 million as compared to approximately $130.0 million for the nine months ended January 28, 2000. In addition, $1.2 million of the increase was due to a gain on the sale of our property in Las Vegas, Nevada.

     Provision for Income Taxes. Concurrent with our initial public offering, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal, state and foreign income taxes. Our effective tax rate, which otherwise would have been approximately 38%, was approximately 47.6% for the nine months ended January 26, 2001. As a result, our provision for income taxes was $22.9 million in the nine months ended January 26, 2001. For the nine months ended January 28, 2000 we were taxed at an effective rate of approximately 22.1%, resulting in a provision for income taxes of $13.7 million. Included in our pre-tax income for the nine months ended January 26, 2001 was $2.6 million of amortization of non-cash stock charges, which are non-deductible for income tax purposes. Additionally, in connection with our venture agreement with NBC, we do not record a tax benefit for NBC's portion of the XFL's losses.

     Minority Interest. Minority interest was $11.2 million for the nine months ended January 26, 2001, which reflects NBC's interest in the XFL.

Liquidity and Capital Resources

Cash flows provided by operating activities for the nine months ended January 26, 2001 and January 28, 2000 were $7.8 million and $60.0 million, respectively. The decrease in cash flows from operations was due primarily to both NBC and our share of start-up costs related to the XFL of $22.0 million, the settlement of an outstanding lawsuit of $7.0 million, the net payment of income taxes of $30.9 million and prepaid costs associated with the XFL which will be expensed during the season. In connection with the initial public offering, our tax status changed to a C Corporation. Prior to the initial public offering, we were an S Corporation and accordingly, federal and certain state income taxes were paid by the sole shareholder. For the nine months ended January 28, 2000, we had $5.4 million in income tax payments. Working capital, consisting of current assets less current liabilities was $277.1 million as of January 26, 2001 and $219.8 million as of April 30, 2000.

     Cash flows used in investing activities for the nine months ended January 26, 2001 and January 28, 2000 were $101.3 million and $8.9 million, respectively. Included in the $101.3 million was $64.0 million invested in short-term investments. As of January 26, 2001 we had approximately $171.3 million invested in short term corporate and government obligations and mortgage backed securities. The purchase of property and equipment of $24.3 million during the nine months ended January 26, 2001 was related to the purchase of equipment for our television and post-production facility, modifications to our corporate headquarters in Stamford, Connecticut in order to accommodate the increase in personnel, including those hired for the XFL and various football equipment related to the XFL. Capital expenditures for the next twelve to eighteen months, excluding the XFL and WWF New York, are estimated to be approximately $35.0 million. On May 3, 2000, we purchased the WWF New York entertainment complex in Times Square from our licensee for approximately $24.5 million. We expect to make $5.0 million to $7.0 million in capital expenditures in fiscal 2001 relating to this facility. Net proceeds related to the sale of our property in Las Vegas on December 22, 2000 were $11.3 million. Previously this had been classified on our consolidated balance sheet as an asset held for sale.

     Cash flows provided by financing activities for the nine months ended January 26, 2001 and January 28, 2000 were $75.2 million and $145.8 million, respectively. On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of our Class A common stock at $13 per share for a total investment of $30.0 million. As a result of this stock purchase, we recorded a non-cash charge of $10.7 million, which is being amortized over thirty months and commenced in the first quarter of fiscal 2001. On July 28, 2000, Viacom purchased approximately 2.3 million shares of our Class A common stock at $13 per share for a total investment of $30.0 million. During the nine months ended January 26, 2001 both NBC and we made cash capital contributions of approximately $15.0 million each to fund the XFL. In fiscal 2001, we expect to invest approximately $40.0 million for our share of the XFL's start-up costs, its first season of operations and its capital expenditures. In accordance with the terms of our agreement with NBC, until NBC converts its non-voting equity into voting equity, we will control and manage the operations of the venture.

     On December 22, 1997, we entered into a $10.0 million revolving credit agreement with IBJ Schroder Business Credit Corporation that expired on December 21, 2000. As a result of our current cash and short-term investment balances, we do not anticipate the need for this working capital line in the short-term.

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

     Our aggregate minimum payment obligations under these contracts is $56.9 million, $49.1 million, and $42.8 million for fiscal 2001, 2002 and 2003, respectively. We anticipate that all of these obligations will be satisfied out of cash flows from operating activities.

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

Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 137 and No. 138 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value, and based on the amendment, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which, therefore, would require us to adopt such statement on May 1, 2001. Although our involvement in derivative type instruments is limited, the adoption of this statement would require us to reflect on our balance sheet the estimated fair value of warrants that we received in connection with some license agreements.

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

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

11.1 Computation of Net Income Per Common Share

(b.) Reports on Form 8-K

     On November 2, 2000, the Company filed a Report on Form 8-K dated November 1, 2000 under Item 5 Other Events.

     On December 28, 2000, the Company filed a Report on Form 8-K dated December 26, 2000 under Item 5 Other Events.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  World Wrestling Federation Entertainment, Inc. (Registrant)

Dated:  March 12, 2001             By: /s/ August J. Liguori
                                      ---------------------
                                      August J. Liguori
                                      Executive Vice President,
                                      Chief Financial Officer and Treasurer