Form 10-K
period 2001-04-30
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 2001-07-27
CIK 1091907

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                TO                .
                         COMMISSION FILE NUMBER 0-27639

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

CLASS A COMMON STOCK, $.01 PAR VALUE PER SHARE            NEW YORK STOCK EXCHANGE
            (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock held by non-affiliates of the Registrant at July 3, 2001 was approximately $242,418,469.

    As of July 3, 2001, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 16,265,384 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 56,667,000 shares.

    PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     9
Item 3.   Legal Proceedings...........................................    10
Item 4.   Submission of Matters to a Vote of Security Holders.........    11

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    12
Item 6.   Selected Historical Consolidated Financial and Other Data...    13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    17
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    24
Item 8.   Consolidated Financial Statements and Schedule..............    24
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    24

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........     *
Item 11.  Executive Compensation......................................     *
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     *
Item 13.  Certain Relationships and Related Party Transactions........     *

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    25

---------------
* Incorporated by reference from the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement").

                                     PART I

ITEM 1.  BUSINESS

     We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring our successful World Wrestling Federation brand. We have been involved in the sports entertainment business for over 20 years, and have developed the World Wrestling Federation into one of the most popular forms of entertainment today.

     We have experienced significant growth in many aspects of our business. The key economic drivers of our business, such as attendance, pay-per-view buys and ratings are manifestations of our strong presence in the marketplace and the stability and loyalty of our fan base. Our growth has been driven by our success in monetizing this fan base across our revenue streams. We continue to produce high quality branded programming, live events and consumer products for worldwide distribution. At the same time, the demographics of our fan base is of particular interest to our advertisers and sponsors who view us as a steady and reliable vehicle to promote their products. We believe our brand can be further leveraged to enhance our existing businesses by promoting our brand identity through sponsorships, licensing, marketing, advertising and other activities featuring our performers and through our entertainment complex at which we air our regularly scheduled TV shows and pay-per-views and our performers make appearances. We anticipate continuing to develop broader distribution arrangements for the brand both in the United States and on a global basis.

     World Wrestling Federation Entertainment, Inc., formerly known as Titan Sports, Inc., was incorporated in Delaware in 1987, and in 1988 we merged with our predecessor company, which had existed since 1980. In October 1999, we sold 11,500,000 shares of Class A common stock to the public at an initial offering price of $17.00 per share. To further broaden our exposure in the financial marketplace, in October 2000, we began trading our Class A common stock on the New York Stock Exchange under the symbol "WWF." Our operations include our wholly-owned subsidiaries, World Wrestling Federation Entertainment Canada, Inc., Stephanie Music Publishing Inc., TSI Realty Company, Event Services, Inc., WWF New York Inc., WWF Hotel and Casino Ventures LLC., WWFE Sports, Inc., WCW, Inc. and our majority owned subsidiary, Titan/Shane Partnership. WWFE Sports, Inc. owns 50% and has operating control of XFL, LLC., which was a venture established with NBC. We discontinued the operations of the XFL, LLC. and the necessary adjustments to our Consolidated Financial Statements have been reflected as of April 30, 2001.

     In this Annual Report on Form 10-K, "WWFE" refers to World Wrestling Federation Entertainment, Inc. and its subsidiaries and its predecessors, unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to WWFE and its subsidiaries. World Wrestling Federation(R) and the stylized and highly distinctive World Wrestling Federation scratch logo are two of our marks. Because insertion of our scratch logo is impossible to insert into the text of this Annual Report on Form 10-K, we refer to the scratch logo as "WWF" herein for explanatory purposes only. In commerce, we use the scratch logo exclusively rather than the initials in block letters. The Annual Report on Form 10-K also contains other of our trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

CREATIVE DEVELOPMENT AND PRODUCTION

     Our creative team, headed by Vincent McMahon, develops soap opera-like storylines employing the same techniques that are used by many successful television series. We create compelling and complex characters and weave them into interactive entertainment that combines social satire, action adventure, drama, mystery, athleticism and humor. The interactions among the characters reflect a wide variety of contemporary topics, often depicting exaggerated versions of real life situations and typically containing "good versus evil" or "settling the score" themes. Storylines are usually played out in the wrestling ring, our main stage, and typically unfold on our weekly television shows and monthly pay-per-view events. Woven into the storylines is the ongoing competition for the various World Wrestling Federation(R) championship titles.

     In addition, our creative team develops a character for each performer. Once a character's basic traits have been formulated, we work to define and emphasize those traits through various accessories, including costumes and entrance music. We own the rights to substantially all of our characters, and we exclusively license the rights we do not own through agreements with our performers.

     Our success is, in large part, due to the continuing popularity of our performers. We currently have exclusive contracts with approximately 160 performers, ranging from development contracts with prospective performers to long term guaranteed contracts with established performers. These contracts vary depending upon a number of factors, including the individual's popularity with our audience, their skill level and prior experience. Our performers are independent contractors who are highly trained and motivated and portray popular characters such as Stone Cold Steve Austin(TM), The Rock(TM), The Undertaker(R), Triple H(TM), Kane(TM) and Kurt Angle(TM). We constantly seek to identify, recruit and develop additional performers for our business. Once recruited, established performers are immediately incorporated into our storylines while less experienced performers are invited to participate in our extensive training program. Under agreements with regional promoters of wrestling events, promising candidates are often "loaned" to the regional promoters allowing these new performers to hone their skills by working in front of live audiences and appearing on local television programs. The most successful and popular performers are then incorporated into our television programming and pay-per-view events where their characters are more fully developed.

     With limited exceptions, we retain all proprietary rights in perpetuity to any intellectual property that is developed in connection with the characters portrayed by our performers. This includes the character and any associated costumes, names, props, story lines and merchandise. Our performers share in a portion of the revenues that we receive. We believe that our relationships with our performers are good.

     Our continuing operations are reported within two reportable segments, Live and Televised Entertainment and Branded Merchandise.

LIVE AND TELEVISED ENTERTAINMENT

     Live events, television programming and pay-per-view programming are our principal creative and production activities. Revenues from these activities were approximately $335.7 million, $265.5 million and $170.1 million in fiscal 2001, 2000 and 1999, respectively. For additional segment information, see Note 16 of Notes to Consolidated Financial Statements.

  Live Events

     Live events are the cornerstone of our business, providing the content for our television and pay-per-view programming. Each event is a highly theatrical production, which involves a significant degree of audience participation and employs various special effects, including lighting, pyrotechnics, powerful entrance music and a variety of props.

     In fiscal 2001, we held 212 live events in approximately 100 cities in North America, including 18 of the 20 largest metropolitan areas in the United States, as well as several international locations. We have consistently held our live events at major arenas, such as Madison Square Garden in New York City, Arrowhead Pond of Anaheim, Allstate Arena in Chicago, First Union Center in Philadelphia, Fleet Center in Boston and Earls Court in London, England. Attendance at our live events was approximately 2.5 million for the fiscal years ended April 30, 2001 and 2000 and approximately 2.3 million for the fiscal year ended April 30, 1999.

     We promote our live events through a variety of media, including television, radio, print and the Internet. Our revenues from live events are primarily derived from ticket sales, with prices for our live events averaging approximately $33 per ticket. The operator of a venue at which our live event is held typically receives a fixed fee or a percentage of the revenues from ticket and merchandise sales. WrestleMania(R) X-Seven was a record breaking live event for both us and Houston's Reliant Astrodome. Attendance exceeded 67,900 and broke the box office record for that venue with gross receipts of approximately $3.5 million.

     Revenues from live events were approximately $81.9 million, $68.9 million and $49.6 million in fiscal 2001, 2000 and 1999, respectively.

  Television Programming

     We are an independent producer of television programming. Relying primarily on our in-house production capabilities, we produce seven shows consisting of nine hours of original programming 52 weeks per year. On a weekly basis, our nine hours of programming average approximately 20 million viewers. In addition to our television programming, we also produce 12 domestic pay-per-views and 2 international pay-per-views annually.

     Commencing at the end of September, our programming began to air on cable networks owned by Viacom. We transitioned Raw is War(R), Livewire(TM) and Superstars(TM) from the USA Network to The National Network "TNN" and we transitioned WWF Sunday Night Heat(R) from the USA Network to MTV. Currently TNN is available in approximately 81 million households and MTV is available in approximately 79 million households. WWF SmackDown!(TM) continues to air on the United Paramount Network ("UPN"), which is currently available in approximately 89 million households . Raw is War(R) is our two hour live production, which airs in primetime and according to Nielsen Media Research, has consistently been the number one rated regularly scheduled show on cable television for over two years. WWF SmackDown!(TM) is a taped two hour program that airs in primetime and, according to Nielsen Media Research, has been the number one rated regularly scheduled program on UPN since its inception. WWF Sunday Night Heat(R) is a live one hour show eminating from our entertainment complex, WWF New York. Livewire(TM) and Superstars(TM) are post produced "magazine" type shows that air on Saturday and Sunday mornings, and WWF Metal(TM) and WWF Jakked(TM) are our two syndicated programs, shown by over 140 broadcast stations across the country.

     For our programs on Viacom platforms, there are a variety of financial arrangements relating to advertising and rights fees.

     Advertising revenues were $90.2 million, $77.9 million and $30.1 million for the fiscal years ended April 30, 2001, 2000 and 1999, respectively.

     Due to the density of certain key demographics that our programming reaches, we are an attractive and efficient buy to advertisers. Our programming is principally directed to audiences aged 18 to 34, and in recent years, our audience has expanded to other demographics, including teenagers ages 12 to 17. Since our programming appeals to such a wide spectrum of age groups, we voluntarily designate the suitability of each of our shows using standard television industry ratings.

     We sell a substantial portion of the advertising time on our television programs to over 110 major advertisers and sponsors. We also sell sponsorships designed to meet the promotional needs of advertisers. These range from presenting the Slam Of The Week, a 35-second spot that airs within our television programs, to sponsoring our annual WrestleMania(R) event. Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including television, Internet and print advertising, arena signage, on-air announcements and special appearances by our performers. Additionally, as part of certain sponsorship packages, we produce commercials featuring our performers. We advertise products from some of the leading companies in the food and beverage, video game, toy, movie and television studio and telecommunications industries, among others.

     Advertising time and customized sponsorship programs are sold directly by our New York, Chicago and Toronto-based sales forces. We believe that we are uniquely positioned to offer comprehensive advertising programs across all of our media outlets, including our television shows, magazines, Internet sites, and various live and pay-per-view events. We believe that our ability to offer such a comprehensive program enables us to maximize the value of the advertising time in our television programs. For the ability to control the advertising inventory, we pay the network the greater of a fixed percentage of our net advertising revenues less certain adjustments or a minimum guaranteed amount. With respect to WWF Sunday Night Heat(R), while MTV sells the advertising inventory, we have a similar share in the participation of the net revenues as if we were selling the advertising inventory. In connection with our UPN program we receive production credits in the amount of $300,000 per week which are taken into consideration when computing advertising participation. In connection with our TNN and MTV programming, we receive a rights fee totaling $550,000 per week.

     Our state-of-the-art facility in Stamford, Connecticut, which houses our television and music recording studios and post-production operations, is staffed by 106 employees, including producers, directors, editors, cameramen, audio engineers, graphic designers, English and Spanish-speaking announcers and an administrative staff that oversees the production schedule. Our staff is augmented by freelance technicians who assist in our remote television broadcasts.

     As part of our strategy to develop new programming and in conjunction with our strategic alliance with Viacom, we recently introduced a weekly half hour reality-based program, WWF Tough Enough(TM), which premiered on MTV in June 2001 and immediately follows WWF SmackDown!(TM). WWF Tough Enough(TM) is a 13 week series that is a joint collaboration with MTV, for which we receive a rights fee per episode. To date, the program has been the number one rated basic cable program among persons 12-34 on Thursday nights.

  Pay-Per-View Programming

     On a monthly basis, our storylines either culminate or change direction at each pay-per-view. We intensively market and promote the storylines that are associated with our upcoming pay-per-view event through our television shows, our Internet sites, and a variety of other promotional campaigns. We produce 12 domestic pay-per-view programs and two international pay-per-view programs annually, which consistently rank among the pay-per-view programs achieving the highest number of buys. Pay-per-view buys of our domestic events have continued double digit growth over the past three fiscal years, increasing to 8.0 million in fiscal 2001 from 6.9 million in fiscal 2000 and 5.4 million in fiscal 1999. WrestleMania(R), our premiere event, generated approximately 0.9 buys million for fiscal 1999, 1.0 million buys for fiscal 2000 and is currently estimated to exceed 1.0 million buys for fiscal 2001. A substantial amount of the total buys for an event and the related payment is determined and paid by the cable and satellite distributors within 120 days after the event. Final reconciliation is completed within one year. WrestleMania(R) has a suggested retail price of $39.95 and each of our other 11 domestic pay-per-view events has a suggested retail price of $29.95.

     Currently, pay-per-view is available to approximately 47 million cable and satellite subscribers in the United States. Our pay-per-views are available to approximately 45% of all domestic cable homes with inDemand being the largest distributor with approximately 28 million cable subscribers. Other major distributors include DIRECTV, Echostar and a growing number of international affiliates which continue to increase the potential subscriber base for our pay-per-view events. We recently introduced the WWF Blast Area(TM) program, which distributes our pay-per-view events to commercial locations for public viewing. Consistent with industry practices, we share the revenues with the cable systems and satellite providers and pay fees to inDemand.

     In fiscal 2001, we introduced WWF Fanatics(TM), a new post produced pay-per-view program, which utilizes content from our extensive tape library. Each new program airs throughout the month.

     Pay-per-view revenues were $128.2 million, $106.4 million and $81.0 million for the fiscal years ended April 30, 2001, 2000 and 1999, respectively.

  International

     We continue to expand our global reach through the distribution of our television programming which is currently broadcast in over 130 countries and 13 different languages. We continue to build on our distribution throughout Asia, Europe, Latin America and Australia and continue to secure new television distribution agreements on terrestrial, cable and satellite platforms throughout those locations. Most notably we have recently signed distribution agreements with broadcasters in Hong Kong, Japan, South Korea, Australia, and Russia. As we continue to develop new characters in the future and expand our storylines for our programming, we will have the opportunity to increase the number of international tours and pay-per-view events without impacting our domestic operations. We believe there is a strong demand internationally, and with the additional talent, storylines and programming, we should be in a much stronger position to meet this demand.

     Our agreement with BSkyB in the UK has significantly expanded our access to the UK market. Our last two UK pay-per-view specials generated a 57% increase in buys from fiscal 2000 to approximately 0.3 million buys. In connection with our agreement with BSkyB, we are committed to have a minimum of two UK pay-per-view programs during each fiscal year through April 30, 2003.

BRANDED MERCHANDISE

     We offer a wide variety of branded merchandise through a licensing program and a comprehensive direct sales effort. Our revenues from the sale of our branded merchandise were approximately $120.4 million, $113.8 million and $81.4 million in fiscal 2001, 2000 and 1999, respectively. For additional segment information, see Note 16 of Notes to Consolidated Financial Statements.

  Licensing and Direct Sales

     We have an established licensing program using our World Wrestling Federation(R) mark and logo, copyrighted works and characters on thousands of retail products, including toys, video games, apparel, and a wide assortment of other items. In all of our licensing agreements, we retain creative approval over the design, packaging, advertising and promotional material associated with all licensed products to maintain the distinctive style, look and quality of our intellectual property and brand. Our licensing agreements provide that we receive a percentage of the wholesale revenues as a royalty and require minimum guarantees.

     Our direct merchandise operations consist of the design, marketing and sale of various products, such as shirts, caps and other items, all of which feature our characters and/or our scratch logo. All of these products are designed by our in-house creative staff and manufactured by third parties. The merchandise is sold at our live events under arrangements with the arenas, which receive a percentage of the revenues. Our merchandise is also sold through internally developed catalogs, which are distributed periodically as part of World Wrestling Federation Magazine and RAW Magazine. We also sell merchandise on a direct basis via our television shows, our wwfshopzone.com Internet site and our retail store, which is part of WWF New York(TM). During 2001, we began to plan and execute marketing programs with major retailers across the country where we have implemented contests, sweepstakes and other promotions at store locations.

  Home Video

     We own and continue to amass a video library containing thousands of hours of programming from our pay-per-view events and our television shows dating back to the 1970s. Beginning in the mid-1980s, this library was used in the production and sale of home videos by a licensee. In 1998, we began to produce and market home videos in-house. In addition to producing videos from our library footage, we create new videos utilizing original footage produced specifically for this purpose. We create master tapes and contract with a third party to duplicate and distribute the videos to retailers nationwide. Our videos are sold at retail sales prices ranging from $14.95 to $34.95. In fiscal 2001 we released 32 new titles, totalling 1.5 million units. According to Billboard Magazine, six of our home videos ranked among the top 10 best selling home videos in the "Recreational Sports" category as of July 3, 2001. For fiscal 2001, our home video revenues were derived from sales through approximately 40 unaffiliated distributors and/or direct customers.

     As part of our strategy to grow our business and increase retail distribution, we recently signed an agreement with Sony Music Video to handle the distribution of all our home video products at retail. In addition, our strategy also includes seeking to gain distribution in new retail channels and to implement new product offerings.

  SmackDown!(TM) Records

     Music is an integral part of the entertainment experience at our live events and on our television programs. We compose and record theme songs tailored to our characters in our recording studio in Stamford,

Connecticut. We and a third-party music publisher own the musical composition rights to this music and we own all of the sound recording rights to our master recordings. A third party manufactures, markets and distributes CDs of our music to retailers nationwide, such as MusicLand, K-Mart, Wal-Mart, Best Buy and Transworld.

     Six albums containing our music have been released to date. Our most recent compilation WWF The Music Volume V, reached number two on the Billboard Top 200 Album Chart and achieved gold status, selling approximately 0.6 million units as of July 3, 2001. In addition, WWF Aggression, a hip hop compilation of our entrance music, reached number eight on the Billboard Top 200 Album Chart and achieved gold status, selling approximately 0.6 million units as of July 3, 2001. During fiscal 2002, we plan to release a rock compilation, which will be our first album with Columbia Records, a unit of Sony Music Entertainment.

     As a natural outgrowth of the continuing popularity of our music, our marketing and promotional skills coupled with the exposure on our television programs and at WWF New York(TM) and the demographic make up of our fan base, we established our own record label, SmackDown!(TM) Records in August 2000. We plan to sign, market and develop new musical artists, ranging from hard rock to hip hop to appeal to our fan base. We have hired a director of artists and repertoire who will be responsible for overseeing and giving direction in the recording process and talent scouting. Additionally, we recently signed a new band, Neurotica, scheduled to release its first album in fiscal 2002.

  Publishing

     Our publishing operations consist primarily of two monthly magazines, World Wrestling Federation Magazine and RAW Magazine and a series of specials, all of which are used to help shape and complement our story lines in our television programs and at our live events. We also include our direct marketing catalog in our magazines on a quarterly basis. The magazines include color photographs taken at recent live events, biographies and features of our performers, and human interest articles. Our in-house publishing and editorial departments prepare all of the editorial content and use outside contractors to print and distribute the magazines to subscribers and newsstands. The combined circulation for our monthly magazines was approximately 6.7 million and circulation for our specials was approximately 0.9 million in fiscal 2001.

     Through our relationship with ReganBooks, an imprint of Harper Collins, we expanded our book publishing licensing program. We have broadened into literary genres beyond autobiographies, including children's books, cookbooks and historical anthologies. To date, seven titles have been released, with six making an appearance on the New York Times Bestseller List and three reaching the number 1 position. In fiscal 2001, we published Mick Foley's Christmas Chaos, which reached number 5 on the New York Times Children's List; Chyna: If They Only Knew, which reached number 2 on the New York Times Non-fiction List; The Official Insider's History of WrestleMania(R), which reached number 12 on the New York Times Non-fiction List and Can You Take The Heat -- The WWF Is Cooking. Mick Foley's second autobiography, Foley Is Good was released in May 2001 and reached number 1 on the New York Times Non-fiction List two weeks following its release. We are currently exploring new alternatives with other larger publishing entities.

     During fiscal 2000, we released two hardcover autobiographies of our performers, The Rock Says... and Mankind: Have a Nice Day. Both books reached number 1 on The New York Times Bestsellers List.

  New Media

     We utilize the Internet to promote our brand, create a community experience among our fans and to market and distribute our various products. Through our network of Internet sites, our fans can purchase our branded merchandise online, obtain our latest news and information, including content that is accessible only online, stay abreast of our evolving storylines, tap into interactive chat rooms to communicate with each other and our performers, and experience archived video and audio clips of performers and previous media events. We promote wwf.com on our televised programming, at our live events, in our two monthly magazines and in substantially all of our marketing and promotional materials. In addition to wwf.com, our network of sites includes, among others, wwfshopzone.com, stonecold.com, therock.com, wwfdivas.com, wwfhhh.com, undertaker.com and wwfecorpbiz.com. WWF.com also has properties dedicated to SmackDown! Records,

WWF New York(TM) and a special website dedicated to parents. New online features added in fiscal 2001 include a new chat engine, branded superstar browsers, polling and interactive games.

     We have experienced a significant increase in the number of people visiting our sites and purchasing our products via the Internet. In April 2001, our Internet sites generated approximately 300 million page views as compared to 200 million page views in April 2000. According to Net Score, we had approximately
8.7 million visitors in April 2001 as compared to 4.4 million in April 2000. The
8.7 million visitors spent an average of 28 minutes on our site.

     WWF Shopzone has achieved significant growth over the past three years. Our WWF Shopzone revenues were $6.9 million, $4.2 million and $2.7 million in fiscal 2001, 2000 and 1999, respectively. We will continue to invest in our new media business and keep a forward looking perspective on changes in technology. Our Internet advertising sales have not fully been monetized due to the general lack of acceptance by major advertisers to use the internet as an effective advertising medium. For the year ended April 30, 2001, our new media advertising revenues decreased to $5.6 million from $6.9 million in fiscal 2000. We believe, however, that we are well positioned to attract major companies to advertise on our website once a transition takes place within the advertising industry to commit more dollars to advertising on the Internet. Our desirable demographics, combined with the volume of traffic on our network of Internet sites, should enable us to secure campaigns with such major advertisers. We will continue to use our website network as a marketing tool as well as a vehicle to sell our merchandise.

  WWF New York(TM)

     In May 2000, we purchased our 46,500 square foot entertainment complex located in Times Square for approximately $24.5 million. As part of our strategic initiative, through April 30, 2001 we invested an additional $9.5 million to further develop the entertainment value of the complex while at the same time providing a television and recording sound stage and studio. The complex includes a 960 seat restaurant, 2,200 square feet of retail space and a video arcade. The complex provides for a variety of entertainment uses, including:

     - the airing of our regularly scheduled TV shows and pay-per-views,

     - the backdrop for our live one hour program on MTV, WWF Sunday Night Heat(R),

     - the potential showcase of some of our up and coming rock groups and acts,

     - ongoing appearances by our performers and autograph sessions, and

     - a night club, known as The World.

For its first year of operations, which was fiscal 2001, WWF New York generated net revenues of $16.6 million and it incurred an operating loss of $0.2 million, excluding depreciation and amortization.

OTHER BUSINESS DEVELOPMENTS

     In February 2000, we began the start-up operations of our professional football league, the XFL(TM), which was a 50/50 venture with NBC. The league consisted of eight teams that played 10 games each After the completion of the season, we decided to discontinue the operations and accordingly, the operations of the XFL(TM) have been reflected as Discontinued Operations in our Consolidated Financial Statements which include adjustments made to reflect the ultimate disposition of these operations. We determined that the investment required and the risk inherent in continuing the venture were not commensurate with the potential return. For the fiscal year ended April 30, 2001, our portion of the loss from the operations of the XFL(TM) and its estimated shutdown costs were $46.9 million, net of applicable tax benefits. Included in the $46.9 million net loss was $10.7 million of non-cash charges. See Note 19 of Notes to the Consolidated Financial Statements.

     In March 2001, we acquired substantially all of the intellectual properties and certain other assets of World Championship Wrestling(R) (the "WCW(R)"), including the trade name, tape library and other intangible assets from a subsidiary of AOL Time Warner for $2.5 million. In addition, we incurred certain related costs to acquire these assets of approximately $1.8 million. The additional characters and storylines that we can develop opens new opportunities for growth in all aspects of our business. As a result of this acquisition, we are adding thousands of hours to our tape library that can be repurposed for home videos, television, Internet streaming and broadband applications.

COMPETITION

     We compete for advertising dollars with other media companies. For our live, television and pay-per-view audiences we face competition from professional and college sports as well as from other forms of live and televised entertainment and other leisure activities. We compete with entertainment companies, professional sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise. Certain companies with whom we compete have greater financial resources than we do.

TRADEMARKS AND COPYRIGHTS

     Intellectual property is material to all aspects of our operations and we expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to maintain compliance vis-a-vis other parties' intellectual property. We have a large portfolio of registered and pending trademarks and service marks worldwide and maintain a large catalog of registered copyrights on all of our merchandise containing artwork, including merchandise, music, photographs, books and magazines, videos and apparel art. The focus of our continuous registration effort is to seek copyright and trademark registration of marks and works which embody our originally created characters portrayed by our performers and which encompass images, likenesses or names of these characters, commonly referred to as their trade dress. We also own a large number of Internet web domain names and have a network of developed sites, which contribute to the exploitation of our trademarks and service marks worldwide. We have the right to use the initials "WWF" as a servicemark and trademark for our sports entertainment services. In 1994, we entered into an agreement with an unaffiliated third party, WWF -- World Wide Fund for Nature (the "Fund"), a nonprofit environmental conservation organization, that sets forth limitations with respect to our use of these initials domestically and internationally. This agreement did permit our use of the then-current World Wrestling Federation(R) logo anywhere in the world. Our current scratch logo contains the initials "WWF" in a stylized and highly distinctive way and is a separate and independently recognized commercial impression. While we believe that the logo is not restricted by the agreement, the Fund initiated litigation seeking injunctive relief and damages for alleged breaches of the agreement. See "Legal Proceedings."

     We vigorously enforce our intellectual property rights by, among other things, searching the Internet to ascertain unauthorized use of our intellectual property, seizing goods at our live events that feature unauthorized use of our intellectual property and seeking restraining orders in court against any individual or entity infringing on our intellectual property rights.

EMPLOYEES

     As of July 3, 2001, excluding our WWF New York(TM) operations, we had 434 full-time employees. Of that total, 154 were primarily engaged in organizing and producing live performances and television and pay-per-view shows, 81 were primarily engaged in licensing, merchandising and consumer product sales and 199 were primarily engaged in management and administration. Our in-house production staff is supplemented with contract personnel on an as-needed basis.

     As of July 3, 2001, we had approximately 247 full time employees at the WWF New York(TM) complex. Of that total, 38 were engaged in management and administration and 209 were hourly employees engaged in the food service and entertainment aspects of the complex.

     We believe that our relationships with our employees are generally satisfactory. None of our employees, other than certain stage production employees of WWF New York, is represented by a union.

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

     Our principal properties consist of the following:

                                                                      EXPIRATION DATE
FACILITY                  LOCATION      SQUARE FEET   OWNED/LEASED       OF LEASE
--------                  --------      -----------   ------------    ---------------
Executive offices      Stamford, CT       114,300         Owned             --
Executive offices      Stamford, CT        13,563        Leased      April 9, 2006
Production studio      Stamford, CT        39,900(1)      Owned             --
Production studio      Stamford, CT       162,600        Leased      March 11, 2006
Sales office           New York, NY        10,075        Leased      July 15, 2008
Sales office           Toronto, Canada      7,069        Leased      February 28, 2006
Sales office           Chicago, IL            347        Leased      October 31, 2001
Warehouse              Trumbull, CT        20,000        Leased      August 9, 2004
Entertainment complex  New York, NY        46,500        Leased      October 31, 2017

---------------
(1) Excluding 138,000 square feet of parking space adjacent to the production facilities.

     In addition, we own a daycare facility in Stamford, Connecticut on property adjacent to our production facilities, which originally offered child care services only to our employees, but is now also open to the public. The licensing and operation of this facility is fully managed by a third-party contractor. We have the responsibility to obtain the required licenses and to ensure that the facility meets health, safety, fire and building codes.

REGULATION

  Live Events

     In certain states in the United States we are required to comply with regulations of state athletic commissions and other applicable regulatory agencies in order to promote and conduct our live entertainment. Twenty-four states require that we obtain a promoter's license, which is a corporate license necessary for us to promote our live events and is granted to us on an annual basis. Twenty-one states require our performers and referees to obtain a performer's license, which is an individual license necessary for our performers and referees to perform at our live events and is granted to them on an annual basis. Nine states require that our performers take an annual physical examination. In addition to the annual licenses that certain states require, ten states require that we obtain a permit for each event that we hold. We are also subject to the regulations of athletic commissions in certain Canadian provinces. These commissions require that we obtain promoter's licenses and medical approval for our performers. We are in compliance with all applicable state and local athletic commission regulations.

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

  Other

     Our WWF New York(TM) complex is governed by New York State and City rules and regulations relating to bars and restaurants including liquor regulations and fire and health codes.

ITEM 3.  LEGAL PROCEEDINGS

     On May 13, 1991, William R. Eadie, a former professional wrestler who had been one of our performers, filed a lawsuit in state court in Wisconsin against us and Mr. McMahon. The case was removed to the United States District Court for the District of Connecticut on August 7, 1991. The suit alleged that we breached an oral agreement to compensate Mr. Eadie for the use of his ideas in connection with a wrestling tag team called "Demolition" and to employ him for life. In a similar action filed against us on April 10, 1992 in the United States District Court for the District of Connecticut, Randy Colley, a former professional wrestler who had been one of our performers, also alleged that the we breached an oral agreement to compensate him for disclosing his idea for a wrestling tag team called "Demolition". Mr. Colley's claims were consolidated for trial with those of Mr. Eadie. On May 25, 2001, the parties entered into a settlement agreement, under which all claims against us were dismissed with prejudice. By Order dated July 3, 2001 the court dismissed all claims against us with prejudice.

     On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with us filed suit in state court in Missouri against us, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The parties have agreed to a settlement that dismisses all claims against us and the McMahons and allows us the right to pursue contribution and indemnity from the companies which manufactured and sold the equipment involved in the accident. The parties have obtained all necessary judicial approvals for the settlement agreement. As a result of the settlement, we recorded a charge of $7.0 million, which was included in selling, general and administrative expenses for the fiscal year ended April 30, 2001.

     On September 20, 1999, we were formally served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with us, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass's complaint sought $20.0 million in compensatory damages and $100.0 million in punitive damages. On or about November 9, 1999, we received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On January 27, 2000, the EEOC closed its file on her claim. We filed a motion to dismiss the original complaint. During oral argument on our motion to dismiss, Plaintiff requested leave of court to file an amended complaint. The Plaintiff filed a second amended complaint on October 20, 2000. Motions to Dismiss the second amended complaint were filed on December 18, 2000 and granted in part on February 14, 2001. On March 5, 2001, we answered the surviving counts in the second amended complaint. We believe that the claims are without merit and intend to vigorously defend against this action. Based on our preliminary review of the allegations and the underlying facts, as we understand them, we do not believe that an unfavorable outcome in this action will have a material adverse effect on our financial condition, results of operations or prospects.

     On April 17, 2000, the WWF -- World Wide Fund for Nature (the "Fund") instituted legal proceedings against us in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and us. The Fund alleges that our use of the initials "WWF" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of the our websites; (ii) our "scratch" logo; and (iii) certain oral uses in the contexts of foreign broadcasts of our programming, violate the agreement between the Fund and us. On August 29, 2000, we filed our defense and counterclaim. On January 24, 2001, the Fund requested leave of court to amend its complaint to add a count of money damages. Leave has not yet been granted. On January 30, 2001, the Fund filed for summary judgment on its claims. Oral Argument on the Fund's motion for summary judgment was heard the week of July 16, 2001, and the court's decision is currently pending. We believe that we have meritorious defenses and intend to defend the action vigorously. We believe that an unfavorable outcome of this suit may have a material adverse effect on our financial condition, results of operations or prospects.

     On November 14, 2000, Stanley Schenker & Associates, Inc. filed a complaint against us relating to the termination of an Agency Agreement between us and Plaintiff. Plaintiff seeks compensatory damages and punitive damages in an unspecified amount, attorneys' fees, an accounting and a declaratory judgment. We believe that we have meritorious defenses and intend to defend the action vigorously. On December 15, 2000, we filed a motion to strike all the claims against us, with the exception of one count for breach of contract. The motion was fully briefed by both parties on February 7, 2001. On March 27, 2001, the Plaintiff filed a substituted complaint reasserting all counts against us. On April 11, 2001, we answered the substitute complaint. We believe that an unfavorable outcome of this suit may have a material adverse effect on our financial condition, results of operations or prospects.

     In response to a demand letter from the William Morris Agency, Inc., we filed an action on October 2, 2000 seeking declaratory, legal and equitable relief relating to Defendant's improper claims for commissions on business opportunities with which it had no involvement. William Morris filed a counterclaim on February 1, 2001 alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. William Morris filed a motion to dismiss all non-contract claims against it. We also filed a motion to partially dismiss William Morris's counterclaims. By Order dated June 21, 2001, the court granted William Morris's motion to dismiss only with respect to our claim for fraud and unfair trade practices; William Morris's motion to dismiss was denied with respect to the remaining counts of our complaint. We believe that we have meritorious defenses and intend to defend the action vigorously. We believe that an unfavorable outcome of this suit may have a material adverse effect on our financial condition, results of operations or prospects.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF CLASS A COMMON STOCK

     Effective October 25, 2000, our Class A Common Stock began trading on the New York Stock Exchange, under the symbol "WWF." From October 19, 1999 through October 24, 2000, our Class A common stock had been traded on the Nasdaq National Market under the symbol "WWFE."

     The following table sets forth the high and the low sale prices for the shares of Class A common stock as reported by the New York Stock Exchange and the Nasdaq National Market for the periods indicated.

                                                                 {CLASS A
                                                              COMMON STOCK}
                                                              --------------
                                                              HIGH      LOW
                                                              ----      ----
FISCAL 2001
  First Quarter.............................................  $22 1/4   $16 1/16
  Second Quarter............................................  $22 1/2   $14 1/16
  Third Quarter.............................................  $20 13/16 $12 3/4
  Fourth Quarter............................................  $22       $11 1/2

FISCAL 2000
  First Quarter.............................................   --        --
  Second Quarter, since October 19, 1999....................  $34       $20 5/16
  Third Quarter.............................................  $25 13/16 $14 1/16
  Fourth Quarter............................................  $19 11/16 $ 9 3/4

     There were 7,376 holders of record of Class A common stock and three holders of record of Class B common stock as of July 3, 2001.

     We plan to retain all of our earnings to finance the expansion of our business and for general corporate purposes and do not anticipate paying any cash dividends on our Class A or Class B common stock in the foreseeable future. Any change to this dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities and the limitations imposed by our credit agreement.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth our selected historical consolidated financial data for each of the five fiscal years in the period ended April 30, 2001. The selected historical consolidated financial data as of April 30, 2001 and 2000 and for the fiscal years ended April 30, 2001, 2000 and 1999 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical consolidated financial data as of April 30, 1999, 1998 and 1997 and for the fiscal years ended April 30, 1998 and 1997 have been derived from our audited consolidated financial statements, which have not been included in this Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation. You should read the selected historical consolidated financial data in conjunction with our historical consolidated financial statements and related notes and the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K.

     Concurrent with the issuance of shares in our initial public offering in October 1999 (the "Offering"), we terminated our election to be subject to the provisions of Subchapter S and have become subject to the provisions of Subchapter C of the Internal Revenue Code. As a Subchapter C Corporation, we are fully subject to federal, state and foreign income taxes. Prior to the Offering, our taxable income or loss had been included in the federal and certain state income tax returns of our stockholder. The provision for income taxes reflected in our historical consolidated financial statements through the date of our Offering relates only to foreign and certain state income taxes for those states that did not recognize Subchapter S status. Our stockholder was responsible for federal and certain state income taxes with respect to our operations, which were funded by distributions from our undistributed earnings account.

     EBITDA represents income from continuing operations before interest, taxes, depreciation, amortization and stock option and other non-cash charges. EBITDA is presented because management believes that such information is considered by certain investors to be an additional basis for evaluating a company's operating performance, leverage and liquidity. EBITDA should not be considered an alternative to measures of operating performance determined in accordance with generally accepted accounting principles or as a measure of our operating results and cash flows or as a measure of our liquidity. EBITDA, as derived by us, may not be comparable to similarly titled measures reported by other companies.

     The following items may affect the comparability between each of the five years then ended: a) the results of operations and estimated shutdown costs for the fiscal year ended April 30, 2001 related to our discontinued business, the XFL; b) the settlement of a $7.0 million outstanding lawsuit during the fiscal year ended April 30, 2001; c) non-cash stock option and other non-cash charges of $0.8 million and $15.3 million for the fiscal years ended April 30, 2001 and 2000, respectively; and (d) the impact on our provision for income taxes on continuing operations resulting from our differences in our effective tax rates of 37.1%, 20.3%, 3.4%, 5.2% and (2.8)% for the fiscal years ended April 30, 2001, 2000, 1999, 1998 and 1997, respectively, due to our change in status to a Subchapter C Corporation concurrent with our Offering.

                                                               FISCAL YEAR ENDED APRIL 30,
                                                  -----------------------------------------------------
                                                    2001        2000        1999       1998      1997
                                                  ---------   ---------   --------   --------   -------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues....................................  $ 456,043   $ 379,310   $251,474   $126,231   $81,863
Cost of revenues (excluding performer stock
  option charges of $760 and $6,020 for the
  years ended April 30, 2001 and 2000,
  respectively).................................    258,103     220,980    147,026     87,969    60,958
Stock option and other non-cash charges(1)......        760      15,330         --         --        --
Selling, general and administrative
  expenses(2)...................................    105,019      71,095     45,521     26,117    25,862
Depreciation and amortization...................      7,180       2,544      1,946      1,676     1,729
Interest expense................................        856       2,155      1,125      2,019       782
Interest and other income, net..................     15,916       7,571      2,117        479       777
                                                  ---------   ---------   --------   --------   -------
Income (loss) from continuing operations before
  income taxes..................................    100,041      74,777     57,973      8,929    (6,691)
Provision (benefit) for income taxes............     37,144      15,200      1,943        463      (186)
                                                  ---------   ---------   --------   --------   -------
Income (loss) from continuing operations........     62,897      59,577     56,030      8,466    (6,505)
                                                  ---------   ---------   --------   --------   -------
Discontinued Operations:
  Loss from XFL operations, net of tax of
    $17,679 and $410 for fiscal 2001 and 2000,
    respectively and minority interest..........    (31,293)       (669)        --         --        --
  Estimated loss on shutdown of the XFL, net of
    tax of $5,265 and minority interest.........    (15,617)         --         --         --        --
                                                  ---------   ---------   --------   --------   -------
  Loss from discontinued operations.............    (46,910)       (669)        --         --        --
                                                  ---------   ---------   --------   --------   -------
Net income (loss)...............................  $  15,987   $  58,908   $ 56,030   $  8,466   $(6,505)
                                                  =========   =========   ========   ========   =======
Earnings from continuing operations per common
  share: basic and diluted(3)...................  $    0.87   $    0.95   $   0.99   $   0.15   $ (0.11)
                                                  ---------   ---------   --------   --------   -------
Discontinued Operations:(3)
  Loss from XFL operations per common share:
    basic and diluted...........................      (0.43)      (0.01)        --         --        --
  Estimated loss on shutdown of the XFL per
    common share: basic and diluted.............      (0.22)         --         --         --        --
                                                  ---------   ---------   --------   --------   -------
  Loss from discontinued operations per common
    share: basic and diluted....................      (0.65)      (0.01)        --         --        --
                                                  ---------   ---------   --------   --------   -------
Earnings (loss) per common share: basic and
  diluted(3)....................................  $    0.22   $    0.94   $   0.99   $   0.15   $ (0.11)
                                                  =========   =========   ========   ========   =======
UNAUDITED PRO FORMA INFORMATION:
Historical income from continuing operations
  before income taxes...........................              $  74,777   $ 57,973
Pro forma adjustment other than income
  taxes(4)......................................                    427      2,515
                                                              ---------   --------
Pro forma income from continuing operations
  before income taxes...........................                 74,350     55,458
Pro forma provision for income taxes(5).........                 29,132     22,227
                                                              ---------   --------
Pro forma income from continuing operations.....              $  45,218   $ 33,231
                                                              =========   ========
Pro forma earnings from continuing operations
  per common share -- basic and diluted(3)......              $    0.72   $   0.59
                                                              =========   ========

                                                               FISCAL YEAR ENDED APRIL 30,
                                                  -----------------------------------------------------
                                                    2001        2000        1999       1998      1997
                                                  ---------   ---------   --------   --------   -------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF CASH FLOWS DATA:
OPERATING ACTIVITIES:
Net cash provided by continuing operations......  $  62,719   $  68,689   $ 57,646   $  6,256   $ 3,628
Net cash used in discontinued operations........    (85,460)     (1,079)        --         --        --
                                                  ---------   ---------   --------   --------   -------
Net cash (used in) provided by operating
  activities....................................  $ (22,741)  $  67,610   $ 57,646   $  6,256   $ 3,628
                                                  =========   =========   ========   ========   =======
INVESTING ACTIVITIES:
Net cash used in continuing operations(6),
  (7)...........................................  $(132,737)  $(122,032)  $(14,634)  $ (1,294)  $  (849)
Net cash used in discontinued operations........     (8,734)         --         --         --        --
                                                  ---------   ---------   --------   --------   -------
Net cash used in investing activities(6), (7)...  $(141,471)  $(122,032)  $(14,634)  $ (1,294)  $  (849)
                                                  =========   =========   ========   ========   =======
FINANCING ACTIVITIES:
Net cash provided by (used in) continuing
  operations(8).................................  $  61,058   $ 110,474   $ (6,082)  $  1,974   $(1,803)
Net cash provided by discontinued operations....     46,415          --         --         --        --
                                                  ---------   ---------   --------   --------   -------
Net cash provided by (used in) financing
  activities(8).................................  $ 107,473   $ 110,474   $ (6,082)  $  1,974   $(1,803)
                                                  =========   =========   ========   ========   =======

                                                                       AS OF APRIL 30,
                                                      --------------------------------------------------
                                                        2001       2000       1999      1997      1998
                                                      --------   --------   --------   -------   -------
                                                                    (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents(8).......................   $ 45,040   $101,779   $ 45,727   $ 8,797   $ 1,861
Short-term investments(8)..........................    194,631    107,213         --        --        --
Property and equipment -- net......................     83,521     41,484     28,377    26,177    26,499
Total assets.......................................    443,092    337,032    130,188    59,594    41,856
Total long-term debt (including current portion)...     10,459     11,417     12,791    12,394     8,267
Total stockholders' equity.........................    347,859    258,537     72,260    22,697    16,420

                                                                     FISCAL YEAR ENDED APRIL 30,
                                                      ---------------------------------------------------------
                                                        2001        2000        1999        1998        1997
                                                      ---------   ---------   ---------   ---------   ---------
                                                                       (DOLLARS IN THOUSANDS)}
OTHER FINANCIAL DATA:
EBITDA(2), (9)......................................    $92,921     $87,235     $58,927     $12,145     $(4,957)
Capital expenditures................................     27,593      15,068       3,756       1,294         892
OTHER NON-FINANCIAL DATA:
Number of live events...............................        212         206         199         218         199
Total attendance....................................  2,449,800   2,485,100   2,273,701   1,576,112   1,060,740
Average Weekly Nielson Ratings:
  Raw is War(R) -- TNN(10)..........................        5.0          --          --          --          --
  Raw is War(R) -- USA(10)..........................        6.3         6.2         5.0         3.1         2.4
  WWF SmackDown!(TM)(11)............................        4.6         4.7          --          --          --
Domestic pay-per-view buys..........................  8,010,400   6,884,600   5,365,100   2,936,100   2,252,200

---------------
 (1) Reflects fiscal 2001 and 2000 non-cash stock option charges of approximately $0.8 million ($0.5 million, net of tax) and approximately $6.0 million ($3.7 million, net of tax), respectively, relating to the granting of stock options to certain performers who are independent contractors. In addition, reflects a fiscal 2000 non-cash charge of $9.3 million ($5.7 million, net of tax). In April 2000, we entered into a non-forfeitable agreement with Viacom whereby, Viacom acquired approximately 2.3 million newly issued shares of our Class A common stock at $13 per share.

 (2) Included in fiscal 2001 was the settlement of an outstanding lawsuit for $7.0 million ($4.3 million, net of tax).

 (3) Based on a weighted average number of common shares outstanding -- basic of 72,025,222 and 62,806,726 for the fiscal years ended April 30, 2001 and April 30, 2000, respectively, and 56,667,000 for the fiscal years ended April 30, 1999, 1998 and 1997, and based on a weighted average number of common shares outstanding -- diluted of 72,216,870 and 62,830,279 for the fiscal years ended April 30, 2001 and April 30, 2000, respectively, and 56,667,000 for the fiscal years ended April 30, 1999, 1998 and 1997.

 (4) This amount gives pro forma effect to the increase in compensation to Vincent and Linda McMahon pursuant to employment agreements that became effective as of July 1, 1999. Historically, both executives were paid less compensation because they benefited from Subchapter S distributions to Mr. McMahon.

 (5) This amount represents a pro forma estimate of our provision for federal and state income taxes to give effect to the change in our tax status to a Subchapter C Corporation for fiscal 2000 and 1999. Concurrent with the issuance of shares in our initial public offering, we terminated our status as a Subchapter S Corporation.

 (6) Includes our purchases of short-term investments consisting primarily of government and corporate obligations and mortgage backed securities of $87.8 million and $107.0 million for the fiscal years ended April 30, 2001 and 2000, respectively.

 (7) Our property located in Las Vegas, Nevada was sold in December, 2000. Net proceeds from the sale were $11.3 million. The property was purchased in the second quarter of fiscal 1999 for approximately $10.9 million.

 (8) Reflects the sale of 2.3 million shares of our Class A common stock to each of NBC and Viacom for a total of $60.0 million during fiscal 2001 and our receipt of the net proceeds from our initial pubic offering of approximately $179.3 million, after deducting the underwriting discount and offering expenses during fiscal 2000.

 (9) EBITDA is defined by us as income from continuing operations, before interest, taxes, depreciation, amortization and stock option and other non-cash charges. EBITDA is presented because management believes that such information is considered by certain investors to be an additional basis for evaluating a company's operating performance, leverage and liquidity. EBITDA should not be considered an alternative to measures of operating performance determined in accordance with generally accepted accounting principles or as a measure of our operating results and cash flows or as a measure of our liquidity. EBITDA, as derived by us, may not be comparable to similarly titled measures reported by other companies.

(10) On September 25, 2000, our Raw is War(R) program was moved to TNN. The average weekly rating on TNN was based on 32 programs, and the average weekly rating on USA was based on 21 programs during fiscal 2001.

(11) WWF SmackDown!(TM) commenced on August 26, 1999. The average weekly Nielsen rating was based on 36 programs during fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

BACKGROUND

     We are an integrated media and entertainment company principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring our highly successful World Wrestling Federation brand.

     The key drivers of our business remain strong. We continue to achieve strong ratings across all of our programs and in particular for our Raw is War(R) and WWF SmackDown!(TM) programs. Raw is War(R) has consistently been the number one rated regularly scheduled program on cable television, and since its inception, WWF SmackDown!(TM) has been the number one rated regularly scheduled program on the UPN broadcast network. In addition, pay-per-view had another year of double digit growth, with buys increasing to 8.0 million domestically and 0.3 million internationally. Attendance at our 212 live events was approximately 2.5 million, consistent with last year's record amount, while our average ticket price increased 20% to approximately $33.00.

     Our operations have been organized around two principal activities:

     - The creation, marketing and distribution of our live and televised entertainment and pay-per-view programming. Revenues are derived principally from ticket sales to our live events, purchases of our pay-per-view programs, the sale of television advertising time and the receipt of television rights fees.

     - The marketing and promotion of our branded merchandise. Revenues are generated from royalties from the sale of merchandise by third-party licensees, the direct sale by us of merchandise, magazines and home videos and from our WWF New York entertainment complex.

     In May 2000, we acquired the WWF New York(TM) entertainment complex located in Times Square. The complex generated approximately $16.6 million in revenues during its first year of operations. Fiscal 2001 was a year of transition and start-up for us regarding the operations of WWF New York(TM), resulting in an operating loss of $0.2 million, excluding depreciation and amortization.

     In March 2001, we acquired substantially all of the intellectual properties and certain other assets of World Championship Wrestling(R) (the "WCW(R)"), including the trade name, tape library and other intangible assets from a subsidiary of AOL Time Warner for $2.5 million. In addition, we incurred certain related costs to acquire these assets of approximately $1.8 million.

     Our Consolidated Financial Statements include the financial statements of our company, and our wholly and majority owned subsidiaries. In October 1999, we sold 11,500,000 shares of Class A common stock to the public at an initial offering price of $17.00 per share. In connection with our initial public offering, we changed to a Subchapter C Corporation. See Note 11 of Notes to Consolidated Financial Statements.

     In early May 2001, we formalized our decision to discontinue operations of our professional football league, the XFL and accordingly, have reported XFL(TM) operating results and estimated shutdown costs as Discontinued Operations in our Consolidated Financial Statements as of April 30, 2001.

  Fiscal Year Ended April 30, 2001 compared to Fiscal Year Ended April 30, 2000

     Net Revenues. Net revenues were $456.0 million in fiscal 2001 as compared to $379.3 million in fiscal 2000, an increase of $76.7 million, or 20%. Of this increase, $70.2 million was from our live and televised entertainment activities and $6.5 million was from our branded merchandise activities.

     Live and Televised Entertainment. Net revenues were $335.7 million in fiscal 2001 as compared to $265.5 million in fiscal 2000, an increase of $70.2 million, or 26%. Revenues from our domestic and international television rights fees increased by $23.1 million, which reflects our new agreement with Viacom which commenced in October 2000 and generates an additional $440,000 per week in fees, and new and renewed agreements in Canada, Japan and various other countries. Pay-per-view revenues increased by $21.8 million in fiscal 2001, which resulted substantially from a 1.1 million increase in domestic pay-per-view buys to approximately 8.0 million for fiscal 2001, from approximately 6.9 million in fiscal 2000. As part of our ongoing estimating process, we recorded 1.2 million buys and 0.8 million buys for fiscal 2001 and fiscal 2000, respectively, for amounts by which certain prior year events exceeded their estimated buys. Revenues from TV advertising time and sponsorships increased by $12.3 million in fiscal 2001 as a result of the full year impact of WWF SmackDown!(TM) on UPN. Attendance at our live events was approximately 2.5 million in each of the past two fiscal years. Revenues from our live events increased by $13.0 million in fiscal 2001 as compared to fiscal 2000 due to an increase in average ticket prices.

     Branded Merchandise. Net revenues were $120.4 million in fiscal 2001 as compared to $113.8 million in fiscal 2000, an increase of $6.6 million, or 5.8%. In May 2000, we purchased WWF New York, which generated net revenues of $16.6 million in its first year of operations. Publishing revenues increased by $2.2 million due to price increases in certain of our magazines and an increase in unit sales of our special edition magazines. Revenues from our new media and merchandise businesses increased by $1.4 million and $0.5 million, respectively, due to increased sales of our merchandise through our WWFShopzone.com website and from an increase in average sales per capita. Licensing revenues decreased by $7.6 million primarily due to reduced royalties generated in the toy category. Home video revenues decreased by $7.8 million. Home video units decreased by approximately 1.1 million from fiscal 2000. We recently signed a new distribution agreement with Sony Music Video and in addition, are in the process of implementing new product offerings.

     Cost of Revenues. Cost of revenues was $258.1 million in fiscal 2001 as compared to $221.0 million in fiscal 2000, an increase of $37.1 million, or 17%. Of this increase, $30.0 million was from our live and televised entertainment activities and $7.1 million was from our branded merchandise activities. Gross profit as a percentage of net revenues was 43% in fiscal 2001 as compared to 42% in fiscal 2000.

     Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $187.7 million in fiscal 2001 as compared to $157.7 million in fiscal 2000, an increase of $30.0 million, or 19%. Of the $30.0 million increase, $13.0 million was due to increased television costs resulting in part from the full year impact of WWF SmackDown!(TM) and from WWF Sunday Night Heat(R), which began broadcasting live from WWF New York(TM) in October 2000. Our television costs include, among other things, production costs, staff related expenses, stagehands and freelance crews. Minimum advertising guarantees increased by $5.3 million due substantially to our new contract with UPN. In addition, $2.5 million was due to an increase in fees paid to our performers and $3.5 million was due to increased travel costs due primarily to our leased corporate jet. Additionally, $1.7 million was due to an increase in arena rental charges which are directly related to our increased event revenues. Gross profit as a percentage of net revenues was 44% for fiscal 2001 as compared to 41% for fiscal 2000. The gross profit percentage increase of 3% was due to our increased rights fees due to our new deal with Viacom, guest performer costs which were incurred only in fiscal 2000 and the additional number of prior year pay-per-view buys for which the associated costs have been substantially absorbed in the prior year, partially offset by higher television costs.

     Branded Merchandise. The cost of revenues to market and promote our branded merchandise was $70.4 million in fiscal 2001 as compared to $63.3 million in fiscal 2000, an increase of $7.1 million, or 11%. Of this $7.1 million increase in cost of revenues, $8.2 million was due to the cost of revenues associated with our first year of operations of WWF New York(TM). During fiscal 2001, we continued to build the infrastructure of our new media business and as a result, technical and content staff related expenses accounted for the majority of the $5.1 million increase in this business. Additionally, talent royalties and paper, printing and engraving costs accounted for a majority of the $1.6 million increase in merchandise and $1.3 million increase in publishing, respectively. These increases were offset partially by decreases in the cost of revenues from our licensing and home video businesses of $7.3 million and $2.5 million, respectively, due to decreased revenues in both of these businesses. Gross profit as a percentage of net revenues was 42% for fiscal 2001 as compared to 44% in fiscal 2000, due to the change in the overall mix of products.

     Stock Option and Other Non-Cash Charges. In accordance with the provisions set forth in the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we recorded a third quarter fiscal 2001 non-cash charge of approximately $0.8 million ($0.5 million, net of tax) relating to the granting of stock options to certain performers who are independent contractors. In fiscal 2000, we recorded a non-cash charge of approximately $6.0 million ($3.7 million, net of tax) relating to the granting of stock options to performers who are independent contractors in conjunction with our October 1999 initial public offering. Additionally, in April 2000, we entered into a non-forfeitable agreement with Viacom whereby Viacom acquired approximately 2.3 million newly issued shares of our Class A common stock at $13 per share, which resulted in a fourth quarter fiscal 2000 non-cash charge of $9.3 million ($5.7 million, net of tax).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding a $7.0 million settlement of an outstanding lawsuit, were $98.0 million in fiscal 2001 as compared to $71.1 million in fiscal 2000, an increase of $26.9 million, or 38%. Fiscal 2001 was our first year of operations for WWF New York. SG&A associated with this business was $8.5 million. We have continued to develop our infrastructure to support our rapid growth and as a result, we increased the number of employees to 434 as of July 3, 2001 from 362 at the year ago period, accounting for a $7.4 million increase in staff related and travel and entertainment expenses. The increase in travel and entertainment expenses related to our expanded marketing and promotional activities. During fiscal 2001, we instituted a number of new marketing initiatives which accounted for a majority of our increase in consulting fees of $3.6 million. To further develop our talent we increased the number of developmental camps at an increased cost of $1.1 million. We incurred increased professional fees of $1.8 million primarily related to litigation. Selling, general and administrative expenses as a percentage of net revenues, excluding the $7.0 million settlement, was 21% for fiscal 2001 as compared to 19% for fiscal 2000.

     Depreciation and Amortization. Depreciation and amortization expense was $7.2 million in fiscal 2001 as compared to $2.5 million in fiscal 2000. The increase of $4.7 million reflects the increased spending on capital projects, a write-off of certain fixed assets and depreciation associated with fixed assets of WWF New York(TM).

     Interest Expense. Interest expense was $0.9 million in fiscal 2001 as compared to $2.2 million in fiscal 2000. The decrease of $1.3 million was primarily due to the paydown in full as April 30, 2000 of a $32.0 million note that we issued to our former sole stockholder. This note, issued on June 30, 1999, was unsecured and accrued interest at 5%.

     Interest and Other Income, net. Interest and other income, net was $15.9 million in fiscal 2001 as compared to $7.6 million in fiscal 2000. The increase of $8.3 million was primarily due to increased interest income resulting from significantly higher cash and short-term investment balances in fiscal 2001 and higher average interest rates. Our average cash and short-term investment balance for fiscal 2001 was approximately $250.0 million as compared to approximately $180.0 million for fiscal 2000. In addition, $1.2 million of the increase in interest and other income was due to a gain on the sale of our property in Las Vegas, Nevada.

     Provision for Income Taxes. The provision for income taxes was $37.1 million in fiscal 2001 as compared to $15.2 million in fiscal 2000. Our effective tax rate was approximately 37.1% for fiscal 2001 as compared to an effective tax rate of approximately 20.3% for fiscal 2000, which was based upon the number of days during fiscal 2000 that we were a Subchapter S Corporation and the number of days we were a C Corporation. Concurrent with our initial public offering in October 1999, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal, state and foreign income taxes.

     Discontinued Operations. The loss from discontinued operations of the XFL(TM) for fiscal 2001 was $46.9 million, net of minority interest and income taxes, as compared to a loss of $0.7 million in fiscal 2000. Included in this net loss was a loss from operations of $31.3 million and an estimated loss on the shutdown of $15.6 million. The estimated shutdown costs consist primarily of staff, lease and labor obligations, write-offs of certain fixed assets and accounts receivable and inventory write downs. On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of our Class A common stock at $13 per share for a total investment of $30.0 million. As a result of the stock purchase, we recorded a non-cash charge of $10.7 million, which was being amortized over 30 months. Amortization of $3.7 million during fiscal 2001 was reflected in Discontinued Operations. As a result of our decision to discontinue operations of the XFL(TM), we wrote off the remaining unamortized asset of $7.0 million which was also reflected in Discontinued Operations.

  Fiscal Year Ended April 30, 2000 compared to Fiscal Year Ended April 30, 1999

     Net Revenues. Net revenues were $379.3 million in fiscal 2000 as compared to $251.5 million in fiscal 1999, an increase of $127.8 million, or 51%. Of this increase, $95.4 million was from our live and televised entertainment activities and $32.4 million was from our branded merchandise activities.

     Live and Televised Entertainment. Net revenues were $265.5 million in fiscal 2000 as compared to $170.1 million in fiscal 1999, an increase of $95.4 million, or 56%. Revenues from the sale of advertising time and sponsorships increased by $47.8 million in fiscal 2000 as a result of improved ratings for our shows, the full year impact of our agreement with USA, and a new contract on broadcast television with UPN for WWF SmackDown!(TM), both of which provided us with the right to sell a substantial majority of the advertising time in the respective programs. Pay-per-view revenues increased $25.4 million in fiscal 2000, which resulted from an increase of 1.5 million in pay-per-view buys to approximately 6.9 million in fiscal 2000 from approximately 5.4 million. Included in the 6.9 million buys for fiscal 2000 were 0.8 million buys related to prior year events. Revenues from attendance at our live events increased by $19.3 million in fiscal 2000 as compared to fiscal 1999, of which $5.2 million was due to an increase in attendance and $14.1 million was due to an increase in average ticket prices.

     Branded Merchandise. Net revenues were $113.8 million in fiscal 2000 as compared to $81.4 million in fiscal 1999, an increase of $32.4 million, or 40%. This increase was due primarily to increases in licensing revenues of $18.1 million, new media revenues of $7.5 million, publishing revenues of $4.0 million and home video revenues of $2.0 million. The increase in licensing resulted from the success of World Wrestling Federation branded toys by Jakks Pacific, Inc., and the launch of Wrestlemania 2000 for Nintendo 64 by THQ/Jakks Pacific Inc., the sale of World Wrestling Federation video games by Acclaim, the release of The Rock(TM) and Mankind's(TM) autobiographies by ReganBooks and increased international licensing revenues. The increase in new media revenues reflects the increased traffic on our Internet websites and the addition in fiscal 2000 of a dedicated advertising sales force. The increase in publishing revenues was due to the increased circulation of our two monthly magazines to approximately
6.8 million units in fiscal 2000 from approximately 5.8 million units in fiscal 1999. The increase in home video revenues was due to an increase in international licensing of our home video units and to a lesser extent, the introduction of DVD units in fiscal 2000.

     Cost of Revenues. Cost of revenues was $221.0 million in fiscal 2000 as compared to $147.0 million in fiscal 1999, an increase of $74.0 million, or 50%. Of this increase, $59.2 million was from our live and televised entertainment activities and $14.8 million was from our branded merchandise activities. Gross profit as a percentage of net revenues was 42% in both fiscal 2000 and fiscal 1999.

     Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $157.7 million in fiscal 2000 as compared to $98.5 million in fiscal 1999, an increase of $59.2 million, or 60%. Of the $59.2 million increase, $30.3 million related to the minimum guarantees associated with the full year impact of our contract with USA Network and our new contract with UPN, fees paid to our guest celebrities and fees paid to our performers which are directly related to our increased event revenues. Of the remaining $28.9 million, $7.8 million was due to an increase in television production costs, due in part to our new program, WWF SmackDown!(TM), $6.7 million was due to increased arena rental charges and taxes, which are directly related to our increased event revenues, $4.1 million was due to increased sponsorship expense and $2.6 million was due to an increase in pay-per-view and live event advertising costs. Gross profit as a percentage of net revenues was 41% in fiscal 2000 as compared to 42% in fiscal 1999.

     Branded Merchandise. The cost of revenues to market and promote our branded merchandise was $63.3 million in fiscal 2000 as compared to $48.5 million in fiscal 1999, an increase of $14.8 million, or 31%. The increase in cost of revenues was due primarily to an increase of $12.6 million related to licensing, $2.5 million related to publishing and $1.0 million related to new media which were all partially offset by a decrease in merchandise. The increase in licensing was due to a change in product mix which resulted in increased royalties paid to our performers and $2.9 million incurred in connection with the operations of our National Hot Rod Association ("NHRA") racing team. The increase in publishing and new media costs were related to the increased revenues in these areas. The decrease in merchandise cost of sales was due to the mix of product sold and a lower provision for obsolete inventory in fiscal 2000. Gross profit as a percentage of net revenues increased to 44% in fiscal 2000 from 40% in fiscal 1999. The increase in gross profit percentage was due to the new media revenues increase of $7.5 million, which favorably impacted our overall gross profit percentage, partially offset by the impact of the increased royalty rate for licensed product and NHRA expenditures.

     Stock Option and Other Non-Cash Charges. In accordance with the provisions set forth in the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we recorded a second quarter fiscal 2000 non-cash charge of approximately $6.0 million ($3.7 million, net of tax) relating to the granting of stock options to certain performers who are independent contractors. The options were granted in conjunction with our initial public offering. Additionally, in April 2000, we entered into a non-forfeitable agreement with Viacom whereby Viacom acquired approximately 2.3 million newly issued shares of our Class A common stock at $13 per share, which resulted in a fourth quarter fiscal 2000 non-cash charge of $9.3 million ($5.7 million, net of tax).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $71.1 million in fiscal 2000 as compared to $45.5 million in fiscal 1999, an increase of $25.6 million, or 56%. Of this increase, $11.7 million was due to an increase in staff-related expenses. The number of full-time personnel as of April 30, 2000 was 343 as compared to 277 full-time personnel as of April 30, 1999, an increase of 66 employees. The increase in personnel was related to the development of our infrastructure to support our rapid growth. In addition, the chairman and the chief executive officer were paid in accordance with the terms of their employment contracts, which became effective July 1, 1999. Of the remaining $13.9 million increase, $5.9 million related to increased professional fees and $4.8 million related to increased advertising and promotion costs. Selling, general and administrative expenses as a percentage of net revenues was 19% in fiscal 2000 as compared to 18% in fiscal 1999.

     Depreciation and Amortization. Depreciation and amortization expense was $2.5 million in fiscal 2000 as compared to $1.9 million in fiscal 1999. The increase of $0.6 million reflects increased spending on capital projects.

     Interest Expense. Interest expense was $2.2 million in fiscal 2000 as compared to $1.1 million in fiscal 1999. The increase of $1.1 million was due to interest related to the $32.0 million, 5% interest bearing note issued to our then sole stockholder on June 29, 1999 for estimated federal and state income taxes payable by him resulting from our Subchapter S status. As of April 30, 2000, we paid the note in full, plus an additional $8.4 million, which represented the estimated income tax payments required by the applicable federal and state taxing authorities.

     Interest and Other Income, Net. Interest and other income, net was $7.6 million in fiscal 2000 as compared to $2.1 million in fiscal 1999. The increase of $5.5 million was primarily due to increased interest income resulting from significantly higher cash and short-term investment balances in fiscal 2000.

     Provision for Income Taxes. Concurrent with our initial public offering, our tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, we are directly responsible for all federal, state and foreign income taxes. For the year ended April 30, 2000, we were taxed on our income at an effective rate of approximately 20.3% based upon the number of days during the fiscal year that we were a Subchapter S Corporation and the number of days we were a Subchapter C Corporation. As a Subchapter S Corporation we had to provide for only certain state and foreign income taxes. The liability for federal and certain state income taxes was the responsibility of our then sole stockholder. As a consequence to this change in tax status, our provision for income taxes substantially increased to $15.2 million in fiscal 2000 as compared to $1.9 million in fiscal 1999. On a pro forma basis, as a C Corporation, federal, state and foreign income taxes would have been $29.1 million and $22.2 million for fiscal 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2001, our cash and cash equivalents and short-term investment balances increased by $30.7 million to $239.7 million.

     Cash flows (used in) provided by operating activities for the fiscal years ended April 30, 2001, 2000 and 1999 were $(22.7) million, $67.6 million and $57.6 million, respectively. The decrease in cash from operations results from our loss from the discontinued operations of the XFL(TM). Excluding the impact of the XFL(TM), cash provided by continuing operations was $62.7 million for the fiscal year ended April 30, 2001. Working capital, consisting of current assets less current liabilities, was $255.2 million as of April 30, 2001 and $219.8 million as of April 30, 2000.

     Cash flows used in investing activities for the fiscal years ended April 30, 2001, 2000 and 1999 were $141.5 million, $122.0 million and $14.6 million, respectively. As of April 30, 2001 we had approximately $194.6 million invested primarily in short-term corporate and government obligations and mortgage backed securities. The maturities of these instruments are generally for a term of three months or shorter. The purchase of property and equipment of $27.6 million in fiscal 2001 was related to the purchase of equipment for our television and post production facility, equipment for WWF New York(TM), and the modifications to our corporate headquarters in order to accommodate our increase in personnel. Capital expenditures for fiscal 2002, are expected to be approximately $20.0 million, which includes television equipment, computer equipment and leasehold improvements.

     In May, 2000, we purchased the WWF New York(TM) entertainment complex in Times Square for approximately $24.5 million. In addition, we spent approximately $9.5 million on audio/visual equipment for our television studio within the complex and for other leasehold improvements required.

     In March 2001, we acquired certain assets of the WCW(R) brand, including the trade name, tape library and other intangible assets from a subsidiary of AOL Time Warner for approximately $2.5 million. In addition, we incurred certain related costs to acquire these assets of approximately $1.8 million.

     Cash flows provided by (used in) financing activities for the fiscal years ended April 30, 2001, 2000 and 1999 were $107.5 million, $110.5 million, and $(6.1) million, respectively. In fiscal 2001, we sold 2.3 million newly issued shares of our Class A common stock to NBC for $30.0 million and 2.3 million newly issued shares of our Class A common stock to Viacom for $30.0 million. Through July 3, 2001, NBC and we funded an aggregate of approximately $105.8 million for XFL(TM) operations and we expect to be required to advance additional funds for remaining shutdown liabilities. Based on current assumptions, we expect the full amount of funding to be approximately $116.0 million, before any applicable tax benefits.

     On December 12, 1997, we entered into a mortgage loan agreement with GMAC Commercial Mortgage Corp., which was subsequently assigned to Citicorp Real Estate, Inc., under which we borrowed $12.0 million at an annual interest rate of 7.6% to be repaid in monthly installments over 15 years. This term loan is collateralized by our executive offices and television production studio, both of which are located in Stamford, Connecticut. The term loan may not be prepaid in whole or in part prior to and through January 1, 2006. Thereafter, the term loan may be prepaid in whole with the payment of a premium. As of July 3, 2001, the outstanding principal amount of the term loan was $10.3 million.

     We have entered into various contracts under which we are required to make guaranteed payments, including:

     - Performer contracts providing for future minimum guaranteed payments.

     - Television distribution agreements with Viacom affiliates UPN, MTV and TNN that provide for the payment of the greater of a fixed percentage of the revenues from the sale of television advertising time or an annual minimum payment. Our agreement for UPN programming covers two hours of programming every week and expires in September 2003. Our agreement for TNN and MTV programming covers five hours of programming every week and expires in September 2005.

     - Advertising commitments with AOL Time Warner over a three year period, commencing July 1, 2001.

     - Various operating leases related to our sales offices, warehouse space and corporate jet.

     - Employment contract with Vincent K. McMahon, which is for a seven-year term and, in addition, a talent contract which is co-terminous with his employment contract.

     - Employment contract with Linda E. McMahon which is for a four-year term.

     - Employment contracts with certain executives of the Company, the terms of which are generally for a period of two to three years.

     Our aggregate minimum payment obligations under these contracts is $55.3 million, $53.5 million, and $36.9 million for fiscal 2002, 2003 and 2004, respectively. We anticipate that all of these obligations will be satisfied out of cash flows from operating activities.

     We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital (including remaining estimated shutdown costs of the XFL(TM)), capital expenditures and strategic investments. However, during such period or thereafter, depending on the size and number of the projects and investments related to our growth strategy, we may require the issuance of debt and/or additional equity securities.

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

RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value, and based on the amendment, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which, therefore, would require us to adopt such statement on May 1, 2001. The impact of adoption of this statement would be to reflect the estimated fair value of certain warrants that we received in connection with license agreements and would result in an increase to income from continuing operations of $1.5 million, net of tax. See Note 17 of Notes to Consolidated Financial Statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. As a result of our implementation of SAB 101, as of April 30, 2001, there was no change to our revenue recognition policies and procedures.

     In July 2001, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, however early adoption is permitted. We are required to adopt SFAS No. 142 in fiscal 2003. We are currently assessing the impact that SFAS No. 142 will have on our financial position and results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Annual Report on Form 10-K, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment, (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment, (iii) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and storylines, (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, (v) we may not be able to compete effectively with companies providing other forms of entertainment and programming, and many of these competitors have greater financial resources, (vi) we may not be able to protect our intellectual property rights which could negatively impact our ability to compete in the sports entertainment market, (vii) a decline in the general economic conditions or in the popularity of our brand of sports entertainment could adversely impact our business, (viii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries, (ix) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably, (xi) any new or complementary businesses into which we may expand in the future could adversely affect our existing businesses, (xii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can exercise significant influence over our affairs, and his interests could conflict with the holders of our Class A common stock, and (xiii) a substantial number of shares will be eligible for future sale by our current majority stockholder, and the sale of those shares could lower our stock price. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K and undue reliance should not be placed on these statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable.

                                    PART III

     The information required by Part III (Items 10-13) is incorporated herein by reference to the captions "Election of Directors", "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

     1. Financial Statements and Schedule: See index to Financial Statements on page F-1 of this Report.

     2. Exhibits:

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
  3.1     Amended and Restated Certificate of Incorporation of World
          Wrestling Federation Entertainment, Inc. (Incorporated by
          reference to Exhibit 3.2 to our Registration Statement on
          Form S-1 (No. 333-84327)).
  3.2     Amended and Restated By-laws of World Wrestling Federation
          Entertainment, Inc. (Incorporated by reference to Exhibit
          3.4 to our Registration Statement on Form S-1 (No.
          333-84327)).
 10.1     Form of 1999 Long-Term Incentive Plan (Incorporated by
          reference to Exhibit 10.1 to our Registration Statement on
          Form S-1 (No. 333-84327)).*
 10.2     Employment Agreement with Vincent K. McMahon dated October
          14, 1999 (Incorporated by reference to Exhibit 10.2 to our
          Registration Statement on Form S-1 (No. 333-84327)).*
 10.3     Booking Contract with Vincent K. McMahon, dated February 15,
          2000 (Incorporated by reference to Exhibit 10.3 to our
          Annual Report on Form 10-K for the fiscal year ended April
          30, 2000).*
 10.3A    Amendment dated July 3, 2001 to Booking Contract with
          Vincent K. McMahon (filed herewith).*
 10.4     Employment Agreement with Linda E. McMahon dated October 14,
          1999 (Incorporated by reference to Exhibit 10.3 to our
          Registration Statement on Form S-1 (No. 333-84327)).*
 10.5     Booking Contract with Linda E. McMahon, dated February 15,
          2000 (Incorporated by reference to Exhibit 10.5 to our
          Annual Report on Form 10-K for the fiscal year ended April
          30, 2000).*
 10.6     Employment Agreement between Titan Sports Inc. and August J.
          Liguori, dated as of August 24, 1998 (Incorporated by
          reference to Exhibit 10.4 to our Registration Statement on
          Form S-1 (No. 333-84327)).*
 10.7     Employment Agreement with Stuart C. Snyder, effective June
          5, 2000 (Incorporated by reference to Exhibit 10.7 to our
          Annual Report on Form 10-K for the fiscal year ended April
          30, 2000).*
 10.8     License Agreement between Titan Sports Inc. and inDemand,
          formerly known as Viewer's Choice L.L.C., dated as of
          January 20, 1999 (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (No.
          333-84327)).(1)
 10.9     License Agreement between United Paramount Network and World
          Wrestling Federation Entertainment, Inc., dated as of August
          26, 1999 (Incorporated by reference to Exhibit 10.8 to our
          Registration Statement on Form S-1 (No. 333-84327)).(2)
 10.10    Limited Liability Company Agreement, dated June 12, 2000,
          between WWFE Sports, Inc. and NBC-XFL Holding, Inc.
          (Incorporated by reference to Exhibit 10.12 to our Annual
          Report on Form 10-K for the fiscal year ended April 30,
          2000).

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.11    Registration Rights Agreement, dated June 12, 2000, by and between NBC-WWFE Holding, Inc. and the Registrant
          (Incorporated by reference to Exhibit 10.13 to our Annual
          Report on Form 10-K for the fiscal year ended April 30,
          2000).
 10.12    Registration Rights Agreement, dated July 28, 2000, by and between Viacom Inc. and the Registrant (Incorporated by
          reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).
 10.13    Open End Mortgage Deed, Assignment of Rents and Security
          Agreement between TSI Realty Company and GMAC Commercial
          Mortgage Corp. (assigned to Citicorp Real Estate, Inc.),
          dated as of December 12, 1997 (Incorporated by reference to
          Exhibit 10.11 to our Registration Statement on Form S-1 (No.
          333-84327)).
 10.14    Promissory Note issued by TSI Realty Company to GMAC
          Commercial Mortgage Corp. (assigned to Citicorp Real Estate,
          Inc.), dated as of December 12, 1997 (Incorporated by
          reference to Exhibit 10.12 to our Registration Statement on
          Form S-1 (No. 333-84327)).
 10.15    Environmental Indemnity Agreement among TSI Realty Company,
          Titan Sports Inc. and GMAC Commercial Mortgage Corp.
          (assigned to Citicorp Real Estate, Inc.), dated as of
          December 12, 1997 (Incorporated by reference to Exhibit
          10.13 to our Registration Statement on Form S-1 (No.
          333-84327)).
 10.16    Assignment of Leases and Rents between TSI Realty Company
          and GMAC Commercial Mortgage Corp. (assigned to Citicorp
          Real Estate, Inc.), dated as of December 12, 1997
          (Incorporated by reference to Exhibit 10.14 to our
          Registration Statement on Form S-1 (No. 333-84327)).
 10.17    Form of Tax Indemnification Agreement among World Wrestling
          Federation Entertainment, Inc., Stephanie Music Publishing,
          Inc., Vincent K. McMahon and the Vincent K. McMahon
          Irrevocable Deed of Trust, dated as of June 30, 1999
          (Incorporated by reference to Exhibit 10.15 to our
          Registration Statement on Form S-1 (No. 333-84327)).
 10.18    Agreement between WWF-World Wide Fund for Nature and Titan
          Sports, Inc. dated January 20, 1994 (Incorporated by
          reference to Exhibit 10.16 to our Registration Statement on
          Form S-1 (No. 333-84327)).
 21.1     List of Significant Subsidiaries (Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1
          (No. 333-84327)).
 23.1     Consent of Deloitte & Touche LLP (filed herewith).

---------------
 *  Indicates management contract or compensatory plan or arrangement.

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

  (b) Reports on Form 8-K:

     The Registrant filed a report on Form 8-K dated April 11, 2001 under Item 5, Other Events.

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

                                          World Wrestling Federation
                                          Entertainment, Inc.
                                          (Registrant)

Dated: July 27, 2001
                                          By: /s/   AUGUST J. LIGUORI
                                            ------------------------------------
                                                     August J. Liguori
                                              Executive Vice President, Chief
                                                          Financial
                                                   Officer and Treasurer

Dated: July 27, 2001
                                          By: /s/    FRANK G. SERPE
                                            ------------------------------------
                                                       Frank G. Serpe
                                             Senior Vice President, Finance and
                                                  Chief Accounting Officer

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

                     SIGNATURE                               TITLE OR CAPACITY                 DATE
                     ---------                               -----------------                 ----

              /s/ VINCENT K. MCMAHON                 Chairman of the Board of Directors    July 27, 2001
---------------------------------------------------
                Vincent K. McMahon

               /s/ LINDA E. MCMAHON                  Chief Executive Officer and           July 27, 2001
---------------------------------------------------  Director
                 Linda E. McMahon

             /s/ LOWELL P. WEICKER JR.               Director                              July 27, 2001
---------------------------------------------------
               Lowell P. Weicker Jr.

                  /s/ DAVID KENIN                    Director                              July 27, 2001
---------------------------------------------------
                    David Kenin

                /s/ JOSEPH PERKINS                   Director                              July 27, 2001
---------------------------------------------------
                  Joseph Perkins

               /s/ STUART C. SNYDER                  President, Chief Operating Officer    July 27, 2001
---------------------------------------------------  and Director
                 Stuart C. Snyder

               /s/ AUGUST J. LIGUORI                 Executive Vice President, Chief       July 27, 2001
---------------------------------------------------  Financial Officer, Treasurer and
                 August J. Liguori                   Director

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of April 30, 2001 and 2000...  F-3
Consolidated Statements of Income for the years ended April
  30, 2001, 2000 and 1999...................................  F-4
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended April 30, 2001,
  2000 and 1999.............................................  F-5
Consolidated Statements of Cash Flows for the years ended
  April 30, 2001, 2000 and 1999.............................  F-6
Notes to Consolidated Financial Statements..................  F-7
Schedule II -- Valuation and Qualifying Accounts............  F-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of World Wrestling Federation Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheets of World Wrestling Federation Entertainment, Inc. (the "Company") as of April 30, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a)1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2001 and 2000 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte and Touche LLP
Stamford, Connecticut

June 20, 2001

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                AS OF APRIL 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 45,040    $101,779
  Short-term investments....................................   194,631     107,213
  Accounts receivable (less allowance for doubtful accounts
     of $1,868 and $1,085 as of April 30, 2001 and 2000,
     respectively)..........................................    72,337      60,424
  Inventory, net............................................     4,918       2,752
  Prepaid expenses and other current assets.................    23,581       6,084
  Assets held for sale......................................        --       9,600
                                                              --------    --------
     Total current assets...................................   340,507     287,852
Property and Equipment -- Net...............................    83,521      41,484
Other Assets................................................    19,064       7,696
                                                              --------    --------
          Total Assets......................................  $443,092    $337,032
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $    556    $  1,017
  Accounts payable..........................................    19,490      17,690
  Accrued expenses and other liabilities....................    38,944      37,168
  Deferred income...........................................    14,506      12,220
  Net liabilities of discontinued operations................    11,834          --
                                                              --------    --------
     Total current liabilities..............................    85,330      68,095
Long-Term Debt..............................................     9,903      10,400
Commitments and Contingencies (Note 12)
Stockholders' Equity:
  Class A common stock: ($.01 par value; 180,000,000 shares
     authorized; 16,265,384 shares issued as of April 30,
     2001 and 11,500,000 shares issued as of April 30,
     2000)..................................................       162         115
  Class B Common Stock: ($.01 par value; 60,000,000 shares
     authorized; 56,667,000 shares issued as of April 30,
     2001 and 2000).........................................       567         567
  Additional paid-in capital................................   296,525     222,535
  Accumulated other comprehensive (loss) income.............      (597)        105
  Retained earnings.........................................    51,202      35,215
                                                              --------    --------
     Total stockholders' equity.............................   347,859     258,537
                                                              --------    --------
          Total Liabilities and Stockholders' Equity........  $443,092    $337,032
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FISCAL YEAR ENDED APRIL 30,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
Net revenues...............................................  $456,043    $379,310    $251,474
Cost of revenues (excluding performer stock option charges
  of $760 and $6,020 for fiscal 2001 and 2000,
  respectively)............................................   258,103     220,980     147,026
Stock option and other non-cash charges (Note 13)..........       760      15,330          --
Selling, general and administrative expenses...............   105,019      71,095      45,521
Depreciation and amortization..............................     7,180       2,544       1,946
                                                             --------    --------    --------
Operating income...........................................    84,981      69,361      56,981
Interest expense...........................................       856       2,155       1,125
Interest and other income, net.............................    15,916       7,571       2,117
                                                             --------    --------    --------
Income from continuing operations before income taxes......   100,041      74,777      57,973
Provision for income taxes (Note 11).......................    37,144      15,200       1,943
                                                             --------    --------    --------
Income from continuing operations..........................    62,897      59,577      56,030
                                                             --------    --------    --------
Discontinued Operations (Note 19):
  Loss from XFL operations, net of taxes of $17,679 and
     $410 for fiscal 2001 and 2000, respectively and
     minority interest.....................................   (31,293)       (669)         --
  Estimated loss on shutdown of the XFL, net of taxes of
     $5,265 and minority interest..........................   (15,617)         --          --
                                                             --------    --------    --------
  Loss from discontinued operations........................   (46,910)       (669)         --
                                                             --------    --------    --------
Net income.................................................  $ 15,987    $ 58,908    $ 56,030
                                                             ========    ========    ========
Earnings from continuing operations per common share:
  basic and diluted........................................  $   0.87    $   0.95    $   0.99
                                                             --------    --------    --------
Discontinued Operations -- basic and diluted:
  Loss from XFL operations per common share................     (0.43)      (0.01)         --
  Estimated loss on shutdown per common share..............     (0.22)         --          --
                                                             --------    --------    --------
  Loss from discontinued operations per common share.......     (0.65)      (0.01)         --
                                                             --------    --------    --------
Earnings per common share:
  basic and diluted........................................  $   0.22    $   0.94    $   0.99
                                                             ========    ========    ========
Unaudited Pro Forma Information (Note 3):
Historical income from continuing operations before income
  taxes....................................................              $ 74,777    $ 57,973
Pro forma adjustment other than income taxes...............                   427       2,515
                                                                         --------    --------
Pro forma income from continuing operations before income
  taxes....................................................                74,350      55,458
Pro forma provision for income taxes.......................                29,132      22,227
                                                                         --------    --------
Pro forma income from continuing operations................              $ 45,218    $ 33,231
                                                                         ========    ========
Pro forma earnings from continuing operations per common
  share:
  basic and diluted........................................              $   0.72    $   0.59
                                                                         ========    ========

                 See Notes to Consolidated Financial Statements

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                           CONSOLIDATED STATEMENTS OF
                 STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                      ACCUMULATED
                                       COMMON STOCK     ADDITIONAL       OTHER
                                      ---------------    PAID-IN     COMPREHENSIVE   RETAINED
                                      SHARES   AMOUNT    CAPITAL     INCOME (LOSS)   EARNINGS    TOTAL
                                      ------   ------   ----------   -------------   --------   --------
Balance, May 1, 1998................  56,667    $567     $      1        $ (99)      $ 22,228   $ 22,697

Comprehensive income:
  Net income........................              --           --           --         56,030     56,030
  Translation adjustment............              --           --           12             --         12
                                                                                                --------
Total comprehensive income..........                                                              56,042
S Corporation distributions.........              --           --           --         (6,479)    (6,479)
                                      ------    ----     --------        -----       --------   --------
Balance, April 30, 1999.............  56,667     567            1          (87)        71,779     72,260

Comprehensive Income:
  Net income........................              --           --           --         58,908     58,908
  Translation adjustment............              --           --           (2)            --         (2)
  Unrealized holding gain, net of
     tax............................              --           --          194             --        194
                                                                                                --------
Total comprehensive income..........                                                              59,100
Net proceeds from initial public
  offering..........................  11,500     115      181,700           --             --    181,815
Stock issuance costs................              --       (2,492)          --             --     (2,492)
Stock option and other non-cash
  charges...........................              --       15,330           --             --     15,330
S Corporation earnings retained.....              --       27,996           --        (27,996)        --
S Corporation distributions.........              --           --           --        (67,476)   (67,476)
                                      ------    ----     --------        -----       --------   --------
Balance, April 30, 2000.............  68,167     682      222,535          105         35,215    258,537

Comprehensive income:
  Net income........................              --           --           --         15,987     15,987
  Translation adjustment............              --           --         (175)            --       (175)
  Unrealized holding loss, net of
     tax............................              --           --         (527)            --       (527)
                                                                                                --------
Total comprehensive income..........                                                              15,285
Issuance of common stock (Note
  13)...............................   4,615      46       59,954           --             --     60,000
Stock issuance costs................              --         (534)          --             --       (534)
Non-cash stock issuance charge (Note
  13)...............................              --       10,673           --             --     10,673
Stock option charges................              --        1,092           --             --      1,092
Exercise of stock options...........     150       1        2,549           --             --      2,550
Tax benefit from exercise of stock
  options...........................              --          256           --             --        256
                                      ------    ----     --------        -----       --------   --------
Balance, April 30, 2001.............  72,932    $729     $296,525        $(597)      $ 51,202   $347,859
                                      ======    ====     ========        =====       ========   ========

                 See Notes to Consolidated Financial Statements

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED APRIL 30,
                                                              ----------------------------------
                                                                2001         2000         1999
                                                              ---------    ---------    --------
OPERATING ACTIVITIES:
  Net income................................................  $  15,987    $  58,908    $ 56,030
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Loss from discontinued operations.........................     46,910          669          --
  Gain on sale of property in Las Vegas.....................     (1,249)          --          --
  Depreciation and amortization.............................      7,180        2,544       1,946
  Amortization of deferred income...........................       (407)          --          --
  Provision for doubtful accounts...........................      1,239          113         920
  Provision for inventory obsolescence......................        803        1,174       1,530
  Stock option and other non-cash charges...................        760       15,330          --
  Provision for deferred income taxes.......................      2,235       (6,892)       (483)
  Changes in assets and liabilities (net of effects of
  acquisition of WWF New York)
    Accounts receivable.....................................    (13,128)     (23,027)    (17,208)
    Inventory...............................................     (2,484)        (987)     (1,842)
    Prepaid expenses and other current assets...............     (3,109)      (1,553)     (1,522)
    Accounts payable........................................      1,086        4,744      (1,937)
    Accrued expenses and other liabilities..................      7,350       16,538      15,107
    Deferred income.........................................       (454)       1,128       5,105
                                                              ---------    ---------    --------
       Net cash provided by continuing operations...........     62,719       68,689      57,646
       Net cash used in discontinued operations.............    (85,460)      (1,079)         --
                                                              ---------    ---------    --------
       Net cash (used in) provided by operating
         activities.........................................    (22,741)      67,610      57,646
                                                              ---------    ---------    --------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (27,593)     (15,068)     (3,756)
  Purchase of WWF New York..................................    (24,500)          --          --
  Acquisition of WCW (including certain related costs of
    acquisition)............................................     (4,155)          --          --
  Purchase of short-term investments........................    (87,794)    (106,964)         --
  Purchase of property in Las Vegas.........................         --           --     (10,878)
  Net proceeds from the sale of property in Las Vegas.......     11,305           --          --
                                                              ---------    ---------    --------
       Net cash used in continuing operations...............   (132,737)    (122,032)    (14,634)
       Net cash used in discontinued operations.............     (8,734)          --          --
                                                              ---------    ---------    --------
       Net cash used in investing operations................   (141,471)    (122,032)    (14,634)
                                                              ---------    ---------    --------
FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................         --           --       1,563
  Repayments of long-term debt..............................       (959)      (1,373)     (1,166)
  S Corporation distributions...............................         --      (67,476)     (6,479)
  Net proceeds from initial public offering.................         --      181,815          --
  Proceeds from issuance of Class A Common Stock............     60,000           --          --
  Proceeds from exercise of stock options...................      2,551           --          --
  Stock issuance costs......................................       (534)      (2,492)         --
                                                              ---------    ---------    --------
       Net cash provided by (used in) continuing
         operations.........................................     61,058      110,474      (6,082)
       Net cash provided by discontinued operations.........     46,415           --          --
                                                              ---------    ---------    --------
       Net cash provided by (used in) financing
         activities.........................................    107,473      110,474      (6,082)
                                                              ---------    ---------    --------
Net (Decrease) Increase in Cash and Cash Equivalents........    (56,739)      56,052      36,930
Cash and Cash Equivalents, Beginning of Period..............    101,779       45,727       8,797
                                                              ---------    ---------    --------
Cash and Cash Equivalents, End of Period....................  $  45,040    $ 101,779    $ 45,727
                                                              =========    =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for income taxes, net of
    refunds.................................................  $  33,646    $  19,697    $    644
  Cash paid during the period for interest..................  $     855    $   2,153    $  1,143
SUPPLEMENTAL NON-CASH INFORMATION:
  Receipt of warrants (Note 17).............................  $   2,884    $       7    $  2,359

                 See Notes to Consolidated Financial Statements

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

     The accompanying consolidated financial statements include the accounts of World Wrestling Federation Entertainment, Inc., and its wholly owned subsidiaries, TSI Realty Company, WWF Hotel & Casino Ventures, LLC, World Wrestling Federation Entertainment Canada, Inc., Stephanie Music Publishing, Inc., WWFE Sports, Inc., WCW, Inc., Event Services, Inc., WWF New York Inc. and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company"). WWFE Sports, Inc. owns 50% and has operating control of XFL, LLC, a professional football league, which was a venture with National Broadcasting Company ("NBC"). In early May 2001, the Company formalized its decision to discontinue operations of the XFL(TM) and accordingly, has reported XFL(TM) operating results and estimated shutdown costs as Discontinued Operations as of April 30, 2001.

     All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The Company is an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring its World Wrestling Federation brand of entertainment. The Company's continuing operations are organized around two principal activities:

     - Live and televised entertainment, which consists of live events, television programming and pay-per-view programming. Revenues consist principally of attendance at live events, sale of television advertising time, domestic and international television rights fees and pay-per-view buys.

     - Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees and direct marketing and sales of merchandise, magazines and home videos. Revenues also include those generated from the Company's WWF New York(TM) entertainment complex located in New York City.

The Company's discontinued operations consisted of revenues from the XFL(TM), including attendance at live events, sale of television advertising time and sales of consumer products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents -- Cash and cash equivalents include cash on deposit in overnight deposit accounts, certificates of deposit with original maturities of three months or less and investments in money market accounts.

     Short-term Investments -- The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of the United States government and federal agencies securities, corporate commercial paper, corporate bonds and mortgage backed securities which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income in stockholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. As of April 30, 2001, the value of the Company's short-term investments were approximately $217 lower than market value, and as a result, the Company recorded an unrealized loss for this amount. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

     Accounts Receivable -- Accounts receivable relate principally to amounts due the Company from cable companies for pay-per-view presentations and balances due from the sale of television advertising, videotapes and magazines.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Inventory -- Inventory consists of merchandise sold on a direct sales basis, and videotapes, which are sold through wholesale distributors and retailers. Inventory is stated at the lower of cost (first-in, first-out basis) or market. Substantially all inventory is comprised of finished goods.

     Property and Equipment -- Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are amortized over the lesser of the remaining useful life of the buildings or the anticipated life of improvements.

     Income Taxes -- The Company accounts for income taxes in accordance with the provisions of SFAS 109, "Accounting For Income Taxes." (See Note 11).

     Concurrent with the closing of the initial public offering on October 19, 1999 (the "Offering"), the Company terminated its S Corporation election and thereafter has been subject to federal, state and foreign income taxes. See Note 3 regarding pro forma income taxes assuming that the Company had been a C Corporation for the periods prior to the Offering.

     Other than World Wrestling Federation Entertainment Canada, Inc., prior to the termination of its S Corporation status, federal taxable income attributable to the operations of the Company was included in the federal taxable income of the individual stockholder. The provision for income taxes for the year ended April 30, 1999 relates to the foreign operations of the Company and certain state taxes. The deferred state and foreign tax provision was determined under the asset and liability method. Under this method, deferred assets and liabilities are recognized based on differences between financial statement and income tax basis of assets and liabilities using presently enacted tax rates. Concurrent with the termination of the Company's S Corporation election, all deferred taxes were revalued using a combined federal and state tax rate.

     Revenue Recognition -- Revenues from live and televised entertainment are recorded when earned, specifically upon the occurrence or airing of the related event. Revenues from the licensing and sale of branded consumer products consist principally of royalty revenues, magazine subscription and newsstand revenues and sales of branded merchandise, net of estimated returns. Royalty revenues are recognized in accordance with the terms of applicable royalty and license agreements with each counter party, which is generally upon receipt of notice by the individual licensee as to license fees due. In certain situations the Company receives royalty advances from third parties which are deferred and recognized over the term of the related agreements. Subscription revenues are initially deferred and earned pro-rata over the related subscription periods. Sales of merchandise and newsstand magazines are recorded when shipped to third parties. Revenues from the WWF New York(TM) entertainment complex are recorded at the time service is performed.

     Advertising Expense -- Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented.

     Foreign Currency Translation -- For translation of the financial statements of its Canadian subsidiary, the Company has determined that the Canadian dollar is the functional currency. Assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss), a component of stockholders' equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Valuation of Long-Lived Assets -- The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when indicators of impairment are present and undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     Stock-Based Compensation -- The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The disclosures are set forth in Note 13. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     Recent Accounting Pronouncements -- In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was released, as amended by SFAS No. 137, for the deferral of the implementation. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which therefore would require the Company to adopt such statement on May 1, 2001. The impact of adoption of this statement in the first quarter of fiscal 2002 will result in an increase to income from continuing operations of $1,500, net of tax (see Note 17).

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. As a result of the Company's implementation of SAB 101, as of April 30, 2001, there was no change to the Company's revenue recognition policies and procedures.

     In July 2001, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, however early adoption is permitted. The Company is required to adopt SFAS 142 in fiscal 2003. The Company is currently assessing the impact that SFAS No. 142 will have on its financial position and results of operations.

3. UNAUDITED PRO FORMA INFORMATION

     The unaudited pro forma consolidated statements of income information presents the pro forma effects on the historical consolidated statements of income from continuing operations for fiscal years ended April 30, 2000 and 1999 of $427 and $2,515, respectively, for additional compensation to the chairman of the board of directors and to the chief executive officer pursuant to employment agreements that became effective July 1, 1999. Additionally, it presents income taxes of $29,132 and $22,227 for the fiscal years ended April 30, 2000 and 1999, respectively, to give pro forma effect due to the change in the Company's tax status from a Subchapter S Corporation to a Subchapter C Corporation, representing an overall effective tax rate of 39.2% for fiscal 2000 and 40% for fiscal 1999.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. EARNINGS PER SHARE

     For the year ended April 30, 2001, for the purpose of calculating earnings per share -- basic, the weighted average number of common shares outstanding was 72,025,222 and for the purpose of calculating earnings per share -- diluted, the weighted average number of common shares outstanding, including dilutive securities, was 72,216,870 which includes 191,648 shares representing the dilutive effect of outstanding options.

     For the year ended April 30, 2000, for the purpose of calculating earnings per share -- basic, the weighted average number of common shares outstanding was 62,806,726 and for the purpose of calculating earnings per share -- diluted, the weighted average number of common shares outstanding, including dilutive securities, was 62,830,279 which includes 23,553 shares representing the dilutive effect of outstanding options.

     For the year ended April 30, 1999 for the purpose of calculating earnings per share -- basic and earnings per share -- diluted, the weighted average number of common shares outstanding was 56,667,000.

5. INVESTMENTS

     Short-term investments consist of the following as of April 30, 2001 and 2000:

                                                              APRIL 30, 2001
                                                   ------------------------------------
                                                                UNREALIZED       FAIR
                                                     COST      HOLDING LOSS     VALUE
                                                   --------    ------------    --------
Government obligations...........................  $ 30,350       $  --        $ 30,350
Corporate obligations and other..................   129,552        (217)        129,335
Mortgage backed securities.......................    34,946          --          34,946
                                                   --------       -----        --------
     Total.......................................  $194,848       $(217)       $194,631
                                                   ========       =====        ========

                                                              APRIL 30, 2000
                                                   ------------------------------------
                                                                UNREALIZED       FAIR
                                                     COST      HOLDING GAIN     VALUE
                                                   --------    ------------    --------
Government obligations...........................  $  9,300        $ 19        $  9,319
Corporate obligations............................    96,435         230          96,665
Other............................................     1,229          --           1,229
                                                   --------        ----        --------
     Total.......................................  $106,964        $249        $107,213
                                                   ========        ====        ========

In addition to the short-term investments included above, the Company has received warrants from four publicly traded companies with whom it has either licensing or television agreements. The estimated fair value of the warrants relating to these contracts on the date of receipt aggregated approximately $5,237. The carrying amount of these warrants was $4,834 and was included in other assets in the Consolidated Balance Sheet as of April 30, 2001. At April 30, 2001, the Company recorded an unrealized loss of $324 ($200, net of tax) related to the markdown to fair value of certain of these warrants.

6. ASSETS HELD FOR SALE

     The Company sold its property located in Las Vegas, Nevada on December 22, 2000. As a result of the sale, the Company received net proceeds of $11,305 and recognized a gain of $1,249, which was included in interest and other income, net.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. ACQUISITIONS

     In March 2001, the Company acquired substantially all of the intellectual properties and certain other assets of World Championship Wrestling(R)(the "WCW(R)"),including the trade name, tape library and other intangible assets from a subsidiary of AOL Time Warner for $2,500. In addition, the Company incurred certain related costs to acquire these assets of approximately $1,800. Intellectual properties and certain other assets acquired, in addition to the related costs to acquire these assets, will be amortized over 10 years.

On May 3, 2000, the Company acquired the net assets of the WWF New York(TM) entertainment complex from its licensee for $24,500. The Company accounted for this transaction as a purchase. The allocation of the purchase price included approximately $21,200 in fixed assets, $1,300 in current assets and $900 in liabilities. Goodwill arising as a result of this transaction amounted to approximately $2,900 which is being amortized over 10 years and is included in other assets in the Consolidated Balance Sheet. Included in depreciation and amortization expense for the twelve months ended April 30, 2001 was $372 of goodwill amortization.

8. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of:

                                                                   APRIL 30,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Land, buildings and improvements............................  $ 69,067    $41,960
Equipment...................................................    45,561     24,785
Vehicles....................................................       673        629
                                                              --------    -------
                                                               115,301     67,374
  Less accumulated depreciation and amortization............    31,780     25,890
                                                              --------    -------
     Total..................................................  $ 83,521    $41,484
                                                              ========    =======

     Depreciation and amortization expense included in continuing operations was $6,808, $2,544 and $1,946 for the years ended April 30, 2001, 2000 and 1999, respectively. Additionally, included in discontinued operations was depreciation expense related to the XFL(TM) of $7,334 for the year ended April 30, 2001, which includes the write-off of certain fixed assets of $6,201.

9. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consisted of the following as of:

                                                                  APRIL 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Accrued pay-per-view event costs............................  $ 7,802    $ 7,020
Accrued talent royalties....................................      718      1,981
Accrued payroll related costs...............................    7,666      7,228
Accrued television costs....................................   12,619      8,719
Accrued other...............................................   10,139     12,220
                                                              -------    -------
     Total..................................................  $38,944    $37,168
                                                              =======    =======

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. DEBT

     Debt as of April 30, 2001 and 2000 consisted of the following:

                                                               2001       2000
                                                              -------    -------
GMAC Commercial Mortgage Corporation........................  $10,459    $10,932
IBJ Business Credit Corporation.............................       --        485
                                                              -------    -------
Total debt..................................................   10,459     11,417
Less current portion........................................      556      1,017
                                                              -------    -------
Long-term debt..............................................  $ 9,903    $10,400
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

     During July 1998, the Company amended its then revolving line of credit agreement with IBJ to allow the Company to make a capital expenditure loan, under the terms of which the Company borrowed $1,564 at the IBJ Swap Rate plus 3% (8.92% at April 30, 2000) to be repaid in 29 monthly installments of approximately $54 which commenced on September 1, 1998. The loan was collateralized by the purchased equipment. As of December 31, 2000, the loan was paid in full.

     Interest expense was $856, $2,155 and $1,125 for the years ended April 30, 2001, 2000 and 1999, respectively. Included in interest expense for the year ended April 30, 2000 was interest of $1,127 incurred in connection with the $32,000 note payable to the Company's then sole stockholder, which was paid in full as of April 30, 2000 (see Note 15).

     As of April 30, 2001, the scheduled principal repayments under the mortgage loan agreement described above are as follows:

YEAR ENDING APRIL 30,
---------------------
  2002......................................................  $   556
  2003......................................................      601
  2004......................................................      647
  2005......................................................      701
  2006......................................................      756
Thereafter..................................................    7,198
                                                              -------
     Total..................................................  $10,459
                                                              =======

11. INCOME TAXES

     Concurrent with the Company's initial public offering in October 1999, its tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, the Company is directly responsible for all federal, state and foreign income taxes. As a result of the change in its tax status, for the year ended April 30, 2001, the Company was taxed on its income from continuing operations at an effective tax rate of 37.1% and for the year ended April 30, 2000, the Company was taxed on its income from continuing operations at an effective rate of approximately 20.3% based upon the number of days during the fiscal year that it was a Subchapter S Corporation and the number of days it was a Subchapter C Corporation.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company's income tax provision related to its income from continuing operations for fiscal 2001 and 2000 was $37,144 and $15,200 respectively, and includes federal, state and foreign taxes. Including its loss from discontinued operations of the XFL(TM), the Company's provision for income taxes was $14,200 and $14,790 for the fiscal years ended April 30, 2001 and 2000, respectively. Other than World Wrestling Federation Entertainment Canada, Inc., the Company was formerly an S Corporation for U.S. federal income tax purposes. An S Corporation's income or loss and distributions are passed through to, and taken into account by, the corporation's stockholder in computing personal taxable income. Accordingly, no provision for U.S. federal income tax was made in the consolidated financial statements for the fiscal year ended April 30, 1999. See
Note 3 regarding pro forma income taxes assuming the Company had not been an S Corporation.

     The Company accounts for income taxes in accordance with the provisions of SFAS 109, "Accounting For Income Taxes." The components of the Company's tax provision from continuing operations for each of the three years in the period ended April 30, 2001 are as follows:

                                                                  APRIL 30,
                                                         ----------------------------
                                                          2001       2000       1999
                                                         -------    -------    ------
Current:
  Federal..............................................  $31,526    $17,036        --
  State and local......................................    2,983      4,783    $2,202
  Foreign..............................................      400        273       224
Deferred:
  Federal..............................................    1,961     (5,726)       --
  State and local......................................      271     (1,150)     (413)
  Foreign..............................................        3        (16)      (70)
                                                         -------    -------    ------
     Total.............................................  $37,144    $15,200    $1,943
                                                         =======    =======    ======

     The Company's provision for income taxes from continuing operations and discontinued operations was as follows for the fiscal years ended April 30, 2001, 2000 and 1999:

                                                          2001       2000       1999
                                                        --------    -------    ------
Provision for income taxes from continuing
  operations..........................................  $ 37,144    $15,200    $1,943
Provision for income taxes from discontinued
  operations..........................................   (22,944)      (410)       --
                                                        --------    -------    ------
Provision for income taxes............................  $ 14,200    $14,790    $1,943
                                                        ========    =======    ======

     The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

                                                                   APRIL 30,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
Statutory U.S. federal tax at 35%...........................  $35,014    $ 26,172
State and local taxes, net of federal benefit...............    3,034       3,236
Deferred tax benefit due to change in tax status............       --      (2,660)
Federal benefit of S Corporation............................       --     (11,976)
Foreign.....................................................      140          93
Other.......................................................   (1,044)        335
                                                              -------    --------
Provision for income taxes..................................  $37,144    $ 15,200
                                                              =======    ========

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following as of April 30, 2001 and 2000:

                                                               2001       2000
                                                              -------    -------
Deferred tax assets:
  Accounts receivable.......................................  $   693    $   364
  Inventories...............................................      995      1,665
  Prepaid royalties.........................................      529      1,251
  Stock options.............................................    5,409      6,012
  Investments...............................................    1,096         --
  Intangibles...............................................    3,036         --
  Accrued liabilities and reserves..........................    5,940        548
  Capital loss carry forward................................    3,580         --
  Other.....................................................      710        464
  Foreign...................................................       83         86
                                                              -------    -------
                                                               22,071     10,390
  Valuation allowance.......................................   (3,580)        --
                                                              -------    -------
                                                               18,491     10,390
Deferred tax liabilities:
  Fixed assets and depreciation.............................    3,234      1,109
  Intangible assets.........................................       --        108
  Prepaid royalties.........................................      980      1,522
                                                              -------    -------
                                                                4,214      2,739
                                                              -------    -------
     Total, net.............................................  $14,277    $ 7,651
                                                              =======    =======

     The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of April 30, 2001 and 2000, $10,208 and $2,349, respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $4,069 and $5,302, respectively, are included in other non-current assets in the Consolidated Balance Sheets.

     As of April 30, 2001, the Company recorded a valuation allowance of $3,580 to reduce its deferred tax assets to an amount more likely than not to be recovered. The valuation allowance primarily relates to the deferred tax assets arising from capital loss carry forwards associated with the liquidation of an investment. The capital loss carry forward expires in 2007.

     Based upon the level of historical taxable income and projections for the future taxable periods in which the temporary differences are anticipated to reverse, it is more likely than not that the Company will realize the benefits of the remaining deductible differences, net of the valuation allowance at April 30, 2001.

     United States income taxes have not been provided on unremitted earnings of the Company's foreign subsidiary, because the Company's intent is to keep such earnings indefinitely reinvested in the foreign subsidiary's operations.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES

     The Company has certain commitments, including various non-cancelable operating leases, performance contracts with various performers, employment agreements with certain executive officers, advertising commitments with AOL Time Warner, and agreements with Viacom and United Paramount Network ("UPN"), which guarantees each party a minimum payment for advertising during the course of the respective agreements. Future minimum payments as of April 30, 2001 under the agreements described above are as follows:

                                               OPERATING LEASE       OTHER
YEAR ENDING APRIL 30,                            COMMITMENTS      COMMITMENTS     TOTAL
---------------------                          ---------------    -----------    --------
  2002.......................................      $ 5,792         $ 49,552      $ 55,344
  2003.......................................        5,805           47,683        53,488
  2004.......................................        5,859           31,032        36,891
  2005.......................................        5,713           23,664        29,377
  2006.......................................        5,665            6,848        12,513
Thereafter...................................       42,038            7,390        49,428
                                                   -------         --------      --------
     Total...................................      $70,872         $166,169      $237,041
                                                   =======         ========      ========

Rent expense under operating leases was approximately $4,142, $643 and $260 for the fiscal years ended April 30, 2001, 2000, and 1999, respectively.

  Legal Proceedings

     On May 13, 1991, William R. Eadie, a former professional wrestler who had been one of the Company's performers, filed a lawsuit in state court in Wisconsin against the Company and Mr. McMahon. The case was removed to the United States District Court for the District of Connecticut on August 7, 1991. The suit alleged that the Company breached an oral agreement to compensate Mr. Eadie for the use of his ideas in connection with a wrestling tag team called "Demolition" and to employ him for life. In a similar action filed against the Company on April 10, 1992 in the United States District Court for the District of Connecticut, Randy Colley, a former professional wrestler who had been one of the Company's performers, also alleged that the Company breached an oral agreement to compensate him for disclosing his idea for a wrestling tag team called "Demolition." Mr. Colley's claims were consolidated for trial with those of Mr. Eadie. On May 25, 2001, the parties entered into a settlement agreement, under which all claims against the Company were dismissed with prejudice. By Order dated July 3, 2001 the court dismissed all claims against the Company with prejudice.

     On June 15, 1999, members of the family of Owen Hart, a professional wrestler performing under contract with the Company, filed suit in state court in Missouri against the Company, Vincent and Linda McMahon and nine other defendants, including the manufacturer of the rigging equipment involved, individual equipment riggers and the arena operator, as a result of the death of Owen Hart during a pay-per-view event at Kemper Arena in Kansas City, Missouri on May 23, 1999. The parties have agreed to a settlement that dismisses all claims against the Company and the McMahons and allows the Company the right to pursue contribution and indemnity from the companies which manufactured and sold the equipment involved in the accident. The parties have obtained all necessary judicial approvals for the settlement agreement. As a result of the settlement, the Company recorded a charge of $7,000, which was included in selling, general and administrative expenses for the fiscal year ended April 30, 2001.

     On September 20, 1999, the Company was formally served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with the Company, filed in the United States District

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass's complaint sought $20,000 in compensatory damages and $100,000 in punitive damages. On or about November 9, 1999, the Company received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On January 27, 2000, the EEOC closed its file on her claim. The Company filed a motion to dismiss the original complaint. During oral argument on the Company's motion to dismiss, plaintiff requested leave of court to file an amended complaint. The Plaintiff filed a second amended complaint on October 20, 2000. Motions to Dismiss the second amended complaint were filed on December 18, 2000 and granted in part on February 14, 2001. On March 5, 2001, the Company answered the surviving counts in the second amended complaint. The Company believes that the claims are without merit and intends to vigorously defend against this action. Based on the Company's preliminary review of the allegations and the underlying facts, as the Company understands them, the Company does not believe that an unfavorable outcome in this action will have a material adverse effect on its financial condition, results of operations or prospects.

     On April 17, 2000, the WWF -- World Wide Fund for Nature (the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and the Company. The Fund alleges that the Company's use of the initials "WWF" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of the Company's websites; (ii) the Company's "scratch" logo; and (iii) certain oral uses in the contexts of foreign broadcasts of its programming, violate the agreement between the Fund and the Company. On August 29, 2000, the Company filed its defense and counterclaim. On January 24, 2001, the Fund requested leave of court to amend its complaint to add a count of money damages. Leave has not yet been granted. On January 30, 2001, the Fund filed for summary judgment on its claims. Oral Argument on the Fund's motion for summary judgment was heard the week of July 16, 2001, and the court's decision is currently pending. The Company believes that it has meritorious defenses and intends to defend the action vigorously. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects

     On November 14, 2000, Stanley Schenker & Associates, Inc. filed a complaint against the Company, relating to the termination of an Agency Agreement between the Company and Plaintiff. Plaintiff seeks compensatory damages and punitive damages in an unspecified amount, attorneys' fees, an accounting and a declaratory judgment. The Company believes that it has meritorious defenses and intends to defend the action vigorously. On December 15, 2000, the Company filed a motion to strike all the claims against it, with the exception of one count for breach of contract. The motion was fully briefed by both parties on February 7, 2001. On March 27, 2001, the Plaintiff filed a substituted complaint reasserting all counts against the Company. On April 11, 2001, the Company answered the substitute complaint. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

     In response to a demand letter from the William Morris Agency, Inc., the Company filed an action on October 2, 2000 seeking declaratory, legal and equitable relief relating to Defendant's improper claims for commissions on business opportunities with which it had no involvement. William Morris filed a counterclaim on February 1, 2001 alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. William Morris filed a motion to dismiss all non-contract claims against it. The Company also filed a motion to partially dismiss William Morris's counterclaims. By Order dated June 21, 2001, the court granted William Morris's motion to dismiss only with respect to our claim for fraud and unfair trade practices; William Morris's motion to dismiss was denied with respect to the remaining counts of the Company's complaint. The Company believes that it has meritorious defenses and intends to defend the action vigorously. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company is not currently a party to any other material legal proceedings. However, it is involved in several other suits and claims in the ordinary course of business, and may from time to time become a party to other legal proceedings arising in the ordinary course of doing business.

13. STOCKHOLDERS' EQUITY

     On October 15, 1999, the Company filed an amended and restated certificate of incorporation which, among other things, authorized 60,000,000 shares of new Class B common stock, par value $.01 per share, reclassified each outstanding share of World Wrestling Federation Entertainment, Inc. common stock into 566,670 shares of Class B common stock, authorized 180,000,000 shares of new Class A common stock, par value $.01 per share and authorized 20,000,000 shares of preferred stock, par value $.01 per share. In October 1999, the Company sold 11,500,000 shares of its Class A common stock to the public at an initial offering price of $17.00 per share (the "Offering"). The net proceeds to the Company generated from the offering were approximately $179,323 after deducting commissions, fees and expenses. Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock.

     On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. As a result of the stock purchase, the Company recorded a non-cash charge of $10,673 which was being amortized over 30 months. Amortization of $3,699 during fiscal 2001 was reflected in Discontinued Operations. As a result of the Company's decision to discontinue operations of the XFL, the Company wrote-off the remaining unamortized asset of $6,974 which was also reflected in Discontinued Operations.

     On July 28, 2000, Viacom Inc. ("Viacom") purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. In conjunction with the agreement to sell the stock, the Company recorded a fiscal 2000 non-cash charge of $9,310 ($5,660, net of taxes.) As of April 30, 2001,Viacom owned approximately 2.2 million shares.

     On April 30, 2001, the Company had 56,667,000 shares of Class B common stock and 16,265,384 shares of Class A common stock outstanding.

     In July 1999, the Company adopted the 1999 Long-Term Incentive Plan ("LTIP"), which became effective with the Offering. The LTIP provides for grants of options as incentives and rewards to encourage employees, directors, consultants and performers in the long-term success of the Company. The LTIP provides for grants of options to purchase shares at a purchase price equal to the fair market value on the date of the grant. The options expire 10 years after the date of the grant and are generally exercisable in installments beginning one year from the date of the grant. The LTIP also provides for the grant of other forms of equity based incentive awards as determined by the Compensation Committee of the Board of Directors. The total number of shares reserved for issuance under the LTIP are 10,000,050, of which 6,670,700 stock options were outstanding under the LTIP as of April 30, 2001. Of these options, 1,172,000 were granted to independent contractors consisting primarily of the Company's performers. With respect to the options granted to independent contractors, the Company accounted for the equity instrument grants in accordance with SFAS No. 123, "Accounting for Stock Based Compensation" and with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For Acquiring, or in Conjunction with Selling, Goods or Services" and as a result recorded a charge of $1,092 (of which, $332 was included in Discontinued Operations) and $6,020 for the years ended April 30, 2001 and 2000, respectively. The options granted to employees have been accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     Presented below is a summary of the LTIP's activity for the period commencing with the date of the Offering through the fiscal year ended April 30, 2001.

                                                                        WEIGHTED AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ---------    ----------------
Options granted at Offering..............................  5,400,500         $17.00
Options granted subsequent to the Offering...............     45,000         $17.00
Options canceled.........................................    (97,000)        $17.00
                                                           ---------         ------
Options outstanding at April 30, 2000....................  5,348,500         $17.00
Options granted..........................................  1,666,200         $14.42
Options canceled.........................................   (194,000)        $17.00
Options exercised........................................   (150,000)        $17.00
                                                           ---------         ------
Options outstanding at April 30, 2001....................  6,670,700         $16.36
                                                           =========         ======
Options available for future grants at April 30, 2001....  3,179,350
                                                           =========

     The number of options exercisable as of April 30, 2001 and 2000 were 1,832,743 and 621,100, respectively. The following table summarizes information for options outstanding and exercisable as of April 30, 2001:

                                                                         NUMBER OF
   RANGE OF      NUMBER OF OPTIONS  WEIGHTED AVERAGE  WEIGHTED AVERAGE    OPTIONS    WEIGHTED AVERAGE
EXERCISE PRICES     OUTSTANDING      REMAINING LIFE    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------  -----------------  ----------------  ----------------  -----------  ----------------
$11.93-$21.25..      6,670,700         8.8 years           $16.36       1,832,743         $17.00

  Pro Forma Fair Value Disclosures

     The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                     APRIL 30,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Expected life of option.....................................     3 years       3 years
Risk-free interest rate.....................................        4.5%          5.5%
Expected volatility of the Company's common stock...........         71%           44%

                                                                 2001          2000
                                                              ----------    ----------
Weighted average fair value per share of each option granted
  to employees..............................................  $     7.21    $     6.04
Total number of options granted to employees................   1,481,200     4,458,500
Total fair value of all options granted to employees........  $   10,677    $   26,929

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's income from continuing operations and basic and diluted earnings from continuing operations per common share for the years ended April 30, 2001 and 2000 would have been impacted as shown in the following table:

                                                               2001       2000
                                                              -------    -------
Reported income from continuing operations..................  $62,897    $59,577
Pro forma income from continuing operations.................  $54,809    $53,708
Reported basic and diluted earnings from continuing
  operations per common share...............................  $  0.87    $  0.95
Pro forma basic and diluted earnings from continuing
  operations per common share...............................  $  0.76    $  0.85

     In accordance with SFAS No. 123, the weighted average fair value of stock options granted to employees was based on a theoretical statistical model using assumptions. In actuality, because the Company's stock options are not traded on any exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in market price of the World Wrestling Federation Entertainment, Inc. common stock. Such an increase in stock price would benefit all stockholders commensurately.

14. EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. The Company makes matching contributions of 50 percent of each participant's contributions, up to 6 percent of eligible compensation (maximum 3% matching contribution). The Company may also make additional discretionary contributions to the 401(k) plan. The Company's expense for matching contributions and additional discretionary contributions to the 401(k) plan was $1,453, $1,082, and $233 during fiscal 2001, 2000 and 1999, respectively.

     During fiscal 1999 the Company created its Money Purchase Plan. Under this plan, the Company made a contribution to each participant's account based upon a formula as prescribed by the plan document. The Company's expense under the Money Purchase Plan was $1,434 and $769 during fiscal 2000 and fiscal 1999, respectively. The Money Purchase plan was terminated during fiscal 2001 and assets associated with the Money Purchase Plan were transferred into the Company's 401(k) plan. Prior to the Money Purchase Plan, the Company sponsored a profit sharing plan for the benefit of employees meeting certain eligibility requirements. This profit sharing plan was merged into the Company's 401(k) plan during fiscal 1999, with all assets associated with the profit sharing plan being transferred into the 401(k) plan.

15. RELATED PARTY TRANSACTIONS

     The Company expensed $2 and $123 in fiscal 2000 and 1999, respectively, in travel related costs and management fees paid to a travel agency, which is owned by the chief executive officer of the Company. There were no such transactions in fiscal 2001.

     The management fee was paid in return for the travel agency's overall management of the Company's travel planning requirements. Amounts receivable from the travel agency at April 30, 2001 and 2000 was $332 and $336, respectively, which arose from transactions conducted in the normal course of business.

     A member of the Company's board of directors also was an independent contractor engaged by the Company during fiscal 2001 and 2000. In fiscal 2001 this director received $60 for his services as an

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

independent contractor. For the period commencing May 1, 1999 to the date of the Offering, this director received $63 for his services and for the period subsequent to the Offering through April 30, 2000, this director received $38.

     The Company had a receivable from Shane Distribution Co. in the amount of $307 at April 30, 2001 and $377 at April 30, 2000 and 1999. Shane Distribution Co. is a movie distribution company owned by the chairman of the Company.

     For the fiscal years ended April 30, 2000 and 1999, the Company made S Corporation distributions to its sole stockholder of $67,476 and $6,479 respectively. Of the $67,476 distributed in fiscal 2000, $40,412 related to the payment of taxes by its then sole stockholder for S Corporation earnings of the Company.

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

16. SEGMENT INFORMATION

     The Company's continuing operations are currently conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events, television programming and pay per view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos, and the operations from the Company's WWF New York entertainment complex. The results of operations for the XFL(TM) are not included in the segment reporting as they are classified separately as discontinued operations in the consolidated financial statements (See Note 19). The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. Included in the Corporate operating loss for the year ended April 30, 2001 and 2000 are stock option and other non-cash charges of $760 and $15,330, respectively. There are no intersegment revenues. Revenues, operating income and assets from non-U.S. sources are less than 10% of their respective consolidated financial statement amounts. The table presents information about the financial results of each segment for the years ended April 30, 2001, 2000 and 1999 and assets as of April 30, 2001 and 2000. Unallocated assets consist primarily of each, short-term investments, real property and other investments.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        APRIL 30,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
NET REVENUES:
  Live and televised entertainment.........................  $335,668    $265,485    $170,045
  Branded merchandise......................................   120,375     113,825      81,429
                                                             --------    --------    --------
  Total net revenues.......................................  $456,043    $379,310    $251,474
                                                             ========    ========    ========
DEPRECIATION AND AMORTIZATION:
  Live and televised entertainment.........................  $  2,839    $  1,333    $    908
  Branded merchandise......................................     2,444          --          --
  Corporate................................................     1,897       1,211       1,038
                                                             --------    --------    --------
  Total depreciation and amortization......................  $  7,180    $  2,544    $  1,946
                                                             ========    ========    ========
OPERATING INCOME (LOSS):
  Live and televised entertainment.........................  $131,385    $ 94,672    $ 61,870
  Branded merchandise......................................    26,442      41,340      26,163
  Corporate (including fiscal 2001 and 2000 stock option
     and other non-cash charges of $760 and $15,330,
     respectively).........................................   (72,846)    (66,651)    (31,052)
                                                             --------    --------    --------
  Total operating income...................................  $ 84,981    $ 69,361    $ 56,981
                                                             ========    ========    ========
ASSETS:
  Live and televised entertainment.........................  $ 86,700    $ 72,042
  Branded merchandise......................................    49,596      23,320
  Unallocated..............................................   306,796     241,670
                                                             --------    --------
  Total assets.............................................  $443,092    $337,032
                                                             ========    ========

17. FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET RISK

     Concentration of Credit Risk -- Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits, short-term investments and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. Except for receivables from cable companies related to pay-per-view events, concentrations of credit risk with respect to trade receivables are limited due to the large number of customers. A significant portion of trade receivables for pay-per-view events are due from the Company's pay-per-view administrator, who collects and remits payments to the Company from individual cable system operators. The Company performs ongoing evaluations of its customers' financial condition, including its pay-per-view administrator, and monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Fair Value of Financial Instruments -- The carrying amounts of cash, cash equivalents, short-term investments accounts receivable and accounts payable approximate fair value because of the short-term nature, and maturity of such instruments. The carrying amount of the Company's long-term debt approximates fair value as the interest rates on the debt approximate market rates. In addition, the Company has received warrants from four publicly traded companies with whom it has either licensing or television agreements. The fair value of these warrants at the date of receipt are being recognized as revenues over the respective license or television periods. The carrying amount of these warrants was $4,834 and was included in other assets at April 30, 2001. The estimated fair value of such warrants was $7,259 at April 30, 2001 (see Note 2). In June 2001, the Company sold certain of these warrants for net proceeds of $10,900 and as a result

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

recorded a gain of approximately $7,100 ($4,400, net of tax) which will be reflected as other income in its Consolidated Statements of Income in the first quarter of fiscal 2002.

18. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

                                                   1ST          2ND          3RD          4TH
                                                 QUARTER     QUARTER(2)    QUARTER     QUARTER(3)
                                                 --------    ----------    --------    ----------
2001
Net revenues...................................  $101,861     $111,880     $111,194     $131,108
Gross profit...................................  $ 45,963     $ 49,515     $ 46,493     $ 55,969
Income from continuing operations..............  $ 16,256     $ 12,374     $ 17,230     $ 17,036
Loss from discontinued operations(1)...........  $ (1,017)    $ (2,902)    $ (5,546)    $(37,444)
Net income (loss)..............................  $ 15,239     $  9,472     $ 11,684     $(20,408)
Earnings (loss) per common share: basic and
  diluted
  Continuing Operations........................  $   0.23     $   0.17     $   0.24     $   0.23
  Discontinued Operations......................  $  (0.01)    $  (0.04)    $  (0.08)    $  (0.51)
  Net income (loss)............................  $   0.22     $   0.13     $   0.16     $  (0.28)
2000
Net revenues...................................  $ 76,222     $ 88,267     $ 98,374     $116,447
Gross profit...................................  $ 35,177     $ 36,139     $ 41,711     $ 45,303
Income from continuing operations..............  $ 20,276     $  7,848     $ 20,169     $ 11,284
Loss from discontinued operations (1)..........        --           --           --     $   (669)
Net income.....................................  $ 20,276     $  7,848     $ 20,169     $ 10,615
Earnings (loss) per common share: basic
  Continuing Operations........................  $   0.36     $   0.14     $   0.30     $   0.15
  Discontinued Operations......................        --           --           --     $  (0.01)
  Net income...................................  $   0.36     $   0.14     $   0.30     $   0.14
Earnings per common share: diluted
  Continuing Operations........................  $   0.36     $   0.14     $   0.29     $   0.15
  Discontinued Operations......................        --           --           --     $  (0.01)
  Net income...................................  $   0.36     $   0.14     $   0.29     $   0.14
Pro forma income from continuing operations....  $ 12,499     $  6,851     $ 15,721     $ 10,147
Pro forma earnings per common share: basic and
  diluted......................................  $   0.22     $   0.12     $   0.23     $   0.14

---------------
(1) Fiscal 2001 reflects the Company's share, net of applicable tax benefits, of the start-up costs, results of operations and estimated shutdown costs of its discontinued professional football league, the XFL(TM). Fiscal 2000 reflects the Company's share, net of applicable tax benefits, of the start-up costs incurred as of April 30, 2000.

(2) Included in the second quarter fiscal 2000 was a non-cash charge of approximately $6,020 relating to the granting of stock options to certain performers who are independent contractors.

(3) Included in the fourth quarter of fiscal 2000 was a non-cash charge of approximately $9,310 ($5,660, net of tax) relating to the Company's agreement with Viacom whereby Viacom acquired approximately 2.3 million newly issued shares of the Company's Class A common stock.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

19. DISCONTINUED OPERATIONS

     In early May 2001, the Company formalized its decision to discontinue operations of the XFL and accordingly, has reported XFL operating results and estimated shutdown costs as Discontinued Operations in the Consolidated Statements of Income. This decision was a culmination of management's analysis of the financial viability of the venture which commenced during the fourth quarter of fiscal 2001. Estimated shutdown costs consist primarily of fixed asset and other asset impairment charges of $9,600, contractual labor costs of $8,400, lease costs of $1,700, and workers compensation and severance costs of $5,400 and other shutdown costs of $2,600. Of the charges noted above, $18,362 was accrued as of April 30, 2001.

     On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. As a result of the stock purchase, the Company recorded a non-cash charge of $10,673 which was being amortized over 30 months. Amortization of $3,699 during fiscal 2001 was reflected in Discontinued Operations. As a result of the Company's decision to discontinue operations of the XFL(TM), the Company wrote-off the remaining unamortized asset of $6,974 which was also reflected in Discontinued Operations.

     The results of the XFL(TM) business, which has been classified separately as Discontinued Operations in the accompanying consolidated financial statements, are summarized as follows:

                                                              FISCAL YEAR ENDED
                                                                  APRIL 30,
                                                              -----------------
                                                                2001      2000
                                                              --------    -----
Discontinued Operations:
  Loss from XFL operations, net of minority interest of
     $42,940 for fiscal 2001 and applicable income tax
     benefits of $17,679 and $410 for fiscal 2001 and 2000,
     respectively...........................................  $(31,293)   $(669)
  Estimated loss on shutdown of the XFL, net of minority
     interest of $13,907 and applicable income tax benefits
     of $5,265..............................................   (15,617)      --
                                                              --------    -----
Loss from discontinued operations...........................  $(46,910)   $(669)
                                                              ========    =====

                                                                  AS OF
                                                              APRIL 30, 2001
                                                              --------------
Assets:
  Cash......................................................     $  2,007
  Accounts receivable.......................................       19,456
  Prepaid expenses..........................................           50
  Inventory.................................................          150
  Equipment.................................................        1,400
                                                                 --------
Total Assets................................................     $ 23,063
                                                                 --------
Liabilities:
  Accounts payable..........................................        9,103
  Accrued expenses..........................................       36,225
  Minority interest.........................................      (10,431)
                                                                 --------
Total Liabilities...........................................     $ 34,897
                                                                 --------
Net Liabilities.............................................     $(11,834)
                                                                 ========

Assets of the discontinued operations are stated at their estimated net realizable value. Net revenues of the XFL, LLC were $49,327 for the fiscal year ended April 30, 2001.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                 BALANCE     ADDITIONS
                                                   AT        CHARGED TO                     BALANCE AT
                                                BEGINNING    COSTS AND                        END OF
DESCRIPTION                                     OF PERIOD     EXPENSES     DEDUCTIONS(1)      PERIOD
-----------                                     ---------    ----------    -------------    ----------
FOR THE YEAR ENDED APRIL 30, 2001
Allowance for doubtful accounts...............   $1,085       $ 1,239         $  (456)       $ 1,868
Inventory obsolescence reserve................    2,071           803          (2,417)           457
Accrued XFL shutdown costs....................       --        18,362              --         18,362
FOR THE YEAR ENDED APRIL 30, 2000
Allowance for doubtful accounts...............      972           355            (242)         1,085
Inventory obsolescence reserve................    1,530         1,174            (633)         2,071
FOR THE YEAR ENDED APRIL 30, 1999
Allowance for doubtful accounts...............       --           972              --            972
Inventory obsolescence reserve................       --         1,530              --          1,530

---------------
(1) Deductions are comprised of disposals of obsolete inventory and write-offs of specific bad debts.