Form 10-Q
period 2001-07-27
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 2001-09-07
CIK 1091907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended July 27, 2001

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from          to
                                     ---------    ----------

       Commission file number 0-27639


                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                         04-2693383
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

Yes   X       No
    -----        -----


At September 1, 2001, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 18,052,177 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 54,780,207.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                                TABLE OF CONTENTS



                                                                                                     Page #

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets as of July 27, 2001 (Unaudited) and April 30, 2001             2

            Consolidated Statements of Income for the three months ended July 27, 2001
            (Unaudited) and July 28, 2000 (Unaudited)                                                  3

            Consolidated Statement of Stockholders' Equity and Comprehensive Income for the
            three months ended July 27, 2001 (Unaudited)                                               4

            Consolidated Statements of Cash Flows for the three months ended
            July 27, 2001 (Unaudited) and July 28, 2000 (Unaudited)                                    5

            Notes to Consolidated Financial Statements (Unaudited)                                     6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     12

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                                16

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                                         16

    Item 6. Exhibits and Reports on Form 8-K                                                          16

Signature                                                                                             17


--------------------------------------------------------------------------------
Because insertion of our stylized and highly distinctive scratch logo is impracticable in the text of this Quarterly Report on Form 10-Q, we refer to the scratch logo as "WWF" herein for explanatory purposes only. In commerce, we use the scratch logo exclusively, rather than the initials.

The names of all World Wrestling Federation televised and live programming, talent names, images and likenesses and all World Wrestling Federation logos and trademarks contained within this document are the exclusive property of World Wrestling Federation Entertainment, Inc. All Rights Reserved.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except share and per share data)


                                                                         AS OF          AS OF
                                                                        JULY 27,      APRIL 30,
                                                                          2001          2001
                                                                       ---------      ---------
                                                                      (Unaudited)

                                     ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                                           $  61,194      $  45,040
   Short-term investments                                                190,722        194,631
   Accounts receivable (less allowance for doubtful accounts of
      $1,260 as of July 27, 2001 and $1,868 as of April 30, 2001)         62,846         72,337
   Inventory, net                                                          5,283          4,918
   Prepaid expenses and other current assets                              15,284         23,581
                                                                       ---------      ---------
      Total current assets                                               335,329        340,507

PROPERTY AND EQUIPMENT - NET                                              87,649         83,521

OTHER ASSETS                                                              18,626         19,064
                                                                       ---------      ---------
TOTAL ASSETS                                                           $ 441,604      $ 443,092
                                                                       =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                   $     567       $    556
   Accounts payable                                                       12,712         19,490
   Accrued expenses and other liabilities                                 41,401         38,944
   Deferred income                                                        12,748         14,506
   Net liabilities of discontinued operations                              5,331         11,834
                                                                       ---------      ---------
        Total current liabilities                                         72,759         85,330

LONG-TERM DEBT                                                             9,756          9,903

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Class A common stock:  ($.01 par value; 180,000,000 shares authorized; 16,265,384 shares issued as of July 27, 2001 and
      April 30, 2001)                                                        162            162
   Class B common stock:  ($.01 par value; 60,000,000 shares
      authorized; 56,667,000 shares issued as of July 27, 2001 and
      April 30, 2001)                                                        567            567
   Additional paid-in capital                                            296,525        296,525
   Accumulated other comprehensive loss                                   (1,359)          (597)
   Retained earnings                                                      63,194         51,202
                                                                       ---------      ---------
      Total stockholders' equity                                         359,089        347,859
                                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 441,604      $ 443,092
                                                                       =========      =========




                 See Notes to Consolidated Financial Statements

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (Unaudited)



                                                                      THREE MONTHS ENDED
                                                                     JULY 27,      JULY 28,
                                                                       2001          2000
                                                                    ---------     ---------

Net revenues                                                        $  90,669     $ 101,861

Cost of revenues                                                       57,920        55,955
Selling, general and administrative expenses                           25,602        20,593
Depreciation and amortization                                           2,240         1,303
                                                                    ---------     ---------

Operating income                                                        4,907        24,010

Interest expense                                                          231           260
Interest and other income, net                                         14,771         2,653
                                                                    ---------     ---------

Income from continuing operations before income taxes                  19,447        26,403

Provision for income taxes                                              7,455        10,147
                                                                    ---------     ---------

Income from continuing operations                                      11,992        16,256
                                                                    ---------     ---------

Discontinued Operations:
   Loss from XFL operations, net of taxes of $280 and minority
      interest of $736 for the three months ended July 28, 2000          --           1,017
                                                                    ---------     ---------

Net income                                                          $  11,992     $  15,239
                                                                    =========     =========

Earnings per common share - basic and diluted:
   Continuing operations                                            $    0.16     $    0.23
                                                                    =========     =========
   Discontinued operations                                          $    --       $   (0.01)
                                                                    =========     =========
   Net income                                                       $    0.16     $    0.22
                                                                    =========     =========




                 See Notes to Consolidated Financial Statements

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        (dollars and shares in thousands)




                                                                                             ACCUMULATED
                                                                              ADDITIONAL       OTHER
                                                          COMMON STOCK          PAID-IN     COMPREHENSIVE    RETAINED
                                                       SHARES      AMOUNT       CAPITAL     INCOME (LOSS)    EARNINGS       TOTAL
                                                      --------    --------     ---------    ------------     --------     ---------
Balance, May 1, 2001                                    72,932    $    729     $ 296,525      $    (597)     $ 51,202     $ 347,859
                                                      --------    --------     ---------      ---------      --------     ---------

Comprehensive income:
   Translation adjustment (Unaudited)                                 --            --               54          --              54
   Unrealized holding loss, net of tax (Unaudited)                    --            --             (816)         --            (816)
   Net income (Unaudited)                                             --            --             --          11,992        11,992
                                                                                                                          ---------
Total comprehensive income (Unaudited)                                --            --             --            --          11,230
                                                                                                                          ---------

                                                      --------    --------     ---------      ---------      --------     ---------
Balance, July 27, 2001 (Unaudited)                      72,932    $    729     $ 296,525      $  (1,359)     $ 63,194     $ 359,089
                                                      ========    ========     =========      =========      ========     =========




                 See Notes to Consolidated Financial Statements

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)



                                                                             THREE MONTHS ENDED
                                                                           JULY 27,       JULY 28,
                                                                             2001           2000
                                                                          ---------      ---------
OPERATING ACTIVITIES:
Net income                                                                $  11,992      $  15,239
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Loss from discontinued operations                                                       1,017
     Gain on sale of stock                                                   (7,138)          --
     Effect of change in accounting principle, net of tax                    (1,487)          --
     Depreciation and amortization                                            2,240          1,303
     Amortization of deferred income                                            318             59
     Provision for doubtful accounts                                           (558)           (28)
     Provision for inventory obsolescence                                       125           --
     Changes in assets and liabilities (net of effects of acquisition of WWF New York):
        Accounts receivable                                                  10,050          4,920
        Inventory                                                              (491)        (1,208)
        Prepaid expenses and other assets                                     5,701            831
        Accounts payable                                                     (6,777)           523
        Accrued expenses and other liabilities                                2,451           (903)
        Deferred income                                                      (2,076)        (2,968)
                                                                          ---------      ---------
           Net cash provided by continuing operations                        14,350         18,785
           Net cash used in discontinued operations                         (12,030)        (4,915)
                                                                          ---------      ---------
           Net cash provided by operating activities                          2,320         13,870
                                                                          ---------      ---------

INVESTING ACTIVITIES:
Purchase of property and equipment                                           (6,369)        (5,227)
Purchase of WWF New York                                                       --          (24,500)
Sale (purchase) of short-term investments, net                                3,909        (83,290)
Net proceeds from exercise and sale of warrants                              10,903
                                                                          ---------      ---------
           Net cash provided by (used in) continuing operations               8,443       (113,017)
           Net cash provided by (used in) discontinued operations               427            (85)
                                                                          ---------      ---------
           Net cash provided by (used in) investing activities                8,870       (113,102)
                                                                          ---------      ---------

FINANCING ACTIVITIES:
Repayments of long-term debt                                                   (136)          (286)
Proceeds from issuance of Class A common stock                                 --           60,000
                                                                          ---------      ---------
           Net cash (used in) provided by continuing operations                (136)        59,714
           Net cash provided by discontinued operations                       5,100          2,500
                                                                          ---------      ---------
           Net cash provided by financing activities                          4,964        62,214
                                                                          ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         16,154        (37,018)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               45,040        101,779
                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  61,194      $  64,761
                                                                          =========      =========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for income taxes, net of refunds           $     569      $   1,282
   Cash paid during the period for interest                               $     201      $     248



                 See Notes to Consolidated Financial Statements

                  WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of World Wrestling Federation Entertainment, Inc., and its wholly owned subsidiaries, TSI Realty Company, WWF Hotel & Casino Ventures, LLC, World Wrestling Federation Entertainment Canada, Inc., Stephanie Music Publishing, Inc., WWFE Sports, Inc., WCW, Inc., Event Services, Inc., WWF New York Inc. and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company"). WWFE Sports, Inc. owns 50% and has operating control of XFL, LLC, a professional football league, which was a venture with National Broadcasting Company ("NBC"). In early May 2001, the Company formalized its decision to discontinue operations of the XFL and accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations as of April 30, 2001. The operating results of the XFL for the three months ended July 28, 2000 have been reclassified to reflect its status as discontinued operations.

All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

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


2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company adopted such statement on May 1, 2001 and the impact of adoption of this statement resulted in $2,398 ($1,487, net of tax or $0.02 basic and diluted earnings per common share) cumulative effect of an accounting change representing an increase to the common estimated fair value of certain warrants that the Company received in connection with license agreements. The Company believes such amounts to be immaterial on an annual basis. Additionally, a substantial portion of these warrants affected by the accounting change were exercised and sold during the quarter ended July 27, 2001 resulting in a pre-tax gain of $7,138. Both the $7,138 and the $2,398 were included in interest and other income, net on the Company's Consolidated Statements of Income for the quarter ended July 27, 2001.

In July 2001, Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets" were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS No.
142 is effective for all fiscal years beginning

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

after December 15, 2001, however early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not yet been issued previously. As required by SFAS No. 142, the Company must perform an impairment test on intangible assets as of the adoption date and on goodwill within six months from the date of adoption. Thereafter, the Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will cease. The Company has elected to early adopt SFAS No. 142 as of May 1, 2001. The effect of the amortization provisions of such adoption did not have a material effect on the Company's financial position and results of operations as of and for the three months ended July 27, 2001.

3. EARNINGS PER SHARE

For the first quarter of fiscal 2002, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 72,932,384 and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 72,948,392, which includes 16,008 shares representing the dilutive effect of common stock equivalents.

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

4. SEGMENT INFORMATION

The Company's continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events, television programming and pay per view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos, and the operations from the Company's WWF New York entertainment complex. The results of operations for the XFL for the three months ended July 28, 2000 are not included in the segment reporting as they are classified separately as discontinued operations in the consolidated financial statements (See Note 8). The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Revenues and assets from non-U.S. sources are less than 10% of their respective consolidated financial statement amounts. The table presents information about the financial results of each segment for the three months ended July 27, 2001 and July 28, 2000 and assets as of July 27, 2001 and April 30, 2001. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

                                                  THREE MONTHS
                                                      ENDED
                                             JULY 27,       JULY 28,
                                               2001           2000
                                            ---------      ---------
NET REVENUES:
    Live and televised entertainment        $  72,392      $  75,179
    Branded merchandise                        18,277         26,682
                                            ---------      ---------
    Total net revenues                      $  90,669      $ 101,861
                                            =========      =========

DEPRECIATION AND AMORTIZATION:
    Live and televised entertainment        $     732      $     362
    Branded merchandise                           574            570
    Corporate                                     934            371
                                            ---------      ---------
    Total depreciation and amortization     $   2,240      $   1,303
                                            =========      =========

OPERATING INCOME:
    Live and televised entertainment        $  23,677      $  29,270
    Branded merchandise                          (959)         7,877
    Corporate                                 (17,811)       (13,137)
                                            ---------      ---------
    Total operating income                  $   4,907      $  24,010
                                            =========      =========

                                                     AS OF
                                                     -----
                                             JULY 27,      APRIL 30,
ASSETS:                                        2001           2001
                                            ---------      ---------
    Live and televised entertainment        $  75,303      $  82,393
    Branded merchandise                        53,796         53,740
    Unallocated                               312,505        306,959
                                            ---------      ---------
    Total assets                            $ 441,604      $ 443,092
                                            =========      =========

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

5.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

                                                       JULY 27,       APRIL 30,
                                                         2001           2001
                                                      -------------------------
Land, buildings and improvements .................     $ 74,303       $ 69,067
Equipment ........................................       46,665         45,561
Vehicles .........................................          701            673
                                                       --------       --------
                                                        121,669        115,301
Less accumulated depreciation and amortization ...       34,020         31,780
                                                       --------       --------
          Total ..................................     $ 87,649       $ 83,521
                                                       ========       ========

Depreciation and amortization expense for property and equipment was $2,240 and $1,210 for the three months ended July 27, 2001 and July 28, 2000, respectively.

6.       INVESTMENTS

Short-term investments consist of the following as of July 27, 2001 and April 30, 2001:

                                                       JULY 27, 2001
                                            ------------------------------------
                                                         UNREALIZED       FAIR
                                              COST     HOLDING LOSS      VALUE
                                            ------------------------------------
Government obligations .................    $ 17,200      $    --       $ 17,200
Corporate obligations and other ........     135,478           --        135,478
Mortgage backed securities .............      38,044           --         38,044
                                            --------      -------       --------
     Total .............................    $190,722      $    --       $190,722
                                            ========      =======       ========

                                                       APRIL 30, 2001
                                            ------------------------------------
                                                         UNREALIZED       FAIR
                                              COST      HOLDING LOSS      VALUE
                                            ------------------------------------
Government obligations .................    $ 30,350     $     --       $ 30,350
Corporate obligations and other ........     129,552         (217)       129,335
Mortgage backed securities .............      34,946           --         34,946
                                            --------     ---------      --------
     Total .............................    $194,848     $   (217)      $194,631
                                            ========     =========      ========

7.       COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

On April 17, 2000, the WWF - World Wide Fund for Nature (the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and the Company. The Fund alleges that the Company's use of the initials "WWF" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of the Company's websites; (ii) the Company's "scratch" logo; and (iii) certain oral uses in the contexts of foreign broadcasts of its programming, violate the agreement between the Fund and the Company. On August 29, 2000, the Company filed its defense and counterclaim. On January 24, 2001, the Fund requested leave of court to amend its complaint to add a count of money damages. Leave has not yet been granted. On January 30, 2001, the Fund filed for summary judgment on its claims. Oral Argument on the Fund's motion for summary judgment was heard the week of July 16, 2001. On August 10, 2001 the trial judge granted the Fund's motion for summary judgment, holding the Company breached the parties' 1994 agreement by using the website address and scratch logo and that a trial is not warranted on these issues. The judge will issue a form of written injunction on or about October 1, 2001. The Company believes this decision is erroneous and without legal support, and it will leave to appeal the judge's decision and any order that issues, and will further seek a stay of any injunction pending appeal. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

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

In response to a demand letter from the William Morris Agency, Inc., the Company filed an action on October 2, 2000 seeking declaratory, legal and equitable relief relating to Defendant's improper claims for commissions on business opportunities with which it had no involvement. William Morris filed a counterclaim on February 1, 2001 alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. William Morris filed a motion to dismiss all non-contract claims against it. The Company also filed a motion to partially dismiss William Morris's counterclaims. By Order dated June 21, 2001, the court granted William Morris's motion to dismiss only with respect to the Company's claim for fraud and unfair trade practices; William Morris's motion to dismiss was denied with respect to the remaining counts of the Company's complaint. The Company believes that it has a meritorious defense to William Morris's counterclaim and intends to defend the action vigorously. The Company believes that an unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

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


8. DISCONTINUED OPERATIONS

In early May 2001, the Company formalized its decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations in its Consolidated Statements of Income for the fiscal year ended April 30, 2001. This decision was a culmination of management's analysis of the financial viability of the venture which commenced during the fourth quarter of fiscal 2001.

The results of the XFL business, which has been classified separately as Discontinued Operations in the accompanying consolidated financial statements, are summarized as follows:

                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                  JULY 27, 2001   JULY 28, 2000
                                                  -------------   -------------
Discontinued Operations:
    Loss from XFL operations, net of applicable
    income tax benefits of $280 and minority
    interest of $736 for the three months
    ended July 28, 2000.........................     $   --         $(1,017)
                                                     =======        ========


                                  AS OF JULY 27, 2001      AS OF APRIL 30, 2001
                                  -------------------      --------------------
Assets:
     Cash .....................              $  7,097                  $  2,007
     Accounts receivable ......                   831                    19,456
     Prepaid expenses .........                    --                        50
     Inventory ................                   100                       150
     Equipment ................                    --                     1,400
                                             --------                  --------
Total Assets ..................              $  8,028                  $ 23,063
                                             --------                  --------

Liabilities:
     Accounts payable .........                 2,598                     9,103
     Accrued expenses .........                16,094                    36,225
     Minority interest ........                (5,332)                  (10,431)
                                             --------                  --------
Total Liabilities .............              $ 13,360                  $ 34,897
                                             --------                  --------

Net Liabilities ...............              $ (5,332)                 $(11,834)
                                             ========                  ========

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

         During the quarter we began the integration of new talent formerly with the WCW and ECW into our existing programming. Our ratings, while continuing to remain strong, had lowered from our record levels achieved previously. However, during the month of August, with the impact of this new talent and our creative story lines, our ratings for Raw is War and SmackDown! increased approximately 18% and 13%, respectively, over the ratings achieved in the quarter ended July 27, 2001. Additionally, buys for our July 2001 pay-per-view event, Invasion, generated approximately 0.7 million buys, or an increase of 75% over the 0.4 million buys generated by each of our May and June pay-per-view events. We plan to continue to build and further develop this second brand throughout the year.

         We recently have been involved in a summary judgment proceeding in London and the trial judge in the High Court issued an opinion in the World Wide Fund for Nature lawsuit. While the judge agreed with our position that the World Wide Fund for Nature has acted to restrain our rights to trade, the judge accepted the Fund's justifications for these restraints without affording us the right to a full trial and the right to question the Fund on its need for these restrictions. It is our opinion that the use of the initials WWF has not had any impact on the Fund's activity and we intend to appeal the judge's decision in October 2001. See Note 7 of Notes to Consolidated Financial Statements.

         In January 2001, our three year distribution licensing agreement with DirecTV to carry our pay-per-view events expired. Prior to the expiration we extended the agreement monthly and provided our pay-per-view events to DirecTV through September 1, 2001. In August, our negotiations hit an impasse and as a result SummerSlam, our August event, represented our last pay-per-view carried by DirecTV under our existing agreement. We are continuing to negotiate with DirecTV, but there are no assurances that an agreement will be reached. We anticipate the negative impact on our income before taxes to be approximately $1.0 million to $1.3 million per month.

Our operations have been organized around two principal activities:

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

         In early May 2001, we formalized our decision to discontinue operations of our professional football league, the XFL, and accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations in our Consolidated Financial Statements as of April 30, 2001.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED JULY 27, 2001 COMPARED TO FIRST QUARTER ENDED JULY 28, 2000

NET REVENUES. Net revenues were $90.7 million in first quarter of fiscal 2002 as compared to $101.9 million in the first quarter of fiscal 2001, a decrease of $11.2 million, or 11%. Of this decrease, $2.8 million was from our live and televised entertainment activities and $8.4 million was from our branded merchandise activities.

         Live and Televised Entertainment. Net revenues were $72.4 million in the first quarter of fiscal 2002 as compared to $75.2 million in the first quarter of fiscal 2001, a decrease of $2.8 million, or 4%. Revenues from the sale of advertising time and sponsorships decreased by $4.0 million in the first quarter of fiscal 2002 as a result of lower sell-thru on Sunday Night Heat, which was sold by MTV, and to a lesser extent some softness in the overall advertising market. Revenues from live events decreased by $3.7 million. Of this $3.7 million decrease, revenues from attendance decreased by $6.0 million due to lower average attendance and seven fewer events held in the first quarter of fiscal 2002, partially offset by an increase in our average ticket price. Pay-per-view revenues decreased $3.6 million in the first quarter of fiscal 2002. Pay-per-view buys for the three events held in the first quarter increased by 0.1 million to approximately 1.4 million in the first quarter fiscal 2002 from approximately 1.3 million in the year ago quarter. This increase in current quarter buys was fully offset by a decrease of 0.3 million in prior year buys from 0.5 million in the year ago quarter to 0.2 million in the quarter ended July 27, 2001. Revenues from our television rights fees increased by $8.5 million, which resulted from the full quarter impact of our agreement with Viacom which was effective as of September 2000 and new and renewed international television agreements.

         Branded Merchandise. Net revenues were $18.3 million in the first quarter of fiscal 2002 as compared to $26.7 million in the first quarter of fiscal 2001, a decrease of $8.4 million, or 31%. Licensing revenues decreased by $7.0 million primarily due to the timing of cash receipts, a portion of which will be reflected in the second quarter of fiscal 2002. Merchandise revenues decreased by $1.3 million due to the decrease in venue sales resulting from lower attendance and lower per cap spending in the quarter, partially offset by an increase in WWFShopzone.com and catalog sales. New media revenues decreased by $0.9 million due to the continued lack of broad acceptance by major advertisers to use the Internet as an effective advertising medium. Home video revenues decreased by $0.6 million due to a decline in units sold. Effective August 2002, Sony Music Video commenced distribution of our home video units. Publishing revenues increased by $0.5 million due primarily to the publication of various specials.

         COST OF REVENUES. Cost of revenues was $57.9 million in the first quarter of fiscal 2002 as compared to $56.0 million in the first quarter of fiscal 2001, an increase of $1.9 million, or 3%. Of this increase, $2.2 million was from our live and televised entertainment activities offset by a decrease of $0.3 million from our branded merchandise activities. Gross profit as a percentage of net revenues was 36% in the first quarter of fiscal 2002 as compared to 45% in the first quarter of fiscal 2001.

         Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $44.5 million in the first quarter of fiscal 2002 as compared to $42.3 million in the first quarter of fiscal 2001, an increase of $2.2 million, or 5%. Of the $2.2 million increase, $3.2 million related to increased television production costs, resulting in part from Sunday Night Heat which began broadcasting live from WWF New York in October 2000. Our television costs include, among other things, production costs, staff related expenses, stagehands and freelance crews. Additionally, $1.2 million was due to increased travel costs related to our leased corporate jet. These increases were partially offset by decreases in fees paid to our performers of $1.2 million and arena rental charges of $1.8 million, both related in part to our decrease in event revenues. Gross profit as a percentage of net revenues was 38% in the first quarter of fiscal 2002 as compared to 44% in the first quarter of fiscal 2001. The decrease in gross profit as a percentage of net revenues was due primarily to the decrease in prior year pay-per-view buys in the quarter for which the associated costs have been substantially absorbed in the prior year.

         Branded Merchandise. The cost of revenues to market and promote our branded merchandise was $13.4 million in the first quarter of fiscal 2002 as compared to $13.7 million in the first quarter of fiscal 2001, a decrease of $0.3 million, or 2%. Of this $0.3 million decrease in cost of revenues, $0.9 million was due to merchandise cost of revenues resulting primarily from lower arena rental charges and talent costs, both related to our decrease in merchandise venue sales. In addition, licensing cost of revenues decreased by $0.8 million due to a decrease in commissions, which was directly related to the decrease in licensing revenues. These decreases in cost of revenues were offset partially by an increase in new media cost of revenues of $1.1 million due to higher maintenance and hosting costs and an increase in home video cost of revenues of $0.4 million due to increased production costs. Gross profit as a percentage of net revenues was 27% in the first quarter of fiscal 2002 as compared to 49% in the first quarter of fiscal 2001. The decrease in gross profit as a percentage of net revenues was due to the mix of product within the segment, in particular due to our decrease in licensing revenues of $7.0 million, which historically generated a margin of approximately 60%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $25.6 million in the first quarter of fiscal 2002 as compared to $20.6 million in the first quarter of fiscal 2001, an increase of $5.0 million, or 24%. Excluding a $2.2 million favorable settlement of a lawsuit in the first quarter of fiscal 2001, the increase was $2.8 million. Of this $2.8 million increase, $1.0 million was due to the overhead associated with the WWF New York entertainment complex, $0.5 million was due to an increase in consulting fees related in part to our marketing research and corporate communications initiatives and $0.4 million related to increased advertising and promotion costs. Selling, general and administrative expenses as a percentage of net revenues was 28% in the first quarter of fiscal 2002 as compared to 22% in the first quarter of fiscal 2001, excluding the impact of the $2.2 million settlement.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.2 million in the first quarter of fiscal 2002 as compared to $1.3 million in the first quarter of fiscal 2001. The increase of $0.9 million is a result of increased spending on capital projects during fiscal 2002, including leasehold improvements at our WWF New York complex and at our television production studio.

         INTEREST EXPENSE. Interest expense was $0.2 million in the first quarter of fiscal 2002 as compared to $0.3 million in the first quarter of fiscal 2001, reflecting a lower outstanding balance on our mortgage loan agreement.

         INTEREST AND OTHER INCOME, NET. Interest and other income, net was $14.8 million in the first quarter of fiscal 2002 as compared to $2.7 million in the first quarter of fiscal 2001. Of the $12.1 million increase, $7.1 million related to a gain on the exercise and sale of certain warrants. In addition, as a result of our adoption of SFAS 133 in the first quarter of fiscal 2002, we recorded income of $2.4 million from the revaluation of certain warrants. The remaining increase of $2.6 million was due to increased interest income resulting from higher average cash and short-term investment balances and higher average interest rates in the first quarter of fiscal 2002.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $7.5 million in the first quarter of fiscal 2002 as compared to $10.1 million in the first quarter of fiscal 2001. Our effective tax rate was approximately 38% for both the first quarter of fiscal 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows provided by operating activities for the first quarter of fiscal 2002 and the first quarter of fiscal 2001 were $2.3 million and $13.9 million, respectively. The decrease in cash flows from operations was due to a decrease in operating income. Working capital, consisting of current assets less current liabilities, was $262.6 million as of July 27, 2001 and $255.2 million as of April 30, 2001.

        Cash flows provided by investing activities were $8.9 million for the first quarter fiscal 2002 and cash flows used in investing activities for the first quarter fiscal 2001 were $113.1 million. Included in the $8.9 million in cash provided by investing activities was $10.9 million of net proceeds from the exercise and sale in June 2001 of warrants that we received from certain of our licensees. In addition, we had $6.4 million in capital expenditures during the three months ended July 27, 2001, including leasehold improvements at our WWF New York complex and at our television production studio. Capital expenditures for fiscal 2002 are estimated to be approximately $10.0 million to $15.0 million. As of July 27, 2001, we had approximately $190.7 million invested in short-term corporate and government obligations and mortgage backed securities.

         Cash flows provided by financing activities for the first quarter of fiscal 2002 were $5.0 million and for the first quarter of fiscal 2001 were $62.2 million. During the first quarter of fiscal 2001, we sold approximately
2.3 million newly issued shares of our Class A common stock to NBC for $30.0 million and we sold approximately 2.3 million newly issued shares of our Class A common stock to Viacom for $30.0 million.

         In August 2001, we repurchased 100,000 shares of our Class A common stock at an average price per common share of approximately $11.35, totaling approximately $1.1 million.

         Through September 1, 2001, NBC and we funded an aggregate of approximately $105.8 million for XFL operations and we expect to advance additional funds for remaining shutdown liabilities. Based on current assumptions, we expect the full amount of funding to be approximately $116.0 million, before any applicable tax benefits.

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

- Employment contract with Vincent K. McMahon, which is for a seven-year term and in addition, a talent contract which is co-terminus with his employment contract.

- Employment contract with Linda E. McMahon which is for a four-year term.

- Employment contracts with certain executives of the Company, the terms of which are generally for a period of two to three years.

     Our aggregate minimum payment obligations under these contracts is $55.3 million, $53.5 million and $36.9 million for fiscal 2002, 2003 and 2004, respectively. We anticipate that all of these obligations will be satisfied out of cash flows from operating activities.

         We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital (including remaining estimated shutdown costs of the XFL), capital expenditures and strategic investments. However, during such period or thereafter, depending on the size and number of the projects and investments related to our growth strategy, we may require the issuance of debt and/or additional equity securities.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 7 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) EXHIBITS

     None

(b.) REPORTS ON FORM 8-K

     The Registrant filed a report on Form 8-K dated May 14, 2001 under Item 5, Other Events.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                World Wrestling Federation Entertainment, Inc. (Registrant)



Dated:  September 7, 2001       By:/s/ August J. Liguori
                                      ------------------------------------------
                                          August J. Liguori
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer