Form 10-Q
period 2001-10-26
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 2001-12-10
CIK 1091907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 26, 2001

                                       or

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

Yes      X            No
    ----------           ------------


At December 1, 2001, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 18,052,177 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 54,780,207.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                                TABLE OF CONTENTS




                                                                                                        Page #
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements
         Consolidated Balance Sheets as of October 26, 2001 (Unaudited) and April 30, 2001                2

         Consolidated Statements of Income for the three and six months ended October 26, 2001
         (Unaudited) and October 27, 2000 (Unaudited)                                                     3

         Consolidated Statement of Stockholders' Equity and Comprehensive Income for the
         six months ended October 26, 2001 (Unaudited)                                                    4

         Consolidated Statements of Cash Flows for the six months ended
         October 26, 2001 (Unaudited) and October 27, 2000 (Unaudited)                                    5

         Notes to Consolidated Financial Statements (Unaudited)                                           6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         13

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                                    19

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                                             19

    Item 4. Submission of Matters to a Vote of Security Holders                                           19

    Item 6. Exhibits and Reports on Form 8-K                                                              19

Signature                                                                                                 20




-------------------------------------------------------------------------------

Since the insertion of our stylized and highly distinctive scratch logo is impracticable in the text of this Quarterly Report on Form 10-Q, we refer to the scratch logo as "WWF" herein for explanatory purposes only. In commerce, we use the scratch logo exclusively, rather than the initials.

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

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except share and per share data)


                                                                                            AS OF                AS OF
                                                                                         OCTOBER 26,            APRIL 30,
                                                                                             2001                 2001
                                                                                      -----------------   -----------------
                                                                                        (Unaudited)
                ASSETS

    CURRENT ASSETS:

         Cash and cash equivalents                                                             $ 72,146            $ 45,040
         Short-term investments                                                                 192,567             194,631
         Accounts receivable (less allowance for doubtful accounts of
               $1,481 as of October 26, 2001 and $1,868 as of April 30, 2001)                    44,143              72,337
         Inventory, net                                                                           4,082               4,918
         Prepaid expenses and other current assets                                               19,811              23,581
                                                                                       -----------------   -----------------
              Total current assets                                                              332,749             340,507

    PROPERTY AND EQUIPMENT - NET                                                                 90,361              83,521

    OTHER ASSETS                                                                                 16,741              19,064

                                                                                       -----------------   -----------------
    TOTAL ASSETS                                                                              $ 439,851           $ 443,092
                                                                                       =================   =================


              LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
         Current portion of long-term debt                                                        $ 578               $ 556
         Accounts payable                                                                        17,625              19,490
         Accrued expenses and other liabilities                                                  32,487              38,944
         Deferred income                                                                         12,375              14,506
         Net liabilities of discontinued operations                                               5,331              11,834
                                                                                       -----------------   -----------------
              Total current liabilities                                                          68,396              85,330

    LONG-TERM DEBT                                                                                9,609               9,903

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY:
         Class A common stock:  ($.01 par value; 180,000,000 shares authorized; 18,152,177 shares issued as of October 26, 2001 and
          16,265,384 shares issued as of April 30, 2001)                                            181                 162
         Class B common stock:  ($.01 par value; 60,000,000 shares
          authorized; 54,780,207 shares issued as of October 26, 2001 and
         56,667,000 shares issued as of April 30, 2001)                                             548                 567
         Additional paid-in capital                                                             296,525             296,525
         Treasury stock (100,000 shares of Class A common stock)                                 (1,140)                  -
         Accumulated other comprehensive loss                                                    (2,303)               (597)
         Retained earnings                                                                       68,035              51,202
                                                                                       -----------------   -----------------
              Total stockholders' equity                                                        361,846             347,859
                                                                                       -----------------   -----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 439,851           $ 443,092
                                                                                       =================   =================







                 See Notes to Consolidated Financial Statements

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (Unaudited)



                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            OCTOBER 26,          OCTOBER 27,       OCTOBER 26,       OCTOBER 27,
                                                               2001                 2000              2001              2000
                                                         ------------------   -----------------  ---------------  -----------------
Net revenues                                                      $ 98,208           $ 111,880        $ 188,877          $ 213,741

Cost of revenues                                                    62,835              62,542          121,101            118,604
Selling, general and administrative expenses                        27,017              31,264           52,273             51,750
Depreciation and amortization                                        2,645               1,287            4,885              2,590
                                                         ------------------   -----------------  ---------------  -----------------

Operating income                                                     5,711              16,787           10,618             40,797

Interest expense                                                       169                 209              400                469
Interest and other income, net                                       2,274               3,506           17,045              6,159
                                                         ------------------   -----------------  ---------------  -----------------

Income from continuing operations before income taxes                7,816              20,084           27,263             46,487

Provision for income taxes                                           2,975               7,709           10,430             17,856
                                                         ------------------   -----------------  ---------------  -----------------

Income from continuing operations                                    4,841              12,375           16,833             28,631
                                                         ------------------   -----------------  ---------------  -----------------

Discontinued Operations:
Loss from XFL operations, net of tax benefit of $1,152
  and $1,432 and minority interest of $3,442 and $4,178
  for the three and six months ended October 27, 2000,
  respectively.                                                          -              (2,902)               -             (3,919)
                                                         ------------------   -----------------  ---------------  -----------------

Net income                                                        $  4,841           $   9,473        $  16,833          $  24,712
                                                         ==================   =================  ===============  =================

Earnings (loss) per common share - basic and diluted:
     Continuing operations                                        $   0.07           $    0.17        $    0.23          $    0.40
                                                         ==================   =================  ===============  =================
     Discontinued operations                                      $      -           $   (0.04)       $       -          $   (0.06)
                                                         ==================   =================  ===============  =================
     Net income                                                   $   0.07           $    0.13        $    0.23          $    0.34
                                                         ==================   =================  ===============  =================


                 See Notes to Consolidated Financial Statements

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        (dollars and shares in thousands)



                                                                                      ACCUMULATED
                                                      ADDITIONAL                         OTHER
                                COMMON STOCK           PAID-IN       TREASURY        COMPREHENSIVE      RETAINED
                             SHARES     AMOUNT         CAPITAL         STOCK              LOSS           EARNINGS        TOTAL
                           -------------------   -------------  --------------    ---------------    --------------  -------------

Balance, May 1, 2001         72,932    $ 729       $ 296,525        $      -           $   (597)         $ 51,202      $ 347,859
                           -------------------   -------------  --------------    ---------------    --------------  -------------


Comprehensive income:
     Translation adjustment
      (Unaudited)                         -                 -                                (42)                -           (42)
     Unrealized holding loss,
      net of tax (Unaudited)              -                 -                             (1,664)                -        (1,664)
Net income (Unaudited)                    -                 -                                  -            16,833        16,833
Total comprehensive income                                                                                             -----------
  (Unaudited)                                                                                                             15,127
                                                                                                                       -----------
Purchase of treasury stock
  (Unaudited)                                                           (1,140)                                           (1,140)
Balance, October 26, 2001    -----------------   ---------------  --------------    ---------------    --------------  -----------
  (Unaudited)                72,932    $ 729         $ 296,525        $ (1,140)          $ (2,303)         $ 68,035    $ 361,846
                            ==================   ===============  ==============    ===============    ==============  ===========


                 See Notes to Consolidated Financial Statements

                WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                 (Unaudited)




                                                                                                    SIX MONTHS ENDED
                                                                                          OCTOBER 26,               OCTOBER 27,
                                                                                             2001                      2000
                                                                                     ---------------------    ---------------------
OPERATING ACTIVITIES:
Net income                                                                           $            16,833      $            24,712
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Loss from discontinued operations                                                                 -                    3,919
     Gain on sale of stock                                                                        (7,138)                       -
     Effect of change in accounting principle, net of tax                                         (1,487)                       -
     Revaluation of warrants                                                                        (401)                       -
     Depreciation and amortization                                                                 4,885                    2,590
     Amortization of deferred income                                                                 872                      119
     Provision for doubtful accounts                                                                (378)                    (219)
     Provision for inventory obsolescence                                                          1,403                        -
     Changes in assets and liabilities (net of effects of acquisition of WWF New York):
          Accounts receivable                                                                     28,573                    4,664
          Inventory                                                                                 (567)                  (2,447)
          Prepaid expenses and other assets                                                        2,782                   (6,195)
          Accounts payable                                                                        (1,864)                  (7,194)
          Accrued expenses and other liabilities                                                  (6,509)                   4,985
          Deferred income                                                                         (3,002)                  (2,875)
                                                                                    ---------------------    ---------------------
               Net cash provided by continuing operations                                         34,002                   22,059
               Net cash used in discontinued operations                                          (13,042)                 (11,084)
                                                                                    ---------------------    ---------------------
               Net cash provided by operating activities                                          20,960                   10,975
                                                                                    ---------------------    ---------------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                                               (11,724)                 (10,593)
Purchase of WWF New York                                                                               -                  (24,500)
Sale (purchase) of short-term investments, net                                                     1,840                  (77,877)
Net proceeds from exercise and sale of warrants                                                   10,903                        -
                                                                                    ---------------------    ---------------------
               Net cash provided by (used in) continuing operations                                1,019                 (112,970)
               Net cash provided by (used in) discontinued operations                              1,439                   (2,647)
                                                                                    ---------------------    ---------------------
               Net cash provided by (used in) investing activities                                 2,458                 (115,617)
                                                                                    ---------------------    ---------------------

FINANCING ACTIVITIES:
Repayments of long-term debt                                                                        (272)                    (575)
Purchase of treasury stock                                                                        (1,140)                       -
Stock Issuance Costs                                                                                   -                     (506)
Net proceeds from exercise of stock options                                                            -                    1,339
Proceeds from issuance of Class A common stock                                                         -                   60,000
                                                                                    ---------------------    ---------------------
               Net cash (used in) provided by continuing operations                               (1,412)                  60,258
               Net cash provided by discontinued operations                                        5,100                    6,865
                                                                                    ---------------------    ---------------------
               Net cash provided by financing activities                                           3,688                   67,123
                                                                                    ---------------------    ---------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              27,106                  (37,519)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    45,040                  101,779
                                                                                    ---------------------    ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $            72,146      $            64,260
                                                                                    =====================    =====================


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for income taxes, net of refunds                    $             5,087      $            25,098
     Cash paid during the period for interest                                        $               400      $               468




                 See Notes to Consolidated Financial Statements

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of World Wrestling Federation Entertainment, Inc., and its wholly owned subsidiaries: TSI Realty Company, LLC, World Wrestling Federation Entertainment Canada, Inc.; Stephanie Music Publishing, Inc.; WCW, Inc.; Event Services, Inc.; WWF New York Inc.; WWF Hotel & Casino Ventures; and WWFE Sports, Inc. and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company") . WWFE Sports, Inc. owns 50% and has operating control of XFL, LLC, a professional football league, which was a venture with National Broadcasting Company ("NBC"). In early May 2001, the Company formalized its decision to discontinue operations of the XFL and accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations as of April 30, 2001. The operating results of the XFL for the three and six months ended October 27, 2000 have been reclassified to reflect its status as discontinued operations.

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


2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company adopted such statement on May 1, 2001 and the impact of adoption of this statement resulted in $2,398 ($1,487, net of tax or $0.02 basic and diluted earnings per common share) cumulative effect of an accounting change representing an increase to the estimated fair value of certain warrants that the Company received in connection with license agreements. The Company believes such amounts to be immaterial on an annual basis. Additionally, a substantial portion of these warrants affected by the accounting change were exercised and sold during the first quarter ended July 27, 2001 resulting in a pre-tax gain of $7,138 which was included in interest and other income, net for the six months ended October 26, 2001. Also included in interest and other income, net for the three and six months ended October 26, 2001 was an increase in the estimated value of certain warrants of $401 and $2,799, respectively.

In July 2001, Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets" were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS No. 142 is effective for all fiscal

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

years beginning after December 15, 2001, however early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not yet been issued previously. The Company elected to early adopt SFAS No. 142 as of May 1, 2001. As required by SFAS No. 142, the Company performed an impairment test on intangible assets as of the adoption date and on goodwill within six months from the date of adoption. The Company completed this transitional impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of income. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and intangible assets with a book value of $2,533 and $4,155, respectively as of May 1, 2001. The adoption did not have a material effect on the financial results for the six months ended October 26, 2001. Had amortization of goodwill and intangible assets not been recorded for the six months ended October 27, 2000, net income would have increased by $115, net of taxes, with no impact on earnings per share. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired.

In August 2001, Statement of Financial Accounting Standards No. 143 ("SFAS No. 143") "Accounting for Asset Retirement Obligations" was released. This statement, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for Impairment or Disposal of Long-Lived Assets" was released. This statement, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 and SFAS No. 144 are currently not expected to have a material impact on the Company's results of operations or financial position.

3. EARNINGS PER SHARE

In August 2001, the Company repurchased 100,000 shares of its Class A common stock at an average price per common share of approximately $11.40, totaling approximately $1,140.

For the three months ended October 26, 2001, for the purpose of calculating earnings per share - basic and diluted, the weighted average number of common shares outstanding was 72,837,879. Excluded from the calculation was 6,544,000 unexercised options as they were antidilutive.

For the six months ended October 26, 2001, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 72,884,339 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding was 72,884,588, which includes 249 shares representing the dilutive effect of common stock equivalents. Excluded from the calculation was 6,534,000 unexercised options as they were antidilutive.

For the three months ended October 27, 2000, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 72,851,107 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding was 73,105,823, which includes 254,716 shares representing the dilutive effect of common stock equivalents. Excluded from the calculation was 110,000 unexercised options as they were antidilutive.

For the six months ended October 27, 2000, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 71,129,708 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding was 71,767,516, which includes 637,808 shares representing the dilutive effect of common stock equivalents Excluded from the calculation was 110,000 unexercised options as they were antidilutive.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

                                                         OCTOBER 26,   APRIL 30,
                                                             2001       2001
                                                        -----------------------
Land, buildings and improvements                            $78,077    $69,067
Equipment                                                    41,688     45,561
Vehicles                                                        724        673
                                                          ---------  ---------

                                                            120,489    115,301
Less accumulated depreciation and amortization               30,128     31,780
                                                          ---------  ---------
          Total                                            $90,361    $ 83,521
                                                          =========  =========

Depreciation and amortization expense for property and equipment was $2,645 and $1,194 for the three months ended October 26, 2001 and October 27, 2000, respectively, and $4,885 and $2,404 for the six months ended October 26, 2001 and October 27, 2000, respectively.

5   INVESTMENTS

Short-term investments consisted of the following as of October 26, 2001 and April 30, 2001:


                                                                                                 OCTOBER 26, 2001
                                                                                        ----------------------------------
                                                                                                    UNREALIZED    FAIR
                                                                                           COST    HOLDING LOSS   VALUE
                                                                                        ----------------------------------
Government obligations...............................................................    $  14,325   $     --    $ 14,325
Corporate obligations and other......................................................      140,379       (420)    139,959
Mortgage backed securities   ........................................................       38,283         --      38,283
                                                                                         ---------   ---------  ---------
     Total...........................................................................    $ 192,987   $   (420)   $192,567
                                                                                         =========   =========  =========


                                                                                                   APRIL 30, 2001
                                                                                        ----------------------------------
                                                                                                    UNREALIZED    FAIR
                                                                                           Cost    HOLDING LOSS   VALUE
                                                                                        ----------------------------------
Government obligations...............................................................   $   30,350   $    --    $  30,350
Corporate obligations and other......................................................      129,552      (217)     129,335
Mortgage backed securities   ........................................................       34,946        --       34,946
                                                                                         ---------   ---------  ---------
     Total...........................................................................    $ 194,848   $  (217)   $ 194,631
                                                                                         =========   =========  =========

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

6   SEGMENT INFORMATION

The Company's continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events, television programming and pay per view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos, and the operations from the Company's WWF New York entertainment complex. The results of operations for the XFL for the three and six months ended October 27, 2000 are not included in the segment reporting as they are classified separately as discontinued operations in the consolidated financial statements (See Note 8). The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Revenues and assets from non-U.S. sources are less than 10% of their respective consolidated financial statement amounts. The table presents information about the financial results of each segment for the three and six months ended October 26, 2001 and October 27, 2000 and assets as of October 26, 2001 and April 30, 2001. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

                                                       THREE MONTHS               SIX MONTHS
                                                         ENDED                      ENDED
                                                OCTOBER 26,  OCTOBER 27,    OCTOBER 26,   OCTOBER 27,
                                                  2001          2000           2001          2000
                                               -----------  ------------  -------------  -----------
NET REVENUES:
     Live and televised entertainment             $72,676       $81,694       $145,069     $156,873
     Branded merchandise                           25,532        30,186         43,808       56,868
                                               -----------  ------------  -------------  -----------
     Total net revenues                           $98,208      $111,880       $188,877     $213,741
                                               ===========  ============  =============  ===========
DEPRECIATION AND AMORTIZATION:
     Live and televised entertainment                $743         $ 364        $ 1,475        $ 727
     Branded merchandise                              628           573          1,202        1,142
     Corporate                                      1,274           350          2,208          721
                                               -----------  ------------  -------------  -----------
     Total depreciation and amortization           $2,645       $ 1,287         $4,885      $ 2,590
                                               ===========  ============  =============  ===========
OPERATING INCOME:
     Live and televised entertainment             $22,439       $32,510        $46,117      $61,780
     Branded merchandise                            3,434         7,380          2,475      15 ,257
     Corporate                                    (20,162)      (23,103)       (37,974)     (36,240)
                                               -----------  ------------  -------------  -----------
     Total operating income                        $5,711       $16,787        $10,618      $40,797
                                               ===========  ============  =============  ===========

                                                        AS OF
                                              OCTOBER 26,     APRIL 30,
ASSETS:                                          2001           2001
                                             -----------    ------------
     Live and televised entertainment           $57,461         $82,393
     Branded merchandise                         55,602          53,740
     Unallocated                                326,788         306,959
                                             -----------    ------------
     Total assets                              $439,851        $443,092
                                             ===========    ============

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 20, 1999, the Company was served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with the Company, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass's complaint sought $20,000 in compensatory damages and $100,000 in punitive damages. On or about November 9, 1999, the Company received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On January 27, 2000, the EEOC closed its file on her claim. The Company filed a motion to dismiss the original complaint. During oral argument on the Company's motion to dismiss, plaintiff requested leave of court to file an amended complaint. The Plaintiff filed a second amended complaint on October 20, 2000. Motions to Dismiss the second amended complaint were filed on December 18, 2000 and granted in part on February 14, 2001. On March 5, 2001, the Company answered the surviving counts in the second amended complaint. The Company believes that the claims are without merit and intends to vigorously defend against this action. The Company does not believe that an unfavorable outcome in this action will have a material adverse effect on its financial condition, results of operations or prospects.

On April 17, 2000, the WWF - World Wide Fund for Nature (the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and the Company. The Fund alleges that the Company's use of the initials "WWF" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of the Company's websites; and (ii) the Company's "scratch" logo violate the agreement between the Fund and the Company. On August 29, 2000, the Company filed its defense and counterclaim. On January 24, 2001, the Fund requested leave of court to amend its complaint to add a count of money damages. Leave has not yet been granted. On January 30, 2001, the Fund filed for summary judgment on its claims. On August 10, 2001 the trial judge granted the Fund's motion for summary judgment, holding the Company breached the parties' 1994 agreement by using the website address and scratch logo and that a trial is not warranted on these issues. On October 1, 2001, the judge issued a form of written injunction; however, the court simultaneously granted the Company leave to appeal and stayed the injunction pending the Company's appeal. The Company believes this decision is erroneous and is vigorously pursuing its appeal which has been scheduled to be heard on February 11, 2002. An unfavorable outcome of this suit may have a material adverse effect on the Company's financial condition, results of operations or prospects.

On November 14, 2000, Stanley Schenker & Associates, Inc. filed a complaint against the Company in Superior Court, Judicial District of Stamford/Norwalk, Connecticut, relating to the termination of an Agency Agreement between the Company and Plaintiff. Plaintiff seeks compensatory damages and punitive damages in an unspecified amount, attorneys' fees, an accounting and a declaratory judgment. On December 15, 2000, the Company filed a motion to strike all the claims against it, with the exception of one count for breach of contract. This motion was granted as to two claims. On March 27, 2001, the Plaintiff filed a substituted complaint reasserting all counts against the Company. On April 11, 2001, the Company answered the substitute complaint. Discovery in this case is currently ongoing. The Company believes that it has meritorious defenses and intends to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

In response to a demand letter from the William Morris Agency, Inc., the Company filed an action on October 2, 2000 in the United States District Court for the Southern District of New York seeking declaratory, legal and equitable relief relating to Defendant's improper claims for commissions on business opportunities with which it had no involvement. William Morris filed a counterclaim on February 1, 2001 alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. William Morris filed a motion to dismiss all non-contract claims against it. The Company also filed a motion to partially dismiss William Morris's counterclaims. By Order dated June 21, 2001, the court granted William Morris's motion to

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


dismiss only with respect to the Company's claim for fraud and unfair trade practices; William Morris's motion to dismiss was denied with respect to the remaining counts of the Company's complaint. Discovery is ongoing. The Company believes that it has a meritorious defense to William Morris's counterclaim and intends to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

On October 19, 2001, the Company was served with a complaint by Marvel Enterprises, Inc. in the Superior Court of Fulton County, Georgia alleging that the Company breached the terms of a license agreement regarding the rights to manufacture and distribute toy action figures of various wrestling characters. The plaintiff seeks damages and a declaration that the agreement is in force and effect. The Company has denied liability and is contesting the claims. An unfavorable outcome of this suit may have a material adverse effect on the Company's financial condition, results of operations or prospects.

On October 2, 2001, Trinity Products, Inc. ("Trinity"), one of the Company's third-party licensees, filed a Demand for Arbitration against the Company alleging various claims arising out of the parties' licensing relationship. Although originally filed in California, Trinity agreed to transfer the arbitration to Connecticut. On November 20, 2001, Trinity filed an Amended Demand for Arbitration alleging claims for breach of contract, violations of federal and state anti-trust laws, violation of the Connecticut Unfair Trade Practices Act, and violation of the Connecticut Franchise Act. The Company believes that it has meritorious defenses and intends to defend this action vigorously. Based on its preliminary review of the allegations of the Amended Demand for Arbitration and the underlying facts as the Company understands them, the Company believes that an unfavorable outcome of this suit may have a material adverse affect on the Company's financial condition, results of operations or prospects.

On December 5, 2001, a purported class action Complaint was filed against the Company asserting claims for alleged violations of the federal securities laws. Also named as defendants in this suit were Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Credit Suisse First Boston Corporation, WIT Capital Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Chase H&Q (Hambrecht & Quist LLC) (collectively, the "Underwriter Defendants"), Vincent K. McMahon, Linda E. McMahon and August J. Liguori (collectively, the "Individual Defendants"). The Complaint alleges, inter alia,
(i) claims under Section 11 of the Securities Act against all defendants, (ii) claims under Section 12(2) of the Securities Act against the Underwriter Defendants, (iii) claims under Section 15 of the Securities Act against the Company and the Individual Defendants, (iv) claims under Section 10(b) of the Exchange Act and Rule 10(b)(5) against all defendants, and (v) claims under
Section 20(a) of the Exchange Act against the Individual Defendants. According to the allegations of the Complaint, the Underwriter Defendants allegedly engaged in manipulative practices by, inter alia, pre-selling allotments of shares of the Company's stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements which allegedly artificially inflated the Company's stock price. The plaintiff further alleges that the Company knew or should have known of such unlawful practices. As relief, the Complaint seeks (i) a ruling that the suit is properly maintainable as a class action, (ii) unspecified class damages and statutory compensation against all defendants, jointly and severally, (iii) an award of attorneys' fees and costs, and (iv) such other relief as the court deems proper. The Company denies all allegations against it, believes that it has meritorious defenses on plaintiffs' claims, and intends to defend this action vigorously. The Company understands that nearly 1,000 suits with similar claims and/or allegations have been filed over the past couple of years against companies which have gone public in that general time period. The Company cannot at this time predict the likely outcome of this litigation.

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

The results of the XFL business, which has been classified separately as Discontinued Operations in the accompanying Consolidated Financial Statements, are summarized as follows:

                                                     THREE MONTHS                 SIX MONTHS
                                                         ENDED                      ENDED
                                               OCTOBER 26,   OCTOBER 27,   OCTOBER 26,   OCTOBER 27,
                                                   2001         2000          2001          2000
                                               -----------  ------------  -------------  -----------
Discontinued Operations:
    Loss from XFL operations, net of tax
    benefit of $1,152 and  $1,432 and minority
    interest of $3,442 and $4,178 for the
    three and six months ended October 27,
    2000, respectively........................    $   --      $ (2,902)        $   --     $(3,919)
                                                   ======      ========         ======     ========


                                                                                                 AS OF
                                                                              OCTOBER 26, 2001         APRIL 30, 2001
                                                                              ----------------         --------------
Assets:
     Cash....................................................................           $2,358                $ 2,007
     Accounts receivable.....................................................               --                 19,456
     Prepaid expenses........................................................               --                     50
     Inventory...............................................................               50                    150
     Equipment...............................................................               --                  1,400
                                                                                        ------                -------
Total Assets.................................................................           $2,408                $23,063
                                                                                        ------                -------

Liabilities:
     Accounts payable........................................................              906                  9,103
     Accrued expenses........................................................           12,164                 36,225
     Minority interest.......................................................           (5,331)              (10,431)
                                                                                        -------              --------
Total Liabilities............................................................           $7,739              $ 34,897
                                                                                        -------              --------

Net Liabilities..............................................................          $(5,331)            $ (11,834)
                                                                                      =========            ==========

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

     Over the past few months our ratings have declined. As expected, these lower rating levels have translated into decreased average attendance, reduced pay-per-view buys, and diminished sell through rates on branded merchandise, all of which have reduced revenues for this fiscal year. Nevertheless we have retained our distinction as consistently being the #1 regularly scheduled program on cable with our program WWF Raw which airs Monday nights on TNN, and we are the highest-rated show on Thursday nights among male teens and men ages 12 to 24 on UPN with our program WWF SmackDown!. As we are an entertainment company, it is normal that our audience's viewing habits alter and change periodically. We are continuing to explore creative opportunities to bolster our ratings, including, but not limited to, the integration of new talent, formerly with the WCW and ECW, into our existing programming.

     Commencing with our October pay-per-view event, our addressable base was reduced as a result of the absence of one of our satellite providers. Based on results from the past 12 months, this satellite provider represented approximately 18% of our total addressable base. Since this addressable base is dynamic, this percentage will vary over time. We anticipate that the decline in our addressable base will result in a reduction in pay-per-view revenues of a similar percentage. We are pursuing alternatives to make our pay-per-views available to larger audiences.

     Our operations at WWF New York have been impacted by the declining economy and the events of September 11, 2001.

        We recently realigned our management structure and implemented a series of actions, including a reduction in workforce and other forms of employee compensation, the termination of certain contracts, and various other overhead reductions. These series of actions are expected to lower costs for the remainder of fiscal 2002 by approximately $16.0 million. As part of the 9% reduction in workforce, approximately $2.0 million in severance costs will be recorded in the third quarter. We believe that these actions were necessary to streamline the decisionmaking process, create a uniform marketing message and better position the Company for further brand development and expansion domestically and internationally. As part of our plans to expand internationally, we will open an office in London within the first calendar quarter of 2002.

     We are involved in a summary judgment proceeding in London and the trial judge in the High Court issued an opinion in the World Wide Fund for Nature lawsuit. While the judge agreed with our position that the World Wide Fund for Nature has acted to restrain our rights to trade, the judge accepted the Fund's justifications for these restraints without affording us the right to a full trial and the right to question the Fund on its need for these restrictions. It is our opinion that the use of the initials "WWF" has not had any impact on the Fund's activity and an appeal was filed on October 15, 2001. The appeal has been scheduled to be heard on February 11, 2002. See Note 7 of Notes to Consolidated Financial Statements.

Our operations are organized around two principal activities:

- Live and televised entertainment, which consists of live events, television programming and pay-per-view programming. Revenues consist principally of attendance at live events, sale of television advertising time, domestic and international television rights fees and pay-per-view buys.

- Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees and direct marketing and sales of merchandise, magazines and home videos. Revenues also include those generated from the our WWF New York entertainment complex located in New York City.

      In early May 2001, we formalized our decision to discontinue operations of our professional football league, the XFL, and accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations in our Consolidated Financial Statements as of April 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 26, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 27, 2000

NET REVENUES. Net revenues were $98.2 million for the three months ended October 26, 2001 as compared to $111.9 million for the three months ended October 27, 2000, a decrease of $13.7 million, or 12%. Of this decrease, $9.0 million was from our live and televised entertainment activities and $4.7 million was from our branded merchandise activities.

     Live and Televised Entertainment. Net revenues were $72.7 million for the three months ended October 26, 2001 as compared to $81.7 million for the three months ended October 27, 2000, a decrease of $9.0 million, or 11%. Pay-per-view revenues decreased by $9.1 million for the three months ended October 26, 2001. Pay-per-view buys for fiscal 2002 events decreased by 0.6 million to approximately 1.2 million for the three months ended October 26, 2001 which includes our lower addressable base for October 2001. Prior year buys remained flat at 0.3 million. Revenues from live events decreased by $4.3 million due primarily to lower attendance, slightly offset by an increase in the average ticket price. Revenues from the sale of advertising time and sponsorships decreased by $1.6 million to $20.9 million in the three months ended October 26, 2001 primarily due to lower sell-thru on Sunday Night Heat, which has been sold by MTV since October 2000. Revenues from our television rights fees increased by $6.0 million, which resulted from the full quarter impact of our agreement with Viacom which was effective as of September 2000 and new and renewed international television agreements.

     Branded Merchandise. Net revenues were $25.5 million for the three months ended October 26, 2001 as compared to $30.2 million for the three months ended October 27, 2000, a decrease of $4.7 million, or 16%. While our licensing revenues increased by $2.4 million due primarily to an increased number of toy figures sold in the three months ended October 26, 2001, all other categories within our branded merchandise segment are down compared to the year ago quarter. Merchandise revenues decreased by $1.4 million due primarily to a decrease in venue sales resulting from lower attendance, slightly offset by an increase in per cap spending in the current quarter. WWF New York revenues decreased by $1.3 million due to the impact of the declining economy and the events of September 11, 2001. Publishing revenues decreased by $1.2 million due primarily to a decrease in circulation in the three months ended October 26, 2001. Additionally, SmackDown! Records decreased by $1.2 million due to the timing of the release of WWF The Music Volume V in the year ago quarter. Home video revenues decreased by $1.0 million. Effective August 2001, Sony Music Video commenced distribution of our home video products, which should expand the distribution of our home video and DVD products in current and untapped retail outlets. New media revenues decreased by $0.7 million due to the continued lack of broad acceptance by major advertisers to use the Internet as an effective advertising medium.

COST OF REVENUES. Cost of revenues was $62.8 million for the three months ended October 26, 2001 as compared to $62.5 million for the three months ended October 27, 2000, an increase of $0.3 million. Of this increase, $1.1 million was from our live and televised entertainment activities partially offset by a $0.8 million decrease from our branded merchandise activities. Gross profit as a percentage of net revenues was 36% for the three months ended October 26, 2001 as compared to 44% for the three months ended October 27, 2000.

     Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $46.7 million for the three months ended October 26, 2001 as compared to $45.6 million for the three months ended October 27, 2000, an increase of $1.1 million, or 2%. This increase was primarily due to a $4.2 million increase in television costs, resulting in part from Sunday Night Heat which began broadcasting live from WWF New York in October 2000. Our television costs include, among other things, production costs, staff related expenses, stagehands and freelance crews. Additionally, travel expenses increased by $1.7 million due in part to our leased corporate jet. These increases were partially offset by lower fees paid to our performers of $1.9 million, lower arena rental charges of $2.3 million, and lower service fees of $0.7 million all of which were related in part to our decrease in revenues. Gross profit as a percentage of net revenues was 36% for the three months ended October 26, 2001 as compared to 44% for the three months ended October 27, 2000. The 8% decrease in gross profit percentage was due to the mix of product within the segment.

     Branded Merchandise. The cost of revenues to market and promote our branded merchandise was $16.1 million for the three months ended October 26, 2001 as compared to $16.9 million for the three months ended October 27, 2000, a decrease of $0.8 million, or 5%. WWF New York cost of revenues accounted for $0.5 million of this decrease which was directly related to a decline in revenues. SmackDown! Records cost of revenues decreased by $0.4 million due to the timing of the release of WWF The Music Volume V in the year ago quarter. Merchandise cost of revenues decreased by $0.4 million due to lower arena participation and talent royalties, both related to our decrease in merchandise venue sales. These decreases in cost of revenues were offset partially by higher talent royalties due to increased licensing revenues. Gross profit as a percentage of net revenues was 37% for the three months ended October 26, 2001 as compared to 44% for the three months ended October 27, 2000. The 7% decrease in gross profit percentage was due to the mix of product within the segment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $27.0 million for the three months ended October 26, 2001 as compared to $31.3 million for the three months ended October 27, 2000, a decrease of $4.3 million, or 14%. Of this $4.3 million decrease, staff related expenses were lower by $1.5 million of which $3.6 million was due to the reversal of the accrual associated with the management incentive plan in fiscal 2002. We recently realigned our management structure and implemented a series of actions, including a reduction in workforce and other forms of employee compensation, the termination of certain contracts and various other cost reductions. These actions are expected to lower costs for the remainder of fiscal 2002 by approximately $14.0 million, net of approximately $2.0 million in severance costs which will be recorded in the third quarter. As of December 1, 2001, we had 397 full-time employees, excluding those employed at WWF New York. On a comparative basis, legal fees decreased by $3.2 million as fiscal 2001 included a $7.0 million settlement of an outstanding lawsuit. In an effort to benefit the families of the victims of the World Trade Center attack, we donated $0.6 million to the cause in addition to the $0.5 million that the McMahon family personally donated. Selling, general and administrative expenses as a percentage of net revenues was 28% for both the three months ended October 26, 2001 and October 27, 2000.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.6 million in the three months ended October 26, 2001 as compared to $1.3 million in the three months ended October 27, 2000. The increase of $1.3 million was a result of increased spending on capital projects during fiscal 2001.

        INTEREST EXPENSE. Interest expense was $0.2 million for both the three months ended October 26, 2001 and the three months ended October 27, 2000.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net was $2.3 million in the three months ended October 26, 2001 as compared to $3.5 million in the three months ended October 27, 2000. The decrease of $1.2 million was due to lower interest income resulting from lower average interest rates which was slightly offset by a $0.4 million revaluation of certain warrants in accordance with SFAS No. 133.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $3.0 million for the three months ended October 26, 2001 as compared to $7.7 million for the three months ended October 27, 2000. Our effective tax rate was approximately 38% for both the three months ended October 26, 2001 and October 27, 2000.

SIX MONTHS ENDED OCTOBER 26, 2001 COMPARED TO THE SIX MONTHS ENDED OCTOBER 27, 2000

NET REVENUES. Net revenues were $188.9 million for the six months ended October 26, 2001 as compared to $213.7 million for the six months ended October 27, 2000, a decrease of $24.8 million, or 12%. Of this decrease, $11.8 million was from our live and televised entertainment activities and $13.0 million was from our branded merchandise activities.

     Live and Televised Entertainment. Net revenues were $145.1 million for the six months ended October 26, 2001 as compared to $156.9 million for the six months ended October 27, 2000, a decrease of $11.8 million, or 8%. Pay-per-view revenues decreased by $12.7 million in the six months ended October 26, 2001. Pay-per-view buys for the six events held in the six months ended October 26, 2001 decreased by 0.4 million to approximately 2.7 million which includes our lower addressable base for October 2001. Additionally, prior year buys decreased by 0.3 million from 0.8 million in the year ago period to 0.5 million in the six months ended October 26, 2001. Revenues from live events decreased by $8.0 million primarily due to lower average attendance and seven fewer events held in the six months ended October 26, 2001, partially offset by an increase in our average ticket price. Revenues from the sale of advertising time and sponsorships decreased by $5.6 million to $40.4 million in the six months ended October 26, 2001 as a result of lower sell-thru on Sunday Night Heat, which has been sold by MTV since October 2000. These decreases were partially offset by increased revenues from our television rights fees of $14.5 million, which resulted from the full year impact of our agreement with Viacom which was effective as of September 2000 and new and renewed international television agreements.

     Branded Merchandise. Net revenues were $43.8 million for the six months ended October 26, 2001 as compared to $56.8 million for the six months ended October 27, 2000, a decrease of $13.0 million, or 23%. Licensing revenues decreased by $4.5 million primarily due to a decrease in the multimedia games category. In the current year there were no new games released in anticipation of the new hardware platforms being introduced later this year. Merchandise revenues decreased by $2.7 million due to the decrease in venue sales resulting from lower attendance and lower per cap spending in the current year, partially offset by an increase in catalog sales. Home video revenues decreased by $1.6 million. Effective August 2001, Sony Music Video commenced distribution of our home video units, which should expand the distribution of our home video and DVD product in current and untapped retail outlets. New media revenues decreased by $1.6 million due to the continued lack of broad acceptance by major advertisers to use the Internet as an effective advertising medium. WWF New York revenues decreased by $1.2 million due to the impact of the declining economy and the events of September 11, 2001. Publishing revenues decreased by $0.6 million due primarily to a decrease in circulation for the six months ended October 26, 2001.

     COST OF REVENUES. Cost of revenues was $121.1 million for the six months ended October 26, 2001 as compared to $118.6 million for the six months ended October 27, 2000, an increase of $2.5 million, or 2%. Of this increase, $3.3 million was from our live and televised entertainment activities offset by a decrease of $0.8 million from our branded merchandise activities. Gross profit as a percentage of net revenues was 36% for the six months ended October 26, 2001 as compared to 45% for the six months ended October 27, 2000.

     Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $91.2 million for the six months ended October 26, 2001 as compared to $87.9 million for the six months ended October 27, 2000, an increase of $3.3 million, or 4%. This increase was primarily due to a $7.0 million increase in television costs, resulting in part from Sunday Night Heat which began broadcasting live from WWF New York in October 2000. Our television costs include, among other things, production costs, staff related expenses, stagehands and freelance crews. Additionally, travel costs increased by $2.9 million in part due to our leased corporate jet. These increases were partially offset by lower arena rental charges of $4.1 million and lower fees paid to our performers of $1.9 million, both related in part to our decrease in revenues. Gross profit as a percentage of net revenues was 37% in the for the six months ended October 26, 2001 as compared to 44% in the for the six months ended October 27, 2000. The decrease in gross profit as a percentage of net revenues was due to the mix of product within the segment.

     Branded Merchandise. The cost of revenues to market and promote our branded merchandise was $29.9 million for the six months ended October 26, 2001 as compared to $30.7 million for the six months ended October 27, 2000, a decrease of $0.8 million, or 3%. This decrease in cost of revenues was due in part to a $1.4 million decrease in merchandise cost of revenues resulting primarily from lower arena rental charges and talent costs, both related to our decrease in merchandise venue sales. In addition, WWF New York cost of revenues decreased by $0.5 million, which is directly related to the decline in revenues. These decreases in cost of revenues were offset partially by an increase in new media cost of revenues of $0.8 million due to higher maintenance and hosting costs and an increase in home video cost of revenues of $0.7 million due to higher production costs and distribution fees. Gross profit as a percentage of net revenues was 32% for the six months ended October 26, 2001 as compared to 46% for the six months ended October 27, 2000. The decrease in gross profit as a percentage of net revenues was due to the mix of product within the segment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $52.3 million for the six months ended October 26, 2001 as compared to $51.8 million for the six months ended October 27, 2000, an increase of $0.5 million, or 1%. Of this $0.5 million increase, $1.3 million was due to overhead associated with the WWF New York entertainment complex which was primarily attributable to higher staff related expenses and advertising and promotion expenses. Additionally, donations increased by $0.6 million which were made to benefit the families of the victims of the World Trade Center attack and an additional $0.5 million was personally made by the McMahon family. On a comparative basis legal fees decreased by $0.5 million as fiscal 2001 included a $7.0 million settlement of an outstanding lawsuit.

Additionally, staff related expenses decreased by $1.3 million of which $3.4 million was due to the reversal of the accrual associated with the management incentive plan in fiscal 2002. Selling, general and administrative expenses as a percentage of net revenues was 28% for the six months ended October 26, 2001 as compared to 24% for the six months ended October 27, 2000. We recently realigned our management structure and implemented a series of actions, including a reduction in workforce and other forms of employee compensation, the termination of certain contracts and various other cost reductions. These actions are expected to lower costs for the remainder of fiscal 2002 by approximately $14.0 million, net of approximately $2.0 million in severance costs which will be recorded in the third quarter As of December 1, 2001, we had 397 full-time employees, excluding those employed at WWF New York.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $4.9 million for the six months ended October 26, 2001 as compared to $2.6 million for the six months ended October 27, 2000. The increase of $2.3 million is a result of increased spending on capital projects during fiscal 2001.

     INTEREST EXPENSE. Interest expense was $0.4 million for the six months ended October 26, 2001 as compared to $0.5 million for the six months ended October 27, 2000, reflecting a lower outstanding balance on our mortgage loan agreement.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net was $17.0 million for the six months ended October 26, 2001 as compared to $6.2 million for the six months ended October 27, 2000. Of the $10.8 million increase, $7.1 million related to a gain on the exercise and sale of certain warrants. In addition, as a result of our adoption of SFAS No. 133 we recorded income of $2.8 million from the revaluation of certain warrants.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $10.4 million for the six months ended October 26, 2001 as compared to $17.9 million for the six months ended October 27, 2000. Our effective tax rate was approximately 38% for both the six months ended October 26, 2001 and October 27, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities for the six months ended October 26, 2001 and for the six months ended October 27, 2000 were $21.0 million and $11.0 million, respectively, resulting primarily from a decrease in accounts receivable. Working capital, consisting of current assets less current liabilities, was $264.4 million as of October 26, 2001 and $255.2 million as of April 30, 2001.

     Cash flows provided by investing activities were $2.5 million for the six months ended October 26, 2001 and cash flows used in investing activities for the six months ended October 27, 2000 were $115.6 million. Investing activities for the six months ended October 26, 2001 included $10.9 million of net proceeds from the exercise and sale in June 2001 of warrants that we received from certain of our licensees. During the six months ended October 26, 2001, we had $11.7 million in capital expenditures, including leasehold improvements at our WWF New York entertainment complex and at our television production studio. Capital expenditures for fiscal 2002 are estimated to be approximately $15.0 million. As of October 26, 2001, we had approximately $193.0 million invested in short-term corporate and government obligations and mortgage backed securities.

     Cash flows provided by financing activities were $3.7 million and $67.1 million for the six months ended October 26, 2001 and October 27, 2000, respectively. In August 2001, we repurchased 100,000 shares of our Class A common stock at an average price per common share of approximately $11.40, totaling approximately $1.1 million. During the six months ended October 27, 2000, we sold approximately 2.3 million newly issued shares of our Class A common stock to NBC for $30.0 million and we sold approximately 2.3 million newly issued shares of our Class A common stock to Viacom for $30.0 million.

     Through December 1, 2001, NBC and we funded an aggregate of approximately $105.8 million for XFL operations and we expect to advance additional funds for remaining shutdown liabilities. Based on current assumptions, we expect the full amount of funding to be approximately $116.0 million, before any applicable tax benefits.

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

- Employment contract with Vincent K. McMahon, which is for a seven-year term and in addition, a talent contract which is co-terminous with his employment contract.

-       Employment contract with Linda E. McMahon which is for a four-year term.

        Our aggregate minimum payment obligations under these contracts is $56.1 million, $52.8 million and $36.8 million for fiscal 2002, 2003 and 2004, respectively. We anticipate that all of these obligations will be satisfied out of cash flows from operating activities.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report on Form 10-Q, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment, (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment, (iii) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and storylines, (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, (v) we may not be able to compete effectively with companies providing other forms of entertainment and programming, and many of these competitors have greater financial resources, (vi) we may not be able to protect our intellectual property rights which could negatively impact our ability to compete in the sports entertainment market, (vii) a continued decline in the general economic conditions or a decline in the popularity of our brand of sports entertainment could adversely impact our business, (viii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries,
(ix) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably,
(xi) any new or complementary businesses into which we may expand in the future could adversely affect our existing businesses, (xii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can exercise significant influence over our affairs, and his interests could conflict with the holders of our Class A common stock, and (xiii) a substantial number of shares will be eligible for future sale by our current majority stockholder, and the sale of those shares could lower our stock price. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and undue reliance should not be placed on these statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on September 21, 2001.

     Proposal 1 - Election of Directors:

                                                                        Shares Voted
                  Directors                                   Shares For        Shares Withheld
                  ---------                                   ----------        ---------------
                  Vincent K. McMahon                          581,343,684       681,715
                  Linda E. McMahon                            581,298,090       727,309
                  Lowell P. Weicker, Jr.                      581,581,064       444,335
                  David Kenin                                 581,581,165       444,234
                  Joseph Perkins                              581,581,065       444,334
                  Stuart C. Snyder                            581,299,486       725,913
                  August J. Liguori                           581,298,057       727,342


On August 30, 2001, Michael Solomon was appointed to the Board of Directors. On November 9, 2001, Stuart C. Snyder resigned as the President, Chief Operating Officer and Director of the Company.

     Proposal 2 - Ratification of Selection of Independent Auditors:

                  Stockholders ratified the appointment of Deloitte & Touche LLP to conduct the annual audit of the consolidated financial statements of the Company for the fiscal year ending April 30, 2002. The vote was 579,700,416 shares for; 11,432 shares against; and 5,907 shares abstained.

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


                                 World Wrestling Federation Entertainment, Inc. (Registrant)



Dated:  December 10, 2001        By:/s/ August J. Liguori
                                       ----------------------
                                        August J. Liguori
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer