Form 10-Q
period 2002-01-25
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 2002-03-11
CIK 1091907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 25, 2002

                                       or

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

Yes [X]      No [ ]

At March 1, 2002, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 18,052,677 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 54,780,207.

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                                TABLE OF CONTENTS


                                                                                                        Page #
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements
         Consolidated Balance Sheets as of January 25, 2002 (Unaudited) and April 30, 2001                 2

         Consolidated Statements of Income for the three and nine months ended January 25, 2002
         (Unaudited) and January 26, 2001 (Unaudited)                                                      3

         Consolidated Statement of Stockholders' Equity and Comprehensive Income for the
         nine months ended January 25, 2002 (Unaudited)                                                    4

         Consolidated Statements of Cash Flows for the nine months ended
         January 25, 2002 (Unaudited) and January 26, 2001 (Unaudited)                                     5

         Notes to Consolidated Financial Statements (Unaudited)                                            6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         13

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                                    18

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                                             18

    Item 6. Exhibits and Reports on Form 8-K                                                              18

Signature                                                                                                 20

--------------------------------------------------------------------------------
Since the insertion of our stylized and highly distinctive scratch logo is impracticable in the text of this Quarterly Report on Form 10-Q, we refer to the scratch logo as "WWF" herein for explanatory purposes only. In commerce, we use the scratch logo exclusively, rather than the initials.

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

                  WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                            CONSOLIDATED BALANCE SHEETS
              (dollars in thousands, except share and per share data)


                                                                                          AS OF          AS OF
                                                                                       JANUARY 25,    APRIL 30,
                                                                                           2002          2001
                                                                                       ------------   ----------
                                                                                       (Unaudited)
              ASSETS
    CURRENT ASSETS:

         Cash and cash equivalents                                                     $    74,716     $ 45,040
         Short-term investments                                                            193,618      194,631
         Accounts receivable (less allowance for doubtful accounts of
               $1,620 as of January 25, 2002 and $1,868 as of April 30, 2001)               61,885       72,337
         Inventory, net                                                                      3,390        4,918
         Prepaid expenses and other current assets                                          20,893       23,581
                                                                                       ------------   ----------
              Total current assets                                                         354,502      340,507

    PROPERTY AND EQUIPMENT - NET                                                            91,135       83,521

    OTHER ASSETS                                                                            22,280       19,064
                                                                                       ------------   ----------
    TOTAL ASSETS                                                                       $   467,917    $ 443,092
                                                                                       ============   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
         Current portion of long-term debt                                                   $ 590        $ 556
         Accounts payable                                                                   17,445       19,490
         Accrued expenses and other liabilities                                             39,171       38,944
         Deferred income                                                                    26,118       14,506
         Net liabilities of discontinued operations                                          2,110       11,834
                                                                                       ------------   ----------
              Total current liabilities                                                     85,434       85,330

    LONG-TERM DEBT                                                                           9,459        9,903

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY:
         Class A common stock:  ($.01 par value; 180,000,000 shares authorized; 18,052,177 shares issued as of January 25, 2002 and
         16,265,384 shares issued as of April 30, 2001)                                        181          162
         Class B common stock:  ($.01 par value; 60,000,000 shares
         authorized; 54,780,207 shares issued as of January 25, 2002 and
         56,667,000 shares issued as of April 30, 2001)                                        548          567
         Additional paid-in capital                                                        296,525      296,525
         Treasury stock (100,000 shares of Class A common stock)                            (1,140)           -
         Accumulated other comprehensive loss                                                 (555)        (597)
         Retained earnings                                                                  77,465       51,202
                                                                                       ------------   ----------
              Total stockholders' equity                                                   373,024      347,859
                                                                                       ------------   ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   467,917    $ 443,092
                                                                                       ============   ==========


                 See Notes to Consolidated Financial Statements

                 World Wrestling Federation Entertainment, Inc.
                        Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (Unaudited)


                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             JANUARY 25,        JANUARY 26,        JANUARY 25,       JANUARY 26,
                                                                 2002               2001               2002              2001
                                                             -----------        -----------        -----------       -----------
Net revenues                                                 $   100,232        $   111,194        $   289,109       $   324,935

Cost of revenues                                                  62,748             65,022            183,849           183,626
Performer stock options                                               --                760                 --               760
Selling, general and administrative expenses                      26,208             22,744             78,481            74,494
Depreciation and amortization                                      2,810              1,800              7,695             4,390
                                                             -----------        -----------        -----------       -----------

Operating income                                                   8,466             20,868             19,084            61,665

Interest expense                                                     196                187                596               656
Interest and other (expense) income, net                            (632)             5,517             16,413            11,676
                                                             -----------        -----------        -----------       -----------

Income from continuing operations before income taxes              7,638             26,198             34,901            72,685

Provision for income taxes                                         2,846              8,968             13,276            26,824
                                                             -----------        -----------        -----------       -----------

Income from continuing operations                                  4,792             17,230             21,625            45,861
                                                             -----------        -----------        -----------       -----------

Discontinued Operations: (See Note 8)
  Loss from XFL operations, net of tax benefit
     and minority interest                                            --             (5,547)                --            (9,466)
  Reversal of estimated shutdown costs of the XFL, net
     of tax benefit and minority interest                          4,638                 --              4,638                --
                                                             -----------        -----------        -----------       -----------

Net income                                                   $     9,430        $    11,683        $    26,263       $    36,395
                                                             ===========        ===========        ===========       ===========

Earnings (loss) per common share - basic:
     Continuing operations                                   $      0.07        $      0.24        $      0.30       $      0.64
                                                             ===========        ===========        ===========       ===========
     Discontinued operations                                 $      0.06        $     (0.08)       $      0.06       $     (0.13)
                                                             ===========        ===========        ===========       ===========
     Net income                                              $      0.13        $      0.16        $      0.36       $      0.51
                                                             ===========        ===========        ===========       ===========

Earnings (loss) per common share - diluted:
     Continuing operations                                   $      0.07        $      0.24        $      0.30       $      0.63
                                                             ===========        ===========        ===========       ===========
     Discontinued operations                                 $      0.06        $     (0.08)       $      0.06       $     (0.13)
                                                             ===========        ===========        ===========       ===========
     Net income                                              $      0.13        $      0.16        $      0.36       $      0.50
                                                             ===========        ===========        ===========       ===========


                 See Notes to Consolidated Financial Statements

                 World Wrestling Federation Entertainment, Inc.
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                        (dollars and shares in thousands)


                                                                                                 ACCUMULATED
                                                                        ADDITIONAL                  OTHER
                                                        COMMON STOCK      PAID-IN    TREASURY   COMPREHENSIVE   RETAINED
                                                      SHARES   AMOUNT     CAPITAL     STOCK          LOSS       EARNINGS    TOTAL
                                                      ------  --------  ----------   --------   -------------   --------  ---------
Balance, May 1, 2001                                  72,932  $    729  $  296,525   $     --   $        (597)  $ 51,202  $ 347,859
                                                      ------  --------  ----------   --------   -------------   --------  ---------



Comprehensive income:
     Translation adjustment (Unaudited)                            --          --                         (46)       --         (46)
     Unrealized holding gain, net of tax (Unaudited)               --          --                          88        --          88
     Net  income (Unaudited)                                       --          --                         --      26,263     26,263
                                                                                                                          ---------
Total comprehensive income (Unaudited)                                                                                       26,305
                                                                                                                          ---------

Purchase of treasury stock (Unaudited)                                                 (1,140)                               (1,140)

                                                      ------  --------  ----------   --------   -------------   --------  ---------
Balance, January 25, 2002 (Unaudited)                 72,932  $    729  $  296,525   $ (1,140)  $        (555)  $ 77,465  $ 373,024
                                                      ======  ========  ==========   ========   =============   ========  =========


                 See Notes to Consolidated Financial Statements

                World Wrestling Federation Entertainment, Inc.
                    Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                 (Unaudited)


                                                                                                        Nine Months Ended
                                                                                     January 25,           January 26,
                                                                                        2002                  2001
                                                                                     -----------        -----------------
OPERATING ACTIVITIES:
Net income                                                                           $    26,263           $    36,395
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     (Income) loss from discontinued operations                                           (4,638)                9,466
     Gain on sale of stock                                                                (7,138)                   --
     Revaluation of warrants                                                                 (17)                   --
     Depreciation and amortization                                                         7,695                 4,542
     Amortization of deferred income                                                         931                   178
     Provision for doubtful accounts                                                        (238)                 (219)
     Provision for inventory obsolescence                                                  2,389                    --
     Gain on sale of Las Vegas property                                                       --                (1,249)
     Stock option charge                                                                      --                   760
     Changes in assets and liabilities (net of effects of acquisition of WWF New York):
          Accounts receivable                                                             10,690                (6,677)
          Inventory                                                                         (861)               (3,543)
          Prepaid expenses and other assets                                                  117                (6,748)
          Accounts payable                                                                (2,044)               (5,328)
          Accrued expenses and other liabilities                                             623                 6,567
          Deferred income                                                                 10,681                (1,224)
                                                                                     -----------           -----------
               Net cash provided by continuing operations                                 44,453                32,920
               Net cash used in discontinued operations                                  (13,287)              (22,877)
                                                                                     -----------           -----------
               Net cash provided by operating activities                                  31,166                10,043
                                                                                     -----------           -----------

INVESTING ACTIVITIES:
Purchase of property and equipment                                                       (14,964)              (17,233)
Purchase of WWF New York                                                                      --               (24,500)
Net proceeds from sale of Las Vegas property                                                  --                11,305
Purchase of other assets                                                                  (4,900)                   --
Sale (purchase) of short-term investments, net                                               819               (63,858)
Net proceeds from sale of stock                                                           10,903                    --
                                                                                     -----------           -----------
               Net cash used in continuing operations                                     (8,142)              (94,286)
               Net cash provided by (used in) discontinued operations                      1,602                (7,053)
                                                                                     -----------           -----------
               Net cash used in investing activities                                      (6,540)             (101,339)
                                                                                     -----------           -----------

FINANCING ACTIVITIES:
Repayments of long-term debt                                                                (410)                 (866)
Purchase of treasury stock                                                                (1,140)                   --
Stock issuance costs                                                                          --                  (534)
Net proceeds from exercise of stock options                                                   --                 1,594
Proceeds from issuance of Class A common stock                                                --                60,000
                                                                                     -----------           -----------
               Net cash (used in) provided by continuing operations                       (1,550)               60,194
               Net cash provided by discontinued operations                                6,600                14,965
                                                                                     -----------           -----------
               Net cash provided by financing activities                                   5,050                75,159
                                                                                     -----------           -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      29,676               (16,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            45,040               101,779
                                                                                     -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $    74,716           $    85,642
                                                                                     ===========           ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for income taxes, net of refunds                    $     7,332           $    30,879
     Cash paid during the period for interest                                        $       634           $       681


                See Notes to Consolidated Financial Statements

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying consolidated financial statements include the accounts of World Wrestling Federation Entertainment, Inc., and its wholly owned subsidiaries:
World Wrestling Federation Entertainment Canada, Inc.; Event Services, Inc.; World Wrestling Federation (International) Limited; WWF New York Inc.; TSI Realty Company; Stephanie Music Publishing, Inc.; WWF Hotel & Casino Ventures LLC; WWFE Sports, Inc.; and WCW, Inc.; and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company") . WWFE Sports, Inc. owns 50% and has operating control of XFL, LLC, a professional football league, which was a venture with National Broadcasting Company ("NBC"). In early May 2001, the Company formalized its decision to discontinue operations of the XFL and accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations as of April 30, 2001. The operating results of the XFL for the three and nine months ended January 26, 2001 have been reclassified to reflect its status as discontinued operations.

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

- Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include the marketing and sale of merchandise, magazines and home videos, consumer products sold through third party licensees and the operations of the Company's entertainment complex located in New York City.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company adopted such statement on May 1, 2001 and the impact of adoption of this statement resulted in $2,398 ($1,487, net of tax or $0.02 basic and diluted earnings per common share) cumulative effect of an accounting change representing an increase to the estimated fair value of certain warrants that the Company received in connection with license agreements. The Company believes such amounts to be immaterial on an annual basis. Additionally, a substantial portion of these warrants affected by the accounting change were exercised and the related stock was sold during the first quarter ended July 27, 2001 resulting in a pre-tax gain of $7,138 which was included in interest and other (expense) income, net for the nine months ended January 25, 2002.

Also included in interest and other (expense) income, net for the three and nine months ended January 25, 2002 was an increase in the estimated value of certain warrants of $1,013 and $1,414, respectively.

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


Other Intangible Assets" were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, however early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not yet been issued previously. The Company elected to early adopt SFAS No. 142 as of May 1, 2001. As required by SFAS No. 142, the Company performed an impairment test on intangible assets as of the adoption date and on goodwill within six months from the date of adoption. The Company completed this transitional impairment test and deemed that no impairment loss existed. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of income. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and intangible assets with a book value of $2,533 and $4,155, respectively as of May 1, 2001. As of January 25, 2002, the Company had goodwill and intangible assets with a net book value of $2,533 and $9,055, respectively. The adoption did not have a material effect on the financial results for the three months ended January 25, 2002. Had amortization of goodwill and intangible assets not been recorded for the nine months ended January 26, 2001, net income would have increased by $173, net of taxes, with no impact on earnings per share. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired.

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

For the three months ended January 25, 2002, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 72,832,384 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding was 72,832,434, which includes 50 shares representing the dilutive effect of common stock equivalents. Excluded from the calculation was 6,269,125 unexercised options as they were antidilutive.

For the nine months ended January 25, 2002, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 72,866,458 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding was 72,866,658, which includes 200 shares representing the dilutive effect of common stock equivalents. Excluded from the calculation was 6,269,125 unexercised options as they were antidilutive.

For the three months ended January 26, 2001, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 72,862,590 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding was 72,935,452, which includes 72,862 shares representing the dilutive effect of common stock equivalents. Excluded from the calculation was 5,538,250 unexercised options as they were antidilutive.

For the nine months ended January 26, 2001, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 71,711,599 and for the purpose of calculating earnings per share
- diluted, the weighted average number of common shares outstanding was 72,274,470, which

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


includes 562,870 shares representing the dilutive effect of common stock equivalents. Excluded from the calculation was 190,000 unexercised options as they were antidilutive.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

                                                       JANUARY 25,    APRIL 30,
                                                          2002          2001
                                                       ------------------------
Land, buildings and improvements                       $   79,566     $  69,067
Equipment                                                  43,430        45,561
Vehicles                                                      729           673
                                                       ----------     ---------
                                                          123,725       115,301
Less accumulated depreciation and amortization             32,590        31,780
                                                       ----------     ---------
          Total                                        $   91,135     $  83,521
                                                       ==========     =========

Depreciation and amortization expense for property and equipment was $2,465 and $1,708 for the three months ended January 25, 2002 and January 26, 2001, respectively, and $7,350 and $4,111 for the nine months ended January 25, 2002 and January 26, 2001, respectively.

5.  INVESTMENTS

Short-term investments consisted of the following as of January 25, 2002 and April 30, 2001:

                                                      JANUARY 25, 2002
                                           -------------------------------------
                                                        UNREALIZED       FAIR
                                            COST       HOLDING LOSS      VALUE
                                           -------------------------------------
Government obligations..................   $ 16,575    $        --      $ 16,575


Corporate obligations and other.........    139,188           (418)      138,770
Mortgage backed securities   ...........     38,273             --        38,273
                                           --------    ------------     --------

     Total..............................   $194,036    $      (418)     $193,618
                                           ========    ============     ========

                                                       APRIL 30, 2001
                                           -------------------------------------
                                                         UNREALIZED       FAIR
                                             Cost       HOLDING LOSS      VALUE
                                           -------------------------------------
Government obligations..................   $  30,350    $       --      $ 30,350


Corporate obligations and other.........     129,552           (217)     129,335

Mortgage backed securities   ...........      34,946            --        34,946
                                           ---------    ------------    --------
     Total..............................   $ 194,848    $      (217)    $194,631
                                           =========    ============    ========

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


6   SEGMENT INFORMATION

The Company's continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events, television programming and pay per view programming. The branded merchandise segment includes the marketing and sale of merchandise, magazines and home videos, consumer products sold through third party licensees and the operations of the Company's WWF New York entertainment complex. The results of operations for the XFL for the three and nine months ended January 25, 2002 and January 26, 2001 are not included in the segment reporting as they are classified separately as discontinued operations in the consolidated financial statements (See Note 8). The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Revenues and assets from non-U.S. sources are less than 10% of their respective consolidated financial statement amounts. The table presents information about the financial results of each segment for the three and nine months ended January 25, 2002 and January 26, 2001 and assets as of January 25, 2002 and April 30, 2001. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

                                                      THREE MONTHS                      NINE MONTHS
                                                          ENDED                            ENDED
                                               JANUARY 25,     JANUARY 26,      JANUARY 25,     JANUARY 26,
                                                  2002            2001             2002             2001
                                               ----------      ----------       ----------      ----------
NET REVENUES:
     Live and televised entertainment          $   73,421      $   79,506       $  218,490      $  236,379
     Branded merchandise                           26,811          31,688           70,619          88,556
                                               ----------      ----------       ----------      ----------
     Total net revenues                        $  100,232      $  111,194       $  289,109      $  324,935
                                               ==========      ==========       ==========      ==========

DEPRECIATION AND AMORTIZATION:
     Live and televised entertainment          $      824      $      606       $    2,299      $    1,334
     Branded merchandise                            1,049             607            2,251           1,749
     Corporate                                        937             587            3,145           1,307
                                               ----------      ----------       ----------      ----------
     Total depreciation and amortization       $    2,810      $    1,800       $    7,695      $    4,390
                                               ==========      ==========       ==========      ==========

OPERATING INCOME:
     Live and televised entertainment          $   25,831      $   30,588       $   71,947      $   92,368
     Branded merchandise                            2,817           6,694            5,292          21,953
     Corporate                                    (20,182)        (16,414)         (58,155)        (52,656)
                                               ----------      ----------       ----------      ----------
     Total operating income                    $    8,466      $   20,868       $   19,084      $   61,665
                                               ==========      ==========       ==========      ==========

                                                          AS OF
                                               JANUARY 25,     APRIL 30,
ASSETS:                                           2002            2001
                                               ----------      --------
     Live and televised entertainment          $   70,847      $ 82,393
     Branded merchandise                           59,112        53,740
     Unallocated                                  337,958       306,959
                                               ----------      --------
     Total assets                              $  467,917      $443,092
                                               ==========      ========

                 WORLD WRESTLING FEDERATION ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 20, 1999, the Company was served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with the Company, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. Bass's complaint sought $20,000 in compensatory damages and $100,000 in punitive damages. On or about November 9, 1999, the Company received a Notice of Charge of Discrimination from the Equal Employment Opportunity Commission (EEOC) filed by Nicole Bass. On January 27, 2000, the EEOC closed its file on her claim. The Company filed a motion to dismiss the original complaint. During oral argument on the Company's motion to dismiss, plaintiff requested leave of court to file an amended complaint. The Plaintiff filed a second amended complaint on October 20, 2000. Motions to Dismiss the second amended complaint were filed on December 18, 2000 and granted in part on February 14, 2001. On March 5, 2001, the Company answered the surviving counts in the second amended complaint. The Company believes that the claims are without merit. To that end, the Company has filed a motion for summary judgment on all remaining claims, which is currently pending before the Court. The Court has scheduled the trial date for May 2002. The Company does not believe that an unfavorable outcome in this action will have a material adverse effect on its financial condition, results of operations or prospects.

On April 17, 2000, the WWF - World Wide Fund for Nature (the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and the Company. The Fund alleges that the Company's use of the initials "WWF" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of the Company's websites; and (ii) the Company's "scratch" logo violate the agreement between the Fund and the Company. On August 29, 2000, the Company filed its defense and counterclaim. On January 24, 2001, the Fund requested leave of court to amend its complaint to add a count of lost profits. Leave was denied. On January 30, 2001, the Fund filed for summary judgment on its claims. On August 10, 2001 the trial judge granted the Fund's motion for summary judgment, holding the Company breached the parties' 1994 agreement by using the "wwf" website addresses and scratch logo and that a trial is not warranted on these issues. On October 1, 2001, the judge issued a form of written injunction barring the Company's use of the "wwf" website addresses and the scratch logo; however, the court simultaneously granted the Company leave to appeal and stayed the injunction pending the Company's appeal. The Company believes this decision is erroneous and is vigorously pursuing its appeal which was heard by the Court of Appeal on February 11-12, 2002. On February 27, 2002, the Court of Appeal affirmed the trial judge's decision and dismissed the Company's appeal; however, the Court stayed the injunction pending the Company's request for permission to appeal to the House of Lords. The Company will lodge its request for permission to appeal by March 27, 2002. An unfavorable outcome of this suit may have a material adverse effect on the Company's financial condition, results of operations or prospects.

On November 14, 2000, Stanley Schenker & Associates, Inc. filed a complaint against the Company in Superior Court, Judicial District of Stamford/Norwalk, Connecticut, relating to the termination of an Agency Agreement between the Company and Plaintiff. Plaintiff seeks compensatory damages and punitive damages in an unspecified amount, attorneys' fees, an accounting and a declaratory judgment. On December 15, 2000, the Company filed a motion to strike all the claims against it, with the exception of one count for breach of contract. This motion was granted as to two claims. On March 27, 2001, the Plaintiff filed a substituted complaint reasserting all counts against the Company. On April 11, 2001, the Company answered the substitute complaint. Discovery in this case is currently ongoing. The Court has scheduled a trial date of March 2003. The Company believes that it has meritorious defenses and intends to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

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


William Morris filed a counterclaim on February 1, 2001 alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. William Morris filed a motion to dismiss all non-contract claims against it. The Company also filed a motion to partially dismiss William Morris's counterclaims. By Order dated June 21, 2001, the court granted William Morris's motion to dismiss only with respect to the Company's claim for fraud and unfair trade practices; William Morris's motion to dismiss was denied with respect to the remaining counts of the Company's complaint. Discovery is ongoing and is scheduled to close on April 17, 2002. The Company believes that it has a meritorious defense to William Morris's counterclaim and intends to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

On October 19, 2001, the Company was served with a complaint by Marvel Enterprises, Inc. in the Superior Court of Fulton County, Georgia alleging that the Company breached the terms of a license agreement regarding the rights to manufacture and distribute toy action figures of various wrestling characters. The plaintiff seeks damages and a declaration that the agreement is in force and effect. The Company filed its Answer on November 19, 2001. The Company has denied liability and is contesting the claims. The Complaint also named as a defendant Universal Wrestling Corp. ("Universal, Inc."), formerly known as World Championship Wrestling, Inc. ("WCW, Inc."). Due to a conflict between Universal, Inc. and plaintiff's counsel, by agreement of the parties Universal, Inc. was dismissed from the suit. On December 28, 2001, the plaintiff commenced a separate action against Universal, Inc., filed in the same court as a related action to the suit pending against the Company. The Company is currently reviewing whether it may have any indemnification obligations to Universal, Inc. in connection with the Company's purchase of certain assets of WCW. Inc. An unfavorable outcome of this suit may have a material adverse effect on the Company's financial condition, results of operations or prospects.

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

On December 5, 2001, a purported class action Complaint was filed against, but not formally served upon, the Company asserting claims for alleged violations of the federal securities laws. Also named as defendants in this suit were Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Credit Suisse First Boston Corporation, WIT Capital Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Chase H&Q (Hambrecht & Quist LLC) (collectively, the "Underwriter Defendants"), Vincent K. McMahon, Linda E. McMahon and August J. Liguori (collectively, the "Individual Defendants"). The Complaint alleges, inter alia, (i) claims under Section 11 of the Securities Act against all defendants, (ii) claims under Section 12(2) of the Securities Act against the Underwriter Defendants, (iii) claims under Section 15 of the Securities Act against the Company and the Individual Defendants, (iv) claims under Section 10(b) of the Exchange Act and Rule 10(b)(5) against all defendants, and (v) claims under Section 20(a) of the Exchange Act against the Individual Defendants. According to the allegations of the Complaint, the Underwriter Defendants allegedly engaged in manipulative practices by, inter alia, pre-selling allotments of shares of the Company's stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements which allegedly artificially inflated the Company's stock price. The plaintiff further alleges that the Company knew or should have known of such unlawful practices. As relief, the Complaint seeks (i) a ruling that the suit is properly maintainable as a class action, (ii) unspecified class damages and statutory compensation against all defendants, jointly and severally, (iii) an award of attorneys' fees and costs, and (iv) such other relief as the court deems proper. The Company denies all allegations against it, believes that it has meritorious defenses on plaintiffs' claims, and intends to defend this action vigorously. The Company understands that nearly 1,000 suits with similar claims and/or allegations have been filed over the past couple of years against companies which have gone public in that general time period. The Company cannot at this time predict the likely outcome of this litigation.

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

For the three months ended January 25, 2002, the Company's discontinued operations reflect the reversal of provisions that were no longer required as well as a tax benefit. The results of the XFL business are summarized as follows:

                                                                                      THREE MONTHS                NINE MONTHS
                                                                                          ENDED                      ENDED
                                                                                 JANUARY 25,  JANUARY 26,   JANUARY 25,  JANUARY 26,
                                                                                     2002         2001          2002         2001
                                                                                 ----------   ----------    ----------   ----------
Discontinued Operations:

  Loss from XFL operations, net of minority interest of $7,038 and $11,215 for
  the three and nine months ended January 26, 2001, respectively .............   $       --   $   (8,084)   $       --   $  (13,435)

  Benefit from income taxes ..................................................           --        2,537            --        3,969
                                                                                 ----------   ----------    ----------   ----------
  Net loss from XFL operations ...............................................   $       --   $   (5,547)   $       --   $   (9,466)
                                                                                 ==========   ==========    ==========   ==========

  Reversal of estimated shutdown costs of the XFL, net of minority
  interest of $1,721 for the three and nine months ended January 25, 2002 ....   $    1,721   $       --    $    1,721   $       --
  Benefit from income taxes ..................................................        2,917           --         2,917           --
                                                                                 ----------   ----------    ----------   ----------

  Reversal of estimated shutdown costs of the XFL, net .......................   $    4,638   $       --    $    4,638   $       --
                                                                                 ==========   ==========    ==========   ==========

                                                            AS OF
                                            -----------------------------------
                                            JANUARY 25, 2002     APRIL 30, 2001
                                            ----------------     --------------
Assets:
     Cash ..............................       $  2,641             $  2,007
     Accounts receivable ...............             --               19,456
     Prepaid expenses ..................             --                   50
     Inventory .........................             --                  150
     Equipment .........................             --                1,400
                                               --------             --------
Total Assets ...........................       $  2,641             $ 23,063
                                               --------             --------

Liabilities:
     Accounts payable ..................             55                9,103
     Accrued expenses ..................          6,806               36,225
     Minority interest .................         (2,110)             (10,431)
                                                                    --------
Total Liabilities ......................       $  4,751             $ 34,897
                                               --------             --------
Net Liabilities ........................       $ (2,110)            $(11,834)
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

      Throughout most of fiscal 2002, the lower rating level that we have experienced as compared to the same period last year has translated into decreased average attendance, reduced pay-per-view buys, and diminished sell-thru rates on branded merchandise, all of which have reduced revenues for this fiscal year. Nevertheless we have retained our distinction as consistently being the #1 regularly scheduled program on cable with WWF Raw which airs Monday nights on TNN, and we are the highest-rated show on Thursday nights among male teens and men ages 12 to 24 on UPN with WWF SmackDown!.

      Over the past several months, we have made significant progress on a number of key strategic fronts. We have deepened the story lines in our programming as well as our talent pool. We have increased the number of domestic live events and, as a result of this expanded schedule, are now playing markets that heretofore we could not visit given the size of our talent pool and logistical constraints on our television shoots. Our overall strategy is to develop two independent programs with separate and distinct story lines, which we anticipate to increase viewership for all of our programming.

      We continue to make progress in further developing our international business. Since we have a television presence in over 130 countries worldwide, we already have a base from which we can embark on live event touring. Our first international live event tour began in early March 2002 in Tokyo, followed by events in Singapore and Malaysia, all of which were sold out. To compliment our existing international pay-per-views, in May and November we will have additional live events in Europe. In addition, in August we will have a live event in Australia. We believe that the launch of our international tour and the increased awareness in the local marketplace of WWFE product will enable us to expand our branded merchandise offerings.

      During February 2002 we reached an agreement with DirecTV, one of our satellite providers, for the resumption of the airing of our pay-per-views. For the three months ended January 25, 2002 our three domestic pay-per-views were not aired on this platform.

      We are involved in a summary judgment proceeding in London in the World Wide Fund for Nature lawsuit. While the trial judge in the High Court of England agreed with our position that the World Wide Fund for Nature has acted to restrain our rights to trade, the judge accepted the Fund's justifications for these restraints without affording us the right to a full trial and the right to question the Fund on its need for these restrictions. It is our opinion that the use of the initials "WWF" has not had any impact on the Fund's activity. On February 27, 2002, the Court of Appeal upheld the High Court's ruling but delayed its enforcement while we seek review in the House of Lords. We anticipate filing our petition to the House of Lords by March 27, 2002. Meanwhile, we are exploring all of our options.

Our operations are organized around two principal activities:

- Live and televised entertainment, which consists of live events, television programming and pay-per-view programming. Revenues consist principally of attendance at live events, sale of television advertising time, domestic and international television rights fees and pay-per-view buys.

- Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include the marketing and sale of merchandise, magazines and home videos, consumer products sold through third party licensees and the operations of our entertainment complex located in New York City.

      In early May 2001, we formalized our decision to discontinue operations of our professional football league, the XFL, and accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations in our

Consolidated Financial Statements as of April 30, 2001. For the three months ended January 25, 2002, the Company's discontinued operations reflect the reversal of provisions that were no longer required as well as a tax benefit.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 25, 2002 COMPARED TO THREE MONTHS ENDED JANUARY 26, 2001

NET REVENUES. Net revenues were $100.2 million for the three months ended January 25, 2002 as compared to $111.2 million for the three months ended January 26, 2001, a decrease of $11.0 million, or 10%. Of this decrease, $6.1 million was from our live and televised entertainment activities and $4.9 million was from our branded merchandise activities.

      Live and Televised Entertainment. Net revenues were $73.4 million for the three months ended January 25, 2002 as compared to $79.5 million for the three months ended January 26, 2001, a decrease of $6.1 million, or 8%. Pay-per-view revenues decreased by $4.9 million for the three months ended January 25, 2002. Pay-per-view buys for fiscal 2002 events decreased by 0.4 million to approximately 1.4 million as a result of generally lower ratings and the lower addressable base. Prior year buys recorded in the quarter increased by 0.1 million. Revenues from live events decreased by $1.8 million due primarily to lower attendance, slightly offset by an increase in the average ticket price. Revenues from the sale of advertising time and sponsorships decreased by $1.1 million to $21.4 million in the three months ended January 25, 2002 primarily due to ratings / price variations between upfront commitments and the actual delivery, partially offset by improved sell-thru rates for Sunday Night Heat, which has been sold by MTV since October 2000. Revenues from our television rights fees increased by $1.6 million, which resulted from the increase in rights fees from Viacom for our programming due to an escalator clause and new and renewed international television agreements.

      Branded Merchandise. Net revenues were $26.8 million for the three months ended January 25, 2002 as compared to $31.7 million for the three months ended January 26, 2001, a decrease of $4.9 million, or 15%. While our new media advertising revenues increased slightly, all other categories within our branded merchandise segment were down compared to the year ago quarter. Licensing revenues decreased by $2.2 million due primarily to the timing of the releases of new video game titles in conjunction with the introduction of the new video game consoles such as X Box (R), Playstation 2 (R), and Game Cube (R) in the current quarter as compared to the prior year quarter. WWF New York revenues decreased by $0.7 million due to the impact of the declining economy and the events of September 11, 2001. Home video revenues decreased by $0.6 million due to lower sell-thru rates and an attendant increase in returns reserve. Publishing revenues decreased by $0.4 million due primarily to a decrease in newsstand circulation in the three months ended January 25, 2002. Merchandise revenues decreased by $0.2 million primarily due to a decrease in venue sales resulting from lower attendance, slightly offset by an increase in per cap spending in the current quarter.

COST OF REVENUES. Cost of revenues was $62.8 million for the three months ended January 25, 2002 as compared to $65.0 million for the three months ended January 26, 2001, a decrease of $2.2 million. Of this decrease, $1.0 million was from our live and televised entertainment activities and $1.2 million was from our branded merchandise activities. Gross profit as a percentage of net revenues was 37% for the three months ended January 25, 2002 as compared to 42% for the three months ended January 26, 2001.

      Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $44.0 million for the three months ended January 25, 2002 as compared to $45.0 million for the three months ended January 26, 2001, a decrease of $1.0 million, or 3%. As a result of the reduction in live and televised entertainment revenues, participation fees for our talent and television partners decreased. Gross profit as a percentage of net revenues was 40% for the three months ended January 25, 2002 as compared to 43% for the three months ended January 26, 2001. The decreased revenues associated with our lower pay-per-view buys accounted for the majority of the margin decline in this segment.

      Branded Merchandise. The cost of revenues of our branded merchandise was $18.8 million for the three months ended January 25, 2002 as compared to $20.0 million for the three months ended January 26, 2001, a decrease of $1.2 million, or 6%. The decrease was due in part to lower talent royalties of $1.2 million, which was directly related to our lower licensing, merchandise and home video revenues. Additionally, WWF New York cost of revenues was lower by $0.8 million due to decreased revenues in this business. New Media cost of revenues decreased by $0.8 million due primarily to a reduction in our in-house technical staff. These decreases were partially offset by increased obsolescence reserves for merchandise and home video inventory. Gross profit as a percentage of net revenues was 30% for the three months ended January 25, 2002 as compared to 37% for the three months ended January 26, 2001. The 7% decrease in gross profit percentage was due primarily to additional inventory reserves booked in the quarter and to a lesser extent, a change in the mix in revenues.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $26.2 million for the three months ended January 25, 2002 as compared to $22.7 million for the three months ended January 26, 2001, an increase of $3.5 million, or 15%. The current quarter included a $2.0 million severance charge related to our reduction in workforce, which occurred in November 2001. In addition, advertising and promotion expenses increased by $2.4 million, legal fees increased by $1.2 million, all of which were partially offset by a decrease of $0.5 million in travel and entertainment expenses and $0.4 million in both consulting fees and recruitment fees. Selling, general and administrative expenses as a percentage of net revenues was 26% for the three months ended January 25, 2002 and 21% for the three months ended January 26, 2001.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.8 million in the three months ended January 25, 2002 as compared to $1.8 million in the three months ended January 26, 2001, an increase of $1.0 million. The increase was due primarily to increased capital spending in fiscal 2001 and the nine months of fiscal 2002.

      INTEREST EXPENSE. Interest expense was $0.2 million for both the three months ended January 25, 2002 and the three months ended January 26, 2001.

      INTEREST AND OTHER (EXPENSE) INCOME, NET. Interest and other (expense) income, net was ($0.6) million in the three months ended January 25, 2002 as compared to $5.5 million in the three months ended January 26, 2001. This decrease of $6.1 million was due in part to a $2.9 million non-cash charge related to the write-down of certain warrants deemed permanently impaired. In addition, interest income was lower by $3.1 million due to lower average interest rates. Offsetting these decreases was a $1.0 million increase in the valuation of certain warrants in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Included in fiscal 2001 results was a $1.2 million gain related to the sale of our property located in Las Vegas.

      PROVISION FOR INCOME TAXES. The provision for income taxes was $2.8 million for the three months ended January 25, 2002 as compared to $9.0 million for the three months ended January 26, 2001. Our effective tax rate was approximately 37% for the three months ended January 25, 2002 and 34% for the three months ended January 26, 2001.

NINE MONTHS ENDED JANUARY 25, 2002 COMPARED TO THE NINE MONTHS ENDED JANUARY 26, 2001

NET REVENUES. Net revenues were $289.1 million for the nine months ended January 25, 2002 as compared to $324.9 million for the nine months ended January 26, 2001, a decrease of $35.8 million, or 11%. Of this decrease, $17.9 million was from our live and televised entertainment activities and $17.9 million was from our branded merchandise activities.

      Live and Televised Entertainment. Net revenues were $218.5 million for the nine months ended January 25, 2002 as compared to $236.4 million for the nine months ended January 26, 2001, a decrease of $17.9 million, or 8%. Pay-per-view revenues decreased by $17.6 million in the nine months ended January 25, 2002. Pay-per-view buys for the nine events held in the nine months ended January 25, 2002 decreased by 0.8 million to approximately 4.0 million as a result of generally lower ratings and the lower addressable base. Additionally, prior year buys decreased by 0.2 million to 0.7 million in the nine months ended January 25, 2002. Revenues from live events decreased by $9.8 million primarily due to lower average attendance in the nine months ended January 25, 2002, partially offset by an increase in our average ticket price. Revenues from the sale of advertising time and sponsorships decreased by $6.7 million to $61.8 million in the nine months ended January 25, 2002 primarily due to ratings / price variations between upfront commitments and the actual delivery. These decreases were partially offset by increased revenues from our television rights fees of $16.1 million, which resulted from the full year impact of our agreement with Viacom which was effective as of September 2000 as well as from new and renewed international television agreements.

      Branded Merchandise. Net revenues were $70.6 million for the nine months ended January 25, 2002 as compared to $88.5 million for the nine months ended January 26, 2001, a decrease of $17.9 million, or 20%. All categories within our branded merchandise segment are down compared to last year. Licensing revenues decreased by $6.8 million due in part to the timing of the introduction of video game titles in conjunction with the introduction of the new video game consoles such as X Box (R), Playstation 2 (R), and Game Cube (R) in the current year as compared to the same period last year. Additionally, licensing revenues decreased due to lower royalties from our books as compared to the prior year. These decreases were offset partially by an increase in royalties from toys. Merchandise revenues decreased by $2.9 million due to a decrease in venue sales resulting from lower attendance, partially offset by an increase in catalog sales.

Home video revenues decreased by $2.2 million due to lower sell-thru rates and an attendant increase in returns reserve. Effective August 2001, Sony Music Video commenced distribution of our home video units, which should expand the distribution of our home video and DVD product in current and untapped retail outlets. WWF New York revenues decreased by $1.9 million due to the declining economy and the drop off in tourism in the Times Square area since September 11, 2001. New media advertising revenues decreased by $1.4 million. Publishing revenues decreased by $1.1 million due primarily to a decrease in newsstand circulation for the nine months ended January 25, 2002.

      COST OF REVENUES. Cost of revenues was $183.9 million for the nine months ended January 25, 2002 as compared to $183.6 million for the nine months ended January 26, 2001, an increase of $0.3 million. Of this increase, $2.3 million was from our live and televised entertainment activities offset by a decrease of $2.0 million from our branded merchandise activities. Gross profit as a percentage of net revenues was 36% for the nine months ended January 25, 2002 as compared to 43% for the nine months ended January 26, 2001.

      Live and Televised Entertainment. The cost of revenues to create and distribute our live and televised entertainment was $135.2 million for the nine months ended January 25, 2002 as compared to $132.9 million for the nine months ended January 26, 2001, an increase of $2.3 million, or 2%. This increase was primarily due to a $6.7 million increase in television costs, resulting in part from Sunday Night Heat which began broadcasting live from WWF New York in October 2000. Our television costs include, among other things, production costs, staff related expenses, stagehands and freelance crews. Additionally, travel costs increased by $2.5 million due in part to our leased corporate jet. These increases were partially offset by lower fees paid to our performers of $2.5 million, which were related to our decrease in pay-per-view and event revenues and a $3.2 million decrease in participation fees paid to our television partners due primarily to lower advertising revenues. Gross profit as a percentage of net revenues was 38% for the nine months ended January 25, 2002 as compared to 44% for the nine months ended January 26, 2001. The decreased revenues associated with our lower pay-per-view buys accounted for the majority of the margin decline in this segment.

      Branded Merchandise. The cost of revenues of our branded merchandise was $48.7 million for the nine months ended January 25, 2002 as compared to $50.7 million for the nine months ended January 26, 2001, a decrease of $2.0 million, or 4%. The decrease was due in part to lower WWF New York cost of revenues of $1.3 million related to decreased revenues in this business. In addition, talent royalties decreased by $0.9 million, which was directly related to our lower licensing, merchandise and home video revenues. Additionally, the building share from the sale of our merchandise decreased by $1.2 million due primarily to lower venue merchandise revenues. These decreases were partially offset by increased obsolescence reserves for merchandise and home video inventory. Gross profit as a percentage of net revenues was 31% for the nine months ended January 25, 2002 as compared to 43% for the nine months ended January 26, 2001. The decrease in gross profit as a percentage of net revenues was due to the mix of product within the segment and, to a lesser extent, additional inventory reserves booked in the current fiscal year.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $78.5 million for the nine months ended January 25, 2002 as compared to $74.5 million for the nine months ended January 26, 2001, an increase of $4.0 million, or 5%. Included in selling, general and administrative expenses for the nine months ended January 26, 2001 was a $7.0 million settlement of a lawsuit. Excluding the impact of this settlement, selling, general and administrative expenses increased by $11.0 million. Of this $11.0 million increase, $7.7 million was due to legal fees, $2.1 million was due to overhead associated with WWF New York, and $2.0 million was due to advertising and promotion expenses. Additionally, the current year included a $2.0 million severance charge related to our reduction in workforce which occurred in November 2001. These increases were slightly offset by a decrease in relocation and recruitment expenses of $1.7 million. Selling, general and administrative expenses as a percentage of net revenues was 27% for the nine months ended January 25, 2002 as compared to 23% for the nine months ended January 26, 2001.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $7.7 million in the nine months ended January 25, 2002 as compared to $4.4 million in the nine months ended January 26, 2001, an increase of $3.3 million. The increase was due primarily to increased capital spending in fiscal 2001 and the nine months of fiscal 2002.

      INTEREST EXPENSE. Interest expense was $0.6 million for both the nine months ended January 25, 2002 and the nine months ended January 26, 2001.

      INTEREST AND OTHER (EXPENSE) INCOME, NET. Interest and other (expense) income, net was $16.4 million for the nine months ended January 25, 2002 as compared to $11.7 million for the nine months ended January 26, 2001, an increase of $4.7 million. During fiscal 2002, we exercised and sold certain warrants resulting in a $7.1 million gain. In addition, as a result of our adoption of SFAS No. 133 we recorded $2.4 million from the revaluation of these warrants, and subsequent to our adoption of SFAS No. 133, for the current fiscal year, we recorded an increase of $1.4 million in the revaluation of the warrants. Offsetting these increases was a $2.9 million non-cash charge related to the write-down of other stock warrants deemed permanently impaired. In addition, interest income decreased by $2.4 million as a result of lower average borrowing rates. Included in fiscal 2001 results was a $1.2 million gain related to the sale of our property located in Las Vegas.

      PROVISION FOR INCOME TAXES. The provision for income taxes was $13.3 million for the nine months ended January 25, 2002 as compared to $26.8 million for the nine months ended January 26, 2001. Our effective tax rate was approximately 38% for the nine months ended January 25, 2002 and 37% for the nine months ended January 26, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows provided by operating activities for the nine months ended January 25, 2002 and January 26, 2001 were $31.2 million and $10.0 million, respectively, resulting primarily from an increase in deferred income and a decrease in accounts receivable. Working capital, consisting of current assets less current liabilities, was $269.1 million as of January 25, 2002 and $255.2 million as of April 30, 2001.

      Cash flows used in investing activities were $6.5 million and $101.3 million for the nine months ended January 25, 2002 and the nine months ended January 26, 2001, respectively. Investing activities for the nine months ended January 25, 2002 included $10.9 million of net proceeds from the exercise and sale in June 2001 of warrants that we received from certain of our licensees, offset by the purchase of $4.9 million in other assets and $15.0 million in capital expenditures. Capital expenditures included leasehold improvements at our WWF New York entertainment complex and at our television production studio. Capital expenditures for fiscal 2002 are estimated to be approximately $20.0 million. As of January 25, 2002 we had approximately $193.6 million invested in short-term corporate and government obligations and mortgage backed securities.

      Cash flows provided by financing activities were $5.1 million and $75.2 million for the nine months ended January 25, 2002 and January 26, 2001, respectively. In August 2001, we repurchased 100,000 shares of our Class A common stock at an average price per common share of approximately $11.40, totaling approximately $1.1 million. During the nine months ended January 26, 2001, we sold approximately 2.3 million newly issued shares of our Class A common stock to NBC for $30.0 million and we sold approximately 2.3 million newly issued shares of our Class A common stock to Viacom for $30.0 million.

      Through March 1, 2002, we funded an aggregate of approximately $56.0 million for XFL operations and we expect to advance additional funds for remaining shutdown liabilities. Based on current assumptions, we expect the full amount of our funding to be approximately $32.0 million, after minority interest and applicable tax benefits.

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

-     Advertising commitments with AOL Time Warner over a three-year period.

- Various operating leases related to our sales offices, warehouse space and corporate jet.

- Employment contract with Vincent K. McMahon, which is for a seven-year term and in addition, a talent contract which is co-terminous with his employment contract.

-     Employment contract with Linda E. McMahon which is for a four-year term.

      Our aggregate minimum payment obligations under these contracts is $56.6 million, $56.9 million and $39.1 million for fiscal 2002, 2003 and 2004, respectively. We anticipate that all of these obligations will be satisfied out of cash flows from operating activities.

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


                                  World Wrestling Federation Entertainment, Inc. (Registrant)



Dated:  March 11, 2002            By: /s/August J. Liguori
                                      ---------------------
                                         August J. Liguori
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer