Form 10-K
period 2002-04-30
WORLD WRESTLING FEDERATION ENTERTAINMENT INC
filed 2002-07-26
CIK 1091907

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-27639

WORLD WRESTLING ENTERTAINMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2693383 (I.R.S. Employer Identification No.)
1241 East Main Street Stamford, CT 06902 (203) 352-8600 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Class A Common Stock, $.01 par value per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Aggregate market value of the voting stock held by non-affiliates of the Registrant at July 10, 2002 was approximately $177,835,894.

        As of July 10, 2002, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 15,807,735 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 54,780,207 shares.

Portions of the Registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	1
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	12
	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	13
Item 6.	Selected Historical Consolidated Financial and Other Data	15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 8.	Consolidated Financial Statements and Schedule	28
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
	PART III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13.	Certain Relationships and Related Party Transactions	*
	PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	29
*
Incorporated by reference from the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement").

PART I

Item 1.    Business

        We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring our successful World Wrestling Entertainment brand. We have been involved in the sports entertainment business for over 20 years, and have developed World Wrestling Entertainment into one of the most popular forms of entertainment today. In May 2002, we changed our name to World Wrestling Entertainment, Inc. With the name change, we now have a global identity that is distinctive, unencumbered and supports our domestic and international growth plans and our brand extension initiatives.

        The key economic drivers of our business are live event attendance, pay-per-view buys and television ratings. While these drivers have continued to be soft in recent months relative to their previous highs, they nonetheless continue to reflect our strong presence in the marketplace and the loyalty of our fan base. This marketplace strength and loyal fan base has been monetized across our many revenue streams within our live and televised and branded merchandise segments. We anticipate continuing to develop broader distribution arrangements for our brand both in the United States and internationally.

        Over the past fifteen months, we have deepened our talent pool through our acquisition of certain assets of World Championship Wrestling, and as a result of a contraction in the number of competing sports entertainment companies. In an effort to further exploit and bolster our business, we launched a brand extension, creating two separate and distinct brands, Raw and SmackDown!, which each have their own distinct story lines, thus enabling us to have two separate live event tours. The two tours will allow us to visit domestic markets that we have been unable to visit and will also allow us to tour internationally on a more frequent basis.

        Our continuing operations are reported within two reportable segments, Live and Televised Entertainment and Branded Merchandise. For additional segment information, see Note 16 of Notes to Consolidated Financial Statements.

        World Wrestling Entertainment, Inc., formerly known as World Wrestling Federation Entertainment, Inc., was incorporated in Delaware in 1987, and in 1988 we merged with our predecessor company, which had existed since 1980. In October 1999, we sold 11,500,000 shares of Class A common stock to the public at an initial offering price of $17.00 per share. To further broaden our exposure in the financial marketplace, in October 2000, we began trading our Class A common stock on the New York Stock Exchange (NYSE symbol: "WWE"). Our operations include our wholly-owned subsidiaries, World Wrestling Entertainment Canada, Inc.; The World Entertainment, Inc.; World Wrestling Entertainment (International) Limited; Stephanie Music Publishing, Inc.; TSI Realty Company; Event Services, Inc.; WCW, Inc.; and our majority owned subsidiary, Titan/Shane Partnership. In early May 2001, we formalized our decision to discontinue the operations of the XFL, LLC and accordingly, reported the operating results and estimated shutdown costs as Discontinued Operations in our Consolidated Financial Statements as of April 30, 2001.

        In this Annual Report on Form 10-K, "WWE" refers to World Wrestling Entertainment, Inc. and its subsidiaries and its predecessors, unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to WWE and its subsidiaries. World Wrestling Entertainment and the stylized and highly distinctive World Wrestling Entertainment scratch logo are two of our marks. This Annual Report on Form 10-K also contains other of our trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Creative Development and Production

        Our creative team, headed by Vincent McMahon, develops soap opera-like storylines employing the same techniques that are used by many successful television series. We create compelling and complex characters and weave them into interactive entertainment that combines social satire, action adventure, drama, mystery, athleticism and humor. The interactions among the characters reflect a wide variety of contemporary topics, often depicting exaggerated versions of real life situations and typically containing "good versus evil" or "settling the score" themes. Story lines are usually played out in the wrestling ring, our main stage, and typically unfold on our weekly television shows and monthly pay-per-view events. Woven into the story lines is the ongoing competition for the various World Wrestling Entertainment championship titles.

        Our creative team also develops a character for each performer. Once a character's basic traits have been formulated, we work to define and emphasize those traits through various accessories, including costumes and entrance music. We own the rights to substantially all of our characters, and we exclusively license the rights we do not own through agreements with our performers.

        Our success is, in large part, due to the continuing popularity of our performers. We currently have exclusive contracts with approximately 150 performers, ranging from development contracts with prospective performers to long term guaranteed contracts with established performers. These contracts vary depending upon a number of factors, including the performer's popularity with our audience, their skill level and prior experience. Our performers are independent contractors who are highly trained and motivated and portray popular characters such as The Rock, The Undertaker, Triple H, Hollywood Hulk Hogan, Kane, Chris Jericho, Kurt Angle and Edge. We constantly seek to identify, recruit and develop additional performers for our business. Once recruited, established performers are immediately incorporated into our story lines while less experienced performers participate in our own extensive developmental training programs. Under agreements with regional promotors of wrestling events, promising candidates are often "loaned" to the regional promoters allowing these new performers to hone their skills by working in front of live audiences and appearing on local television programs. The most successful and popular performers are then incorporated into our television programming and pay-per-view events where their characters are more fully developed.

        With limited exceptions, we retain all rights in perpetuity to any intellectual property that is developed in connection with the characters portrayed by our performers. This includes the character and any associated costumes, names, props, story lines and merchandise. Our performers share in a portion of the revenues that we receive. We believe that our relationships with our performers are generally good.

Live and Televised Entertainment

        Live events, television programming and pay-per-view programming are our principal creative and production activities. Revenues from these activities were approximately $323.5 million, $335.7 million and $265.5 million in fiscal 2002, 2001 and 2000, respectively.

Live Events

        Live events are the cornerstone of our business, providing the content for our television and pay-per-view programming. Each event is a highly theatrical production, which involves a significant degree of audience participation and employs various special effects, including lighting, pyrotechnics, powerful entrance music and a variety of props.

        In fiscal 2002, we held 237 live events in approximately 100 cities in North America, including 18 of the 20 largest metropolitan areas in the United States, as well as several international locations. We have consistently held our live events at major arenas, such as Madison Square Garden in New York City, Arrowhead Pond of Anaheim, Allstate Arena in Chicago, First Union Center in Philadelphia,

Fleet Center in Boston and Earls Court in London, England. Attendance at our live events was approximately 2.0 million for the fiscal year ended April 30, 2002 and approximately 2.5 million for the fiscal years ended April 30, 2001 and 2000.

        With the increase and depth of our talent pool and the introduction of two separate tours, we expect to hold approximately 350 live events in fiscal 2003. In an effort to meet strong international demand, we have increased our ability to tour internationally on a more frequent basis. In March 2002, we held three live events in Asia with total attendance of over 40,000 and an average ticket price of $63.00. In May 2002, we held a pay-per-view event in England as part of our European tour and have scheduled a live event in August in Melbourne, Australia where we expect approximately 50,000 fans at a sold-out Colonial Stadium and expect to return to Europe for another tour in October.

        We promote our live events through a variety of media, including television, radio, print and the Internet. Our revenues from live events are primarily derived from ticket sales, with prices for our live events averaging approximately $36 per ticket. The operator of a venue at which our live event is held typically receives a fixed fee or a percentage of the revenues from ticket and merchandise sales. In the past two years, our WrestleMania events broke our record for gross receipts for an event with approximately $3.5 million for Wrestlemania 17 and approximately $3.9 million for Wrestlemania 18. Attendance at these respective events was approximately 67,900 and 68,200 at Houston's Reliant Astrodome and Toronto's Skydome, respectively.

        Revenues from live events were approximately $74.1 million, $81.9 million and $68.9 million for the fiscal years ended April 30, 2002, 2001 and 2000, respectively.

Television Programming

        We are an independent producer of television programming. Relying primarily on our in-house production capabilities, we produce seven shows consisting of nine hours of original programming 52 weeks per year. On a weekly basis, our nine hours of programming delivers approximately 24 million television impressions each week. In addition to our television programming, we also produce on an annual basis 12 domestic pay-per-views, which are also distributed through certain international pay-per-view providers and 2 international pay-per-views which are produced in the U.K.

        Seven hours of our programming air domestically on cable and broadcast networks owned by Viacom Inc. and two hours air in syndication. To further develop our separate and distinct identities, talent and story lines for our flagship Raw and SmackDown! brands, we recently revised our programming lineup as follows:

  •
  Raw is our two-hour live production that airs on TNN in primetime and has consistently been the number one rated regularly scheduled cable television program.
  •
  Sunday Night Heat is primarily a taped one-hour live event program which airs on MTV on Sunday evenings, and Bottom Line, is a post produced "magazine" type show which airs in syndication on Friday / Saturday nights. Both of these programs help further define our Raw brand.
  •
  SmackDown! is a taped two-hour program that airs on United Paramount Network ("UPN") in primetime and has consistently been the number one rated program on network television among male teens on Thursday nights.
  •
  Velocity is a taped one-hour live event program which airs on TNN on Saturday nights, and After Burn is a post produced "magazine" type show which airs in syndication on Saturday / Sunday nights. Both of these programs help further define our SmackDown! brand.
  •
  Confidential is a taped one-hour magazine-style program which airs on TNN on Saturday nights. This program provides an up-close look at World Wrestling Entertainment and its past and present performers, both in and out of the ring.

        Currently TNN is available in approximately 85 million households, UPN is available in approximately 93 million households and MTV is available in approximately 83 million households. Our two syndicated programs are on air for approximately 319 hours per week on approximately 190 broadcast stations across the country.

        In connection with our TNN and MTV programming, we receive a rights fee totaling $572,000 per week.

        In addition to the foregoing programming, we co-produce a weekly half hour reality-based program, Tough Enough, which premiered on MTV in June 2001 and immediately follows SmackDown!. Tough Enough is a 13-week series that is a joint collaboration with MTV. Based on the success of the inaugural series, we aired Tough Enough II and have agreed with MTV to air Tough Enough III in the fall of 2002. Tough Enough II was the Number 1 rated regularly scheduled cable program on Thursday evenings during its run among certain key demographics, primarily audiences aged 12 - 34.

        Domestic television rights fee revenues were $35.0 million, $20.9 million and $7.1 million for the fiscal years ended April 30, 2002, 2001 and 2000, respectively.

        Due to the density of certain key demographics that our programming reaches, we are an attractive and efficient buy for our advertisers. Our programming is principally directed to audiences aged 12 to 34. Since our programming appeals to such a wide spectrum of age groups, we voluntarily designate the suitability of each of our shows using standard television industry ratings.

        We sell a substantial portion of the advertising time on our domestic and Canadian television programs to over 110 major advertisers and sponsors. We advertise products from some of the leading companies in the food and beverage, video game, toy, movie and television studio and telecommunications industries, among others. In addition to the sale of our advertising time, we also package sponsorships to meet the needs of our advertisers. These sponsorships range from presenting the Slam Of The Week, a 35-second spot that airs within our television programs, to sponsoring our annual WrestleMania event. Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including television, Internet and print advertising, arena signage, on-air announcements and special appearances by our performers. Additionally, as part of certain sponsorship packages, we produce commercials featuring our performers.

        Advertising time and customized sponsorship programs are sold directly by our New York, Chicago and Toronto-based sales forces. Our arrangement with our television network partners provides that we pay the network the greater of a fixed percentage of our net advertising revenues less certain adjustments or a minimum guaranteed amount. With respect to Sunday Night Heat, while MTV sells the advertising inventory, we have a similar share in the participation of the net revenues.

        Advertising revenues were $83.6 million, $90.2 million and $77.9 million for the fiscal years ended April 30, 2002, 2001 and 2000, respectively.

        Our television and music recording studios and post-production operations are housed at our state-of-the-art facility in Stamford, Connecticut, which is staffed by 117 employees, including producers, directors, editors, cameramen, audio engineers, graphic designers, English and Spanish-speaking announcers and an administrative staff that oversees the production schedule. Our staff is augmented by freelance technicians who assist in our remote television broadcasts.

Pay-Per-View Programming

        On a monthly basis, our story lines either culminate or change direction at each pay-per-view. We intensively market and promote the story lines that are associated with our upcoming pay-per-view event through our television shows, our Internet sites, and a variety of other promotional campaigns. We produce 12 domestic pay-per-view programs and two international pay-per-view programs annually, which consistently rank among the pay-per-view programs achieving the highest number of buys.

Pay-per-view buys of our domestic events over the past three fiscal years were 7.1 million, 8.0 million and 6.9 million in fiscal 2002, 2001 and 2000, respectively. WrestleMania 16 and 17, which is our annual premiere event, generated over 1.0 million buys each and Wrestlemania 18 is currently in line to achieve the same amount. A substantial amount of the buys for an event and the related payment is determined and paid by the cable and satellite distributors within 120 days after the event. Final reconciliation is completed within one year. WrestleMania 18 had a suggested retail price of $39.95 and effective with our April 2002 event, each of our other 11 domestic pay-per-view events has a suggested retail price of $34.95, up from $29.95.

        Currently, pay-per-view is available to approximately 57 million cable and satellite subscribers in the United States. Our pay-per-views are available to approximately 54% of all domestic cable homes with inDemand being the largest distributor with approximately 29 million cable subscribers. Other major distributors include DIRECTV, Echostar and a growing number of international affiliates which continue to increase the potential subscriber base for our pay-per-view events. We also distribute our pay-per-view programs to commercial locations for public viewing. Consistent with industry practices, we share the revenues with the cable systems and satellite providers and pay fees to inDemand.

        WWE Fanatics is a post-produced pay-per-view program that utilizes content from our extensive tape library. Each new program airs throughout the month. WWE Fanatics has a suggested retail price of $9.95. Buys for WWE Fanatics programs were 0.3 million and 0.2 million in fiscal 2002 and 2001, respectively.

        Domestic and International pay-per-view revenues were $112.0 million, $128.2 million and $106.4 million for the fiscal years ended April 30, 2002, 2001 and 2000, respectively.

International

        In an effort to meet strong international demand, we have expanded our international live event tours and the distribution of our television programming. Our television programming is currently broadcast in over 130 countries and 13 different languages. In February 2002, we opened our office in London, England to facilitate sales and administration of our international television distribution. We have expanded our distribution throughout Asia, Europe, Latin America and Australia and have secured new television distribution agreements on terrestrial, cable and satellite platforms throughout those locations. Most notably we have recently signed distribution agreements with broadcasters in Australia, India, Indonesia, Malaysia, the United Kingdom, France and South Africa.

        Television rights fee revenues outside of North America were $18.3 million, $14.3 million and $5.1 million for the fiscal years ended April 30, 2002, 2001 and 2000, respectively.

        In March 2002, we held three live events in Asia with total attendance of over 40,000 and an average ticket price of $63.00. In May 2002, we held a pay-per-view event in England as part of our European tour. In addition, we have scheduled a live event in August in Melbourne, Australia where we expect approximately 50,000 fans at a sold-out Colonial Stadium and expect to return to Europe for another tour in October. We believe there is strong demand for our programming, live events and products internationally, and with the creation of two separate brands and two live event tours, we should be in a much stronger position to meet this demand.

        In connection with our agreement with BSkyB in the U.K., we produce two U.K. pay-per-view programs per year through April 30, 2003. Buys related to these events totaled approximately 0.3 million for both fiscal 2002 and 2001 and approximately 0.2 million for fiscal 2000. Our U.K. pay-per-views have a suggested retail price of 14.00 Pounds (approximately $20.00).

        Total revenues derived from sales outside of North America were approximately $31.4 million, $22.1 million and $9.0 million for the fiscal years ended April 30, 2002, 2001 and 2000, respectively.

Branded Merchandise

        We offer a wide variety of branded merchandise through a licensing program and an integrated direct sales effort. Our revenues from the sale of our branded merchandise were approximately $101.5 million, $120.3 million and $113.8 million in fiscal 2002, 2001 and 2000, respectively.

Licensing and Direct Sales

        We have an established licensing program using our World Wrestling Entertainment mark and logo, copyrighted works and characters on thousands of retail products, including toys, video games, apparel and a wide assortment of other items. In all of our licensing agreements, we retain creative approval over the design, packaging, advertising and promotional material associated with all licensed products to maintain the distinctive style, look and quality of our intellectual property and brand. Our licensing agreements provide that we receive a percentage of the wholesale revenues as a royalty and require minimum guarantees.

        Our direct merchandise operations consist of the design, marketing and sale of various products, such as shirts, caps and other items, all of which feature our characters and/or our scratch logo. All of these products are designed by our in-house creative staff and manufactured by third parties. The merchandise is sold at our live events under arrangements with the arenas, which receive a percentage of the revenues. Our merchandise is also sold through internally developed catalogs, which are distributed periodically as part of World Wrestling Entertainment Magazine and RAW Magazine. We also sell merchandise on a direct basis via our television shows, our wweshopzone.com Internet site and our retail store in New York.

Home Video

        We own and continue to amass a video library containing thousands of hours of programming from our pay-per-view events and our television shows dating back to the 1970s. Beginning in the mid-1980s, this library was used in the production and sale of home videos by a licensee. In 1998, we began to produce and market home videos in-house and in 1999 added DVD's. In addition to producing videos and DVD's from our library footage, as well as from our recently acquired WCW film library, we also utilize original footage produced specifically for this purpose. We create master tapes and contract with third parties to create our DVD master and to duplicate our videos and DVD's. As of August 2001, we entered into an agreement with Sony Music Video for the distribution of all our home video products at retail. Prior to August 2001, our home video revenues were derived from sales through approximately 25 unaffiliated distributors and/or direct customers. Our videos are typically sold at retail sales prices ranging from $14.95 to $19.95 and our DVD's are typically sold at retail sales prices ranging from $19.95 to $24.95. In fiscal 2002 we sold approximately 1.7 milion units which consisted of 51 new titles as well as other titles from our catalog. According to Billboard Magazine, six of our home videos ranked among the top 10 best selling home videos in the "Recreational Sports" category as of July 13, 2002.

        The injunction issued by the English High Court in legal proceedings instituted against us by World Wide Fund for Nature, unless modified or clarified, may adversely affect the future use or repackaging of our historical video library to the extent it contains our former logo and verbal references to the "WWF". See "Legal Proceedings."

SmackDown! Records

        Music is an integral part of the entertainment experience at our live events and on our television programs. We compose and record theme songs tailored to our characters in our recording studio in Stamford, Connecticut. We and a third-party music publisher own the musical composition rights to this music and we own all of the sound recording rights to our master recordings. Third parties manufacture, market and distribute CDs of our music to retailers nationwide, such as MusicLand, K-Mart, Wal-Mart, Best Buy and Transworld.

        Seven albums containing our music have been released to date. Our most recent compilation, Forceable Entry, was our first release with Columbia Records.

Publishing

        Our publishing operations consist primarily of two magazines, World Wrestling Entertainment Magazine and RAW Magazine, each of which are issued every four weeks, and a series of specials. All of these magazines are used to help shape and complement story lines in our television programs and at our live events. We also include our direct marketing catalog in our magazines on a quarterly basis. The magazines include color photographs taken at recent live events, biographies and features of our performers and human interest articles. Our in-house publishing and editorial departments prepare all of the editorial content and use outside contractors to print and distribute the magazines to subscribers and newsstands. The combined circulation of our monthly magazines was approximately 5.7 million and circulation for our specials was approximately 1.2 million in fiscal 2002.

        Under a publishing licensing ageement with Simon and Schuster, they will publish multiple book titles commencing in the fall of 2002. Previously, our books were published through ReganBooks, an imprint of Harper Collins. We have broadened into literary genres beyond autobiographies, including children's books, cookbooks and historical anthologies. To date, nine titles have been released. Each of the titles made an appearance on the New York Times Bestseller List with three titles reaching the Number 1 position.

New Media

        We utilize the Internet to promote our brand, create a community experience among our fans and to market and distribute our various products. Through our network of Internet sites, our fans can purchase our branded merchandise online, obtain our latest news and information, including content that is accessible only online, stay abreast of our evolving story lines, tap into interactive chat rooms to communicate with each other and our performers, and experience archived video and audio clips of performers and previous media events. We promote wwe.com on our televised programming, at our live events, in our two monthly magazines and in substantially all of our marketing and promotional materials. In addition to wwe.com, our network of sites includes, among others, wweshopzone.com, therock.com, wwedivas.com, undertaker.com and wwecorpbiz.com.

        WWE.com continues to maintain a strong base in the number of people visiting our sites and purchasing our products via the Internet. In April 2002, our Internet sites generated approximately 330 million page views as compared to approximately 300 million page views in April 2001 and approximately 200 million page views in April 2000. According to Net Score, we had approximately 7.3 million, 8.7 million and 4.4 million unique visitors in April 2002, 2001 and 2000, respectively. The 7.3 million visitors spent an average of 45 minutes on our site.

The World

        In May 2000, we acquired for approximately $24.5 million our leased 46,500 square foot entertainment complex located in Times Square. Through April 30, 2002 we have invested an additional $16.0 million in the facility. These investments include the construction of a marquee, built to historical landmark specifications, and a television and recording sound stage and studio. The complex includes a 600 seat restaurant and 2,200 square feet of retail space. The complex provides for a variety of entertainment uses, including:

  •
  the airing of our regularly scheduled TV shows and pay-per-views,

  •
  the hosting of concerts and other live events, including press conferences, stockholder meetings and product launches,

  •
  a night club,

  •
  ongoing appearances and autograph sessions featuring our performers, and

  •
  banquets, birthday parties and other social and corporate functions.

        The World generated net revenue of $14.1 million and $16.6 million in fiscal 2002 and 2001, respectively, and incurred operating losses of $7.9 million and $2.6 million in fiscal 2002 and 2001, respectively, which included depreciation and amortization of $2.9 million and $2.4 million in fiscal 2002 and 2001, respectively.

Other Business Developments

        We recently hired Joel Simon as President for our new entertainment division, WWE Films, which is based in Los Angeles, California, to spearhead our initiatives in developing complementary theatrical and television productions.

Competition

        We compete for advertising dollars with other media companies. For our live, television and pay-per-view audiences we face competition from professional and college sports as well as from other forms of live, film and televised entertainment and other leisure activities. We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise. Certain companies with whom we compete have greater financial resources than we do.

Trademarks and Copyrights

        Intellectual property is material to all aspects of our operations and we expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to maintain compliance vis-à-vis other parties' intellectual property. We have a large portfolio of registered and pending trademarks and service marks worldwide and maintain a large catalog of registered copyrights on all of our merchandise containing artwork, including merchandise, music, photographs, books and magazines, videos and apparel art. The focus of our continuous registration effort is to seek copyright and trademark registration of marks and works which embody our originally created characters portrayed by our performers and which encompass images, likenesses or names of these characters, commonly referred to as their trade dress. We also own a large number of Internet web domain names and have a network of developed sites, which contribute to the exploitation of our trademarks and service marks worldwide. See "Legal Proceedings."

        We vigorously enforce our intellectual property rights by, among other things, searching the Internet to ascertain unauthorized use of our intellectual property, seizing goods at our live events that feature unauthorized use of our intellectual property and seeking restraining orders in court against any individual or entity infringing on our intellectual property rights.

Employees

        As of July 3, 2002, excluding operations at The World, we had 413 full-time employees. Of that total, 154 were primarily engaged in organizing and producing live performances and television and pay-per-view shows, 69 were primarily engaged in licensing, merchandising and consumer product sales, and 190 were primarily engaged in management and administration. Our in-house production staff is supplemented with contract personnel that are routinely used for our television production.

        As of July 3, 2002, we had approximately 226 full time employees at The World complex. Of that total, 27 were engaged in management and administration and 199 were hourly employees engaged in the food service, retail administration and entertainment aspects of the complex.

        We believe that our relationships with our employees are generally satisfactory. None of our employees, other than certain stage production employees at The World, are represented by a union.

Item 2.    Properties

        We maintain our executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut, our entertainment complex in New York and sales offices in New York, Chicago, Los Angeles, London and Toronto.

        We own the buildings in which our executive and administrative offices, our television and music recording studios and our post-production operations are located. We lease space for our entertainment complex, sales offices and our warehouse facilities.

        Our principal properties consist of the following:

Facility	Location	Square Feet	Owned/Leased	Expiration Date of Lease
Executive offices	Stamford, CT	114,300	Owned	—
Executive offices	Stamford, CT	13,563	Leased	April 9, 2006
Production studio	Stamford, CT	39,000(1)	Owned	—
Ring / Photo Studio	Stamford, CT	5,600	Leased	May 11, 2006
Sales office	New York, NY	10,075	Leased	July 15, 2008
Sales office	Toronto, Canada	7,069	Leased	February 28, 2006
Sales office	Chicago, IL	347	Leased	October 31, 2002
Sales office	London, England	600	Leased	December 31, 2002
Executive office	Los Angeles, CA	2,100	Leased	July 15, 2007
Warehouse	Trumbull, CT	30,000	Leased	August 9, 2004
Entertainment complex	New York, NY	46,500	Leased	October 31, 2017

(1)
Excludes 4,000 sq ft of temporary space and 138,000 square feet of parking space adjacent to the production facilities.

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

Regulation

Live Events

        In certain states in the United States we are required to comply with regulations of state athletic commissions and other applicable regulatory agencies in order to promote and conduct our live entertainment. Twenty-four states require that we obtain a promoter's license, which is a corporate license necessary for us to promote our live events and is granted to us on an annual basis. Twenty-two states require our performers and referees to obtain a performer's license, which is an individual license necessary for our performers and referees to perform at our live events and is granted to them on an annual basis. Seven states require that our performers take an annual physical examination. In addition to the annual licenses that certain states require, twelve states require that we obtain a permit for each event that we hold. We are also subject to the regulations of athletic commissions in certain

Canadian provinces. These commissions require that we obtain promoter's licenses and medical approval for our performers. We are in compliance with all applicable state and local athletic commission regulations.

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

Other

        The World complex is governed by New York State and City rules and regulations relating to bars and restaurants including liquor regulations and fire and health codes.

Item 3.    Legal Proceedings

        In April 2000, the WWF—World Wide Fund for Nature (the "Fund") instituted legal proceedings against us in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and us. The Fund alleges that our use of the initials "WWF" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of the our websites; and (ii) our "scratch" logo violate the agreement between the Fund and us. In January 2001, the Fund filed for summary judgment on its claims. On August 10, 2001 the trial judge granted the Fund's motion for summary judgment, holding we breached the parties' 1994 agreement by using the "wwf" website addresses and scratch logo and that a trial is not warranted on these issues. On October 1, 2001, the judge issued a form of written injunction barring most uses of the initials "WWF", including in connection with the "wwf" website addresses and the use of the scratch logo, by us and our licensees. On February 27, 2002, the Court of Appeal affirmed the trial judge's decision and dismissed our appeal; and on June 10, 2002, the House of Lords declined to hear our appeal. We have five months from the date of the House of Lords' decision to comply with the injunction. We intend to comply with the injunction and to seek modification of the injunction where it is impractical and/or impossible to comply. Prior to the House of Lords' decision, we took steps to change our name to "World Wrestling Entertainment, Inc." and to revise our logo and switch our initials to "WWE". These changes have been incorporated into our television and pay-per-view shows, promotional materials used by us and our various distributors, affiliates and licensees, advertising campaigns as well as our corporate stationery and facilities and statutory filings with federal and state agencies. However, certain other aspects of the injunction as issued may be impracticable or difficult to comply with and, unless modified or clarified, may adversely affect the use or repackaging of our historical video library containing our former logo and verbal references to the "WWF" and our licensing program that uses our former logo on a variety of retail products, including toys and video games. The Fund also has pending before the trial court a damages claim associated with our use of the initials "WWF". No hearings have been scheduled on this aspect of the Fund's claim and to date, no evidence has been submitted by the Fund as to any damages. We have recorded $2.0 million of expenses, included in selling, general and administrative expenses, through the fourth quarter of fiscal 2002, in connection with compliance with this injunction. We are unable to predict what additional costs or changes to our operations may be required to comply with the injunction, which may have a material adverse effect on us.

        In September 1999, we were served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with us, filed in the United States District Court for the

Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. We filed a motion to dismiss the original complaint. During oral argument on our motion to dismiss, Plaintiff requested leave of court to file an amended complaint. The Plaintiff filed a second amended complaint on October 20, 2000. Motions to Dismiss the second amended complaint were filed on December 18, 2000 and granted in part on February 14, 2001. On March 5, 2001, we answered the surviving counts in the second amended complaint and have denied liability. On January 11, 2002, we filed a motion for summary judgment on all plaintiff's remaining claims and on June 17, 2002, the Court granted in part and denied in part our motion. Trial has been set to begin on September 16, 2002.

        On November 14, 2000, Stanley Schenker & Associates, Inc. filed a complaint against us in Superior Court, Judicial District of Stamford/Norwalk, Connecticut, relating to the termination of an Agency Agreement between us and Plaintiff. Plaintiff seeks compensatory damages and punitive damages in an unspecified amount, attorneys' fees, an accounting and a declaratory judgment. On December 15, 2000, we filed a motion to strike all the claims against us, with the exception of one count for breach of contract. This motion was granted as to two claims. On March 27, 2001, the Plaintiff filed a substituted complaint reasserting all counts against us. On April 11, 2001, we answered the substitute complaint. On February 27, 2002, we filed amended counterclaims and on June 19, 2002, we filed second amended counterclaims. Discovery in this case is currently ongoing. The Court has scheduled a trial date of March 2003. We believe that we have meritorious defenses and intend to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on our financial condition, results of operations or prospects.

        In response to a demand letter from the William Morris Agency, Inc., we filed an action on October 2, 2000 in the United States District Court for the Southern District of New York seeking declaratory, legal and equitable relief relating to Defendant's improper claims for commissions on business opportunities with which it had no involvement. William Morris filed a counterclaim on February 1, 2001 alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. William Morris filed a motion to dismiss all non-contract claims against it. We also filed a motion to partially dismiss William Morris's counterclaims. By Order dated June 21, 2001, the court granted William Morris's motion to dismiss only with respect to our claim for fraud and unfair trade practices; William Morris's motion to dismiss was denied with respect to the remaining counts of our complaint. In expert testimony, William Morris submitted an expert report claiming damages in excess of $40 million. Discovery is closed. On June 14, 2002, William Morris filed a motion for summary judgment on all claims against it. We believe that we have a meritorious defense to William Morris's counterclaim and intend to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on our financial condition, results of operations or prospects.

        On October 19, 2001, we were served with a complaint by Marvel Enterprises, Inc. in the Superior Court of Fulton County, Georgia alleging that we breached the terms of a license agreement regarding the rights to manufacture and distribute toy action figures of various wrestling characters that perform under the "World Championship Wrestling" or "WCW" tradenames. The plaintiff seeks damages and a declaration that the agreement is in force and effect. We filed our Answer on November 19, 2001. We have denied liability and are contesting the claims. We also named as a defendant Universal Wrestling Corp. ("Universal, Inc."), formerly known as World Championship Wrestling, Inc. Due to a conflict between Universal, Inc. and plaintiff's counsel, by agreement of the parties Universal, Inc. was dismissed from the suit. On December 28, 2001, the plaintiff commenced a separate action against Universal, Inc., filed in the same court as a related action to the suit pending against us. We are currently reviewing whether we may have any indemnification obligations to Universal, Inc. in connection with our purchase of certain assets of World Championship Wrestling, Inc. On December 14, 2001, we filed a motion to dismiss all claims against us. That motion was denied on

March 14, 2002. Discovery in the case is ongoing and the parties are in discussions regarding an extension of fact discovery. An unfavorable outcome of this suit may have a material adverse effect on our financial condition, results of operations or prospects.

        On December 5, 2001, a purported class action Complaint was filed against us asserting claims for alleged violations of the federal securities laws. Also named as defendants in this suit were Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Credit Suisse First Boston Corporation, WIT Capital Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Chase H&Q (Hambrecht & Quist LLC) (collectively, the "Underwriter Defendants"), Vincent K. McMahon, Linda E. McMahon and August J. Liguori (collectively, the "Individual Defendants"). The Complaint alleges, inter alia, (i) claims under Section 11 of the Securities Act against all defendants, (ii) claims under Section 12(2) of the Securities Act against the Underwriter Defendants, (iii) claims under Section 15 of the Securities Act against us and the Individual Defendants, (iv) claims under Section 10(b) of the Exchange Act and Rule 10(b)(5) against all defendants, and (v) claims under Section 20(a) of the Exchange Act against the Individual Defendants. According to the allegations of the Complaint, the Underwriter Defendants allegedly engaged in manipulative practices by, inter alia, pre-selling allotments of shares of our stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements which allegedly artificially inflated our stock price. The plaintiff further alleges that we knew or should have known of such unlawful practices. As relief, the Complaint seeks (i) a ruling that the suit is properly maintainable as a class action, (ii) unspecified class damages and statutory compensation against all defendants, jointly and severally, (iii) an award of attorneys' fees and costs, and (iv) such other relief as the court deems proper. We deny all allegations against us, believe that we have meritorious defenses on plaintiffs' claims, and intend to defend this action vigorously. We understand that nearly 1,000 suits with similar claims and/or allegations have been filed over the past couple of years against companies which have gone public in that general time period. All of these claims have been consolidated before the same judge in the United States District Court for the Southern District of New York. We are a part of a motion to dismiss filed on behalf of all issuers on July 15, 2002. We cannot at this time predict the likely outcome of this litigation.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Class A Common Stock

        In connection with our corporate name change to World Wrestling Entertainment, Inc., commencing July 1, 2002, the symbol under which our Class A common stock trades was changed to "WWE." Effective October 25, 2000, our Class A common stock began trading on the New York Stock Exchange under the symbol "WWF."

        From October 19, 1999 through October 24, 2000, our Class A common stock had been traded on the Nasdaq National Market under the symbol "WWFE."

        The following table sets forth the high and the low sale prices for the shares of Class A common stock as reported by the New York Stock Exchange and the Nasdaq National Market for the periods indicated.

	Class A common stock
Fiscal 2002
	High	Low
First Quarter	$15.50	$12.00
Second Quarter	$13.20	$10.33
Third Quarter	$14.25	$10.67
Fourth Quarter	$15.85	$12.85
	Class A common stock
Fiscal 2001
	High	Low
First Quarter	$22.25	$16.06
Second Quarter	$22.50	$14.06
Third Quarter	$20.81	$12.75
Fourth Quarter	$22.00	$11.50

        There were 9,895 holders of record of Class A common stock and three holders of record of Class B common stock as of July 8, 2002.

        We plan to retain all of our earnings to finance the expansion of our business and for general corporate purposes and do not anticipate paying any cash dividends on our Class A or Class B common stock in the foreseeable future. Any change to this dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Equity Compensation Plan Information

        The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of April 30, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,253,600	$16.40	3,564,450
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,253,600	$16.40	3,564,450

Item 6.    Selected Historical Consolidated Financial and Other Data

        The following table sets forth our selected historical consolidated financial data for each of the five fiscal years in the period ended April 30, 2002. The selected historical consolidated financial data as of April 30, 2002 and 2001 and for the fiscal years ended April 30, 2002, 2001 and 2000 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical consolidated financial data as of April 30, 2000, 1999 and 1998 and for the fiscal years ended April 30, 1999 and 1998 have been derived from our audited consolidated financial statements, which have not been included in this Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation. You should read the selected historical consolidated financial data in conjunction with our historical consolidated financial statements and related notes and the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K.

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

        The following items may affect the comparability between each of the five years then ended: a) the results of operations and estimated shutdown costs for the fiscal years ended April 30, 2002 and 2001 related to our discontinued business, the XFL; b) the settlement of a $7.0 million outstanding lawsuit during the fiscal year ended April 30, 2001; c) non-cash stock option and other non-cash charges of $0.8 million and $15.3 million for the fiscal years ended April 30, 2001 and 2000, respectively; and (d) the impact on our provision for income taxes on continuing operations resulting from our differences in our effective tax rates of 36.9%, 37.1%, 20.3%, 3.4% and 5.2% for the fiscal years ended April 30, 2002, 2001, 2000, 1999 and 1998, respectively, due to our change in status to a Subchapter C Corporation concurrent with our Offering.

	Fiscal Year Ended April 30,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$425,026	$456,043	$379,310	$251,474	$126,231
Cost of revenues (excluding performer stock option charges of $760 and $6,020 for the years ended April 30, 2001 and 2000, respectively)	260,218	259,000	220,980	147,026	87,969
Stock option and other non-cash charges (1)	—	760	15,330	—	—
Selling, general and administrative expenses (2)	109,571	104,122	71,095	45,521	26,117
Depreciation and amortization	13,113	7,180	2,544	1,946	1,676
Interest expense	784	856	2,155	1,125	2,019
Interest and other income, net	18,202	15,916	7,571	2,117	479

Income from continuing operations before income taxes	59,542	100,041	74,777	57,973	8,929
Provision for income taxes	21,947	37,144	15,200	1,943	463

Income from continuing operations (3)	37,595	62,897	59,577	56,030	8,466

Discontinued Operations:
Loss from XFL operations, net of tax of $17,679 and $410 for fiscal 2001 and 2000, respectively and minority interest	—	(31,293)	(669)	—	—
Estimated income (loss) on shutdown of the XFL, net of taxes of $2,917 and $5,625 for fiscal 2002 and 2001, respectively and minority interest	4,638	(15,617)	—	—	—

Income (loss) from discontinued operations	4,638	(46,910)	(669)	—	—

Net income	$42,233	$15,987	$58,908	$56,030	$8,466

Earnings from continuing operations per common share: basic and diluted (4)	$0.52	$0.87	$0.95	$0.99	$0.15

Discontinued Operations: (4)
Loss from XFL operations per common share: basic and diluted	—	(0.43)	(0.01)	—	—
Estimated income (loss) on shutdown of the XFL per common share: basic and diluted	0.06	(0.22)	—	—	—

Income (loss) from discontinued operations per common share: basic and diluted	0.06	(0.65)	(0.01)	—	—

Earnings per common share: basic and diluted (4)	$0.58	$0.22	$0.94	$0.99	$0.15

Unaudited Pro Forma Information:
Historical income from continuing operations before income taxes			$74,777	$57,973
Pro forma adjustment other than income taxes (5)			427	2,515

Pro forma income from continuing operations before income taxes			74,350	55,458
Pro forma provision for income taxes (6)			29,132	22,227

Pro forma income from continuing operations			$45,218	$33,231

Pro forma earnings from continuing operations per common share—basic and diluted (4)			$0.72	$0.59

Consolidated Statements of Cash Flows Data:
Operating Activities:
Net cash provided by continuing operations	$72,858	$62,719	$68,689	$57,646	$6,256
Net cash used in discontinued operations	(15,323)	(85,460)	(1,079)	—	—

Net cash provided by (used in) operating activities	$57,535	$(22,741)	$67,610	$57,646	$6,256

Investing Activities:
Net cash used in continuing operations (7), (8)	$(24,336)	$(132,737)	$(122,032)	$(14,634)	$(1,294)
Net cash provided by (used in) discontinued operations	1,602	(8,734)	—	—	—

Net cash used in investing activities (7), (8)	$(22,734)	$(141,471)	$(122,032)	$(14,634)	$(1,294)

Financing Activities:
Net cash provided by (used in) continuing operations (9)	$(1,282)	$61,058	$110,474	$(6,082)	$1,974
Net cash provided by discontinued operations	8,100	46,415	—	—	—

Net cash provided by (used in) financing activities (9)	$6,818	$107,473	$110,474	$(6,082)	$1,974

	As of April 30,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents (9)	$86,659	$45,040	$101,779	$45,727	$8,797
Short-term investments (9)	207,407	194,631	107,213	—	—
Property and equipment-net	91,759	83,521	41,484	28,377	26,177
Total assets	487,441	443,092	337,032	130,188	59,594
Total long-term debt (including current portion)	9,903	10,459	11,417	12,791	12,394
Total stockholders' equity	389,438	347,859	258,537	72,260	22,697
	Fiscal Year Ended April 30,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Other Financial Data:
EBITDA (2), (10)	$55,237	$92,921	$87,235	$58,927	$12,145
Capital expenditures	19,280	27,593	15,068	3,756	1,294
Other Non-Financial Data:
Number of live events	237	212	206	199	218
Total attendance	2,032,754	2,449,800	2,485,100	2,273,701	1,576,112
Average Weekly Nielson Ratings:
Raw is War®—TNN (11)	4.6	5.0	—	—	—
Raw is War®—USA (11)	—	6.3	6.2	5.0	3.1
SmackDown!™ (12)	4.0	4.6	4.7	—	—
Domestic pay-per-view buys	7,135,464	8,010,400	6,884,600	5,365,100	2,936,100

(1)
Reflects fiscal 2001 and 2000 non-cash stock option charges of approximately $0.8 million ($0.5 million, net of taxes) and approximately $6.0 million ($3.7 million, net of taxes), respectively, relating to the granting of stock options to certain performers who are independent contractors. In addition, reflects a fiscal 2000 non-cash charge of $9.3 million ($5.7 million, net of taxes). In April 2000, we entered into a non-forfeitable agreement with Viacom whereby Viacom acquired approximately 2.3 million newly issued shares of our Class A common stock at $13 per share.
(2)
Included in fiscal 2001 was our payment of the settlement of an outstanding lawsuit for $7.0 million ($4.3 million, net of taxes).
(3)
In fiscal 2002, income from continuing operations included a cumulative effect adjustment of $1.5 million, net of taxes, which was not deemed to be material.
(4)
Based on a weighted average number of common shares outstanding—basic of 72,861,797; 72,025,222 and 62,806,726 for the fiscal years ended April 30, 2002, 2001 and 2000, respectively, and 56,667,000 for the fiscal years ended April 30, 1999 and 1998, and based on a weighted average number of common shares outstanding—diluted of 72,865,624; 72,216,870 and 62,830,279 for the fiscal years ended April 30, 2002, 2001 and 2000, respectively, and 56,667,000 for the fiscal years ended April 30, 1999 and 1998.
(5)
This amount gives pro forma effect to the increase in compensation to Vincent and Linda McMahon pursuant to employment agreements that became effective as of October 1999. Historically, both executives were paid less compensation because they benefited from Subchapter S distributions to Mr. McMahon.
(6)
This amount represents a pro forma estimate of our provision for federal and state income taxes to give effect to the change in our tax status to a Subchapter C Corporation for fiscal 2000 and 1999. Concurrent with the issuance of shares in our initial public offering, we terminated our status as a Subchapter S Corporation.
(7)
Includes our purchases of short-term investments consisting primarily of government and corporate obligations and mortgage backed securities of $13.1 million, $87.8 million and $107.0 million for the fiscal years ended April 30, 2002, 2001 and 2000, respectively.
(8)
Our property located in Las Vegas, Nevada was sold in December, 2000. Net proceeds from the sale were $11.3 million. The property was purchased in the second quarter of fiscal 1999 for approximately $10.9 million.
(9)
Reflects the sale of 2.3 million shares of our Class A common stock to each of NBC and Viacom for a total of $60.0 million during fiscal 2001 and our receipt of the net proceeds from our initial pubic offering of approximately $179.3 million, after deducting the underwriting discount and offering expenses during fiscal 2000. In May 2002, we repurchased 2.3 million shares of our Class A common stock from NBC for approximately $27.7 million.
(10)
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
(11)
On September 25, 2000, our Raw program was moved to TNN. The average weekly rating on TNN was based on 32 programs, and the average weekly rating on USA was based on 21 programs during fiscal 2001.
(12)
SmackDown! commenced on August 26, 1999. The average weekly Nielsen rating was based on 36 programs during fiscal 2000.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

Background

        We are an integrated media and entertainment company principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring our highly successful brand.

        Over the past year, we believe that the audience for sports entertainment has contracted and/or moved to other forms of entertainment. As a result, a number of competitors within this industry are no longer operating. For fiscal 2002, we experienced a softening in the key drivers of our business: television ratings, average attendance at our live events and pay-per-view buys. Nevertheless we have retained our distinction as consistently being the #1 regularly scheduled program on cable with Raw which airs Monday nights on TNN, and we are the highest-rated show on network television on Thursday nights among male teens with our UPN program, SmackDown!.

        As the industry contracted, we were able to sign additional performers, thus deepening our talent pool. At the same time, we have broadened our story lines. As a result, we created two separate brands under the WWE umbrella: Raw and SmackDown!. Through our separate branded tours, we now deliver two unique story lines with two distinct groups of talent to our fans around the world. We now have two live event tours and as a result, have increased the number of live events and are playing markets that heretofore we could not visit given the size of our talent pool and logistical constraints on our television shoots.

        We plan to further develop our international business. The creation of two brands, each with its own tour, has enabled us to tour more internationally. Since we have a television presence in over 130 countries worldwide, we already have a base from which we can embark on live event touring. In early March 2002, we completed an international live event tour beginning in Tokyo and followed by events in Singapore and Malaysia, all of which events were sold out. To complement our existing international pay-per-views, in May 2002 we had a live event tour in Europe. In addition, in August we will have a live event in Australia and we expect to return to Europe for another tour in October 2002. We believe that the launch of our international tour and the increased awareness in the local marketplace of WWE product will enable us to expand our branded merchandise offerings.

        Our operations are organized around two principal activities:

  •
  Live and televised entertainment, which consists of live events, television programming and pay-per-view programming.  Revenues consist principally of attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

  •
  Branded merchandise, which consists of licensing and direct sale of merchandise.  Revenues include the marketing and sale of merchandise, magazines and home videos, consumer products sold through third party licensees and the operations of our entertainment complex located in New York City.

Recent Developments

        In May 2002, we changed our name to World Wrestling Entertainment, Inc. With the name change, we now have a global identity that is distinctive, unencumbered and supports our domestic and international growth plans and our brand extension initiatives.

        In May 2002, we repurchased approximately 2.3 million shares of our Class A common stock from NBC for appoximately $27.7 million.

        In July 2002, we prevailed in our defamation lawsuit against the Parents Television Council (the "PTC"), Brent Bozell III, et al. and have reached a settlement. As a result of this settlement, we received $3.5 million plus a public apology. We will reflect this settlement in our consolidated financial statements for the first quarter of fiscal 2003.

Fiscal Year Ended April 30, 2002 compared to Fiscal Year Ended April 30, 2001

        Net Revenues.    Net revenues were $425.0 million for the fiscal year ended April 30, 2002 as compared to $456.0 million for the fiscal year ended April 30, 2001, a decrease of $31.0 million, or 7%. Of this decrease, $12.2 million was from our live and televised entertainment activities and $18.8 million was from our branded merchandise activities.

        Live and Televised Entertainment.    Net revenues were $323.5 million for the year ended April 30, 2002 as compared to $335.7 million for the year ended April 30, 2001, a decrease of $12.2 million, or 4%. Pay-per-view revenues decreased by $16.2 million in the year ended April 30, 2002. Pay-per-view buys for the twelve events held in fiscal 2002 decreased by 0.7 million to approximately 6.1 million. Additionally, prior year buys decreased by 0.2 million from 1.2 million in fiscal 2001 to 1.0 million in fiscal 2002. During fiscal 2002, we lost carriage from one of our satellite providers for four months. Revenues from live events decreased by $7.8 million primarily due to lower average attendance in the fiscal year ended April 30, 2002, partially offset by an increase in the number of events and a higher average ticket price. Revenues from the sale of advertising time and sponsorships decreased by $6.7 million to $83.6 million in the fiscal year ended April 30, 2002 as a result of lower sell-thru of inventory within our TNN programming due to a significant contraction in the advertising market and our decreased ratings. These decreases were partially offset by increased revenues from our television rights fees of $18.1 million, which resulted from the full year impact of our agreement with Viacom which became effective September 2000 and new and renewed international television agreements.

        Branded Merchandise.    Net revenues were $101.5 million for the fiscal year ended April 30, 2002 as compared to $120.3 million for the fiscal year ended April 30, 2001, a decrease of $18.8 million, or 16%. Licensing revenues decreased by $8.7 million primarily due to lower royalties within the video game and book categories. As a result of lower attendance at our live events, merchandise revenues decreased by $2.7 million. Revenues from our entertainment complex, The World, decreased by $2.5 million due to the decrease in tourism in New York City. SmackDown! Records revenues decreased by $2.5 million due to the timing of the release of our albums. New media revenues decreased by $1.2 million due primarily to decreased advertising on our website. Publishing revenues decreased by $0.8 million due primarily to a decrease in circulation, offset partially by a price increase for Raw Magazine. Offsetting the decreases noted above was an increase in home video revenues of $1.4 million due to an increase in DVD units sold. Effective August 2001, Sony Music Video commenced distribution of our home video units.

        Cost of Revenues.    Cost of revenues was $260.2 million for the fiscal year ended April 30, 2002 as compared to $259.0 million for the fiscal year ended April 30, 2001, an increase of $1.2 million. Of this increase, $6.5 million was from our live and televised entertainment activities offset by a decrease of $5.3 million from our branded merchandise activities. Gross profit as a percentage of net revenues was 39% for the fiscal year ended April 30, 2002 as compared to 43% for the fiscal year ended April 30, 2001.

        Live and Televised Entertainment.    The cost of revenues to create and distribute our live and televised entertainment was $194.2 million for the fiscal year ended April 30, 2002 as compared to $187.7 million for the fiscal year ended April 30, 2001, an increase of $6.5 million, or 3%. This increase was primarily due to an $8.0 million increase in television production costs, resulting in part from Sunday Night Heat which had been broadcasted live from The World from October 2000 through February 10, 2002. Our television costs include, among other things, production costs, staff related expenses and freelance crews. Additionally, travel costs increased by $2.9 million due primarily to the full year impact of our leased corporate jet and the added number of performers in our live events. These increases were partially offset by a $1.9 million decrease in participation fees to venues for our live events and a $2.2 million decrease in participation fees paid to our television partners due primarily to lower advertising revenues. Gross profit as a percentage of net revenues was 40% for the fiscal year ended April 30, 2002 as compared to 44% for the fiscal year ended April 30, 2001. The decreased pay-per-view revenues substantially accounted for the majority of the margin decline in this segment.

        Branded Merchandise.    The cost of revenues of our branded merchandise was $66.0 million for the fiscal year ended April 30, 2002 as compared to $71.3 million for the fiscal year ended April 30, 2001, a decrease of $5.3 million, or 7%. Talent royalties decreased by $3.6 million, which was directly related to our lower licensing, merchandise, appearance and SmackDown! records revenues. In addition, the decrease was due in part to lower cost of revenues at The World of $1.3 million which was directly related to the decreased revenues in this business. In December 2001, the Company's agreement to sponsor an NHRA racing team lapsed, resulting in a decrease in such costs of $1.7 million compared to fiscal 2001. These decreases were partially offset by distribution fees related to the sale of our home videos through Sony Music Video. Gross profit as a percentage of net revenues was 35% for the fiscal year ended April 30, 2002 as compared to 41% for the fiscal year ended April 30, 2001. The decrease in gross profit as a percentage of net revenues was due to the mix of product within the segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $109.6 million for the fiscal year ended April 30, 2002 as compared to $104.1 million for the fiscal year ended April 30, 2001, an increase of $5.5 million, or 5%. Included in selling, general and administrative expenses for the fiscal year ended April 30, 2001 was a $7.0 million settlement of a lawsuit. Excluding the impact of this settlement, selling, general and administrative expenses increased by $12.5 million. Of this $12.5 million increase, $5.5 million was due to legal fees, $4.0 million was due to advertising and promotion expenses, $3.6 million was due to overhead associated with The World and $2.0 million was due to costs associated with our name change to World Wrestling Entertainment. These increases were slightly offset by a decrease in relocation and recruitment expenses of $1.9 million. Selling, general and administrative expenses as a percentage of net revenues was 26% for the fiscal year ended April 30, 2002 as compared to 23% for the fiscal year ended April 30, 2001. In November 2001, we recorded a $2.0 million severance charge related to a reduction in workforce. The Company is reviewing all of its costs with the view towards reducing such costs to support its strategic initiatives.

        Depreciation and Amortization.    Depreciation and amortization expense was $13.1 million for the fiscal year ended April 30, 2002 as compared to $7.2 million for the fiscal year ended April 30, 2001, an increase of $5.9 million. The increase was due primarily to the accelerated write-off of approximately $2.1 million of architectural costs related to our cancelled project in Las Vegas, as well as higher depreciation and amortization related to increased capital spending in fiscal 2002 and 2001. Over the past three fiscal years, we have invested approximately $62.0 million in capital expenditures. We expect capital expenditures to be approximately $16.0 million and depreciation and amortization expense to be approximately $13.5 million in fiscal 2003.

        Stock Option and Other Non-Cash Charges.    In accordance with the provisions set forth in the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we recorded a third quarter fiscal 2001 non-cash charge of approximately $0.8 million ($0.5 million, net of taxes) relating to the granting of stock options to certain performers who are independent contractors.

        Interest Expense.    Interest expense was $0.8 million for the fiscal year ended April 30, 2002 as compared to $0.9 million for the fiscal year ended April 30, 2001, a decrease of $0.1 million.

        Interest and Other Income, Net.    Interest and other income, net was $18.2 million for the fiscal year ended April 30, 2002 as compared to $15.9 million for the fiscal year ended April 30, 2001, an increase of $2.3 million. During fiscal 2002, we exercised and sold certain warrants resulting in a $6.8 million gain. In addition, as a result of our adoption of SFAS No. 133 we recorded a $2.4 million gain from the revaluation of these warrants, and subsequent to our adoption of SFAS No. 133, for the current fiscal year, we recorded an increase of $1.4 million in the revaluation of the warrants. Offsetting these increases was a $2.9 million non-cash charge related to the write-down of other stock warrants deemed permanently impaired. In addition, interest income decreased by $4.7 million as a result of lower average interest rates. Included in fiscal 2001 results was a $1.2 million gain related to the sale of our property located in Las Vegas.

        Provision for Income Taxes.    The provision for income taxes was $21.9 million for the fiscal year ended April 30, 2002 as compared to $37.1 million for the fiscal year ended April 30, 2001. Our effective tax rate was approximately 36.9% for the fiscal year ended April 30, 2002 and 37.1% for the fiscal year ended April 30, 2001.

        Discontinued Operations.    Income from discontinued operations of the XFL, net of minority interest and income taxes, was $4.6 million for the fiscal year ended April 30, 2002 as compared to a loss from discontinued operations of $46.9 million for the fiscal year ended April 30, 2001. The results from fiscal 2002 reflected the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits. Included in the net loss for fiscal 2001was a loss from operations of $31.3 million and an estimated loss on the shutdown of $15.6 million. The estimated shutdown costs consisted primarily of staff, lease and labor obligations, write-offs of certain fixed assets and accounts receivable and inventory write downs.

        On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of our Class A common stock at $13 per share for a total investment of $30.0 million. As a result of the stock purchase, we recorded a non-cash charge of $10.7 million, which was being amortized over 30 months. Amortization of $3.7 million during fiscal 2001 was reflected in Discontinued Operations. As a result of our decision to discontinue operations of the XFL, we wrote off the remaining unamortized asset of $7.0 million which was also reflected in Discontinued Operations. In May 2002, we repurchased 2.3 million shares of our Class A common stock from NBC for $27.7 million.

        As of July 10, 2002, we believe that funding for the XFL has essentially been completed. Cumulatively, through July 10, 2002, we funded a total of approximately $57.6 million ($32.0 million, net of applicable tax benefits).

Fiscal Year Ended April 30, 2001 compared to Fiscal Year Ended April 30, 2000

        Net Revenues.    Net revenues were $456.0 million in fiscal 2001 as compared to $379.3 million in fiscal 2000, an increase of $76.7 million, or 20%. Of this increase, $70.2 million was from our live and televised entertainment activities and $6.5 million was from our branded merchandise activities.

        Live and Televised Entertainment.    Net revenues were $335.7 million in fiscal 2001 as compared to $265.5 million in fiscal 2000, an increase of $70.2 million, or 26%. Revenues from our domestic and international television rights fees increased by $23.1 million, which reflected our new agreement with Viacom which commenced in October 2000 and new and renewed agreements in Canada, Japan and various other countries. Pay-per-view revenues increased by $21.8 million in fiscal 2001, which resulted substantially from a 1.1 million increase in domestic pay-per-view buys to approximately 8.0 million for fiscal 2001, from approximately 6.9 million in fiscal 2000. We recorded 1.2 million prior year buys and 0.8 million prior year buys for fiscal 2001 and fiscal 2000, respectively. Revenues from TV advertising time and sponsorships increased by $12.3 million in fiscal 2001 as a result of the full year impact of SmackDown! on UPN. Attendance at our live events was approximately 2.5 million in each of the past two fiscal years. Revenues from our live events increased by $13.0 million in fiscal 2001 as compared to fiscal 2000 due to an increase in average ticket prices.

        Branded Merchandise.    Net revenues were $120.3 million in fiscal 2001 as compared to $113.8 million in fiscal 2000, an increase of $6.5 million, or 6%. In May 2000, we purchased The World, which generated net revenues of $16.6 million in its first year of operations. Publishing revenues increased by $2.2 million due to price increases in certain of our magazines and an increase in unit sales of our special edition magazines. Revenues from our new media and merchandise businesses increased by $1.4 million and $0.5 million, respectively, due to increased sales of our merchandise through our WWEShopzone.com website and from an increase in average sales per capita. Licensing revenues decreased by $7.6 million primarily due to reduced royalties generated in the toy category. Home video revenues decreased by $7.8 million. Home video units decreased by approximately 1.1 million from fiscal 2000.

        Cost of Revenues.    Cost of revenues was $259.0 million in fiscal 2001 as compared to $221.0 million in fiscal 2000, an increase of $38.0 million, or 17%. Of this increase, $30.0 million was from our live and televised entertainment activities and $8.0 million was from our branded merchandise activities. Gross profit as a percentage of net revenues was 43% in fiscal 2001 as compared to 42% in fiscal 2000.

        Live and Televised Entertainment.    The cost of revenues to create and distribute our live and televised entertainment was $187.7 million in fiscal 2001 as compared to $157.7 million in fiscal 2000, an increase of $30.0 million, or 19%. Of the $30.0 million increase, $13.0 million was due to increased television production costs resulting in part from the full year impact of SmackDown! and from Sunday Night Heat, which began broadcasting live from The World in October 2000. Our television costs included, among other things, production costs, staff related expenses and freelance crews. Minimum advertising guarantees increased by $5.3 million due substantially to our contract with UPN. In addition, $2.5 million was due to an increase in fees paid to our performers and $3.5 million was due to increased travel costs due primarily to our leased corporate jet. Additionally, $1.7 million was due to an increase in arena rental charges which were directly related to our increased event revenues. Gross profit as a percentage of net revenues was 44% for fiscal 2001 as compared to 41% for fiscal 2000. The gross profit percentage increase of 3% was due to our increased rights fees due to our new deal with Viacom, guest performer costs which were incurred only in fiscal 2000 and the additional number of prior year pay-per-view buys for which the associated costs have been substantially absorbed in the prior year, partially offset by higher television costs.

        Branded Merchandise.    The cost of revenues to market and promote our branded merchandise was $71.3 million in fiscal 2001 as compared to $63.3 million in fiscal 2000, an increase of $8.0 million, or 13%. Of this $8.0 million increase in cost of revenues, $9.1 million was due to the cost of revenues associated with our first year of operations of The World. During fiscal 2001, we continued to build the infrastucture of our new media business and as a result, technical and content staff related expenses accounted for the majority of the $5.1 million increase in this business. Additionally, talent royalties and paper, printing and engraving costs accounted for a majority of the $1.6 million increase in merchandise and $1.3 million increase in publishing, respectively. These increases were offset partially by decreases in the cost of revenues from our licensing and home video businesses of $7.3 million and $2.5 million, respectively, due to decreased revenues in both of these businesses. Gross profit as a percentage of net revenues was 41% for fiscal 2001 as compared to 44% in fiscal 2000, due to the change in the overall mix of products.

        Stock Option and Other Non-Cash Charges.    In accordance with the provisions set forth in the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we recorded a third quarter fiscal 2001 non-cash charge of approximately $0.8 million ($0.5 million, net of taxes) relating to the granting of stock options to certain performers who are independent contractors. In fiscal 2000, we recorded a non-cash charge of approximately $6.0 million ($3.7 million, net of taxes) relating to the granting of stock options to performers who are independent contractors in conjunction with our October 1999 initial public offering. Additionally, in April 2000, we entered into a non-forfeitable agreement with Viacom whereby Viacom acquired approximately 2.3 million newly issued shares of our Class A common stock at $13 per share, which resulted in a fourth quarter fiscal 2000 non-cash charge of $9.3 milllion ($5.7 million, net of taxes).

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding a $7.0 million settlement of an outstanding lawsuit, were $97.1 million in fiscal 2001 as compared to $71.1 million in fiscal 2000, an increase of $26.0 million, or 37%. Fiscal 2001 was our first year of operations for The World. SG&A associated with this business was $7.6 million. In fiscal 2001, we continued to develop our infrastructure to support our rapid growth and as a result, we increased the number of employees from the year ago period, all of which accounted for a $7.4 million increase in staff related and travel and entertainment expenses. During fiscal 2001, we instituted a number of new marketing initiatives which accounted for a majority of our increase in consulting fees of $3.6 million. To further develop our talent we increased the number of developmental camps at an increased cost of $1.1 million. We incurred increased professional fees of $1.8 million primarily related to litigation. Selling, general and administrative expenses as a percentage of net revenues was 23% for fiscal 2001 as compared to 19% for fiscal 2000.

        Depreciation and Amortization.    Depreciation and amortization expense was $7.2 million in fiscal 2001 as compared to $2.5 million in fiscal 2000. The increase of $4.7 million reflects the increased spending on capital projects, a write-off of certain fixed assets and depreciation associated with fixed assets of The World.

        Interest Expense.    Interest expense was $0.9 million in fiscal 2001 as compared to $2.2 million in fiscal 2000. The decrease of $1.3 million was primarily due to the paydown in full as of April 30, 2000 of a $32.0 million note that we issued to our former sole stockholder. This note, issued on June 30, 1999, was unsecured and accrued interest at 5%.

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

        Discontinued Operations.    The loss from discontinued operations of the XFL for fiscal 2001 was $46.9 million, net of minority interest and income taxes, as compared to a loss of $0.7 million in fiscal 2000. Included in this net loss was a loss from operations of $31.3 million and an estimated loss on the shutdown of $15.6 million. The estimated shutdown costs consist primarily of staff, lease and labor obligations, write-offs of certain fixed assets and accounts receivable and inventory write downs. On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of our Class A common stock at $13 per share for a total investment of $30.0 million. As a result of the stock purchase, we recorded a non-cash charge of $10.7 million, which was being amortized over 30 months. Amortization of $3.7 million during fiscal 2001 was reflected in Discontinued Operations. As a result of our decision to discontinue operations of the XFL, we wrote off the remaining unamortized asset of $7.0 million which was also reflected in Discontinued Operations.

Liquidity and Capital Resources

        During fiscal 2002, our cash and cash equivalents and short-term investment balances increased by $54.4 million to $294.1 million.

        Cash flows from operating activities for the fiscal years ended April 30, 2002, 2001 and 2000 were $57.5 million, $(22.7) million and $67.6 million, respectively. Cash flows provided by operating activities from continuing operations were $72.9 million in fiscal 2002 as compared to $62.7 million in fiscal 2001, an increase of $10.2 million. Working capital, consisting of current assets less current liabilities, was $287.0 million as of April 30, 2002 and $255.2 million as of April 30, 2001.

        Cash flows used in investing activities for the fiscal years ended April 30, 2002, 2001 and 2000 were $22.7 million, $141.5 million and $122.0 million, respectively. As of April 30, 2002 we had approximately $207.4 million invested primarily in short-term corporate and government obligations, which consisted primarily of AA or AAA rated instruments and mortgage backed securities, which are Agency rated instruments. The maturities of these instruments are generally for a term of three months or shorter. During fiscal 2002, we purchased property and equipment which related to the construction and fitting of the expansion to our television facility, the marquee constructed at The World, modifications to our corporate headquarters and the purchase of computer equipment. Capital expenditures for fiscal 2003 are expected to be approximately $16.0 million, which includes television equipment, computer equipment and leasehold improvements.

        In May 2000, we acquired for approximately $24.5 million our leased 46,500 square foot entertainment complex located in Times Square. In addition, through April 30, 2002 we spent approximately $16.0 million on audio/visual equipment for our television studio within the complex, the construction of a marquee which was required by the lease and other leasehold improvements. In March 2001, we acquired certain assets of the WCW brand, including trade names, tape library and other intangible assets from a subsidiary of AOL Time Warner for approximately $2.5 million. In addition, we incurred certain related costs to acquire these assets of approximately $6.6 million.

        Cash flows provided by financing activities for the fiscal years ended April 30, 2002, 2001 and 2000 were $6.8 million, $107.5 million, and $110.5 million, respectively. In August 2001 we repurchased 100,000 shares of our Class A common stock at an average price per common share of approximately $11.39, totaling approximately $1.1 million.

        In May 2002, we repurchased 2.3 million shares of our Class A common stock from NBC for $27.7 million which we had sold in fiscal 2001 for $30.0 million. Also during fiscal 2001, we sold 2.3 million shares of our Class A common stock to Viacom for $30.0 million.

        As of July 10, 2002, we believe that funding for the XFL has essentially been completed. Cumulatively, through July 10, 2002, we funded a total of approximately $57.6 million ($32.0 million, net of applicable tax benefits).

        On December 12, 1997, we entered into a mortgage loan agreement with GMAC Commercial Mortgage Corp., which was subsequently assigned to Citicorp Real Estate, Inc., under which we borrowed $12.0 million at an annual interest rate of 7.6% to be repaid in monthly installments over 15 years. This term loan is collateralized by our executive offices and television production studio, both of which are located in Stamford, Connecticut. The term loan may not be prepaid in whole or in part prior to and through January 1, 2006. Thereafter, the term loan may be prepaid in whole with the payment of a premium. As of July 10, 2002, the outstanding principal amount of the term loan was $9.7 million.

        On October 26, 2000 we entered into a lease agreement with General Electric for a 1998 Canadair Challenger 604 airplane. The term of this aircraft lease is for twelve years ending on October 30, 2012. The monthly lease payment for this aircraft lease is determined by a floating rate, which is based upon the 30-day US Commerical Paper Rate as stated by the Federal Reserve plus an additional 1.95%. The current monthly payment is approximately $120,000.

        We have entered into various other contracts under which we are required to make guaranteed payments, including:

  •
  Performer contracts providing for future minimum guaranteed payments.

  •
  Television distribution agreements with Viacom affiliates UPN, MTVand TNN that provide for the payment of the greater of a fixed percentage of the revenues from the sale of television advertising time or an annual minimum payment. Our agreement for UPN programming covers two hours of programming every week and expires in September 2003. The balance of our Viacom agreement covers five hours of programming every week and expires in September 2005.

  •
  Advertising commitments with AOL Time Warner over a three year period, commencing July 1, 2001.

  •
  Various operating leases related to our entertainment complex which is for a 17 1/2 year term commencing in May 2000, and for our sales offices and warehouse space.

  •
  Employment contract with Vincent K. McMahon, which is for a seven-year term commencing in October 1999 and in addition, a talent contract which is co-terminous with his employment contract.

  •
  Employment contract with Linda E. McMahon, which is for a four-year term commencing in October 1999.

  •
  Employment contract with an executive of the Company, which is for a three-year term commencing in May 2002.

        Our aggregate minimum payment obligations under these contracts as of April 30, 2002 was as follows:

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	($ in millions)
Long-term Debt	$0.6	$1.3	$1.6	$6.4	$9.9
Operating Leases	5.2	10.2	9.3	32.0	56.7
Television Programming Agreements	22.6	18.6	2.4	—	43.6
Other Commitments	32.0	35.9	7.4	1.8	77.1

Total	$60.4	$66.0	$20.7	$40.2	$187.3

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

Seasonality

        Our operating results are not materially affected by seasonal factors; however, because we operate on a fiscal calendar, the number of pay-per-view events recorded in a given quarter may vary. In addition, revenues from our licensing and direct sale of consumer products, including through our catalogs, monthly magazines and Internet sites, may vary from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuation in quarterly revenues and earnings.

Inflation

        During the past three fiscal years, inflation has not had a material effect on our business.

Application of Critical Accounting Policies

        Our significant accounting policies are summarized in Note 2 to our Consolidated Financial Statements. We identify here certain policies which require significant judgments or estimates.

  Revenue Recognition

        Live and Televised Entertainment:

        Revenues from live events are recorded when earned, specifically upon the occurrence of the related event. We generally receive settlement reports and the related cash from each venue within one week from the date our live event took place. Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. A substantial amount of the cash proceeds for an event are received from the cable and satellite distributors within 120 days of the airing of the event. Final reconciliation of the pay-per-view buys occurs within one year and any remaining adjustments to the buys are recognized on a cash basis. In period buys for current year events and prior year events are separately disclosed in this Management's Discussion and Analysis. Revenues from the sale of advertising are recorded when the commercial airs within our programming based upon the contractual rates previously established with our advertisers. Reserves are recorded to reflect the difference in intended delivery (as contracted) and actual delivery of audiences.

        Branded Merchandise:

        Licensing revenues are recognized generally upon receipt of notice by the individual licensee as to license fees due. In the event we receive licensing advances, such payments are recognized as income on an as earned basis. Sales of merchandise are recorded upon sale at venues or when shipped to customers. Home video revenues are recorded when shipped by our distributor to wholesalers / retailers, net of an allowance for estimated returns. Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers / retailers, net of an allowance for estimated returns. Consistent with the home video and publishing newsstand industries, we estimate the allowance for returns based upon our review of historical returns rates and expected future performance. Subscription revenues are initially deferred and earned pro-rata over the related subscription periods. Revenues from The World entertainment complex are recorded at the time service is performed.

  Accounts Receivable

        Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers.

  Inventories

        We value our inventory at the lower of cost or market, with cost determined under the first-in first-out method and market based upon net realizable value. The valuation of our inventories requires management to make market estimates. Substantially all of our inventory is comprised of finished goods. For these finished goods, we must assess the quantities and the prices at which we believe the inventory can be sold.

Initial Adoption of Accounting Policies

  Derivative Instruments

        We received warrants from three publicly traded companies with whom we have licensing agreements. We recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In the first quarter of fiscal 2002, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as a result, recorded an increase to income from continuing operations of $1.5 million, net of taxes. Subsequent to our adoption of SFAS No. 133, we recorded a $1.4 million gain based on the revaluation of these derivatives. As of April 30, 2002, the fair value of our remaining warrants was less than $0.1 million.

  Goodwill & Other Intangible Assets

        In July 2001, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, however early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not yet been issued previously. We elected to early adopt SFAS No. 142 as of May 1, 2001. As required by SFAS No. 142, we performed an impairment test on intangible assets as of the adoption date and on goodwill within six months from the date of adoption. We completed this transitional impairment test and deemed that no impairment loss existed. Any subsequent impairment losses will be reflected in operating income in the Consolidated Statement of Income. With the adoption of SFAS No. 142, we ceased amortization of goodwill and intangible assets with a book value of $2.5 million and $4.2 million, respectively as of May 1, 2001. As of April 30, 2002, we had goodwill and intangible assets with a net book value of $2.5 million and $9.1 million, respectively. Had amortization of goodwill and intangible assets not been recorded for the year ended April 30, 2001, net income would have increased by $0.2 million, net of taxes, with no impact on earnings per share. We will continue to perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired.

Recent Pronouncements

        In August 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was released. This statement, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for Impairment or Disposal of Long-Lived Assets" was released. This statement, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 and SFAS No. 144 are currently not expected to have a material impact on our results of operations or financial position.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Annual Report, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our story lines and the popularity of our brand of entertainment; (iii) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and story lines; (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, and in this regard our primary distribution agreement with Viacom runs until Fall 2003 for its UPN network and Fall 2005 for its MTV and TNN networks; (v) we may not be able to compete effectively with companies providing other forms of entertainment and programming, and many of these competitors have greater financial resources than we; (vi) we may not be able to protect our intellectual property rights which could negatively impact our ability to compete in the sports entertainment market; (vii) general economic conditions or a change in the popularity of our brand of sports entertainment could adversely impact our business; (viii) risks associated with producing live events, both domestically and internationally, including without limitation risks that our insurance may not cover liabilities resulting from accidents or injuries and that we may be prohibited from promoting and conducting live events if we do not comply with applicable regulations; (ix) uncertainties associated with international markets; (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably; (xi) any new or complementary businesses into which we may expand in the future could adversely affect our existing businesses; (xii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can exercise significant influence over our affairs, and his interests could conflict with the holders of our Class A common stock; and (xiii) a substantial number of shares will be eligible for future sale by our current majority stockholder, and the sale of those shares could lower our stock price. The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not Applicable.

PART III

        The information required by Part III (Items 10-13) is incorporated herein by reference to the captions "Election of Directors", "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2002 Annual Meeting of Stockholders.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:

1.
Financial Statements and Schedule: See index to Financial Statements on page F-1 of this Report.

2.
Exhibits:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of World Wrestling Federation Entertainment, Inc. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).
3.1A	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-8, filed July 15, 2002).
3.2	Amended and Restated By-laws of World Wrestling Federation Entertainment, Inc. (Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-84327)).
3.2A	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 4.2(a) to our Registration Statement on Form S-8, filed July 15, 2002).
10.1	Form of 1999 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (No. 333-84327)).*
10.2	10.3 Employment Agreement with Vincent K. McMahon dated October 14, 1999 (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (No. 333-84327)).*
10.2A	Amendment dated as of May 1, 2002, to Employment Agreement with Vincent K. McMahon (filed herewith).*
10.3	Booking Contract with Vincent K. McMahon, dated February 15, 2000 (Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*
10.3A	Amendment dated July 3, 2001 to Booking Contract with Vincent K. McMahon (incorporated by reference to Exhibit 10.3A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2001).*
10.4	Employment Agreement with Linda E. McMahon dated October 14, 1999 (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (No. 333-84327)).*
10.5	Booking Contract with Linda E. McMahon, dated February 15, 2000 (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*
10.6	World Wrestling Entertainment Employee Stock Purchase Plan (filed herewith).*

10.7	License Agreement with inDemand, formerly known as Viewer's Choice L.L.C., dated as of January 20, 1999 (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (No. 333-84327)). (1)
10.8	License Agreement with United Paramount Network, dated as of August 26, 1999 (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (No. 333-84327)). (2)
10.9	Registration Rights Agreement, dated July 28, 2000, by and between Viacom Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).
10.10	Registration Rights Agreement, dated August 30, 2001, by and between Invemed Catalyst Fund, L.P. and World Wrestling Entertainment, Inc. (filed herewith).
10.11	Open End Mortgage Deed, Assignment of Rents and Security Agreement between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (No. 333-84327)).
10.12	Promissory Note issued by TSI Realty Company to GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (No. 333-84327)).
10.13	Environmental Indemnity Agreement among TSI Realty Company, Titan Sports Inc. and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (No. 333-84327)).
10.14	Assignment of Leases and Rents between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (No. 333-84327)).
10.15	Form of Tax Indemnification Agreement among World Wrestling Federation Entertainment, Inc., Stephanie Music Publishing, Inc., Vincent K. McMahon and the Vincent K. McMahon Irrevocable Deed of Trust, dated as of June 30, 1999 (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (No. 333-84327)).
10.16	Agreement between WWF-World Wide Fund for Nature and Titan Sports, Inc. dated January 20, 1994 (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-84327)).
21.1	List of Significant Subsidiaries ((Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1 (No.333-84327).
23.1	Consent of Deloitte & Touche LLP (filed herewith).

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

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC. (Registrant)
Dated: July 26, 2002	By:	/s/ AUGUST J. LIGUORI August J. Liguori Executive Vice President, Chief Financial Officer and Treasurer
Dated: July 26, 2002	By:	/s/ FRANK G. SERPE Frank G. Serpe Senior Vice President, Finance and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date

/s/ VINCENT K. MCMAHON Vincent K. McMahon	Chairman of the Board of Directors	July 26, 2002
/s/ LINDA E. MCMAHON Linda E. McMahon	Chief Executive Officer and Director	July 26, 2002
/s/ LOWELL P. WEICKER JR. Lowell P. Weicker Jr.	Director	July 26, 2002
/s/ DAVID KENIN David Kenin	Director	July 26, 2002
/s/ JOSEPH PERKINS Joseph Perkins	Director	July 26, 2002
/s/ MICHAEL B. SOLOMON Michael B. Solomon	Director	July 26, 2002
/s/ AUGUST J. LIGUORI August J. Liguori	Executive Vice President, Chief Financial Officer, Treasurer and Director	July 26, 2002

WORLD WRESTLING ENTERTAINMENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of World Wrestling Entertainment, Inc.:

        We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. (the "Company") as of April 30, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a)1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2002 and 2001 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte and Touche LLP
Stamford, Connecticut
June 19, 2002
(July 2, 2002 as to Note 20)

World Wrestling Entertainment, Inc.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	As of April 30,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,659	$45,040
Short-term investments	207,407	194,631
Accounts receivable (less allowance for doubtful accounts of $2,890 and $1,868 as of April 30, 2002 and 2001, respectively)	63,835	72,337
Inventory, net	1,851	4,918
Prepaid expenses and other current assets	15,935	23,581

Total current assets	375,687	340,507
PROPERTY AND EQUIPMENT—NET	91,759	83,521
GOODWILL AND OTHER INTANGIBLE ASSETS, NET	11,588	6,688
OTHER ASSETS	8,407	12,376

TOTAL ASSETS	$487,441	$443,092

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$601	$556
Accounts payable	21,565	19,490
Accrued expenses and other liabilities	42,511	38,944
Deferred income	23,414	14,506
Net liabilities of discontinued operations	610	11,834

Total current liabilities	88,701	85,330
LONG-TERM DEBT	9,302	9,903
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 18,184,177 and 16,265,384 shares issued as of April 30, 2002 and 2001, respectively)	181	162
Class B common stock: ($.01 par value; 60,000,000 shares authorized; 54,780,207 and 56,667,000 shares issued as of April 30, 2002 and 2001, respectively)	548	567
Treasury stock (100,000 shares)	(1,139)	—
Additional paid-in capital	296,938	296,525
Accumulated other comprehensive loss	(525)	(597)
Retained earnings	93,435	51,202

Total stockholders' equity	389,438	347,859

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$487,441	$443,092

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Fiscal year ended April 30,
	2002	2001	2000
Net revenues	$425,026	$456,043	$379,310
Cost of revenues (excluding performer stock option charges of $760 and $6,020 for fiscal 2001 and 2000, respectively)	260,218	259,000	220,980
Stock option and other non-cash charges	—	760	15,330
Selling, general and administrative expenses	109,571	104,122	71,095
Depreciation and amortization	13,113	7,180	2,544

Operating income	42,124	84,981	69,361
Interest expense	784	856	2,155
Interest and other income, net	18,202	15,916	7,571

Income from continuing operations before income taxes	59,542	100,041	74,777
Provision for income taxes	21,947	37,144	15,200

Income from continuing operations	37,595	62,897	59,577

Discontinued Operations:
Loss from XFL operations, net of taxes of $17,679 and $410 for fiscal 2001 and 2000, respectively and minority interest	—	(31,293)	(669)
Estimated income (loss) on shutdown of the XFL, net of taxes of $2,917 and $5,265 for fiscal 2002 and 2001, respectively and minority interest	4,638	(15,617)	—

Income (loss) from discontinued operations	4,638	(46,910)	(669)

Net income	$42,233	$15,987	$58,908

Earnings from continuing operations per common share:
basic and diluted	$0.52	$0.87	$0.95

Discontinued Operations — basic and diluted:
Loss from XFL operations per common share	—	(0.43)	(0.01)
Estimated income (loss) on shutdown per common share	0.06	(0.22)	—

Income (loss) from discontinued operations per common share	0.06	(0.65)	(0.01)

Earnings per common share: basic and diluted	$0.58	$0.22	$0.94

Unaudited Pro Forma Information:
Historical income from continuing operations before income taxes			$74,777
Pro forma adjustment other than income taxes			427

Pro forma income from continuing operations before income taxes			74,350
Pro forma provision for income taxes			29,132

Pro forma income from continuing operations			$45,218

Pro forma earnings from continuing operations per common share:
basic and diluted			$0.72

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars and shares in thousands)

	Common Stock				Accumulated Other Comprehensive Income (loss)
			Treasury Stock	Additional Paid-in Capital		Retained Earnings
	Shares	Amount					Total
Balance, May 1, 1999	56,667	$567	$—	$1	$(87)	$71,779	$72,260
Comprehensive Income:
Net income		—	—	—	—	58,908	58,908
Translation adjustment		—	—	—	(2)	—	(2)
Unrealized holding gain, net of tax		—	—	—	194	—	194

Total comprehensive income							59,100
Net proceeds from initial public offering	11,500	115	—	181,700	—	—	181,815
Stock issuance costs		—	—	(2,492)	—	—	(2,492)
Stock option and other non-cash charges		—	—	15,330	—	—	15,330
S Corporation earnings retained		—	—	27,996	—	(27,996)	—
S Corporation distributions		—	—	—	—	(67,476)	(67,476)

Balance, April 30, 2000	68,167	682	—	222,535	105	35,215	258,537
Comprehensive income:
Net income		—	—	—	—	15,987	15,987
Translation adjustment		—	—	—	(175)	—	(175)
Unrealized holding loss, net of tax		—	—	—	(527)	—	(527)

Total comprehensive income							15,285
Issuance of common stock	4,615	46	—	59,954	—	—	60,000
Stock issuance costs		—	—	(534)	—	—	(534)
Non-cash stock issuance charge		—	—	10,673	—	—	10,673
Stock option charges		—	—	1,092	—	—	1,092
Exercise of stock options	150	1	—	2,549	—	—	2,550
Tax benefit from exercise of stock options		—	—	256	—	—	256

Balance, April 30, 2001	72,932	729	—	296,525	(597)	51,202	347,859
Comprehensive income:
Net income		—	—	—	—	42,233	42,233
Translation adjustment		—	—	—	37	—	37
Unrealized holding gain, net of tax		—	—	—	35	—	35

Total comprehensive income							42,305
Purchase of treasury stock	(100)	—	(1,139)	—	—	—	(1,139)
Exercise of stock options	32	—	—	413	—	—	413

Balance, April 30, 2002	72,864	$729	$(1,139)	$296,938	$(525)	$93,435	$389,438

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended April 30,
	2002	2001	2000
OPERATING ACTIVITIES:
Net income	$42,233	$15,987	$58,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(4,638)	46,910	669
Gain on sale of property in Las Vegas	—	(1,249)	—
Gain on sale of stock	(6,757)	—	—
Cumulative effect of change in accounting principle, net of tax	(1,487)	—	—
Revaluation of warrants, net	1,470	—	—
Depreciation and amortization	13,113	7,180	2,544
Amortization of deferred income	(1,270)	(407)	—
Provision for doubtful accounts	1,057	1,239	113
Provision for inventory obsolescence	3,886	803	1,174
Stock option and other non-cash charges	—	760	15,330
Provision for deferred income taxes	(1,893)	2,235	(6,892)
Changes in assets and liabilities (net of acquisitions)
Accounts receivable	7,374	(13,128)	(23,027)
Inventory	(818)	(2,484)	(987)
Prepaid expenses and other assets	5,646	(3,109)	(1,553)
Accounts payable	2,076	1,086	4,744
Accrued expenses and other liabilities	2,687	7,350	16,538
Deferred income	10,179	(454)	1,128

Net cash provided by continuing operations	72,858	62,719	68,689
Net cash used in discontinued operations	(15,323)	(85,460)	(1,079)

Net cash provided by (used in) operating activities	57,535	(22,741)	67,610

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,280)	(27,593)	(15,068)
Acquisitions, net of cash acquired	(4,900)	(28,655)	—
Purchase of short-term investments, net	(13,070)	(87,794)	(106,964)
Net proceeds from exercise and sale of warrants	12,914	—	—
Net proceeds from the sale of property in Las Vegas	—	11,305	—

Net cash used in continuing operations	(24,336)	(132,737)	(122,032)
Net cash provided by (used in) discontinued operations	1,602	(8,734)	—

Net cash used in investing operations	(22,734)	(141,471)	(122,032)

FINANCING ACTIVITIES:
Repayments of long-term debt	(556)	(959)	(1,373)
S Corporation distributions	—	—	(67,476)
Net proceeds from initial public offering	—	—	181,815
Proceeds from issuance of Class A common stock	—	60,000	—
Repurchase of Class A common stock	(1,139)	—	—
Proceeds from exercise of stock options	413	2,551	—
Stock issuance costs	—	(534)	(2,492)

Net cash (used in) provided by continuing operations	(1,282)	61,058	110,474
Net cash provided by discontinued operations	8,100	46,415	—

Net cash provided by financing activities	6,818	107,473	110,474

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,619	(56,739)	56,052
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,040	101,779	45,727

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,659	$45,040	$101,779

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$7,741	$33,646	$19,697
Cash paid during the period for interest	$783	$855	$2,153
SUPPLEMENTAL NON-CASH INFORMATION:
Receipt of warrants (Note 17)	$—	$2,884	$7

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

1.    Basis of Presentation and Business Description

        The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., (formerly known as World Wrestling Federation Entertainment, Inc.) and its wholly owned subsidiaries, TSI Realty Company, LLC, World Wrestling Entertainment Canada, Inc. (formerly known as World Wrestling Federation Entertainment Canada, Inc.), World Wrestling Entertainment (International) Limited, Stephanie Music Publishing, Inc., WCW, Inc., Event Services, Inc., The World Entertainment, Inc. (formerly known as WWF New York Inc.), WWF Hotel & Casino Ventures, LLC, and WWFE Sports, Inc. and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company"). WWFE Sports, Inc. owns 50% and has operating control of XFL, LLC, a professional football league, which was a venture with National Broadcasting Company ("NBC"). In early May 2001, the Company formalized its decision to discontinue operations of the XFL and accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations as of April 30, 2002, 2001 and 2000.

        All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

        The Company is an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring its World Wrestling Entertainment brand of entertainment. The Company's continuing operations are organized around two principal activities:

  •
  Live and televised entertainment, which consists of live events, television programming and pay-per-view programming.  Revenues consist principally of attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

  •
  Branded merchandise, which consists of licensing and direct sale of merchandise.  Revenues include sales of consumer products through third party licensees and direct marketing and sales of merchandise, magazines and home videos. Revenues also include those generated from The World entertainment complex located in New York City.

        The Company's discontinued operations consisted of revenues from the XFL, including attendance at live events, sale of television advertising time and sales of consumer products.

2.    Summary of Significant Accounting Policies

        Cash and Cash Equivalents—Cash and cash equivalents include cash on deposit in overnight deposit accounts, certificates of deposit with original maturities of three months or less and investments in money market accounts.

        Short-term Investments—The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of the United States government and federal agencies securities, corporate commercial paper, corporate bonds and mortgage backed securities which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. As of April 30, 2002 and 2001, the fair value of the Company's short-term investments were approximately $518 and $217, respectively, lower than cost. The Company recorded unrealized losses of $163, net of taxes and $134, net of taxes for the fiscal years ended April 30, 2002 and 2001, respectively, which was included in accumulated other comprehensive loss. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

        Accounts Receivable—Accounts receivable relate principally to amounts due the Company from pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively and balances due from the sale of television advertising, videotapes and DVD's and magazines. The Company's receivables represent a significant portion of its current assets. The Company is required to estimate the collectibility of its receivables and to establish allowances for the amount of receivables that it estimates to be uncollectible. The Company bases these allowances on its historical collection experience, the length of time its receivables are outstanding and the financial condition of individual customers.

        Inventory—Inventory consists of merchandise sold on a direct sales basis, and videotapes and DVD's, which are sold through wholesale distributors and retailers. Inventory is stated at the lower of cost (first-in, first-out basis) or market. The valuation of the Company's inventories requires management to make market estimates. Substantially all of its inventory is comprised of finished goods. For these finished goods, the Company must assess the quantities and the prices at which it believes the inventory can be sold.

        Property and Equipment—Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are amortized over the lesser of the remaining useful life of the buildings or the anticipated life of improvements.

        Income Taxes—The Company accounts for income taxes in accordance with the provisions of SFAS 109, "Accounting For Income Taxes." Concurrent with the closing of the initial public offering on October 19, 1999 (the "Offering"), the Company terminated its S Corporation election and thereafter has been subject to federal, state and foreign income taxes. See Note 3 regarding pro forma income taxes assuming that the Company had been a C Corporation for the period prior to the Offering. Other than World Wrestling Entertainment Canada, Inc., prior to the termination of its S Corporation status, federal taxable income attributable to the operations of the Company was included in the federal taxable income of the individual stockholder. The deferred state and foreign tax provision was determined under the asset and liability method. Under this method, deferred assets and liabilities are recognized based on differences between financial statement and income tax basis of assets and liabilities using presently enacted tax rates. Concurrent with the termination of the Company's S Corporation election, all deferred taxes were revalued using a combined federal and state tax rate.

Revenue Recognition

Live and Televised Entertainment:

        Revenues from live events are recorded when earned, specifically upon the occurrence of the related event. The Company generally receives settlement reports and the related cash from each venue within one week from the date its live events took place. Revenues from the Company's pay-per-view programming are recorded when the event is aired and are based upon its initial estimate of the number of buys achieved. A substantial amount of the cash proceeds for an event are received from the cable and satellite distributors within 120 days of the airing of the event. Final reconciliation of the pay-per-view buys occurs within one year and any remaining adjustments to the buys are recognized on a cash basis. Revenues from the sale of advertising are recorded when the commercial airs within its programming based upon the contractual rates previously established with its advertisers. Reserves are recorded to reflect the difference in intended delivery (as contracted) and actual delivery of audiences.

Branded Merchandise:

        Licensing revenues are recognized generally upon receipt of notice by the individual licensee as to license fees due. In the event the Company receives licensing advances, such payments are recognized as income on an as earned basis. Sales of merchandise are recorded upon sale at venues or when shipped to customers. Home video revenues are recorded when shipped by its distributor to wholesalers / retailers, net of an allowance for estimated returns. Publishing newsstand revenues are recorded when shipped by its distributor to wholesalers / retailers, net of an allowance for estimated returns. Consistent with the home video and publishing newsstand industries, the Company estimates the allowance for returns based upon its review of historical returns rates and expected future performance. Subscription revenues are initially deferred and earned pro-rata over the related subscription periods. Revenues from The World entertainment complex are recorded at the time service is performed.

        Advertising Expense—Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented.

        Foreign Currency Translation—For translation of the financial statements of its Canadian and United Kingdom subsidiaries, the Company has determined that the Canadian Dollar and the U.K. Pound are the functional currencies. Assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustments are recorded in accumulated other comprehensive loss, a component of stockholders' equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Valuation of Long-Lived Assets—The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when indicators of impairment are present and undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

        Stock-Based Compensation—The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. (See Note 13). The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No 25, "Accounting for Stock Issued to Employees," and related Interpretations.

        Derivative Instruments—The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. In the first quarter of fiscal 2002, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and as a result, recorded an increase to income from continuing operations of $1,487, net of taxes, the amount of which the Company believes to be not material. Subsequent to its initial adoption of SFAS No. 133, the Company recorded a $1,414 increase to income from continuing operations based on the revaluation of these derivatives.

        Goodwill & Other Intangible Assets—In July 2001, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, however early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not yet been issued previously. The Company elected to early adopt SFAS No. 142 as of May 1, 2001. As required by SFAS No. 142, the Company performed an impairment test on intangible assets as of the adoption date and on goodwill within six months from the date of adoption. The Company completed this transitional impairment test and deemed that no impairment loss existed. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of income. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and intangible assets with a book value of $2,533 and $4,155, respectively as of May 1, 2001. As of April 30, 2002, the Company had goodwill and intangible assets with a net book value of $2,533 and $9,055, respectively. Had amortization of goodwill and intangible assets not been recorded for the year ended April 30, 2001, net income would have increased by $231, net of taxes, with no impact on earnings per share. The Company will continue to perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired.

        Recent Accounting Pronouncements—In August 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was released. This statement, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" was released. This statement, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 and SFAS No. 144 are currently not expected to have a material impact on the Company's results of operations or financial position.

3.    Unaudited Pro Forma Information

        The unaudited pro forma consolidated statements of income information presents the pro forma effects on the historical consolidated statements of income from continuing operations for the fiscal year ended April 30, 2000 of $427 for additional compensation to the chairman of the board of directors and to the chief executive officer pursuant to employment agreements that became effective July 1, 1999. Additionally, it presents income taxes of $29,132 for the fiscal year ended April 30, 2000 to give pro forma effect due to the change in the Company's tax status from a Subchapter S Corporation to a Subchapter C Corporation, representing an overall effective tax rate of 39.2% for fiscal 2000.

4.    Earnings Per Share

        For the year ended April 30, 2002, for the purpose of calculating earnings per share—basic, the weighted average number of common shares outstanding was 72,861,797 and for the purpose of calculating earnings per share—diluted, the weighted average number of common shares outstanding, including dilutive securities, was 72,865,624 which includes 3,827 shares representing the dilutive effect of outstanding options.

        For the year ended April 30, 2001, for the purpose of calculating earnings per share—basic, the weighted average number of common shares outstanding was 72,025,222 and for the purpose of calculating earnings per share—diluted, the weighted average number of common shares outstanding, including dilutive securities, was 72,216,870 which includes 191,648 shares representing the dilutive effect of outstanding options.

        For the year ended April 30, 2000, for the purpose of calculating earnings per share—basic, the weighted average number of common shares outstanding was 62,806,726 and for the purpose of calculating earnings per share—diluted, the weighted average number of common shares outstanding, including dilutive securities, was 62,830,279 which includes 23,553 shares representing the dilutive effect of outstanding options.

        Excluded from the calculation of weighted average shares outstanding for dilutive earnings per share purposes were outstanding options of 5,306,750; 5,454,500 and 5,340,250 for the fiscal years ended April 30, 2002, 2001 and 2000, respectively, because the impact would have been anti-dilutive.

5.    Investments

        Short-term investments consisted of the following as of April 30, 2002 and 2001:

	April 30, 2002
	Cost	Unrealized Holding Loss	Fair Value
Government obligations	$26,725	$—	$26,725
Corporate obligations and other	129,763	(518)	129,245
Mortgage backed securities	51,437	—	51,437

Total	$207,925	$(518)	$207,407

	April 30, 2001
	Cost	Unrealized Holding Loss	Fair Value
Government obligations	$30,350	$—	$30,350
Corporate obligations and other	129,552	(217)	129,335
Mortgage backed securities	34,946	—	34,946

Total	$194,848	$(217)	$194,631

        In addition to the short-term investments included above, the Company received warrants from four publicly traded companies with whom it has either licensing or television agreements. The estimated fair value of the warrants relating to these contracts on the date of receipt aggregated approximately $5,237. In connection with the adoption of SFAS 133, in fiscal 2002, the Company recorded a cumulative effect adjustment of $1,487, net of taxes. Subsequent to the adoption, the Company recorded a $1,414 increase to income from continuing operations based on the revaluation of these warrants. Theses warrants were then exercised and the related stock was sold, generating a net gain of $6,757. Additionally, the Company wrote-down the carrying value of certain of its other warrants deemed permanently impaired to zero, resulting in a charge of $2,883. Each of the charges noted above were recorded in Interest and other income, net for the fiscal year ended April 30, 2002. The carrying amount of the outstanding warrants was $7 and $4,834 and was included in other assets in the Consolidated Balance Sheets as of April 30, 2002 and 2001, respectively.

6.    Assets Held for Sale

        The Company sold its property located in Las Vegas, Nevada on December 22, 2000. As a result of the sale, the Company received net proceeds of $11,305 and recognized a gain of $1,249, which was included in Interest and other income, net for the fiscal year ended April 30, 2001.

7.    Acquisitions

        On May 3, 2000, the Company acquired for $24,500 its leased 46,500 square foot entertainment complex located in Times Square. The Company accounted for this transaction as a purchase. The allocation of the purchase price included approximately $21,200 in fixed assets, $1,300 in current assets and $900 in liabilities. Goodwill arising as a result of this transaction amounted to approximately $2,900 and is included in other assets in the Consolidated Balance Sheet. In accordance with SFAS No. 142, the Company ceased amortization of goodwill as of May 1, 2002. Included in depreciation and amortization expense for the fiscal year ended April 30, 2001 was $372 of goodwill amortization.

        In March 2001, the Company acquired substantially all of the intellectual properties and certain other assets of World Championship Wrestling (the "WCW"), including trade names, tape library and other intangible assets from a subsidiary of AOL Time Warner for $2,500. In addition, the Company incurred certain related costs to acquire these assets of approximately $6,600. The Company has classified these costs as non-current assets in its Consolidated Balance Sheet.

8.    Property and Equipment

        Property and equipment consisted of the following as of:

	April 30,
	2002	2001
Land, buildings and improvements	$83,047	$68,973
Equipment	43,747	45,655
Vehicles	769	673

	127,563	115,301
Less accumulated depreciation and amortization	35,804	31,780

Total	$91,759	$83,521

        Depreciation and amortization expense included in continuing operations was $11,043, $6,808 and $2,544 for the fiscal years ended April 30, 2002, 2001 and 2000, respectively. Additionally, included in discontinued operations was depreciation expense related to the XFL of $7,334 for the fiscal year ended April 30, 2001, which included the write-off of certain fixed assets of $6,201.

9.    Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following as of:

	April 30,
	2002	2001
Accrued pay-per-view event costs	$6,047	$7,802
Accrued talent royalties	2,094	718
Accrued payroll related costs	2,116	7,666
Accrued television costs	13,076	12,619
Accrued other	19,178	10,139

Total	$42,511	$38,944

10.  Debt

        Debt as of April 30, 2002 and 2001 consisted of the following:

	2002	2001
GMAC Commercial Mortgage Corporation	$9,903	$10,459
Less current portion	601	556

Long-term debt	$9,302	$9,903

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

        Interest expense was $784, $856 and $2,155 for the years ended April 30, 2002, 2001 and 2000, respectively. Included in interest expense for the fiscal year ended April 30, 2000 was interest of $1,127 incurred in connection with the $32,000 note payable to the Company's then sole stockholder, which was paid in full as of April 30, 2000 (see Note 15).

        As of April 30, 2002, the scheduled principal repayments under the mortgage loan agreement described above were as follows:

Year Ending April 30,
2003	$601
2004	647
2005	701
2006	756
2007	816
Thereafter	6,382

Total	$9,903

11.  Income Taxes

        Concurrent with the Company's initial public offering in October 1999, its tax status was changed from a Subchapter S Corporation to a Subchapter C Corporation. As a Subchapter C Corporation, the Company is directly responsible for all federal, state and foreign income taxes. As a result of the change in its tax status, for the fiscal years ended April 30, 2002 and 2001, the Company was taxed on its income from continuing operations at an effective tax rate of 36.9% and 37.1%, respectively. For the fiscal year ended April 30, 2000, the Company was taxed on its income from continuing operations at an effective rate of approximately 20.3% based upon the number of days during the fiscal year that it was a Subchapter S Corporation and the number of days it was a Subchapter C Corporation. The Company's income tax provision related to its income from continuing operations for fiscal 2002, 2001 and 2000 was $21,947, $37,144 and $15,200 respectively, and included federal, state and foreign taxes. Including its loss from discontinued operations of the XFL, the Company's provision for income taxes was $19,030, $14,200 and $14,790 for the fiscal years ended April 30, 2002, 2001 and 2000, respectively. See Note 3 regarding pro forma income taxes assuming the Company had not been an S Corporation.

        The Company accounts for income taxes in accordance with the provisions of SFAS 109, "Accounting For Income Taxes." The components of the Company's tax provision from continuing operations for each of the three years in the period ended April 30, 2002 were as follows:

	April 30,
	2002	2001	2000
Current:
Federal	$19,111	$31,526	$17,036
State and local	2,928	2,983	4,783
Foreign	1,801	400	273
Deferred:
Federal	(1,648)	1,961	(5,726)
State and local	(261)	271	(1,150)
Foreign	16	3	(16)

Total	$21,947	$37,144	$15,200

        The Company's provision for income taxes from continuing operations and discontinued operations was as follows for the fiscal years ended April 30, 2002, 2001 and 2000:

	2002	2001	2000
Provision for income taxes from continuing operations	$21,947	$37,144	$15,200
Provision for income taxes from discontinued operations	(2,917)	(22,944)	(410)

Provision for income taxes	$19,030	$14,200	$14,790

        The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	April 30,
	2001	2000	2002
Statutory U.S. federal tax at 35%	$20,839	$35,014	$26,172
State and local taxes, net of federal benefit	1,734	3,034	3,236
Deferred tax benefit due to change in tax status	—	—	(2,660)
Federal benefit of S Corp	—	—	(11,976)
Foreign	136	140	93
Other	(762)	(1,044)	335

Provision for income taxes	$21,947	$37,144	$15,200

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following as of April 30, 2002 and 2001:

	2002	2001
Deferred tax assets:
Accounts receivable	$1,036	$693
Inventories	1,123	995
Prepaid royalties	3,217	529
Stock options	4,993	5,409
Investments	2,625	1,096
Intangible assets	1,212	3,036
Accrued liabilities and reserves	3,069	5,940
Capital loss carry forward	—	3,580
Other	74	710
Foreign	65	83

	17,414	22,071
Valuation allowance	(412)	(3,580)

	17,002	18,491
Deferred tax liabilities:
Fixed assets and depreciation	1,307	3,234
Prepaid royalties	490	980

	1,797	4,214

Total, net	$15,205	$14,277

        The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of April 30, 2002 and 2001, $9,648 and $10,208, respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $5,557 and $4,069, respectively, are included in other non-current assets in the Consolidated Balance Sheets.

        As of April 30, 2002, the Company had a valuation allowance of $412 to reduce its deferred tax assets to an amount more likely than not to be recovered. The valuation allowance primarily relates to the deferred tax assets arising from the write-down of investments which are capital in nature and therefore may not be deductible for tax purposes. The change in the valuation allowance during fiscal 2002 is a result of the Company's determination that it is more likely than not that the underlying losses generated in the prior year will be fully utilized.

        U.S. Federal income taxes have not been provided on unremitted earnings of the Company's foreign subsidiary, because the Company's intent is to keep such earnings indefinitely reinvested in the foreign subsidiary's operations.

12.  Commitments and Contingencies

        The Company has certain commitments, including various non-cancelable operating leases, including the lease for The World, performance contracts with various performers, employment agreements with certain executive officers, advertising commitments with AOL Time Warner and agreements with Viacom and United Paramount Network ("UPN") which guarantee a minimum payment for advertising during their terms. In addition, the Company has a lease agreement with General Electric for a 1998 Canadair Challenger 604 airplane. The term of this aircraft lease is for twelve years ending on October 30, 2012. The monthly lease payment for this aircraft lease is determined by a floating rate, which is based upon the 30-day US Commerical Paper Rate as stated by the Federal Reserve plus an additional 1.95%.

        Future minimum payments as of April 30, 2002 under the agreements described above were as follows:

Year Ending April 30,	Operating Lease Commitments	Other Commitments	Total
2003	$5,199	$54,631	$59,830
2004	5,147	37,043	42,190
2005	4,996	17,500	22,496
2006	4,933	7,428	12,361
2007	4,364	2,324	6,688
Thereafter	32,046	1,769	33,815

Total	$56,685	$120,695	$177,380

        Rent expense under operating leases was approximately $5,792, $4,142 and $643 for the fiscal years ended April 30, 2002, 2001 and 2000, respectively.

Legal Proceedings

        In April 2000, the WWF—World Wide Fund for Nature (the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and the Company. The Fund alleges that the Company's use of the initials "WWF" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of its websites; and (ii) the Company's "scratch" logo violate the agreement between the Fund and the Company. In January 2001, the Fund filed for summary judgment on its claims. On August 10, 2001 the trial judge granted the Fund's motion for summary judgment, holding the Company breached the parties' 1994 agreement by using the "wwf" website addresses and scratch logo and that a trial is not warranted on these issues. On October 1, 2001, the judge issued a form of written injunction barring most uses of the initials "WWF", including in connection with the "wwf" website addresses and the use of the scratch logo by the Company and its licensees. On February 27, 2002, the Court of Appeal affirmed the trial judge's decision and dismissed the Company's appeal; and on June 10, 2002, the House of Lords declined to hear the Company's appeal. The Company has five months from the date of the House of Lords' decision to comply with the injunction. The Company intends to comply with the injunction and to seek modification of the injunction where it is impractical and/or impossible to comply. Prior to the House of Lords' decision, the Company took steps to change its name to "World Wrestling Entertainment, Inc." and to revise its logo and switch its initials to "WWE". These changes have been incorporated into the Company's television and pay-per-view shows, promotional materials used by it and its various distributors, affiliates and licensees, advertising campaigns as well as its corporate stationery and facilities and statutory filings with federal and state agencies. However, certain other aspects of the injunction as issued may be impracticable or difficult to comply with and, unless modified or clarified, may adversely affect the use or repackaging of the Company's historical video library containing its former logo and verbal references to the "WWF" and the Company's licensing program that use its former logo on a variety of retail products, including toys and video games. The Fund also has pending before the trial court a damages claim associated with the Company's use of the initials "WWF". No hearings have been scheduled on this aspect of the Fund's claim, and to date no evidence has been submitted by the Fund as to any damages. The Company has recorded $2,000 of expenses, included in selling, general and administrative expenses, through the fourth quarter of fiscal 2002, in connection with compliance with this injunction. The Company is unable to predict what additional costs or changes to its operations may be required to comply with the injunction, which may have a material adverse effect on the Company.

        In September 1999, the Company was served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with the Company, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. The Company filed a motion to dismiss the original complaint. During oral argument on its motion to dismiss, Plaintiff requested leave of court to file an amended complaint. The Plaintiff filed a second amended complaint on October 20, 2000. Motions to Dismiss the second amended complaint were filed on December 18, 2000 and granted in part on February 14, 2001. On March 5, 2001, the Company answered the surviving counts in the second amended complaint and have denied liability. On January 11, 2002, the Company filed a motion for summary judgment on all plaintiff's remaining claims and on June 17, 2002, the Court granted in part and denied in part our motion. Trial has been set to begin on September 16, 2002.

        On November 14, 2000, Stanley Schenker & Associates, Inc. filed a complaint against the Company in Superior Court, Judicial District of Stamford/Norwalk, Connecticut, relating to the termination of an Agency Agreement between the Company and Plaintiff. Plaintiff seeks compensatory damages and punitive damages in an unspecified amount, attorneys' fees, an accounting and a declaratory judgment. On December 15, 2000, the Company filed a motion to strike all the claims against it, with the exception of one count for breach of contract. This motion was granted as to two claims. On March 27, 2001, the Plaintiff filed a substituted complaint reasserting all counts against the Company. On April 11, 2001, the Company answered the substitute complaint. On February 27, 2002, the Company filed amended counterclaims and on June 19, 2002, the Company filed second amended counterclaims. Discovery in this case is currently ongoing. The Court has scheduled a trial date of March 2003. The Company believes that it has meritorious defenses and intends to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

        In response to a demand letter from the William Morris Agency, Inc., the Company filed an action on October 2, 2000 in the United States District Court for the Southern District of New York seeking declaratory, legal and equitable relief relating to Defendant's improper claims for commissions on business opportunities with which it had no involvement. William Morris filed a counterclaim on February 1, 2001 alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. William Morris filed a motion to dismiss all non-contract claims against it. The Company also filed a motion to partially dismiss William Morris's counterclaims. By Order dated June 21, 2001, the court granted William Morris's motion to dismiss only with respect to the Company's claim for fraud and unfair trade practices; William Morris's motion to dismiss was denied with respect to the remaining counts of the Company's complaint. In expert testimony, William Morris submitted an expert report claiming damages in excess of $40,000. Discovery is closed. On June 14, 2002, William Morris filed a motion for summary judgment on all claims against it. The Company believes that it has a meritorious defense to William Morris's counterclaim and intends to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

        On October 19, 2001, the Company was served with a complaint by Marvel Enterprises, Inc. in the Superior Court of Fulton County, Georgia alleging that the Company breached the terms of a license agreement regarding the rights to manufacture and distribute toy action figures of various wrestling characters that perform under the "World Championship Wrestling" or "WCW" tradenames. The plaintiff seeks damages and a declaration that the agreement is in force and effect. The Company filed its Answer on November 19, 2001. The Company has denied liability and is contesting the claims. The Complaint also named as a defendant Universal Wrestling Corp. ("Universal, Inc."), formerly known as World Championship Wrestling, Inc. Due to a conflict between Universal, Inc. and plaintiff's counsel, by agreement of the parties Universal, Inc. was dismissed from the suit. On December 28, 2001, the plaintiff commenced a separate action against Universal, Inc., filed in the same court as a related action to the suit pending against the Company. The Company is currently reviewing whether it may have any indemnification obligations to Universal, Inc. in connection with the Company's purchase of certain assets of World Championship Wrestling, Inc. On December 14, 2001, the Company filed a motion to dismiss all claims against it. That motion was denied on March 14, 2002. Discovery in the case is ongoing and the parties are in discussions regarding an extension of fact discovery. An unfavorable outcome of this suit may have a material adverse effect on the Company's financial condition, results of operations or prospects.

        On December 5, 2001, a purported class action Complaint was filed against the Company asserting claims for alleged violations of the federal securities laws. Also named as defendants in this suit were Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Credit Suisse First Boston Corporation, WIT Capital Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Chase H&Q (Hambrecht & Quist LLC) (collectively, the "Underwriter Defendants"), Vincent K. McMahon, Linda E. McMahon and August J. Liguori (collectively, the "Individual Defendants"). The Complaint alleges, inter alia, (i) claims under Section 11 of the Securities Act against all defendants, (ii) claims under Section 12(2) of the Securities Act against the Underwriter Defendants, (iii) claims under Section 15 of the Securities Act against the Company and the Individual Defendants, (iv) claims under Section 10(b) of the Exchange Act and Rule 10(b)(5) against all defendants, and (v) claims under Section 20(a) of the Exchange Act against the Individual Defendants. According to the allegations of the Complaint, the Underwriter Defendants allegedly engaged in manipulative practices by, inter alia, pre-selling allotments of shares of the Company's stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements which allegedly artificially inflated the Company's stock price. The plaintiff further alleges that the Company knew or should have known of such unlawful practices. As relief, the Complaint seeks (i) a ruling that the suit is properly maintainable as a class action, (ii) unspecified class damages and statutory compensation against all defendants, jointly and severally, (iii) an award of attorneys' fees and costs, and (iv) such other relief as the court deems proper. The Company denies all allegations against it, believes that it has meritorious defenses on plaintiffs' claims, and intends to defend this action vigorously. The Company understands that nearly 1,000 suits with similar claims and/or allegations have been filed over the past couple of years against companies which have gone public in that general time period. All of these claims have been consolidated before the same judge in the United States District Court for the Southern District of New York. The Company is a part of a motion to dismiss filed on behalf of all issuers on July 15, 2002. The Company cannot at this time predict the likely outcome of this litigation.

        The Company is not currently a party to any other material legal proceedings. However, the Company is involved in several other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of doing business.

13.  Stockholders' Equity

        On October 15, 1999, the Company filed an amended and restated certificate of incorporation which, among other things, authorized 60,000,000 shares of new Class B common stock, par value $.01 per share, reclassified each outstanding share of World Wrestling Entertainment, Inc. common stock into 566,670 shares of Class B common stock, authorized 180,000,000 shares of new Class A common stock, par value $.01 per share, and authorized 20,000,000 shares of preferred stock, par value $.01 per share. In October 1999, the Company sold 11,500,000 shares of its Class A common stock to the public at an initial offering price of $17.00 per share. The net proceeds to the Company generated from the offering were approximately $179,323 after deducting commissions, fees and expenses. Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock.

        On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. As a result of the stock purchase, the Company recorded a non-cash charge of $10,673 which was being amortized over 30 months. Amortization of $3,699 during fiscal 2001 was reflected in Discontinued Operations. As a result of the Company's decision to discontinue operations of the XFL, the Company wrote-off the remaining unamortized asset of $6,974 which was also reflected in Discontinued Operations. In May 2002, the Company repurchased these shares from NBC for $27,692. The Company will classify these shares as Treasury Stock in its Consolidated Balance Sheet.

        On July 28, 2000, Viacom Inc. ("Viacom") purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. In conjunction with the agreement to sell the stock, the Company recorded a fiscal 2000 non-cash charge of $9,310 ($5,660, net of taxes.)

        In August 2001, the Company repurchased 100,000 shares of its Class A common stock at an average price per common share of approximately $11.39, totaling approximately $1,139.

        In August 2001, Invemed Catalyst Fund, L.P. purchased 1,886,793 shares of Class A common stock from Vincent K. McMahon, Chairman of the Company, in a private transaction. As part of the transaction, the Board of Directors of the Company appointed Michael B. Solomon, Managing Principal of Gladwyne Partners, LLC, a general partner of the Invemed Catalyst Fund, to serve on the Board of the Company.

        On April 30, 2002 and 2001, the Company had 54,780,207 and 56,667,000 shares, respectively, of Class B common stock and 18,084,177 and 16,265,384 shares, respectively, of Class A common stock outstanding.

        In July 1999, the Company adopted the 1999 Long-Term Incentive Plan ("LTIP"), which became effective with the Offering. The LTIP provides for grants of options as incentives and rewards to encourage employees, directors, consultants and performers in the long-term success of the Company. The LTIP provides for grants of options to purchase shares at a purchase price equal to the fair market value on the date of the grant. The options expire 10 years after the date of the grant and are generally exercisable in installments beginning one year from the date of the grant. The LTIP also provides for the grant of other forms of equity based incentive awards as determined by the Compensation Committee of the Board of Directors. The total number of shares reserved for issuance under the LTIP are 10,000,050, of which 6,253,600 stock options were outstanding under the LTIP as of April 30, 2002. Of these options, 1,172,000 were granted to independent contractors consisting primarily of the Company's performers. With respect to the options granted to independent contractors, the Company accounted for the equity instrument grants in accordance with SFAS No. 123, "Accounting for Stock Based Compensation" and with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction with Selling, Goods or Services" and as a result recorded a charge of $1,092 (of which, $332 was included in Discontinued Operations) and $6,020 for the fiscal years ended April 30, 2001 and 2000, respectively. The options granted to employees have been accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

        Presented below is a summary of the LTIP's activity for the period commencing with the date of the Offering through the fiscal year ended April 30, 2002.

	Options	Weighted Average Exercise Price
Options granted at Offering	5,400,500	$17.00
Options granted subsequent to the Offering	45,000	$17.00
Options canceled	(97,000)	$17.00

Options outstanding at April 30, 2000	5,348,500	$17.00
Options granted	1,666,200	$14.42
Options canceled	(194,000)	$17.00
Options exercised	(150,000)	$17.00

Options outstanding at April 30, 2001	6,670,700	$16.36
Options granted	5,000	$13.82
Options canceled	(390,100)	$16.20
Options exercised	(32,000)	$12.94

Options outstanding at April 30, 2002	6,253,600	$16.40

Options available for future grants at April 30, 2002	3,564,450

        The number of options exercisable as of April 30, 2002, 2001 and 2000 were 3,618,735, 1,832,743 and 621,100, respectively. The following table summarizes information for options outstanding and exercisable as of April 30, 2002:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$12.94-$21.25	6,253,600	7.8 years	$16.40	3,618,735	$16.86

Pro Forma Fair Value Disclosures

        The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	April 30,
	2002	2001	2000
Expected life of option	3 years	3 years	3 years
Risk-free interest rate	3.4%	4.5%	5.5%
Expected volatility of the Company's common stock	67%	71%	44%
	2002	2001	2000
Weighted average fair value per share of each option granted to employees	$6.48	$7.21	$6.04
Total number of options granted to employees	5,000	1,481,200	4,458,500
Total fair value of all options granted to employees	$32	$10,677	$26,929

        Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No.123, the Company's income from continuing operations and basic and diluted earnings from continuing operations per common share for the fiscal years ended April 30, 2002, 2001 and 2000 would have been impacted as shown in the following table:

	2002	2001	2000
Reported income from continuing operations	$37,595	$62,897	$59,577
Pro forma income from continuing operations	$32,202	$54,809	$53,708
Reported basic and diluted earnings from continuing operations per common share	$0.52	$0.87	$0.95
Pro forma basic and diluted earnings from continuing operations per common share	$0.44	$0.76	$0.85

        In accordance with SFAS No.123, the weighted average fair value of stock options granted to employees was based on a theoretical statistical model using assumptions. In actuality, because the Company's stock options are not traded on any exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in market price of the World Wrestling Entertainment, Inc. common stock. Such an increase in stock price would benefit all stockholders commensurately.

14.  Employee Benefit Plans

        The Company sponsors a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. The Company makes matching contributions of 50 percent of each participant's contributions, up to 6 percent of eligible compensation (maximum 3% matching contribution). The Company may also make additional discretionary contributions to the

401(k) plan. The Company's expense for matching contributions and additional discretionary contributions to the 401(k) plan was $705, $635 and $1,082 during fiscal 2002, 2001 and 2000, respectively.

        During fiscal 1999 the Company created its Money Purchase Plan. Under this plan, the Company made a contribution to each participant's account based upon a formula as prescribed by the plan document. The Company's expense under the Money Purchase Plan was $1,434 during fiscal 2000. The Money Purchase plan was terminated during fiscal 2001 and assets associated with the Money Purchase Plan were transferred into the Company's 401(k) plan.

15.  Related Party Transactions

        The Company expensed $2 in fiscal 2000 in travel related costs and management fees paid to a travel agency, which is owned by the chief executive officer of the Company. There were no such transactions in fiscal 2002 and 2001.

        A management fee was paid in return for the travel agency's overall management of the Company's travel planning requirements. The amount receivable from the travel agency at April 30, 2001 was $332 which arose from transactions conducted in the normal course of business. This receivable was paid in full in fiscal 2002.

        In August 2001, Invemed Catalyst Fund, L.P. ("Invemed") purchased 1,886,793 shares of Class A common stock from Vincent K. McMahon, Chairman of the Company, in a private transaction. As part of the transaction, the Board of Directors of the Company appointed Michael B. Solomon, Managing Principal of Gladwyne Partners, LLC, a general partner of the Invemed Catalyst Fund, to serve on the Board of the Company. In addition, the Company entered into a Registration Rights Agreement pursuant to which it registered shares of Class A common stock owned by Invemed with the Securities and Exchange Commission and agreed to indemnify Invemed against certain liabilities, including liabilities under the Securities Act of 1933.

        A member of the Company's board of directors also was an independent contractor engaged by the Company during fiscal 2002, 2001 and 2000. In fiscal 2002 and 2001 this director received $60 for his services as an independent contractor. For the period commencing May 1, 1999 to the date of the Offering, this director received $63 for his services and for the period subsequent to the Offering through April 30, 2000, this director received $38.

        The Company had a receivable from Shane Distribution Co. in the amount of $307 at April 30, 2001. This receivable was paid in full in fiscal 2002. Shane Distribution Co. is a movie distribution company owned by the chairman of the Company.

        For the fiscal year ended April 30, 2000, the Company made S Corporation distributions to its sole stockholder of $67,476. Of the $67,476 distributed in fiscal 2000, $40,412 related to the payment of taxes by its then sole stockholder for S Corporation earnings of the Company.

        On April 10, 2000, in connection with the payment of the outstanding balance of a note payable to its then sole stockholder, the Company paid $1,127 of interest on a $32,000 note payable to its then sole stockholder.

16.  Segment Information

        The Company's continuing operations are currently conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events, television programming and pay per view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos, and the operations from the Company's entertainment complex. The results of operations for the XFL are not included in the segment reporting as they are classified separately as discontinued operations in the consolidated financial statements (See Note 19). The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. Included in the Corporate operating loss for the fiscal years ended April 30, 2001 and 2000 was stock option and other non-cash charges of $760 and $15,330, respectively. There are no intersegment revenues. Revenues derived from sales outside of North America were approximately $31,400, $22,100 and $9,000 for the fiscal years ended April 30, 2002, 2001 and 2000, respectively The table presents information about the financial results of each segment for the fiscal years ended April 30, 2002, 2001 and 2000 and assets as of April 30, 2002 and 2001. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	April 30,
	2002	2001	2000
Net revenues:
Live and televised entertainment	$323,458	$335,668	$265,485
Branded merchandise	101,568	120,375	113,825

Total net revenues	$425,026	$456,043	$379,310

Depreciation and Amortization:
Live and televised entertainment	$3,205	$2,839	$1,333
Branded merchandise	2,939	2,444	—
Corporate	6,969	1,897	1,211

Total depreciation and amortization	$13,113	$7,180	$2,544

Operating Income (Loss):
Live and televised entertainment	$113,924	$131,385	$94,672
Branded merchandise	12,920	26,442	41,340
Corporate (including fiscal 2001 and 2000 stock option and other non-cash charges of $760 and $15,330, respectively)	(84,720)	(72,846)	(66,651)

Total operating income	$42,124	$84,981	$69,361

Assets:
Live and televised entertainment	$78,799	$86,700
Branded merchandise	51,540	49,596
Unallocated	357,102	306,796

Total assets	$487,441	$443,092

17.  Financial Instruments and Off-Balance Sheet Risk

        Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits, short-term investments and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of AAA or AA rated instruments. Mortgage-backed securities consist of agency rated instruments. Except for receivables from cable companies related to pay-per-view events, concentrations of credit risk with respect to trade receivables are limited due to the large number of customers. A significant portion of trade receivables for pay-per-view events is received from the Company's pay-per-view administrator, who collects and remits payments to the Company from individual cable system operators. The Company performs ongoing evaluations of its customers' financial condition, including its pay-per-view administrator, and monitors its exposure for credit losses and maintains allowances for anticipated losses.

        Fair Value of Financial Instruments—The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the short-term nature, and maturity of such instruments. The carrying amount of the Company's long-term debt approximates fair value as the interest rates on the debt approximate market rates. In addition, the Company has received warrants from four publicly traded companies with whom it has either licensing or television agreements. The fair value of these warrants at the date of receipt is being recognized as revenues over the respective license or television periods. The estimated fair value of such warrants was $7 and $7,259 at April 30, 2002 and 2001, respectively (see Note 5).

18.  Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Net revenues	$90,669	$98,208	$100,232	$135,917
Gross profit	$32,403	$35,373	$37,484	$59,548
Income from continuing operations	$11,992	$4,841	$4,792	$15,970
Income from discontinued operations(1)	$—	$—	$4,638	$—
Net income	$11,992	$4,841	$9,430	$15,970
Earnings per common share: basic and diluted
Continuing Operations	$0.16	$0.07	$0.07	$0.22
Discontinued Operations	$—	$—	$0.06	$—
Net income	$0.16	$0.07	$0.13	$0.22
2001
Net revenues	$101,861	$111,880	$111,194	$131,108
Gross profit	$45,799	$49,338	$46,172	$55,734
Income from continuing operations	$16,256	$12,375	$17,230	$17,036
Loss from discontinued operations(2)	$(1,017)	$(2,902)	$(5,547)	$(37,444)
Net income (loss)	$15,239	$9,473	$11,683	$(20,408)
Earnings (loss) per common share: basic and diluted
Continuing Operations	$0.23	$0.17	$0.24	$0.23
Discontinued Operations	$(0.01)	$(0.04)	$(0.08)	$(0.51)
Net income (loss)	$0.22	$0.13	$0.16	$(0.28)

(1)
—For the third quarter fiscal 2002, the Company's discontinued operations reflect the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits.

(2)
—Fiscal 2001 reflects the Company's share, net of applicable tax benefits, of the start-up costs, results of operations and estimated shutdown costs of its discontinued professional football league, the XFL.

19.  Discontinued Operations

        During fiscal 2002, as a result of the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits, the Company recorded income from discontinued operations of $4,638, net of minority interest and taxes. The remaining shutdown liabilities consist primarily of contractual labor of $88, workers compensation and severance costs of $4,180 and medical and other shutdown costs of $860.

        In early May 2001, the Company formalized its decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations in the Consolidated Statements of Income. This decision was a culmination of management's analysis of the financial viability of the venture which commenced during the fourth quarter of fiscal 2001. Estimated shutdown costs consisted primarily of fixed asset and other asset impairment charges of $9,600, contractual labor costs of $8,400, lease costs of $1,700, workers compensation and severance costs of $5,400 and other shutdown costs of $2,600. Of the charges noted above, $18,362 was accrued as of April 30, 2001.

        On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. As a result of the stock purchase, the Company recorded a non-cash charge of $10,673 which was being amortized over 30 months. Amortization of $3,699 during fiscal 2001 was reflected in Discontinued Operations. As a result of the Company's decision to discontinue operations of the XFL, the Company wrote-off the remaining unamortized asset of $6,974 which was also reflected in Discontinued Operations. In May 2002, the Company repurchased these shares from NBC for $27,692 and will classify these shares as Treasury Stock in its Consolidated Balance Sheet as of the end of its first fiscal quarter of 2003.

        The results of the XFL business, which has been classified separately as Discontinued Operations in the accompanying consolidated financial statements, are summarized as follows:

	Fiscal year ended April 30,
	2002	2001	2000
Discontinued Operations:
Loss from XFL operations, net of minority interest of $42,940 for fiscal 2001 and applicable income tax benefits of $17,679 and $410 for fiscal 2001 and 2000, respectively	$—	$(31,293)	$(669)
Estimated income (loss) on shutdown of the XFL, net of minority interest of $1,721 and $13,907 and applicable income tax benefits of $2,917 and $5,265 for fiscal 2002 and 2001, respectively	4,638	(15,617)	—

Income (loss) from discontinued operations	$4,638	$(46,910)	$(669)

	As of April 30,
	2002	2001
Assets:
Cash	$3,907	$2,007
Accounts receivable	—	19,456
Prepaid expenses	—	50
Inventory	—	150
Equipment	—	1,400

Total Assets	$3,907	$23,063

Liabilities:
Accounts payable	39	9,103
Accrued expenses	5,089	36,225
Minority interest	(611)	(10,431)

Total Liabilities	$4,517	$34,897

Net Liabilities	$(610)	$(11,834)

        Assets of the discontinued operations are stated at their estimated net realizable value. Net revenues of the XFL, LLC were $49,327 for the fiscal year ended April 30, 2001.

20.  Subsequent Event

        On July 2, 2002, the Company prevailed in its defamation lawsuit against the Parents Television Council (the "PTC"), Brent Bozell III, et al. and has reached a settlement. As a result of this settlement, the Company will receive $3,500 plus a public apology. The Company will reflect this settlement in its Consolidated Financial Statements for the first quarter of fiscal 2003.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars In Thousands)

Description	Balance At Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
For the Year Ended April 30, 2002
Allowance for doubtful accounts	$1,868	$1,057	$(35)	$2,890
Inventory obsolescence reserve	457	3,886	(1,962)	2,381
For the Year Ended April 30, 2001
Allowance for doubtful accounts	$1,085	$1,239	$(456)	$1,868
Inventory obsolescence reserve	2,071	803	(2,417)	457
For the Year Ended April 30, 2000
Allowance for doubtful accounts	$972	$355	$(242)	$1,085
Inventory obsolescence reserve	1,530	1,174	(633)	2,071

(1)
Deductions are comprised primarily of disposals of obsolete inventory, write-offs of specific bad debts and other adjustments.

QuickLinks

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
WORLD WRESTLING ENTERTAINMENT, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
World Wrestling Entertainment, Inc. CONSOLIDATED BALANCE SHEETS (dollars in thousands)
World Wrestling Entertainment, Inc. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)
World Wrestling Entertainment, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (dollars and shares in thousands)
World Wrestling Entertainment, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
World Wrestling Entertainment, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except share and per share data)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars In Thousands)