Form 10-Q
period 2002-07-26
WORLD WRESTLING ENTERTAINMENTINC
filed 2002-09-09
CIK 1091907

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-27639

WORLD WRESTLING ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2693383 (IRS Employer Identification No.)
1241 East Main Street, Stamford, CT 06902 (203) 352-8600 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At September 1, 2002, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 15,625,935 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 54,780,207.

World Wrestling Entertainment, Inc.

Table of Contents

World Wrestling Entertainment, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	As of July 26, 2002	As of April 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,838	$86,659
Short-term investments	208,150	207,407
Accounts receivable (less allowance for doubtful accounts of $3,125 as of July 26, 2002 and $2,890 as of April 30, 2002)	50,988	63,835
Inventory, net	1,370	1,851
Prepaid expenses and other current assets	15,258	15,935

Total current assets	344,604	375,687
PROPERTY AND EQUIPMENT—NET	91,240	91,759
GOODWILL AND OTHER INTANGIBLE ASSETS—NET	11,588	11,588
OTHER ASSETS	8,698	8,407

TOTAL ASSETS	$456,130	$487,441

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$612	$601
Accounts payable	14,656	21,565
Accrued expenses and other liabilities	46,620	42,511
Deferred income	22,136	23,414
Net liabilities of discontinued operations	288	610

Total current liabilities	84,312	88,701
LONG-TERM DEBT	9,144	9,302
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 18,215,427 shares issued as of July 26, 2002 and 18,184,177 shares issued as of April 30, 2002)	182	181
Class B common stock: ($.01 par value; 60,000,000 shares authorized; 54,780,207 shares issued as of July 26, 2002 and April 30, 2002)	548	548
Treasury Stock (2,589,492 shares repurchased as of July 26, 2002 and 100,000 shares repurchased as of April 30, 2002)	(30,693)	(1,139)
Additional paid-in capital	297,362	296,938
Accumulated other comprehensive loss	(688)	(525)
Retained earnings	95,963	93,435

Total stockholders' equity	362,674	389,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$456,130	$487,441

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	July 26, 2002	July 27, 2001
Net revenues	$88,147	$90,669
Cost of revenues	58,519	58,266
Selling, general and administrative expenses	23,903	25,256
Depreciation and amortization	2,814	2,240

Operating income	2,911	4,907
Interest expense	191	231
Interest and other income, net	1,120	14,771

Income before income taxes	3,840	19,447
Provision for income taxes	1,312	7,455

Net income	$2,528	$11,992

Earnings per common share — basic and diluted	$0.04	$0.16

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(dollars and shares in thousands)

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Treasury Stock	Additional Paid-in Capital		Retained Earnings
	Shares	Amount					Total
Balance, May 1, 2002	72,864	$729	$(1,139)	$296,938	$(525)	$93,435	$389,438
Comprehensive income:
Translation adjustment		—	—	—	(109)	—	(109)
Unrealized holding loss, net of tax		—	—	—	(54)		(54)
Net income		—	—	—	—	2,528	2,528

Total comprehensive income							2,365

Exercise of stock options	31	1	—	404	—	—	405
Tax benefit from exercise of stock options				20	—	—	20
Repurchase of common stock	(2,489)	—	(29,554)	—	—	—	(29,554)

Balance, July 26, 2002	70,406	$730	$(30,693)	$297,362	$(688)	$95,963	$362,674

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	July 26, 2002	July 27, 2001
OPERATING ACTIVITIES:
Net income	$2,528	$11,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of stock	—	(7,138)
Effect of change in accounting principle, net of tax	—	(1,487)
Depreciation and amortization	2,814	2,240
Amortization of deferred income	(317)	(318)
Provision for doubtful accounts	463	(558)
Provision for inventory obsolescence	314	125
Changes in assets and liabilities:
Accounts receivable	12,385	10,050
Inventory	167	(491)
Prepaid expenses and other assets	385	5,701
Accounts payable	(6,909)	(6,777)
Accrued expenses and other liabilities	2,055	2,451
Deferred income	(961)	(1,440)

Net cash provided by continuing operations	12,924	14,350
Net cash used in discontinued operations	(644)	(12,030)

Net cash provided by operating activities	12,280	2,320

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,161)	(6,369)
(Purchase) sale of short-term investments, net	(827)	3,909
Net proceeds from exercise and sale of warrants	—	10,903

Net cash (used in) provided by continuing operations	(2,988)	8,443
Net cash provided by discontinued operations	—	427

Net cash (used in) provided by investing activities	(2,988)	8,870

FINANCING ACTIVITIES:
Repayments of long-term debt	(146)	(136)
Repurchase of common stock	(27,693)	—
Net proceeds from exercise of stock options	404	—

Net cash used in continuing operations	(27,435)	(136)
Net cash provided by discontinued operations	322	5,100

Net cash (used in) provided by financing activities	(27,113)	4,964

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,821)	16,154
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,659	45,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,838	$61,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$1,030	$569
Cash paid during the period for interest	$190	$201

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation and Business Description

        The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and its wholly owned subsidiaries, TSI Realty Company, World Wrestling Entertainment Canada, Inc., World Wrestling Entertainment (International) Limited, Stephanie Music Publishing, Inc., WCW, Inc., Event Services, Inc., The World Entertainment, Inc., WWE Hotel & Casino Ventures, LLC and WWE Sports, Inc. and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company"). WWE Sports, Inc. owns 50% and had operating control of XFL, LLC, a professional football league, which was a venture with National Broadcasting Company ("NBC"). In early May 2001, the Company formalized its decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations as of April 30, 2001. For the three months ended July 26, 2002 and July 27, 2001, there were no results from discontinued operations.

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

        The Company is an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring its World Wrestling Entertainment brand of entertainment. The Company's operations are organized around two principal activities:

  •
  Live and televised entertainment, which consists of live events, television programming and pay-per-view programming. Revenues consist principally of attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.
  •
  Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees and direct marketing and sales of merchandise, magazines and home videos. Revenues also include those generated from its entertainment complex located in New York City.

2. Earnings Per Share

        For the first quarter of fiscal 2003, for the purpose of calculating earnings per share—basic, the weighted average number of common shares outstanding was 71,110,001 and for the purpose of calculating earnings per share—diluted, the weighted average number of common shares outstanding was 71,129,655, which includes 19,653 shares representing the dilutive effect of common stock equivalents.

        For the first quarter of fiscal 2002, for the purpose of calculating earnings per share—basic, the weighted average number of common shares outstanding was 72,932,384 and for the purpose of calculating earnings per share—diluted, the weighted average number of common shares outstanding was 72,948,392, which includes 16,008 shares representing the dilutive effect of common stock equivalents.

        Excluded from the calculation of weighted average common shares outstanding for dilutive earnings per share purposes were outstanding options of 6,258,000 and 5,488,000 for the three months ended July 26, 2002 and July 27, 2001 respectively, because the impact would have been anti-dilutive.

3. Segment Information

        The Company's continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events, television programming and pay-per-view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos and the operations from the Company's entertainment complex. The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Revenues derived from sales outside of North America were approximately $8,654 and $7,336 for the three months ended July 26, 2002 and July 27, 2001, respectively. The table presents information about the financial results of each segment for the three months ended July 26, 2002 and July 27, 2001 and assets as of July 26, 2002 and April 30, 2002. Unallocated assets consist primarily of cash, short-term investments and real property.

	Three Months Ended
	July 26, 2002	July 27, 2001
Net Revenues:
Live and televised entertainment	$67,816	$72,392
Branded merchandise	20,331	18,277

Total net revenues	$88,147	$90,669

Depreciation and Amortization:
Live and televised entertainment	$807	$732
Branded merchandise	1,196	574
Corporate	811	934

Total depreciation and amortization	$2,814	$2,240

Operating Income:
Live and televised entertainment	$18,939	$23,677
Branded merchandise	1,491	(959)
Corporate	(17,519)	(17,811)

Total operating income	$2,911	$4,907

	As of
	July 26, 2002	April 30, 2002
Assets:
Live and televised entertainment	$67,742	$78,799
Branded merchandise	48,683	51,540
Unallocated	339,705	357,102

Total assets	$456,130	$487,441

4. Property and Equipment

      Property and equipment consisted of the following as of:

	July 26, 2002	April 30, 2002
Land, buildings and improvements	$84,449	$83,047
Equipment	44,557	43,747
Vehicles	770	769

	129,776	127,563
Less accumulated depreciation and amortization	38,536	35,804

Total	$91,240	$91,759

        Depreciation and amortization expense for property and equipment was $2,814 and $2,240 for the three months ended July 26, 2002 and July 27, 2001, respectively.

5. Investments

        Short-term investments consisted of the following as of July 26, 2002 and April 30, 2002:

	July 26, 2002
	Cost	Unrealized Holding Loss	Fair Value
Government obligations	$34,476	$—	$34,476
Corporate obligations and other	122,214	(86)	122,128
Mortgage backed securities	51,546	—	51,546

Total	$208,236	$(86)	$208,150

	April 30, 2002
	Cost	Unrealized Holding Loss	Fair Value
Government obligations	$26,725	$—	$26,725
Corporate obligations and other	129,763	(518)	129,245
Mortgage backed securities	51,437	—	51,437

Total	$207,925	$(518)	$207,407

6. Commitments and Contingencies

Legal Proceedings

        In April 2000, World Wide Fund for Nature (the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of an agreement between the Fund and the Company. The Fund alleges that the Company's use of the initials "WWF" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of its websites; and (ii) the Company's "scratch" logo violate the agreement between the Fund and the Company. In January 2001, the Fund filed for summary judgment on its claims. On August 10, 2001, the trial judge granted the Fund's motion for summary judgment, holding the Company breached the parties' 1994 agreement by using the "wwf" website addresses and scratch logo and that a trial is not warranted on these issues. On October 1, 2001, the judge issued a form of written injunction barring most uses of the initials "WWF", including in connection with the "wwf" website addresses and the use of the scratch logo by the Company and its licensees.

        On February 27, 2002, the Court of Appeal affirmed the trial judge's decision and dismissed the Company's appeal; and on June 10, 2002, the House of Lords declined to hear the Company's appeal. The Company has five months from the date of the House of Lords' decision to comply with the injunction. The Company intends to comply with the injunction and to seek modification of the injunction where it is impractical and/or impossible to comply. Prior to the House of Lords' decision, the Company took steps to change its name to "World Wrestling Entertainment, Inc." and to revise its logo and switch its initials to "WWE". These changes have been incorporated into the Company's television and pay-per-view shows, promotional materials used by it and its various distributors, affiliates and licensees, advertising campaigns as well as its corporate stationery and facilities and statutory filings with federal and state agencies. However, certain other aspects of the injunction as issued may be impracticable or difficult to comply with and, unless modified or clarified, may adversely affect the use or repackaging of the Company's historical video library containing its former logo and verbal references to the "WWF" and the Company's licensing program that use its former logo on a variety of retail products, including toys and video games. The Fund also has pending before the trial court a damages claim associated with the Company's use of the initials "WWF". No hearings have been scheduled on this aspect of the Fund's claim, and to date no evidence has been submitted by the Fund as to any damages. The Company recorded $2,000 of expenses in the fourth quarter of fiscal 2002 in connection with compliance with this injunction. The Company is unable to predict what additional costs or changes to its operations may be required to comply with the injunction, which may have a material adverse effect on the Company.

        In September 1999, the Company was served with a complaint regarding an action that Nicole Bass, a professional wrestler previously affiliated with the Company, filed in the United States District Court for the Eastern District of New York in which she alleges sexual harassment under New York law, civil assault and intentional infliction of emotional distress. The Company filed a motion to dismiss the original complaint. During oral argument on its motion to dismiss, Plaintiff requested leave of court to file an amended complaint. The Plaintiff filed a second amended complaint on October 20, 2000. Motions to Dismiss the second amended complaint were filed on December 18, 2000 and granted in part on February 14, 2001. On March 5, 2001, the Company answered the surviving counts in the second amended complaint and has denied liability. On January 11, 2002, the Company filed a motion for summary judgment on all plaintiffs' remaining claims and on June 17, 2002, the Court granted in part and denied in part our motion. Trial has been set to begin on September 16, 2002.

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

        In response to a demand letter from the William Morris Agency, Inc., the Company filed an action on October 2, 2000, in the United States District Court for the Southern District of New York seeking declaratory, legal and equitable relief relating to Defendant's improper claims for commissions on business opportunities with which it had no involvement. William Morris filed a counterclaim on February 1, 2001, alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. William Morris filed a motion to dismiss all non-contract claims against it. The Company also filed a motion to partially dismiss William Morris's counterclaims. By Order dated June 21, 2001, the court granted William Morris's motion to dismiss only with respect to the Company's claim for fraud and unfair trade practices; William Morris's motion to dismiss was denied with respect to the remaining counts of the Company's complaint. In expert testimony, William Morris submitted an expert report claiming damages in excess of $40,000. Discovery is closed. On June 14, 2002, William Morris filed a motion for summary judgment on all claims against it. On July 19, 2002, the Company filed its opposition to William Morris's motion for summary judgment and its own cross-motion for summary judgment on certain of its claims. Those motions are currently pending before the Court. The Company believes that it has a meritorious defense to William Morris's counterclaim and intends to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on its financial condition, results of operations or prospects.

        On October 19, 2001, the Company was served with a complaint by Marvel Enterprises, Inc. in the Superior Court of Fulton County, Georgia alleging that the Company breached the terms of a license agreement regarding the rights to manufacture and distribute toy action figures of various wrestling characters that perform under the "World Championship Wrestling" or "WCW" tradenames. The plaintiff seeks damages and a declaration that the agreement is in force and effect. The Company filed its Answer on November 19, 2001. The Company has denied liability and is contesting the claims. The Complaint also named as a defendant Universal Wrestling Corp. ("Universal, Inc."), formerly known as World Championship Wrestling, Inc. Due to a conflict between Universal, Inc. and plaintiff's counsel, by agreement of the parties Universal, Inc. was dismissed from the suit. On December 28, 2001, the plaintiff commenced a separate action against Universal, Inc., filed in the same court as a related action to the suit pending against the Company. The Company is currently reviewing whether it may have any indemnification obligations to Universal, Inc. in connection with these claims. On December 14, 2001, the Company filed a motion to dismiss all claims against it. That motion was denied on March 14, 2002. Discovery in the case is ongoing. An unfavorable outcome of this suit may have a material adverse effect on the Company's financial condition, results of operations or prospects.

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

        The Company is not currently a party to any other material legal proceedings. However, the Company is involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings.

7. Discontinued operations

        In early May 2001, the Company formalized its decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations in the Consolidated Statements of Income. This decision was a culmination of management's analysis of the financial viability of the venture. The venture commenced during the fourth quarter of fiscal 2001.

        On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. In May 2002, the Company repurchased these shares from NBC for $27,692. These shares were included in Treasury Stock in the Company's Consolidated Balance Sheet as of July 26, 2002.

        The XFL business, which has been classified as Discontinued Operations in the accompanying Consolidated Balance Sheets, is summarized as follows:

	As of July 26, 2002	As of April 30, 2002
Assets:
Cash	$548	$3,907

Total Assets	$548	$3,907

Liabilities:
Accounts payable	39	39
Accrued expenses	1,085	5,089
Minority interest	(288)	(611)

Total Liabilities	$836	$4,517

Net Liabilities	$(288)	$(610)

        Assets of the discontinued operations are stated at their estimated net realizable value.

8. Settlement of Lawsuit

        In July 2002, the Company prevailed in its defamation lawsuit against the Parents Television Council (the "PTC"), Brent Bozell III, et al. and have reached a settlement. As a result of this settlement, the Company received $3,500 plus a public apology. The settlement was included in selling, general and administrative expenses for the three months ended July 26, 2002.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and Recent Developments

        We are an integrated media and entertainment company principally engaged in the development, production and marketing of television programming, pay-per-view programming and live events, and the licensing and sale of branded consumer products featuring our highly successful brands.

        Over the past number of quarters, we believe that our business has been in a period of transition. Consolidation in the industry, coupled with the migration of television audiences to other forms of entertainment, has shaped an industry landscape that differed significantly from those in prior years. During this period, softening occurred in the key drivers of our business: television ratings, average attendance at our live events and pay-per-view buys. As the industry consolidated, we were able to sign additional performers, thus deepening our talent pool and providing us with the ability to embark upon the creation of two separate and distinct brands under the WWE umbrella. In April 2002, leveraging off of the names of our two flagship television programs, we created the Raw and SmackDown! brands. Each brand has separate and unique talent rosters, touring schedules, compelling storylines and television programming lineups. Currently, our pay-per-view programs present matches from both brands. We are still adjusting to the two brands and are fine tuning our approach in delivering two compelling storylines that capture our audience's attention. Ratings for each of our brand's flagship programs have remained consistent for the current period and the prior quarter. We still retain the distinction as consistently being the #1 regularly scheduled program on cable with Raw which airs Monday nights on TNN, and we are the highest-rated show on network television on Thursday nights among male teens with our UPN program, SmackDown!. We believe that the competition between our two brands is an important aspect in our genre of television programming.

        International growth is one of our key initiatives. The creation of two brands has provided us with the logistical opportunity to tour more internationally. Since we have a television presence in over 130 countries worldwide, we already have a base from which we can embark on live event touring. In early March 2002, we completed an international live event tour beginning in Tokyo and followed by events in Singapore and Malaysia, all of which were sell-outs. To complement our existing international pay-per-views, in May 2002 we had a live event tour in Europe and in August we had a live event in Australia which attracted approximately 57,600 fans. In addition, in October 2002, we expect to return to Europe for another tour. We believe that the launch of our international tours and the increased awareness that it creates in the local marketplace will enable us to expand our branded merchandise offerings.

Other Recent Developments

        In May 2002, we changed our name to World Wrestling Entertainment, Inc. With the name change, we now have a global identity that is distinctive, unencumbered and supports our domestic and international growth plans and our brand extension initiatives. The injunction issued by the English Court in legal proceedings instituted against us by World Wide Fund for Nature, unless modified or clarified, may adversely affect the future use or repackaging of our historical video library to the extent it contains our former logo and verbal references to the "WWF". See Note 6 to Notes to Consolidated Financial Statements.

        In May 2002, we repurchased approximately 2.3 million shares of our Class A common stock from NBC for approximately $27.7 million.

        In July 2002, we repurchased an additional 0.2 million shares of our Class A common stock on the open market at an average price per common share of approximately $10.24, totaling approximately $1.9 million. Payment on the settlement of these 0.2 million shares occurred in the second quarter of fiscal 2003 and, accordingly, the liability for these transactions was included in Accrued expenses and other liabilities in our Consolidated Balance Sheet as of July 26, 2002. These repurchased shares, together with the repurchased shares from NBC were classified in our Consolidated Balance Sheets as Treasury Stock as of July 26, 2002.

        In July 2002, we prevailed in our defamation lawsuit against the Parents Television Council (the "PTC"), Brent Bozell III, et al. and have reached a settlement. As a result of this settlement, we received $3.5 million plus a public apology. The settlement was included in selling, general and administrative expenses for the three months ended July 26, 2002.

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

Results of Operations

First Quarter Ended July 26, 2002 Compared to First Quarter Ended July 27, 2001

        Net Revenues.    Net revenues were $88.1 million in first quarter of fiscal 2003 as compared to $90.7 million in the first quarter of fiscal 2002, a decrease of $2.6 million, or 3%. Of this decrease, $4.6 million was from our live and televised entertainment activities offset by an increase of $2.0 million from our branded merchandise activities.

        Live and Televised Entertainment.    Net revenues were $67.8 million in the first quarter of fiscal 2003 as compared to $72.4 million in the first quarter of fiscal 2002, a decrease of $4.6 million, or 6%. Pay-per-view revenues decreased by $6.2 million for the three months ended July 26, 2002. Pay-per-view buys for the three events held in the first quarter decreased by 0.5 million to approximately 0.9 million in the first quarter of fiscal 2003. This was offset by an increase in price from $29.95 to $34.95 effective with our Backlash event in April 2002. Prior year buys increased by 0.1 million to 0.3 million for the three months ended July 26, 2002. Revenues from the sale of advertising time and sponsorships decreased by $2.8 million in the first quarter of fiscal 2003 primarily as a result of lower sell-thru on our cable programming due to a decrease in our television ratings. Revenues from live events increased by $4.1 million as a result of an increase in total attendance as we held 87 events during the three months ended July 26, 2002 as compared to 43 events in the year ago quarter and to a lesser extent, an increase in the average ticket price. Average attendance decreased to approximately 5,800 from approximately 9,700 per event in the year ago quarter substantially due to lower interest levels along with smaller markets. Revenues from our television rights fees increased by $0.3 million due primarily to the airing of a 2-hour special on TNN in July 2002.

        Branded Merchandise.    Net revenues were $20.3 million in the first quarter of fiscal 2003 as compared to $18.3 million in the first quarter of fiscal 2002, an increase of $2.0 million, or 11%. Licensing revenues increased by $2.5 million primarily due to the timing of cash receipts in the prior year that were reflected in the second quarter of fiscal 2002. Merchandise revenues increased by $1.3 million due to the increase in venue sales resulting from higher attendance and a higher per cap spending in the quarter. Home video revenues increased by $0.7 million due to an increase in DVD units sold. Effective August 2001, Sony Music Video commenced distribution of our home video units. New media revenues decreased by $0.2 million due to a decrease in internet advertising revenues.

SmackDown! Records revenues decreased by $0.5 million due to the timing of the release of our albums. Fiscal 2002 reflected revenues from Volume 5 of our talent entrance themes. Revenues from our entertainment complex, The World, decreased by $1.1 million due in part to the decrease in tourism in New York City.

        Cost of Revenues.    Cost of revenues was $58.5 million in the first quarter of fiscal 2003 as compared to $58.3 million in the first quarter of fiscal 2002, an increase of $0.2 million. Of this increase, $0.3 million was from our live and televised entertainment activities offset by a decrease of $0.1 million from our branded merchandise activities. Gross profit as a percentage of net revenues was 34% in the first quarter of fiscal 2003 as compared to 36% in the first quarter of fiscal 2002.

        Live and Televised Entertainment.    The cost of revenues to create and distribute our live and televised entertainment was $44.9 million in the first quarter of fiscal 2003 as compared to $44.6 million in the first quarter of fiscal 2002, an increase of $0.3 million, or 1%. The increase of $0.3 million was due to an increase of $0.7 million in participation fees paid to venues for our events and $0.6 million in live event advertising expenses which were both due primarily to an increase in the number of events held in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. In addition, television production costs increased by $0.8 million. Our television costs include, among other things, production costs, staff related expenses, stagehands and freelance crews. These increases were partially offset by a decrease of $1.7 million in participation fees to our television partners due primarily to lower advertising revenues. Gross profit as a percentage of net revenues was 34% in the first quarter of fiscal 2003 as compared to 38% in the first quarter of fiscal 2002. The decrease in gross profit as a percentage of net revenues was due primarily to the decrease in pay-per-view revenues.

        Branded Merchandise.    The cost of revenues to market and promote our branded merchandise was $13.6 million in the first quarter of fiscal 2003 as compared to $13.7 million in the first quarter of fiscal 2002, a decrease of $0.1 million. New Media cost of revenues decreased by $1.2 million due to planned reductions in hosting and maintenance costs and other technological costs. In addition, in December 2001, our agreement to sponsor an NHRA racing team lapsed, resulting in a decrease in such costs of $1.0 million compared to the first quarter of fiscal 2002. Partially offsetting these decreases in cost of revenues were increased royalties of $0.9 million paid to our performers due to increased revenues in our licensing, merchandise and home video businesses as well as an increase in participation fees of $0.4 million paid to venues for the sale of merchandise at their venues. Gross profit as a percentage of net revenues was 33% in the first quarter of fiscal 2003 as compared to 25% in the first quarter of fiscal 2002. The increase in gross profit as a percentage of net revenues was due primarily to the increase in licensing revenues as well as the favorable impact on cost of revenues from the lapsing of our NHRA agreement in December 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") were $23.9 million in the first quarter of fiscal 2003 as compared to $25.3 million in the first quarter of fiscal 2002, a decrease of $1.4 million, or 5%. Excluding a $3.5 million favorable settlement of a lawsuit in the first quarter of fiscal 2003, SG&A increased by $2.1 million. This increase was due primarily to a $2.7 million increase in advertising and promotion expenses. SG&A as a percentage of net revenues, excluding the $3.5 million favorable settlement, was 31% in the first quarter of fiscal 2003 as compared to 28% in the first quarter of fiscal 2002. In July 2002, we began to realign our operating expenses and as a result, we decreased our workforce by 3% and have reduced our departmental operating expense budgets by $20.0 million for fiscal 2003. We expect to see the benefits of this realignment in subsequent quarters.

        Depreciation and Amortization.    Depreciation and amortization expense was $2.8 million in the first quarter of fiscal 2003 as compared to $2.2 million in the first quarter of fiscal 2002. The increase of $0.6 million was a result of increased spending on capital projects during fiscal 2002, including leasehold improvements at our entertainment complex and at our television production studio.

        Interest Expense.    Interest expense was $0.2 million in the first quarter of fiscal 2003 and fiscal 2002.

        Interest and Other Income, Net.    Interest and other income, net was $1.1 million in the first quarter of fiscal 2003 as compared to $14.8 million in the first quarter of fiscal 2002. Interest income decreased by $4.0 million reflecting the decrease in the yields of short-term investments in which we invest. Interest and other income, net in fiscal 2002 included a gain of $7.1 million related to the exercise and sale of certain warrants. In addition, as a result of our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", we recorded income of $2.2 million from the revaluation of certain warrants in the first quarter of fiscal 2002.

        Provision for Income Taxes.    The provision for income taxes was $1.3 million in the first quarter of fiscal 2003 as compared to $7.5 million in the first quarter of fiscal 2002. Our effective tax rate was approximately 34% and 38% for the first quarter of fiscal 2003 and fiscal 2002, respectively.

Liquidity and Capital Resources

        Cash flows provided by operating activities for the first quarter of fiscal 2003 and the first quarter of fiscal 2002 were $12.3 million and $2.3 million, respectively. Cash flows provided by operating activities from continuing operations were $12.9 million and $14.4 million for the first quarter of fiscal 2003 and the first quarter of fiscal 2002, respectively. Working capital, consisting of current assets less current liabilities, was $260.3 million as of July 26, 2002 and $287.0 million as of April 30, 2002.

        Cash flows used in investing activities were $3.0 million for the first quarter of fiscal 2003 and cash flows provided by investing activities for the first quarter of fiscal 2002 were $8.9 million. Capital expenditures for the three months ended July 26, 2002 were $2.2 million as compared to $6.4 million for the three months ended July 27, 2002. For fiscal 2003, we estimate capital expenditures to be approximately $15.0 million, which includes television equipment, computer equipment and leasehold improvements. As of July 26, 2002, we had approximately $208.1 million invested in short-term corporate and government obligations, which consisted of primarily of AA or AAA rated instruments and mortgage backed securities, which are Agency rated instruments. The maturities of these instruments are generally for a term of three months or shorter.

        Cash flows used in financing activities for the first quarter of fiscal 2003 were $27.1 and cash flows provided by financing activities were $5.0 million for the first quarter of fiscal 2002. During the first quarter of fiscal 2001, we sold approximately 2.3 million newly issued shares of our Class A common stock to NBC for $30.0 million. In May 2002, we repurchased these shares from NBC for approximately $27.7 million. In July 2002,we repurchased 0.2 million shares of our Class A common stock on the open market at an average price per common share of approximately $10.24, totaling approximately $1.9 million. Payment on the settlement of these 0.2 million shares occurred in the second quarter of fiscal 2003 and accordingly, the liability for these transactions was included in Accrued expenses and other liabilities in our Consolidated Balance Sheet as of July 26, 2002. These repurchased shares, together with the repurchased shares from NBC were classified in our Consolidated Balance Sheets as Treasury Stock as of July 26, 2002.

        As a result of a variety of factors, including the September 11, 2001 terrorist attacks, several well-publicized cases of corporate fraud and claims history in connection with our performers, we have seen an increase of approximately $2.5 million in our annual insurance premiums for our latest round of renewals. In general, while we have maintained a level of insurance coverage and deductibles consistent with the prior years for our policies, our participant legal liability insurance now has a deductible of $10.0 million per occurrence, up from a zero deductible. Given the recent trends in the insurance industry, it has been difficult for us to maintain coverage levels at costs consistent with prior year amounts.

        Through September 1, 2002, we believe that funding for the XFL has essentially been completed. Cumulatively, through September 1, 2002, we funded a total of approximately $57.6 million ($32.0 million, net of applicable tax benefits).

        On October 26, 2000 we entered into a lease agreement with General Electric for a 1998 Canadair Challenger 604 airplane. The term of this aircraft lease is for twelve years ending on October 30, 2012. The monthly lease payment for this aircraft lease is determined by a floating rate, which is based upon the 30-day US Commercial Paper Rate as stated by the Federal Reserve plus an additional 1.95%. The current monthly payment is approximately $120,000.

        We have not entered into any contracts that would require us to make significant guaranteed payments other than those that were previously disclosed in the Liquidity and Capital Resource section of our Annual Report on Form 10-K for our fiscal year ended April 30, 2002.

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

  Application of Critical Accounting Policies

        There have been no changes to our accounting policies from what was previously disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2002.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not determined the impact, if any, the adoption of this statement will have on our financial position or results of operations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Annual Report, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend",

"estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our story lines and the popularity of our brand of entertainment; (iii) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and story lines; (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, and in this regard our primary distribution agreement with Viacom runs until Fall 2003 for its UPN network and Fall 2005 for its MTV and TNN networks; (v) we may not be able to compete effectively with companies providing other forms of entertainment and programming, and many of these competitors have greater financial resources than we; (vi) we may not be able to protect our intellectual property rights which could negatively impact our ability to compete in the sports entertainment market; (vii) general economic conditions or a change in the popularity of our brand of sports entertainment could adversely impact our business; (viii) risks associated with producing live events, both domestically and internationally, including without limitation risks that our insurance may not cover liabilities resulting from accidents or injuries and that we may be prohibited from promoting and conducting live events if we do not comply with applicable regulations; (ix) uncertainties associated with international markets; (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably; (xi) any new or complementary businesses into which we may expand in the future could adversely affect our existing businesses; (xii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can exercise significant influence over our affairs, and his interests could conflict with the holders of our Class A common stock; and (xiii) a substantial number of shares will be eligible for future sale by our current majority stockholder, and the sale of those shares could lower our stock price. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        No information with respect to market risk has been included as it has not been material to our financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 6 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        Between May 22, 2002 and June 12, 2002, the Company solicited written consents to an amendment to its Amended and Restated Certificate of Incorporation to change the Company name from "World Wrestling Federation Entertainment, Inc." to "World Wrestling Entertainment, Inc". Such amendment was approved by a vote of 559,065,285 for, 26,964 against, and 2,194 abstaining. 4,490,362 shares were not voted.

Item 6. Exhibits and Reports on Form 8-K

(a.)
Exhibits

        None

(b.)
Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)
Dated: September 9, 2002	By:	/s/ AUGUST J. LIGUORI August J. Liguori Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

In connection with the Quarterly Report of World Wrestling Entertainment, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended July 26, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his/her knowledge:

1.
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934: and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ LINDA E. MCMAHON Linda E. McMahon Chief Executive Officer
/s/ AUGUST J. LIGUORI August J. Liguori Executive Vice President, Chief Financial Officer and Treasurer

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Linda E. McMahon, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of World Wrestling Entertainment, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 9, 2002

/s/ LINDA E. MCMAHON Linda E. McMahon Chief Executive Officer

        I, August J. Liguori, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of World Wrestling Entertainment, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        Dated: September 9, 2002

/s/ AUGUST J. LIGUORI August J. Liguori Executive Vice President, Chief Financial Officer and Treasurer

QuickLinks

World Wrestling Entertainment, Inc. Table of Contents
World Wrestling Entertainment, Inc. Consolidated Balance Sheets (dollars in thousands, except share and per share data)
World Wrestling Entertainment, Inc. Consolidated Statements of Income (dollars in thousands, except per share data) (Unaudited)
World Wrestling Entertainment, Inc. Consolidated Statements of Stockholders' Equity and Comprehensive Income (dollars and shares in thousands) (Unaudited)
World Wrestling Entertainment, Inc. Consolidated Statements of Cash Flows (dollars in thousands) (Unaudited)
World Wrestling Entertainment, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except share and per share data) (Unaudited)
PART II. OTHER INFORMATION
SIGNATURE