Form 10-Q
period 2002-10-25
WORLD WRESTLING ENTERTAINMENTINC
filed 2002-12-09
CIK 1091907

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2002
or
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        At December 2, 2002, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 15,625,935 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 54,780,207.

World Wrestling Entertainment, Inc.

Table of Contents

World Wrestling Entertainment, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	As of October 25, 2002	As of April 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,701	$86,659
Short-term investments	207,167	207,407
Accounts receivable (less allowance for doubtful accounts of $2,662 as of October 25, 2002 and $2,890 as of April 30, 2002)	48,632	63,835
Inventory, net	1,517	1,851
Prepaid expenses and other current assets	18,309	15,935

Total current assets	332,326	375,687
PROPERTY AND EQUIPMENT — NET	92,670	91,759
GOODWILL—NET	2,533	2,533
INTANGIBLE ASSETS	9,055	9,055
OTHER ASSETS	9,122	8,407

TOTAL ASSETS	$445,706	$487,441

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$624	$601
Accounts payable	15,201	21,565
Accrued expenses and other liabilities	36,044	42,511
Deferred income	23,465	23,414
Net liabilities of discontinued operations	288	610

Total current liabilities	75,622	88,701
LONG-TERM DEBT	8,985	9,302
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 18,215,427 shares issued as of October 25, 2002 and 18,184,177 shares issued as of April 30, 2002)	182	181
Class B common stock: ($.01 par value; 60,000,000 shares authorized; 54,780,207 shares issued as of October 25, 2002 and April 30, 2002)	548	548
Treasury Stock (2,589,492 shares repurchased as of October 25, 2002 and 100,000 shares repurchased as of April 30, 2002)	(30,693)	(1,139)
Additional paid-in capital	297,362	296,938
Accumulated other comprehensive loss	(659)	(525)
Retained earnings	94,359	93,435

Total stockholders' equity	361,099	389,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$445,706	$487,441

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 25, 2002	October 26, 2001	October 25, 2002	October 26, 2001
Net revenues	$92,768	$98,208	$180,915	$188,877
Cost of revenues	64,189	62,835	122,708	121,101
Selling, general and administrative expenses	27,252	27,017	51,155	52,273
Depreciation and amortization	2,915	2,645	5,729	4,885

Operating (loss) income	(1,588)	5,711	1,323	10,618
Interest expense	188	169	379	400
Interest income and other (loss) income, net	(730)	2,274	390	17,045

(Loss) income before income taxes	(2,506)	7,816	1,334	27,263
(Benefit) provision for income taxes	(902)	2,975	410	10,430

Net (loss) income	$(1,604)	$4,841	$924	$16,833

(Loss) earnings per common share — basic and diluted	$(0.02)	$0.07	$0.01	$0.23

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(dollars and shares in thousands)

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock	Additional Paid-in Capital		Retained Earnings
	Shares	Amount					Total
Balance, May 1, 2002	72,864	$729	$(1,139)	$296,938	$(525)	$93,435	$389,438
Comprehensive income:
Translation adjustment		—	—	—	(55)	—	(55)
Unrealized holding loss, net of tax		—	—	—	(79)	—	(79)
Net income		—	—	—	—	924	924

Total comprehensive income							790

Exercise of stock options	31	1	—	404	—	—	405
Tax benefit from exercise of stock options				20	—	—	20
Repurchase of common stock	(2,489)	—	(29,554)	—	—	—	(29,554)

Balance, October 25, 2002	70,406	$730	$(30,693)	$297,362	$(659)	$94,359	$361,099

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	October 25, 2002	October 26, 2001
OPERATING ACTIVITIES:
Net income	$924	$16,833
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of stock	—	(7,138)
Effect of change in accounting principle, net of tax	—	(1,487)
Revaluation of warrants	—	(401)
Depreciation and amortization	5,729	4,885
Amortization of deferred income	635	872
Provision for doubtful accounts	603	(378)
Provision for inventory obsolescence	513	1,403
Changes in assets and liabilities:
Accounts receivable	14,859	28,573
Inventory	(179)	(567)
Prepaid expenses and other assets	(3,252)	2,782
Accounts payable	(6,363)	(1,864)
Accrued expenses and other liabilities	(6,311)	(6,509)
Deferred income	(585)	(3,002)

Net cash provided by continuing operations	6,573	34,002
Net cash used in discontinued operations	(645)	(13,042)

Net cash provided by operating activities	5,928	20,960

INVESTING ACTIVITIES:
Purchase of property and equipment	(6,880)	(11,724)
Sale of short-term investments, net	116	1,840
Net proceeds from exercise and sale of warrants	—	10,903

Net cash (used in) provided by continuing operations	(6,764)	1,019
Net cash provided by discontinued operations	—	1,439

Net cash (used in) provided by investing activities	(6,764)	2,458

FINANCING ACTIVITIES:
Repayments of long-term debt	(295)	(273)
Repurchase of common stock	(29,554)	(1,139)
Net proceeds from exercise of stock options	405	—

Net cash used in continuing operations	(29,444)	(1,412)
Net cash provided by discontinued operations	322	5,100

Net cash (used in) provided by financing activities	(29,122)	3,688

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,958)	27,106
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,659	45,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,701	$72,146

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$2,628	$5,087
Cash paid during the period for interest	$379	$400

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(Unaudited)

1.    Basis of Presentation and Business Description

        The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and its wholly owned subsidiaries, TSI Realty Company, World Wrestling Entertainment Canada, Inc., World Wrestling Entertainment (International) Limited, Stephanie Music Publishing, Inc., WCW, Inc., Event Services, Inc., The World Entertainment, Inc., WWE Hotel & Casino Ventures, LLC, WWE Sports, Inc. and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company"). WWE Sports, Inc. owns 50% and had operating control of XFL, LLC, a professional football league, which was a venture with National Broadcasting Company ("NBC"). In early May 2001, the Company formalized its decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations as of April 30, 2001. For the three and six months ended October 25, 2002 and October 26, 2001, there were no results from discontinued operations.

        All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

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

2.    Earnings Per Share

        For the three months ended October 25, 2002, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of common shares outstanding was 70,407,229.

        For the six months ended October 25, 2002, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of common shares outstanding was 70,749,703.

        For the three months ended October 26, 2001, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of common shares outstanding was 72,837,879.

        For the six months ended October 26, 2001, for the purpose of calculating earnings per share—basic, the weighted average number of common shares outstanding was 72,884,339 and for the purpose of calculating earnings per share—diluted, the weighted average number of common shares outstanding was 72,884,588, which includes 249 shares representing the dilutive effect of common stock equivalents.

        Excluded from the calculation of weighted average common shares outstanding for dilutive earnings per share purposes were outstanding options to purchase 7,248,925 common shares for the three and six months ended October 25, 2002 and 6,544,000 and 6,534,000 for the three and six months ended October 26, 2001, respectively, because the impact would have been anti-dilutive.

3.    Segment Information

        The Company's continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events, television programming and pay-per-view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos and the operations of the Company's entertainment complex. The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Revenues derived from sales outside of North America were approximately $13,575 and $23,500 for the three and six months ended October 25, 2002, respectively, and approximately $6,975 and $14,950 for the three and six months ended October 26, 2001, respectively. The table presents information about the financial results of each segment for the three and six months ended October 25,

2002 and October 26, 2001 and assets as of October 25, 2002 and April 30, 2002. Unallocated assets consist primarily of cash, short-term investments and real property.

	Three Months Ended		Six Months Ended
	October 25, 2002	October 26, 2001	October 25, 2002	October 26, 2001
Net Revenues:
Live and televised entertainment	$70,652	$72,676	$138,468	$145,069
Branded merchandise	22,116	25,532	42,447	43,808

Total net revenues	$92,768	$98,208	$180,915	$188,877

Depreciation and Amortization:
Live and televised entertainment	$861	$743	$1,668	$1,475
Branded merchandise	1,190	628	2,387	1,202
Corporate	864	1,274	1,674	2,208

Total depreciation and amortization	$2,915	$2,645	$5,729	$4,885

Operating Income:
Live and televised entertainment	$16,951	$22,439	$35,890	$46,117
Branded merchandise	2,027	3,434	3,518	2,475
Corporate	(20,566)	(20,162)	(38,085)	(37,974)

Total operating (loss) income	($1,588)	$5,711	$1,323	$10,618

	As of
	October 25, 2002	April 30, 2002
Assets:
Live and televised entertainment	$64,611	$78,799
Branded merchandise	50,454	51,540
Unallocated	330,641	357,102

Total assets	$445,706	$487,441

4.    Property and Equipment

        Property and equipment consisted of the following as of:

	October 25, 2002	April 30, 2002
Land, buildings and improvements	$85,296	$83,047
Equipment	42,325	43,747
Vehicles	740	769

	128,361	127,563
Less accumulated depreciation and amortization	35,691	35,804

Total	$92,670	$91,759

        Depreciation and amortization expense for property and equipment was $2,915 and $5,729 for the three and six months ended October 25, 2002, respectively, and $2,645 and $4,885 for the three and six months ended October 26, 2001, respectively.

5.    Investments

        Short-term investments consisted of the following as of October 25, 2002 and April 30, 2002:

	October 25, 2002
	Cost	Unrealized Holding Loss	Fair Value
Government obligations	$40,100	$—	$40,100
Corporate obligations and other	117,265	(125)	117,140
Mortgage backed securities	49,927	—	49,927

Total	$207,292	$(125)	$207,167

	April 30, 2002
	Cost	Unrealized Holding Loss	Fair Value
Government obligations	$26,725	$—	$26,725
Corporate obligations and other	129,763	(518)	129,245
Mortgage backed securities	51,437	—	51,437

Total	$207,925	$(518)	$207,407

6.    Commitments and Contingencies

Legal Proceedings

        In April 2000, the World Wide Fund for Nature and its American affiliate, the World Wildlife Fund (collectively, the "Fund") instituted legal proceedings against the Company in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of a 1994 agreement between the Fund and the Company regarding the use of the initials "wwf." The Fund alleged that the

Company's use of the initials "wwf" in various contexts, including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of its websites, and (ii) the Company's "scratch" letter logo, were in violation of the parties' agreement. In January 2001, the Fund filed for summary judgment on its claims. On August 10, 2001, the trial judge granted the Fund's motion for summary judgment, holding that the Company breached the parties' agreement by using the "wwf" website addresses and scratch logo, and that a trial is not warranted on those issues. On October 1, 2001, the judge issued a form of written injunction barring the Company, either on its own or through its officers, servants, agents, subsidiaries, licensees or sublicensees, its television or other affiliates or otherwise, of most uses of the initials "wwf," including in connection with the "wwf" website addresses and the use of the scratch logo. On February 27, 2002, the Court of Appeals affirmed the trial judge's decision and dismissed the Company's appeal, and on June 10, 2002, the House of Lords declined to hear the Company's appeal. The Company was given five months from the date of the House of Lords' decision, until November 10, 2002, to comply with that injunction. The Fund also has pending before the English court a claim for damages associated with the Company's use of the initials "wwf." To date, no proceedings before the English court have been scheduled to adjudicate the Fund's alleged damages claims.

        In compliance with the injunction, the Company has taken the following significant steps, many of which go beyond the literal requirements of the injunction: (1) changed its name to "World Wrestling Entertainment, Inc."; (2) switched its initials to "WWE"; (3) revised its logo to be a scratch "WW"; (4) incorporated these changes into, among other things, the Company's television and pay-per-view shows, promotional materials, advertising campaigns, statutory filings with federal and state agencies, and corporate stationery and corporate facilities; (5) advised its licensees and business partners of the terms of the injunction; and (6) directed its licensees and business partners to refrain from using the initials "WWF" in any manner which, if done by the Company, would be a breach of any of the prohibitions of the injunction. However, the elimination of certain historical uses of the scratch logo, including, specifically, WWE's archival video footage containing the scratch logo during the period 1998-May 2002 and the scratch logo embedded in programming code of WWE-licensed video games created during the period 1999-2001 is, as a practical matter, not possible and legally not consistent with WWE's exclusive rights of ownership and distribution of those copyrighted works under the United States Copyright Act.

        The Company initiated discussions with the Fund in the summer of 2002 to attempt to resolve outstanding issues as well as to seek an overall settlement of the parties' dispute. In connection with those ongoing discussions, which continued through October 2002, the Fund proposed to extend the injunction compliance date until February 10, 2003, which proposal the Company accepted in writing. In reliance on that agreement, the Company advised its licensees that the injunction would not take effect until February 2003. On October 29, 2002, less than two weeks before the injunction compliance date, the Fund, through its Legal Advisor, took the position that there was no agreement and that it would not jointly move the Court to extend the injunction compliance date. In addition, the Fund for the first time asserted damages associated with the Company's use of the initials "wwf" and claimed that at least $360 million would be required to fund a multi-year media advertising campaign to remedy the Fund's alleged loss of recognition/exclusivity as a result of the Company's use of the initials "wwf." The Fund, through its Legal Advisor, demanded a payment of $90 million prior to the injunction compliance date to settle its alleged damages claims and resolve all remaining issues. The Company vigorously rejects the Fund's demand and contends that the Fund's tactics are a bad faith attempt to coerce the Company into an unwarranted cash payment of $90 million. Indeed, despite repeated inquires by the Company throughout the parties' discussions, the Fund has never provided the Company with any documentation or support for any alleged damage claims, nor has the Fund come forward with any evidence throughout the entire litigation that it suffered any actual injury to its fundraising and/or environmental conservation activities as a result of the Company's conduct. The Company strongly disputes that the Fund has suffered any such damages. The Company is unable to predict the outcome of any adjudication of the Fund's claims in an English court if the Fund were actually to present a damages claim. An unfavorable outcome of the Fund's damages claims, however, may have a material adverse effect on the Company's financial condition, results of operations or prospects.

        In addition to the damages claimed by the Fund against the Company, the Company also faces potential claims for losses, which could be substantial, that may be sustained by third party licensees in connection with the enforcement of the injunction against them for sale of licensed products containing the scratch logo after November 10, 2002. At a hearing on November 25 and 26, 2002, on application for relief by THQ/Jakks Pacific LLC ("THQ/Jakks"), the Company's videogame licensee, the English court ruled that THQ/Jakks' distribution of products containing historically embedded references to the WWF scratch logo visible only through the gameplaying functionality of the videogames would be in violation of the injunction and place both THQ/Jakks and the Company in contempt of court. The Company previously directed THQ / Jakks not to distribute videogames containing such references to the WWF scratch logo after November 10, 2002. THQ/Jakks has advised the Company that it will comply with that direction.

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

        In response to a demand letter from the William Morris Agency, Inc., the Company filed an action on October 2, 2000, in the United States District Court for the Southern District of New York seeking declaratory, legal and equitable relief relating to Defendant's improper claims for commissions on business opportunities with which it had no involvement. William Morris filed a counterclaim on February 1, 2001, alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. In October 2002, the Company settled its litigation with William Morris. Under the settlement, the Company paid William Morris $13.0 million to end the litigation and to buy out all potential obligations under the parties' contract. As a result of the settlement, the Company took a charge of $5.9 million, of which approximately $3.5 million was included in cost of revenues and approximately $2.4 million was included in selling, general and administrative expenses for the three months ended October 25, 2002. Prior to the settlement, the Company had accrued and expensed approximately $7.1 million, which was included in cost of revenues.

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

        The Company is not currently a party to any other material legal proceedings. However, the Company is involved in several other suits and claims in the ordinary course of business, and it may from time to time become a party to other legal proceedings.

7.    Discontinued Operations

        In early May 2001, the Company formalized its decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations in the Consolidated Statements of Operations. This decision was a culmination of management's analysis of the financial viability of the venture, which commenced during the fourth quarter of fiscal 2001.

        On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. In May 2002, the Company repurchased these shares from NBC for $27,692. These shares were included in Treasury Stock in the Company's Consolidated Balance Sheet as of October 25, 2002.

        The XFL business, which has been classified as Discontinued Operations in the accompanying Consolidated Balance Sheets, is summarized as follows:

	As of October 25, 2002	As of April 30, 2002
Assets:
Cash	$550	$3,907

Total Assets	$550	$3,907

Liabilities:
Accounts payable	39	39
Accrued expenses	1,087	5,089
Minority interest	(288)	(611)

Total Liabilities	$838	$4,517

Net Liabilities	$(288)	$(610)

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

        Over the past several quarters, we have experienced softening in the key drivers of our business: television ratings, average attendance at our live events and pay-per-view buys, although ratings for each of our brand's flagship programs have remained relatively consistent for the current period and the prior quarter. We have continued to sign additional performers, deepening our talent pool and providing us the ability to have two separate and distinct brands under the WWE umbrella, Raw and SmackDown!. Each brand has its own talent roster, touring schedule, storyline and television programming lineup. Currently, our pay-per-view programs present matches from both brands. We are fine tuning our approach in delivering two compelling storylines that capture our audience's attention as we continue in our rebuilding phase to strengthen television ratings, live event attendance and pay-per-view buys. We still retain the distinction as consistently being the #1 regularly scheduled program on cable with Raw which airs Monday nights on TNN, and we are the highest-rated show on network television on Thursday nights among male teens with our UPN program, SmackDown!. We believe that the competition between our two brands is an important aspect in our genre of television programming.

        International growth is one of our key initiatives. The creation of two brands has provided us with the logistical opportunity to tour more internationally. Since we have a television presence in over 130 countries worldwide, we already have a base from which we can embark on live event touring. Through October of calendar 2002, we have presented 12 events, playing to audiences totaling nearly 180,000 fans in Europe, Asia and Australia. Given the success of the tours, we have scheduled eight tours across five continents during calendar 2003. The successful expansion of our international live event tours, in conjunction with the subsequent introduction of a wide array of World Wrestling Entertainment, Inc. branded merchandise, ensures that we now have the critical elements in place to further increase our penetration in markets around the world.

        In May 2002, we changed our name to World Wrestling Entertainment, Inc. The injunction issued by the English Court in legal proceedings instituted against us by World Wide Fund for Nature, unless modified or clarified, may adversely affect the future use or repackaging of our historical video library to the extent it contains our former logo and verbal references to the "WWF". See Note 6 to Notes to Consolidated Financial Statements.

        In October 2002, we settled litigation with William Morris Inc. for $13.0 million, of which $7.1 million was previously accrued and expensed in cost of revenues in our financial statements, and the remaining $5.9 million was recorded in the second quarter of fiscal 2003. Of the $5.9 million, $3.5 million was included in cost of revenues and $2.4 million was included in selling, general and administrative expenses.

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

Results of Operations

Second quarter ended October 25, 2002 compared to second quarter ended October 26, 2001

Net Revenues.    Net revenues were $92.8 million for the three months ended October 25, 2002 as compared to $98.2 for the three months ended October 26, 2001, a decrease of $5.4 million, or 6%. Of this decrease, $2.0 million was from our live and televised entertainment activities and $3.4 million was from our branded merchandise activities.

        Live and Televised Entertainment.    Net revenues were $70.7 million for the three months ended October 25, 2002 as compared to $72.7 million for the three months ended October 26, 2001, a decrease of $2.0 million, or 3%. Pay-per-view revenues decreased by $3.1 million for the three months ended October 25, 2002. Pay-per-view buys for the three events held in the second quarter decreased by 0.2 million to approximately 0.9 million for the three months ended October 25, 2002. This was partially offset by an increase in the retail price from $29.95 to $34.95 effective with our Backlash event in April 2002. Prior year buys decreased 0.2 million to 0.1 million for the three months ended October 25, 2002. Advertising revenues decreased by $1.2 million for the three months ended October 25, 2002 due primarily to a decline in television ratings and a decrease in sponsorship revenues. Revenues from live events increased by $2.0 million as a result of an increase in total attendance as we held 87 events during the three months ended October 25, 2002 as compared to 55 events in the year ago quarter and to a lesser extent, an increase in the average ticket price. Average attendance decreased to approximately 5,300 from approximately 8,600 per event. Revenues from our television rights fees increased by $0.3 million due primarily to the executive producer fee we received associated with the upcoming film, Helldorado.

        Branded Merchandise.    Net revenues were $22.1 million for the three months ended October 25, 2002 as compared to $25.5 million for the three months ended October 26, 2001, a decrease of $3.4 million, or 13%. Licensing revenues decreased $4.7 million primarily due to the timing of cash receipts in the prior year that were reflected in the second quarter of fiscal 2002 and to lower sales in the toy, apparel and book publishing categories. Revenues from our entertainment complex, The World, decreased by $0.9 million primarily due to the decreased consumer traffic at the facility. Merchandise revenues decreased by $0.2 million due to the decrease in shopzone.com and catalog sales offset partially by higher venue sales attributable to increased per capita spending. Home video revenues increased by $1.2 million due to an increase in the number of units sold, combined with the shift in product mix from VHS units to DVD units, which wholesale for approximately $5.00 more than a VHS unit. SmackDown! Records revenues increased by $0.7 million due to the timing of the release of our recent album, Forceable Entry. New media revenues increased by $0.4 million due to an increase in internet advertising revenues.

Cost of Revenues.    Cost of revenues was $64.2 million for the three months ended October 25, 2002 as compared to $62.8 million for the three months ended October 26, 2001, an increase of $1.4 million. Of this increase, $3.0 million was from our live and televised entertainment activities offset by a decrease of $1.6 million from our branded merchandise activities. Gross profit as a percentage of net revenues was 31% for the three months ended October 25, 2002 as compared to 36% for the three months ended October 26, 2001.

        Live and Televised Entertainment.    The cost of revenues for our live and televised entertainment activities was $49.7 million for the three months ended October 25, 2002 as compared to $46.7 million for the three months ended October 26, 2001, an increase of $3.0 million, or 6%. Of this increase, $2.0 million was due to an increased number of events held resulting in higher arena rentals, arena advertising and talent travel costs for the three months ended October 25, 2002 as compared to the second quarter of fiscal 2002. In addition, cost of revenues increased by $3.5 million due to the charge related to the settlement of the William Morris litigation. These increases were partially offset by a decrease of $0.9 million in advertising costs primarily due to a decrease in the participation to TNN as a result of lower advertising revenues. In addition, television costs decreased by $1.1 million and talent costs decreased by $0.6 million as compared to the second quarter of fiscal 2002. Gross profit as a percentage of net revenues was 30% for the three months ended October 25, 2002 as compared to 36% for the three months ended October 26, 2001. The decrease in gross profit as a percentage of net revenues was due primarily to the decrease in pay-per-view revenues and the settlement of litigation.

        Branded Merchandise.    The cost of revenues for our branded merchandise activities was $14.5 million for the three months ended October 25, 2002 as compared to $16.1 million for the three months ended October 26, 2001, a decrease of $1.6 million, or 10%. Licensing cost of revenues decreased by $2.9 million due partially to a decrease in revenues resulting in lower talent royalties. In addition, in December 2001, our agreement to sponsor an NHRA racing team lapsed, resulting in a decrease in licensing costs of $1.0 million compared to the second quarter of fiscal 2002. Partially offsetting this decrease in cost of revenues were $0.9 million of costs associated with certain changes within our shopzone.com operations. Gross profit as a percentage of net revenues was 34% for the three months ended October 25, 2002 as compared to 37% for the three months ended October 26, 2001. The decrease in gross profit as a percentage of net revenues was due primarily to the decrease in revenues from our entertainment complex, The World.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") were $27.3 million for the three months ended October 25, 2002 as compared to $27.0 million for the three months ended October 26, 2001, an increase of $0.3 million, or 1%. Excluding $2.4 million associated with the unfavorable settlement of the William Morris litigation during the three months ended October 25, 2002, SG&A was $24.9 million or a decrease of $2.1 million as compared to the three months ended October 26, 2001. This decrease was due to expense reduction initiatives and the impact in the prior year of $0.6 million of costs associated with our former Hotel & Casino. SG&A as a percentage of net revenues, excluding the $2.4 million unfavorable settlement, was 27% for both the three months ended October 25, 2002 and the three months ended October 26, 2001. In July 2002, we began to realign our operating expenses and as a result, we decreased our workforce and have reduced our departmental operating expense budgets by $20.0 million for fiscal 2003. We expect to continue to see the benefits of this realignment in subsequent quarters.

Depreciation and Amortization.    Depreciation and amortization expense was $2.9 million for the three months ended October 25, 2002 as compared to $2.6 million for the three months ended October 26, 2001.

Interest Expense.    Interest expense was $0.2 million for the three months ended October 25, 2002 and the three months ended October 26, 2001.

Interest Income and Other (Loss) Income, Net.    Interest income and other (loss) income, net decreased to ($0.7) million for the three months ended October 25, 2002 as compared to $2.3 million for the three months ended October 26, 2001, a decrease of $3.0 million. The decrease was primarily due to a loss incurred in the second quarter of fiscal 2003 from an investment in mortgage back securities in addition to lower average rates earned from all of our investments.

(Benefit) Provision for Income Taxes.    The (benefit) provision for income taxes decreased to ($0.9) million for the three months ended October 25, 2002 compared to $3.0 million for the three months ended October 26, 2001. Our effective tax rate was approximately 36% and 38% for the second quarter of fiscal 2003 and fiscal 2002, respectively.

Six months ended October 25, 2002 compared to the six months ended October 26, 2001

Net Revenues.    Net revenues were $180.9 million for the six months ended October 25, 2002 as compared to $188.9 million for the six months ended October 26, 2001, a decrease of $8.0 million, or 4%. Of this decrease, $6.6 million was from our live and televised entertainment activities and $1.4 million was from our branded merchandise activities.

        Live and Televised Entertainment.    Net revenues were $138.5 million for the six months ended October 25, 2002 as compared to $145.1 million for the six months ended October 26, 2001, a decrease of $6.6 million, or 5%. Pay-per-view revenues decreased by $9.3 million for the six months ended October 25, 2002. Pay-per-view buys for the six events held in the six months ended October 25, 2002 decreased by 0.7 million to approximately 1.9 million from 2.6 million for the six months ended October 26, 2001. This was offset by an increase in the retail price from $29.95 to $34.95 effective with our Backlash event in April 2002. Prior year buys decreased 0.1 million to 0.4 million for the six months ended October 25, 2002. In addition, advertising revenues decreased by $4.0 million for the six months ended October 25, 2002 due primarily to a decline in television ratings and a decrease in sponsorship revenues. These decreases were partially offset by increased live event revenues of $6.1 million due to higher total attendance as a result of 76 more events held in the six months ended October 25, 2002. Average attendance decreased to approximately 5,500 from approximately 9,100 per event in the prior year. Revenues from our television rights fees increased by $0.6 million due primarily to rights fees associated with a special that aired on TNN.

        Branded Merchandise.    Net revenues were $42.4 million for the six months ended October 25, 2002 as compared to $43.8 million for the six months ended October 26, 2001, a decrease of $1.4 million, or 3%. Licensing revenues decreased $2.2 million primarily due to lower sales in the toy, apparel and book publishing categories partially offset by an increase in the video game category. Revenues from our entertainment complex, The World, decreased by $2.0 million due primarily to decreased consumer traffic at the facility. These decreases were partially offset by increased revenues from our merchandise business of $1.1 million due primarily to an increase in per capita spending at our events. In addition, home video revenues increased by $2.0 million due to an increase in the number of units sold, combined with the shift in product mix from VHS units to DVD units, which wholesale for approximately $5.00 more than a VHS unit.

Cost of Revenues.    Cost of revenues was $122.7 million for the six months ended October 25, 2002 as compared to $121.1 million for the six months ended October 26, 2001, an increase of $1.6 million. Of this increase, $3.4 million was from our live and televised entertainment activities offset by a decrease of $1.8 million from our branded merchandise activities. Gross profit as a percentage of net revenues was 32% for the six months ended October 25, 2002 as compared to 36% for the six months ended October 26, 2001.

        Live and Televised Entertainment.    The cost of revenues for our live and televised entertainment activities was $94.6 million for the six months ended October 25, 2002 as compared to $91.2 million for the six months ended October 26, 2001, an increase of $3.4 million, or 4%. This increase was primarily due to a $4.2 million increase related to the additional number of live events we held in fiscal 2003, resulting in higher arena rentals, arena advertising and talent travel costs. In addition, cost of revenues increased by $3.5 million due to the charge related to the settlement of the William Morris litigation. These increases were partially offset by a $2.8 million decrease in advertising costs due primarily to a decrease in the participation to TNN as a result of lower advertising revenues and to a lesser extent, a decrease in sponsorship expenses. In addition, talent costs decreased by $0.7 million and pay per view service fees decreased by $0.5 million primarily due to a decrease in revenues. Gross profit as a percentage of net revenues was 32% for the six months ended October 25, 2002 as compared to 37%

for the six months ended October 26, 2001. The decrease in gross profit as a percentage of net revenues was due primarily to the decrease in pay-per-view revenues and the settlement of litigation.

        Branded Merchandise.    The cost of revenues for our branded merchandise activities was $28.1 million for the six months ended October 25, 2002 as compared to $29.9 million for the six months ended October 26, 2001, a decrease of $1.8 million. Licensing cost of revenues decreased by $3.1 million due partially to a decrease in revenues resulting in lower talent royalties. In addition, in December 2001, our agreement to sponsor an NHRA racing team lapsed, resulting in a decrease in licensing costs of $2.1 million compared to the six months ended October 26, 2001. Cost of revenues for new media decreased by $0.8 million due to lower maintenance and technical costs. In addition, cost of revenues from our entertainment complex, The World, decreased by $0.7 million due primarily to the decline in revenues. These decreases in cost of revenues were offset partially by $0.9 million of costs associated with certain changes within our shopzone.com operations. In addition, home video costs increased by $0.4 million due primarily to increased distribution fees resulting from the increase in home video revenues and SmackDown! Record costs increased by $0.5 million due to higher recording and marketing costs. Gross profit as a percentage of net revenues was 34% for the six months ended October 25, 2002 as compared to 32% in the second quarter of fiscal 2002. The increase in gross profit as a percentage of net revenues was due primarily to increases in home video revenues and the positive impact on expenses arising from the expiration of the NHRA agreement.

Selling, General and Administrative Expenses.    SG&A was $51.2 million for the six months ended October 25, 2002 as compared to $52.3 million for the six months ended October 26, 2001, a decrease of $1.1 million, or 2%. Excluding $1.1 million of net favorable settlements of lawsuits during the six months ended October 25, 2002, SG&A was $52.3 million or even when compared to the six months ended October 26, 2001. This was due to expense reduction initiatives and the impact in the prior year of $0.9 million of costs associated with our former Hotel & Casino offset by an increase of $2.6 million in advertising and promotion expenses. SG&A as a percentage of net revenues, excluding the net favorable settlements, was 29% for the six months ended October 25, 2002 as compared to 28% in the six months ended October 26, 2001. In July 2002, we began to realign our operating expenses and as a result, we decreased our workforce and reduced our departmental operating expense budgets by $20.0 million for fiscal 2003. We expect to continue to see the benefits of this realignment in subsequent quarters.

Depreciation and Amortization.    Depreciation and amortization expense was $5.7 million for the six months ended October 25, 2002 as compared to $4.9 million for the six months ended October 26, 2001.

Interest Expense.    Interest expense was $0.4 million for the six months ended October 25, 2002 and October 26, 2001.

Interest Income and Other (Loss) Income, Net.    Interest income and other (loss) income, net was $0.4 million for the six months ended October 25, 2002 as compared to $17.0 million for the six months ended October 26, 2001, a decrease of $16.6 million. Included in fiscal 2002 was a gain of $7.1 million related to the exercise and sale of certain warrants. In addition, as a result of our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", we recorded income of $2.2 million from the revaluation of certain warrants in the first quarter of fiscal 2002. Interest income decreased by $7.4 million primarily due to a decrease in interest rates earned on all of our investments as well as a loss incurred from an investment in mortgage backed securities.

Provision for Income Taxes.    The provision for income taxes decreased to $0.4 million for the six months ended October 25, 2002 as compared to $10.4 million for the six months ended October 26, 2001. Our effective tax rate was approximately 31% and 38% for the six months ended fiscal 2003 and fiscal 2002, respectively.

Liquidity and Capital Resources

        Cash flows provided by operating activities for the six months ended October 25, 2002 and for the six months ended October 26, 2001 were $5.9 million and $21.0 million, respectively. Cash flows provided by operating activities from continuing operations decreased to $6.6 million as compared to $34.0 million for the six months ended October 26, 2001. The decrease was due in part to the payment of $13.0 million in October 2002 as a result of the settlement of the William Morris litigation. Working capital, consisting of current assets less current liabilities, was $256.7 million as of October 25, 2002 and $287.0 million as of April 30, 2002.

        Cash flows used in investing activities were $6.8 million for the six months ended October 25, 2002 and cash flows provided by investing activities for the six months ended October 26, 2001 were $2.5 million. Capital expenditures for the six months ended October 25, 2002 were $6.9 million as compared to $11.7 million for the six months ended October 25, 2001. For fiscal 2003, we estimate capital expenditures to be approximately $15.0 million, which includes the purchase of computer equipment, television equipment and leasehold improvements. As of October 25, 2002, we had approximately $207.2 million invested in short-term corporate and government obligations, which consisted of AA or AAA rated instruments and mortgage backed securities, which are Federal Government Agency rated instruments. The maturities of these instruments are generally for a term of three months or shorter.

        Cash flows used in financing activities for the six months ended October 25, 2002 were $29.1 million and cash flows provided by financing activities were $3.7 million for the six months ended October 26, 2001. During the first quarter of fiscal 2001, we sold approximately 2.3 million newly issued shares of our Class A common stock to NBC for $30.0 million. In May 2002, we repurchased these shares from NBC for approximately $27.7 million.

        In July 2002, we repurchased 0.2 million shares of our Class A common stock on the open market at an average price per common share of approximately $10.24, totaling approximately $1.9 million. These repurchased shares, together with the repurchased shares from NBC were classified in our Consolidated Balance Sheets as Treasury Stock as of October 25, 2002.

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

        Through December 2, 2002, we believe that funding for the XFL has essentially been completed. Cumulatively, through December 2, 2002, we funded a total of approximately $57.6 million ($32.0 million, net of applicable tax benefits).

        On October 26, 2000 we entered into a lease agreement with General Electric for a 1998 Canadian Challenger 604 airplane. The term of this aircraft lease is for twelve years ending on October 30, 2012. The monthly lease payment for this aircraft lease is determined by a floating rate, which is based upon the 30-day US Commercial Paper Rate as stated by the Federal Reserve plus an additional 1.95%. The current monthly payment is approximately $120,000.

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

Item 4. Controls and Procedures

        Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

        Unrelated to the review of disclosure controls and procedures, during the six months ended October 25, 2002, the Company identified a series of suspicious financial transactions in connection with the operations of The World, the Company's entertainment complex in New York City. Although these financial transactions did not have a material impact on the Company's financial statements, they did result in a strengthening of controls in certain areas surrounding the Company's expenditure cycle. Such suspicious financial transactions were communicated to the audit committee and the Company's auditors on a timely basis.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 6 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on September 27, 2002.

  (a)
  The election of seven Directors of the Company:

Nominees	Votes
	For	Withheld
Vincent K. McMahon	562,099,988	752,845
Linda E. McMahon	562,099,993	752,840
Lowell P. Weicker, Jr.	562,569,332	283,301
David Kenin	562,569,320	283,313
Joseph Perkins	562,569,308	283,525
Michael B. Solomon	562,569,323	283,510
August J. Liguori	562,099,983	752,850

        On October 31, 2002, August J. Liguori was terminated as Executive Vice President, Chief Financial Officer and Treasurer and resigned as a Director of the Company. Effective November 1, 2002, Frank G. Serpe, who has been with the Company since 1986 and most recently served as the Company's Senior Vice President and Chief Accounting Officer, has been serving as the Company's Acting Chief Financial Officer while the Company conducts a search for Mr. Liguori's replacement.

  (b)
  The approval of the World Wrestling Entertainment, Inc. Employee Stock Purchase Plan:

Votes
For	Withheld
557,615,973	1,566,173
  (c)
  The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending April 30, 2003:

Votes
For	Withheld
562,651,511	194,155

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        None

(b)
Reports on Form 8-K

        The Registrant filed a report on Form 8-K on October 10, 2002, under item 5, other events.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC. (Registrant)
Dated: December 9, 2002	By:	/s/ FRANK G. SERPE Frank G. Serpe Senior Vice President and Acting Chief Financial Officer

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated: December 9, 2002

/s/ LINDA E. MCMAHON Linda E. McMahon Chief Executive Officer

I, Frank G. Serpe, certify that:

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated: December 9, 2002

/s/ FRANK G. SERPE Frank G. Serpe Senior Vice President and Acting Chief Financial Officer

CERTIFICATIONS

        18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

        In connection with the Quarterly Report of World Wrestling Entertainment, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended October, 25, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his/her knowledge:

1.
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934: and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

        Dated: December 9, 2002

/s/ LINDA E. MCMAHON Linda E. McMahon Chief Executive Officer
/s/ FRANK G. SERPE Frank G. Serpe Senior Vice President and Acting Chief Financial Officer

QuickLinks

World Wrestling Entertainment, Inc. Table of Contents
World Wrestling Entertainment, Inc. Consolidated Balance Sheets (dollars in thousands, except share and per share data)
World Wrestling Entertainment, Inc. Consolidated Statements of Operations (dollars in thousands, except per share data) (Unaudited)
World Wrestling Entertainment, Inc. Consolidated Statements of Stockholders' Equity and Comprehensive Income (dollars and shares in thousands) (Unaudited)
World Wrestling Entertainment, Inc. Consolidated Statements of Cash Flows (dollars in thousands) (Unaudited)
World Wrestling Entertainment, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except share and per share data) (Unaudited)
PART II. OTHER INFORMATION
SIGNATURE