Form 10-Q
period 2003-01-24
WORLD WRESTLING ENTERTAINMENTINC
filed 2003-03-10
CIK 1091907

Use these links to rapidly review the document
World Wrestling Entertainment, Inc. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 24, 2003
or
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

        At February 28, 2003, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 15,638,423 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 54,780,207.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.

Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	As of January 24, 2003	As of April 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,778	$86,659
Short-term investments	114,171	207,407
Accounts receivable (less allowance for doubtful accounts of $3,362 as of January 24, 2003 and $2,890 as of April 30, 2002)	52,142	63,835
Inventory, net	1,589	1,851
Prepaid expenses and other current assets	17,617	15,935

Total current assets	341,297	375,687
PROPERTY AND EQUIPMENT—NET	63,165	91,759
GOODWILL—NET	—	2,533
INTANGIBLE ASSETS	9,055	9,055
OTHER ASSETS	22,025	8,407

TOTAL ASSETS	$435,542	$487,441

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$636	$601
Accounts payable	15,026	21,565
Accrued expenses and other liabilities	40,297	42,511
Deferred income	25,195	23,414
Net liabilities of discontinued operations	288	610

Total current liabilities	81,442	88,701
LONG-TERM DEBT	8,822	9,302
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 18,217,192 shares issued as of January 24, 2003 and 18,184,177 shares issued as of April 30, 2002)	182	181
Class B common stock: ($.01 par value; 60,000,000 shares authorized; 54,780,207 shares issued as of January 24, 2003 and April 30, 2002)	548	548
Treasury Stock (2,578,769 shares repurchased as of January 24, 2003 and 100,000 shares repurchased as of April 30, 2002)	(30,569)	(1,139)
Additional paid-in capital	297,315	296,938
Accumulated other comprehensive loss	(557)	(525)
Retained earnings	78,359	93,435

Total stockholders' equity	345,278	389,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$435,542	$487,441

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

Consolidated Statements of Operations
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24, 2003	January 25, 2002	January 24, 2003	January 25, 2002
Net revenues	$95,629	$100,232	$276,544	$289,109
Cost of revenues	58,789	62,748	181,497	183,849
Selling, general and administrative expenses	27,103	26,208	78,258	78,481
Depreciation and amortization	3,473	2,810	9,202	7,695
Impairment of goodwill	2,533	—	2,533	—
Other impairment charges	30,392	—	30,392	—

Operating (loss) income	(26,661)	8,466	(25,338)	19,084
Interest expense	196	196	574	596
Interest and other income (loss), net	864	(632)	1,253	16,413

(Loss) income from continuing operations before income taxes	(25,993)	7,638	(24,659)	34,901
(Benefit) provision for income taxes	(9,993)	2,846	(9,583)	13,276

(Loss) income from continuing operations	(16,000)	4,792	(15,076)	21,625

Discontinued Operations:
Reversal of estimated shutdown costs of the XFL, net of tax benefit and minority interest	—	4,638	—	4,638

Net (loss) income	$(16,000)	$9,430	$(15,076)	$26,263

(Loss) earnings per common share—basic and diluted:
Continuing operations	$(0.23)	$0.07	$(0.21)	$0.30

Discontinued operations	$—	$0.06	$—	$0.06

Net (loss) income	$(0.23)	$0.13	$(0.21)	$0.36

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(dollars and shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
			Treasury Stock	Additional Paid-in Capital		Retained Earnings
	Shares	Amount					Total
Balance, May 1, 2002	72,864	$729	$(1,139)	$296,938	$(525)	$93,435	$389,438
Comprehensive income (loss):
Translation adjustment		—		—	38	—	38
Unrealized holding gain, net of tax		—		—	(70)	—	(70)
Net loss		—				(15,076)	(15,076)

Total comprehensive loss							(15,108)

Exercise of stock options	31	1		404			405
Tax benefit from exercise of stock options				20			20
Repurchase of common stock	(2,489)		(29,554)				(29,554)
Sale of common stock-Employee Stock Purchase Plan	11		124	$(47)			77

Balance, January 24, 2003	70,417	$730	$(30,569)	$297,315	$(557)	$78,359	$345,278

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	January 24, 2003	January 25, 2002
OPERATING ACTIVITIES:
Net (loss) income	$(15,076)	$26,263
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	—	(4,638)
Gain on sale of stock	—	(7,138)
Revaluation of warrants	—	(17)
Depreciation and amortization	9,202	7,695
Amortization of deferred income	(952)	(931)
Provision for doubtful accounts	1,353	(238)
Provision for inventory obsolescence	618	2,389
Impairment charges, goodwill and long-lived assets, net of tax	20,413	—
Changes in assets and liabilities:
Accounts receivable	10,750	10,690
Inventory	(356)	(861)
Prepaid expenses and other assets	(2,878)	117
Accounts payable	(6,539)	(2,044)
Accrued expenses and other liabilities	(2,205)	623
Deferred income	2,732	12,543

Net cash provided by continuing operations	17,062	44,453
Net cash used in discontinued operations	(644)	(13,287)

Net cash provided by operating activities	16,418	31,166

INVESTING ACTIVITIES:
Purchase of property and equipment	(11,228)	(14,964)
Purchase of other assets	—	(4,900)
Sale of short-term investments, net	93,124	819
Net proceeds from sale of stock	—	10,903

Net cash provided by (used in) continuing operations	81,896	(8,142)
Net cash provided by discontinued operations	—	1,602

Net cash provided by (used in) investing activities	81,896	(6,540)

FINANCING ACTIVITIES:
Repayment of long-term debt	(445)	(411)
Purchase of treasury stock	(29,554)	(1,139)
Proceeds from sale of the Company's common stock	77	—
Net proceeds from exercise of stock options	405	—

Net cash used in continuing operations	(29,517)	(1,550)
Net cash provided by discontinued operations	322	6,600

Net cash (used in) provided by financing activities	(29,195)	5,050

NET INCREASE IN CASH AND CASH EQUIVALENTS	69,119	29,676
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,659	45,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,778	$74,716

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$3,369	$7,332
Cash paid during the period for interest	$574	$634

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

1.    Basis of Presentation and Business Description

        The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and its wholly owned subsidiaries, TSI Realty Company, World Wrestling Entertainment Canada, Inc., World Wrestling Entertainment (International) Limited, Stephanie Music Publishing, Inc., WCW, Inc., Event Services, Inc., The World Entertainment, Inc., WWE Hotel & Casino Ventures, LLC, WWE Sports, Inc. and the Company's majority-owned subsidiary Titan/Shane Partnership (collectively the "Company"). WWE Sports, Inc. owns 50% and had operating control of XFL, LLC, a professional football league, which was a venture with National Broadcasting Company. In early May 2001, the Company formalized its decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as Discontinued Operations as of April 30, 2001. In February 2003, the Company closed the restaurant operations of its entertainment complex, The World. The retail operations of this complex will close on or about April 27, 2003. Accordingly, the Company will record the expense to shutdown this business in its fourth quarter ending April 30, 2003. For the three and nine months ended January 24, 2003, there were no results from discontinued operations.

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

  •
  Branded merchandise, which consists of licensing and direct sale of merchandise.  Revenues include sales of consumer products through third party licensees and direct marketing and sales of merchandise, magazines and home videos. Revenues also include those generated from its entertainment complex located in New York City. The restaurant operations of this entertainment complex ceased in February 2003, and the remaining operations, consisting of retail sales of branded merchandise, will cease on or about April 27, 2003.

2.    Earnings Per Share

        For the three months ended January 24, 2003, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of common shares outstanding was 70,407,085.

        For the nine months ended January 24, 2003, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of common shares outstanding was 70,633,799.

        For the three months ended January 25, 2002, for the purpose of calculating earnings per share—basic, the weighted average number of common shares outstanding was 72,832,384 and for the purpose of calculating earnings per share—diluted, the weighted average number of common shares outstanding was 72,832,434, which includes 50 shares representing the dilutive effect of common stock equivalents.

        For the nine months ended January 25, 2002 for the purpose of calculating earnings per share—basic, the weighted average number of common shares outstanding was 72,866,458 and for the purpose of calculating earnings per share—diluted, the weighted average number of common shares outstanding was 72,866,658, which includes 200 shares representing the dilutive effect of common stock equivalents.

        Excluded from the calculation of weighted average common shares outstanding for dilutive earnings per share purposes were outstanding options to purchase 7,009,425 common shares for the three and nine months ended January 24, 2003 and 6,269,125 for the three and nine months ended January 25, 2002, because the impact would have been anti-dilutive.

3.    Segment Information

        The Company's continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events, television programming and pay-per-view programming. The branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos and the operations of the Company's entertainment complex. The operations of its entertainment complex will completely cease on or about April 27, 2003, at which time its results will be classified as Discontinued Operations for all periods presented. The Company does not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Revenues derived from sales outside of North America were approximately $15,925 and $39,425 for the three and nine months ended January 24, 2003, respectively, and approximately $9,775 and $24,725 for the three and nine months ended January 25, 2002, respectively. The table presents information about the financial results of each segment for the three and nine months ended January 24, 2003 and

January 25, 2002 and assets as of January 24, 2003 and April 30, 2002. Unallocated assets consist primarily of cash, short-term investments and real property.

	Three Months Ended		Nine Months Ended
	January 24, 2003	January 25 2002	January 24, 2003	January 25, 2002
Net Revenues:
Live and televised entertainment	$71,015	$73,421	$209,483	$218,490
Branded merchandise	24,614	26,811	67,061	70,619

Total net revenues	$95,629	$100,232	$276,544	$289,109

Depreciation and Amortization:
Live and televised entertainment	$961	$824	$2,629	$2,299
Branded merchandise	1,295	1,049	3,682	2,251
Corporate	1,217	937	2,891	3,145

Total depreciation and amortization	$3,473	$2,810	$9,202	$7,695

Operating Income (Loss):
Live and televised entertainment	$21,959	$25,831	$57,849	$71,947
Branded merchandise (1)	(27,663)	2,817	(24,145)	5,292
Corporate	(20,957)	(20,182)	(59,042)	(58,155)

Total operating (loss) income	($26,661)	$8,466	($25,338)	$19,084

	As of
	January 24, 2003	April 30, 2002
Assets:
Live and televised entertainment	$68,901	$78,799
Branded merchandise	20,692	51,540
Unallocated	345,949	357,102

Total assets	$435,542	$487,441

(1)
Included in the branded merchandise operating loss for the three and nine months ended January 24, 2003 was an impairment charge of $32,925 as a result of an impairment test conducted on goodwill ($2,533) and other long-lived assets ($30,392) at the Company's entertainment complex, The World. The charge arose from continued operating losses at that facility and was taken in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", respectively. Estimates of the fair values of the long-lived assets at The World were determined by an independent, third party appraiser, based on valuation methods, such as cost and fair market value approaches, with the valuation method used based upon the nature of the underlying assets.

4.    Property and Equipment

        Property and equipment consisted of the following as of:

	January 24, 2003	April 30, 2002
Land, buildings and improvements	$84,164	$83,047
Equipment	47,307	43,747
Vehicles	752	769

	132,223	127,563
Less accumulated depreciation and amortization	69,058	35,804

Total	$63,165	$91,759

        Depreciation and amortization expense for property and equipment was $3,473 and $9,202 for the three and nine months ended January 24, 2003, respectively, and $2,465 and $7,350 for the three and nine months ended January 25, 2002, respectively. Included in accumulated depreciation and amortization as of January 24, 2003 was an impairment charge of $30,392 as a result of an impairment test conducted on other long-lived assets at the Company's entertainment complex.

5.    Investments

        Short-term investments consisted of the following as of January 24, 2003 and April 30, 2002:

	January 24, 2003
	Cost	Unrealized Holding Loss	Fair Value
Government obligations	$22,650	$—	$22,650
Corporate obligations and other	79,617	(113)	79,504
Mortgage backed securities	12,017	—	12,017

Total	$114,284	$(113)	$114,171

	April 30, 2002
	Cost	Unrealized Holding Loss	Fair Value
Government obligations	$26,725	$—	$26,725
Corporate obligations and other	129,763	(518)	129,245
Mortgage backed securities	51,437	—	51,437

Total	$207,925	$(518)	$207,407

6.    Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

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

        The Company initiated discussions with the Fund in the summer of 2002 to attempt to resolve outstanding issues as well as to seek an overall settlement of the parties' dispute. In connection with those ongoing discussions, which continued through October 2002, the Fund proposed to extend the injunction compliance date until February 10, 2003, which proposal the Company accepted in writing. In reliance on that agreement, the Company advised its licensees that the injunction would not take effect until February 2003. On October 29, 2002, less than two weeks before the injunction compliance date, the Fund, through its Legal Advisor, took the position that there was no agreement and that it would not jointly move the Court to extend the injunction compliance date. In addition, the Fund for the first time asserted damages associated with the Company's use of the initials "wwf" and claimed that at least $360 million would be required to fund a multi-year media advertising campaign to remedy the Fund's alleged loss of recognition/exclusivity as a result of the Company's use of the initials "wwf." The Fund, through its Legal Advisor, demanded a payment of $90 million prior to the injunction compliance date to settle its alleged damages claims and resolve all remaining issues. The Company vigorously rejects the Fund's demand and contends that the Fund's tactics are a bad faith attempt to coerce the Company into an unwarranted cash payment of $90 million. Indeed, despite repeated inquires by the Company throughout the parties' discussions, the Fund has never provided the Company with any documentation or support for any alleged damage claims, nor has the Fund come forward with any evidence throughout the entire litigation that it suffered any actual injury to its fundraising and/or environmental conservation activities as a result of the Company's conduct. The Company strongly disputes that the Fund has suffered any such damages. The Company is unable to predict the outcome of any adjudication of the Fund's claims in an English court if the Fund were actually to present a damages claim. An unfavorable outcome of the Fund's damages claims, however, may have a material adverse effect on the Company's financial condition or results of operations.

        In addition to the damages claimed by the Fund against the Company, the Company also faces potential claims for losses, which could be substantial, that may be sustained by third party licensees in connection with the enforcement of the injunction against them for sale of licensed products containing the scratch logo after November 10, 2002. At a hearing on November 25 and 26, 2002, on application for relief by THQ/Jakks Pacific LLC ("THQ/Jakks"), the Company's videogame licensee, the English court ruled that THQ/Jakks' distribution of certain products containing historically embedded references to the WWF scratch logo visible only through the gameplaying functionality of the videogames would be in violation of the injunction and place both THQ/Jakks and the Company in contempt of court.    THQ/Jakks filed an appeal of the English court's ruling. The Company sought and was granted permission to intervene in that appeal. A hearing was held before the English Court of Appeals on February 24-25, 2003. The Court of Appeals has not yet issued its ruling.

Shenker & Associates

        On November 14, 2000, Stanley Shenker & Associates, Inc. filed a complaint against the Company in Superior Court, Judicial District of Stamford/Norwalk, Connecticut, relating to the termination of an Agency Agreement between the Company and Plaintiff. Plaintiff seeks compensatory damages and punitive damages in an unspecified amount, attorneys' fees, an accounting and a declaratory judgment. On December 15, 2000, the Company filed a motion to strike all the claims against it, with the exception of one count for breach of contract. This motion was granted as to two claims. On March 27, 2001, the Plaintiff filed a substituted complaint reasserting all counts against the Company. On April 11, 2001, the Company answered the substitute complaint. On February 27, 2002, the Company filed amended counterclaims and on June 19, 2002, the Company filed second amended counterclaims. On September 30, 2002, the Company filed a second amended answer and special defenses, as well as a third amended counterclaim against Shenker. Discovery in this case is currently ongoing. The case is exposed for trial beginning on September 15, 2003. The Company believes that it has meritorious defenses and intends to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on its financial condition or results of operations.

William Morris

        In response to a demand letter from the William Morris Agency, Inc., the Company filed an action on October 2, 2000, in the United States District Court for the Southern District of New York seeking declaratory, legal and equitable relief relating to Defendant's improper claims for commissions on business opportunities with which it had no involvement. William Morris filed a counterclaim on February 1, 2001, alleging breach of contract and seeking to recover unspecified damages in the form of commissions allegedly owed. In October 2002, the Company settled its litigation with William Morris. Under the settlement, the Company paid William Morris $13.0 million to end the litigation and to buy out all potential obligations under the parties' contract. As a result of the settlement, the Company took a charge in its second quarter ended October 25, 2002 of $5.9 million, of which approximately $3.5 million was included in cost of revenues and approximately $2.4 million was included in selling, general and administrative expenses. Prior to the settlement, the Company had accrued and expensed approximately $7.1 million, which was included in cost of revenues.

Marvel Enterprises

        On October 19, 2001, the Company was served with a complaint by Marvel Enterprises, Inc. in the Superior Court of Fulton County, Georgia alleging that the Company breached the terms of a license agreement regarding the rights to manufacture and distribute toy action figures of various wrestling characters that perform under the "World Championship Wrestling" or "WCW" tradenames. The plaintiff seeks damages and a declaration that the agreement is in force and effect. The Company filed its Answer on November 19, 2001. The Company has denied liability and is contesting the claims. The Complaint also named as a defendant Universal Wrestling Corp. ("Universal, Inc."), formerly known as World Championship Wrestling, Inc. Due to a conflict between Universal, Inc. and plaintiff's counsel, by agreement of the parties Universal, Inc. was dismissed from the suit. On December 28, 2001, the plaintiff commenced a separate action against Universal, Inc., filed in the same court as a related action to the suit pending against the Company. The Company is currently reviewing whether it may have any indemnification obligations to Universal, Inc. in connection with these claims. On December 14, 2001, the Company filed a motion to dismiss all claims against it. That motion was denied on March 14, 2002. Discovery in the case is ongoing. An unfavorable outcome of this suit may have a material adverse effect on the Company's financial condition or results of operations.

Class Action Against Underwriters and Issuers

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

        The Company was part of a motion to dismiss filed on behalf of all issuers on July 15, 2002. On February 19, 2003, the court issued its ruling granting in part and denying in part the issuers' motion. Specifically, the court granted the motion dismissing the Section 10(b) claims against the Company and denied the motion as to Section 11 claims against the Company. The Company cannot at this time predict the likely outcome of this litigation.

        The Company is not currently a party to any other material legal proceedings. However, the Company is involved in several other suits and claims in the ordinary course of business, and it may from time to time become a party to other legal proceedings.

7.    Discontinued Operations

        In early May 2001, the Company formalized its decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as discontinued operations in the Consolidated Statements of Operations. This decision was the culmination of management's analysis of the financial viability of the venture, which commenced during the fourth quarter of fiscal 2001.

	Three Months Ended		Nine Months Ended
	January 24, 2003	January 25, 2002	January 24, 2003	January 25, 2002
Discontinued Operations:
Reversal of estimated shutdown costs of the XFL, net of minority interest of $1,721	$—	$1,721	$—	$1,721
Benefits from income taxes	—	2,917	—	2,917

Reversal of estimated shutdown costs of XFL, net	$—	$4,638	$—	$4,638

        For the three and nine months ended January 25, 2002, the Company's discontinued operations reflect the reversal of provisions that were no longer required and certain tax benefits.

        The XFL business, which has been classified as discontinued operations in the accompanying Consolidated Balance Sheets, is summarized as follows:

	As of January 24, 2003	As of April 30, 2002
Assets:
Cash	$524	$3,907

Total Assets	$524	$3,907

Liabilities:
Accounts payable	39	39
Accrued expenses	1,061	5,089
Minority interest	(288)	(611)

Total Liabilities	$812	$4,517

Net Liabilities	$(288)	$(610)

        On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of the Company's Class A common stock at $13 per share for a total investment of $30,000. In May 2002, the Company repurchased these shares from NBC for $27,692. These shares were included in Treasury Stock in the Company's Consolidated Balance Sheet as of January 24, 2003.

8.    Subsequent Event

        The Company ceased the restaurant operations of its entertainment complex in February 2003 and will close the retail store on or about April 27, 2003. Based on preliminary information, the Company expects to record an after-tax charge of approximately $8,000 to $14,000 in its fourth quarter ending April 30, 2003, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This amount includes, in addition to other costs, rental payments required under the lease, net of management's current estimate of potential sub-rental income. This charge is subject to revision, as additional information becomes available. This lease expires on October 31, 2017 and the aggregate rental payments through the end of the term are approximately $46,000, excluding any potential sub-rental income.

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

        The key drivers of our business: television ratings, average attendance at our live events and pay-per-view buys remain soft, although recent ratings for our RAW program have been ahead of the prior two quarters. Our brand extension, which resulted in two separate and distinct brands under the WWE umbrella, Raw and SmackDown! is now in its tenth month. We retain the distinction of consistently being the #1 regularly scheduled program on cable with Raw which airs Monday nights on TNN, and SmackDown! is the highest-rated show on UPN. In addition, SmackDown! is the second highest rated program among male teens on Thursday nights.

        International growth remains one of our key initiatives. We have a television presence in over 130 countries worldwide, giving us a base from which we can embark on live event touring. During calendar 2002, we presented 15 events and are currently planning to perform 30 international live events during calendar 2003.

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

        In October 2002, we settled litigation with William Morris Agency Inc. for $13.0 million, of which $7.1 million was previously accrued and expensed in cost of revenues in our consolidated financial statements, and the remaining $5.9 million was recorded in the second quarter of fiscal 2003. Of the $5.9 million, $3.5 million was included in cost of revenues and $2.4 million was included in selling, general and administrative expenses.

        For the three months ended January 24, 2003, we recorded a charge of $32.9 million ($20.4 million after-tax) as a result of an impairment test conducted on goodwill and other long-lived assets at our entertainment complex, The World, arising from continuing operating losses at that facility. After evaluating several business models relative to The World, all of which projected continued operating losses and negative cash flows for the foreseeable future, we ceased the restaurant operations in February 2003 and will close the retail store on or about April 27, 2003. Based on preliminary information, we expect to record an after-tax charge of approximately $8.0 million to $14.0 million in our fourth fiscal quarter. Operating losses at The World were $7.7 million for the nine months ended January 24, 2003, excluding the $32.9 million impairment charge, and $7.9 million for the fiscal year ended April 30, 2002. See Liquidity and Capital Resources.

        Our operations are organized around two principal activities:

  •
  Live and televised entertainment, which consists of live events, television programming and pay-per-view programming.  Revenues consist principally of attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

  •
  Branded merchandise, which consists of licensing and direct sale of merchandise.  Revenues include the marketing and sale of merchandise, magazines and home videos, and revenues from consumer products sold through third party licensees.

Results of Operations

Third quarter ended January 24, 2003 compared to Third quarter ended January 25, 2002

Net Revenues.    Net revenues were $95.6 million for the three months ended January 24, 2003 as compared to $100.2 for the three months ended January 25, 2002, a decrease of $4.6 million, or 5%. Of this decrease, $2.4 million was from our live and televised entertainment activities and $2.2 million was from our branded merchandise activities.

        Live and Televised Entertainment.    Net revenues were $71.0 million for the three months ended January 24, 2003 as compared to $73.4 million for the three months ended January 25, 2002, a decrease of $2.4 million, or 3%. Advertising revenues decreased by $3.9 million for the quarter due primarily to a decline in television ratings and a decrease in sponsorship revenues. Pay-per-view revenues decreased by $2.7 million. Pay-per-view buys for the three events held in the third quarter decreased by 0.1 million to approximately 1.2 million. This was partially offset by an increase in the retail price from $29.95 to $34.95 effective with our Backlash event in April 2002. Prior year buys recorded in the current quarter were 0.1 million, or were 0.2 million lower than such buys reported in the prior year. Revenues from live events increased by $0.9 million reflecting an increase in the average ticket price, partially offset by a decrease in total attendance. While we held 79 events during the quarter as compared to 61 events in the year ago quarter, average attendance decreased to approximately 4,700 from approximately 7,300 per event. Revenues from our television rights fees increased by $3.2 million which resulted primarily from rights fees from two specials which aired on TNN and UPN during the quarter, increased rights fees from our Tough Enough series which airs on MTV and from an executive producer fee that we received associated with the upcoming film, Helldorado, starring The Rock.

        Branded Merchandise.    Net revenues were $24.6 million for the three months ended January 24, 2003 as compared to $26.8 million for the three months ended January 25, 2002, a decrease of $2.2 million, or 8%. Merchandise revenues decreased by $2.0 million due to lower WWEShopzone.comand catalog sales along with a decrease in sales of merchandise at our live events which resulted from lower attendance. Revenues from our entertainment complex, The World, decreased by $1.1 million primarily due to the decreased consumer traffic at the facility. In February 2003, we closed the restaurant operations of this facility and we will close the retail store on or about April 27, 2003 (see Liquidity and Capital Resources). These decreases were partially offset by an increase in licensing revenues of $0.7 million partially due to higher sales in the video game and book-publishing categories.

Cost of Revenues.    Cost of revenues was $58.8 million for the three months ended January 24, 2003 as compared to $62.8 million for the three months ended January 25, 2002, a decrease of $4.0 million. This decrease resulted from $5.0 million lower branded merchandise costs partially offset by a $1.0 million increase in our live and televised entertainment costs. Gross profit as a percentage of net revenues was 39% for the three months ended January 24, 2003 as compared to 37% for the three months ended January 25, 2002.

        Live and Televised Entertainment.    The cost of revenues for our live and televised entertainment activities was $45.0 million for the three months ended January 24, 2003 as compared to $44.0 million for the three months ended January 25, 2002, an increase of $1.0 million, or 2%. This increase was due to a $3.1 million increase from a higher number of live events held, resulting in higher arena rentals, arena advertising, talent travel costs and international production costs, partially offset by a $1.3 million decrease in advertising costs primarily due to a decrease in sponsorship and commercial production expenses. In addition, the prior year quarter reflected commissions paid to William Morris, which, as a result of the settlement of that litigation, were not included in the current quarter. Talent costs decreased by $0.7 million due to a decrease in our live and televised entertainment revenues. Gross profit as a percentage of net revenues was 37% for the three months ended January 24, 2003 as compared to 40% for the three months ended January 25, 2002. The reduction in gross profit as a percentage of net revenues was due primarily to the decrease in pay-per-view and advertising revenues, which have higher margins.

        Branded Merchandise.    The cost of revenues for our branded merchandise activities was $13.8 million for the three months ended January 24, 2003 as compared to $18.8 million for the three months ended January 25, 2002, a decrease of $5.0 million, or 27%. Merchandise cost of revenues decreased by $2.6 million primarily due to lower talent royalty expenses, reflecting lower merchandise revenues. Also, we recorded higher reserves for inventory obsolescence in the year ago quarter, which did not reoccur in the current quarter. Home video cost of revenues decreased by $1.2 million primarily due to higher reserves for inventory obsolescence recorded in the prior year period. Licensing cost of revenues decreased by $0.8 million primarily due to the expiration in December 2001 of an agreement to sponsor an NHRA racing team. Gross profit as a percentage of net revenues was 44% for the three months ended January 24, 2003 as compared to 30% for the three months ended January 25, 2002. The increase in gross profit as a percentage of net revenues was due primarily to higher return provisions and reserves for inventory obsolescence recorded in the merchandise and home video categories in the prior year and the absence of NHRA expenses in the current year. This was partially offset by the impact of a decline in revenues at The World.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") were $27.1 million for the three months ended January 24, 2003 as compared to $26.2 million for the three months ended January 25, 2002, an increase of $0.9 million, or 3%. The current quarter included a $1.5 million offer extended to settle a legal dispute and $0.7 million related to the early termination of a lease agreement for additional office space. Excluding these costs, SG&A expenses decreased by approximately 5%.

Depreciation and Amortization.    Depreciation and amortization expense was $3.5 million for the three months ended January 24, 2003 as compared to $2.8 million for the three months ended January 25, 2002. The increase was due in part to the write-off of $0.3 million of leasehold improvements related to the early termination of a lease agreement for additional office space.

Impairment of Goodwill.    During the three months ended January 24, 2003, we recorded an impairment charge of $2.5 million as a result of an impairment test conducted on goodwill related to The World. The charge was taken in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 8 to Notes to Consolidated Financial Statements.

Other Impairment Charges.    During the three months ended January 24, 2003, we recorded an impairment charge of $30.4 million as a result of an impairment test conducted on other long-lived assets related to The World. The charge was taken in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 8 to Notes to Consolidated Financial Statements.

Interest Expense.    Interest expense was $0.2 million for both the three months ended January 24, 2003 and the three months ended January 25, 2002.

Interest Income and Other (Loss) Income, Net.    Interest income and other (loss) income, net was $0.9 million for the three months ended January 24, 2003 as compared to ($0.6) million for the three months ended January 25, 2002, an increase of $1.5 million. Included in the prior year quarter was a $2.9 million non-cash charge related to the write-down of certain warrants deemed permanently impaired, offset partially by an increase of $1.0 million in the valuation of certain other warrants. Excluding these prior year items, interest income and other (loss) income, net decreased by $0.4 million as a result of a decrease in interest income directly attributable to lower average interest rates earned on our investments.

(Benefit) Provision for Income Taxes.    The benefit for income taxes was $10.0 million for the three months ended January 24, 2003 compared to a provision of $2.8 million for the three months ended January 25, 2002. Our effective tax rate was approximately 38% and 37% for the third quarter of fiscal 2003 and fiscal 2002, respectively.

Discontinued Operations.    For the three months ended January 25, 2002, our discontinued operations reflect the reversal of provisions that were no longer required and certain tax benefits related to the XFL.

Nine months ended January 24, 2003 compared to the nine months ended January 25, 2002

Net Revenues.    Net revenues were $276.5 million for the nine months ended January 24, 2003 as compared to $289.1 million for the nine months ended January 25, 2002, a decrease of $12.6 million, or 4%. Of this decrease, $9.0 million was from our live and televised entertainment activities and $3.6 million was from our branded merchandise activities.

        Live and Televised Entertainment.    Net revenues were $209.5 million for the nine months ended January 24, 2003 as compared to $218.5 million for the nine months ended January 25, 2002, a decrease of $9.0 million, or 4%. Pay-per-view revenues decreased by $12.1 million. Pay-per-view buys for the nine events held in the nine months ended January 24, 2003 decreased by 0.9 million to approximately 3.1 million from 4.0 million for the nine months ended January 25, 2002. This was partially offset by an increase in the retail price from $29.95 to $34.95 effective with our Backlash event in April 2002. Prior year buys recorded in the current year were 0.4 million, or were 0.3 million lower than such buys reported in the prior year. In addition, advertising revenues decreased by $7.9 million due primarily to a decline in television ratings and a decrease in sponsorship revenues. These decreases were partially offset by increased live event revenues of $7.0 million due to higher total attendance as a result of 94 more events held in the nine months ended January 24, 2003 as compared to the prior year. Average attendance decreased to approximately 5,200 from approximately 8,400 per event in the prior year. Revenues from our television rights fees increased by $3.8 million due in part to rights fees associated with three specials that aired during the nine months ended January 24, 2003.

        Branded Merchandise.    Net revenues were $67.0 million for the nine months ended January 24, 2003 as compared to $70.6 million for the nine months ended January 25, 2002, a decrease of $3.6 million, or 5%. Licensing revenues decreased $1.4 million primarily due to lower sales in the toy and apparel categories partially offset by an increase in the video game category. Revenues from our entertainment complex, The World, decreased by $3.1 million due primarily to decreased consumer traffic at the facility. In February 2003, we closed the restaurant operations of this facility and we will close the retail store on or about April 27, 2003 (see Liquidity and Capital Resources). Merchandise revenues decreased by $0.8 million primarily due to lower WWEShopzone.com and catalog sales offset partially by higher sales of merchandise at our live events, attributable to increased attendance combined with higher per capita spending. These decreases were partially offset by increased revenues from our home video business of $2.0 million due primarily to an 8% increase in the number of units sold and the shift in product mix from VHS units to DVD units, which wholesale for approximately $5.00 more than a VHS unit.

Cost of Revenues.    Cost of revenues was $181.5 million for the nine months ended January 24, 2003 as compared to $183.9 million for the nine months ended January 25, 2002, a decrease of $2.4 million. The decrease of $2.4 million reflects a decrease of $6.7 million from our branded merchandise activities offset partially by a $4.3 million increase from our live and televised entertainment activities. Gross profit as a percentage of net revenues was 34% for the nine months ended January 24, 2003 as compared to 36% for the nine months ended January 25, 2002.

        Live and Televised Entertainment.    The cost of revenues for our live and televised entertainment activities was $139.5 million for the nine months ended January 24, 2003 as compared to $135.2 million for the nine months ended January 25, 2002, an increase of $4.3 million, or 3%. This increase was primarily due to a $9.4 million increase related to the additional live events we held in fiscal 2003, resulting in higher arena rentals, arena advertising, talent travel costs and international production costs. This increase was partially offset by a $2.5 million decrease in pay-per-view costs primarily due to lower service fees and fees paid to our talent reflecting the decrease in pay per view revenues. In addition, advertising costs were lower by $0.6 million primarily due to a decrease in sponsorship and commercial expenses, partially offset by costs related to the settlement of litigation with William Morris. Gross profit as a percentage of net revenues was 33% for the nine months ended January 24, 2003 as compared to 38% for the nine months ended January 25, 2002. The reduction in gross profit as a percentage of net revenues was due primarily to the decrease in pay-per-view and advertising revenues, which have higher margins.

        Branded Merchandise.    The cost of revenues for our branded merchandise activities was $42.0 million for the nine months ended January 24, 2003 as compared to $48.7 million for the nine months ended January 25, 2002, a decrease of $6.7 million. Licensing cost of revenues decreased by $3.3 million partially due to lower talent royalty expense, reflecting the decrease in licensing revenues. In addition, in December 2001, our agreement to sponsor an NHRA racing team expired, resulting in a decrease in licensing costs of $2.7 million compared to the prior year period. Cost of revenues for new media decreased by $1.3 million due to lower maintenance and technical costs. Cost of revenues for merchandise decreased by $0.8 million due primarily to lower material costs and talent royalties resulting from decreased sales. In addition, in the prior year we recorded higher reserves for inventory obsolescence that did not reoccur in the current year. This was partially offset by $0.9 million of costs associated with the termination of an agreement with a third party for hosting services related to WWEShopzone. Cost of revenues for home video decreased by $0.9 million due primarily to higher reserves for inventory obsolescence recorded during the prior year partially offset by an increase in duplication fees relative to DVD. Gross profit as a percentage of net revenues was 37% for the nine months ended January 24, 2003 as compared to 31% for the nine months ended January 25, 2002. The increase in gross profit as a percentage of net revenues was due primarily to the absence of NHRA expenses and lower expenses associated with maintaining our web site in the current year. In addition, the increase was also due to higher reserves for inventory obsolescence that were recorded in the prior year. These increases were partially offset by the impact of the decline in revenues at The World.

Selling, General and Administrative Expenses.    SG&A was $78.3 million for the nine months ended January 24, 2003 as compared to $78.5 million for the nine months ended January 25, 2002, a decrease of $0.2 million. The decrease of $0.2 million was partially due to the absence of $1.0 million of costs incurred in the prior year related to our hotel and casino as well as from benefits that were realized in the current year related to our expense reduction initiatives. This was offset by an increase of $1.3 million in bad debt reserves recorded in the current year due primarily to the recent bankruptcy filing of one of our cable pay-per-view distributors. In addition, advertising and promotion expenses increased by $0.8 million and we incurred $0.7 million of expense related to the early termination of a lease agreement for additional office space and $0.4 million in net settlements of lawsuits. SG&A as a percentage of net revenues was 28% for the nine months ended January 24, 2003 as compared to 27% for the nine months ended January 25, 2002.

Depreciation and Amortization.    Depreciation and amortization expense was $9.2 million for the nine months ended January 24, 2003 as compared to $7.7 million for the nine months ended January 25, 2002. The increase was due in part to the write-off of $0.3 million of leasehold improvements related to the early termination of a lease agreement for additional office space.

Impairment of Goodwill.    During the nine months ended January 24, 2003, we recorded an impairment charge of $2.5 million as a result of an impairment test conducted on goodwill related to The World. The charge was taken in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 8 to Notes to Consolidated Financial Statements.

Other Impairment Charges.    During the nine months ended January 24, 2003, we recorded an impairment charge of $30.4 million as a result of an impairment test conducted on other long-lived assets related to The World. The charge was taken in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 8 to Notes to Consolidated Financial Statements.

Interest Expense.    Interest expense was $0.6 million for both the nine months ended January 24, 2003 and January 25, 2002.

Interest Income and Other (Loss) Income, Net.    Interest income and other (loss) income, net was $1.3 million for the nine months ended January 24, 2003 as compared to $16.4 million for the nine months ended January 25, 2002, a decrease of $15.1 million. Included in fiscal 2002 was a gain of $7.1 million related to the exercise and sale of certain warrants. In addition, as a result of our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we recorded income of $2.2 million from the revaluation of certain other warrants in the first quarter of fiscal 2002. Also included in the prior year was a $2.9 million non-cash charge related to the write-down of certain warrants deemed permanently impaired. Interest income decreased by $7.0 million from the prior year primarily due to a decrease in interest rates earned on all of our investments as well as a loss incurred from an investment in mortgage backed securities.

(Benefit) Provision for Income Taxes.    The benefit for income taxes was $9.6 million for the nine months ended January 24, 2003 as compared to a provision for income taxes of $13.3 million for the nine months ended January 25, 2002. Our effective tax rate was approximately 39% and 38% for the nine months ended fiscal 2003 and fiscal 2002, respectively.

Discontinued Operations.    For the nine months ended January 25, 2002, our discontinued operations reflect the reversal of provisions that were no longer required and certain tax benefits related to the XFL.

Liquidity and Capital Resources

        Cash flows provided by operating activities for the nine months ended January 24, 2003 and for the nine months ended January 25, 2002 were $16.4 million and $31.2 million, respectively. Cash flows provided by operating activities from continuing operations decreased to $17.1 million from $44.5 million for the nine months ended January 25, 2002. The decrease was due in part to the payment of $13.0 million in October 2002 for the settlement of the William Morris litigation coupled with lower operating income in the current year as compared to the prior year. Working capital, consisting of current assets less current liabilities, was $259.9 million as of January 24, 2003 and $287.0 million as of April 30, 2002.

        Cash flows provided by investing activities were $81.9 million for the nine months ended January 24, 2003 and cash flows used in investing activities for the nine months ended January 25, 2002 were $6.5 million. Capital expenditures for the nine months ended January 24, 2003 were $11.2 million as compared to $15.0 million for the nine months ended January 25, 2002. For fiscal 2003, we estimate capital expenditures to be approximately $15.0 million, which includes the purchase of computer equipment and television equipment. During the nine months ended January 24, 2003, we sold a significant portion of our short-term investments and temporarily placed the proceeds in a money market account, while we look for alternative investment options. Investments currently consist primarily of short-term corporate and government obligations, which are generally rated as AA or AAA rated instruments. The maturities of these instruments are primarily for a term of three months or shorter. As of January 24, 2003, we had approximately $114.2 million of short-term investments as compared to $207.4 million as of April 30, 2002.

        Cash flows used in financing activities for the nine months ended January 24, 2003 were $29.2 million and cash flows provided by financing activities were $5.1 million for the nine months ended January 25, 2002. During the first quarter of fiscal 2001, we sold approximately 2.3 million newly issued shares of our Class A common stock to NBC for $30.0 million. In May 2002, we repurchased these shares from NBC for approximately $27.7 million. In July 2002, we repurchased 0.2 million shares of our Class A common stock on the open market at an average price per common share of approximately $10.24, totaling approximately $1.9 million. These repurchased shares, together with the shares repurchased from NBC, were classified in our Consolidated Balance Sheets as Treasury Stock as of January 24, 2003.

        In February 2003, we ceased the restaurant operations of our entertainment complex, The World, and we will close the retail store on or about April 27, 2003. Based on preliminary information, we expect to record an after-tax charge of approximately $8.0 million to $14.0 million in our fourth quarter ending April 30, 2003, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This charge includes, in addition to other costs, rental payments required under the lease, net of management's current estimate of potential sub-rental income. This charge is subject to revision, as additional information becomes available. This lease expires on October 31, 2017 and the aggregate rental payments through the end of the term are approximately $46.0 million, excluding any potential sub-rental income. We estimate that total funding for The World, including costs to be incurred in the shutdown, will be between $65.0 million and $75.0 million (between $40.0 million and $46.0 million, net of applicable tax benefits). Through February 28, 2003, total funding for The World was approximately $52.0 million, before any related tax benefits. See Note 8 to Notes to Consolidated Financial Statements.

        Through February 28, 2003, we believe that funding for the XFL has essentially been completed. Cumulatively, through February 28, 2003, we funded a total of approximately $57.6 million ($32.0 million, net of applicable tax benefits).

        As a result of a variety of factors, we have seen an increase of approximately $2.5 million in our annual insurance premiums for our latest round of renewals. In general, while we have maintained a level of insurance coverage and deductibles consistent with prior years, our insurance for legal claims relating to injuries to participants in our events now has a deductible of $10.0 million per occurrence, up from a zero deductible in prior periods.

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

        We have not entered into any new contracts that would require us to make significant guaranteed payments other than those that were previously disclosed in the Liquidity and Capital Resource section of our Annual Report on Form 10-K for our fiscal year ended April 30, 2002.

        We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and strategic investments as well as costs related to the shutdown of our entertainment complex in New York.

Application of Critical Accounting Policies

        There have been no changes to our accounting policies from what was previously disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2002.

Recent Pronouncements

        In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was released. We adopted SFAS No. 142 as of May 1, 2001. We completed our initial impairment test in accordance with this statement and concluded that no impairment loss existed. In accordance with SFAS No. 142, we must perform an impairment test on an annual basis or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Due to current economic conditions, future prospects and the declining operational results of our entertainment complex, we conducted an impairment test on our goodwill. The test confirmed that our goodwill was impaired and as such, we recorded a non-cash pre-tax impairment charge of $2.5 million in our consolidated financial statements for the three months ended January 24, 2003.

        In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was released. This statement, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is currently not expected to have a material impact on our results of operations or financial position.

        We evaluate the carrying value of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires recording an impairment loss on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the asset are less than the assets carrying amount. In the event of an indicated impairment, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is estimated as the current replacement cost for a similar asset. During the three months ended January 24, 2003, the economic conditions surrounding our entertainment complex in New York City and its continued weak operating results indicated potential impairment. The impairment test prescribed by SFAS No. 144 was performed which ultimately resulted in a non-cash pre-tax impairment charge of $30.4 million that was included in our consolidated financial statements for the three months ended January 24, 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this statement and EITF Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. In February 2003, we ceased the restaurant operations at our entertainment complex, The World. We will close the retail store on or about April 27, 2003. Total costs related to the shutdown of these operations are estimated to be between $8.0 million and $14.0 million, net of applicable tax benefits. We will record these costs in the fourth quarter ending April 30, 2003, in accordance with SFAS No. 146.

        Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123" ("SFAS No. 148"), was issued in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS

No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS No. 148 is effective for interim periods beginning after December 15, 2002. We follow APB 25 in accounting for its employee stock options. We do not expect the adoption of SFAS No. 148 to have a material impact on our operating results or financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not currently have any guarantees, subject to FIN 45 and, accordingly, FIN 45 did not have an impact on our consolidated financial statements.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Some of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not currently have any variable interest entities and, accordingly, we do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are in the process of determining what effect, if any, the adoption of this statement will have on our consolidated financial statements.

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

Item 6. Exhibits and Reports on Form 8-K

(a.)  Exhibits

        None

(b.)  Reports on Form 8-K

        The Registrant filed a report on Form 8-K on November 21, 2002, under item 5, other events.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC. (Registrant)
Dated: March 10, 2003	By:	/s/ FRANK G. SERPE Frank G. Serpe Senior Vice President and Acting Chief Financial Officer

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

Dated: March 10, 2003

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

Dated: March 10, 2003

/s/ FRANK G. SERPE Frank G. Serpe Senior Vice President and Acting Chief Financial Officer

18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

        In connection with the Quarterly Report of World Wrestling Entertainment, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended October 25, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his/her knowledge:

1.
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934: and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: March 10, 2003	/s/ LINDA E. MCMAHON Linda E. McMahon Chief Executive Officer
/s/ FRANK G. SERPE Frank G. Serpe Senior Vice President and Acting Chief Financial Officer