Form 10-K
period 2003-04-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2003-07-03
CIK 1091907

                                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                        ---------
                                                        FORM 10-K

     |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2003

                                                           or

     |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                              None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  |X|     No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in the Exchange Act Rule 12b-2). Yes  |X|   No  |_|

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 13, 2003 was approximately $128,272,325.

As of June 13, 2003, the number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, was 13,602,216 and the number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, was 54,780,207 shares.

Portions of the Registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K

                                             TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                                  PART I
Item 1.     Business .........................................................................   1
Item 2.     Properties .......................................................................   10
Item 3.     Legal Proceedings ................................................................   11
Item 4.     Submission of Matters to a Vote of Security Holders...............................   11

                                                  PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters...............................................................   12
Item 6.     Selected Historical Consolidated Financial and
            Other Data........................................................................   14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................................   16
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk........................   26
Item 8.     Consolidated Financial Statements and Schedule....................................   26
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.........................................................   26

                                                  PART III

Item 10.    Directors and Executive Officers of the Registrant................................   *
Item 11.    Executive Compensation............................................................   *
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related
               Stockholder Matters............................................................   *
Item 13.    Certain Relationships and Related Party Transactions..............................   *
Item 14.    Controls and Procedures...........................................................   26
Item 15.    Principle Accountant Fees and Services............................................   *

                                                  PART IV

Item 16.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.......................................................................   27

* Incorporated by reference from the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement").

PART I

Item 1. Business

      We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming, live events and the licensing and sale of branded consumer products featuring our World Wrestling Entertainment brand. We have been involved in the sports entertainment business for over 20 years, and have developed World Wrestling Entertainment into one of the most popular forms of entertainment today.

      The key economic drivers of our business, television ratings, average attendance at our live events and pay-per-view buys, remain down from historical levels. In fiscal 2003, we created two distinct television brands, Raw and SmackDown!, each with its own story lines and talent. This allowed us to create two touring companies and increase the number of live events we hold globally and provides the potential to increase our share of the entertainment business. We believe that this strategy is beginning to take hold, but needs time to produce the intended marketplace results. We retain the distinction of consistently being the number one regularly scheduled program on cable with Raw which airs on TNN, and SmackDown! is the highest-rated show on UPN. In addition, this past television season SmackDown! was the third highest rated regularly scheduled program among male teens on Thursday nights.

      In this Annual Report on Form 10-K, "WWE" refers to World Wrestling Entertainment, Inc. and its subsidiaries and its predecessors, unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to WWE and its subsidiaries. World Wrestling Entertainment and the stylized and highly distinctive World Wrestling Entertainment scratch logo are two of our marks. This Annual Report on Form 10-K also contains other WWE trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Creative Development and Production

      Our creative team, headed by Vincent McMahon, develops soap opera-like story lines employing the same techniques that are used by many successful television series. We create compelling and complex characters and weave them into interactive entertainment that combines social satire, action adventure, drama, mystery, athleticism and humor. The interactions among the characters reflect a wide variety of contemporary topics, often depicting exaggerated versions of real life situations and typically containing "good versus evil" or "settling the score" themes. Story lines are usually played out in the wrestling ring, our main stage, and typically unfold on our weekly television shows and monthly pay-per-view events. Woven into the story lines is the ongoing competition for the various World Wrestling Entertainment championship titles.

      Our creative team also develops a character for each performer. Once a character's basic traits have been formulated, we work to define and emphasize those traits through various accessories, including costumes and entrance music. We own the rights to the majority of our characters, and we exclusively license the rights we do not own through agreements with our performers.

      Our success is, in large part, due to the continuing popularity of our performers. We currently have exclusive contracts with approximately 140 performers, ranging from development contracts with prospective performers to long term guaranteed contracts with established performers. These contracts vary depending upon a number of factors, including the performer's popularity with our audience, and his or her skill level and prior experience. Our performers are independent contractors who are highly trained and motivated and portray popular characters such as The Rock, Stone Cold Steve Austin, The Undertaker, Triple H, Goldberg, Kane, Chris Jericho, Kurt Angle and Brock Lesnar. We constantly seek to identify, recruit and develop additional performers for our business. Once recruited, established performers are immediately incorporated into our story lines while less experienced performers participate in our own extensive developmental training programs.

      With limited exceptions, we retain all rights in perpetuity to any intellectual property that we develop in connection with the characters portrayed by our performers. This includes the character and any associated costumes, names, props, story lines and merchandise. Our performers share in a portion of the revenues that we receive. We believe that our relationships with our performers are generally good.

Live and Televised Entertainment

      Live events and television programming are our principal creative and production activities. The following chart reflects worldwide revenues from these activities for each of our five fiscal years ended April 30, 2003:

[THE FOLLOWING DATA WAS REPRESENTED AS A COLUMN CHART IN THE PRINTED MATERIAL]

                Worldwide Live & Televised Entertainment Revenue
                                ($ in millions)

              1999         2000         2001         2002         2003
             $170.1       $265.5       $335.7       $323.5       $295.4

  $150            $200          $250          $300         $350         $400

Live Events

      Live events are the cornerstone of our business, providing the content for our television and pay-per-view programming. Each event is a highly theatrical production, which involves a significant degree of audience participation and employs various special effects, including lighting, pyrotechnics, powerful entrance music and a variety of props.

      We promote our live events through a variety of media, including television, radio, print and the Internet. Our revenues from live events are primarily derived from ticket sales, with prices for the year averaging approximately $39.00 per ticket. The operator of a venue at which our live event is held typically receives a fixed fee or a percentage of the revenues from ticket and merchandise sales.

      In fiscal 2003, we held 327 live events in approximately 193 cities in North America, including 44 of the 50 largest metropolitan areas in the United States, as well as eighteen international locations. We have consistently held many of our live events at major arenas, such as Madison Square Garden in New York City, Arrowhead Pond of Anaheim, Allstate Arena in Chicago, First Union Center in Philadelphia, and the Fleet Center in Boston. We expect to hold approximately 320-330 live events in fiscal 2004. With two talent teams each aligned with a distinct brand, we are able to take advantage of international demand of our events and have planned approximately 30 international events in fiscal 2004, including tours in Europe, Asia and Australia.

      The following chart reflects worldwide revenues from live events for each of our five fiscal years ended April 30, 2003:

[THE FOLLOWING DATA WAS REPRESENTED AS A COLUMN CHART IN THE PRINTED MATERIAL]

                          Worldwide Live Events Revenue
                                 ($ in millions)

              1999         2000         2001         2002         2003
              $49.6        $68.9       $81.9        $74.1        $72.2

       $25                         $75                                   $125

The following chart reflects worldwide attendance from live events for each of our five fiscal years ended April 30, 2003:

[THE FOLLOWING DATA WAS REPRESENTED AS A COLUMN CHART IN THE PRINTED MATERIAL]

                        Worldwide Live Events Attendance
                                 (in thousands)

              1999          2000          2001          2002          2003
             2,274         2,485         2,450         2,033         1,815

1,000                1,500            2,000          2,500                   3,000

------------------------------------------------------------------------------------
o     199 Events in 1999       o     206 Events in 2000     o     212 Events in 2001

o     237 Events in 2002       o     327 Events in 2003
------------------------------------------------------------------------------------

Television Programming

      As an independent producer, relying primarily on our in-house production capabilities, we create seven television shows, consisting of nine hours of original programming, 52 weeks per year. Our nine hours of programming deliver approximately 19 million television impressions each week. In addition to our television programming, we produce 12 pay-per-view events.

      Seven hours of our programming air domestically on cable and broadcast networks owned by Viacom Inc. and two hours air on syndicated television stations. Our programming lineup is as follows:

o Raw is our two-hour live production that airs on TNN in primetime and has consistently been the number one rated regularly scheduled cable television program.

o SmackDown! is a taped two-hour program that airs on United Paramount Network ("UPN") in primetime and is the highest rated program on UPN.

o Sunday Night Heat is primarily a taped one-hour live event program which has aired on TNN on Sunday evenings since April 2003, and Bottom Line is a post produced "magazine" type show which airs in syndication on Friday / Saturday nights. Both of these programs help further define our Raw brand. Prior to April 2003, Sunday Night Heat aired on MTV.

o Velocity is a taped one-hour live event program which airs on TNN on Saturday nights, and After Burn is a post produced "magazine" type show which airs in syndication on Saturday / Sunday nights. Both of these programs help further define our SmackDown! brand.

o Confidential is a taped one-hour magazine-style program which airs on TNN on Saturday nights. This program provides an up-close look at World Wrestling Entertainment and its past and present performers, both in and out of the ring.

      Currently TNN is available in approximately 85 million households and UPN is available in approximately 95 million households. Our two syndicated programs air on approximately 240 broadcast stations across the country.

      In connection with our TNN programming, we receive a rights fee totaling approximately $0.6 million per week. This agreement remains in effect through the Fall of 2005. In connection with our UPN programming, we will receive a rights fee of approximately $0.3 million per week beginning in October 2003. This agreement remains in effect through the Fall of 2004, with UPN having two successive one year options thereafter.

      In addition to the foregoing programming, we have co-produced a weekly half-hour reality-based program, Tough Enough, on MTV. MTV has not excercised its option for a fourth season and as a result, we are exploring other networks to carry the show.

      The following chart reflects revenues from domestic television rights fees for each of our five fiscal years ended April 30, 2003:

[THE FOLLOWING DATA WAS REPRESENTED AS A COLUMN CHART IN THE PRINTED MATERIAL]

                    Domestic Television Rights Fees Revenue
                                ($ in millions)

              1999          2000          2001          2002          2003
              $5.0          $7.0         $20.9         $35.0          $38.8

$0            $10             $20          $30           $40             $50

      In addition to rights fees, we generate revenues through the sale of a substantial portion of the advertising time on our TNN programming and Canadian television programs to over 110 major advertisers and sponsors. We advertise products from some of the leading companies in the food and beverage, video game, toy, movie and television studio and telecommunications industries, among others. In addition to the sale of our advertising time, we also package sponsorships to meet the needs of our advertisers. These sponsorships range from presenting the Slam Of The Week, a 25-35 second spot that airs within our television programs, to sponsoring our annual WrestleMania event. Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including television, Internet and print advertising, arena signage, on-air announcements and special appearances by our performers. Additionally, as part of certain sponsorship packages, we produce commercials featuring our performers. Due to the density of certain demographics that our programming attracts, we believe that we are an efficient vehicle for our advertisers. Our programming is principally directed to audiences aged 12 to 34.

      Advertising time and customized sponsorship programs are sold directly by our sales forces. Our arrangement with TNN provides that we pay the network a fixed percentage of our net advertising revenues less certain adjustments with a guaranteed minimum. With respect to SmackDown!, under our new agreement, which will be effective October 2003, UPN will sell all advertising inventory and sponsorship elements and pay us a rights fee.

      The following chart reflects worldwide advertising revenues for each of our five fiscal years ended April 30, 2003:

[THE FOLLOWING DATA WAS REPRESENTED AS A COLUMN CHART IN THE PRINTED MATERIAL]

                         Worldwide Advertising Revenues, net
                                 ($ in millions)

              1999          2000          2001          2002          2003
             $30.1         $77.9         $90.3         $83.6         $72.9

$0                      $50                      $100                     $150

      Our television and music recording studios and post-production operations, including producers, directors, editors, cameramen, audio engineers, graphic designers, English and Spanish-speaking announcers and an administrative staff that oversees the production schedule, are housed at our state-of-the-art facility in Stamford, Connecticut. Our staff is augmented by freelance technicians who assist in our remote television broadcasts.

Pay-Per-View Programming

      On a monthly basis, our story lines either culminate or change direction at each pay-per-view event. We intensively market and promote the story lines that are associated with our upcoming pay-per-view event through our television shows, our Internet sites, and a variety of other promotional campaigns. We produce 12 domestic pay-per-view programs annually, which consistently rank among the highest selling pay-per-view programs. Pay-per-view buys of our domestic events were 5.4 million, 7.1 million and 8.0 million in fiscal 2003, 2002 and 2001, respectively. A substantial number of buys for an event and the related payment is determined and paid by the cable and satellite distributors within 120 days after the event. Final reconciliation is generally completed within one year. WrestleMania, which is our annual premier event, has a suggested retail price of $39.95 and each of our other 11 domestic pay-per-view events has a suggested retail price of $34.95. Consistent with industry practices, we share the revenues with the cable systems and satellite providers and pay service fees to inDemand.

      The following chart reflects worldwide revenues from our pay-per-view programming for each of our five fiscal years ended April 30, 2003:

[THE FOLLOWING DATA WAS REPRESENTED AS A COLUMN CHART IN THE PRINTED MATERIAL]

                        Worldwide Pay-Per-View Revenues
                                 ($ in millions)

              1999          2000          2001          2002          2003
             $81.0         $106.4        $128.2        $112.0        $91.1

$0                      $50                      $100                     $150

Television Rights Fees Revenues Outside of North America

      Our television programming is currently broadcast in over 100 countries and 12 different languages. We have expanded our distribution throughout Asia, Europe, Latin America, Australia and Africa and have secured new television distribution agreements on terrestrial, cable and satellite platforms throughout those locations. Most notably we have recently signed distribution agreements with broadcasters in Germany, Japan and Singapore.

      The following chart reflects television rights fees revenues outside of North America for each of our five fiscal years ended April 30, 2003:

[THE FOLLOWING DATA WAS REPRESENTED AS A COLUMN CHART IN THE PRINTED MATERIAL]

            Television Rights Fees Revenues outside of North America
                                ($ in millions)

              1999          2000          2001          2002          2003
              $4.1          $5.1         $14.3         $18.3         $19.7

$0                  $10            $20           $30           $40

Branded Merchandise

      We offer a wide variety of branded merchandise through a licensing program and an integrated direct sales effort. The following chart reflects worldwide revenues from the sale of our branded merchandise for each of our five fiscal years ended April 30, 2003:

[THE FOLLOWING DATA WAS REPRESENTED AS A COLUMN CHART IN THE PRINTED MATERIAL]

                     Worldwide Branded Merchandise Revenues
                                ($ in millions)

              1999          2000          2001          2002          2003
             $80.2         $112.4        $102.5        $86.1         $78.9

$0                      $50                      $100                     $150

Licensing and Direct Sales

      We have an established worldwide licensing program using our World Wrestling Entertainment marks and logos, copyrighted works and characters on thousands of retail products, including toys, video games, apparel, books and a wide assortment of other items. In all of our licensing agreements, we retain creative approval over the design, packaging, advertising and promotional material associated with licensed products to maintain the distinctive style, look and quality of our intellectual property and brand. Our licensing agreements provide that we receive a percentage of the wholesale revenues as a royalty and require minimum guarantees.

      Our direct merchandise operations consist of the design, sourcing, marketing and distribution of various products, such as T-shirts, caps and other items, all of which feature our characters and/or our scratch logo. All of these products are designed by our in-house creative staff and manufactured by third parties. The merchandise is sold at our live events under arrangements with the arenas, which receive a percentage of the revenues. Our merchandise is also sold through our wweshopzone.com web site, our internally developed catalogs and our television shows.

Home Video

      We own and continue to amass a video library containing thousands of hours of programming from our pay-per-view events and our television shows dating back to the 1970s. Beginning in the mid-1980s, this library was used in the production and sale of home videos by a licensee. In 1998, we began to produce and market home videos in-house and in 1999, we added DVD's. In addition to producing videos and DVD's from our library of footage, we also utilize original footage produced specifically for this purpose. We create master tapes and contract with third parties to create our DVD master and to duplicate our videos and DVD's. In August 2001, we entered into an agreement with Sony Music Video, under which Sony is responsible for the domestic retail distribution of our home video products. Our videos are typically sold at retail sales prices of $14.95 to $19.95 for VHS and $24.95 for our DVD's. In fiscal 2003, we sold approximately 1.4 million units which consisted of 24 new titles as well as other titles from our catalog.

      The injunction issued by the English High Court in legal proceedings instituted against us by World Wide Fund for Nature affects the Company's use, repackaging and sales of our historical video library due to legal constraints against using our former logo and verbal references to the "WWF." See Note 11 to Notes to Consolidated Financial Statements.

SmackDown! Records

      Music is an integral part of the entertainment experience at our live events and on our television programs. We compose and record theme songs tailored to our characters in our recording studio in Stamford, Connecticut. We and a third-party music publisher own the musical composition rights to music produced prior to January 1, 2003, and we own all of the sound recording rights to our master recordings and all of the musical composition rights to music produced since January 1, 2003. Third parties manufacture, market and distribute CDs of our music to retailers nationwide, such as MusicLand, K-Mart, Wal-Mart, Best Buy and Transworld.

Publishing

      Our publishing operations consist primarily of two magazines, World Wrestling Entertainment Magazine and RAW Magazine, each of which are issued every four weeks, and a series of specials. All of these magazines are used to help shape and complement story lines in our television programs and at our live events. We also include a direct marketing catalog in our magazines on a quarterly basis. The magazines include color photographs taken at recent live events, biographies and features of our performers and human interest articles. Our in-house publishing and editorial departments prepare all editorial content. We use outside contractors to print and distribute the magazines to subscribers and newsstands. The combined circulation of our magazines was approximately 5.4 million and circulation for our specials was approximately 1.0 million in fiscal 2003.

      Under a publishing licensing agreement that we entered into with Simon and Schuster in November 2002, we have our own publishing imprint. This agreement has provided us the opportunity to broaden into literary genres beyond autobiographies, including children's books, cookbooks, historical anthologies, trivia books and yearbooks.

Digital Media

      We utilize the Internet to promote our brand, create a community experience among our fans and to market and distribute our various products. Through our network of Internet sites, our fans can purchase and view our monthly pay-per-view specials and purchase our branded merchandise online through our wweshopzone.com site. In addition, our fans can obtain our latest news and information, including content that is accessible only online, stay abreast of our evolving story lines, tap into interactive chat rooms to communicate with each other and our performers, experience archived video and audio clips of performers and previous media events and access all reports we file with the Securities and Exchange Commission. We promote wwe.com on our televised programming, at our live events, in our magazines and in substantially all of our marketing and promotional materials. In addition to wwe.com and wweshopzone.com, our network of sites includes, among others, therock.com, wwedivas.com, undertaker.com and wwecorpbiz.com.

      WWE.com continues to maintain a strong base in the number of people visiting our sites and purchasing our products via the Internet. According to netScore, in April 2003, our Internet sites generated approximately 210 million page views worldwide, and we had approximately 5.8 million unique visitors worldwide.

Total Sales outside North America

      The following chart reflects revenues derived from sales outside of North America from all activities within our live and televised and branded merchandise segments for each of our three fiscal years ended April 30, 2003:

[THE FOLLOWING DATA WAS REPRESENTED AS A COLUMN CHART IN THE PRINTED MATERIAL]


               Total Revenues from Sales outside of North America
                                ($ in millions)

           2001                        2002                       2003
          $28.9                       $38.5                      $51.8

$0                  $25                       $50                         $75

Other Business Developments

      In fiscal 2002, we launched a new entertainment division, WWE Films, which is based in Los Angeles, California, to spearhead our initiatives in developing complementary theatrical and television productions. Our first planned project is a feature film, which is currently in the development phase. In addition, we also are in the development phase of an animation series.

Discontinued Operations

      In May 2000, we acquired for approximately $24.5 million an entertainment complex in New York City. Through May 2003, we invested an additional $31.5 million in the facility. These investments included the construction of a marquee and a television and recording sound stage and studio. The complex included a 600 seat restaurant and 2,200 square feet of retail space. This complex, The World, generated net revenue of $8.1 million, $14.1 million and $16.6 million in fiscal 2003, 2002 and 2001, respectively, and incurred operating losses of $43.1 million, $7.9 million and $2.6 million in fiscal 2003, 2002 and 2001, respectively.

      In February 2003, we closed the restaurant operations of the entertainment complex and in April 2003, we closed the retail store. As a result, we recorded an after-tax charge of approximately $8.9 million in our fourth quarter ended April 30, 2003. This amount includes, in addition to other costs, rental payments required under the lease, net of our current estimate of potential sub-rental income. This lease expires on October 31, 2017 and the aggregate rental payments through the end of the term are approximately $46.0 million excluding any potential sub-rental income. Included in fiscal 2003 loss from discontinued operations was an impairment charge of $32.9 million as a result of an impairment test conducted on goodwill ($2.5 million) and other long-lived assets ($30.4 million).

Competition

      While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live, television and pay-per-view audiences we face competition from professional and college sports as well as from other forms of live, film and televised entertainment and other leisure activities. We compete for advertising dollars with other media companies. We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise. Many companies with whom we compete have greater financial resources than we do.

Trademarks and Copyrights

      Intellectual property is material to all aspects of our operations and we expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to maintain compliance vis-a-vis other parties' intellectual property. See Note 11 to Notes to Consolidated Financial Statements. We have a large portfolio of registered and pending trademarks and service marks worldwide and maintain a large catalog of copyright registrations for music, film footage, photographs, books and magazines, videos, video games and apparel art and miscellaneous merchandise. The focus of our continuous registration effort is to seek copyright and trademark registration of marks and works which embody our originally created characters portrayed by our performers, and which encompass images, likenesses, names and logos of these characters. We also own a large number of Internet web domain names and have a network of developed sites, which contribute to the exploitation of our trademarks and service marks worldwide.

      We vigorously enforce our intellectual property rights by, among other things, searching the Internet to ascertain unauthorized use of our intellectual property, seizing goods at our live events that feature unauthorized use of our intellectual property and pursuing legal action against parties infringing our intellectual property rights.

Employees

      The following chart reflects worldwide head count as of June 2003, 2002 and 2001. The headcount excludes employees of our discontinued operations, The World and the XFL.

[THE FOLLOWING DATA WAS REPRESENTED AS A COLUMN CHART IN THE PRINTED MATERIAL]


                              Worldwide Headcount


           2001                        2002                       2003
           214                          212                       202
           154                          154                       148
            81                           69                        62

0       50          100          150            200         250           300

--------------------------------------------------------------------------------
o     Responsible for the management, marketing and administrative functions.

o Responsible for the organization and production of live events and television programming.

o     Responsible for licensing, merchandising and consumer product sales.

o     2001 Total = 449; 2002 Total = 435; 2003 Total = 412
--------------------------------------------------------------------------------

      Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are generally satisfactory. None of our employees are represented by a union.

Item 2. Properties

      We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut, and have offices in New York, London, Toronto and Los Angeles. We own the buildings in which our executive and administrative offices, our television and music recording studios and our post-production operations are located. We lease space for our sales offices, WWE Films office, and our warehouse facilities.

Our principal properties consist of the following:

                                                                                 Expiration Date
Facility                Location            Square Feet        Owned/Leased          of Lease
---------               --------            -----------        ------------      ------------
Executive offices       Stamford, CT            114,300        Owned                    --
Production studio       Stamford, CT             39,000(1)     Owned                    --
Ring / Photo studio     Stamford, CT              5,600        Leased            May 11, 2006
Sales office            New York, NY             10,075        Leased            July 15, 2008
Sales office            Toronto, Canada           7,069        Leased            February 28, 2006
Sales office            London, England             600        Leased            Month to month
Executive office        Los Angeles, CA           2,100        Leased            July 15, 2007
Warehouse               Trumbull, CT             30,000        Leased            August 9, 2004

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

      We are currently in the process of seeking a subtenant or assignee for our 46,500 square foot rental space in New York City, which was used for our entertainment complex, The World. The lease expires in October 2017, and aggregate rental payments through the end of the term are approximately $46.0 million, excluding any potential sub-rental income.

Regulation

Live Events

      In certain states we are required to comply with regulations of state athletic commissions and other applicable regulatory agencies in order to promote and conduct our live entertainment. Twenty-two states require that we obtain a promoter's license, which is a corporate license necessary for us to promote our live events and is granted to us on an annual basis. Twenty states require our performers and referees to obtain a performer's license, which is an individual license necessary for our performers and referees to perform at our live events and is typically granted to them on an annual basis. Eight states require that our performers take an annual physical examination. In addition to the annual licenses that certain states require, twelve states require that we obtain a permit for each event that we hold. We are also subject to the regulations of athletic commissions in certain Canadian provinces. These commissions require that we obtain promoter's licenses and medical approval for our performers. We are in compliance with all applicable state and local athletic commission regulations.

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

Item 3. Legal Proceedings

      See Note 11 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of matters to a vote of Security Holders

      None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Class A Common Stock

      Our Class A common stock trades on the New York Stock Exchange under the symbol "WWE."

      The following table sets forth the high and the low sale prices for the shares of Class A common stock as reported by the New York Stock Exchange for the periods indicated.

                             Class A common stock
                             --------------------

Fiscal 2003                 High             Low
-----------                ------           -----
First Quarter              $15.30           $8.49

Second Quarter             $10.40           $6.76

Third Quarter              $ 9.02           $7.53

Fourth Quarter             $ 9.20           $7.43

                             Class A common stock
                             --------------------

Fiscal 2002                 High             Low
-----------                ------           ------
First Quarter              $15.50           $12.00

Second Quarter             $13.20           $10.33

Third Quarter              $14.25           $10.67

Fourth Quarter             $15.85           $12.85

      There were 10,557 holders of record of Class A common stock and three holders of record of Class B common stock as of June 13, 2003.

      In June 2003, our Board of Directors approved the payment of a quarterly dividend of $0.04 per share on all Class A and Class B common shares. The record date for the first such dividend is June 27, 2003 and the payment date will be on or about July 10, 2003.

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of April 30, 2003.

Plan Category              Number of securities              Weighted-average         Number of securities remaining
                           to be issued upon                 exercise price of        available for future issuance
                           exercise of outstanding           outstanding options,     under equity compensation plans
                           options, warrants and rights      warrants and rights      (excluding securities reflected in
                                                                                      column (a))

                                 (a)                              (b)                           (c)
Equity compensation              6,964,450                        $15.89                        2,822,350
plans approved by
security holders

Equity compensation              None                              N/A                          None
plans not approved by
security holders

Total                            6,964,450                        $15.89                        2,822,350

On June 13, 2003, we granted 792,500 options at an exercise price of $9.60 and granted 178,000 shares of restricted stock at an average price per share of $9.60. Such issuances were granted under our 1999 Long-term Incentive Plan, which was approved by our stockholders.

Item 6. Selected Historical Consolidated Financial and Other Data

      The following table sets forth our selected historical consolidated financial data for each of the five fiscal years in the period ended April 30, 2003. The selected historical consolidated financial data as of April 30, 2003 and 2002 and for the fiscal years ended April 30, 2003, 2002 and 2001 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical consolidated financial data as of April 30, 2001, 2000 and 1999 and for the fiscal years ended April 30, 2000 and 1999 have been derived from our audited consolidated financial statements, which have not been included in this Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation. You should read the selected historical consolidated financial data in conjunction with our historical consolidated financial statements and related notes and the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K.

                                                                               Year Ended April 30,
                                                         -----------------------------------------------------------------
                                                             2003          2002         2001          2000          1999
                                                             ----          ----         ----          ----          ----
                                                                       (dollars in thousands, except per share data)
Summary Operations Data:

Net revenues ..........................................   $374,264      $409,622     $438,139      $377,899      $250,335
Cost of revenues ......................................    237,343       251,124      249,308       219,569       145,887
Selling, general and administrative expenses (1) ......     99,349        98,291       96,486        71,095        45,521
Income from continuing operations
 before income taxes (2) ..............................     27,358        67,451      102,669        74,777        57,973
Income from continuing operations (3) .................     16,362        42,498       64,526        59,577        56,030
Net (loss) income (4) .................................   $(19,195)     $ 42,233     $ 15,987      $ 58,908      $ 56,030

Earnings (loss) per share:
Earnings from continuing operations
 per common share: basic and diluted ..................   $   0.23      $   0.58     $   0.90      $   0.95      $   0.99
(Loss) earnings per common share:
  basic and diluted ...................................   $  (0.27)     $   0.58     $   0.22      $   0.94      $   0.99

Summary Cash Flows Data:

Net (loss) income .....................................   $(19,195)     $ 42,233     $ 15,987      $ 58,908      $ 56,030
Depreciation & amortization ...........................   $ 10,545      $ 10,174     $  4,736      $  2,544      $  1,946
Changes in working captial ............................     (3,751)       28,598      (10,595)       (3,157)       (2,297)
Capital expenditures and other
 investing activities, net ............................    (13,593)       (4,485)     (14,404)      (15,068)      (14,634)
Financing activities, net .............................    (29,072)       (1,282)      61,057       110,474        (6,082)

                                                                                   As of April 30,
                                                         -----------------------------------------------------------------
Summary Balance Sheets Data:                                2003          2002         2001          2000          1999
                                                            ----          ----         ----          ----          ----
                                                                                (dollars in thousands)
Cash and cash equivalents and
 short-term investments ...............................   $271,114      $293,803     $239,058      $208,992      $ 45,727
Property and equipment-net ............................     59,325        59,214       54,819        41,484        28,377
Total assets ..........................................    437,257       495,352      466,181       337,032       130,188
Total long-term debt (including
 current portion) .....................................      9,903         9,903       10,459        11,417        12,791
Total stockholders' equity ............................    341,959       389,438      347,859       258,537        72,260

                                                                              Year Ended April 30,
                                                         -----------------------------------------------------------------
                                                            2003          2002         2001           2000          1999
                                                            ----          ----         ----           ----          ----
                                                                                (dollars in thousands)
Other Non-Financial Data:
Number of live events..................................        327           237          212            206          199
Total attendance.......................................  1,815,100     2,032,754    2,449,800      2,485,100    2,273,701
Domestic pay-per-view buys.............................  5,378,100     7,135,464    8,010,400      6,884,600    5,365,100

(1) Included in fiscal 2001 was a payment for the settlement of an outstanding lawsuit for $7.0 million ($4.3 million, net of taxes).

(2) Included in fiscal 2001 and 2000 were non-cash stock option charges of approximately $0.8 million ($0.5 million, net of taxes) and approximately $6.0 million ($3.7 million, net of taxes), respectively, relating to the granting of stock options to certain performers who are independent contractors. In addition, included in fiscal 2000 was a non-cash charge of $9.3 million ($5.7 million, net of taxes). In April 2000, we entered into a non-forfeitable agreement with Viacom whereby Viacom acquired approximately 2.3 million newly issued shares of our Class A common stock at $13 per share.

(3) Concurrent with the issuance of shares in our initial public offering in October 1999 (the "Offering"), we terminated our election to be subject to the provisions of Subchapter S and have become subject to the provisions of Subchapter C of the Internal Revenue Code. The provision for income taxes reflected in our historical consolidated financial statements through the date of our Offering relates only to foreign and certain state income taxes for those states that did not recognize Subchapter S status.

(4) Included in our net (loss) income was the operating results of our discontinued operations, The World and the XFL and their respective estimated shutdown costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

Background

      We are an integrated media and entertainment company principally engaged in the development, production and marketing of television programming and live events and the licensing and sale of branded consumer products featuring our highly successful brands.

      Our operations are organized around two principal activities:

o Live and televised entertainment, which consists of live event and television programming. Revenues consist principally of attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

o Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include the marketing and sale of merchandise, magazines and home videos, and revenues from consumer products sold through third party licensees.

Fiscal Year Ended April 30, 2003 compared to Fiscal Year Ended April 30, 2002
--------------------------------------------------------------------------------

Net revenues                                                   2003           2002         better (worse)
Live & Televised                                              $295.4         $323.5              (9%)
Branded Merchandise                                           $ 78.9         $ 86.1              (8%)
                                                              ------         ------              ----
Total                                                         $374.3         $409.6              (9%)
                                                              ======         ======

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live & Televised Revenues                                       2003            2002       better (worse)

Live Events                                                   $  72.2        $   74.1           (3%)
        Number of Events                                          327             237           38%
        Average Attendance                                      5,551           8,562          (35%)
        Average Ticket Price                                  $ 38.82        $  35.69            9%

Pay-Per-View                                                  $  91.1        $  112.0          (19%)
        Number of Domestic Buys                               5,378,100      7,135,464         (25%)
        Retail Price,excluding Wrestlemania                   $ 29.95        $  24.95           20%

Advertising                                                   $  72.9        $   83.6          (13%)
        Average weekly household ratings for Raw                  3.7             4.6          (20%)
        Average weekly household ratings for SmackDown!           3.4             4.0          (15%)
        Sponsorship revenues                                  $   8.7        $   13.2          (34%)

Television Rights Fees:
        Domestic                                              $  38.8        $   35.0           11%
        International                                         $  19.7        $   18.3            8%

The following chart reflects comparative revenues and certain drivers for selected business within our branded merchandise segment:

Branded Merchandise Revenues               2003         2002         better (worse)
Licensing                                  $21.8        $  24.4          (11%)

Merchandise                                $22.4          $26.2          (14%)
        Per Capita Spending                $9.15          $8.48            8%

Publishing                                 $15.2          $16.3           (7%)
        Net Units sold                     6,427,500    6,867,700         (6%)

Home Video                                 $13.8        $  13.6            1%
        Net Units sold:
                  DVD                      916,200      625,900           46%
                  VHS                      466,800      1,041,200        (55%)

Internet Advertising                       $  4.9       $   4.4           11%

Cost of Revenues                            2003          2002       better (worse)
Live & Televised                           $190.6       $ 194.2            2%
Branded Merchandise                        $ 46.7       $  56.9           18%
                                           ------        ------          ---
Total                                      $237.3       $ 251.1            6%
                                           ======        ======

           Profit Contribution Margin         37%          39%

Cost of Revenues -Live & Televised          2003         2002        better (worse)
Live Events                                $  56.1      $  52.2           (7%)
Pay-Per-View                               $  36.7      $  42.5           14%
Advertising                                $  35.2      $  36.9            5%
Television                                 $  50.2      $  49.6           (1%)
Other                                      $  12.4      $  13.0            5%

           Profit Contribution Margin         35%          40%

The decrease in the profit contribution margin was due primarily to the impact of the William Morris Agency, Inc. settlement, the fixed nature of our television production costs and the decline in pay-per-view revenues.


Cost of Revenues - Branded Merchandise      2003         2002        better (worse)
Licensing                                  $   6.6      $   9.8           33%
Merchandise                                $  20.4      $  22.6           10%
Publishing                                 $   9.4      $  10.0            6%
Home Video                                 $   6.5      $   9.4           31%
Digital Media                              $   3.3      $   5.0           34%

           Profit Contribution Margin          41%          34%

The increase in the profit contribution margin was due in part to the absence of costs in fiscal 2003 related to our sponsoring of a National Hot Rod Association ("NHRA") racing team and lower expenses associated with maintaining our web site in fiscal 2003 and higher inventory write-offs in the home video category in fiscal 2002.

The following chart reflects the amounts and percent change of certain significant overhead items:

Selling, General & Administrative Expenses       2003       2002      better (worse)
Staff related expenses                         $  36.6    $  37.4           2%
Legal and litigation                              18.4       14.6         (26%)
Consulting and accounting fees                     8.9        8.9          --
Advertising and promotion expenses                 8.6        9.4           9%
Bad debt expense                                   3.8        1.0        (280%)
All other                                         23.0       27.0          15%
                                               -------    -------        -----
Total SG&A                                     $  99.3    $  98.3           1%

SG&A as a percentage of net revenues               27%        24%

The increase in bad debt expense was related to a pay-per-view service and a cable system that distribute our pay-per-view events. Included in legal and litigation in 2003 was a $3.8 million offer to settle a legal dispute partially offset by $1.0 million of net favorable settlements.

Depreciation and Amortization                   2003       2002       better (worse)
                                               $10.5      $10.2           (3%)

Interest Expense                               2003       2002        better (worse)
                                                $0.8       $0.8           --

The following reflects the amounts and percentage changes of certain significant interest income and other items:

Interest income and other, net                  2003       2002       better (worse)
Interest income                                  $2.0     $10.6           (81%)
Gain on sale / revaluation of warrants            --      $10.6          (100%)
Impairment loss on equity investments           ($0.6)    ($2.9)           79%

The decrease in interest income is due to lower average interest rates earned on our investments as well as a loss of approximately $1.6 million from an investment in mortgage-backed securities. During fiscal 2002, we exercised and sold certain warrants resulting in a $6.8 million gain. In addition, as a result of our adoption of SFAS No. 133 in fiscal 2002, we recorded a $2.4 million gain from the revaluation of these warrants, and subsequent to our adoption of SFAS No. 133, we recorded an additional increase of $1.4 million in the revaluation of the warrants.

Provision for Income Taxes                      2003       2002       better (worse)
Provision                                       $11.0      $25.0             56%
          Effective Tax Rate                     40.2%      37.0%

The increase in the effective tax rate is due to capital losses generated in the current year which may not be deductible for tax purposes. We have determined that it is more likely than not these losses will not be fully utilized and as such, we have recorded a valuation allowance against these benefits.

Discontinued Operations- XFL. Income from discontinued operations was $4.6 million for the fiscal year ended April 30, 2002. The results from fiscal 2002 reflected the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits.

Discontinued Operations- The World. In February 2003, we closed the restaurant operations of our entertainment complex, The World, and in April 2003, we closed the retail operation. As a result, the operations of The World, as well as the estimated costs to shut down this business, have been reflected in discontinued operations. We recorded an after-tax charge of $8.9 million in the fourth quarter related to the estimated costs to shut down this facility. This amount includes, in addition to other costs, rental payments required under the lease, net of management's current estimate of potential sub-rental income. This lease expires on October 31, 2017.

      Loss from discontinued operations of The World, net of income taxes, was $26.7 million for the fiscal year ended April 30, 2003 as compared to a loss from discontinued operations, net of taxes, of $4.9 million for the fiscal year ended April 30, 2002. Included in fiscal 2003 was an impairment charge of $32.9 million ($20.4 million, after tax) as a result of impairment tests conducted on goodwill and other long-lived assets related to The World.

Fiscal Year Ended April 30, 2002 compared to Fiscal Year Ended April 30, 2001
--------------------------------------------------------------------------------

Revenues                             2002          2001         better (worse)
Live & Televised                     $323.5        $335.7             (4%)
Branded Merchandise                    86.1         102.5            (16%)
                                     ------        ------             ----
Total                                $409.6        $438.2             (7%)
                                     ======        ======

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live & Televised Revenues            2002          2001         better (worse)
Live Events                          $74.1         $81.9            (10%)
       Number of Events              237             212             12%
       Average Attendance            8,562         11,556           (26%)
       Average Ticket Price          $35.69        $32.63             9%

Pay-Per-View                         $112.0        $128.2           (13%)
       Number of Domestic Buys       7,135,464     8,010,400        (11%)

Advertising                          $83.6         $90.3             (7%)
       Ratings for Raw-TNN             4.6           5.0             (8%)
       Ratings for Raw-USA             --            6.3              --
       Ratings for SmackDown!          4.0           4.6            (13%)
       Sponsorship revenues          $13.2         $12.5              6%

Television Rights Fees
       Domestic                      $35.0         $20.9             68%
       International                 $18.3         $14.3             28%

The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues         2002          2001          better (worse)
Licensing                            $24.4         $35.6             (31%)

Merchandise                          $26.2         $28.9              (9%)
       Per Capita Spending           $8.48         $8.29               2%

Publishing                           $16.3         $17.0              (4%)
       Net units sold                6,867,700     7,594,400         (10%)

Home Video                           $13.6         $12.2              11%
       Net units sold:
                DVD                  625,900       167,900           273%
                VHS                  1,041,200     1,285,700         (19%)

Internet Advertising                 $ 4.4         $ 5.6              (21%)

Cost of Revenues                         2002       2001       better (worse)
Live & Televised                        $194.2     $188.5          (3%)
Branded Merchandise                       56.9       60.8           6%
                                        ------     ------         ---
Total                                   $251.1     $249.3         (1%)
                                        ======     ======
       Profit Contribution Margin          39%        43%

The following chart represents comparative revenues and key drivers for each of the businesses within our live and televised segment:

Cost of Revenues -Live & Televised       2002       2001       better (worse)
Live Events                             $ 52.2     $ 60.9          14%
Pay-Per-View                            $ 42.5     $ 41.6          (2%)
Advertising                             $ 36.9     $ 39.7           7%
Television                              $ 49.6     $ 38.6         (28%)
Other                                   $ 13.0     $  7.7         (69%)
       Profit Contribution Margin          40%        44%

The decrease in the profit contribution margin was due primarily to the decrease in pay-per-view revenues.

The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Cost of Revenues -Branded Merchandise    2002       2001       better (worse)
Licensing                               $  9.8     $ 13.8          29%
Merchandise                             $ 22.6     $ 23.9           5%
Publishing                              $ 10.0     $  9.7          (3%)
Home Video                              $  9.4     $  6.2         (52%)
Digital Media                           $  5.0     $  4.9          (2%)
       Profit Contribution Margin          34%        38%

The decrease in the profit contribution margin was due to the mix of product within the segments.

The following chart reflects the amounts and percent change of certain significant overhead items:

Selling, General & Administrative Expenses        2002      2001       better (worse)
Staff related expenses                            $ 37.4    $ 37.8           1%
Legal and litigation                                14.6      16.1           9%
Consulting and accounting fees                       8.9       9.1           2%
Advertising and promotion expenses                   9.4       5.4         (74%)
All other                                           28.0      28.1           --
                                                  ------    ------          -----
Total SG&A                                        $ 98.3    $ 96.5          (2%)
                                                  ======    ======
     SG&A as a percentage of net revenues            24%       22%

The increase in advertising and promotion expenses was due primarily to our contractual agreement to purchase $7.0 million of advertising time from a media company. This agreement was entered into in connection with our acquisition of certain assets of WCW, Inc. in March 2001 and is in effect through June 2004. See "Liquidity and Capital Resources."

Depreciation and Amortization                     2002      2001       better (worse)
                                                  $10.2     $4.7          (117%)

The increase in depreciation and amortization was due in part to the accelerated write-off of approximately $2.1 million of architectual costs in 2002 related to our cancelled project in Las Vegas, as well as higher depreciation and amortization related to increased capital spending in fiscal 2002 and 2001.

Interest Expense                          2002       2001      better (worse)
                                          $0.8       $0.9           11%

The following reflects the amounts and percentage changes of certain significant interest income and other items:

Interest Income and Other, net            2002      2001       better (worse)
Interest Income                           $10.6     $15.3         (31%)
Gain on sale/Revaluation of warrants      $10.6       --           --
Impairment loss on equity investments     ($2.9)      --           --

The decrease in interest income was a result of lower average interest rates in fiscal 2002. During fiscal 2002, we exercised and sold certain warrants resulting in a $6.8 million gain. In addition, as a result of our adoption of SFAS No. 133 in fiscal 2002, we recorded a $2.4 million gain from the revaluation of these warrants, and subsequent to our adoption of SFAS No. 133, we recorded an increase of $1.4 million in the revaluation of the warrants.

Provision for Income Taxes                2002      2001       better (worse)
Provision                                 $25.0     $38.1           34%
     Effective Tax Rate                    37.0%     37.2%

Discontinued Operations-XFL. Income from discontinued operations of the XFL, net of minority interest and income taxes, was $4.6 million for the fiscal year ended April 30, 2002 as compared to a loss from discontinued operations of $46.9 million for the fiscal year ended April 30, 2001. The results from fiscal 2002 reflected the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits. Included in the net loss for fiscal 2001 was a loss from operations of $31.3 million and a loss on the shutdown of $15.6 million. The estimated shutdown costs consisted primarily of staff, lease and labor obligations, write-offs of certain fixed assets and accounts receivable and inventory write downs.

On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of our Class A common stock at $13 per share for a total investment of $30.0 million. As a result of the stock purchase, which was at a below market price, we recorded a non-cash charge of $10.7 million, which was being amortized over 30 months. Amortization of $3.7 million during fiscal 2001 was reflected in discontinued operations. As a result of our decision to discontinue operations of the XFL, we wrote off the remaining unamortized asset of $7.0 million which was also reflected in discontinued operations. In May 2002, we repurchased 2.3 million shares of our Class A common stock from NBC for $27.7 million.

Discontinued Operations - The World. Loss from discontinued operations of The World, net of income taxes, was $4.9 million for the fiscal ended April 30, 2002 as compared to $1.6 million for the fiscal year ended April 30, 2001.

Liquidity and Capital Resources

      Cash flows from operating activities for the fiscal years ended April 30, 2003 and 2002 were $21.1 million and $57.9 million, respectively, and cash flows used for operating activities was $23.4 million for fiscal 2001. Cash flows provided by operating activities from continuing operations were $28.0 million in fiscal 2003 as compared to $76.5 million in fiscal 2002 and $62.0 million in fiscal 2001. Working capital, consisting of current assets less current liabilities, was $275.1 million as of April 30, 2003 and $322.1 million as of April 30, 2002.

      Cash flows provided by investing activities were $49.7 million in fiscal 2003 and cash flows used in investing activities for the fiscal years ended April 30, 2002 and 2001 were $22.7 million and $141.5 million, respectively. As of April 30, 2003, we had approximately $102.4 million invested primarily in short-term municipal securities and corporate paper which consisted primarily of AA or AAA rated instruments. The maturities of these instruments are generally for a term of three months or shorter. In addition, we had approximately $40.2 million invested in mutual funds, which primarily held AAA and AA rated instruments. Our investment policy is designed to assume a minimum of credit, interest rate and market risk.

      In fiscal 2003, we had capital expenditures of approximately $10.6 million, consisting primarily of digital media equipment for our wweshopzone.com web site, television equipment and building improvements. Capital expenditures for fiscal 2004 are expected to be between $7.5 million - $10.0 million, which includes a conversion of our critical business and financial systems, television equipment and building improvements.

      In March 2003, we acquired a film library and certain other assets for $3.0 million from an unaffiliated professional wrestling organization. In March 2001, we acquired certain assets of the WCW brand, including trade names, tape library and other intangible assets from a subsidiary of AOL Time Warner for approximately $2.5 million. In addition, we incurred certain related costs to acquire these assets of approximately $6.6 million.

      Cash flows used in financing activities for the fiscal year ended April 30, 2003 was $28.8 million and cash flows provided by financing activities $6.8 million and $107.5 million for the fiscal years ended April 30, 2002 and 2001, respectively.

      In June 2003, our board of directors approved the payment of a quarterly dividend of $0.04 per share on all Class A and Class B common shares.

      In June 2003, we purchased approximately 2.0 million shares of common stock from Viacom for approximately $19.3 million.

      In 1997, we entered into a mortgage loan agreement under which we borrowed $12.0 million at an annual interest rate of 7.6% to be repaid in monthly installments over 15 years. This term loan is collateralized by our executive offices and television production studio, both of which are located in Stamford, Connecticut. The term loan may not be prepaid in whole or in part prior to and through January 1, 2006. Thereafter, the term loan may be prepaid in whole with the payment of a premium. As of June 6, 2003, the outstanding principal amount of the term loan was $9.2 million.

      In 2000 we entered into a lease agreement for a 1998 Canadair Challenger 604 airplane. The term of this aircraft lease is for twelve years ending on October 30, 2012. The monthly lease payment is determined by a floating rate, which is based upon the 30-day US Commerical Paper Rate as stated by the Federal Reserve plus 1.95%. The current monthly payment is approximately $120,000. At the end of the term of the lease agreement, we have guaranteed the lessor up to $2.5 million if the jet is sold for less than $9.0 million.

      We have entered into various other contracts under which we are required to make guaranteed payments, including:

o     Performer contracts providing for future minimum guaranteed payments.

o Television distribution agreements with Viacom affiliates UPN and TNN that provide for the payment of the greater of a fixed percentage of the revenues from the sale of television advertising time or an annual minimum payment. Our current agreement for UPN programming covers two hours of programming every week and expires in September 2003. Under the terms of our new agreement with UPN, which is effective October 2003, we will receive a weekly rights fee for our SmackDown! program and UPN would sell all of the advertising time. The balance of our Viacom agreement covers five hours of programming every week and expires in September 2005.

o Advertising commitments to a media company over a three year period, ending June 2004.

o     Various operating leases for our offices.

o Employment contract with Vincent K. McMahon, which is for a seven-year term commencing in October 1999 and in addition, a talent contract which is co-terminous with his employment contract.

o Employment contract with Linda E. McMahon, which is for a four-year term commencing in October 1999. Pursuant to its terms, this contract was renewed for an additional year.

o Employment contracts with certain of our employees, which are generally for one to three year terms.

o Service contracts with certain of our independent contractors, which are generally for one to four year terms.

      Our aggregate minimum payment obligations under these contracts as of April 30, 2003 was as follows:

                                                              Payments due by period
                                                              ----------------------
                                                                  ($ in millions)
                                           Less than                               After
                                            1 year      1-3 years    4-5 years    5 years    Total
                                           --------------------------------------------------------
Long-term debt                              $ 0.8         $ 1.7       $ 1.9         $5.5     $  9.9
Operating leases                            $ 3.0         $ 4.6       $ 4.2         $6.6     $ 18.4
Television programming agreements           $12.8         $ 5.8       $ 2.4         $2.7     $ 23.7
Other commitments                           $34.4         $18.6       $ 7.8         $ --     $ 60.8
                                            -----         -----       -----        -----     ------
Total Commitments from
           Continuing Operations            $51.0         $30.7       $16.3        $14.8     $112.8

Operating lease - The World (1)             $ 2.5         $ 5.4       $ 5.7        $32.7     $ 46.3
                                            -----         -----       -----        -----     ------

Total                                       $53.5         $36.1       $22.0        $47.5     $159.1
                                            =====         =====       =====        =====     ======

(1)   Excludes any estimated sub-rental income.

      We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, quarterly dividends, capital expenditures and strategic investments as well as costs related to the shut down of The World.

Seasonality

      Our operating results are not materially affected by seasonal factors; however, because we operate on a fiscal calendar, the number of pay-per-view events recorded in a given quarter may vary. In addition, revenues from our licensing and direct sale of consumer products, including through our catalogs, magazines and Internet sites, may vary from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuation in quarterly revenues and earnings.

Inflation

      During the past three fiscal years, inflation has not had a material effect on our business.

Application of Critical Accounting Policies

Critical Accounting Policies

      We believe the following are the critical accounting policies used in the preparation of our financial statements, as well as the significant judgments and estimates affecting the application of these policies.

      Revenue Recognition

      Pay-per-view programming:
      Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and any subsequent adjustments to the buys are recognized on a cash basis. As of April 30, 2003, our pay-per-view Accounts Receivable was $24.3 million. If our initial estimate is incorrect, it can result in significant adjustments to revenues in subsequent years.

      Television advertising:
      Revenues from the sale of television advertising are recorded when the commercial airs within our programming and are based upon contractual amounts previously established with our advertisers. These contractual amounts are typically based on the advertisement reaching a desired number of viewers. If an ad does not reach the desired number of viewers, we record an estimated reserve to reflect rebates or future free advertising due to advertisers, based on the difference between the intended delivery (as contracted) and actual delivery of audiences. As of April 30, 2003, our estimated reserve was $6.9 million. If our estimated reserves are incorrect, revenues in subsequent periods would have to be adjusted.

      Home Video:
      Revenues from the sales of VHS and DVD titles are recorded when shipped by our distributor to wholesalers / retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information and current industry trends. As of April 30, 2003, our home video returns allowance was $1.5 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

      Magazine publishing:
      Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers / retailers, net of an allowance for estimated returns. We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current titles in relation to prior issue return rates. As of April 30, 2003, our newsstand returns allowance was $5.0 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

      Allowance for Doubtful Accounts

      Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers. As of April 30, 2003, our allowance for doubtful accounts was $5.3 million. Changes in the financial condition of significant customers, either adverse or positive, could impact the amount and timing of any additional allowances that may be required.

Initial Adoption of Accounting Policies

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During 2003, the economic conditions surrounding our entertainment complex in New York City and its continued weak operating results indicated potential impairment. The impairment test prescribed by SFAS No. 144 was performed and ultimately resulted in a non-cash pre-tax impairment charge of $30.4 million that was recorded in the current year. In conjunction with the impairment test above, it was determined that goodwill related to the purchase of The World was also impaired and as a result, we recorded an additional non-cash pre-tax charge of $2.5 million in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In February 2003, we closed the restaurant operations at The World and in April 2003, we closed the retail operations at the facility. Total costs related to the shut down of these operations are estimated to be $8.9 million, net of applicable tax benefits of $3.3 million and were recorded as discontinued operations in our consolidated financial statements in the current year, in accordance with SFAS No. 146.

Recent Pronouncements

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement became effective for us on May 1, 2003 and does not have a material impact on our operating results or financial position.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002 and did not have a material impacton our consolidated financial statements.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires us to consolidate a variable interest entity if we are subjected to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. We currently lease a corporate jet which is not held in a variable interest entity, and, accordingly is accounted for as an operating lease. We do not currently have any interests in variable interest entities and, accordingly do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

      In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus is not expected to have a material impact on our consolidated financial statements.

      In November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This consensus addresses income statement characterization issues and recognition and measurement issues relating to consideration given by a vendor to a customer. As a result of this pronouncement, we reclassified $1.7 million in fiscal 2003 and $1.3 million in fiscal 2002 and 2001 of discounts previously classified as expenses to the prescribed accounting as a reduction of revenue.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It is effective for us in the second quarter of 2004, but, because we have no instruments falling under the provisions of SFAS No. 150, it will not have an impact on our consolidated financial statements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Annual Report, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend", "estimate", "believe", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our story lines and the popularity of our brand of entertainment; (iii) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and story lines; (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, and in this regard our primary distribution agreement with Viacom runs until Fall 2004 for its UPN network and Fall 2005 for its TNN network; (v) we may not be able to compete effectively with companies providing other forms of entertainment and programming, and many of these competitors have greater financial resources than we; (vi) we may not be able to protect our intellectual property rights which could negatively impact our ability to compete in the sports entertainment market; (vii) general economic conditions or a change in the popularity of our brand of sports entertainment could adversely impact our business; (viii) risks associated with producing live events, both domestically and internationally, including without limitation risks that our insurance may not cover liabilities resulting from accidents or injuries and that we may be prohibited from promoting and conducting live events if we do not comply with applicable regulations; (ix) uncertainties associated with international markets; (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably; (xi) any new or complementary businesses into which we may expand in the future could adversely affect our existing businesses; (xii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can exercise significant influence over our affairs, and his interests could conflict with the holders of our Class A common stock; and
(xiii) a substantial number of shares will be eligible for future sale by our current majority stockholder, and the sale of those shares could lower our stock price. The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our foreign currency exchange rate risk is minimized by maintining minimal net assets and liabilities in currencies other than our functional currency.

Interest Rate Risk

      We are exposed to interest rate risk related to our debt and investment portfolio. Our debt primarily consists of the mortgage related to our corporate headquarters, which has an annual interest rate of 7.6%. Due to the recent decreases in mortgage rates, this debt is now at a rate in excess of market, however due to the terms of our agreement we are prohibited from refinancing for several years. The impact of the decrease in mortgage rates is considered immaterial to our consolidated financial statements.

      Our investment portfolio consists primarily of government obligations, highly rated corporate obligations and bond mutual funds, with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio's dollar weighted duration is less than two years. Due to the nature of our investments and our strategy to minimize market and interest rate risk, our portfolio would not be materially impacted by adverse fluctuations in interest rates.

Item 8. Consolidated Financial Statements and Schedule

      The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

                                    PART III

      The information required by Part III (Items 10-13 and 15) is incorporated herein by reference to the captions "Directors and Executive Officers of the Registrant", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters and Certain Relationships and Related Party Transactions" and "Independent Auditor Fees" in our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

      Based on their most recent review, which was completed within 90 days of the filing of this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. While we are in the process of formalizing certain of our control procedures, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

                                    PART IV

Item  16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

1. Consolidated Financial Statements and Schedule: See index to Consolidated Financial Statements on page F-1 of this Report.

2.    Exhibits:

Exhibit No.  Description of Exhibit
-----------  ----------------------
 3.1         Amended and Restated Certificate of Incorporation
             (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).

 3.1A Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-8, filed July 15, 2002).

 3.2         Amended and Restated By-laws (Incorporated by reference to
             Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-84327)).

 3.2A Amendment to Amended and Restated By-Laws (Incorporated by reference to Exhibit 4.2(a) to our Registration Statement on Form S-8, filed July 15, 2002).

 10.1        1999 Long -Term Incentive Plan (Incorporated by reference to
             Exhibit 10.1 to our Registration Statement on Form S-1 (No. 333-84327))(the "LTIP").*

 10.1A Form of Option Agreement granted during 2003 under the LTIP (filed herewith)*

 10.2 Employment Agreement with Vincent K. McMahon, dated October 14, 1999 (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (No. 333-84327)).*

 10.2A Amendment, dated as of May 1, 2002, to Employment Agreement with Vincent K. McMahon.*

 10.2B Form of Agreement for Restricted Performance Stock Units granted during 2003 under the LTIP (filed herewith).*

 10.3 Booking Contract with Vincent K. McMahon, dated February 15, 2000 (Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*

 10.3A       Amendment, dated July 3, 2001, to Booking Contract with Vincent
             K. McMahon (Incorporated by reference to Exhibit 10.3A to our Annual Report on Form 10-K for the fiscal year ended April 30,
             2001).*

 10.4 Employment Agreement with Linda E. McMahon, dated October 14, 1999 (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (No. 333-84327)).*

 10.5 Booking Contract with Linda E. McMahon, dated February 15, 2000 (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended April 30,
             2000).*

 10.6 World Wrestling Entertainment Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

 10.7 License Agreement with inDemand, formerly known as Viewer's Choice L.L.C., dated as of January 20, 1999 (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (No. 333-84327)). (1)

 10.8        World Wrestling Entertainment, Inc. Management Bonus Plan.
             (filed herewith).*

 10.9 Independent Contractor Agreement, dated May 1, 2003, between the Registrant and Communications Consultants, Inc. (filed herewith).*

 10.10 Registration Rights Agreement, dated August 30, 2001, by and between Invemed Catalyst Fund, L.P. and World Wrestling Entertainment, Inc. (Incorporated by reference to Exhibit
             10.10 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).

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

 10.15 Form of Tax Indemnification Agreement among the Registrant, Stephanie Music Publishing, Inc., Vincent K. McMahon and the Vincent K. McMahon Irrevocable Deed of Trust, dated as of June 30, 1999 (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (No. 333-84327)).

 10.16 Agreement between WWF-World Wide Fund for Nature and Titan Sports, Inc. dated January 20, 1994 (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-84327)).

 21.1        List of Significant Subsidiaries (filed herewith).

 23.1        Consent of Deloitte & Touche LLP (filed herewith).

 99.1 Certification by Linda E. McMahon and Philip B. Livingston pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

--------------------------------------------------------------------------------
      * Indicates management contract or compensatory plan or arrangement.

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

(b)   Reports on Form 8-K:

      The Registrant filed a Form 8-K dated February 25, 2003 under Item 5, Other Events and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         World Wrestling Entertainment, Inc.
                                         (Registrant)


Dated: July 2, 2003                      By: /s/ Linda E. McMahon
                                             -----------------------------------
                                                 Linda E. McMahon
                                                 Chief Executive Officer


Dated: July 2, 2003                      By: /s/ Philip B.Livingston
                                             -----------------------------------
                                                 Philip B. Livingston
                                                 Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                   Title or Capacity                   Date
           ---------                                   -----------------                   ----
By: /s/ Vincent K. McMahon                Chairman of the Board of Directors         July 2, 2003
-----------------------------------
        Vincent K. McMahon

By: /s/ Linda E. McMahon                  Chief Executive Officer and Director       July 2, 2003
-----------------------------------
        Linda E. McMahon

By: /s/ Lowell P. Weicker Jr.             Director                                   July 2, 2003
-----------------------------------
        Lowell P. Weicker Jr.

By: /s/ David Kenin                       Director                                   July 2, 2003
-----------------------------------
        David Kenin

By: /s/ Joseph Perkins                    Director                                   July 2, 2003
-----------------------------------
        Joseph Perkins

By: /s/ Michael B. Solomon                Director                                   July 2, 2003
-----------------------------------
        Michael B. Solomon

By: /s/ Philip B. Livingston              Chief Financial Officer
-----------------------------------       and Director                               July 2, 2003
        Philip B. Livingston

By: /s/ Frank G. Serpe                    Senior Vice President and
-----------------------------------       Chief Accounting Officer                   July 2, 2003
        Frank G. Serpe

                                 CERTIFICATIONS

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Linda E. McMahon, certify that:

1. I have reviewed this annual report on Form 10-K of World Wrestling Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 2, 2003
                                         By: /s/ Linda E. McMahon
                                             -----------------------------------
                                                 Linda E. McMahon
                                                 Chief Executive Officer

I, Philip B. Livingston, certify that:

1. I have reviewed this annual report on Form 10-K of World Wrestling Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 2, 2003

                                         By: /s/  Philip B.Livingston
                                             -----------------------------------
                                                  Philip B. Livingston
                                                  Chief Financial Officer

                      WORLD WRESTLING ENTERTAINMENT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----
Report of Management..........................................................   F-2

Independent Auditors' Report..................................................   F-3

Consolidated Statements of Operations
for the years ended April 30, 2003, 2002 and 2001.............................   F-4

Consolidated Balance Sheets as of
April 30, 2003 and 2002.......................................................   F-5

Consolidated Statements of  Stockholders' Equity
and Comprehensive Income (Loss) for the years
ended April 30, 2003, 2002 and 2001...........................................   F-6

Consolidated Statements of Cash Flows for
the years ended April 30, 2003, 2002 and 2001.................................   F-7

Notes to Consolidated Financial Statements....................................   F-8

Schedule II - Valuation and Qualifying Accounts...............................  F-26

Report of Management

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The integrity and objectivity of the data in these financial statements, including estimates and judgments relating to matters not concluded by year end, are the responsibility of management, as is all other information included in the Annual Report, unless otherwise indicated.

The consolidated financial statements of World Wrestling Entertainment, Inc. have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP, all of World Wrestling Entertainment, Inc.'s financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

Management has established and maintains a system of internal accounting control that provides reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the costs of an internal accounting control system should not exceed, in management's judgment, the benefits to be derived.

Management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by World Wrestling Entertainment, Inc. is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Management also seeks to ensure the objectivity and integrity of its financial data by the careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communication programs aimed at ensuring that its policies, standards and managerial authorities are understood throughout the organization. Management regularly monitors the system of internal accounting control for compliance.

The Audit Committee of the Board of Directors meets periodically with management and the independent auditors to review the manner in which they are performing their respective responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The independent auditors periodically meet privately with the Audit Committee and have access to the Audit Committee at any time.

July 2, 2003


/s/  Linda E. McMahon
-----------------------------------
     Linda E. McMahon
     Chief Executive Officer


/s/  Philip B. Livingston
-----------------------------------
     Philip B. Livingston
     Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of World Wrestling Entertainment,
Inc.:

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. (the "Company") as of April 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and of cash flows for each of the three years in the period ended April 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. as of April 30, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  Deloitte and Touche LLP
Stamford, Connecticut
June 13, 2003

                       World Wrestling Entertainment, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (dollars in thousands, except per share data)

                                                                                  Fiscal year ended April 30,
                                                                          --------------------------------------
                                                                              2003         2002         2001
                                                                              ----         ----         ----
Net revenues .........................................................    $ 374,264     $ 409,622     $ 438,139
Cost of revenues .....................................................      237,343       251,124       249,308
Selling, general and administrative expenses .........................       99,349        98,291        96,486
Depreciation and amortization ........................................       10,545        10,174         4,736
                                                                          ---------     ---------     ---------
Operating income .....................................................       27,027        50,033        87,609

Interest expense .....................................................          783           784           856
Interest income and other, net .......................................        1,114        18,202        15,916
                                                                          ---------     ---------     ---------
Income from continuing operations
 before income taxes .................................................       27,358        67,451       102,669
Provision for income taxes ...........................................       10,996        24,953        38,143
                                                                          ---------     ---------     ---------
Income from continuing operations ....................................       16,362        42,498        64,526
                                                                          ---------     ---------     ---------

Discontinued Operations:
   Loss from XFL operations, net of
    taxes of $17,679 and minority interest ...........................         --            --         (31,293)
   Estimated income (loss) on shutdown
    of the XFL, net of taxes of $2,917
    and $5,265 for fiscal 2002 and 2001,
    respectively, and minority interest ..............................         --           4,638       (15,617)
                                                                          ---------     ---------     ---------
   Income (loss) from discontinued
    operations - XFL .................................................         --           4,638       (46,910)
                                                                          ---------     ---------     ---------

   Loss from The World operations, net
    of taxes of $16,359, $3,006 and
    $999 for fiscal 2003, 2002
     and 2001, respectively ..........................................      (26,691)       (4,903)       (1,629)
   Estimated loss on shutdown of The World,
    net of taxes of $3,257 ...........................................       (8,866)         --            --
                                                                          ---------     ---------     ---------
   Loss from discontinued operations - The World .....................      (35,557)       (4,903)       (1,629)
                                                                          ---------     ---------     ---------

   Loss from discontinued operations .................................      (35,557)         (265)      (48,539)
                                                                          ---------     ---------     ---------

Net income (loss) ....................................................    $ (19,195)    $  42,233     $  15,987
                                                                          =========     =========     =========

Earnings (loss) per common share-Basic:
   Continuing operations .............................................    $    0.23     $    0.58     $    0.90
                                                                          =========     =========     =========
   Discontinued operations ...........................................    $   (0.50)    $    --       $   (0.67)
                                                                          =========     =========     =========
   Net income (loss) .................................................    $   (0.27)    $    0.58     $    0.22
                                                                          =========     =========     =========

Earnings (loss) per common share-Diluted:
   Continuing operations .............................................    $    0.23     $    0.58     $    0.90
                                                                          =========     =========     =========
   Discontinued operations ...........................................    $   (0.50)    $    --       $   (0.67)
                                                                          =========     =========     =========
   Net income (loss) .................................................    $   (0.27)    $    0.58     $    0.22
                                                                          =========     =========     =========

                See Notes to Consolidated Financial Statements.

                       World Wrestling Entertainment, Inc.

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                                   As of April 30,
                                                                              ----------------------
                                                                                 2003         2002
                                                                                 ----         -----

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............................................   $ 128,473    $  86,396
   Short-term investments .................................................     142,641      207,407
   Accounts receivable (less allowance for
    doubtful accounts of $5,284 and $2,840
    as of April 30, 2003 and 2002, respectively) ..........................      49,729       63,762
   Inventory, net .........................................................         839        1,451
   Prepaid expenses and other current assets ..............................      18,443       15,760
   Assets of discontinued operations ......................................      21,129       44,256
                                                                              ---------    ---------
     Total current assets .................................................     361,254      419,032

PROPERTY AND EQUIPMENT--NET ...............................................      59,325       59,214
INTANGIBLE ASSETS .........................................................      12,055        9,055
OTHER ASSETS ..............................................................       4,623        8,051
                                                                              ---------    ---------

TOTAL ASSETS ..............................................................   $ 437,257    $ 495,352
                                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ......................................   $     777    $     601
   Accounts payable .......................................................      14,188       19,490
   Accrued expenses and other liabilities .................................      34,991       45,963
   Deferred income ........................................................      24,662       23,190
   Liabilities of discontinued operations .................................      11,554        7,368
                                                                              ---------    ---------
     Total current liabilities ............................................      86,172       96,612

LONG-TERM DEBT ............................................................       9,126        9,302

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Class A common stock:  ($.01 par value;
    180,000,000 shares authorized; 18,215,427
    shares and 18,184,177 shares issued as of
     April 30, 2003 and 2002, respectively) ...............................         182          181
   Class B common stock: ($.01 par value;
    60,000,000 shares authorized;
    54,780,207 shares issued as of
    April 30, 2003 and 2002 ...............................................         548          548
   Treasury stock (2,578,769 shares
    and 100,000 shares as of
    April 30, 2003 and 2002,
    respectively) .........................................................     (30,569)      (1,139)
   Additional paid-in capital .............................................     297,315      296,938
   Accumulated other comprehensive income (loss) ..........................         243         (525)
   Retained earnings ......................................................      74,240       93,435
                                                                              ---------    ---------
     Total stockholders' equity ...........................................     341,959      389,438
                                                                              ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................    $437,257    $ 495,352
                                                                              =========    =========

                 See Notes to Consolidated Financial Statements.

                       World Wrestling Entertainment, Inc.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                        (dollars and shares in thousands)

                                                                                               Accumulated
                                                                                 Additional       Other
                                                     Common Stock     Treasury    Paid-in     Comprehensive    Retained
                                                    Shares  Amount     Stock      Capital     Income (loss)    Earnings     Total
                                                    ------  ------     -----      -------     -------------    --------     -----

Balance, May 1, 2000 ...........................    68,167    $682   $   --     $ 222,535          $ 105     $ 35,215    $ 258,537

Comprehensive income:
   Net income ..................................      --       --        --          --             --         15,987       15,987
   Translation adjustment ......................      --       --        --          --             (175)        --           (175)
   Unrealized holding loss, net of tax .........      --       --        --          --             (527)        --           (527)
                                                                                                                         ---------
Total comprehensive income .....................                                                                            15,285

Issuance of common stock .......................     4,615      46       --        59,954           --           --         60,000
Stock issuance costs ...........................      --       --        --          (534)          --           --           (534)
Non-cash stock issuance charge .................      --       --        --        10,673           --           --         10,673
Stock option charge ............................      --       --        --         1,092           --           --          1,092
Exercise of stock options ......................       150       1       --         2,549           --           --          2,550
Tax benefit from exercise of stock options .....      --       --        --           256           --           --            256
                                                   -------------------------------------------------------------------------------
Balance, April 30, 2001 ........................    72,932     729       --       296,525           (597)      51,202      347,859


Comprehensive income:
   Net income ..................................      --       --        --          --             --         42,233       42,233
   Translation adjustment ......................      --       --        --          --               37         --             37
   Unrealized holding gain, net of tax .........      --       --        --          --               35         --             35
                                                                                                                         ---------
Total comprehensive income .....................                                                                            42,305

Purchase of treasury stock .....................      (100)    --      (1,139)       --             --           --         (1,139)
Exercise of stock options ......................        32     --        --           413           --           --            413
                                                   -------------------------------------------------------------------------------
Balance, April 30, 2002 ........................    72,864     729     (1,139)    296,938           (525)      93,435      389,438

Comprehensive loss:
   Net loss ....................................      --       --        --          --             --        (19,195)     (19,195)
   Translation adjustment ......................      --       --        --          --              322         --            322
   Unrealized holding gain, net of tax .........      --       --        --          --              446         --            446
                                                                                                                         ---------
Total comprehensive loss .......................                                                                           (18,427)

Purchase of treasury stock .....................    (2,489)    --     (29,554)       --             --           --        (29,554)
Proceeds from sale of treasury stock ...........        10     --         124         (47)          --           --             77
Exercise of stock options ......................        31       1       --           404           --           --            405
Tax benefit from exercise of stock options .....      --       --        --            20           --           --             20
                                                                                                                         ---------
                                                   -------------------------------------------------------------------------------
Balance, April 30, 2003 ........................    70,416    $730   $(30,569)  $ 297,315          $ 243     $ 74,240    $ 341,959
                                                   ===============================================================================

                See Notes to Consolidated Financial Statements.

                       World Wrestling Entertainment, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                Year Ended April 30,
                                                                                            2003        2002        2001
                                                                                        ---------    --------    ---------
OPERATING ACTIVITIES:
   Net (loss) income ................................................................   ($ 19,195)   $ 42,233    $  15,987
Adjustments to reconcile net (loss)
    income to net cash provided by
    (used in) operating activities:
   Loss from discontinued operations ................................................      35,557         265       48,539
   Gain on sale of property and stock, and revaluation of warrants, net .............        --        (5,287)      (1,249)
   Cumulative effect of change
    in accounting principle,
    net of tax ......................................................................        --        (1,487)        --
   Depreciation and amortization ....................................................      10,545      10,174        4,736
   Amortization of deferred income ..................................................      (1,268)     (1,270)        (407)
   Provision for doubtful accounts ..................................................       3,697         900        1,239
   Provision for inventory obsolescence .............................................         797       3,780          803
   Stock option charges .............................................................        --          --            760
   Provision (benefit) for deferred income taxes ....................................       1,650      (1,433)       2,235
   Changes in assets and liabilities:
        Accounts receivable .........................................................      10,334       7,388      (12,936)
        Inventory ...................................................................        (185)     (1,086)      (2,196)
        Prepaid expenses and other assets ...........................................        (614)      5,689       (3,906)
        Accounts payable ............................................................      (5,302)         25        2,086
        Accrued expenses and other liabilities ......................................     (10,724)      6,403        6,812
        Deferred income .............................................................       2,740      10,179         (454)
                                                                                        ---------    --------    ---------
          Net cash provided by continuing operations ................................      28,032      76,473       62,049
          Net cash used in discontinued operations ..................................      (6,894)    (18,587)     (85,403)
                                                                                        ---------    --------    ---------
          Net cash provided by (used in)
           operating activities .....................................................      21,138      57,886      (23,354)
                                                                                        ---------    --------    ---------

INVESTING ACTIVITIES:
   Purchases of property and equipment ..............................................     (10,593)    (12,499)     (21,554)
   Acquisitions, net of cash acquired ...............................................      (3,000)     (4,900)      (4,155)
   Sale (purchase) of short-term investments, net ...................................      65,416     (13,070)     (87,794)
   Net proceeds from the sale of investments ........................................        --        12,914       11,305
                                                                                        ---------    --------    ---------
          Net cash provided by (used in) continuing operations ......................      51,823     (17,555)    (102,198)
          Net cash used in discontinued operations ..................................      (2,134)     (5,179)     (39,273)
                                                                                        ---------    --------    ---------
          Net cash provided by (used in) investing operations .......................      49,689     (22,734)    (141,471)
                                                                                        ---------    --------    ---------

FINANCING ACTIVITIES:
   Repayments of long-term debt .....................................................        (601)       (556)        (959)
   Proceeds from capital lease agreement ............................................         601        --           --
   Common stock issued, including treasury stock reissued,
    net of stock issuance costs .....................................................          77        --         59,466
   Repurchase of Class A common stock ...............................................     (29,554)     (1,139)        --
   Proceeds from exercise of stock options ..........................................         405         413        2,550
                                                                                        ---------    --------    ---------
          Net cash (used in) provided by continuing operations ......................     (29,072)     (1,282)      61,057
          Net cash provided by discontinued operations ..............................         322       8,100       46,415
                                                                                        ---------    --------    ---------
          Net cash (used in) provided by financing activities .......................     (28,750)      6,818      107,472
                                                                                        ---------    --------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................      42,077      41,970      (57,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................      86,396      44,426      101,779
                                                                                        ---------    --------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................   $ 128,473    $ 86,396    $  44,426
                                                                                        =========    ========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period
    for income taxes, net of refunds ................................................   $   6,398    $  7,741    $  33,646
   Cash paid during the period for interest .........................................   $     783    $    783    $     856
SUPPLEMENTAL NON-CASH INFORMATION:
   Receipt of warrants ..............................................................         $--         $--    $   2,884

                 See Notes to Consolidated Financial Statements.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

1.    Basis of Presentation and Business Description

The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our wholly owned subsidiaries. In 2003, we closed the operations of our entertainment complex, The World. We recorded the results from operations of this business and the estimated shutdown cost as discontinued operations. In early May 2001, we discontinued operations of the XFL and accordingly, reported XFL operating results and estimated shutdown costs as discontinued operations.

All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming and live events and the licensing and sale of branded consumer products featuring our World Wrestling Entertainment brand of entertainment. Our continuing operations are organized around two principal activities:

o Live and televised entertainment, which consists of live event and television programming. Revenues consist principally of attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

o Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees and direct marketing and sales of merchandise, magazines and home videos.

Our discontinued operations consisted primarily of food and beverage and retail revenues generated from our entertainment complex and revenues from attendance at live events, sale of television advertising time and sales of consumer products from the XFL.

2.    Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Period - Our fiscal year ends on April 30 of each year. Unless otherwise noted, all references to years relate to fiscal years, not calendar years and refer to the fiscal period by using the year in which the fiscal period ends. Our fiscal quarters are thirteen-week periods that end on the thirteenth Friday in the quarter, with the exception of our fourth quarter, which always ends on April 30.

Cash and Cash Equivalents - Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts.

Short-term Investments- We classify all of our short-term investments as available-for-sale securities. Such short-term investments consist primarily of United States government and federal agencies securities, corporate commercial paper, corporate bonds, mutual funds and mortgage-backed securities, all of which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of April 30, 2003, the fair value of our short-term investments were approximately $148 greater than cost and as of April 30, 2002, the fair value was $518 lower than cost. We recorded unrealized income (losses) of $446, net of taxes, and $(163), net of taxes, for 2003 and 2002, respectively, which was included in accumulated other comprehensive income (loss). It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

Accounts Receivable - Accounts receivable relate principally to amounts due to us from pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively and balances due from the sale of television advertising, videotapes and DVDs and magazines. Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers.

Inventory - Inventory consists of merchandise sold on a direct sales basis, and videotapes and DVDs, which are sold through wholesale distributors and retailers. Substantially all of our inventory is comprised of finished goods. Inventory is stated at the lower of cost (first-in, first-out basis) or market. The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.

Property and Equipment - Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are amortized over the lesser of the remaining useful life of the buildings or the anticipated life of improvements.

Leased Property Under Capital Leases - Property under capital leases is amortized over the shorter of the lives of the respective leases or the estimated useful lives of the assets.

Valuation of Long-Lived Assets - In May 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, we periodically evaluate the carrying value of long-lived assets when events and circumstances warrant such a review. During 2003, the economic conditions surrounding our entertainment complex in New York City, The World, and its continued weak operating results indicated potential impairment. In accordance with the prescribed accounting, an impairment test was performed which ultimately resulted in a non-cash pre-tax impairment charge of $30,392 that was recorded in 2003 and reflected in discontinued operations.

Income Taxes - We account for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Our deferred provision was determined under the asset and liability method. Under this method, deferred assets and liabilities are recognized based on differences between financial statement and income tax basis of assets and liabilities using presently enacted tax rates. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider estimated future taxable income and ongoing tax planning strategies in assessing the need for valuation allowances.

Revenue Recognition

Revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of several of our business lines, there are additional steps in the revenue recognition process, as described below.

Pay-per-view programming:
Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys generally occurs within one year and any subsequent adjustments to the buys are recognized on a cash basis.

Television advertising:
Revenues from the sale of television advertising are recorded when the commercial airs within our programming and are based upon contractual amounts previously established with our advertisers. These contractual amounts are typically based on the advertisement reaching a desired number of viewers. If an ad does not reach the desired number of viewers, we record an estimated reserve to reflect rebates or future free advertising due to advertisers, based on the difference between the intended delivery (as contracted) and actual delivery of audiences.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

Licensing:
Licensing revenues are recognized upon receipt of notice by the individual licensees as to license fees due. If we receive licensing advances, such payments are deferred and recognized as income on an as earned basis.

Home Video:
Revenues from the sales of VHS and DVD titles are recorded when shipped by our distributor to wholesalers / retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information and current industry trends.

Magazine publishing:
Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers / retailers, net of an allowance for estimated returns. We estimate the allowance for newsstand returns based upon our review of historical returns rates and the expected performance of our current titles in relation to prior issue return rates.

Advertising Expense-- Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented.

Foreign Currency Translation - For translation of the financial statements of our Canadian and United Kingdom subsidiaries, we have determined that the Canadian Dollar and the U.K. Pound are the functional currencies. Assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders' equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

Stock-Based Compensation-- We account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of our stock on the grant date. We follow the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", and SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS Nos. 148 and 123 encourage, but do not require, companies to adopt a fair value based method for determining expense related to stock-based compensation (See Note 11).

      Pro Forma Fair Value Disclosures

The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                   April 30,
                                                                  -----------------------------------------
                                                                      2003         2002           2001
                                                                  ----------       -------      ----------
Expected life of option ....................................         3 years       3 years         3 years
Risk-free interest rate ....................................             2.5%         3.4%             4.5%
Expected volatility of our common stock ....................              38%          67%              71%

                                                                      2003         2002             2001
                                                                  ----------       ------       ----------
Weighted average fair value per share of
 each option granted to employees ..........................      $     3.73       $ 6.48       $     7.21
Total number of options granted to employees ...............       1,219,000        5,000        1,481,200
Total fair value of all options
 granted to employees ......................................      $    4,548       $   32       $   10,677

Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No.123, our income from continuing operations and basic and diluted earnings from

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

continuing operations per common share for 2003, 2002 and 2001 would have been impacted as shown in the following table:

                                                                                Year Ended April 30,
                                                                          -----------------------------
                                                                           2003       2002         2001
                                                                           ----       ----         ----
Reported income from continuing operations ...........................    $16,362     $42,498    $ 64,526
Pro forma income from continuing operations ..........................    $12,760     $37,105    $156,438
Reported basic and diluted earnings from
  continuing operations per common share .............................    $  0.23     $  0.58    $   0.90

Pro forma basic and diluted earnings
  from continuing operations per common share ........................    $  0.18     $  0.51    $   0.78

In accordance with SFAS No.123, the weighted average fair value of stock options granted to employees was based on a theoretical statistical model using assumptions. In actuality, because our stock options are not traded on any exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in market price of our common stock. Such an increase in stock price would benefit all stockholders commensurately.

Derivative Instruments - We recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In the first quarter of fiscal 2002, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and as a result, recorded an increase to income from continuing operations of $1,487, net of taxes. Subsequent to our initial adoption of SFAS No. 133, in fiscal 2002, we also recorded a $1,414 increase to income from continuing operations based on the revaluation of these derivatives.

Goodwill & Other Intangible Assets - In July 2001, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were released. We elected to early adopt SFAS No. 142 as of May 1, 2001. As required by SFAS No. 142, we performed an impairment test on intangible assets as of the adoption date and on goodwill within six months from the date of adoption. We completed this transitional impairment test and deemed that no impairment loss existed. During 2003, the economic conditions surrounding The World, and its continued weak operating results indicated potential impairment of the site's long-lived assets and goodwill. As a result of the indicated impairment, a valuation was performed on the site and ultimately resulted in the recording of a write-down of the long-lived assets and our goodwill related to the purchase of the site. The write-down of the goodwill resulted in a non-cash pre-tax impairment charge of $2,533 that was recorded in 2003. As of April 30, 2003 and 2002, we had intangible assets with a book value of $12,055 and $9,055, respectively. We will continue to perform impairment tests annually and whenever events or circumstances occur indicating that intangible assets might be impaired.

Discontinued Operations - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In February 2003, we closed the restaurant operations at The World and in April 2003, we closed the retail operations at the facility. Total costs related to the shut down of these operations are estimated to be $8,866, net of applicable tax benefits of $3,257 and were recorded as discontinued operations in 2003, in accordance with SFAS No. 146. Prior to the adoption of SFAS No. 146, we accounted for our discontinued XFL operations in accordance with Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Total income (loss) related to our discontinued XFL operations were $4,638 and ($46,910) for 2002 and 2001, respectively.

Recent Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement became effective for us on May 1, 2003 and does not have a material impact on our operating results or financial position.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002 and did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires us to consolidate a variable interest entity if we are subjected to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. We currently lease a corporate jet, which is not held in a variable interest entity, and accordingly, is accounted for as an operating lease. We do not currently have any interests in variable interest entities and, accordingly do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus is not expected to have a material impact on our consolidated financial statements.

In November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This consensus addresses income statement characterization issues and recognition and measurement issues relating to consideration given by a vendor to a customer. As a result of this pronouncement, we reclassified $1,697, $1,303 and $1,347 in fiscal 2003, 2002 and 2001, respectively, of discounts previously classified as expenses to the prescribed accounting as a reduction of revenue.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It is effective for us in the second quarter of 2004, but, because we have no instruments falling under the provisions of SFAS No. 150, it will not have an impact on our consolidated financial statements.

3.    Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

                                                                        For the years ended April 30,
                                                                 2003             2002            2001
                                                               ------------------------------------------
Weighted average number of common shares outstanding:
          Basic                                                70,621,898      72,861,797      72,025,222
          Diluted                                              70,623,129      72,865,624      72,216,870
             Dilutive effect of outstanding options                 1,231           3,827         191,648
             Anti-dilutive outstanding options                  6,869,450       5,306,750       5,454,500

4.    Intangible Assets

In March 2003, we acquired a film library and certain other assets for $3,000 from an unaffiliated professional wrestling organization. We have classified these costs as intangible assets and will amortize them over the expected period of, and in

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

proportion to, the expected revenues to be derived from this film library. In March 2001, we acquired substantially all of the intellectual properties and certain other assets of World Championship Wrestling (the "WCW"), including trade names, tape library and other intangible assets from a subsidiary of AOL Time Warner for $2,500. In addition, we incurred certain related costs to acquire these assets of approximately $6,600. We have classified these costs as intangible assets with an indefinite life.

5.    Investments

Short-term investments consisted of the following:

                                                                     April 30, 2003
                                                        -----------------------------------------
                                                                       Unrealized         Fair
                                                          Cost         Holding Gain       Value
                                                        -----------------------------------------
Government obligations ...........................      $ 63,755         $    --        $ 63,755
Mutual funds .....................................        40,027              148         40,175
Corporate obligations and other ..................        38,711              --          38,711
                                                        --------         --------       --------
Total ............................................      $142,493         $    148       $142,641
                                                        ========         ========       ========

                                                                     April 30, 2002
                                                        -----------------------------------------
                                                                       Unrealized        Fair
                                                          Cost         Holding Loss      Value
                                                        -----------------------------------------
Government obligations ...........................      $ 26,725         $   --         $ 26,725
Corporate obligations and other ..................       129,763             (518)       129,245
Mortgage backed securities .......................        51,437              --          51,437
                                                        --------          --------      --------
          Total ..................................      $207,925         $   (518)      $207,407
                                                        ========          ========      ========

In 2003, we recorded to interest income and other, net, an impairment charge of approximately $613 related to certain stock we held. In addition to the short-term investments included above, we received warrants from four publicly traded companies with whom we had either licensing or program distribution agreements. The estimated fair value of the warrants relating to these contracts on the date of receipt aggregated approximately $5,237. In connection with the adoption of SFAS 133, in 2002, we recorded a cumulative effect adjustment of $1,487, net of taxes. Subsequent to the adoption, we recorded a $1,414 increase to income from continuing operations based on the revaluation of these warrants. These warrants were then exercised and the related stock was sold, generating a net gain of $6,757. Additionally, we wrote down the carrying value of certain of our other warrants deemed impaired to zero, resulting in a charge of $2,884. Each of the charges noted above were recorded in interest income and other, net, during 2002.

6.    Property and Equipment

Property and equipment consisted of the following:

                                                              April 30,
                                                        --------------------
                                                         2003         2002
                                                        -------      -------

Land, buildings and improvements .....................  $51,051      $51,905
Equipment ............................................   40,332       37,408
Vehicles .............................................      639          769
Property under capital lease .........................    1,515         --
                                                        -------      -------
                                                         93,537       90,082
   Less accumulated depreciation
     and amortization ................................   34,212       30,868
                                                        -------      -------
    Total ............................................  $59,325      $59,214
                                                        =======      =======

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)


7.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

                                                              April 30,
                                                          2003         2002
                                                        -------      -------
Accrued pay-per-view event costs .................      $ 5,580      $ 6,047
Accrued settlement offer .........................        3,750         --
Accrued income taxes .............................        5,173        6,224
Accrued talent royalties .........................          759        2,094
Accrued payroll related costs ....................        2,359        2,116
Accrued television costs .........................        3,364       13,076
Accrued other ....................................       14,006       16,406
                                                        -------      -------
    Total ........................................      $34,991      $45,963
                                                        =======      =======

8.    Debt

Debt as of April 30, 2003 and 2002 consisted of the following:

                                                              April 30,
                                                          2003         2002
                                                         ------       ------
Mortgage loan agreement ..........................       $9,302       $9,903
Obligation under capital lease ...................          601         --
                                                         ------       ------
                                                          9,903        9,903
Less current portion .............................          777          601
                                                         ------       ------
Long-term debt ...................................       $9,126       $9,302
                                                         ======       ======

In 1997, we entered into a mortgage loan agreement under which we borrowed $12,000 at an annual interest rate of 7.6%. Principal and interest are to be paid in 180 monthly installments of approximately $112. The loan is collateralized by our executive offices and television studio in Stamford, Connecticut.

Interest expense for this loan was $783, $784 and $856 for 2003, 2002 and 2001, respectively.

In July 2002, we entered into a capital lease arrangement related to certain computer equipment. The net carrying amount of our capitalized lease equipment is $822 as of April 30, 2003. The lease bears an effective interest rate of 6.5% and expires in June, 2007.

As of April 30, 2003, the scheduled principal repayments under our debt obligations were as follows:

Year Ending April 30,
---------------------
     2004 ...................................................     $  777
     2005 ...................................................        839
     2006 ...................................................        904
     2007 ...................................................        974
     2008 ...................................................        908
  Thereafter ................................................      5,501
                                                                  ------
                                                                  $9,903
                                                                  ======

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

9.    Income Taxes

For 2003, 2002 and 2001, we were taxed on our income from continuing operations at an effective tax rate of 40.2%, 37.0% and 37.2%, respectively. Our income tax provision related to our income from continuing operations for fiscal 2003, 2002 and 2001 was $10,996, $24,953, and $38,143 respectively, and included federal, state and foreign taxes. Including our loss from discontinued operations of The World and the XFL, our (benefit) provision for income taxes was $(8,620), $19,030 and $14,200 for 2003, 2002 and 2001, respectively.

The components of our tax provision from continuing operations were as follows:

                                                      Year ended April 30,
                                                      --------------------
                                                2003         2002           2001
                                              -------      --------       -------
Current:
     Federal ...........................      $ 5,990      $ 21,456       $32,446
     State and local ...................        1,057         3,129         3,062
     Foreign ...........................        2,299         1,801           400
Deferred:
     Federal ...........................        1,430        (1,224)        1,961
     State and local ...................          202          (225)          271
     Foreign ...........................           18            16             3
                                              -------      --------       -------
          Total ........................      $10,996      $ 24,953       $38,143
                                              =======      ========       =======

Our (benefit) provision for income taxes from continuing operations and discontinued operations was as follows:

                                                     Year ended April 30,
                                                     --------------------
                                               2003          2002          2001
                                             --------      --------      --------
Provision for income taxes
 from continuing operations ............     $ 10,996      $ 24,953      $ 38,143
Benefit for income taxes
 from discontinued operations ..........      (19,616)       (5,923)      (23,943)
                                             --------      --------      --------
Total (benefit) provision for
 income taxes ..........................     $ (8,620)     $ 19,030      $ 14,200
                                             ========      ========      ========

The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

                                                     Year ended April 30,
                                                     --------------------
                                               2003          2002          2001
                                             --------      --------      --------
Statutory U.S. federal tax at 35% ......     $  9,575      $ 23,608      $ 35,934
State and local taxes, net of
 federal benefit .......................         (532)        2,024         3,080
Foreign ................................          112           136           140
Valuation allowance ....................        2,025          --            --
Other ..................................         (184)         (815)       (1,011)
                                             --------      --------      --------
Provision for income taxes .............     $ 10,996      $ 24,953      $ 38,143
                                             ========      ========      ========

The state tax benefit for 2003 is comprised of state and local taxes, net of federal benefits, reduced by the reversal of a tax reserve established in prior years. The tax reserve is no longer necessary due to the conclusion of various state examinations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations consisted of the following:

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

                                                                         April 30,
                                                                    2003          2002
                                                                    ----          ----
Deferred tax assets:
     Accounts receivable ...................................     $  2,759      $  1,110
     Inventories ...........................................          464         1,093
     Prepaid royalties .....................................        3,479         3,217
     Stock options .........................................        4,286         4,993
     Investments ...........................................        3,736         2,625
     Intangible assets .....................................          786           857
     Accrued liabilities and reserves ......................        4,516         2,994
     Foreign ...............................................           47            65
                                                                 --------      --------
                                                                   20,073        16,954
     Valuation allowance ...................................       (2,437)         (412)
                                                                 --------      --------
                                                                   17,636        16,542
Deferred tax liabilities:
     Fixed assets and depreciation .........................        4,465         1,307
     Prepaid royalties .....................................         --             490
                                                                 --------      --------
                                                                    4,465         1,797
                                                                 --------      --------
           Total, net ......................................     $ 13,171      $ 14,745
                                                                 ========      ========

The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of April 30, 2003 and 2002, $11,194 and $9,543, respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $1,977 and $5,202, respectively, are included in other non-current assets in our consolidated balance sheets.

As of April 30, 2003, and April 30, 2002 we had valuation allowances of $2,437 and $412, respectively to reduce our deferred tax assets to an amount more likely than not to be recovered. The valuation allowances primarily relate to the deferred tax assets arising from losses on investments which are capital in nature for which the realization is uncertain. A majority of these capital loss carry forwards expire in 2008.

U.S. Federal income taxes have not been provided on unremitted earnings of our foreign subsidiary, because our intent is to keep such earnings indefinitely reinvested in the foreign subsidiary's operations.

10.   Commitments and Contingencies

We have certain commitments, including various non-cancelable operating leases, performance contracts with various performers, employment agreements with certain executive officers, advertising commitments and agreements with Viacom and United Paramount Network ("UPN") which guarantee a minimum payment for advertising during their terms. Our current agreement with UPN expires in September 2003 at which time we will no longer sell advertising time on the television shows aired on UPN. Commencing in October 2003, under the terms of our new agreement with UPN, we will receive a rights fee for our programming.

In addition, we have a lease agreement for a 1998 Canadair Challenger 604 airplane. The term of this aircraft lease is for twelve years ending on October 30, 2012. The monthly lease payment for this aircraft lease is determined by a floating rate, which is based upon 30-day commerical paper rate as stated by the Federal Reserve plus 1.95%. Total principal payments under this lease are $22,500. As of April 30, 2003, our outstanding principal balance was $20,369.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

Future minimum payments as of April 30, 2003 under the agreements described above were as follows:

                                       Operating Lease        Other
Year Ending April 30,                    Commitments       Commitments     Total
---------------------                    -----------       -----------     -----
    2004 ..........................        $ 2,963         $47,241        $ 50,204
    2005 ..........................          2,338          24,362          26,700
    2006 ..........................          2,268          10,279          12,547
    2007 ..........................          2,140           2,544           4,684
    2008 ..........................          2,075             169           2,244
Thereafter ........................          6,608            --             6,608
                                           -------         -------        --------
     Total ........................        $18,392         $84,595        $102,987
                                           =======         =======        ========

Rent expense under operating leases from continuing operations was approximately $2,402, $2,228 and $1,546 for 2003, 2002 and 2001, respectively.

In addition, we have an operating lease for space in New York City that is currently unoccupied which was related to our former entertainment complex, The World. We are currently seeking a sub-tenant. The total payments remaining on the lease is approximately $46,000 as of April 30, 2003. However, in accordance with SFAS No. 146, we have reduced this accrual by our current estimate for sub-tenant rental income of approximately 75% of the remaining payments on the lease (see Note 17).

Legal Proceedings

World Wide Fund for Nature

In April 2000, the World Wide Fund for Nature and its American affiliate, the World Wildlife Fund (collectively, the "Fund") instituted legal proceedings against us in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of a 1994 agreement between the Fund and us regarding the use of the initials "wwf" including (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of our websites, and (ii) our "scratch" letter logo. On August 10, 2001, the trial judge granted the Fund's motion for summary judgment, holding that we breached the parties' agreement by using the "wwf" website addresses and scratch logo. That ruling subsequently was upheld by the English Court of Appeals. Since November 10, 2002, we have been subject to an injunction barring us, either on our own or through our officers, servants, agents, subsidiaries, licensees or sub licensees, our television or other affiliates or otherwise, of most uses of the initials "wwf," including in connection with the "wwf" website addresses and the use of the scratch logo.

In compliance with the injunction, we have taken the following significant steps, many of which go beyond the literal requirements of the injunction: (1) changed our name to "World Wrestling Entertainment, Inc."; (2) switched our initials to "WWE"; (3) revised our logo to be a scratch "WW"; (4) incorporated these changes into, among other things, our television and pay-per-view shows, promotional materials, advertising campaigns, statutory filings with federal and state agencies, and corporate stationery and corporate facilities; (5) advised our licensees and business partners of the terms of the injunction; and (6) directed our licensees and business partners to refrain from using the initials "wwf" in any manner which, if done by us, would be a breach of any of the prohibitions of the injunction. However, the elimination of certain historical uses of the scratch logo, including, specifically, WWE's archival video footage containing the scratch logo during the period 1998-May 2002 and the scratch logo embedded in programming code of WWE-licensed video games created during the period 1999-2001 is, as a practical matter, not possible. On an application for relief by our videogame licensee, THQ/Jakks Pacific LLC ("THQ/Jakks"), the English Court of Appeals ruled that THQ/Jakks' marketing and sale of games with embedded references to the initials "wwf" is not a breach of the injunction and would not constitute a contempt of court by either THQ/Jakks or us.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

The Fund also has pending before the trial court a damages claim associated with the Company's use of the initials "wwf." Although the Fund has never submitted a formal claim of damages to the court, the Fund has claimed in correspondence that at least $360 million would be required to fund a multi-year media advertising campaign to remedy the Fund's alleged loss of recognition/exclusivity as a result of our use of the initials "wwf." In that correspondence, the Fund, through its Legal Advisor, demanded a payment of $90 million prior to the injunction compliance date to settle its alleged damages claims and resolve all remaining issues. We vigorously rejected the Fund's demand and contend that the Fund's tactics were a bad faith attempt to coerce us into an unwarranted cash payment of $90 million. Indeed, despite repeated inquiries by us, the Fund has never provided us with any documentation or support for any alleged damage claims, nor has the Fund come forward with any evidence throughout the entire litigation that it suffered any actual injury to its fundraising and/or environmental conservation activities as a result of our conduct. We strongly dispute that the Fund has suffered any such damages. We are unable to predict the outcome of any adjudication of the Fund's claims in an English court if the Fund were actually to present a damages claim. An unfavorable outcome of the Fund's damages claims, however, may have a material adverse effect on our financial condition or results of operations.

Shenker & Associates

On November 14, 2000, Stanley Shenker & Associates, Inc. filed a complaint against us in Superior Court, Judicial District of Stamford/Norwalk, Connecticut, relating to the termination of an Agency Agreement between us and Plaintiff. Plaintiff seeks compensatory damages and punitive damages in an unspecified amount, attorneys' fees, an accounting and a declaratory judgment. On December 15, 2000, we filed a motion to strike all the claims against us, with the exception of one count for breach of contract. The motion was granted as to two claims. On March 27, 2001, the Plaintiff filed a substituted complaint reasserting all counts against us. On April 11, 2001, we answered the substitute complaint. On February 27, 2002, we filed amended counterclaims and on June 19, 2002, we filed second amended counterclaims alleging tortuous interference with business relations, conversion, fraud and conspiracy in connection with the Plaintiff's solicitation and receipt of improper payments from various of our licensees. On February 14, 2003, we filed a complaint against one of our former officers, and certain entities related to him, claiming such officer participated with Shenker in an alleged scheme to advance certain licenses in exchange for payments to the officer. That suit has been consolidated with the suit pending against us. Discovery in the consolidated cases has been extended through September 2003. We have denied liability and intend to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on our financial condition or results of operations.

Marvel Enterprises

On October 19, 2001, we were served with a complaint by Marvel Enterprises, Inc. in the Superior Court of Fulton County, Georgia alleging that we breached the terms of a license agreement regarding the rights to manufacture and distribute toy action figures of various wrestling characters. The plaintiff seeks damages and a declaration that the agreement is in force and effect. We filed our Answer on November 19, 2001. The Complaint also named as a defendant Universal Wrestling Corp. ("Universal, Inc."), formerly known as World Championship Wrestling, Inc. Due to a conflict between Universal, Inc. and plaintiff's counsel, by agreement of the parties Universal, Inc. was dismissed from the suit. On December 28, 2001, the plaintiff commenced a separate action against Universal, Inc., filed in the same court as a related action to the suit pending against us. We are defending Universal, Inc. in connection with these claims. The two suits have been consolidated for discovery and trial. On December 14, 2001, we filed a motion to dismiss all claims against us. That motion was denied on March 14, 2002. On May 15, 2003 we filed a motion for summary judgment on all claims. Universal similarly filed a motion for summary judgment on all claims against us. Oral argument in respect of both motions for summary judgment have been scheduled for July 25, 2003. We have denied liability and intend to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on our financial condition or results of operations.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

IPO Class Action
On December 5, 2001, a purported class action Complaint was filed against us asserting claims for alleged violations of the federal securities laws. Also named as defendants in this suit were Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Credit Suisse First Boston Corporation, WIT Capital Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Chase H&Q (Hambrecht & Quist LLC) (collectively, the "Underwriter Defendants"), Vincent K. McMahon, Linda E. McMahon and August J. Liguori (collectively, the "Individual Defendants"). The complaint alleges, inter alia, (i) claims under
Section 11 of the Securities Act against all defendants, (ii) claims under
Section 12(2) of the Securities Act against the Underwriter Defendants, (iii) claims under Section 15 of the Securities Act against us and the Individual Defendants, (iv) claims under Section 10(b) of the Exchange Act and Rule 10(b)(5) against all defendants, and (v) claims under Section 20(a) of the Exchange Act against the Individual Defendants. According to the allegations of the Complaint, the Underwriter Defendants allegedly engaged in manipulative practices by, inter alia, pre-selling allotments of shares of our stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements which allegedly artificially inflated our stock price. The plaintiff further alleges that we knew or should have known of such unlawful practices. As relief, the Complaint seeks (i) a ruling that the suit is properly maintainable as a class action, (ii) unspecified class damages and statutory compensation against all defendants, jointly and severally, (iii) an award of attorneys' fees and costs, and (iv) such other relief as the court deems proper. We deny all allegations against us, believe that we have meritorious defenses on plaintiffs' claims, and intend to defend this action vigorously. We understand that nearly 1,000 suits with similar claims and/or allegations have been filed over the past couple of years against companies which have gone public in that general time period. All of these claims have been consolidated before the same judge in the United States District Court for the Southern District of New York. We were part of a motion to dismiss filed on behalf of all issuers on July 15, 2002. On February 19, 2003, the court issued its ruling granting in part and denying in part the issuers' motion. Specifically, the court granted the motion dismissing the
Section 10(b) claims against us and denied the motion as to Section 11 claims against us. A settlement between the class plaintiffs and the issuer defendants, including WWE and the Individual Defendants, currently is being contemplated. Although we cannot predict the likelihood of such settlement being reached on the terms currently being contemplated, if it were, we anticipate that it would not have a material adverse effect on us.

We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings.

11.   Stockholders' Equity

On October 15, 1999, we filed an amended and restated certificate of incorporation which, among other things, authorized 60,000,000 shares of new Class B common stock, par value $.01 per share, reclassified each outstanding share of World Wrestling Entertainment, Inc. common stock into 566,670 shares of Class B common stock, authorized 180,000,000 shares of new Class A common stock, par value $.01 per share, and authorized 20,000,000 shares of preferred stock, par value $.01 per share. Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock.

In July 2002, our Board of Directors approved an employee stock purchase plan, the World Wrestling Entertainment 2002 Employee Stock Purchase Plan (the "ESPP"). Under the plan, any regular full-time employee may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. At April 30, 2003, approximately 35 employees were participants in the plan. In fiscal 2003, employee participants purchased approximately 11,600 shares of our common stock under the plan at a price of $7.07 per share.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

In July 1999, we adopted the 1999 Long-Term Incentive Plan ("LTIP"). The LTIP provides for grants of options as incentives and rewards to encourage employees, directors, consultants and performers in our long-term success. The LTIP provides for grants of options to purchase shares at a purchase price equal to the fair market value on the date of the grant. The options expire 10 years after the date of the grant and are generally exercisable in installments beginning one year from the date of the grant. The LTIP also provides for the grant of other forms of equity-based incentive awards as determined by the Compensation Committee of the Board of Directors. Of our total options outstanding, 1,172,000 were granted to independent contractors consisting primarily of our performers. With respect to the options granted to independent contractors, we recorded a charge of $1,092 (of which, $332 was included in discontinued operations) for 2001. The options granted to employees have been accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Presented below is a summary of the LTIP's activity for the three years ended April 30, 2003.

Weighted Average
                                                                       Options       Exercise Price
                                                                     ----------      --------------
Options outstanding at May 1, 2000 ...............................    5,348,500        $17.00

Options granted ..................................................    1,666,200        $14.42
Options canceled .................................................     (194,000)       $17.00
Options exercised ................................................     (150,000)       $17.00
                                                                     ----------        ------
Options outstanding at April 30, 2001 ............................    6,670,700        $16.36

Options granted ..................................................        5,000        $13.82
Options canceled .................................................     (390,100)       $16.20
Options exercised ................................................      (32,000)       $12.94
                                                                     ----------        ------
Options outstanding at April 30, 2002 ............................    6,253,600        $16.40

Options granted ..................................................    1,219,000        $13.02
Options canceled .................................................     (476,900)       $15.44
Options exercised ................................................      (31,250)       $12.94
                                                                     ----------        ------
Options outstanding at April 30, 2003 ............................    6,964,450        $15.89
                                                                     ==========

Options available for future grants at April 30, 2003 ............    2,822,350
                                                                     ==========

The number of options exercisable as of April 30, 2003, 2002 and 2001 was 5,021,600, 3,618,735 and 1,832,743, respectively. The following table summarizes information for options outstanding and exercisable as of April 30, 2003:

                             Number of Options    Weighted Average    Weighted Average    Number of Options    Weighted Average
 Range of Exercise Prices       Outstanding        Remaining Life      Exercise Price       Exercisable         Exercise Price
 ------------------------       -----------        --------------      --------------       -----------         --------------
     $7.66-$21.00                6,964,450           7.1 years             $15.89             5,021,600           $16.74

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

12.   Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant's contributions, up to 6% of eligible compensation (maximum 3% matching contribution). We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions and additional discretionary contributions to the 401(k) plan was $840, $865, and $635 during 2003, 2002 and 2001, respectively.

13.   Related Party Transactions

A member of our Board of Directors also was an independent contractor engaged by us during 2003, 2002 and 2001. In 2003 this director received $280 and in 2002 and 2001 this director received $60 for his services as an independent contractor.

On June 11, 2003 we repurchased approximately 2.0 million shares of common stock from Viacom for approximately $19.3 million.

14.   Segment Information

Our continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. Our live and televised entertainment segment consists of live events and television programming. Our branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos. The results of operations for The World and for the XFL are not included in the segment reporting as they are classified separately as discontinued operations in our consolidated financial statements (See Note 17). We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Revenues derived from sales outside of North America were approximately $51,840, $38,459 and $28,941 for 2003, 2002 and 2001, respectively. The table presents information about the financial results of each segment for 2003, 2002 and 2001 and assets as of April 30, 2003 and 2002. Unallocated assets consist primarily of cash, short-term investments and real property and other investments.

                      World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

                                                                               April 30,
                                                                --------------------------------------
                                                                   2003          2002           2001
                                                                ---------     ---------     ---------
Net revenues:
   Live and televised entertainment ........................    $ 295,432     $ 323,458     $ 335,668
   Branded merchandise .....................................       78,832        86,164       102,471
                                                                ---------     ---------     ---------
   Total net revenues ......................................    $ 374,264     $ 409,622     $ 438,139
                                                                =========     =========     =========

Depreciation and Amortization:
   Live and televised entertainment ........................    $   3,709     $   3,205     $   2,839
   Branded merchandise .....................................        2,062          --            --
   Corporate ...............................................        4,774         6,969         1,897
                                                                ---------     ---------     ---------
   Total depreciation and amortization .....................    $  10,545     $  10,174     $   4,736
                                                                =========     =========     =========

Operating income (loss):
   Live and televised entertainment ........................    $  88,266     $ 113,924     $ 130,625
   Branded merchandise .....................................       23,362        20,829        29,070
   Corporate................................................      (84,601)      (84,720)      (72,086)
                                                                ---------     ---------     ---------
   Total operating income ..................................    $  27,027     $  50,033     $  87,609
                                                                =========     =========     =========

Assets: ....................................................         2003          2002
   Live and televised entertainment ........................    $  73,727     $  78,799
   Branded merchandise .....................................       17,395        18,453
   Unallocated (1) .........................................      346,135       398,100
                                                                ---------     ---------
   Total assets ............................................    $ 437,257     $ 495,352
                                                                =========     =========

(1) - Includes Assets of discontinued operations of $21,129 and $44,256 as of April 30,2003 and 2002, respectively.

15.   Financial Instruments and Off-Balance Sheet Risk

Concentration of Credit Risk - Financial instruments which potentially subject us to concentrations of credit risk are principally bank deposits, short-term investments and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments primarily consist of AAA or AA rated instruments. Except for receivables from cable companies related to pay-per-view events, concentrations of credit risk with respect to trade receivables are limited due to the large number of customers. A significant portion of trade receivables for pay-per-view events is received from our pay-per-view administrator, who collects and remits payments to us from individual cable system operators. We perform ongoing evaluations of our customers' financial condition, including our pay-per-view administrator, and we monitor our exposure for credit losses and maintain allowances for anticipated losses.

Fair Value of Financial Instruments - The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the short-term nature, and maturity of such instruments. Our debt primarily consists of the mortgage related to our corporate headquarters, which has an annual interest rate of 7.6%. Due to the recent decreases in mortgage rates, this debt is now at a rate in excess of market, however due to the terms of our agreement we are prohibited from refinancing for several years.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

16.   Quarterly Financial Summaries (unaudited)

                                                                   1st           2nd          3rd             4th
                                                                  Quarter       Quarter       Quarter        Quarter
                                                                  -------       -------      --------       --------
2003
----
Net revenues ...............................................     $ 85,449      $ 90,323      $ 92,565      $ 105,927
Gross profit ...............................................     $ 28,831      $ 28,150      $ 35,854      $  44,086
Income from continuing operations ..........................     $  3,855      $    259      $  5,988      $   6,260
Loss from discontinued operations (1) ......................     $ (1,327)     $ (1,863)     $(21,988)     $ (10,379)
Net income (loss) ..........................................     $  2,528      $ (1,604)     $(16,000)     $  (4,119)
Earnings (loss) per common share:  basic and diluted
   Continuing operations ...................................     $   0.05      $   0.00      $   0.09      $    0.09
   Discontinued operations (1) .............................     $  (0.02)     $  (0.03)     $  (0.31)     $   (0.15)
   Net income (loss) .......................................     $   0.04      $  (0.02)     $  (0.23)     $   (0.06)

2002
----
Net revenues ...............................................     $ 87,006      $ 95,031      $ 95,986      $ 131,599
Gross profit ...............................................     $ 30,987      $ 34,177      $ 35,254      $  58,080
Income from continuing operations ..........................     $ 12,707      $  5,953      $  5,420      $  18,418
Loss from discontinued operations (2) ......................     $   (715)     $ (1,112)     $  4,010      $  (2,448)
Net income .................................................     $ 11,992      $  4,841      $  9,430      $  15,970
Earnings (loss) per common share:  basic and diluted
   Continuing operations ...................................     $   0.17      $   0.08      $   0.07      $    0.25
   Discontinued operations (2) .............................     $  (0.01)     $  (0.02)     $   0.05      $   (0.03)
   Net income ..............................................     $   0.16      $   0.07      $   0.13      $    0.22

(1) - Our discontinued operations include an after-tax impairment charge of $20,413 recorded in the third quarter of 2003 and after-tax charges related to the shut down of The World of $8,866 recorded in the fourth quarter of 2003 (see Note 17).

(2) - For the third quarter of 2002, our discontinued operations reflect the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits.

17.   Discontinued Operations

The World

During February 2003, we closed the restaurant operations of The World and in April 2003, we closed the retail store. As a result, we recorded an after-tax charge of approximately $8,866 during the fourth quarter of 2003 in accordance with SFAS No. 146. This amount includes, in addition to other costs, rental payments required under the lease, net of management's current estimate of potential sub-rental income and leasing costs.

Included in the loss from discontinued operations for 2003 was an impairment charge of $32,925 as a result of an impairment test conducted on goodwill ($2,533) and other long-lived assets ($30,392) at The World. The charge arose from continued operating losses at that facility and was taken in accordance with SFAS No. 142 and SFAS No. 144, respectively. Estimates of the fair values of the long-lived assets at The World were determined by an independent, third party appraiser, based on valuation methods, such as cost and fair market value approaches, with the valuation method used based upon the nature of the underlying assets.

In May 2000, we had acquired for $24,500 this leased entertainment complex which was located in Times Square. The allocation of the purchase price included approximately $21,200 in fixed assets, $1,300 in current assets and $900 in liabilities. Goodwill arising as a result of this transaction was approximately $2,900. In accordance with SFAS No. 142, we ceased amortization of goodwill as of May 1, 2002.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

The results of The World business, which has been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

                                                                                  Year ended April 30,
                                                                          ---------------------------------
                                                                            2003          2002        2001
                                                                            ----          ----        ----
Discontinued Operations:

   Loss from The World operations,
    net of taxes of $16,359, 3,006 and
    $999 for 2003, 2002 and 2001, respectively .......................    $(26,691)    $(4,903)    $(1,629)

Estimated loss on shutdown of The World, net of taxes $3,257 .........      (8,866)       --          --
                                                                          --------     -------     -------
   Loss from discontinued operations .................................    $(35,557)    $(4,903)    $(1,629)
                                                                          ========     =======     =======

                                                                                           As of April 30,
                                                                                          2003       2002
                                                                                        -------    -------
Assets:
   Cash ..............................................................                  $   586    $   263
   Accounts receivable ...............................................                        5         74
   Income tax receivable .............................................                    5,343      4,004
   Prepaid expenses ..................................................                       94         69
   Inventory .........................................................                       65        400
   Property and equipment ............................................                     --       32,545
   Deferred income taxes, net of
    valuation allowance of $1,350 ....................................                   14,437        460
   Goodwill ..........................................................                     --        2,534
                                                                                        -------    -------
Total Assets .........................................................                  $20,530    $40,349
                                                                                        -------    -------
Liabilities:
   Accounts payable ..................................................                  $    19    $   622
   Accrued expenses ..................................................                   10,648      2,005
   Deferred income ...................................................                     --          224
                                                                                        -------    -------
Total Liabilities ....................................................                  $10,667    $ 2,851
                                                                                        =======    =======

XFL

During 2002, as a result of the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits, we recorded income from discontinued operations of $4,638, net of minority interest and taxes. The remaining shutdown liabilities consist primarily of XFL medical and other shutdown costs of approximately $835.

In early May 2001, we formalized our decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as discontinued operations in our consolidated financial statements. This decision was a culmination of management's analysis of the financial viability of the venture, which commenced during the fourth quarter of 2001. Estimated shutdown costs consisted primarily of fixed asset and other asset impairment charges of $9,600, contractual labor costs of $8,400, lease costs of $1,700, workers compensation and severance costs of $5,400 and other shutdown costs of $2,600.

On June 12, 2000, NBC purchased approximately 2.3 million newly issued shares of our Class A common stock at $13 per share for a total investment of $30,000. As a result of the stock purchase, which was at a below market price, we recorded a non-cash charge of $10,673, which was being amortized over 30 months. Amortization of $3,699 was reflected in discontinued operations for 2001. As a result of our decision to discontinue operations of the XFL, we wrote off the

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

remaining unamortized asset of $6,974 which was also reflected in discontinued operations. In May 2002, we repurchased these shares from NBC for $27,692 and have classified these shares as treasury stock in our consolidated balance sheet.

The results of the XFL business, which has been classified as discontinued operations in the consolidated financial statements, are summarized as follows:

                                                                        Year ended April 30,
                                                                 --------------------------------
                                                                 2003         2002          2001
                                                                 ----         ----          ----
Discontinued Operations:

   Loss from XFL operations, net of minority
    interest of $42,940 applicable income tax
   benefits of $17,679 .....................................      $--           $-      $(31,293)

Estimated income (loss) on shutdown of the
 XFL, net of minority interest of $1,721
 and 13,907 and applicable income tax
 benefits of $2,917 and $5,265 for 2002
 and 2001, respectively ....................................       --        4,638       (15,617)

Income (loss) from discontinued operations .................      $--       $4,638      $(46,910)
                                                                 =====      ======      ========

                                                                   As of April 30,
                                                                 2003         2002
                                                                 -----        ----
Assets:
   Cash ....................................................     $ 599     $ 3,907
                                                                 -----     -------
Total Assets ...............................................     $ 599     $ 3,907
                                                                 -----     -------

Liabilities:
   Accounts payable ........................................     $  --     $    39
   Accrued expenses ........................................       913       4,974
   Due to World Wrestling Entertainment, Inc. ..............       262         115
   Minority interest .......................................      (288)       (611)
                                                                 -----     -------
Total Liabilities ..........................................     $ 887     $ 4,517
                                                                 -----     -------

18.   Subsequent Event

On June 13, 2003, our Board of Directors approved the payment of a quarterly dividend of $0.04 per share on all Class A and Class B common shares. The record date for the first such dividend is June 27, 2003 and the payment date is on or about July 10, 2003.

                       World Wrestling Entertainment, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (dollars in thousands, except share and per share data)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars In Thousands)

                                                             Balance     Additions
                                                               At        Charged to                      Balance at
                                                            Beginning    Costs and                         End of
         Description                                        of Period    Expenses     Deductions (1)       Period
         -----------                                        ---------    --------     --------------       ------
For the Year Ended April 30, 2003
Allowance for doubtful accounts .........................      $2,840     $3,697         $(1,253)        $ 5,284
Inventory obsolescence reserve ..........................       2,351        797          (2,256)            892

For the Year Ended April 30, 2002
Allowance for doubtful accounts .........................      $1,868     $  900         $    72         $ 2,840
Inventory obsolescence reserve ..........................         457      3,780          (1,886)          2,351

For the Year Ended April 30, 2001
Allowance for doubtful accounts .........................      $1,085     $1,239         $  (456)        $ 1,868
Inventory obsolescence reserve ..........................       2,071        803           (2417)            457

(1) Deductions are comprised primarily of disposals of obsolete inventory, write-offs of specific bad debts and other adjustments.