Form 10-Q
period 2003-07-25
WORLD WRESTLING ENTERTAINMENTINC
filed 2003-08-29
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2003
or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0-27639

WORLD WRESTLING ENTERTAINMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2693383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1241 East Main Street
Stamford, CT 06902
(203) 352-8600

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

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

Yes |X|    No |_|

At August 21, 2003, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 13,609,532 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 54,780,207.

World Wrestling Entertainment, Inc.
Consolidated Statements of Income
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 25,	July 26,
	2003	2002

Net revenues	$74,675	$85,449

Cost of revenues	49,261	56,618
Selling, general and administrative expenses	19,719	21,787
Depreciation and amortization	2,724	1,992

Operating income	2,971	5,052

Interest income and other, net	1,520	929

Income before income taxes	4,491	5,981

Provision for income taxes	1,683	2,126

Income from continuing operations	2,808	3,855

Discontinued operations:
Loss from discontinued operations, net of tax	(158)	(1,327)

Net income	$2,650	$2,528

Earnings (loss) per common share - Basic and Diluted:
Continuing operations	$0.04	$0.05

Discontinued operations	$—	$(0.02)

Net income	$0.04	$0.04

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)

	As of	As of
	July 25,	April 30,
	2003	2003
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$117,237	$128,473
Short-term investments	145,760	142,641
Accounts receivable (less allowance for doubtful accounts of
$3,022 as of July 25, 2003 and $5,284 as of April 30, 2003)	35,565	49,729
Inventory, net	903	839
Prepaid expenses and other current assets	17,438	18,443
Assets of discontinued operations	20,953	21,129

Total current assets	337,856	361,254
PROPERTY AND EQUIPMENT - NET	57,842	59,325
INTANGIBLE ASSETS - NET	13,373	12,055
OTHER ASSETS	4,547	4,623

TOTAL ASSETS	$413,618	$437,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$791	$777
Accounts payable	12,767	14,188
Accrued expenses and other liabilities	38,185	34,991
Deferred income	20,230	24,662
Liabilities of discontinued operations	10,299	11,554

Total current liabilities	82,272	86,172

LONG-TERM DEBT	8,933	9,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock	182	182
Class B common stock	548	548
Treasury stock	(49,815)	(30,569)
Additional paid-in capital	297,473	297,315
Accumulated other comprehensive (loss) income	(121)	243
Retained earnings	74,146	74,240

Total stockholders’ equity	322,413	341,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$413,618	$437,257

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended
	July 25,	July 26,
	2003	2002
OPERATING ACTIVITIES:
Net income	$2,650	$2,528
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Loss from discontinued operations, net of tax	158	1,327
Depreciation and amortization	2,724	1,992
Amortization of deferred income	(335)	(318)
Stock compensation costs	158	—
Provision for doubtful accounts	(1,976)	463
Provision for inventory obsolescence	(128)	314
Changes in assets and liabilities:
Accounts receivable	16,141	12,498
Inventory	64	162
Prepaid expenses and other assets	993	382
Accounts payable	(1,420)	(4,882)
Accrued expenses and other liabilities	3,515	2,630
Deferred income	(4,097)	(961)

Net cash provided by continuing operations	18,447	16,135
Net cash used in discontinued operations	(1,236)	(3,977)

Net cash provided by operating activities	17,211	12,158

INVESTING ACTIVITIES:
Purchase of property and equipment	(980)	(1,266)
Purchase of other assets	(1,487)	—
Purchase of short—term investments, net	(3,811)	(828)

Net cash used in continuing operations	(6,278)	(2,094)
Net cash used in discontinued operations	—	(895)

Net cash used in investing activities	(6,278)	(2,989)

FINANCING ACTIVITIES:
Repayments of long—term debt	(158)	(147)
Obligations under capital lease agreement	(21)	—
Purchase of treasury stock	(19,246)	(27,693)
Dividends paid	(2,744)	—
Net proceeds from exercise of stock options	—	404

Net cash used in continuing operations	(22,169)	(27,436)
Net cash provided by discontinued operations	—	322

Net cash used in financing activities	(22,169)	(27,114)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,236)	(17,945)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	128,473	86,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,237	$68,451

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$1,022	$1,030
Cash paid during the period for interest	$179	$190

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders’ Equity and Comprehensive (Loss) Income
(dollars and shares in thousands)
(Unaudited)

					Accumulated
					Other
				Additional	Comprehensive
	Common Stock		Treasury	Paid-in	(Loss)	Retained
	Shares	Amount	Stock	Capital	Income	Earnings	Total

Balance, May 1, 2003	72,996	$730	$(30,569)	$297,315	$243	$74,240	$341,959

Comprehensive income:
Translation adjustment		—	—	—	123	—	123
Unrealized holding loss, net of tax		—	—	—	(487)	—	(487)
Net income		—	—	—	—	2,650	2,650

Total comprehensive income							2,286

Dividends paid						(2,744)	(2,744)

Stock compensation costs		—	—	158	—	—	158

Purchase of treasury stock		—	(19,246)	—	—	—	(19,246)

Balance, July 25, 2003	72,996	$730	$(49,815)	$297,473	$(121)	$74,146	$322,413

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

1. Basis of Presentation and Business Description

The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our wholly owned subsidiaries. In fiscal 2003, we closed the operations of our entertainment complex, The World. We recorded the results from operations of this business and the estimated shutdown cost as discontinued operations.

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

We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming and live events and the licensing and sale of branded consumer products featuring our World Wrestling Entertainment brand of entertainment. Our operations are organized around two principal activities:

•	Live and televised entertainment, which consists of live events and television programming. Revenues are derived principally from attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

•	Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues are derived from sales of consumer products through third party licensees and direct marketing and sales of merchandise, magazines and home videos.

Our discontinued operations consisted primarily of food and beverage and retail revenues generated from our entertainment complex.

2. Stockholders’ Equity

Pro Forma Fair Value Disclosures

The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of the grant using the Black-Scholes option-pricing model.

Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three months ended July 25, 2003 and July 26, 2002 would have been impacted as shown in the following table:

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

		Three months ended
		July 25,	July 26,
		2003	2002

Reported income from continuing operations		$2,808	$3,855

Add:	Stock-based employee compensation expense included in reported income
	from continuing operations, net of related tax effects	98	—

Deduct:	Total stock-based employee compensation expense determined under fair value based
	method for all awards, net of related tax effects	(754)	(1,028)

Pro forma income from continuing operations		$2,152	$2,827

Reported basic and diluted earnings from continuing
operations per common share		$0.04	$0.05
Pro forma basic and diluted earnings from continuing
operations per common share		$0.03	$0.04

In accordance with SFAS No. 123, the weighted average fair value of stock options granted to employees was based on a theoretical statistical model using assumptions. In actuality, because our stock options are not traded on any exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in market price of our common stock. Such an increase in stock price would benefit all stockholders commensurately.

In July 2003, we paid a quarterly dividend of $0.04 per share, or $2,744, on all Class A and Class B common shares.

In June 2003, we purchased approximately 2.0 million shares of common stock from Viacom for approximately $19,246.

In June 2003, we granted 792,500 options at an exercise price of $9.60 and granted 178,000 restricted stock units at an average price per share of $9.60. Such issuances were granted to officers and employees under our 1999 Long-term Incentive Plan which was approved by our stockholders. Total compensation costs related to the grant of restricted stock units, based on the estimated value of the units on the grant date, is $1,709 and will be amortized over the vesting period, which is seven years, unless targeted EBITDA of $65,000 is met for any fiscal year during the vesting period. In that event, the unvested restricted stock units immediately vest and accordingly, the unamortized balance at that date would be expensed. EBITDA is defined as Earnings before interest, taxes, depreciation and amortization.

Stock-based compensation expense related to the restricted stock grant for the three months ended July 25, 2003 was $158 ($98 net of tax). No compensation expense was recorded for the options granted under the intrinsic accounting method followed by the Company.

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

3. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended
	July 25,	July 26,
	2003	2002

Weighted average number of common shares outstanding:
Basic	69,045,995	71,110,001
Diluted	69,154,113	71,129,655
Dilutive effect of outstanding options and restricted stock units	108,118	19,654
Anti-dilutive outstanding options	6,613,550	6,258,000

4. Segment Information

Our continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. The live and televised entertainment segment consists of live events and television programming. Our branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos. The results of operations for the The World are not included in the segment reporting as they are classified as discontinued operations in our consolidated financial statements. We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Revenues derived from sales outside of North America were approximately $15,312 and $10,340 for the three months ended July 25, 2003 and July 26, 2002, respectively. Unallocated assets consist primarily of cash, short-term investments and real property.

	Three months ended
	July 25,	July 26,
	2003	2002

Net Revenues:
Live and televised entertainment	$62,693	$67,816
Branded merchandise	11,982	17,633

Total net revenues	$74,675	$85,449

Depreciation and Amortization:
Live and televised entertainment	$1,058	$807
Branded merchandise	642	374
Corporate	1,024	811

Total depreciation and amortization	$2,724	$1,992

Operating Income:
Live and televised entertainment	$17,669	$18,939
Branded merchandise	2,054	3,632
Corporate	(16,752)	(17,519)

Total operating income	$2,971	$5,052

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of

	July 25,	April 30,
Assets:	2003	2003

Live and televised entertainment	$56,755	$73,727
Branded merchandise	18,356	17,395
Unallocated (1)	338,507	346,135

Total assets	$413,618	$437,257

(1) – Includes Assets of discontinued operations of $20,953 and $21,129 as of July 25, 2003 and April 30, 2003, respectively.

5. Property and Equipment

Property and equipment consisted of the following:

	As of

	July 25,	April 30,
	2003	2003

Land, buildings and improvements	$51,068	$51,009
Equipment	41,267	40,374
Vehicles	639	639
Property under capital lease	1,056	1,056

	94,030	93,078
Less accumulated depreciation and amortization	36,188	33,753

Total	$57,842	59,325

Depreciation and amortization expense for property and equipment was $2,474 and $1,992 for the three months ended July 25, 2003 and July 26, 2002, respectively.

6. Intangible Assets

Intangible assets consisted of the following:

	As of
	July 25, 2003

	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Film libraries	$4,568	$(250)

Unamortized intangible assets
Trademarks	$9,055

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of April 30, 2003

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Film libraries	$3,000	$-
Unamortized intangible assets
Trademarks	$9,055

For the three months ended July 25, 2003, amortization expense was $250.

Estimated amortization expense for each of the years ending is as follows:

April 30, 2004	$1,392
April 30, 2005	1,523
April 30, 2006	1,523
April 30, 2007	130

$4,568

7. Investments

Short-term investments consisted of the following as of July 25, 2003 and April 30, 2003:

	July 25, 2003

		Unrealized	Fair
	Cost	Holding Loss	Value

Fixed-income mutual funds	$146,322	$(562)	$145,760

	April 30, 2003

		Unrealized	Fair
	Cost	Holding Gain	Value

Government obligations	$63,755	$—	$63,755
Corporate obligations and other	38,711	—	38,711
Fixed-income mutual funds	40,027	148	40,175

Total	$142,493	148	$142,641

8. Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003. We are unable to predict the outcome of any adjudication of the Fund’s claims in an English court if the Fund were actually to present a damages claim. An unfavorable outcome of the Fund’s damages claims, however, may have a material adverse effect on our financial condition or results of operations.

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Shenker & Associates

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003, except for the following. On May 23, 2003, we filed a motion for sanctions asserting significant litigation misconduct by the plaintiff, for which we are seeking, among other things, dismissal of all claims against us. That motion is currently pending before the court. Discovery in the consolidated cases has been extended through October 2003 to allow us to pursue our claims in both actions. With regard to the plaintiff's claims, we have denied liability and intend to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on our financial condition or results of operations.

Marvel Enterprises

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003, except for the following. By Order dated July 31, 2003, the court granted our motion for summary judgment in its entirety and dismissed all claims asserted against us. The plaintiff has thirty days from the date of the order to appeal. While we believe the Court’s decision to dismiss claims against us was correct, we are unable to predict whether the plaintiff will file an appeal, and if so, the likelihood of success of such an appeal. The court also granted in part and denied in part Universal, Inc.’s (formerly known as World Championship Wrestling, Inc.) motion for summary judgment. Trial on the remaining claims asserted against Universal, Inc. is scheduled for October 21, 2003. We are defending Universal in connection with these claims. In light of the summary judgment rulings, we do not believe that an unfavorable outcome of the remaining claims against Universal, Inc. would have a material adverse effect on our financial condition or results of operations, however no assurances can be given in this regard.

IPO Class Action

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003, except for the following. The class plaintiffs and the issuer defendants, including our officers named in the suit and us, have reached an agreement in principle for the settlement of all claims. To that end, a memorandum of understanding concerning the terms of the settlement (the “MOU”) was circulated for approval among all issuer defendants. While we strongly deny all allegations, we approved the MOU, subject to certain conditions, including, specifically, approval of the settlement as reflected in the MOU by our primary insurer. It is our understanding that the significant majority of issuer defendants have approved the MOU as well. We expect the settlement process will move forward toward the execution of a definitive settlement agreement; however no assurances can be given in this regard. If a settlement is consummated on the terms set forth in the MOU, we believe it will not have a material adverse effect on our financial condition or results of operations.

We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings.

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

9. Discontinued operations

During fiscal 2003, we closed the operations of The World. In early May 2001, we formalized our decision to discontinue operations of the XFL. The results of The World business and the assets and liabilities of The World and the XFL have been classified as discontinued operations in our consolidated financial statements and are summarized as follows:

	Three months ended
	July 25, 2003	July 26, 2002

Discontinued operations:

Loss from The World operations, net of taxes of $97 and $814 for the three months ended July 25, 2003 and July 26, 2002, respectively	$(158)	$(1,327)

	As of

	July 25, 2003	April 30, 2003

Assets:
Cash	$899	$1,185
Accounts receivable	1	5
Income tax receivable	5,461	5,343
Prepaid expenses	90	94
Inventory	65	65
Deferred income taxes, net of valuation allowance of $1,350	14,437	14,437

Total Assets	$20,953	$21,129

Liabilities:
Accounts payable	$—	$19
Accrued expenses	10,353	11,561
Due to World Wresting Entertainment, Inc.	234	262
Minority Interest	(288)	(288)

Total Liabilities	$10,299	$11,554

Assets of the discontinued operations are stated at their estimated net realizable value.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are an integrated media and entertainment company principally engaged in the development, production and marketing of television programming and live events and the licensing and sale of branded consumer products featuring our highly successful brands.

Our operations are organized around two principal activities:

•	Live and televised entertainment, which consists of live events and television programming. Revenues are derived principally fro m attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

•	Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues are derived from sales of consumer products through third party licensees and direct marketing and sale of merchandise, magazines and home videos.

Results of Operations

First Quarter Ended July 25, 2003 compared to First Quarter Ended July 26, 2002 (Dollars in millions)

	July 25,	July 26,	better
Net Revenues	2003	2002	(worse)

Live & televised	$62.7	$67.8	(8%)
Branded merchandise	12.0	17.6	(32%)

Total	$74.7	$85.4	(13%)

     The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

	July 25,	July 26,	better
Live & Televised Revenues	2003	2002	(worse)

Live events	$18.1	$19.1	(5%)
Number of events	84	87	(3%)
Average attendance	5,200	5,750	(10%)
Average ticket price	$40.42	$37.92	7%

Pay-per-view	$13.8	$19.0	(27%)
Number of domestic buys	877,300	1,135,100	(23%)
Retail price	$34.95	$34.95	—%

Advertising	$16.1	$16.7	(4%)
Average weekly household ratings for RAW	3.9	3.9	—%
Average weekly household ratings for SmackDown!	3.3	3.3	—%
Sponsorship revenues	$0.9	$1.5	(40%)

Television rights fees:
Domestic	$9.2	$8.4	10%
International	$5.5	$4.5	22%

In the first quarter of fiscal 2004, only two pay-per-view events were produced as compared to three in the prior year quarter. This was due to the timing of our quarter end as compared to the date of our July pay-per-view event.

The increase in domestic television rights fees was due primarily to executive producer fees related to an upcoming feature film staring The Rock.

The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

	July 25,	July 26,	better
Branded Merchandise Revenues	2003	2002	(worse)

Licensing	$2.2	$3.2	(31%)

Merchandise	$4.3	$6.3	(32%)
Per capita spending	$8.09	$8.93	(9%)

Publishing	$1.7	$3.5	(51%)
Net units sold	1,024,000	1,576,700	(35%)

Home video	$2.5	$3.5	(29%)
Net units sold:
DVD	214,000	188,000	14%
VHS	50,200	187,300	(73%)

Total	264,200	375,300	(30%)

Internet Advertising	$1.0	$0.9	11%

The decrease in merchandise revenues was due primarily to lower attendance at our live events and a decrease in per capita.

	July 25,	July 26,	better
Cost of Revenues	2003	2002	(worse)

Live & televised	$41.4	$44.9	8%
Branded merchandise	7.9	11.7	32%

Total	$49.3	$56.6	13%

Profit contribution margin	34%	34%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

	July 25,	July 26,	better
Cost of Revenues-Live & Televised	2003	2002	(worse)

Live events	$14.2	$14.5	2%
Pay-per-view	$5.4	$7.8	31%
Advertising	$7.0	$7.7	9%
Television production costs	$11.8	$12.1	2%
Other	$3.0	$2.8	(7%)

Profit contribution margin was approximately 34% for both periods. The impact of airing one less pay-per-view event was offset by increased television rights fees and decreased television production costs.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

	July 25,	July 26,	better
Cost of Revenues — Branded Merchandise	2003	2002	(worse)

Licensing	$0.6	$1.1	45%
Merchandise	$3.4	$5.5	38%
Publishing	$1.6	$2.1	24%
Home video	$1.3	$2.0	35%
Digital media	$0.8	$1.0	20%

Profit contribution margin was approximately 34% for both periods.

	July 25,	July 26,	better
	2003	2002	(worse)

Selling, General and Administrative Expenses	$19.7	$21.8	10%

The following chart reflects the amounts and percent change of certain significant overhead items:

	July 25,	July 26,	better
	2003	2002	(worse)

Staff related expenses	$10.3	$8.9	(16%)
Legal fees	3.0	3.2	6%
Settlement of litigation	—	(3.5)	(100%)
Consulting and accounting fees	2.3	2.3	—
Advertising and promotion expenses	1.1	4.6	76%
Bad debt expense	(2.0)	0.5	500%
All other	5.0	5.8	14%

Total SG&A	$19.7	$21.8	10%

SG&A as a percentage of net revenues	26%	26%

The increase in staff related expenses primarily reflects an accrual related to incentive compensation. The decrease in advertising and promotion expenses was primarily a result of costs incurred in the prior year quarter related to our advertising campaign associated with our new company name and logo. The decrease in bad debt expense was a result of a payment received from a pay-per-view service that was fully reserved for in the prior year. Included in consulting fees for the current quarter was $1.0 million related to an asset acquisition.

	July 25,	July 26,	better
	2003	2002	(worse)

Depreciation and Amortization	$2.7	$2.0	35%

The increase reflects amortization related to a film library acquired in fiscal 2003 and depreciation associated with our new WWE shopzone.com commerce engine.

	July 25,	July 26,	better
	2003	2002	(worse)

Interest expense	$0.2	$0.2	—

	July 25,	July 26,	better
	2003	2002	(worse)

Interest income and other, net	$1.7	$1.1	55%

The increase reflects a higher overall rate of return on our investments in the current quarter.

	July 25,	July 26,	better
Provision for Income Taxes	2003	2002	(worse)

Provision for income taxes	$1.7	$2.1	(19%)
Effective tax rate	37%	36%

Discontinued Operations — The World. In fiscal 2003, we closed the operations of our entertainment complex, The World. As a result, the operations of The World have been reflected in discontinued operations.

Loss from discontinued operations of The World, net of taxes, was $0.2 million for the three months ended July 25, 2003 as compared to a loss from discontinued operations, net of taxes, of $1.3 million for the three months ended July 25, 2002.

Liquidity and Capital Resources

Cash flows from operating activities for the first quarter of fiscal 2004 and fiscal 2003 were $17.2 million and $12.2 million, respectively. Cash flows provided by operating activities from continuing operations were $18.4 million and $16.1 million for the first quarter of fiscal 2004 and fiscal 2003, respectively. Working capital, consisting of current assets less current liabilities, was $255.6 million as of July 25, 2003 and $275.1 million as of April 30, 2003.

Cash flows used for investing activities were $6.3 million and $3.0 million for the first quarter of fiscal 2004 and fis cal 2003, respectively. Capital expenditures for the three months ended July 25, 2003 were $1.0 million as compared to $1.3 million for the three months ended July 26, 2003. For fiscal 2004, we estimate capital expenditures to be approximately $7.5 million – $10.0 million, which includes a conversion of our critical business and financial systems, television equipment and building improvements. In July 2003, we acquired a film library and certain other assets for approximately $1.5 million. As of August 21, 2003, we had approximately $164.9 million invested in fixed-income mutual funds, which primarily held AAA and AA debt rated instruments and $24.4 million in United States Treasury Notes. Our investment policy is designed to assume a minimum of credit, interest rate and market risk.

Cash flows used in financing activities for the first quarter of fiscal 2004 were $22.2 million and were $27.1 million for the first quarter of fiscal 2003. In June 2003, we purchased approximately 2.0 million shares of our Class A common stock from Viacom for approximately $19.2 million. In July 2003, we paid a quarterly dividend of $0.04 per share, or approximately $2.7 million, on all Class A and Class B common shares.

We have not entered into any contracts that would require us to make significant guaranteed payments other than those that were previously disclosed in the Liquidity and Capital Resource section of our Annual Report on Form 10-K for our fiscal year ended April 30, 2003.

We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital and capital expenditures as well as costs related to the shutdown of the The World.

Application of Critical Accounting Policies

There have been no changes to our accounting policies that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2003 nor in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. Amounts included in our consolidated balance sheet in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of
	July 25, 2003	April 30, 2003

Pay-per-view accounts receivable	$12.0 million	$24.3 million
Advertising reserve for underdelivery	$4.7 million	$6.9 million
Home video reserve for returns	$1.8 million	$1.5 million
Publishing newsstand reserve for returns	$3.8 million	$5.0 million
Allowance for doubtful accounts	$3.0 million	$5.3 million

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our story lines and the popularity of our brand of entertainment; (iii) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and story lines; (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, and in this regard our primary distribution agreement with Viacom runs until Fall 2004 for its UPN network and Fall 2005 for its Spike TV networks; (v) we may not be able to compete effectively with companies providing other forms of entertainment and programming, and many of these competitors have greater financial resources than we; (vi) we may not be able to protect our intellectual property rights which could negatively impact our ability to compete in the sports entertainment market; (vii) general economic conditions or a change in the popularity of our brand of sports entertainment could adversely impact our business; (viii) risks associated with producing live events, both domestically and internationally, including without limitation risks that our insurance may not cover liabilities resulting from accidents or injuries and that we may be prohibited from promoting and conducting live events if we do not comply with applicable regulations; (ix) uncertainties associated with international markets; (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably; (xi) any new or complementary businesses into which we may expand in the future could adversely affect our existing businesses; (xii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can exercise significant influence over our affairs, and his interests could conflict with the holders of our Class A common stock; and (xiii) a substantial number of shares will be eligible for future sale by our current majority stockholder, and the sale of those shares could lower our stock price. The forward -looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

Interest Rate Risk

We are exposed to interest rate risk related to our debt and investment portfolio. Our debt primarily consists of the mortgage related to our corporate headquarters, which has an annual interest rate of 7.6%. Due to the decrease in mortgage rates, this debt is now at a rate in excess of market, however due to the terms of our agreement we are prohibited from refinancing for several years. The impact of the decrease in mortgage rates is considered immaterial to our consolidated financial statements.

Our investment portfolio currently consists primarily of fixed-income mutual funds and treasury notes , with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than two years.

Item 4. Controls and Procedures

Based on their most recent review, which was completed within 90 days of filing of this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we are in the process of formalizing certain of our control procedures, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

10.8	World Wrestling Entertainment, Inc. Management Bonus Plan (Incorporated by reference to Appendix
A to Proxy Statement for 2003 Annual Meeting of Stockholders, filed July 31, 2003).*

10.17	Offer letter, dated January 13, 2003, between the Registrant and Kurt Schneider (filed herewith).*

10.18	Offer letter, dated February 24, 2003, between the Registrant and Philip B. Livingston (filed herewith).*

10.19	Booking Contract, dated as of January 1, 2000, between the Registrant and Shane B. McMahon
(“McMahon Booking Contract”) (filed herewith).*

10.19A	First Amendment to McMahon Booking Contract, dated March 12, 2001 (filed herewith). *

10.20	Employment Agreement, dated as of October 29, 1996, between the Registrant and James W. Ross
(“Ross Employment Agreement”) (filed herewith).*

10.20A	Amendment to Ross Employment Agreement, dated March 12, 2001 (filed herewith).*

10.20B	Second Amendment to Ross Employment Agreement, dated June 2, 2003 (filed herewith).*

10.20C	Third Amendment to Ross Employment Agreement, dated August 13, 2003 (filed herewith).*

31.1	Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Philip B. Livingston pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Linda E. McMahon and Philip B. Livingston pursuant to Section 906 of Sarbanes-
Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan or arrangement.

(b.) Reports on Form 8-K

The Registrant filed a report on Form 8-K dated June 13, 2003 under Item 5, Other Events and Item 7, Financial Statements and Exhibits.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)

Dated: August 29, 2003	By:	/s/	Philip B. Livingston

Philip B. Livingston
Chief Financial Officer