Form 10-Q
period 2003-10-24
WORLD WRESTLING ENTERTAINMENTINC
filed 2003-11-21
CIK 1091907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

At November 7, 2003, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 13,608,997 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 54,780,207.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Net revenues	$94,431	$90,323	$169,106	$175,772
Cost of revenues	52,227	62,172	101,488	118,790
Selling, general and administrative expenses	13,359	24,635	33,078	46,422
Depreciation and amortization	2,872	2,098	5,596	4,090

Operating income	25,973	1,418	28,944	6,470
Interest income and other, net	1,267	(917)	2,787	12

Income before income taxes	27,240	501	31,731	6,482
Provision for income taxes	10,356	241	12,039	2,367

Income from continuing operations	16,884	260	19,692	4,115

Discontinued operations:
Income (loss) from discontinued operations, net of tax	266	(1,863)	108	(3,190)

Net income (loss)	$17,150	$(1,603)	$19,800	$925

Earnings (loss) per common share - Basic and Diluted:
Continuing operations	$0.25	$0.00	$0.29	$0.06

Discontinued operations	$0.00	$(0.03)	$0.00	$(0.05)

Net income (loss)	$0.25	$(0.02)	$0.29	$0.01

Weighted average common shares outstanding:
Basic	68,392	70,407	68,710	70,750

Diluted	68,586	70,407	68,860	70,750

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)

	As of October 24, 2003	As of April 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,449	$128,473
Short-term investments	190,992	142,641
Accounts receivable (less allowance for doubtful accounts of $3,015 as of October 24, 2003 and $5,284 as of April 30, 2003)	42,731	49,729
Inventory, net	1,024	839
Prepaid expenses and other current assets	20,029	18,443
Assets of discontinued operations	20,761	21,129

Total current assets	357,986	361,254
PROPERTY AND EQUIPMENT - NET	56,827	59,325
INTANGIBLE ASSETS - NET	13,127	12,055
OTHER ASSETS	6,200	4,623

TOTAL ASSETS	$434,140	$437,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$806	$777
Accounts payable	15,087	14,188
Accrued expenses and other liabilities	43,540	34,991
Deferred income	19,414	24,662
Liabilities of discontinued operations	9,531	11,554

Total current liabilities	88,378	86,172
LONG-TERM DEBT	8,716	9,126
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	136	182
Class B common stock	548	548
Treasury stock	—	(30,569)
Additional paid-in capital	247,926	297,315
Accumulated other comprehensive (loss) income	(122)	243
Retained earnings	88,558	74,240

Total stockholders’ equity	337,046	341,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$434,140	$437,257

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended

	October 24, 2003	October 25, 2002

OPERATING ACTIVITIES:
Net income	$19,800	$925
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(108)	3,190
Depreciation and amortization	5,596	4,090
Amortization of warrants	(670)	(635)
Stock compensation costs	316	—
Provision for doubtful accounts	(1,976)	603
Provision for inventory obsolescence	(52)	513
Changes in assets and liabilities:
Accounts receivable	8,976	14,958
Inventory	(133)	(158)
Prepaid expenses and other assets	(1,592)	(3,114)
Accounts payable	899	(4,394)
Accrued expenses and other liabilities	8,998	(5,374)
Deferred income	(6,217)	685

Net cash provided by continuing operations	33,837	11,289
Net cash used in discontinued operations	(1,545)	(644)

Net cash provided by operating activities	32,292	10,645

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,458)	(5,173)
Purchase of other assets	(1,641)	—
(Purchase) sale of short-term investments, net	(49,172)	116

Net cash used in continuing operations	(53,271)	(5,057)
Net cash used in discontinued operations	—	(6,830)

Net cash used in investing activities	(53,271)	(11,887)

FINANCING ACTIVITIES:
Repayments of long-term debt	(381)	(294)
Purchase of treasury stock	(19,182)	(29,554)
Dividends paid	(5,482)	—
Net proceeds from exercise of stock options	—	404

Net cash used in continuing operations	(25,045)	(29,444)
Net cash provided by discontinued operations	—	322

Net cash used in financing activities	(25,045)	(29,122)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,024)	(30,364)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	128,473	86,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,449	$56,032

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$4,448	$2,628
Cash paid during the period for interest	$393	$379
SUPPLEMENATAL NON-CASH INFORMATION:
Reciept of warrants	$1,638	$—

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statement of  Stockholders’ Equity and Comprehensive (Loss) Income
(dollars and shares in thousands)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Shares	Amount

Balance, May 1, 2003	72,996	$730	$(30,569)	$297,315	$243	$74,240	$341,959
Comprehensive income:
Translation adjustment		—	—	—	205	—	205
Unrealized holding loss, net of tax		—	—	—	(570)	—	(570)
Net income		—	—	—	—	19,800	19,800

Total comprehensive income							19,435

Dividends paid						(5,482)	(5,482)
Stock compensation costs		—	—	316	—	—	316
Purchase of treasury stock		—	(19,246)	—	—	—	(19,246)
Retirement of treasury stock	(4,616)	(46)	49,712	(49,666)	—	—	—
Sale of stock - Employee stock purchase plan	9	—	103	(39)	—	—	64

Balance, October 24, 2003	68,389	$684	$—	$247,926	$(122)	$88,558	$337,046

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

1.   Basis of Presentation and Business Description

The accompanying condensed consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our wholly owned subsidiaries.  In fiscal 2003, we closed the operations of our entertainment complex, The World.  We recorded the results from operations of this business and the estimated shutdown cost as discontinued operations.

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

The preparation of financial statements in conformity with generally accepted in the United States of America accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended April 30, 2003.

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

Revenues from the discontinued operations of our entertainment complex consisted primarily of food and beverage and retail sales.

2.   Stockholders’ Equity

Pro Forma Fair Value Disclosures

The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of the grant using the Black-Scholes option-pricing model.

Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three and six months ended October 24, 2003 and October 25, 2002 would have been impacted as shown in the following table:

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

		Three months ended		Six months ended

		October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Reported income from continuing operations		$16,884	$260	$19,692	$4,115
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	98	—	196	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(765)	(1,116)	(1,518)	(2,144)

Pro forma income (loss) from continuing operations		$16,217	$(856)	$18,370	$1,971

Reported basic and diluted earnings from continuing operations per common share		$0.25	$0.00	$0.29	$0.06

Pro forma basic and diluted earnings (loss) from continuing operations per common share		$0.24	$(0.01)	$0.27	$0.03

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

In the months of October and July 2003, we paid a quarterly dividend of $0.04 per share, totaling $5,482 on all Class A and Class B common shares.

In June 2003, we purchased approximately 2.0 million shares of common stock for approximately $19,246.  In October 2003, we retired all of our treasury shares.

In June 2003, we granted 792,500 options at an exercise price of $9.60 and granted 178,000 restricted stock units at an average price per share of $9.60.  Such issuances were granted to officers and employees under our 1999 Long-Term Incentive Plan.  Total compensation costs related to the grant of restricted stock units, based on the estimated value of the units on the grant date, is $1,709 and will be amortized over the vesting period, which is seven years, unless targeted EBITDA of $65,000 is met for any fiscal year during the vesting period.  In that event, the unvested restricted stock units immediately vest and accordingly, the unamortized balance at that date would be expensed.  EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation and amortization.

Stock-based compensation expense related to the restricted stock grant for the three and six months ended October 24, 2003 was $158 ($98 net of tax) and $316 ($196 net of tax), respectively.  We did not record compensation expense for the options granted under the intrinsic accounting method for any period presented.

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

3. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Six months ended

	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Weighted average number of common shares outstanding:
Basic	68,392,354	70,407,229	68,710,001	70,749,703
Diluted	68,586,005	70,407,229	68,859,596	70,749,703
Dilutive effect of outstanding options and restricted stock units	193,651	—	149,595	—
Anti-dilutive outstanding options	7,421,050	7,248,925	7,421,050	7,248,925

4.   Segment Information

Our continuing operations are conducted within two reportable segments: live and televised entertainment and branded merchandise.  The live and televised entertainment segment consists of live events and television programming.  Our branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos.  The results of operations for The World are not included in the segment reporting as they are classified as discontinued operations in our consolidated financial statements.  We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below.  Included in corporate overhead for the three and six months ended October 24, 2003 was a favorable settlement of litigation of $5,885.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $16,810 and $32,122 for the three and six months ended October 24, 2003, respectively, and approximately $13,165 and $23,505 for the three and six months ended October 25, 2002.  Unallocated assets consist primarily of cash, investments and real property.

	Three months ended		Six months ended

	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Net Revenues:
Live and televised entertainment	$76,749	$70,652	$139,442	$138,468
Branded merchandise	17,682	19,671	29,664	37,304

Total net revenues	$94,431	$90,323	$169,106	$175,772

Depreciation and Amortization:
Live and televised entertainment	$1,028	$861	$2,086	$1,668
Branded merchandise	666	373	1,308	748
Corporate	1,178	864	2,202	1,674

Total depreciation and amortization	$2,872	$2,098	$5,596	$4,090

Operating Income:
Live and televised entertainment	$30,111	$16,951	$47,780	$35,890
Branded merchandise	6,171	5,032	8,225	8,664
Corporate	(10,309)	(20,565)	(27,061)	(38,084)

Total operating income	$25,973	$1,418	$28,944	$6,470

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of

	October 24, 2003	April 30, 2003

Assets:
Live and televised entertainment	$56,698	$73,727
Branded merchandise	25,606	17,395
Unallocated (1)	351,836	346,135

Total assets	$434,140	$437,257

(1) – Includes assets of discontinued operations of $20,761 and $21,129 as of October 24, 2003 and April 30, 2003, respectively.

5. Property and Equipment

Property and equipment consisted of the following:

	As of

	October 24, 2003	April 30, 2003

Land, buildings and improvements	$51,186	$51,009
Equipment	40,130	40,374
Vehicles	639	639
Property under capital lease	1,056	1,056

	93,011	93,078
Less accumulated depreciation and amortization	36,184	33,753

Total	$56,827	$59,325

Depreciation and amortization expense for property and equipment was $2,484 and $4,958 for the three and six months ended October 24, 2003, respectively, and $2,098 and $4,090 for the three and six months ended October 25, 2002, respectively.

6. Intangible Assets

Intangible assets consisted of the following:

	As of October 24, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Film libraries	$4,710	$(638)	$4,072
Unamortized intangible assets:
Trademarks	$9,055	$—	$9,055

	$13,765	$(638)	$13,127

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of April 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Film libraries	$3,000	$—	$3,000
Unamortized intangible assets:
Trademarks	$9,055	$—	$9,055

	$12,055	$—	$12,055

For the three and six months ended October 24, 2003, amortization expense was $388 and $638, respectively.

Estimated amortization expense for each of the fiscal years ending is as follows:

April 30, 2004	$1,424
April 30, 2005	1,569
April 30, 2006	1,569
April 30, 2007	148

$4,710

7. Investments

Short-term investments consisted of the following as of October 24, 2003 and April 30, 2003:

	October 24, 2003

	Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value

Fixed-income mutual funds and other	$167,232	$(723)	$166,509
United States Treasury Notes	24,438	45	24,483

Total	$191,670	$(678)	$190,992

	April 30, 2003

	Cost	Unrealized Holding Gain	Fair Value

Government obligations	$63,755	$—	$63,755
Corporate obligations and other	38,711	—	38,711
Fixed-income mutual funds	40,027	148	40,175

Total	$142,493	$148	$142,641

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

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Shenker & Associates

Reference is made to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.  Subsequently, on May 23, 2003, we filed a motion for sanctions asserting significant litigation misconduct by the plaintiff, for which we sought, among other things, dismissal of all claims against us and a default judgment granting our counterclaims.  On October 16, 2003, the Court issued a comprehensive opinion and order in which the Court dismissed all of plaintiff’s case against us with prejudice and entered a default in favor of us on our counterclaims.  The Court also directed us to file a report with the Court on the discovery it needs to prove the damages associated with its counterclaims, which we have done.  Finally, the Court indicated it would consider an award of counsel fees for expenses directly incurred as a result of the sanctionable conduct of Stanley Shenker & Associates, Inc. upon the conclusion of the damages hearing.

In the Court’s opinion, the sanctions awarded were proper because the plaintiff had admitted to a wide range of litigation misconduct committed by its principal and owner, Stanley Shenker, including giving perjured deposition testimony, providing perjured interrogatory answers, fabricating evidence after instituting this action, facilitating the destruction of evidence after instituting this action, concealing evidence, and conspiring with Mr. James Bell, our former Senior Vice President of Licensing and Merchandising, to engage in other litigation misconduct.  On November 5, 2003, the plaintiff filed a motion to reconsider the Court’s Order dismissing all of its claims and granting a default judgment in favor of us.  This motion to reconsider was denied on November 20, 2003.  We are continuing our legal action against Mr. Bell with respect to irregularities in the licensing program during his tenure at World Wrestling Entertainment, Inc., which have come to light as a result of discovery in this case.  While we believe that the decision against Shenker was correct, he has the right to appeal.  Assuming the decision stands, we will reverse an accrued expense to selling, general and administrative expenses currently in the amount of approximately $7.0 million.

Marvel Enterprises

Reference is made to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003. Subsequently, by Order dated July 31, 2003, the Court granted our motion for summary judgment in its entirety and dismissed all claims asserted against us.  The Court also granted in part and denied in part Universal, Inc.’s  (formerly known as World Championship Wrestling, Inc.) motion for summary judgment.  Marvel has filed notices of appeal with respect to the Court’s rulings in both actions.  Universal, Inc. has also cross-filed a notice of appeal with respect to the Court’s denial in part of its motion for summary judgment.  While we believe the court’s decision to dismiss the claims against us was correct, we are unable to predict the likelihood of success of Marvel’s appeal.  We are defending Universal, Inc. in connection with Marvel’s claims against it.  In light of the summary judgment rulings, we do not believe that an unfavorable outcome of the remaining claims against Universal, Inc. would have a material adverse effect on our financial condition or results of operations; however no assurances can be given in this regard.

IPO Class Action

Reference is made to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.  Subsequently, the class plaintiffs and the issuer defendants, including our officers named in the suit and we have reached an agreement in principle for the settlement of all claims.  To that end, a memorandum of understanding concerning the terms of the settlement (the “MOU”) was circulated for approval among all issuer defendants.  While we strongly deny all allegations, we approved the MOU, subject to certain conditions, including, specifically, approval of the settlement as reflected in the MOU by our primary insurer.  It is our understanding that the significant majority of issuer defendants have approved the MOU as well.  We expect the settlement process will move forward toward the execution of a definitive settlement agreement; however no assurances can be given in this regard.  If a

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

settlement is consummated on the terms set forth in the MOU, we believe it will not have a material adverse effect on our financial condition or results of operations.

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

9. Discontinued operations

During fiscal 2003, we closed the operations of The World.  In early May 2001, we formalized our decision to discontinue operations of the XFL. The results of The World business and the assets and liabilities of The World and the XFL have been classified as discontinued operations in our consolidated financial statements and are summarized as follows:

	Three months ended		Six months ended

	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Discontinued operations:
Income (loss) from The World operations, net of tax expense of $147 and $50 for the three and six months ended October 24, 2003, respectively and net of tax benefits of $1,142 and $1,956 for the three and six months ended October 25, 2002, respectively.	$266	$(1,863)	$108	$(3,190)

	As of

	October 25, 2003	April 30, 2003

Assets:
Cash	$853	$1,185
Accounts receivable	1	5
Income tax receivable	5,315	5,343
Prepaid expenses	90	94
Inventory	65	65
Deferred income taxes, net of valuation allowance of $1,350	14,437	14,437

Total Assets	$20,761	$21,129

Liabilities:
Accounts payable	$—	$19
Accrued expenses	9,579	11,561
Due to World Wresting Entertainment, Inc.	240	262
Minority Interest	(288)	(288)

Total Liabilities	$9,531	$11,554

Included in income from discontinued operations for the three and six months ended October 24, 2003 was $689 of expense recoveries.  Assets of the discontinued operations are stated at their estimated net realizable value.

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

Results of Operations

Second Quarter Ended October 24, 2003 compared to Second Quarter Ended October 25, 2002   (Dollars in millions)

Net Revenues	October 24, 2003	October 25, 2002	better (worse)

Live and televised	$76.7	$70.6	9%
Branded merchandise	17.7	19.7	(10)%

Total	$94.4	$90.3	5%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live & Televised Revenues	October 24, 2003	October 25, 2002	better (worse)

Live events	$17.7	$18.1	(2)%
Number of events	84	87	(3)%
Average attendance	5,090	5,260	(3)%
Average ticket price	$40.70	$38.41	6%
Pay-per-view	$24.7	$19.0	30%
Number of domestic buys	1,541,700	1,120,800	38%
Advertising	$18.1	$19.7	(8)%
Average weekly household ratings for RAW	3.8	3.7	3%
Average weekly household ratings for SmackDown!	3.3	3.5	(6)%
Sponsorship revenues	$2.0	$2.8	(29)%
Television rights fees:
Domestic	$10.7	$9.2	16%
International	$5.7	$4.6	24%

In the second quarter of fiscal 2004, four pay-per-view events were produced as compared to three in the prior year quarter.  This was due to the timing of our first quarter end as compared to the date of our July pay-per-view event.  We will produce 12 pay-per-view events in fiscal 2004, consistent with recent years.

The decline in advertising revenues was due to a decrease in sponsorships and our new agreement with UPN which began on September 29, 2003.  Commencing on September 29, 2003, UPN began to sell all advertising inventory and pay us a rights fees.  This decline was offset partially by increased revenues from our Spike TV programming.

The increase in domestic television rights fees was due primarily to rights fees related to our new agreement with UPN as well as rights fees related to new international distribution contracts.

The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	October 24, 2003	October 25, 2002	better (worse)

Licensing	$4.9	$5.2	(6)%
Merchandise	$4.1	$5.3	(23)%
Per capita spending	$8.50	$8.63	(2)%
Publishing	$2.8	$3.4	(18)%
Net units sold	1,056,800	1,497,400	(29)%
Home video	$4.1	$4.5	(9)%
Net units sold:
DVD	256,700	349,500	(27)%
VHS	76,000	136,200	(44)%

Total	332,700	485,700	(32)%
Internet Advertising	$1.5	$1.2	25%

The decrease in merchandise revenues was due to lower attendance at our live events as well as from a change that occurred in fiscal 2004 from the direct sale of merchandise to a licensing arrangement for merchandise sold at our Canadian and International live events.

Cost of Revenues	October 24, 2003	October 25, 2002	better (worse)

Live & televised	$42.8	$49.7	14%
Branded merchandise	9.4	12.5	25%

Total	$52.2	$62.2	16%

Profit contribution margin	45%	31%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live & Televised	October 24, 2003	October 25, 2002	better (worse)

Live events	$12.8	$14.9	14%
Pay-per-view	$8.5	$7.2	(18)%
Advertising	$7.3	$12.3	41%
Television production costs	$12.0	$12.2	2%
Other	$2.2	$3.1	29%

Profit contribution margin was approximately 44% for the quarter ended October 24, 2003 and 30% for the quarter ended October 25, 2002.  The profit margin for the current period was favorably impacted by the airing of one additional pay-per-view event and the change in our UPN agreement.  Additionally, the prior year profit contribution margin was negatively impacted by a $3.5 million charge related to the settlement of litigation.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	October 24, 2003	October 25, 2002	better (worse)

Licensing	$1.5	$1.7	12%
Merchandise	$3.6	$5.6	36%
Publishing	$1.7	$2.4	29%
Home video	$1.7	$2.1	19%
Digital media	$0.8	$0.7	(14)%

Profit contribution margin was approximately 47% for the quarter ended October 24, 2003 and 37% for the quarter ended October 25, 2002.  The increase was due to improved merchandise, publishing and home video margins.

	October 24, 2003	October 25, 2002	better (worse)

Selling, General and Administrative Expenses	$13.4	$24.6	46%

The following chart reflects the amounts and percent change of certain significant overhead items:

	October 24, 2003	October 25, 2002	better (worse)

Staff related expenses	$10.4	$9.2	(13)%
Legal fees	2.0	4.2	52%
Settlement of litigation	(5.9)	2.4	346%
Consulting and accounting fees	0.8	1.8	56%
Advertising and promotion expenses	0.7	1.4	50%
All other	5.4	5.6	4%

Total SG&A	$13.4	$24.6	46%

SG&A as a percentage of net revenues	14%	27%

The increase in staff related expenses primarily reflects an accrual related to incentive compensation.  Included in the current year quarter was a favorable settlement of litigation of $5.9 million and included in the prior year quarter was an unfavorable settlement of litigation of $2.4 million.

	October 24, 2003	October 25, 2002	better (worse)

Depreciation and Amortization	$2.9	$2.1	(38)%

The increase reflects amortization related to our recently acquired film libraries and depreciation associated with our new WWEshopzone.com commerce engine.

	October 24, 2003	October 25, 2002	better (worse)

Interest expense	$0.2	$0.2	—
Interest income and other, net	$1.5	$(0.7)	314%

The increase reflects a higher overall rate of return on our investments in the current quarter.

Provision for Income Taxes	October 24, 2003	October 25, 2002

Provision for income taxes	$10.4	$0.2
Effective tax rate	38%	48%

Discontinued Operations — The World. In fiscal 2003, we closed the operations of our entertainment complex, The World.  As a result, the operations of The World have been reflected in discontinued operations. Income from discontinued operations of The World, net of taxes, was $0.3 million for the three months ended October 24, 2003 as compared to a loss from discontinued operations, net of taxes, of $1.9 million for the three months ended October 25, 2002.  Included in income from discontinued operations for the three months ended October 24, 2003 was $0.7 million of expense recoveries.  As of November 21, 2003, we have not sub-leased the property.  The shutdown charge of $8.9 million recorded in our fiscal year ended April 30, 2003 in accordance with SFAS No. 146 assumed that we would sub-let the property by May 1, 2004.  Rental payments for fiscal 2005, assuming no sub-let rental income, would be approximately $2.7 million.

Six Months Ended October 24, 2003 compared to Six Months Ended October 25, 2002 (Dollars in millions)

Net Revenues	October 24, 2003	October 25, 2002	better (worse)

Live & televised	$139.4	$138.5	1%
Branded merchandise	29.7	37.3	(20)%

Total	$169.1	$175.8	(4)%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live & Televised Revenues	October 24, 2003	October 25, 2002	better (worse)

Live events	$35.7	$37.2	(4)%
Number of events	168	174	(3)%
Average attendance	5,140	5,500	(7)%
Average ticket price	$40.56	$38.16	6%
Pay-per-view	$38.4	$38.1	1%
Number of domestic buys	2,419,000	2,255,900	7%

	October 24, 2003	October 25, 2002	better (worse)

Advertising	$34.2	$36.5	(6)%
Average weekly household ratings for RAW	3.8	3.8	—%
Average weekly household ratings for SmackDown!	3.3	3.4	(3)%
Sponsorship revenues	$2.9	$4.3	(33)%
Television rights fees:
Domestic	$19.9	$17.7	12%
International	$11.2	$9.0	24%

The decrease in advertising revenues was due in part to our new agreement with UPN which began on September 29, 2003.  Commencing on September 29, 2003, UPN began to sell all advertising inventory and pay us a rights fee.

The increase in domestic television rights fees was due primarily to executive producer fees related to an upcoming feature film staring The Rock and rights fees received in connection with our new agreement with UPN.

The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	October 24, 2003	October 25, 2002	better (worse)

Licensing	$7.1	$8.4	(15)%
Merchandise	$8.5	$11.6	(27)%
Per capita spending	$8.29	$8.78	(6)%
Publishing	$4.5	$7.0	(36)%
Net units sold	2,080,800	3,074,100	(32)%
Home video	$6.6	$8.0	(18)%
Net units sold:
DVD	470,700	537,500	(12)%
VHS	126,200	323,500	(61)%

Total	596,900	861,000	(31)%

Internet Advertising	$2.6	$2.1	24%

The decrease in merchandise revenues was due to lower attendance at our live events as well as from a change that occurred in fiscal 2004 from the direct sale of merchandise to a licensing arrangement for merchandise sold at our Canadian and International live events.

The decrease in publishing revenues was due primarily to a decrease in the number of special magazines published in the current year as compared to the prior year period.

The decrease in home video revenues was due primarily to a decrease in the sale of catalog titles.  The reduction in catalog units was related to a court ordered injunction prohibiting the sale of such titles containing our former logo.

Cost of Revenues	October 24, 2003	October 25, 2002	better (worse)

Live & televised	$84.2	$94.6	11%
Branded merchandise	17.3	24.2	29%

Total	$101.5	$118.8	15%

Profit contribution margin	40%	32%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live & Televised	October 24, 2003	October 25, 2002	better (worse)

Live events	$27.0	$29.4	8%
Pay-per-view	$13.9	$15.0	7%
Advertising	$14.2	$20.0	29%
Television production costs	$23.8	$24.3	2%
Other	$5.3	$5.9	10%

Profit contribution margin was approximately 40% for the six months ended October 24, 2003 as compared to 32% for the six months ended October 24, 2002, the increase due primarily to increased television rights fees and the impact of a $3.5 million unfavorable settlement of litigation in the prior year.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	October 24, 2003	October 25, 2002	better (worse)

Licensing	$2.1	$2.8	25%
Merchandise	$7.0	$11.0	36%
Publishing	$3.3	$4.5	27%
Home video	$3.0	$4.0	25%
Digital media	$1.6	$1.7	6%

Profit contribution margin was approximately 42% for the six months ended October 24, 2003 as compared to 35% for the six months ended October 24, 2002, the increase due primarily to improved margins in our merchandise and home video businesses.

	October 24, 2003	October 25, 2002	better (worse)

Selling, General and Administrative Expenses	$33.1	$46.4	29%

The following chart reflects the amounts and percent change of certain significant overhead items:

	October 24, 2003	October 25, 2002	better (worse)

Staff related expenses	$20.7	$18.1	(14)%
Legal fees	5.1	7.5	32%
Settlement of litigation, net	(5.9)	(1.1)	436%
Consulting and accounting fees	3.1	4.1	24%
Advertising and promotion expenses	1.9	5.9	68%
Bad debt expense	(2.0)	0.6	433%
All other	10.2	11.3	10%

Total SG&A	$33.1	$46.4	29%

SG&A as a percentage of net revenues	20%	26%

The increase in staff related expenses primarily reflects an accrual related to incentive compensation.  The current period reflects a $5.9 million favorable settlement of litigation and the prior year period reflects the net impact of a $3.5 million favorable settlement of litigation offset partially by a $2.4 million unfavorable settlement of litigation.  The decrease in advertising and promotion expenses was primarily a result of costs incurred in the prior year period related to our advertising campaign associated with our new company name and logo.  The decrease in bad debt expense was a result of a payment received from a pay-per-view service in the current year that was fully reserved for in the prior year.

	October 24, 2003	October 25, 2002	better (worse)

Depreciation and Amortization	$5.6	$4.1	(37	) %

The increase reflects amortization related to our recently acquired film libraries and depreciation associated with our new WWEshopzone.com commerce engine.

	October 24, 2003	October 25, 2002	better (worse)

Interest expense	$0.4	$0.4	—
Interest income and other, net	$3.2	$0.4	700%

The increase reflects a higher overall rate of return on our investments in the current year.

Provision for Income Taxes	October 24, 2003	October 25, 2002

Provision for income taxes	$12.0	$2.4
Effective tax rate	38%	37%

Discontinued Operations — The World. In fiscal 2003, we closed the operations of our entertainment complex, The World.  As a result, the operations of The World have been reflected in discontinued operations. Income from discontinued operations of The World, net of taxes, was $0.1 million for the six months ended October 24, 2003 as compared to a loss from discontinued operations, net of taxes, of $3.2 million for the six months ended October 25, 2002.  Included in income from discontinued operations for the six months ended October 24, 2003 was $0.7 million of expense recoveries. As of November 21, 2003, we have not sub-leased the property.  The shutdown charge of $8.9 million recorded in our fiscal year ended April 30, 2003 in accordance with SFAS No. 146 assumed that we would sub-let the property by May 1, 2004.  Rental payments for fiscal 2005, assuming no sub-let rental income, would be approximately $2.7 million.

Liquidity and Capital Resources

Cash flows from operating activities for the six months ended October 24, 2003 and October 25, 2002 were $32.3 million and $10.6 million, respectively.  Cash flows provided by operating activities from continuing operations were $33.8 million and $11.3 million for the six months ended October 24, 2003 and October 25, 2002, respectively.  Working capital, consisting of current assets less current liabilities, was $269.6 million as of October 24, 2003 and $275.1 million as of April 30, 2003.

Cash flows used for investing activities were $53.3 million and $11.9 million for the six months ended October 24, 2003 and October 25, 2003, respectively. Capital expenditures for the six months ended October 24, 2003 were $2.5 million as compared to $5.2 million for the six months ended October 25, 2002.  For fiscal 2004, we estimate capital expenditures to be approximately $7.5 million, which includes a conversion of our critical business and financial systems, television equipment and building improvements.  During the six months ended October 24, 2003, we acquired film libraries and certain other assets for approximately $1.6 million.  As of November 7, 2003, we had approximately $166.5 million invested in fixed-income mutual funds, which primarily held AAA and AA debt rated instruments and $24.5 million in United States Treasury Notes.  Our investment policy is designed to assume a minimum of credit, interest rate and market risk.

Cash flows used in financing activities for the six months ended October 25, 2003 were $25.0 million as compared to $29.1 million for the six months ended October 25, 2002.  In June 2003, we purchased approximately 2.0 million shares of our Class A common stock for approximately $19.2 million.

We have not entered into any contracts that would require us to make significant guaranteed payments other than those that were previously disclosed in the Liquidity and Capital Resource section of our Annual Report on Form 10-K for our fiscal year ended April 30, 2003.

We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital and capital expenditures.

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

As of

	October 24, 2003	April 30, 2003

Pay-per-view accounts receivable	$15.2 million	$24.3 million
Advertising reserve for underdelivery	$3.1 million	$6.9 million
Home video reserve for returns	$2.3 million	$1.5 million
Publishing newsstand reserve for returns	$3.4 million	$5.0 million
Allowance for doubtful accounts	$2.9 million	$5.3 million
Accrued expenses that may be reversed pending the outcome of litigation – see Note 8 of Notes to Consolidated Financial Statements	$7.0 million	$6.4 million

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements.  The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our story lines and the popularity of our brand of entertainment; (iii) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and story lines; (iv) our failure to maintain or renew key agreements could adversely  affect our ability to distribute our television and pay-per-view programming, and in this regard, over the next fourteen months, several large television and pay-per-view agreements will be up for renewal, and in particular the domestic pay-per-view agreements with our two primary distributors currently end in late 2003 and early 2004; our primary domestic television distribution agreement with Viacom runs until Fall 2004 for its UPN network and Fall 2005 for its Spike TV network; and our primary television distribution in the UK runs through December 31, 2004; (v) we may not be able to compete effectively with companies providing other forms of entertainment and programming, and many of these competitors have greater financial resources than we; (vi) we may not be able to protect our intellectual property rights which could negatively impact our ability to compete in the sports entertainment market; (vii) general economic conditions or a change in the popularity of our brand of sports entertainment could adversely impact our business; (viii) risks associated with producing live events, both domestically and internationally, including without limitation risks that our insurance may not cover liabilities resulting from accidents or injuries and that we may be prohibited from promoting and conducting live events if we do not comply with applicable regulations; (ix) uncertainties associated with international markets; (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably; (xi) any new or complementary businesses into which we may expand in the future could adversely affect our existing businesses; (xii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can exercise significant influence over our affairs, and his interests could conflict with the holders of our Class A common stock; and (xiii) a substantial number of shares will be eligible for future sale by our current majority stockholder, and the sale of those shares could lower our stock price. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations.  Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

Interest Rate Risk

We are exposed to interest rate risk related to our corporate jet lease and investment portfolio.  We have a lease agreement for a 1998 Canadair Challenger 604 airplane.  The term of this aircraft lease is for twelve years ending on October 30, 2012.  The monthly lease payment for this aircraft is determined by a floating rate, which is based upon 30-day commercial paper rate as stated by the Federal Reserve plus 1.95%.

Our investment portfolio currently consists primarily of fixed-income mutual funds and treasury notes, with a strong emphasis placed on preservation of capital. The market value of those securities can fluctuate with market interest rates.  In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than two years.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on September 19, 2003.

(a)	The election of seven Directors of the Company:

		Votes

Nominees	For		Withheld

Vincent K. McMahon	558,176,628		2,582,768
Linda E. McMahon	558,176,315		2,583,081
Lowell P. Weicker, Jr.	556,927,035		3,832,361
David Kenin	556,930,222		3,829,174
Joseph Perkins	557,004,348		3,755,048
Michael B. Solomon	556,927,017		3,832,379
Philip B. Livingston	556,888,503		3,870,893

On September 19, 2003, Robert Bowman was named as a member of the Board of Directors of the Company. Mr. Bowman was also named Chairman of the Audit Committee.

(b)	The approval of the Company’s Management Bonus Plan:

	Votes

For	Against	Abstain

559,973,389	772,651	13,352

(c)	The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending April 30, 2004:

	Votes

For	Against	Abstain

555,652,211	5,092,576	14,609

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

31.1     Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2     Certification by Philip B. Livingston pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1     Certification by Linda E. McMahon and Philip B. Livingston pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

(b.) Reports on Form 8-K

            The registrant filed a report on Form 8-K dated June 12, 2003 under Item 5, Other Events.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: November 21, 2003	By:	/s/ PHILIP B. LIVINGSTON

Philip B. Livingston Chief Financial Officer