Form 10-Q
period 2004-01-23
WORLD WRESTLING ENTERTAINMENTINC
filed 2004-03-08
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2004

or

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

At March 1, 2004, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 13,628,839 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 54,780,207.

World Wrestling Entertainment, Inc.

World Wrestling Entertainment, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Net revenues	$79,070	$92,565	$248,176	$268,337
Cost of revenues	44,055	56,711	145,543	175,501
Selling, general and administrative expenses	18,873	24,409	51,635	70,831
Stock compensation costs	1,011	—	1,327	—
Depreciation and amortization	2,942	2,641	8,538	6,731

Operating income	12,189	8,804	41,133	15,274
Interest expense	192	195	585	574
Interest income	1,581	833	4,470	1,266
Other income (expense), net	722	30	1,013	(12)

Income before income taxes	14,300	9,472	46,031	15,954
Provision for income taxes	5,372	3,484	17,411	5,851

Income from continuing operations	8,928	5,988	28,620	10,103
(Loss) income from discontinued operations	(76)	(21,988)	32	(25,178)

Net income (loss)	$8,852	$(16,000)	$28,652	$(15,075)

Earnings (loss) per share - Basic and Diluted:
Continuing operations	$0.13	$0.09	$0.42	$0.14

Discontinued operations	—	$(0.31)	—	$(0.36)

Net income (loss)	$0.13	$(0.23)	$0.42	$(0.21)

Weighted average common and common equivalent shares:
Basic	68,394,341	70,407,085	68,602,818	70,633,799

Diluted	68,767,927	70,407,085	68,822,331	70,633,799

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)

	As of January 23, 2004	As of April 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,136	$128,473
Short-term investments	202,552	142,641
Accounts receivable, net	39,048	49,729
Inventory, net	999	839
Prepaid expenses and other current assets	19,065	18,443
Assets of discontinued operations	20,844	21,129

Total current assets	346,644	361,254
PROPERTY AND EQUIPMENT - NET	74,895	59,325
INTANGIBLE ASSETS - NET	12,735	12,055
OTHER ASSETS	4,890	4,623

TOTAL ASSETS	$439,164	$437,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$821	$777
Accounts payable	15,771	14,188
Accrued expenses and other liabilities	41,232	34,991
Deferred income	20,496	24,662
Liabilities of discontinued operations	8,867	11,554

Total current liabilities	87,187	86,172
LONG-TERM DEBT	8,506	9,126
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	136	182
Class B common stock	548	548
Treasury stock	—	(30,569)
Additional paid-in capital	248,143	297,315
Accumulated other comprehensive (loss) income	(30)	243
Retained earnings	94,674	74,240

Total stockholders’ equity	343,471	341,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,164	$437,257

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended

	January 23, 2004	January 24, 2003

OPERATING ACTIVITIES:
NET INCOME (LOSS)	$28,652	$(15,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(32)	25,178
Depreciation and amortization	8,538	6,731
Amortization of warrants	(836)	(952)
Non-cash stock compensation costs	469	—
Unrealized gain on value of warrants	(422)	—
Net (recoveries) provision for doubtful accounts	(1,994)	1,353
Provision for inventory obsolescence	19	618
Changes in assets and liabilities:
Accounts receivable	12,675	10,806
Inventory	(179)	(314)
Prepaid expenses and other assets	1,628	(2,688)
Accounts payable	1,583	(4,562)
Accrued expenses and other liabilities	6,530	200
Deferred income	(4,969)	2,732

Net cash provided by continuing operations	51,662	24,027
Net cash used in discontinued operations	(2,370)	(7,842)

Net cash provided by operating activities	49,292	16,185

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,485)	(8,885)
Buyout of corporate aircraft lease	(20,122)	—
Purchase of other assets	(1,641)	—
(Purchase) sale of short-term investments, net	(60,470)	93,124

Net cash (used in) provided by continuing operations	(85,718)	84,239
Net cash used in discontinued operations	—	(2,344)

Net cash (used in) provided by investing activities	(85,718)	81,895

FINANCING ACTIVITIES:
Repayment of long-term debt	(576)	(444)
Stock repurchase, net	(19,182)	(29,477)
Dividends paid	(8,218)	—
Net proceeds from exercise of stock options	65	405

Net cash used in continuing operations	(27,911)	(29,516)
Net cash provided by discontinued operations	—	322

Net cash used in financing activities	(27,911)	(29,194)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(64,337)	68,886
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	128,473	86,397

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,136	$155,283

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$9,631	$3,369
Cash paid during the period for interest	585	574
SUPPLEMENTAL NON-CASH INVESTING ACTIVITY
Receipt of warrants	$1,638	—

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statement of  Stockholders’ Equity and Comprehensive (Loss) Income
(dollars and shares in thousands)
(Unaudited)

	Common Stock

	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

Balance, May 1, 2003	70,416	$730	$(30,569)	$297,315	$243	$74,240	$341,959
Comprehensive income:
Translation adjustment		—	—	—	130	—	130
Unrealized holding loss, net of tax		—	—	—	(405)	—	(405)
Net income		—	—	—	—	28,652	28,652

Total comprehensive income							28,377

Dividends paid						(8,218)	(8,218)
Stock compensation costs		—	—	469	—	—	469
Exercise of stock options	5			65			65
Tax benefit of stock options					2		2
Stock repurchase	—	—	(19,246)	—	—	—	(19,246)
Retirement of treasury stock	(2,034)	(46)	49,712	(49,666)	—	—	—
Sale of stock –employee stock purchase plan	21	—	103	(40)	—	—	63

Balance, January 23, 2004	68,408	$684	$—	$248,143	$(30)	$94,674	$343,471

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the year ended April 30, 2003.

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

Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three and nine months ended January 23, 2004 and January 24, 2003 would have been impacted as shown in the following table:

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

		Three months ended		Nine months ended

		January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Reported income from continuing operations		$8,928	$5,988	$28,620	$10,103
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	626	—	822	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,034)	(772)	(2,552)	(2,916)

Pro forma income from continuing operations		$8,520	$5,216	$26,890	$7,187

Reported basic and diluted earnings from continuing operations per common share		$0.13	$0.09	$0.42	$0.14

Pro forma basic and diluted earnings from continuing operations per common share		$0.12	$0.07	$0.39	$0.10

In accordance with SFAS No. 123, the weighted average fair value of stock options granted to employees was based on a theoretical statistical model using assumptions.  In actuality, because our stock options are not traded on any exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in market price of our common stock relative to the respective dates of the option grants.

Equity Transactions

Commencing in July 2003, we paid a quarterly dividend of $0.04 per share, totaling $8,218 on all Class A and Class B common shares.

In June 2003, we purchased, using our available cash on hand, approximately 2.0 million shares of our common stock from Viacom, Inc. for approximately $19,246, which was a slight discount to the then market value of our common stock. This transaction did not affect other aspects of our strategic alliance with Viacom.  In October 2003, we retired all of our treasury shares.

In June 2003, we granted 792,500 options at an exercise price of $9.60 and granted 178,000 restricted stock units at an average price per share of $9.60.  Such issuances were granted to officers and employees under our 1999 Long-Term Incentive Plan.  Total compensation costs related to the grant of restricted stock units, based on the estimated value of the units on the grant date, is $1,709 and will be amortized over the vesting period, which is seven years, unless EBITDA of $65,000 is met for any fiscal year during the vesting period.  In that event, the unvested restricted stock units immediately vest and accordingly, the unamortized balance at that date would be expensed.

During the third quarter of fiscal 2004, we completed an exchange offer that gave all active employees and independent contractors who held options with a grant price of $17 or higher the ability to exchange options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average stock price of $13.28 per share, during the offer period.  Overall, 4.2 million options were eligible for the offer, of which 4.1 million were exchanged for either cash or restricted stock units.  In exchange for the options tendered, we granted an aggregate of 591,416 restricted stock units and made cash payments in the

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

aggregate amount of approximately $900, which will result in a total compensation charge of approximately $6,700, of which the cash payment of $800 to employees was recorded in our third fiscal quarter ended January 23, 2004, and the portion related to the grant of the restricted stock units to employees will be recorded over the 24 month vesting period.

As a result, the compensation charge related to this grant of restricted stock units will be recorded as follows: approximately $100 was recorded in the third quarter ended January 23, 2004, $1,900 in our fourth quarter of fiscal 2004, approximately $3,600 in fiscal 2005, and approximately $1,100 in fiscal 2006. As of January 23, 2004 , after the exchange offer, there were approximately 3.1 million options outstanding at an average exercise price of $12.60 of which 1.5 million were vested.  In addition, 0.8 million restricted stock units were outstanding, of which none were vested.

Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Mr. Vincent McMahon, can effectively exercise control over our affairs and his interests could conflict with the holders of our Class A common stock.

3.    Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Nine months ended

	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Weighted average number of common shares outstanding:
Basic	68,394,341	70,407,085	68,602,818	70,633,799
Diluted	68,767,927	70,407,085	68,822,331	70,633,799
Dilutive effect of outstanding options and restricted stock units	373,586	—	219,513	—
Anti-dilutive outstanding options, end of period	417,700	7,248,925	417,700	7,248,925

4.    Segment Information

Our operations are conducted within two reportable segments: live and televised entertainment and branded merchandise.  The live and televised entertainment segment consists of live events and television programming.  Our branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos.  The results of operations for The World are not included in the segment reporting as they are classified as discontinued operations in our consolidated financial statements.  We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below.  Included in corporate overhead for the nine months ended January 23, 2004 was a favorable settlement of litigation of $5,885.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $11,516 and $43,638 for the three and nine months ended January 23, 2004, respectively, and approximately $15,925 and $39,425 for the three and nine months ended January 24, 2003, respectively.  Unallocated assets consist primarily of cash, investments and real property.

	Three months ended		Nine months ended

	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Net Revenues:
Live and televised entertainment	$55,631	$71,015	$195,073	$209,483
Branded merchandise	23,439	21,550	53,103	58,854

Total net revenues	$79,070	$92,565	$248,176	$268,337

Depreciation and Amortization:
Live and televised entertainment	$1,072	$962	$3,158	$2,630
Branded merchandise	694	462	2,002	1,210
Corporate	1,176	1,217	3,378	2,891

Total depreciation and amortization	$2,942	$2,641	$8,538	$6,731

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended

	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Operating Income
Live and televised entertainment	$18,741	$21,960	$66,521	$57,850
Branded merchandise	10,572	7,802	18,797	16,466
Corporate	(17,124)	(20,958)	(44,185)	(59,042)

Total operating income	$12,189	$8,804	$41,133	$15,274

	As of

	January 23, 2004	April 30, 2003

Assets:
Live and televised entertainment	$61,899	$73,727
Branded merchandise	16,160	17,395
Unallocated (1)	361,105	346,135

Total assets	$439,164	$437,257

(1) – Includes assets of discontinued operations of $20,844 and $21,129 as of January 23, 2004 and April 30, 2003, respectively.

5.    Property and Equipment

Property and equipment consisted of the following:

	As of

	January 23, 2004	April 30, 2003

Land, buildings and improvements	$50,292	$51,009
Equipment	61,120	40,374
Vehicles	639	639
Property under capital lease	1,056	1,056

	113,107	93,078
Less accumulated depreciation and amortization	38,212	33,753

Total	$74,895	$59,325

In January 2004, we paid $20,100 to an unrelated, third party lessor to pay off a lease on our corporate jet.  The jet was acquired under an operating lease in 2000.  The transaction was accounted for as a capital acquisition in the current period.  The purchase price of the aircraft, net of a $9,500 estimated residual value, will be depreciated on a straight-line basis over a 10 year period.

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Depreciation and amortization expense for property and equipment was $2,550 and $7,508 for the three and nine months ended January 23, 2004, respectively, and $2,641 and $6,731 for the three and nine months ended January 24, 2003, respectively.

6.    Intangible Assets

Intangible assets consisted of the following:

	As of January 23, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Film libraries	$4,710	$(1,030)	$3,680
Unamortized intangible assets:
Trademarks	9,055	—	9,055

	$13,765	$(1,030)	$12,735

	As of April 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Film libraries	$3,000	$—	$3,000
Unamortized intangible assets:
Trademarks	9,055	—	9,055

	$12,055	$—	$12,055

For the three and nine months ended January 23, 2004, amortization expense was $392 and $1,030, respectively.

Estimated amortization expense for each of the fiscal years ending is as follows:

April 30, 2004	$1,424
April 30, 2005	1,569
April 30, 2006	1,569
April 30, 2007	148

$4,710

7.    Investments

Short-term investments consisted of the following as of January 23, 2004 and April 30, 2003:

	January 23, 2004

	Amortized Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$157,108	$(412)	$156,696
United States Treasury Notes	45,856	—	45,856

Total	$202,964	$(412)	$202,552

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	Cost	April 30, 2003 Unrealized Holding Gain	Fair Value

Government obligations	$63,755	$—	$63,755
Corporate obligations and other	38,711	—	38,711
Fixed-income mutual funds	40,027	148	40,175

Total	$142,493	$148	$142,641

In addition to the short-term investments above, we have warrants that we received from certain publicly traded companies with whom we have licensing agreements.  These warrants were initially recorded at their fair market value of $1,638 on the date received using the Black Sholes option pricing model with offsetting deferred revenues.  This deferred revenue is amortized into operating income over the life of the respective underlying licensing agreements using the straight line method.  We have recorded approximately $423 in mark to market adjustments using the Black Sholes model, taking into account the most current market assumptions.  This amount was included in Other income, net for the three and nine months ended January 23, 2004.

8.    Commitments and Contingencies

Television programming agreements

Our contract with UPN was renewed in October 2003 with modified terms.  Under the provisions of this new contract, we do not sell the advertising inventory, but rather receive a fixed rights fee for the program and a share of all advertising revenue sold by UPN in excess of a certain contractual amount.  Under our former agreement with UPN, we sold almost the entire advertising inventory related to our SmackDown! programming.  UPN participated in this revenue to the extent of the greater of a contractual percentage or a minimum guaranteed amount.  The impact of this change on our consolidated financial statements is a reduction in advertising revenues which was offset by an increase in television rights fees and the elimination of the participation costs to UPN. Although there should be no material effect on our net income relative to this change in terms, it should result in a favorable impact to our profit margins in future periods.

Legal Proceedings

World Wide Fund for Nature

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.  We cannot quantify the potential impact that an unfavorable outcome of the Fund’s damage claim could have on our financial condition, results of operations or liquidity, if such a claim ever were to be presented, but based solely on the Fund’s unsubstantiated informal assertions, it could be material.

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

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

In the Court’s opinion, the sanctions awarded were proper because the plaintiff had admitted to a wide range of litigation misconduct committed by its principal and owner, Stanley Shenker, including giving perjured deposition testimony, providing perjured interrogatory answers, fabricating evidence after instituting this action, facilitating the destruction of evidence after instituting this action, concealing evidence, and conspiring with Mr. James Bell, our former Senior Vice President of Licensing and Merchandising, to engage in other litigation misconduct.  Finally, the Court indicated it would consider an award of counsel fees for expenses directly incurred as a result of the sanctionable conduct of Stanley Shenker & Associates, Inc. upon the conclusion of the damages hearing currently scheduled for September 2004.  On November 5, 2003, the plaintiff filed a motion to reconsider the Court’s Order dismissing all of its claims and granting a default judgment in favor of us.  This motion to reconsider was denied on November 20, 2003.  The plaintiff has sought permission to file a renewed motion for reconsideration, which must be filed shortly.  While we believe that the decision against Stanley Shenker & Associates was correct, it has the right to appeal.  Assuming the decision stands, we will reverse an accrued commission expense to selling, general and administrative expenses currently in the amount of approximately $7.8 million.

The Court also directed us to file a report with the Court on the discovery we need to prove the damages associated with our counterclaims, which we have done.  On December 11, 2003, the parties entered into a stipulation regarding our application for prejudgment remedies permitting WWE to attach assets up to $5.0 million against Stanley Shenker & Associates and up to $850,000 against James Bell and Bell Licensing LLC.  On January 31, 2004, we began to attach assets of Stanley Shenker & Associates and, thereafter, assets of James Bell and Bell Licensing LLC as well.

We are continuing our legal action against Mr. Bell with respect to irregularities in the licensing program during his tenure with us, which came to light as a result of discovery in the Shenker litigation.  We have filed a motion for sanctions based on Mr. Bell’s discovery misconduct.

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

IPO Class Action

Reference is made to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.  Subsequently, the class plaintiffs and the issuer defendants, including our officers named in the suit and us have reached an agreement in principle for the settlement of all claims.  To that end, a memorandum of understanding concerning the terms of the settlement (the “MOU”) was circulated for approval among all issuer defendants.  While we strongly deny all allegations, we approved the MOU, subject to certain conditions, including, specifically, approval of the settlement as reflected in the MOU by our primary insurer.  It is our understanding that the significant majority of issuer defendants have approved the MOU as well.  We expect the settlement process will move forward toward the execution of a definitive settlement agreement; however no assurances can be given in this regard.  If a settlement is consummated on the terms set forth in the MOU, we believe it will not have a material adverse effect on our financial condition or results of operations.

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings.

9.    Discontinued operations

During fiscal 2003, as a result of continued losses, we closed the restaurant and retail operations of The World. As a result, we recorded a charge of approximately $12,100 ($8,900, after tax) related to The World’s shutdown, the majority of which represented the present value of our obligations under the facility’s lease, less estimated sublease rental income over the lease term.  As of April 30, 2003, we had a remaining accrual balance of approximately $10,300 relating to the shutdown.  Included in the $10,300 was approximately $9,900 of accrued rent and other related costs and approximately $400 for severance related costs.  The accrual for rent and other related costs assumed no sub-rental income for fiscal 2004 and assumed 75% sub-rental income for fiscal years 2005 through the end of the lease term, which is October 31, 2017.

The following table presents the activity in the accruals relating to the shutdown of The World during the nine months ended January 23, 2004:

	Accrued Rent and Other Related Costs	Accrued Severance and Other Related Costs	Total

Balance as of April 30, 2003	$9,900	$400	$10,300
Amount paid during the nine months ended January 23, 2004	$2,000	$300	$2,300

Balance as of January 23, 2004	$7,900	$100	$8,000

Although we are actively seeking to sub-let the property, we have not found a tenant as of March 4, 2004.  In accordance with paragraph 6 of SFAS No. 146, our assumptions relating to the sub-rental income and the related rent accrual will continue to be monitored and adjusted accordingly.

In early May 2001, we formalized our decision to discontinue operations of the XFL. The results of The World business and the assets and liabilities of The World and the XFL have been classified as discontinued operations in our consolidated financial statements and are summarized as follows :

	Three months ended		Nine months ended

	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Discontinued operations:
Loss (income) from The World operations, net of a tax benefit of $33 and tax expense of $17 for the three and nine months ended January 23, 2004, respectively and net of tax benefits of $13,476 and $15,432 for the three and nine months ended January 24, 2003, respectively.	$(76)	$(21,988)	$32	$(25,178)

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of

	January 23, 2004	April 30, 2003

Assets:
Cash	$910	$1,185
Accounts receivable	—	5
Income tax receivable	5,347	5,343
Prepaid expenses	90	94
Inventory	60	65
Deferred income taxes, net of valuation allowance of $1,350	14,437	14,437

Total Assets	$20,844	$21,129

Liabilities:
Accounts payable	$—	$19
Accrued expenses	8,915	11,561
Due to World Wresting Entertainment, Inc.	240	262
Minority Interest	(288)	(288)

Total Liabilities	$8,867	$11,554

Included in income from discontinued operations for the nine months ended January 23, 2004 was $689 of expense recoveries.  Assets of the discontinued operations are stated at their estimated net realizable value.

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

Results of Operations

Third Quarter Ended January 23, 2004 compared to Third Quarter Ended January 24, 2003
(Dollars in millions, except as noted)

	January 23, 2004	January 24, 2003	better (worse)

Net Revenues
Live and televised	$55.6	$71.0	(22)%
Branded merchandise	23.5	21.6	9%

Total	$79.1	$92.6	(15)%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

	January 23, 2004	January 24, 2003	better (worse)

Live & Televised Revenues
Live events	$11.7	$16.0	(27)%
Number of events	74	79	(6)%
Average attendance	4,140	4,730	(12)%
Average ticket price (dollars)	$37.91	$41.71	(9)%

Pay-per-view	$13.2	$21.2	(38)%
Number of buys from domestic pay-per-view events	783,100	1,303,400	(40)%

Advertising	$11.7	$17.5	(33)%
Average weekly household ratings for RAW	3.6	3.5	3%
Average weekly household ratings for SmackDown!	3.4	3.4	—
Sponsorship revenues	$1.9	$2.2	(14)%

Television rights fees:
Domestic	$13.4	$11.2	20%
International	$5.6	$5.0	12%

The decline in live events revenue of $4.3 million was due to a decrease in total attendance coupled with a lower average ticket price.  The decrease in total attendance accounted for $2.8 million of the decrease in event revenues and was a result of a decreased number of events held in the current quarter and a decline in the average attendance.  The lower average ticket price at these events accounted for approximately $1.2 million of the decline in event revenues.  There were only three international events this period as compared to seven in the prior year period.  The average ticket price at international events is typically almost double the average ticket price at our domestic events.  We anticipate holding twelve international events for the fourth quarter of fiscal 2004 as compared to the five international events held in the fourth quarter of fiscal 2003.

Of the $8.0 million decrease in pay-per-view revenues, approximately $6.8 million of the variance was due to the fact that during the current fiscal quarter we aired only two pay-per-view events as compared to three in the year-ago quarter.  Revenues for our January 25, 2004 pay-per-view event, Royal Rumble, will be recorded in our fiscal fourth quarter.  We will produce 12 pay-per-view events in fiscal 2004, consistent with recent years.

The decline in advertising revenues was due to our new agreement with UPN which began in October 2003.  On that date, UPN began to sell all advertising inventory and pay us a rights fee.

The increase in domestic television rights fees was due to the rights fees related to our new agreement with UPN.  This increase was offset partially by amounts included in the prior year quarter related to rights fees for our former Tough Enough series that aired on MTV which accounted for approximately $0.6 million, executive producer fees for a motion picture which accounted for approximately $0.9 million and rights fees related to one additional special which accounted for approximately $0.5 million.

The following chart reflects comparative revenues and certain drivers for each of the businesses within our branded merchandise segment:

	January 23, 2004	January 24, 2003	better (worse)

Branded Merchandise Revenues
Licensing	$10.9	$8.4	30%
Merchandise	$4.3	$5.0	(14%)
Per capita spending (dollars)	$8.56	$7.92	8%
Publishing	$3.0	$4.0	(25)%
Net units sold	1,113,700	1,753,100	(36)%
Home video	$3.7	$2.7	37%
Net units sold:
DVD	361,100	227,500	59%
VHS	32,900	76,800	(57)%

Total	394,000	304,300	29%
Internet Advertising	$1.2	$1.3	(8)%
Other	$0.4	$0.2	(100)%

The increase in licensing revenues was due primarily to book publishing revenues.

The decrease in merchandise revenues was due to lower revenues of $0.7 million attributable to the change that occurred in fiscal 2004 from the direct sale of merchandise to a licensing arrangement for merchandise sold at our Canadian and International live events.

The decrease in publishing revenues was due to a $0.7 million decrease in newsstand units sold and a $0.3 million decrease in subscription units sold for our RAW and SmackDown! branded magazines.

Home video revenues increased by $1.0 million primarily due to a 30% increase in units sold coupled with a 19% increase in the average price for these units.  The increase in units sold and average price is due to the success of a recent three DVD set titled The Ultimate Ric Flair Collection, which sold approximately 89,000 units during the quarter, as well as from the continued shift in platform from VHS to DVD, which sells for a higher price per unit.

	January 23, 2004	January 24, 2003	better (worse)

Cost of Revenues
Live & televised	$33.3	$44.9	26%
Branded merchandise	10.8	11.8	8%

Total	$44.1	$56.7	22%

Profit contribution margin	44%	39%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

	January 23, 2004	January 24, 2003	better (worse)

Cost of Revenues-Live & Televised
Live events	$9.7	$13.5	28%
Pay-per-view	$4.9	$8.3	41%
Advertising	$3.7	$7.4	50%
Television production costs	$12.6	$12.6	—
Other	$2.4	$3.1	23%

Profit contribution margin was approximately 40% for the quarter ended January 23, 2004 and 37% for the quarter ended January 24, 2003.  The profit margin for the current period was favorably impacted by the change in our UPN agreement, which was renewed in October 2003 with modified terms.  Under the provisions of this new contract, we do not sell the advertising inventory, but rather receive a fixed rights fee for the program and a share of all advertising revenue sold by UPN in excess of a certain contractual amount.  Under our former agreement with UPN, we sold almost the entire advertising inventory related to our SmackDown! programming.  UPN participated in this revenue to the extent of the greater of a contractual percentage or a minimum guaranteed amount.  The impact of this change on our consolidated financial statements is a reduction in advertising revenues which was offset by an increase in television rights fees and the elimination of the participation costs to UPN. Although there should be no material effect on our net income relative to this change in terms, it should result in a favorable impact to our profit margins in future periods.

The following chart reflects comparative cost of revenues for each of the businesses within our branded merchandise segment:

	January 23, 2004	January 24, 2003	better (worse)

Cost of Revenues — Branded Merchandise
Licensing	$2.7	$2.8	4%
Merchandise	$3.3	$4.3	23%
Publishing	$2.1	$2.3	9%
Home video	$1.9	$1.5	(27)%
Digital media	$0.7	$0.8	13%
Other	$0.1	$0.1	—

Profit contribution margin was approximately 54% for the quarter ended January 23, 2004 and 45% for the quarter ended January 24, 2003, the increase due to higher licensing margins.  The increase in our licensing margin was due to the mix of products sold during the quarter that resulted in a higher percentage of non-royalty bearing revenues in the current quarter as compared to the prior year quarter.

	January 23, 2004	January 24, 2003	better (worse)

Selling, general and administrative expenses	$18.9	$24.4	23%

The following chart reflects the amounts and percent change of certain significant overhead items:

	January 23, 2004	January 24, 2003	better (worse)

Staff related expenses	$10.9	$8.8	(24)%
Legal and other fees	3.4	5.8	41%
Offer to settle litigation	—	1.5	100%
Advertising and promotion expenses	0.8	1.2	33%
All other	3.8	7.1	46%

Total SG&A	$18.9	$24.4	23%

SG&A as a percentage of net revenues	24%	26%

The increase in staff related expenses primarily reflects an accrual related to incentive compensation. No accrual was made in the prior year as incentive compensation is tied to the Company’s performance as compared to the budget.  Included in all other in fiscal 2003 was $0.7 million for the termination of a lease for office space and $0.8 million related to reserves recorded for certain pay-per-view providers.  SG&A expenses were down across all areas reflecting the continued benefits of our cost-cutting measures.

	January 23, 2004	January 24, 2003

Stock compensation costs	$1.0	$—

Stock compensation costs were $1.0 million for the current quarter.  During the third quarter, we completed an exchange offer that gave all active employees and independent contractors who held options with a grant price of $17 or higher the ability to exchange options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average price of $13.28 per share, during the offering period.  Overall, 4.2 million options were eligible for the offer, of which 4.1 million were exchanged for either cash or restricted stock units.  In exchange for the options tendered, we granted an aggregate of 591,416 restricted stock units and made cash payments in the aggregate amount of approximately $0.9 million, which will result in a total compensation charge of approximately $6.7 million, of which the cash payment of $0.8 million to employees was recorded in our third fiscal quarter ended January 23, 2004, and the portion related to the grant of the restricted stock units to employees will be recorded over the 24 month vesting period.  As a result, the compensation charge related to the grant of restricted stock units will be recorded as follows: $0.1 million was recorded in the third quarter ended January 23, 2004, approximately $1.9 million in our fourth quarter of fiscal 2004, approximately $3.6 million in fiscal 2005 and approximately $1.1 million in fiscal 2006.

In June 2003, we granted 792,500 options at an exercise price of $9.60 per share and granted 178,000 restricted stock units at an average price per share of $9.60.  Such issuances were granted to officers and employees under our 1999 Long-Term Incentive Plan.  Total compensation costs related to the grant of restricted stock units, based on the estimated value of the units on the grant date, is $1.7 million and will be amortized over the vesting period, which is seven years, unless EBITDA of $65.0 million is met for any fiscal year during the vesting period.  In that event, the unvested restricted stock units immediately vest and accordingly, the unamortized balance at that date would be expensed.

	January 23, 2004	January 24, 2003	better (worse)

Depreciation and amortization	$2.9	$2.6	(12)%

The increase primarily reflects amortization related to our recently acquired film libraries.  In January 2004, we paid $20.1 million to pay off a lease on our corporate aircraft from cash on hand. The purchase price of the aircraft, net of a $9.5 million estimated residual value, will be depreciated on a straight-line basis over a 10 year period commencing in February 2004.  As a result of this purchase, quarterly depreciation expense will increase by $0.3 million. We believe this transaction will result in a reduction in our net financing costs.

	January 23, 2004	January 24, 2003	better (worse)

Interest income and other, net	$2.1	$0.7	200%

The increase reflects a higher overall rate of return on our investments in the current quarter, and to a lesser extent, a $0.4 million unrealized holding gain resulting from the revaluation of warrants received from two of our licensees using the Black Sholes model, taking into account the most current market assumptions.

	January 23, 2004	January 24, 2003

Provision for income taxes
Provision for income taxes	$5.4	$3.5
Effective tax rate	38%	38%

Discontinued operations — The World.In fiscal 2003, we closed the operations of our entertainment complex, The World.  As a result, the operations of The World have been reflected in discontinued operations.  Loss from discontinued operations of The World, net of taxes, was $0.1 million for the three months ended January 23, 2004, as compared to a loss from discontinued operations, net of taxes, of $22.0 million for the three months ended January 24, 2003.  The shutdown charge of $8.9 million recorded in our fiscal year ended April 30, 2003 in accordance with SFAS No. 146 assumed no sub-let income for fiscal 2004 and assumed 75% sub-rental income for fiscal years 2005 through the end of the lease term, which is October 31, 2017.  Although we are actively seeking to sub-let the property, we have not found a tenant as of March 4, 2004.  In accordance with paragraph 6 of SFAS No. 146, our assumptions relating to the sub-rental income and the related rent accrual will continue to be monitored and adjusted accordingly.  Rental payments for fiscal 2005, assuming no sub-let rental income, would be approximately $2.7 million.

Nine Months Ended January 23, 2004 compared to Nine Months Ended January 24, 2003
(Dollars in millions, except as noted)

	January 23, 2004	January 24, 2003	better (worse)

Net Revenues
Live & televised	$195.1	$209.4	(7)%
Branded merchandise	53.1	58.9	(10)%

Total	$248.2	$268.3	(7)%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

	January 23, 2004	January 24, 2003	better (worse)

Live & Televised Revenues
Live events	$47.4	$53.2	(11)%
Number of events	242	253	(4)%
Average attendance	4,830	5,230	(8)%
Average ticket price (dollars)	$39.87	$39.35	1%
Pay-per-view	$51.7	$59.3	(13)%
Number of buys from domestic pay-per-view events.	3,202,100	3,559,300	(10)%
Advertising	$45.9	$53.9	(15)%
Average weekly household ratings for RAW	3.7	3.7	—
Average weekly household ratings for SmackDown!	3.4	3.4	—
Sponsorship revenues	$4.8	$6.6	(27)%
Television rights fees:
Domestic	$33.3	$28.9	15%
International	$16.8	$14.0	20%

Of the $7.6 million decrease in pay-per-view revenues, approximately $6.8 million of the variance was due to the fact that the current fiscal year to date period reflects eight pay-per-view events as compared to nine pay-per-view events in the prior year. Revenues for our January 25, 2004 pay-per-view event, Royal Rumble, will be recorded in our fiscal fourth quarter.  We will produce 12 pay-per-view events in fiscal 2004, consistent with recent years.

The decline in advertising revenues was due to our new agreement with UPN which began in October 2003.  On that date, UPN began to sell all advertising inventory and pay us a rights fee.

The increase in domestic television rights fees was primarily due to rights fees received in connection with our new agreement with UPN.  This increase was offset partially by $1.0 million for rights fees related to our former Tough Enough series that aired on MTV during the prior year period and by $1.0 million related to two additional specials that aired in the prior year period.

The following chart reflects comparative revenues and certain drivers for each of the businesses within our branded merchandise segment:

	January 23, 2004	January 24, 2003	better (worse)

Branded Merchandise Revenues
Licensing	$18.1	$16.8	8%
Merchandise	$12.8	$16.6	(23)%
Per capita spending (dollars)	$8.37	$8.52	(2)%
Publishing	$7.6	$10.9	(30)%
Net units sold	3,194,500	4,827,200	(34)%
Home video	$10.3	$10.7	(4)%
Net units sold:
DVD	831,700	765,000	9%
VHS	159,100	400,300	(60)%

Total	990,800	1,165,300	(15)%

Internet Advertising	$3.8	$3.4	12%
Other	$0.5	$0.5	—

Of the $3.8 million decrease in merchandise revenues, $1.7 million was due to the change that occurred in fiscal 2004 from the direct sale of merchandise to a licensing arrangement for merchandise sold at our Canadian and International live events. In addition, $1.3 million was due to lower domestic event sales resulting from lower average attendance at our live events and the lower number of events held to date.

Of the $3.3 million decrease in publishing revenues, $1.3 million was due to a decrease in the number of special magazines published in the current year as compared to the prior year period, $1.1 million was from a decrease in newsstand units sold and $0.8 million was from a decrease in subscription units sold for our RAW and SmackDown! branded magazines.

Although the total units sold of our home videos has decreased from the prior year primarily due to a court ordered injunction prohibiting the sale of such titles containing our former logo, the resulting revenue decrease was partially offset by the continued shift in platform from VHS to DVD, which sells for a higher price per unit, as well as the success of a recent three DVD set titled The Ultimate Ric Flair Collection, which sold approximately 89,000 units during the third fiscal quarter.

	January 23, 2004	January 24, 2003	better (worse)

Cost of Revenues
Live & televised	$117.4	$139.5	16%
Branded merchandise	28.1	36.0	22%

Total	$145.5	$175.5	17%

Profit contribution margin	41%	35%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

	January 23, 2004	January 24, 2003	better (worse)

Cost of Revenues-Live & Televised
Live events	$36.7	$42.9	14%
Pay-per-view	$18.8	$23.4	20%
Advertising	$17.9	$27.4	35%
Television production costs	$36.4	$36.9	1%
Other	$7.6	$8.9	15%

Profit contribution margin was approximately 40% for the nine months ended January 23, 2004 as compared to 33% for the nine months ended January 23, 2003. The profit margin for the current period was favorably impacted by the change in our UPN agreement, which was renewed in October 2003 with modified terms.  Under the provisions of this new contract, we do not sell the advertising inventory, but rather receive a fixed rights fee for the program and a share of all advertising revenue sold by UPN in excess of a certain contractual amount.  Under our former agreement with UPN, we sold almost the entire advertising inventory related to our SmackDown! programming.  UPN participated in this revenue to the extent of the greater of a contractual percentage or a minimum guaranteed amount.  The impact of this change on our consolidated financial statements is a reduction in advertising revenues which was offset by an increase in television rights fees and the elimination of the participation costs to UPN. Although there should be no material effect on our net income relative to this change in terms, it should result in a favorable impact to our profit margins in future periods. Included in the prior year advertising cost of revenues was $3.5 million related to the unfavorable settlement of litigation.  Absent this $3.5 million cost, the prior year margin was 35%.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

	January 23, 2004	January 24, 2003	better (worse)

Cost of Revenues — Branded Merchandise
Licensing	$4.9	$5.6	13%
Merchandise	$10.3	$15.3	33%
Publishing	$5.3	$6.8	22%
Home video	$4.9	$5.5	11%
Digital media	$2.3	$2.5	8%
Other	$0.4	$0.3	(33)%

Profit contribution margin was approximately 47% for the nine months ended January 23, 2004 as compared to 39% for the nine months ended January 23, 2003, the increase due to higher licensing margins.  The increase in our licensing margin was due to the mix of products sold during the quarter that resulted in a higher percentage of non-royalty bearing revenues in the current period as compared to the prior year period. In addition, licensing revenues have high margins relative to our other branded merchandise businesses and during the current quarter accounted for a higher percentage of branded merchandise revenues as compared to the prior year period.

	January 23, 2004	January 24, 2003	better (worse)

Selling, general and administrative expenses	$51.6	$70.8	27%

The following chart reflects the amounts and percent change of certain significant overhead items:

	January 23, 2004	January 24, 2003	better (worse)

Staff related expenses	$31.6	$26.9	(17)%
Legal and other professional fees	11.7	18.8	38%
Settlement of litigation, net	(5.9)	(1.1)	436%
Advertising and promotion expenses	2.8	7.1	61%
Bad debt expense (recovery), net	(2.0)	1.4	243%
All other	13.4	17.7	24%

Total SG&A	$51.6	$70.8	27%

SG&A as a percentage of net revenues	21%	26%

The increase in staff related expenses primarily reflects an accrual related to incentive compensation.  No accrual was made in the prior year as the incentive compensation is tied to the Company’s performance as compared to the budget. The current period reflects a $5.9 million favorable settlement of litigation and the prior year period reflects the net impact of a $3.5 million favorable settlement of litigation offset partially by a $2.4 million unfavorable settlement of litigation.  The decrease in advertising and promotion expenses was primarily a result of costs incurred in the prior year period related to our advertising campaign associated with our new company name and logo.  The decrease in bad debt expense was a result of a payment received from a pay-per-view service in the current year that was fully reserved for in the prior year.

	January 23, 2004	January 24, 2003

Stock compensation costs
Option exchange program	$0.9	$—
Amortization of costs for restricted stock units granted June 2003	0.4	—

Total stock compensation costs	$1.3	$—

Stock compensation costs were $1.3 million for the first nine months of fiscal 2004.  During the third quarter, we completed an exchange offer that gave all active employees and independent contractors who held options with a grant price of $17 or higher the ability to exchange options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at a 75% of the average price of $13.28 per share, during the offering period.  Overall, 4.2 million options were eligible for the offer, of which 4.1 million were exchanged for either cash or restricted stock units.  In exchange for the options tendered, we granted an aggregate of 591,416 restricted stock units and made cash payments in the aggregate amount of approximately $0.9 million, which will result in a total compensation charge of approximately $6.7 million, of which the cash payment of $0.8 million to employees was recorded in our third fiscal quarter ended January 23, 2004, and the portion related to the grant of the restricted stock units to employees will be recorded over the 24 month vesting period.  As a result, the compensation charge related to the grant of restricted stock units will be recorded as follows: $0.1 million was recorded in the third quarter ended January 23, 2004, approximately $1.9 million in our fourth quarter of fiscal

2004, approximately $3.6 million in fiscal 2005, and approximately $1.1 million in fiscal 2006.

In June 2003, we granted 792,500 options at an exercise price of $9.60 per share and granted 178,000 restricted stock units at an average price per share of $9.60.  Such issuances were granted to officers and employees under our 1999 Long-Term Incentive Plan.  Total compensation costs related to the grant of restricted stock units, based on the estimated value of the units on the grant date, is $1.7 million and will be amortized over the vesting period, which is seven years, unless EBITDA of $65.0 million is met for any fiscal year during the vesting period.  In that event, the unvested restricted stock units immediately vest and accordingly, the unamortized balance at that date would be expensed.

	January 23, 2004	January 24, 2003	better (worse)

Depreciation and amortization	$8.5	$6.7	(27)%

The increase reflects amortization related to our recently acquired film libraries and depreciation associated with our new WWEshopzone.com commerce engine.  In January 2004, we paid $20.1 million to pay off a lease on our corporate aircraft from cash on hand. The purchase price of the aircraft, net of a $9.5 million estimated residual value, will be depreciated on a straight-line basis over a 10 year period.  As a result of this purchase, annual depreciation expense will increase by $1.1 million.  This transaction should result in a reduction in our net financing costs.

	January 23, 2004	January 24, 2003	better (worse)

Interest income and other, net	$4.9	$0.7	600%

The increase reflects a higher overall rate of return on our investments in the current quarter, and to a lesser extent, a $0.4 million unrealized holding gain resulting from the revaluation of warrants received from two of our licensees using the Black Sholes model, taking into account the most current market assumptions.

	January 23, 2004	January 24, 2003

Provision for income taxes
Provision for income taxes	$17.4	$5.9
Effective tax rate	38%	38%

Discontinued operations — The World.In fiscal 2003, we closed the operations of our entertainment complex, The World.  As a result, the operations of The World have been reflected in discontinued operations.  Income from discontinued operations of The World, net of taxes, was approximately $0.1 million for the nine months ended January 23, 2004, as compared to a loss from discontinued operations, net of taxes, of $25.2 million for the nine months ended January 24, 2003.  Included in income from discontinued operations for the nine months ended January 23, 2004 was $0.7 million of expense recoveries.  Included in the loss from discontinued operations for the nine months ended January 24, 2003 was an impairment charge of $32.9 ($20.4 million, net of tax).  The shutdown charge of $8.9 million recorded in our fiscal year ended April 30, 2003 in accordance with SFAS No. 146 assumed no sub-let income for fiscal 2004 and assumed 75% sub-rental income for fiscal years 2005 through the end of the lease term, which is October 31, 2017.  Although we are actively seeking to sub-let the property, we have not found a tenant as of March 4, 2004.  In accordance with paragraph 6 of SFAS No. 146, our assumptions relating to the sub-rental income and the related rent accrual will continue to be monitored and adjusted accordingly.  Rental payments for fiscal 2005, assuming no sub-let rental income, would be approximately $2.7 million.

Liquidity and Capital Resources

Cash flows from operating activities for the nine months ended January 23, 2004 and January 24, 2003 were $49.3 million and $16.2 million, respectively.  Cash flows provided by operating activities from continuing operations were $51.7 million and $24.0 million for the nine months ended January 23, 2004 and January 24, 2003, respectively.  The increase was due primarily to increased operating results in the current period as well as higher interest income earned.  Working capital, consisting of current assets less current liabilities, was $259.5 million as of January 23, 2004 and $275.1 million as of April 30, 2003.

Cash flows used for investing activities were $85.7 million cash flows provided by investing activities were $81.9 million for the nine months ended January 23, 2004 and January 24, 2003, respectively. Capital expenditures for the nine months ended January 23, 2004 were $3.5 million, as compared to $8.9 million for the nine months ended January 24, 2003.  For fiscal 2004, we estimate capital expenditures to be approximately $6.0 million, which includes a conversion of our critical business and financial systems, television equipment and building improvements. During the nine months ended January 23, 2004, we acquired film libraries and certain other assets for approximately $1.6 million.  In January 2004, the Company paid $20.1 million to pay off a lease on our corporate aircraft from cash on hand. The jet was acquired under an operating lease in 2000.  The transaction will be accounted for as a capital acquisition in the current period.  As of February 18, 2004, we had approximately $218.7 million invested in fixed-income mutual funds, which primarily held AAA and AA debt rated instruments and $46.2 million in United States Treasury Notes.  Our investment policy is designed to assume a minimum of credit, interest rate and market risk.

Cash flows used in financing activities for the nine months ended January 23, 2004 were $27.9 million as compared to $29.2 million for the nine months ended January 24, 2003.  In June 2003, we purchased, using our available cash on hand, approximately 2.0 million shares of our common stock from Viacom, Inc. for approximately $19.2 million, which was a slight discount to the then market value of our common stock. This transaction did not affect other aspects of our strategic alliance with Viacom.  We made this repurchase as we believed that it was a sound economic decision and was beneficial to the Company and our stockholders.  In addition, we began paying quarterly dividends during fiscal 2004, which totaled $8.2 million through the third quarter.

We have not entered into any contracts that would require us to make significant guaranteed payments other than those that previously were disclosed in the Liquidity and Capital Resource section of our Annual Report on Form 10-K for our fiscal year ended April 30, 2003.

We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and the payment of dividends.

Application of Critical Accounting Policies

There have been no changes to our accounting policies that previously were disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2003 or in the methodology used in formulating the significant judgments and estimates that affect the application of these policies.  Amounts included in our consolidated balance sheet in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of

	January 23, 2004	April 30, 2003

Pay-per-view accounts receivable	$9.8 million	$24.3 million
Advertising reserve for underdelivery	$5.0 million	$6.9 million
Home video reserve for returns	$3.5 million	$1.5 million
Publishing newsstand reserve for returns	$4.2 million	$5.0 million
Allowance for doubtful accounts	$2.9 million	$5.3 million
Accrued commisions that may be reversed pending the outcome of litigation
– see Note 8 of Notes to Consolidated Financial Statements	$7.8 million	$6.4 million

The decrease in our pay-per-view accounts receivable balance was due to the timing of certain of our pay-per-view events.  As of April 30, 2003, the accounts receivable balance included approximately $10.0 million related to our premier event, Wrestlemania, which took place in March 2003.  In addition, the accounts receivable balance included approximately $5.0 million related to our April 2003 pay-per-view event.  In the current period, our January pay-per-event event did not air during this period and our most recent event in the current period was our December 2003 pay-per-view event.

The decrease in our allowance for doubtful accounts reflects the payment of a previously fully reserved balance from a pay-per-view service during fiscal 2004.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words

“may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements.  The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our story lines and the popularity of our brand of entertainment; (iii) the loss of the creative services of Vincent McMahon could adversely affect our ability to create popular characters and story lines; (iv) our failure to maintain or renew key agreements could adversely  affect our ability to distribute our television and pay-per-view programming, and in this regard, we are currently in negotiations with our two largest domestic pay-per-view distributors, iN DEMAND and DIRECTV, and, if new agreements are not entered into, the agreement with iN DEMAND continues from event to event after March 2004 unless terminated by either party on thirty days notice and the agreement with DIRECTV terminates at the end of March 2004; our primary domestic television distribution agreement with Viacom runs until Fall 2006 for its UPN network and Fall 2005 for its Spike TV network; and our primary television distribution in the UK runs through December 31, 2004; (v) we may not be able to compete effectively with companies providing other forms of entertainment and programming, and many of these competitors have greater financial resources than we; (vi) we may not be able to protect our intellectual property rights which could negatively impact our ability to compete in the sports entertainment market; (vii) general economic conditions or a change in the popularity of our brand of sports entertainment could adversely impact our business; (viii) risks associated with producing live events, both domestically and internationally, including without limitation risks that our insurance may not cover liabilities resulting from accidents or injuries and that we may be prohibited from promoting and conducting live events if we do not comply with applicable regulations; (ix) uncertainties associated with international markets; (x) we could incur substantial liabilities, or be required to conduct certain aspects of our business differently, if pending or future material litigation is resolved unfavorably; (xi) any new or complementary businesses into which we may expand in the future could adversely affect our existing businesses; (xii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock; and (xiii) a substantial number of shares will be eligible for future sale by our current majority stockholder, and the sale of those shares could lower our stock price. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations.  Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

The only derivative instruments that we currently hold are warrants received from certain publicly traded companies with whom we have licensing agreements.  These warrants are included in our financial statements at their net estimated fair value.  Accordingly, we are exposed to market value fluctuations relative to the stock underlying these warrants.  For the three months ended January 23, 2004, the estimated fair value of these warrants increased by $0.4 million to approximately $2.0 million.  We do not utilize derivative instruments for specific purposes or to hedge our exposure to interest rate or foreign currency risks.

Interest Rate Risk

Our investment portfolio currently consists primarily of fixed-income mutual funds and treasury notes, with a strong emphasis placed on preservation of capital. The market value of those securities can fluctuate with market interest rates.  In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than two years.  Due to the nature of our investments and our strategy to minimize market and interest rate risk, our portfolio would not be materially impacted by an adverse movement of interest rates of 1%.

Item 4.  Controls and Procedures

Based on their most recent review, as of January 23, 2004, our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  While we are in the process of formalizing certain of our control procedures, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

10.2B        Second Amendment, dated February 23, 2004, to Employment Agreement with Vincent K. McMahon (filed herewith).  *

10.4A        Amendment, dated February 23, 2004, to Employment Agreement with Linda E. McMahon (filed herewith).  *

31.1        Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2        Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3        Certification by Philip B. Livingston pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1        Certification by Vincent K. McMahon, Linda E. McMahon and Philip B. Livingston pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

(b.) Reports on Form 8-K

                The registrant filed a report on Form 8-K dated November 17, 2003 under Item 7, Financial Statements and Exhibits.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, Inc. (Registrant)

Dated: March 5, 2004	By:	/s/ PHILIP B. LIVINGSTON

Philip B. Livingston Chief Financial Officer