Form 10-K/A
period 2003-04-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2004-04-23
CIK 1091907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).

Yes ☒	No ☐

          Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 13, 2003 was approximately $128,272,325.

          As of June 13, 2003, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 13,602,216 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 54,780,207 shares.

          This Form 10-K/A amends the Registrant’s annual report on Form 10-K for the year ended April 30, 2003 as filed on July 3, 2003 and is being filed to reflect the restatement of the Registrant’s Consolidated Financial Statements included therein due to the accounting related to certain intangible assets and the presentation and inclusion of previously omitted disclosures.  See Note 2 to the Consolidated Financial Statements herein for further discussion of this matter.  Except for Items 6, 7 and 8 of Part II and Item 16 of Part IV no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

TABLE OF CONTENTS

		Page

	PART II

Item 6.	Selected Historical Consolidated Financial and Other Data	1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 8.	Consolidated Financial Statements and Schedule	14

	PART IV

Item 16.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	15

Item 6.  Selected Historical Consolidated Financial and Other Data (Restated)
(dollars in thousands)

Subsequent to the issuance of our financial statements for the year ended April 30, 2003, we determined that certain changes should be made to the accounting related to the March 2001 acquisition of certain assets of World Championship Wrestling, Inc. (“WCW”) and that our financial statements should be restated to reflect such changes.  Specifically, $1,655 capitalized as intangible assets during fiscal 2001 and $4,900 capitalized as intangible assets in fiscal 2002 have now been accounted for as selling, general and administrative expense during those periods.  These costs arose from the termination of certain WCW license and related agreements assumed in the transaction.  In addition, the $2,500 purchase price, which had been classified as an indefinite lived intangible asset and thus not amortized, is now being amortized over an estimated useful life of six years resulting in additional amortization expense of $35, $420 and $420 in fiscal 2001, 2002 and 2003, respectively.

There were no changes to revenues or cost of revenues as a result of this restatement.

We have also changed the presentation of certain other information in our financial statements as follows:  (1) a $1,249 gain on sale of property during fiscal 2001 previously included in “interest income and other, net” has been reclassified as a component of operating income, (2) the cumulative effect of the change in accounting principle of $2,398 included in “interest income and other, net” in fiscal 2002 has been reclassified as a separate line, after “loss from discontinued operations” and before “net (loss) income” and presented net of tax, and (3) interest income and other, net has been reclassified as separate line items for each period presented, instead of being combined as a single line item as previously reported.

The following table sets forth our selected historical consolidated financial data for each of the five fiscal years in the period ended April 30, 2003. The selected historical consolidated financial data as of April 30, 2003 and 2002 and for the fiscal years ended April 30, 2003, 2002 and 2001 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K/A. You should read the selected historical consolidated financial data in conjunction with our historical consolidated financial statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K/A.

	Year Ended April 30,

	2003	2002	2001	2000	1999

	(as restated see Note 2)	(as restated see Note 2)	(as restated see Note 2)
	(dollars in thousands, except per share data)
Operations Data:
Net revenues	$374,264	$409,622	$438,139	$377,899	$250,335
Cost of revenues	237,343	251,124	249,308	219,569	145,887
Selling general and administrative expenses(1)	99,349	103,191	98,141	71,095	45,521
Income from continuing operations before income taxes(2)	26,938	59,733	100,979	74,777	57,973
Income from continuing operations(3)	16,102	37,713	63,478	59,577	56,030
Net (loss) income(4)	$(19,455)	$38,935	$14,939	$58,908	$56,030
Earnings (loss) per share – basic and diluted:
Earnings from continuing operations	$0.22	$0.51	$0.88	$0.95	$0.99
Net (loss) income	$(0.28)	$0.53	$0.21	$0.94	$0.99
Cash Flows Data:
Net (loss) income	$(19,455)	$38,935	$14,939	$58,908	$56,030
Depreciation and amortization	10,965	10,594	4,771	2,544	1,946
Changes in working capital	(3,751)	28,598	(10,594)	(3,157)	(2,297)
Capital expenditures and other investing activities, net (5)	(13,593)	415	(12,749)	(15,068)	(14,634)
Financing activities from continuing operations, net	(29,072)	(1,282)	61,057	110,474	(6,082)

	Year Ended April 30,

	2003	2002	2001	2000	1999

	(as restated see Note 2)	(as restated see Note 2)	(as restated see Note 2)
	(dollars in thousands, except per share data)
Balance Sheets Data (as of period end):
Cash and cash equivalents and short-term investments	$271,114	$293,803	$239,058	$208,992	$45,727
Property and equipment, net	59,325	59,214	54,819	41,484	28,377
Total assets	432,651	491,006	464,135	337,032	130,188
Total debt	9,903	9,903	10,459	11,417	12,791
Total stockholders’ equity	337,353	385,092	346,812	258,537	72,260
Other Non-Financial Data:
Number of live events	327	237	212	206	199
Total attendance	1,815,100	2,032,754	2,449,800	2,485,100	2,273,701
Number of buys from our pay-per-view events	5,378,100	7,135,464	8,010,400	6,884,600	5,365,100

(1)	Included in fiscal 2001 was a $7.0 million ($4.3 million, net of taxes) payment for the settlement of a lawsuit.

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

(3)

Concurrent with the issuance of shares in our initial public offering in October 1999 (the “Offering”), we terminated our election to be subject to the provisions of Subchapter S and have become subject to the provisions of Subchapter C of the United States Internal Revenue Code. The provision for income taxes reflected in our historical consolidated financial statements through the date of our Offering relates only to foreign and certain state income taxes for those states that did not recognize Subchapter S status.

(4)	Included in our net (loss) income was the operating results of our discontinued operations, The World and the XFL and their respective estimated shutdown costs.

(5)	Included in “Capital expenditures and other investing activities, net” are purchases of property and equipment, asset acquisitions and the net proceeds from the sale of investments.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the restated audited consolidated financial statements and related notes included elsewhere in this Form 10-K/A.

We have restated our consolidated financial statements for the periods ended April 30, 2003, 2002 and 2001.  The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.  Refer to Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K/A for further discussion regarding the impact of this restatement.

Background

We are an integrated media and entertainment company principally engaged in the development, production and marketing of television programming and live events and the licensing and sale of branded consumer products featuring our highly successful brands.

          Our operations are organized around two principal activities:

          •  Live and televised entertainment, which consists of live event and television programming. Revenues consist principally of attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

          •  Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include the marketing and sale of merchandise, magazines and home videos, and revenues from consumer products sold through third party licensees.

Fiscal Year Ended April 30, 2003 compared to Fiscal Year Ended April 30, 2002
($ in millions)

Net revenues	2003	2002	better (worse)

Live & Televised	$295.4	$323.5	(9)%
Branded Merchandise	78.9	86.1	(8)%

Total	$374.3	$409.6	(9)%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live & Televised Revenues	2003	2002	better (worse)

Live Events	$72.2	$74.1	(3)%
Number of Events	327	237	38%
Average Attendance	5,551	8,562	(35)%
Average Ticket Price (dollars)	$38.82	$35.69	9%
Pay-Per-View	$91.1	$112.0	(19)%
Number of buys from domestic pay-per-view events	5,378,100	7,135,464	(25)%
Retail Price, excluding WrestleMania	$29.95	$24.95	20%
Advertising	$72.9	$83.6	(13)%
Average weekly household ratings for RAW	3.7	4.6	(20)%
Average weekly household ratings for SmackDown!	3.4	4.0	(15)%
Sponsorship revenues	$8.7	$13.2	(34)%
Television Rights Fees:
Domestic	$38.8	$35.0	11%
International	$19.7	$18.3	8%

Of the $3.8 million increase in domestic television rights fees revenues, $1.6 million was due to an executive producer fee received related to a feature film and approximately $1.1 million was due to the production of two additional television specials in the period.

The following chart reflects comparative revenues and certain drivers for selected business within our branded merchandise segment:

Branded Merchandise Revenues	2003	2002	better (worse)

Licensing	$21.8	$24.4	(11)%
Merchandise	$22.4	$26.2	(14)%
Per Capita Spending (dollars)	$9.15	$8.48	8%
Publishing	$15.2	$16.3	(7)%
Net Units sold	6,427,500	6,867,700	(6)%
Home Video	$13.8	$13.6	1%
Net Units sold:
DVD	916,200	625,900	46%
VHS	466,800	1,041,200	(55)%
Internet Advertising	$4.9	$4.4	11%

The decrease in licensing revenues was due to a decrease of $3.3 million in toy royalties and $0.7 million in apparel royalties offset partially by a $1.6 million increase in video game royalties.

Of the $3.8 million decrease in merchandise revenues, $2.9 million was due to a reduction in our website and catalog sales.  In addition, $0.8 million was due to a decrease in sales at our live events resulting primarily from lower attendance in the current year as compared to the prior year.

Cost of Revenues	2003	2002	better (worse)

Live & Televised	$190.6	$194.2	2%
Branded Merchandise	46.7	56.9	18%

Total	$237.3	$251.1	6%

Profit Contribution Margin	37%	39%

Cost of Revenues-Live & Televised	2003	2002	better (worse)

Live Events	$56.1	$52.2	(7)%
Pay-Per-View	$36.7	$42.5	14%
Advertising	$35.2	$36.9	5%
Television	$50.2	$49.6	(1)%
Other	$12.4	$13.0	5%
Profit Contribution Margin	35%	40%

The decrease in the profit contribution margin was due primarily to the $3.5 million impact of the William Morris Agency, Inc. settlement, which was included in advertising cost of revenues.  Excluding the impact of this charge, the profit contribution margin for fiscal 2003 was approximately 37%.

Cost of Revenues-Branded Merchandise	2003	2002	better (worse)

Licensing	$6.6	$9.8	33%
Merchandise	$20.4	$22.6	10%
Publishing	$9.4	$10.0	6%
Home Video	$6.5	$9.4	31%
Digital Media	$3.3	$5.0	34%
Profit Contribution Margin	41%	34%

The increase in the profit contribution margin was due in part to the absence of promotional costs in fiscal 2003 related to a motor racing team sponsorship.  Such costs totaled approximately $2.4 million in fiscal 2002 and were included in licensing cost of revenues.  The profit contribution margin increase also was favorably impacted by a decrease of $1.7 million in digital media costs primarily associated with maintaining our website and by a $0.6 million decrease in home video inventory write-offs.

The following chart reflects the amounts and percent change of certain significant overhead items:

Selling, General & Administrative Expenses	2003	2002	better (worse)

Staff related	$36.6	$37.4	2%
Legal and litigation	18.4	14.6	(26)%
Consulting and accounting	8.9	8.9	—
Advertising and promotion	8.6	9.4	9%
Bad debt	3.8	1.0	(280)%
License and contract termination	—	4.9	100%
All other	23.0	27.0	15%

Total SG&A	$99.3	$103.2	4%

SG&A as a percentage of net revenues	27%	25%

The increase in bad debt expense was related to delinquent pay-per-view payments from a service provider and from a cable system operating under the bankruptcy code.  Included in legal and litigation in fiscal 2003 was a $3.8 million offer to settle a legal dispute partially offset by $1.0 million of net favorable settlements.  License and contract termination costs arose from the termination of certain WCW license and related agreements assumed in the WCW asset acquisition.

	2003	2002	better (worse)

Depreciation and amortization	$11.0	$10.6	(4)%

	2003	2002	better (worse)

Interest income	$2.0	$10.6	(811)%
	2003	2002	better (worse)

Interest expense	$0.8	$0.8	—

The decrease in interest income is due to lower average interest rates earned on our investments as well as a loss of approximately $1.6 million from an investment in mortgage-backed securities.

	2003	2002

Other (loss) income, net	$(0.9)	$5.2

During fiscal 2003, we recorded a $0.6 million write down of investments deemed other-than-temporarily impaired.

During fiscal 2002, we exercised certain warrants and sold the related common stock resulting in a $6.8 million gain.  In addition, prior to the sale of this common stock, we recorded an increase of $1.4 million from the revaluation of the warrants, based upon our valuation using the Black-Scholes model, using the current market assumptions.

Also in fiscal 2002, we wrote-down $2.9 million related to certain warrants that we previously received from a television programming distribution partner.  As a result of the continued decline in the market value of this company’s partner’s common stock coupled with our shortened window to exercise, management determined that this asset was other-than-temporarily impaired.

Provision for Income Taxes	2003	2002

Provision	$10.8	$22.0
Effective Tax Rate	40%	37%

The increase in the effective tax rate was due to capital losses generated in the current year which may not be deductible for tax purposes.  We have determined that it is more likely than not that these losses will not be fully utilized and as such, we have recorded a valuation allowance against these benefits.

Discontinued Operations – XFL.  Income from discontinued operations was $4.6 million for the fiscal year ended April 30, 2002.  The results from fiscal 2002 reflected the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits.

Discontinued Operations - The World.  During fiscal 2003, as a result of continued losses, we closed the restaurant and retail operations of The World. As a result, we recorded a charge of approximately $12.1 million ($8.9 million, net of income taxes), the majority of which represented the present value of our obligations under the facility’s lease, less estimated sub-lease rental income over the lease term.  As of April 30, 2003, we had a remaining accrual balance of approximately $10.3 million relating to the shut-down.  Included in the $10.3 million accrual was approximately $9.9 million of accrued rent and other related costs and approximately $0.4 million for severance related costs.  The accrual for rent and other related costs assumed no sub-rental income for fiscal 2004 and assumed 75% sub-rental income for fiscal years 2005 through the end of the lease term, which is October 31, 2017.

Loss from discontinued operations of The World was $26.7 million, net of income taxes, for the fiscal year ended April 30, 2003 as compared to a loss from discontinued operations of $4.9 million, net of income taxes, for the fiscal year ended April 30, 2002.  Included in fiscal 2003 was an impairment charge of $32.9 million ($20.4 million, net of income taxes) as a result of impairment tests conducted on goodwill and other long-lived assets related to The World.

Fiscal Year Ended April 30, 2002 compared to Fiscal Year Ended April 30, 2001

($, in millions)

Revenues	2002	2001	better (worse)

Live & Televised	$323.5	$335.7	(4)%
Branded Merchandise	86.1	102.5	(16)%

Total	$409.6	$438.2	(7)%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live & Televised Revenues	2002	2001	better (worse)

Live Events	$74.1	$81.9	(10)%
Number of Events	237	212	12%
Average Attendance	8,562	11,556	(26)%
Average Ticket Price (dollars)	$35.69	$32.63	9%
Pay-Per-View	$112.0	$128.2	(13)%
Number of buys for our domestic pay-per-view events	7,135,464	8,010,400	(11)%
Advertising	$83.6	$90.3	(7)%
Ratings for Raw-Spike TV	4.6	5.0	(8)%
Ratings for Raw-USA	—	6.3	—
Ratings for SmackDown!	4.0	4.6	(13)%
Sponsorship revenues	$13.2	$12.5	6%
Television Rights Fees:
Domestic	$35.0	$20.9	68%
International	$18.3	$14.3	28%

Of the $14.1 million increase in our domestic television rights fees, approximately $10.0 million was due to a domestic television distribution agreement, which commenced in September 2000.

The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	2002	2001	better (worse)

Licensing	$24.4	$35.6	(31)%
Merchandise	$26.2	$28.9	(9)%
Per capita spending (dollars)	$8.48	$8.29	2%
Publishing	$16.3	$17.0	(4)%
Net units sold	6,867,700	7,594,400	(10)%
Home Video	$13.6	$12.2	11%
Net units sold:
DVD	625,900	167,900	273%
VHS	1,041,200	1,285,700	(19)%
Internet Advertising	$4.4	$5.6	(21)%

Cost of Revenues	2002	2001	better (worse)

Live & Televised	$194.2	$188.5	(3)%
Branded Merchandise	56.9	60.8	6%

Total	$251.1	$249.3	(1)%

Profit Contribution Margin	39%	43%

The following chart represents comparative cost of revenues and key drivers for each of the businesses within our live and televised segment:

Cost of Revenues-Live & Televised	2002	2001	better (worse)

Live Events	$52.2	$60.9	14%
Pay-Per-View	$42.5	$41.6	(2)%
Advertising	$36.9	$39.7	7%
Television	$49.6	$38.6	(28)%
Other	$13.0	$7.7	(69)%
Profit Contribution Margin	40%	44%

The decrease in pay-per-view revenues substantially accounted for the margin decline in this segment.

The following chart reflects comparative cost of revenues and certain drivers for selected businesses within our branded merchandise segment:

Cost of Revenues-Branded Merchandise	2002	2001	better (worse)

Licensing	$9.8	$13.8	29%
Merchandise	$22.6	$23.9	5%
Publishing	$10.0	$9.7	(3)%
Home Video	$9.4	$6.2	(52)%
Digital Media	$5.0	$4.9	(2)%
Profit Contribution Margin	34%	41%

The decrease in profit contribution margin was due to the change in the mix of our revenues, coupled with an increase of $1.0 million in home video inventory reserves and a $0.8 million increase in our website costs.

The following chart reflects the amounts and percent change of certain significant overhead items:

Selling, General & Administrative Expenses	2002	2001	better (worse)

Staff related	$37.4	$37.8	1%
Legal and litigation	14.6	16.1	9%
Consulting and accounting	8.9	9.1	2%
Advertising and promotion	9.4	5.4	(74)%
License and contract termination	4.9	1.7	(188)%
All other	28.0	28.0	—

Total SG&A	$103.2	$98.1	(5)%

SG&A as a percentage of net revenues	25%	22%

The increase in advertising and promotion expenses was due primarily to our contractual agreement to purchase $7.0 million of advertising time from a media company.  This agreement was entered into in connection with our acquisition of certain assets of WCW in March 2001 and is in effect through June 2004.  License and contract termination costs arose from the termination of certain WCW license and related agreements assumed in the WCW asset acquisition.  Such amounts totaled $4.9 million in fiscal 2002 and $1.7 million in fiscal 2001.

	2002	2001	better (worse)

Depreciation and amortization	$10.6	$4.8	(121)%

The increase in depreciation and amortization was due in part to the accelerated write-off of approximately $2.1 million of architectural costs in 2002 related to our cancelled project in Las Vegas, as well as higher depreciation and amortization related to increased capital spending in fiscal 2002 and 2001.

	2002	2001	better (worse)

Interest income	$10.6	$15.3	(31)%

	2002	2001	better (worse)

Interest expense	$0.8	$0.9	11%

The decrease in interest income was a result of lower average interest rates in fiscal 2002.

	2002	2001

Other income (loss), net	$5.2	$(0.6)

During fiscal 2002, we exercised certain warrants and sold the related common stock resulting in a $6.8 million gain.  In addition, prior to the sale of this common stock, we recorded an increase of $1.4 million from the revaluation of the warrants, based upon our valuation using the Black-Scholes model, using the current market assumptions.

Also in fiscal 2002, we wrote-down $2.9 million related to certain warrants that we previously received from a television programming distribution partner.  As a result of the continued decline in the market value of this company’s common stock coupled with our shortened window to exercise, management determined that this asset was other-than-temporarily impaired.

Provision for Income Taxes	2002	2001

Provision	$22.0	$37.5
Effective Tax Rate	37%	37%

Discontinued Operations - XFL.  Income from discontinued operations of the XFL, net of minority interest and income taxes, was $4.6 million for the fiscal year ended April 30, 2002 as compared to a loss from discontinued operations of $46.9 million for the fiscal year ended April 30, 2001.  The results from fiscal 2002 reflected the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits.  Included in the net loss for fiscal 2001 was a loss from operations of $31.3 million and a loss on the shutdown of $15.6 million.  The estimated shutdown costs consisted primarily of staff, lease and labor obligations, write-offs of certain fixed assets and accounts receivable and inventory write downs.

          On June 12, 2000, we sold approximately 2.3 million newly-issued shares of our Class A common stock at $13 per share to NBC, for a total investment of $30.0 million.  As a result of this stock sale, which was at a below-market price, we recorded a deferred cost of $10.7 million, which was being amortized over the 30 month term of the XFL broadcast agreement.  Amortization of $3.7 million during fiscal 2001 was reflected in discontinued operations.  As a result of our decision to discontinue operations of the XFL, we wrote off the remaining deferred cost of $7.0 million in fiscal 2001.  In May 2002, we repurchased 2.3 million shares of our Class A common stock from NBC for $27.7 million, which was a discount to the then market value of our common stock.  We made this repurchase because we believed that it was an appropriate use of excess cash and was beneficial to our company and stockholders.

Discontinued Operations - The World.  Loss from discontinued operations of The World, net of income taxes, was $4.9 million for the fiscal year ended April 30, 2002 as compared to $1.6 million for the fiscal year ended April 30, 2001.

Liquidity and Capital Resources

          Cash flows from operating activities for the fiscal years ended April 30, 2003 and 2002 were $21.1 million and $53.0 million, respectively, and cash flows used in operating activities were $25.0 million for fiscal 2001.  Cash flows provided by operating activities from continuing operations were $28.0 million in fiscal 2003 as compared to $71.6 million in fiscal 2002 and $60.4 million in fiscal 2001.  Working capital, consisting of current assets less current liabilities, was $275.1 million as of April 30, 2003 and $322.4 million as of April 30, 2002.

          Cash flows provided by investing activities were $49.7 million in fiscal 2003 and cash flows used in investing activities for the fiscal years ended April 30, 2002 and 2001 were $17.8 million and $139.8 million, respectively.  As of April 30, 2003, we had approximately $102.4 million invested primarily in short-term municipal securities and corporate paper which consisted primarily of AA or AAA rated instruments.  The maturities of these instruments are generally for a term of three months or shorter.  In addition, we had approximately $40.2 million invested in mutual funds, which primarily held AAA and AA rated instruments.  Our investment policy is designed to assume a minimum of credit, interest rate and market risk.

          In fiscal 2003, we had capital expenditures of approximately $10.6 million, consisting primarily of digital media equipment for our website, television equipment and building improvements.  Capital expenditures for fiscal 2004 are expected to be between $7.5 million to $10.0 million, which includes a conversion of our critical business and financial systems, television equipment and building improvements.

          In March 2003, we acquired a film library and certain other assets for $3.0 million from an unaffiliated professional wrestling organization.  In March 2001, we acquired certain assets of WCW, including trademarks, trade names, their film library and other intangible assets for approximately $2.5 million.

          Cash flows used in financing activities for the fiscal year ended April 30, 2003 was $28.8 million and cash flows provided by financing activities were $6.8 million and $107.5 million for the fiscal years ended April 30, 2002 and 2001, respectively.

          In June 2003, our board of directors approved the payment of a quarterly dividend of $0.04 per share on all Class A and Class B common shares.

          In June 2003, we repurchased approximately 2.0 million shares of our common stock from Viacom, Inc. for approximately $19.2 million, which was a slight discount to the then market value of our common stock.  This transaction did not affect other aspects of our business relationship with Viacom.  We made this repurchase because we believed that it was an appropriate use of excess cash and was beneficial to our company and stockholders.

Contractual Obligations

          In 2000 we entered into a lease agreement for a 1998 Canadair Challenger 604 airplane.  The term of this aircraft lease is for twelve years ending on October 30, 2012.  The monthly lease payment is determined by a floating rate, which is based upon the 30-day US Commercial Paper Rate as stated by the Federal Reserve plus 1.95%.  The current monthly payment is approximately $120,000.  At the end of the term of the lease agreement, we have guaranteed the lessor up to $2.5 million if the jet is sold for less than $9.0 million.

          In 1997, we entered into a mortgage loan agreement under which we borrowed $12.0 million at an annual interest rate of 7.6% to be repaid in monthly installments over 15 years.  This term loan is collateralized by our executive offices and television production studio, both of which are located in Stamford, Connecticut.  The term loan may not be prepaid in whole or in part prior to and through January 1, 2006.  Thereafter, the term loan may be prepaid in whole with the payment of a premium.  As of April 30, 2003, the outstanding principal amount of the term loan was $9.3 million.

          We have entered into various other contracts under which we are required to make guaranteed payments, including:

• Performer contracts providing for future minimum guaranteed payments.

•   Television distribution agreements with Viacom affiliates UPN and Spike TV that provide for the payment of the greater of a fixed percentage of the revenues from the sale of television advertising time or an annual minimum payment.  Our current agreement for UPN programming covers two hours of programming every week and expires in September 2003.  Under the terms of our new agreement with UPN, which is effective October 2003, we will receive a weekly rights fee for our SmackDown! program and UPN would sell all of the advertising time.  The impact of this change on our Consolidated Financial Statements will be a reduction in advertising revenues which will be offset by an increase in domestic television rights fees and the elimination of the participation costs to UPN.  The balance of our Viacom agreement covers five hours of programming every week and expires in September 2005.

• Advertising commitments to a media company over a three year period, ending June 2004.

• Various operating leases for our offices.

• Employment contract with Vincent K. McMahon, which is for a seven-year term commencing in October 1999 and in addition, a talent contract which is co-terminous with his employment contract.

• Employment contract with Linda E. McMahon, which is for a four-year term commencing in October 1999. Pursuant to its terms, this contract was renewed for an additional year.

• Employment contracts with certain of our employees, which are generally for one to three year terms.

• Service contracts with certain of our independent contractors, which are generally for one to four year terms.

          Our aggregate minimum payment obligations under these contracts as of April 30, 2003 was as follows:

	Payments due by period

	($ in millions)
	Less than 1 year	1–3 years	4–5 years	After 5 years	Total

Long-term debt	$0.8	$1.7	$1.9	$5.5	$9.9
Operating leases	3.0	4.6	4.2	6.6	18.4
Television programming agreements	12.8	5.8	2.4	2.7	23.7
Other commitments	34.4	18.6	7.8	—	60.8

Total Commitments from Continuing Operations	$51.0	$30.7	$16.3	$14.8	$112.8
Operating lease — The World (1)	2.5	5.4	5.7	32.7	46.3

Total	$53.5	$36.1	$22.0	$47.5	$159.1

(1) Excludes any estimated sub-rental income.

          We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, quarterly dividends, capital expenditures and strategic investments as well as costs related to the shut down of The World.

Our twelve year aircraft lease is recorded as a synthetic lease.  As a result, the lease is accounted for as an operating lease. For tax purposes, the lease is considered a capital lease.  We have the option to purchase the aircraft at any time after the passage of 36 months from the basic term commencement date based upon contractual rates specified in the agreement.

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

•	Revenue Recognition

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

Home Video:

Revenues from the sales of home video titles are recorded when shipped by our distributor to wholesalers/ retailers, net of an allowance for estimated returns.  The allowance for estimated returns is based on historical information and current industry trends.  As of April 30, 2003, our home video returns allowance was $1.5 million.  If we do not accurately predict returns, we may have to adjust revenues in future periods.

Magazine publishing:

Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns.  We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current titles in relation to prior issue return rates. As of April 30, 2003, our newsstand returns allowance was $5.0 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

•	Allowance for Doubtful Accounts

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

As of April 30, 2003, our allowance for doubtful accounts was $5.3 million.  The $2.4 million increase in the allowance for doubtful accounts as compared to April 30, 2002 was due to an increase in the estimated required reserve based on information that was received during fiscal 2003 related to the financial condition of two customers.  Specifically, one customer declared bankruptcy in fiscal 2003, and as a result, we recorded a $1.7 million provision to increase the reserve against the related outstanding receivable balance.  Additionally, another customer continued to experience financial cash flow difficulties during fiscal 2003 and became significantly past due on its payments to us.  As a result, we recorded a $1.8 million provision to increase the reserve against the related outstanding receivable for this customer.

•	Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”.  As such, we recognize the future impact of the difference between the financial statement and tax basis of assets and liabilities.  As of April 30, 2003, we have $16.0 million of net deferred tax assets on our balance sheet.  In addition, as of April 30, 2003, we have $14.4 million of deferred tax assets included in assets of discontinued operations related primarily to the tangible and intangible assets of our discontinued operations.  We record valuation allowances against deferred tax assets that management does not believe the future tax benefits are more likely than not to be realized.

Impact of Recent Pronouncements

          In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2003, the economic conditions surrounding our entertainment complex in New York City and its continued weak operating results indicated potential impairment.  The impairment test prescribed by SFAS No. 144 was performed and ultimately resulted in a non-cash pre-tax impairment charge of $30.4 million that was recorded in the current year.  In conjunction with the impairment test above, it was determined that goodwill related to the purchase of The World was also impaired and as a result, we recorded an additional non-cash pre-tax charge of $2.5 million in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  In February 2003, we closed the restaurant operations at The World and in April 2003, we closed the retail operations at the facility.  Total costs related to the shut down of these operations are estimated to be $8.9 million, net of applicable tax benefits of $3.3 million and were recorded as discontinued operations in our consolidated financial statements in the current year, in accordance with SFAS No. 146.

Recent Pronouncements

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  This statement became effective for us on May 1, 2003 and does not have a material impact on our operating results or financial position.

          In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002, and did not have a material impact on our consolidated financial statements.

          In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires us to consolidate a variable interest entity if we are subjected to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.  We currently lease a corporate jet which is not held in a variable interest entity, and, accordingly is accounted for as an operating lease.  We do not currently have any interests in variable interest entities and, accordingly do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

          In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this consensus is not expected to have a material impact on our consolidated financial statements.

          In November 2001, the EITF reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  This consensus addresses income statement characterization issues and recognition and measurement issues relating to consideration given by a vendor to a customer.  As a result of this pronouncement, we reclassified $1.7 million in fiscal 2003 and $1.3 million in fiscal 2002 and 2001 of discounts previously classified as expenses to the prescribed accounting as a reduction of revenue.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity.  It is effective for us in the second quarter of 2004, but, because we have no instruments falling under the provisions of SFAS No. 150, it will not have an impact on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts.  When used in this Annual Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words.  These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements.  The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iii) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines; (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, and in this regard our primary distribution agreement with Viacom runs until Fall 2006 for its UPN network and Fall 2005 for its Spike TV network.  Our primary television distribution agreement in the U.K. expires on December 31, 2004, and we are currently in negotiations to renew that contract.  We cannot give any assurance as to the result of these negotiations;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks if we expand into new and complementary businesses; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xvii) our Class A common stock has a relatively small public “float”.  The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements.

Item 8.   Consolidated Financial Statements and Schedule

The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

PART IV

      Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.	Consolidated Financial Statements and Schedule: See index to Consolidated Financial Statements on page F-1 of this Report.

2.	Exhibits:

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification by Philip B. Livingston pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon, Linda E. McMahon and Philip B. Livingston pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:
The Registrant filed a Form 8-K dated February 25, 2003 under Item 5, Other Events and Item 7, Financial Statements and Exhibits.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: April 23, 2004	By:	/s/ PHILIP B. LIVINGSTON

Philip B. Livingston
Chief Financial Officer

WORLD WRESTLING ENTERTAINMENT, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of World Wrestling Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. (the “Company”) as of April 30, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and of cash flows for each of the three years in the period ended April 30, 2003.  Our audits also included the financial statement schedule listed in the index at Item 16(a)1.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards No. 133 during the year ended April 30, 2002.

As discussed in Note 2, the accompanying consolidated financial statements and financial statement schedule have been restated.

/s/ Deloitte and Touche LLP

Stamford, Connecticut

June 13, 2003 (April 23, 2004 as to Note 2)

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Fiscal year ended April 30,

	2003	2002	2001

	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
Net revenues	$374,264	$409,622	$438,139
Cost of revenues	237,343	251,124	249,308
Selling, general and administrative expenses	99,349	103,191	98,141
Gain on sale of property	—	—	(1,249)
Depreciation and amortization	10,965	10,594	4,771

Operating income	26,607	44,713	87,168
Interest income	2,011	10,591	15,305
Interest expense	783	784	856
Other (loss) income, net	(897)	5,213	(638)

Income from continuing operations before income taxes	26,938	59,733	100,979
Provision for income taxes	10,836	22,020	37,501

Income from continuing operations	16,102	37,713	63,478

Discontinued operations:
Loss from XFL operations, net of taxes of $17,679 and minority interest	—	—	(31,293)
Estimated income (loss) on shutdown of the XFL, net of taxes of $2,917 and $5,265 for fiscal 2002 and 2001, respectively and minority interest	—	4,638	(15,617)

Income (loss) from discontinued operations – XFL	—	4,638	(46,910)

Loss from The World operations, net of taxes of $16,359, $3,006 and $999 for fiscal 2003, 2002 and 2001, respectively	(26,691)	(4,903)	(1,629)
Estimated loss on shutdown of The World, net of taxes of $3,257	(8,866)	—	—

Loss from Discontinued Operations – The World	(35,557)	(4,903)	(1,629)

Loss from discontinued operations	(35,557)	(265)	(48,539)

Cumulative effect of change in accounting principle, net of taxes of $911	—	1,487	—

Net (loss) income	$(19,455)	$38,935	$14,939

Earnings (loss) per common share-basic and diluted:
Continuing operations	$0.22	$0.51	$0.88
Discontinued operations	$(0.50)	$—	$(0.67)
Cumulative effect of change in accounting principle	$—	$0.02	$—

Net (loss) income	$(0.28)	$0.53	$0.21
Weighted average common shares outstanding:
Basic	70,622	72,862	72,025
Diluted	70,623	72,866	72,217

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of April 30,

	2003	2002

	(as restated, see Note 2)	(as restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$128,473	$86,396
Short-term investments	142,641	207,407
Accounts receivable (less allowance for doubtful accounts of $5,284 and $2,840 as of April 30, 2003 and 2002, respectively)	49,729	63,762
Inventory, net	839	1,451
Prepaid expenses and other current assets	18,443	15,760
Assets of discontinued operations	21,129	44,256

Total current assets	361,254	419,032
PROPERTY AND EQUIPMENT, NET	59,325	59,214
INTANGIBLE ASSETS, NET	4,625	2,045
OTHER ASSETS	7,447	10,715

TOTAL ASSETS	$432,651	$491,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$777	$601
Accounts payable	14,188	19,490
Accrued expenses and other liabilities	34,991	45,963
Deferred income	24,662	23,190
Liabilities of discontinued operations	11,554	7,368

Total current liabilities	86,172	96,612
LONG-TERM DEBT	9,126	9,302
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 18,215,427 shares and 18,184,177 shares issued as of April 30, 2003 and 2002, respectively)	182	181
Class B common stock: ($.01 par value; 60,000,000 shares authorized; 54,780,207 shares issued as of April 30, 2003 and 2002)	548	548
Treasury stock (2,578,769 shares and 100,000 shares as of April 30, 2003 and 2002, respectively)	(30,569)	(1,139)
Additional paid-in capital	297,315	296,938
Accumulated other comprehensive income (loss)	243	(525)
Retained earnings	69,634	89,089

Total stockholders’ equity	337,353	385,092

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$432,651	$491,006

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(dollars and shares in thousands)

	Common Stock		Treasury Stock		Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares	Amount	Shares	Amount

Balance, May 1, 2000	68,167	$682	—	$—	$222,535	$105	$35,215	$258,537
Comprehensive income:
Net income (as restated)	—	—	—	—	—	—	14,939	14,939
Translation adjustment	—	—	—	—	—	(175)	—	(175)
Unrealized holding loss net of tax	—	—	—	—	—	(527)	—	(527)

Total comprehensive income (as restated)								14,237
Issuance of common stock	4,615	46	—	—	59,954	—	—	60,000
Stock issuance costs	—	—	—	—	(534)	—	—	(534)
Non-cash stock issuance charge	—	—	—	—	10,673	—	—	10,673
Stock option charge	—	—	—	—	1,092	—	—	1,092
Exercise of stock options	150	1	—	—	2,549	—	—	2,550
Tax benefit from exercise of stock options	—	—	—	—	256	—	—	256

Balance, April 30, 2001 (as restated)	72,932	729	—	—	296,525	(597)	50,154	346,811
Comprehensive income:
Net income (as restated)	—	—	—	—	—	—	38,935	38,935
Translation adjustment	—	—	—	—	—	37	—	37
Unrealized holding gain, net of tax	—	—	—	—	—	35	—	35

Total comprehensive income (as restated)								39,007
Purchase of treasury stock	—	—	100	(1,139)	—	—	—	(1,139)
Exercise of stock options	32	—	—	—	413	—	—	413

Balance, April 30, 2002 (as restated)	72,964	729	100	(1,139)	296,938	(525)	89,089	385,092
Comprehensive loss:
Net loss (as restated)	—	—	—	—	—	—	(19,455)	(19,455)
Translation adjustment	—	—	—	—	—	322	—	322
Unrealized holding gain, net of tax	—	—	—	—	—	446	—	446

Total comprehensive loss (as restated)								(18,687)
Purchase of treasury stock	—	—	2,489	(29,554)	—	—	—	(29,554)
Proceeds from sale of treasury stock	—		(11)	124	(47)	—	—	77
Exercise of stock options	32	1	—	—	404	—	—	405
Tax benefit from exercise of stock options	—	—	—	—	20	—	—	20

Balance, April 30, 2003 (as restated)	72,996	$730	2,578	$(30,569)	$297,315	$243	$69,634	$337,353

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended April 30,

	2003	2002	2001

	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
OPERATING ACTIVITIES:
Net (loss) income	$(19,455)	$38,935	$14,939
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	35,557	265	48,539
Gain on sale of property	—	—	(1,249)
Gain on sale of stock and revaluation of warrants, net	—	(5,287)	—
Cumulative effect of change in accounting principle, net of tax	—	(1,487)	—
Depreciation and amortization	10,965	10,594	4,771
Amortization of deferred income	(1,268)	(1,270)	(407)
Provision for doubtful accounts	3,697	900	1,239
Provision for inventory obsolescence	797	3,780	803
Stock option charges	—	—	760
Provision (benefit) for deferred income taxes	1,490	(3,455)	1,593
Changes in assets and liabilities:
Accounts receivable	10,334	7,388	(12,936)
Inventory	(185)	(1,086)	(2,196)
Prepaid expenses and other assets	(614)	5,689	(3,906)
Accounts payable	(5,302)	25	2,086
Accrued expenses and other liabilities	(10,724)	6,403	6,812
Deferred income	2,740	10,179	(454)

Net cash provided by continuing operations	28,032	71,573	60,394
Net cash used in discontinued operations	(6,894)	(18,587)	(85,403)

Net cash provided by (used in) operating activities	21,138	52,986	(25,009)

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,593)	(12,499)	(21,554)
Asset acquisitions	(3,000)	—	(2,500)
Sale (purchase) of short-term investments, net	65,416	(13,070)	(87,794)
Net proceeds from the sale of investments	—	12,914	11,305

Net cash provided by (used in) continuing operations	51,823	(12,655)	(100,543)
Net cash used in discontinued operations	(2,134)	(5,179)	(39,273)

Net cash provided by (used in) investing operations	49,689	(17,834)	(139,816)

FINANCING ACTIVITIES:
Repayments of long-term debt	(601)	(556)	(959)
Proceeds from capital lease agreement	601	—	—
Common stock issued, including treasury stock reissued, net of stock issuance costs	77	—	59,466
Repurchase of Class A common stock	(29,554)	(1,139)	—
Proceeds from exercise of stock options	405	413	2,550

Net cash (used in) provided by continuing operations	(29,072)	(1,282)	61,057
Net cash provided by discontinued operations	322	8,100	46,415

Net cash (used in) provided by financing activities	(28,750)	6,818	107,472

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,077	41,970	(57,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,396	44,426	101,779

CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,473	$86,396	$44,426

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$6,398	$7,741	$33,646
Cash paid during the period for interest	$783	$783	$856
SUPPLEMENTAL NON-CASH INFORMATION:
Receipt of warrants	—	—	$2,884

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

We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming and live events and the licensing and sale of branded consumer products featuring our World Wrestling Entertainment brand of entertainment. Our continuing operations are organized around two principal activities:

•   Live and televised entertainment, which consists of live event and television programming. Revenues consist principally of attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

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

2.   Restatement

Subsequent to the issuance of our financial statements for the year ended April 30, 2003, we determined that certain changes should be made to the accounting related to the March 2001 acquisition of certain assets of World Championship Wrestling, Inc. (“WCW”) and that our financial statements should be restated to reflect such changes.  Specifically, $1,655 capitalized as intangible assets during fiscal 2001 and $4,900 capitalized as intangible assets in fiscal 2002 have now been accounted for as selling, general and administrative expense during those periods.  These costs arose from the termination of certain WCW license and related agreements assumed in the transaction.  In addition, the $2,500 purchase price, which had been classified as an indefinite lived intangible asset and thus not amortized, is now being amortized over an estimated useful life of six years resulting in additional amortization expense of $35, $420 and $420 in fiscal 2001, 2002 and 2003, respectively.

There were no changes to revenues or cost of revenues as a result of this restatement.

We have also changed the presentation of certain other information in our financial statements as follows:  (1) a $1,249 gain on sale of property during fiscal 2001 previously included in “interest income and other, net” has been reclassified as a component of operating income, (2) the cumulative effect of the change in accounting principle of $2,398 included in “interest income and other, net” in fiscal 2002 has been reclassified as a separate line, after “loss from discontinued operations” and before “net (loss) income” and presented net of tax, and (3) interest income and other, net has been reclassified as separate line items for each period presented, instead of being combined as a single line item as previously reported.

Additionally, certain disclosures previously omitted have been included in the Notes herein.  The following is a summary of the information restated and included in the Notes that have been expanded and revised:

          Note 3, “Summary of Significant Accounting Policies-Derivatives” and Note 6, “Investments” include disclosure of revenue recorded related to warrants received and subsequent analysis and impairment of such warrants.

          Note 8, “Accrued Expenses and Other Liabilities” includes additional disclosure related to the components of accrued expenses and liabilities previously included in “Accrued other”.

          Note 12, “Stockholders’ Equity”, includes additional disclosure related to the Company’s controlling stockholder.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          Note 18, “Discontinued Operations” includes additional disclosure related to the major components of the shut-down costs in connection with closing our operations of The World and the XFL.

The effect of this restatement on previously reported amounts is summarized as follows:

	For the Year ended April, 30 2003		For the Year ended April 30, 2002		For the year ended April 30, 2001

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Statements of Operations:
Selling, general and administrative expenses	$99,349	$99,349	$98,291	$103,191	$96,486	$98,141
Gain on sale of property	—	—	—	—	—	(1,249)
Depreciation and amortization	10,545	10,965	10,174	10,594	4,736	4,771
Operating income	27,027	26,607	50,033	44,713	87,609	87,168
Interest income and other, net	1,114	—	18,202	—	15,916	—
Interest income	—	2,011	—	10,591	—	15,305
Other (loss) income, net	—	(897)	—	5,213	—	(638)
Income from continuing operations before income taxes	27,358	26,938	67,451	59,733	102,669	100,979
Provision for income taxes	10,996	10,836	24,953	22,020	38,143	37,501
Income from continuing operations	16,362	16,102	42,498	37,713	64,526	63,478
Cumulative effect of change in accounting principle, net	—	—	—	1,487	—	—
Net (loss) income	$(19,195)	$(19,455)	$42,233	$38,935	$15,987	$14,939
Earnings (loss) per share-basic and diluted:
Continuing operations	$0.23	$0.22	$0.58	$0.51	$0.90	$0.88
Cumulative effect of change in accounting principle	$—	$—	$—	$0.02	$—	$—
Net (loss) income	$(0.27)	$(0.28)	$0.58	$0.53	$0.22	$0.21

	As of April 30, 2003		As of April 30, 2002

	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Balance Sheets:
Intangible assets, net	$12,055	$4,625	$9,055	$2,045
Other assets	4,623	7,447	8,051	10,715
Total assets	437,257	432,651	495,352	491,006
Retained earnings	74,240	69,634	93,435	89,089
Total stockholders’ equity	341,959	337,353	389,438	385,092
Total liabilities and stockholders’ equity	$437,257	$432,651	$495,352	$491,006

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

3.  Summary of Significant Accounting Policies

          Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

          Fiscal Period — Our fiscal year ends on April 30 of each year.  Unless otherwise noted, all references to years relate to fiscal years, not calendar years and refer to the fiscal period by using the year in which the fiscal period ends.  Our fiscal quarters are thirteen-week periods that end on the thirteenth Friday in the quarter, with the exception of our fourth quarter, which always ends on April 30.

          Cash and Cash Equivalents — Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts.

          Short-term Investments — We classify all of our short-term investments as available-for-sale securities.  Such short-term investments consist primarily of United States government and federal agencies securities, corporate commercial paper, corporate bonds, mutual funds and mortgage-backed securities, all of which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity.  Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.  As of April 30, 2003, the fair value of our short-term investments were approximately $148 greater than cost and as of April 30, 2002, the fair value was $518 lower than cost.  We recorded unrealized income (losses) of $446, net of taxes, and $(163), net of taxes, for 2003 and 2002, respectively, which was included in accumulated other comprehensive income (loss).  It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

          Accounts Receivable — Accounts receivable relate principally to amounts due to us from pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively and balances due from the sale of television advertising, home video and magazines.  Our receivables represent a significant portion of our current assets.  We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible.  We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers.

          Inventory — Inventory consists of merchandise sold on a direct sales basis, and videotapes and DVDs, which are sold through wholesale distributors and retailers.  Substantially all of our inventory is comprised of finished goods.  Inventory is stated at the lower of cost (first-in, first-out basis) or market.  The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.

          Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.  Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years.  Buildings and related improvements are amortized over the lesser of the remaining useful life of the buildings or the anticipated life of improvements.

          Leased Property Under Capital Leases — Property under capital leases is amortized over the shorter of the lives of the respective leases or the estimated useful lives of the assets.

          Valuation of Long-Lived Assets — In May 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In accordance with SFAS No. 144, we periodically evaluate the carrying value of long-lived assets when events and circumstances warrant such a review.  During 2003, the economic conditions surrounding our entertainment complex in New York City, The World, and its continued weak operating results indicated potential impairment.  In accordance with the prescribed accounting, an impairment test was performed which ultimately resulted in a non-cash pre-tax impairment charge of $30,392 that was recorded in fiscal 2003 and reflected in discontinued operations.

          Income Taxes — We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Our deferred provision was determined under the asset and liability method.  Under

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

this method, deferred assets and liabilities are recognized based on differences between financial statement and income tax basis of assets and liabilities using presently enacted tax rates.  Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider estimated future taxable income and ongoing tax planning strategies in assessing the need for valuation allowances.

          Revenue Recognition —Revenues are generally recognized when products are shipped or as services are performed.  However, due to the nature of several of our business lines, there are additional steps in the revenue recognition process, as described below.

• Pay-per-view programming:

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

• Television advertising:

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

• Licensing:

Licensing revenues are recognized upon receipt of notice by the individual licensees as to license fees due.  If we receive licensing advances, such payments are deferred and recognized as income on an as earned basis.

• Home Video:

Revenues from the sales of home video titles are recorded when shipped by our distributor to wholesalers/ retailers, net of an allowance for estimated returns.  The allowance for estimated returns is based on historical information and current industry trends.

• Magazine publishing:

Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns.  We estimate the allowance for newsstand returns based upon our review of historical returns rates and the expected performance of our current titles in relation to prior issue return rates.

          Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented.

          Foreign Currency Translation — For translation of the financial statements of our Canadian and United Kingdom subsidiaries, we have determined that the Canadian Dollar and the U.K. Pound are the functional currencies.  Assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at average exchange rates for the year.  The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity.  Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

          Stock-Based Compensation — We account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion (“APB”) No 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of our stock on the grant date.  We follow the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, and

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS Nos. 148 and 123 encourage, but do not require, companies to adopt a fair value based method for determining expense related to stock-based compensation (See Note 12).

          Pro Forma Fair Value Disclosures

          The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	April 30,

	2003	2002	2001

Expected life of option	3 years	3 years	3 years
Risk-free interest rate	2.5%	3.4%	4.5%
Expected volatility of our common stock	38%	67%	71%

	2003	2002	2001

Weighted average fair value per share of each option granted to employees	$3.73	$6.48	$7.21
Total number of options granted to employees	1,219,000	5,000	1,481,200
Total fair value of all options granted to employees	$4,548	$32	$10,677

          Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No.123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for 2003, 2002 and 2001 would have been impacted as shown in the following table:

	Year Ended April 30,

	2003	2002	2001

Reported income from continuing operations	$16,102	$37,713	$63,478
Pro forma income from continuing operations	$12,500	$32,320	$55,390
Reported basic and diluted earnings from continuing operations per common share	$0.22	$0.51	$0.88
Pro forma basic and diluted earnings from continuing operations per common share	$0.18	$0.44	$0.77

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

          Derivative Instruments – We hold warrants received from certain publicly traded companies with whom we have licensing or distribution agreements.  Warrants received from our licensees and a television programming distributor were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model.  That corresponding amount is recorded as deferred revenue and is amortized into operating income over the life of the related agreements using straight-line amortization. For the fiscal years ended April 30, 2003, 2002 and 2001, we recorded revenues of $1,268, $1,270 and $407, respectively, related to the amortization of deferred revenue resulting from the receipt of such warrants.  We do not utilize derivative instruments for speculative purposes or to hedge our exposure to interest rate or foreign currency risks. Upon adoption of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” we recognized $1,487, net of tax, as a cumulative effect of change in accounting principle in fiscal 2002, as a result of adjusting warrants to their estimated fair value.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          Goodwill & Other Intangible Assets — In July 2001, SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” were released.  We elected to early adopt SFAS No. 142 as of May 1, 2001.  As required by SFAS No. 142, we performed an impairment test on intangible assets as of the adoption date and on goodwill within six months from the date of adoption.  We completed this transitional impairment test and deemed that no impairment loss existed.  During 2003, the economic conditions surrounding The World, and its continued weak operating results indicated potential impairment of the site’s long-lived assets and goodwill.  As a result of the indicated impairment, a valuation was performed on the site and ultimately resulted in the recording of a write-down of the long-lived assets and our goodwill related to the purchase of the site.  The write-down of the goodwill resulted in a non-cash pre-tax impairment charge of $2,533 during the third quarter of fiscal 2003.  Upon shut-down of The World in the fourth quarter of fiscal 2003, this amount was reclassified to loss from discontinued operations.  As of April 30, 2003 and 2002, we had finite lived intangible assets with a net book value of $4,625 and $2,045, respectively.   Of our $4,625 of intangible assets, $3,000 relates to an acquired film library which is amortized over three years and $1,625 relates to trademarks and trade names which are amortized over six years.  Our intangible assets are being amortized over their estimated useful lives based on the period the assets are expected to contribute to our cash flows.  We perform impairment tests annually and whenever events or circumstances indicate that intangible assets might be impaired.

          Discontinued Operations - In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  In February 2003, we closed the restaurant operations at The World and in April 2003, we closed the retail operations at the facility.  Total costs related to the shut down of these operations are estimated to be $8,866, net of applicable tax benefits of $3,257 and were recorded as discontinued operations in fiscal 2003, in accordance with SFAS No. 146.

          Prior to the adoption of SFAS No. 146, we accounted for our discontinued XFL operations in accordance with Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  Total income or loss related to our discontinued XFL operations net of taxes were $4,638 and ($46,910) for the years ended April 30, 2002 and 2001, respectively.

          Recent Accounting Pronouncements — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This Statement amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  This statement became effective for us on May 1, 2003 and does not have a material impact on our operating results or financial position.

          In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002 and did not have a material impact on our consolidated financial statements.

          In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires us to consolidate a variable interest entity if we are subjected to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.  We currently lease a corporate jet, which is not held in a variable interest entity, and accordingly, is accounted for as an operating lease.  We do not currently have any interests in variable interest entities and, accordingly do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

          In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this consensus is not expected to have a material impact on our consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          In November 2001, the EITF reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. This consensus addresses income statement characterization issues and recognition and measurement issues relating to consideration given by a vendor to a customer. As a result of this pronouncement, we reclassified $1,697, $1,303 and $1,347 in fiscal 2003, 2002 and 2001, respectively, of discounts previously classified as expenses to the prescribed accounting as a reduction of revenue.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It is effective for us in the second quarter of 2004, but, because we have no instruments falling under the provisions of SFAS No. 150, it will not have an impact on our consolidated financial statements.

4.   Earnings Per Share

          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Year Ended April 30,

	2003	2002	2001

Weighted average common shares outstanding:
Basic	70,621,898	72,861,797	72,025,222
Diluted	70,623,129	72,865,624	72,216,870
Dilutive effect of outstanding options	1,231	3,827	191,648
Anti-dilutive outstanding options	6,869,450	5,306,750	5,454,500

5.   Intangible Assets

          In March 2003, we acquired a film library and certain other assets for $3,000 from an unaffiliated professional wrestling organization. We have classified these costs as intangible assets and will amortize them over the expected period of, and in proportion to, the expected revenues to be derived from this film library. In March 2001, we acquired substantially all of the intellectual property and certain other assets of WCW, including trademarks, trade names, their film library and other intangible assets for $2,500.  The purchase price of these assets was assigned to the trademarks and trade names.

	As of April 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film library	$3,000	$—	$3,000
Trademarks and trade names	2,500	(875)	1,625

	$5,500	$(875)	$4,625

	As of April 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$2,500	$(455)	$2,045

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          Amortization expense recorded for the years ended April 30, 2003, 2002 and 2001 was $420, $420 and $35, respectively.

          The following table represents the estimated amortization expense:

For the year ended April 30, 2004	$1,420
For the year ended April 30, 2005	1,420
For the year ended April 30, 2006	1,420
For the year ended April 30, 2007	365

Total	$4,625

6.   Investments

          Short-term investments consisted of the following:

	April 30, 2003

	Cost	Unrealized Holding Gain	Fair Value

Government obligations	$63,755	$—	$63,755
Mutual funds	40,027	148	40,175
Corporate obligations and other	38,711	—	38,711

Total	$142,493	$148	$142,641

	April 30, 2002

	Cost	Unrealized Holding Loss	Fair Value

Government obligations	$26,725	$—	$26,725
Corporate obligations and other (2)	129,763	(518)	129,245
Mortgage backed securities	51,437	—	51,437

Total	$207,925	$(518)	$207,407

          (2) In fiscal 2003, we recorded to other income, an impairment charge of approximately $613 related to certain stock we held.

          In addition to the short-term investments included above, we received warrants from three publicly traded companies with whom we had licensing agreements. The estimated fair value of the warrants on the date of receipt aggregated approximately $2,353, and was included in other assets in fiscal 2001. In connection with the adoption of SFAS No. 133 in fiscal 2002, we recorded a cumulative effect adjustment of $1,487, net of taxes, as a result of adjusting these warrants to their fair values.  Subsequent to the adoption of SFAS No. 133, during fiscal 2002 we recorded a $1,414 increase to other (loss) income based on the revaluation of these warrants.  The warrants received from two of these publicly traded companies were then exercised and the related stock was sold in fiscal 2002, generating a net gain of $6,757.  The carrying amount of the outstanding warrants for the third publicly traded company was $ 7 as of both April 30, 2003 and 2002, and was included in other assets.

          We also received warrants during fiscal 2001 from a publicly traded company with whom we had a television programming distribution agreement.  The estimated fair value of these warrants on the date of receipt was approximately $2,884, and was included in other assets.  These warrants were treated in a different manner due to the volume of stock that we could acquire under the warrants, if exercised, as compared to the total shares of common stock outstanding of this company.  This prevented us from being able to readily convert the warrant to cash and accordingly the warrants were not considered derivatives.  Therefore, any fair value adjustments were recorded through equity as a component of other comprehensive income.  By the third quarter of fiscal 2002, it became clear that the continuing decline in the market value of the common stock of this company would not reverse.  This, c oupled with the shortened window to exercise, caused management to make a determination that these warrants were other-than-temporarily impaired and, accordingly, we wrote the balance down to zero, resulting in a charge of $2,884, which was included in other (loss) income.  These warrants expired unexercised in February, 2003.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

7.   Property and Equipment

          Property and equipment consisted of the following:

	April 30,

	2003	2002

Land, buildings and improvements	$51,051	$51,905
Equipment	40,332	37,408
Vehicles	639	769
Property under capital lease	1,515	—

	93,537	90,082
Less accumulated depreciation and amortization	34,212	30,868

Total	$59,325	$59,214

          In fiscal 2001 we sold a facility and received net proceeds of $11,305 and recognized a gain of $1,249.

8.   Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	April 30,

	2003	2002

Accrued pay-per-view event costs	$5,580	$6,047
Accrued settlement offer	3,750	—
Accrued income taxes	5,173	6,224
Accrued talent royalties	759	2,094
Accrued payroll related costs	2,359	2,116
Accrued television costs	3,364	13,076
Accrued legal & professional fees	2,430	1,886
Accrued home video production and distribution	1,462	2,555
Accrued publishing print and distribution	1,140	1,405
Accrued other	8,974	10,560

Total	$34,991	$45,963

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

9.   Debt

          Debt as of April 30, 2003 and 2002 consisted of the following:

	April 30

	2003	2002

Mortgage loan agreement	$9,302	$9,903
Obligation under capital lease	601	—

	9,903	9,903
Less current portion	777	601

Long-term debt	$9,126	$9,302

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

          As of April 30, 2003, the scheduled principal repayments under our debt obligations were as follows:

For the year ended April 30, 2004	$777
For the year ended April 30, 2005	839
For the year ended April 30, 2006	904
For the year ended April 30, 2007	974
For the year ended April 30, 2008	908
Thereafter	5,501

Total	$9,903

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

10.   Income Taxes

          For 2003, 2002 and 2001, we were taxed on our income from continuing operations at an effective tax rate of 40.2%, 36.9% and 37.1%, respectively.  Our income tax provision related to our income from continuing operations for fiscal 2003, 2002 and 2001 was $10,836, $22,020, and $37,501, respectively, and included federal, state and foreign taxes.

          The components of our tax provision from continuing operations were as follows:

	Year ended April 30,

	2003	2002	2001

Current:
Federal	$5,990	$21,456	$32,446
State and local	1,057	3,129	3,062
Foreign	2,299	1,801	400
Deferred:
Federal	1,290	(3,802)	1,397
State and local	182	(580)	193
Foreign	18	16	3

Total	$10,836	$22,020	$37,501

          The income tax provision allocated to continuing operations, discontinued operations and cumulative effect of change in accounting principle were as follows:

	Year ended April 30,

	2003	2002	2001

Provision for income taxes- continuing operations	$10,836	$22,020	$37,501
Benefit for income taxes- discontinued operations	(19,616)	(5,923)	(23,943)
Provision for income taxes- cumulative effect of change in accounting principle	—	911	—

Total allocated (benefit) provision for income taxes	$(8,780)	$17,008	$13,558

          The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	Year ended April 30,

	2003	2002	2001

Statutory U.S. federal tax at 35%	$9,428	$20,907	$35,343
State and local taxes, net of federal benefit	(545)	1,792	3,029
Foreign	112	136	140
Valuation allowance	2,025	—	—
Other	(184)	(815)	(1,011)

Provision for income taxes	$10,836	$22,020	$37,501

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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations consisted of the following:

	April 30,

	2003	2002

Deferred tax assets:
Accounts receivable	$2,759	$1,110
Inventories	464	1,093
Prepaid royalties	3,479	3,217
Stock options	4,286	4,993
Investments	3,736	2,625
Intangible assets	3,609	3,521
Accrued liabilities and reserves	4,516	2,994
Foreign	47	65

	22,896	19,618
Valuation allowance	(2,437)	(412)

	20,459	19,206
Deferred tax liabilities:
Fixed assets and depreciation	4,465	1,307
Prepaid royalties	—	490

	4,465	1,797

Total, net	$15,994	$17,409

          The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  As of April 30, 2003 and 2002, $11,194 and $9,543, respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $4,800 and $7,866, respectively, are included in other non-current assets in our consolidated balance sheets.

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

          U.S. Federal income taxes have not been provided on unremitted earnings of our foreign subsidiary, because our intent is to keep such earnings indefinitely reinvested in the foreign subsidiary’s operations.

11.   Commitments and Contingencies

          We have certain commitments, including various non-cancelable operating leases, performance contracts with various performers, employment agreements with certain executive officers, advertising commitments and agreements with Viacom and United Paramount Network (“UPN”) which guarantee a minimum payment for advertising during their terms.  Our current agreement with UPN expires in September 2003 at which time we will no longer sell advertising time on the television shows aired on UPN.  Commencing in October 2003, under the terms of our new agreement with UPN, we will receive a rights fee for our programming.  The impact of this change on our consolidated financial statements will be a reduction in advertising revenues which will be offset by an increase in domestic television rights fees and the elimination of the participation costs to UPN.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          In addition, we have a lease agreement for a 1998 Canadair Challenger 604 airplane.  The term of this aircraft lease is for twelve years ending on October 30, 2012. The monthly lease payment for this aircraft lease is determined by a floating rate, which is based upon 30-day commercial paper rate as stated by the Federal Reserve plus 1.95%.  Total principal payments under this lease are $22,500.   As of April 30, 2003, our outstanding principal balance was $20,369.

          Future minimum payments as of April 30, 2003 under the agreements described above were as follows:

	Operating Lease Commitments	Other Commitments	Total

For the year ended April 30, 2004	$2,963	$47,241	$50,204
For the year ended April 30, 2005	2,338	24,362	26,700
For the year ended April 30, 2006	2,268	10,279	12,547
For the year ended April 30, 2007	2,140	2,544	4,684
For the year ended April 30, 2008	2,075	169	2,244
Thereafter	6,608	—	6,608

Total	$18,392	$84,595	$102,987

          Rent expense under operating leases from continuing operations was approximately $2,402, $2,228 and $1,546 for 2003, 2002 and 2001, respectively.

          In addition, we have an operating lease for space in New York City that is currently unoccupied which was related to our former entertainment complex, The World. We are currently seeking a sub-tenant. The total payments remaining on the lease is approximately $46,000 as of April 30, 2003. However, in accordance with SFAS No. 146, we have reduced this accrual by our current estimate for sub-tenant rental income of approximately 75% of the remaining payments on the lease (see Note 18).

Legal Proceedings

World Wide Fund for Nature

          In April 2000, the World Wide Fund for Nature and its American affiliate, the World Wildlife Fund (collectively, the “Fund”) instituted legal proceedings against us in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of a 1994 agreement between the Fund and us regarding the use of the initials “wwf” including:  (i) the wwf.com and wwfshopzone.com internet domain names and in the contents of various of our websites, and (ii) our “scratch” letter logo. On August 10, 2001, the trial judge granted the Fund’s motion for summary judgment, holding that we breached the parties’ agreement by using the “wwf” website addresses and scratch logo. That ruling subsequently was upheld by the English Court of Appeals. Since November 10, 2002, we have been subject to an injunction barring us, either on our own or through our officers, servants, agents, subsidiaries, licensees or sub licensees, our television or other affiliates or otherwise, of most uses of the initials “wwf,” including in connection with the “wwf” website addresses and the use of the scratch logo.

          In compliance with the injunction, we have taken the following significant steps, many of which go beyond the literal requirements of the injunction: (1) changed our name to “World Wrestling Entertainment, Inc.”; (2) switched our initials to “WWE”; (3) revised our logo to be a scratch “WW”; (4) incorporated these changes into, among other things, our television and pay-per-view shows, promotional materials, advertising campaigns, statutory filings with federal and state agencies, and corporate stationery and corporate facilities; (5) advised our licensees and business partners of the terms of the injunction; and (6) directed our licensees and business partners to refrain from using the initials “wwf” in any manner which, if done by us, would be a breach of any of the prohibitions of the injunction. However, the elimination of certain historical uses of the scratch logo, including, specifically, WWE’s archival video footage containing the scratch logo during the period 1998-May 2002 and the scratch logo embedded in programming code of WWE-licensed video games created during the period 1999-2001 is, as a practical matter, not possible. On an application for relief by our videogame licensee, THQ/Jakks Pacific LLC (“THQ/Jakks”), the

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

English Court of Appeals ruled that THQ/Jakks’ marketing and sale of games with embedded references to the initials “wwf” is not a breach of the injunction and would not constitute a contempt of court by either THQ/Jakks or us.

          The Fund also has pending before the trial court a damages claim associated with the Company’s use of the initials “wwf.”  Although the Fund has never submitted a formal claim of damages to the court, the Fund has claimed in correspondence that at least $360 million would be required to fund a multi-year media advertising campaign to remedy the Fund’s alleged loss of recognition/exclusivity as a result of our use of the initials “wwf.”  In that correspondence, the Fund, through its Legal Advisor, demanded a payment of $90 million prior to the injunction compliance date to settle its alleged damages claims and resolve all remaining issues.  We vigorously rejected the Fund’s demand and contend that the Fund’s tactics were a bad faith attempt to coerce us into an unwarranted cash payment of $90 million.  Indeed, despite repeated inquiries by us, the Fund has never provided us with any documentation or support for any alleged damage claims, nor has the Fund come forward with any evidence throughout the entire litigation that it suffered any actual injury to its fundraising and/or environmental conservation activities as a result of our conduct.  We strongly dispute that the Fund has suffered any such damages.  We cannot quantify the potential impact that an unfavorable outcome of the Fund’s damage claim could have on our financial condition, results of operations or liquidity, if such a claim ever were to be presented, but based solely on the Fund’s unsubstantiated informal assertions, it could be material.

Shenker & Associates

          On November 14, 2000, Stanley Shenker & Associates, Inc. filed a complaint against us in Superior Court, Judicial District of Stamford/Norwalk, Connecticut, relating to the termination of an Agency Agreement between us and Plaintiff.  Plaintiff seeks compensatory damages and punitive damages in an unspecified amount, attorneys’ fees, an accounting and a declaratory judgment.  On December 15, 2000, we filed a motion to strike all the claims against us, with the exception of one count for breach of contract.  The motion was granted as to two claims.  On March 27, 2001, the Plaintiff filed a substituted complaint reasserting all counts against us.  On April 11, 2001, we answered the substitute complaint.  On February 27, 2002, we filed amended counterclaims and on June 19, 2002, we filed second amended counterclaims alleging tortuous interference with business relations, conversion, fraud and conspiracy in connection with the Plaintiff’s solicitation and receipt of improper payments from various of our licensees.  On February 14, 2003, we filed a complaint against one of our former officers, and certain entities related to him, claiming such officer participated with Shenker in an alleged scheme to advance certain licenses in exchange for payments to the officer.  That suit has been consolidated with the suit pending against us.  Discovery in the consolidated cases has been extended through September 2003.  We have denied liability and intend to defend the action vigorously.  An unfavorable outcome of this suit may have a material adverse effect on our financial condition or results of operations.

Marvel Enterprises

          On October 19, 2001, we were served with a complaint by Marvel Enterprises, Inc. in the Superior Court of Fulton County, Georgia alleging that we breached the terms of a license agreement regarding the rights to manufacture and distribute toy action figures of various wrestling characters.  The plaintiff seeks damages and a declaration that the agreement is in force and effect.  We filed our Answer on November 19, 2001.  The Complaint also named as a defendant Universal Wrestling Corp. (“Universal, Inc.”), formerly known as World Championship Wrestling, Inc.  Due to a conflict between Universal, Inc. and plaintiff’s counsel, by agreement of the parties Universal, Inc. was dismissed from the suit. On December 28, 2001, the plaintiff commenced a separate action against Universal, Inc., filed in the same court as a related action to the suit pending against us.  We are defending Universal, Inc. in connection with these claims.  The two suits have been consolidated for discovery and trial.  On December 14, 2001, we filed a motion to dismiss all claims against us.  That motion was denied on March 14, 2002.  On May 15, 2003 we filed a motion for summary judgment on all claims.  Universal similarly filed a motion for summary judgment on all claims against us.  Oral argument in respect of both motions for summary judgment have been scheduled for July 25, 2003.  We have denied liability and intend to defend the action vigorously.  An unfavorable outcome of this suit may have a material adverse effect on our financial condition or results of operations.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

IPO Class Action

          On December 5, 2001, a purported class action Complaint was filed against us asserting claims for alleged violations of the federal securities laws.  Also named as defendants in this suit were Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Credit Suisse First Boston Corporation, WIT Capital Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Chase H&Q (Hambrecht & Quist LLC) (collectively, the “Underwriter Defendants”), Vincent K. McMahon, Linda E. McMahon and August J. Liguori (collectively, the “Individual Defendants”).  The complaint alleges, inter alia, (i) claims under Section 11 of the Securities Act against all defendants, (ii) claims under Section 12(2) of the Securities Act against the Underwriter Defendants, (iii) claims under Section 15 of the Securities Act against us and the Individual Defendants, (iv) claims under Section 10(b) of the Exchange Act and Rule 10(b)(5) against all defendants, and (v) claims under Section 20(a) of the Exchange Act against the Individual Defendants.  According to the allegations of the Complaint, the Underwriter Defendants allegedly engaged in manipulative practices by, inter alia, pre-selling allotments of shares of our stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements which allegedly artificially inflated our stock price.  The plaintiff further alleges that we knew or should have known of such unlawful practices.  As relief, the Complaint seeks (i) a ruling that the suit is properly maintainable as a class action, (ii) unspecified class damages and statutory compensation against all defendants, jointly and severally, (iii) an award of attorneys’ fees and costs, and (iv) such other relief as the court deems proper.  We deny all allegations against us, believe that we have meritorious defenses on plaintiffs’ claims, and intend to defend this action vigorously.  We understand that nearly 1,000 suits with similar claims and/or allegations have been filed over the past couple of years against companies which have gone public in that general time period.  All of these claims have been consolidated before the same judge in the United States District Court for the Southern District of New York.  We were part of a motion to dismiss filed on behalf of all issuers on July 15, 2002.  On February 19, 2003, the court issued its ruling granting in part and denying in part the issuers’ motion. Specifically, the court granted the motion dismissing the Section 10(b) claims against us and denied the motion as to Section 11 claims against us.  A settlement between the class plaintiffs and the issuer defendants, including WWE and the Individual Defendants, currently is being contemplated.  Although we cannot predict the likelihood of such settlement being reached on the terms currently being contemplated, if it were, we anticipate that it would not have a material adverse effect on us.

          We are not currently a party to any other material legal proceedings.  However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings.  The ultimate outcome of these other matters is not expected to have a material adverse effect on our financial condition or results of operations.

12.   Stockholders’ Equity

          On October 15, 1999, we filed an amended and restated certificate of incorporation which, among other things, authorized 60,000,000 shares of new Class B common stock, par value $.01 per share, reclassified each outstanding share of World Wrestling Entertainment, Inc. common stock into 566,670 shares of Class B common stock, authorized 180,000,000 shares of new Class A common stock, par value $.01 per share, and authorized 20,000,000 shares of preferred stock, par value $.01 per share.  Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder.  The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock.  Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Mr. Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.

          In July 2002, our Board of Directors approved an employee stock purchase plan, the World Wrestling Entertainment 2002 Employee Stock Purchase Plan (the “ESPP”).  Under the plan, any regular full-time employee may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock.  The purchase price is 85% of the fair market value at certain plan-defined dates. At April 30, 2003, approximately 35 employees were participants in the plan.  In fiscal 2003, employee participants purchased approximately 11,600 shares of our common stock under the plan at a price of $7.07 per share.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          In July 1999, we adopted the 1999 Long-Term Incentive Plan (“LTIP”). The LTIP provides for grants of options as incentives and rewards to encourage employees, directors, consultants and performers in our long-term success. The LTIP provides for grants of options to purchase shares at a purchase price equal to the fair market value on the date of the grant. The options expire 10 years after the date of the grant and are generally exercisable in installments beginning one year from the date of the grant. The LTIP also provides for the grant of other forms of equity-based incentive awards as determined by the Compensation Committee of the Board of Directors. Of our total options outstanding, 1,172,000 were granted to independent contractors consisting primarily of our performers. With respect to the options granted to independent contractors, we recorded a charge of $1,092 (of which, $332 was included in discontinued operations) for 2001. The options granted to employees have been accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Presented below is a summary of the LTIP’s activity for the three years ended April 30, 2003.

	Options	Weighted Average Exercise Price

Options outstanding at May 1, 2000	5,348,500	$17.00
Options granted	1,666,200	$14.42
Options canceled	(194,000)	$17.00
Options exercised	(150,000)	$17.00

Options outstanding at April 30, 2001	6,670,700	$16.36
Options granted	5,000	$13.82
Options canceled	(390,100)	$16.20
Options exercised	(32,000)	$12.94

Options outstanding at April 30, 2002	6,253,600	$16.40
Options granted	1,219,000	$13.02
Options canceled	(476,900)	$15.44
Options exercised	(31,250)	$12.94

Options outstanding at April 30, 2003	6,964,450	$15.89

Options available for future grants at April 30, 2003	2,822,350

          The number of options exercisable as of April 30, 2003, 2002 and 2001 was 5,021,600, 3,618,735 and 1,832,743, respectively. The following table summarizes information for options outstanding and exercisable as of April 30, 2003:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$7.66 – $21.00	6,964,450	7.1 years	$15.89	5,021,600	$16.74

13.   Employee Benefit Plans

          We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant’s contributions, up to 6% of eligible compensation (maximum 3% matching contribution). We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions and additional discretionary contributions to the 401(k) plan was $840, $865, and $635 during 2003, 2002 and 2001, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

14.   Related Party Transactions

          A member of our Board of Directors also was an independent contractor engaged by us to perform television syndication services during 2003, 2002 and 2001.  In 2003 this director received $280 and in 2002 and 2001 this director received $60 for his services as an independent contractor.

          In June 2003, we purchased approximately 2.0 million shares of our common stock from Viacom, Inc. for approximately $19,246, which was a slight discount to the then market value of our common stock.  This transaction did not affect other aspects of our business relationship with Viacom.

15.   Segment Information

          Our continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise.  Our live and televised entertainment segment consists of live events and television programming.  Our branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos.  The results of operations for The World and for the XFL are not included in the segment reporting as they are classified separately as discontinued operations in our consolidated financial statements (See Note 18).  We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $51,840, $38,459 and $28,941 for 2003, 2002 and 2001, respectively.  The table presents information about the financial results of each segment for 2003, 2002 and 2001 and assets as of April 30, 2003 and 2002. Unallocated assets consist primarily of cash, short-term investments and real property and other investments.

	April 30,

	2003	2002	2001

Net revenues:
Live and televised entertainment	$295,432	$323,458	$335,668
Branded merchandise	78,832	86,164	102,471

Total net revenues	$374,264	$409,622	$438,139

Depreciation and amortization:
Live and televised entertainment	$3,709	$3,205	$2,839
Branded merchandise	2,062	—	—
Corporate	5,194	7,389	1,932

Total depreciation and amortization	$10,965	$10,594	$4,771

Operating income (loss):
Live and televised entertainment	$88,266	$113,924	$130,625
Branded merchandise	23,362	20,829	29,070
Corporate	(85,021)	(90,040)	(72,527)

Total operating income	$26,607	$44,713	$87,168

Assets:
Live and televised entertainment	$73,727	$78,799
Branded merchandise	17,395	18,453
Unallocated (1)	341,529	393,754

Total assets	$432,651	$491,006

(1) Includes assets of discontinued operations of $21,129 and $44,256 as of April 30, 2003 and 2002, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

16.   Financial Instruments and Off-Balance Sheet Risk

Concentration of Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk are principally bank deposits, short-term investments and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions.  Short-term investments primarily consist of AAA or AA rated instruments.  Except for receivables from cable companies related to pay-per-view events, concentrations of credit risk with respect to trade receivables are limited due to the large number of customers.  A significant portion of trade receivables for pay-per-view events is received from our pay-per-view administrator, who collects and remits payments to us from individual cable system operators.  We perform ongoing evaluations of our customers’ financial condition, including our pay-per-view administrator, and we monitor our exposure for credit losses and maintain allowances for anticipated losses.

Fair Value of Financial Instruments — The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the short-term nature, and maturity of such instruments. Our debt primarily consists of the mortgage related to our corporate headquarters, which has an annual interest rate of 7.6%. Due to the recent decreases in mortgage rates, this debt is now at a rate in excess of market, however due to the terms of our agreement we are prohibited from refinancing for several years.

17.   Quarterly Financial Summaries (unaudited)

	1st Quarter	1st Quarter	2nd Quarter	2nd Quarter	3rd Quarter	3rd Quarter	4th Quarter	4th Quarter

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

2003
Net revenues	$85,449	$85,449	$90,323	$90,323	$92,565	$92,565	$105,927	$105,927
Gross profit	$28,831	$28,831	$28,150	$28,151	$35,854	$35,854	$44,086	$44,085
Income from continuing operations	$3,855	$3,790	$259	$195	$5,988	$5,923	$6,260	$6,194
Loss from discontinued operations (1)	$(1,327)	$(1,327)	$(1,863)	$(1,863)	$(21,988)	$(21,988)	$(10,379)	$(10,379)
Net income (loss)	$2,528	$2,463	$(1,604)	$(1,668)	$(16,000)	$(16,065)	$(4,119)	$(4,185)
Earnings (loss) per common share: basic and diluted
Continuing operations	$0.05	$0.05	$0.00	$0.00	$0.09	$0.08	$0.09	$0.09
Discontinued operations (1)	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.31)	$(0.31)	$(0.15)	$(0.15)
Net income (loss)	$0.04	$0.03	$(0.02)	$(0.02)	$(0.23)	$(0.23)	$(0.06)	$(0.06)

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	1st Quarter	1st Quarter	2nd Quarter	2nd Quarter	3rd Quarter	3rd Quarter	4th Quarter	4th Quarter

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

2002
Net revenues	$87,006	$87,006	$95,031	$95,031	$95,986	$95,986	$131,599	$131,599
Gross profit	$30,987	$30,987	$34,177	$34,177	$35,254	$35,254	$58,080	$58,080
Income from continuing operations	$12,707	$11,155	$5,953	$5,888	$5,420	$2,317	$18,418	$18,353
Loss from discontinued operations (2)	$(715)	$(715)	$(1,112)	$(1,112)	$4,010	$4,010	$(2,448)	$(2,448)
Cumulative effect of change in accounting principle, net	—	$1,487	—	—	—	—	—	—
Net income	$11,992	$11,927	$4,841	$4,776	$9,430	$6,327	$15,970	$15,905
Earnings (loss) per common share: basic and diluted
Continuing operations	$0.17	$0.15	$0.08	$0.08	$0.07	$0.03	$0.25	$0.25
Discontinued operations (2)	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$0.05	$0.05	$(0.03)	$(0.03)
Cumulative effect of change in accounting principle, net	—	$0.02	—	—	—	—	—	—
Net income	$0.16	$0.16	$0.07	$0.07	$0.13	$0.09	$0.22	$0.22

(1)  Our discontinued operations include an after-tax impairment charge of $20,413 recorded in the third quarter of 2003 and after-tax charges related to the shut down of The World of $8,866 recorded in the fourth quarter of 2003 (see Note 18).

(2)  For the third quarter of 2002, our discontinued operations reflect the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits.

(3)  For the third quarter of 2002, our income from continuing operations reflected  $4,900 of license and contract termination costs arising from the termination of certain WCW license and related agreements assumed in the WCW asset acquisition.

The World
In fiscal 2003, we recorded estimated shut-down costs of approximately $12,100, or $8,900 after tax, in connection with the closing of our operations of The World.  The following is a listing of the major components included in the $12,100 charge:

Rent expense and other related costs	$9,900
Severance and other related costs	1,100
Impairment of fixed assets	1,000
Inventory reserves	100

Total	$12,100

          The costs associated with these disposal activities have been classified in discontinued operations in our Consolidated Statements of Operations for the year ended April 30, 2003.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          Rent expense and other related costs-  In determining the shut-down costs for the rent expense associated with the lease of The World, we followed the guidance established in paragraph 16 of SFAS 146.  We closed the restaurant in February 2003 and the retail store in April 2003.  By April 30, 2003, we had physically vacated the premises, with no intention to reoccupy, and began to show the space to potential sub-lease tenants in early fiscal 2004.  Accordingly, no future economic benefit will be received by us from this operation.  In calculating our accrual for the costs that will continue to be incurred under this contract through its October, 2017 term, we assumed no sub-let income in fiscal 2004 and assumed sub-let income of 75% of the lease payments beginning in fiscal 2005.  Based upon discussions with real estate brokers in New York City and a real estate appraiser engaged by us, it was determined to be probable that the property would not be rented within fiscal 2004.  Factors include the large space of the facility, its unique Times Square location, the remaining term of the lease (15 years) and the expected time needed to re-fit the space by any potential new tenant.

          We analyzed broker fees incurred for similar type properties with multi-year leases in New York City in order to quantify the expected broker fee for the sublease of The World, and subsequently recorded as of April 30, 2003, approximately $900, which is included in the caption Rent expense and other related costs above.

          Severance and other related costs- The World’s employees were involuntarily terminated.  The termination payments made to them were not contingent upon any future service.  In accordance with paragraphs 8 and 9 of SFAS No. 146, we expensed the $1,100 of estimated payments, of which approximately $700 had been paid as of April 30, 2003.

          Impairment of fixed assets- The $1,000 fixed assets impairment charge included in shut-down costs represented the remaining net book value of the assets at The World which were deemed to have no value.

          Inventory Reserves- We also recorded a $100 charge related to the write-off of the remaining miscellaneous inventory used in the operation of The World.

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

          The results of The World business, which has been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

	Year ended April 30,

	2003	2002	2001

Discontinued Operations:
Loss from The World operations, net of taxes of $16,359, 3,006 and $999 for 2003, 2002 and 2001, respectively	$(26,691)	$(4,903)	$(1,629)
Estimated loss on shut-down of The World, net of taxes of $3,257	(8,866)	—	—

Loss from discontinued operations	$(35,557)	$(4,903)	$(1,629)

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	Year ended April 30,

	2003	2002

Assets:
Cash	$586	$263
Accounts receivable	5	74
Income tax receivable	5,343	4,004
Prepaid expenses	94	69
Inventory	65	400
Property and equipment	—	32,545
Deferred income taxes, net of valuation allowance of $1,350	14,437	460
Goodwill	—	2,534

Total Assets	$20,530	$40,349

Liabilities:
Accounts payable	$19	$622
Accrued expenses	10,648	2,005
Deferred income	—	224

Total Liabilities	$10,667	$2,851

XFL

          In early May 2001, we formalized our decision to discontinue operations of the XFL, and accordingly reported XFL operating results and estimated shut-down costs as Discontinued Operations in the Consolidated Statements of Operations for the year ended April 30, 2001.  Estimated shut-down costs of approximately $27,000 consisted of fixed asset and other asset impairment charges of approximately $9,600, contractual labor costs of approximately $8,400, workers’ compensation and severance costs of approximately $5,400, lease costs of approximately $1,700 and other shut-down related costs of approximately $2,600.

          During 2002, as a result of the reversal of shut-down reserves that were no longer required and the recognition of certain tax benefits, we recorded income from discontinued operations of $4,638, net of minority interest and taxes. The remaining shut-down liabilities consist primarily of XFL medical and other shut-down costs of approximately $835.

          The $4,638 reversal during fiscal 2002 was the result of two factors: $1,067, net of tax and minority interest, related to the reversal of shut-down accruals noted above as well as $3,571 of a tax benefit related to the reversal of a tax valuation allowance. During the third quarter of fiscal 2002 we performed a detailed analysis of the remaining XFL accruals, as sufficient time had passed from the initial shut down to ascertain whether other liabilities related to the shutdown were still outstanding.  Based upon lower than expected costs related to professional and legal fees, severance and health insurance among other things, $3,442 was determined to be the excess shutdown related accrual.  Since the XFL was a 50-50 partnership with NBC, we were entitled to 50% of this $3,442 reversal, or $1,721 ($1,067, net of tax).

          As a result of additional costs incurred in connection with the formation of the XFL joint venture, we had an additional $10,700 of tax basis in its partnership investment.  This additional basis resulted in a deferred tax benefit of approximately $4,100 when the underlying costs were written off for GAAP purposes.  The deferred tax benefit was in the form of a capital loss carryforward.  Based on the evidence available at April 30, 2001, we determined that it was more likely than not that $3,571 of the capital loss carryforward could not be realized and accordingly, a valuation allowance was recorded against this deferred tax asset in discontinued operations.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          During the subsequent fiscal year, we entered into an agreement which provided for a liquidating distribution of certain assets of the partnership to us.  As a result of this distribution, we determined that the additional tax basis would be allocated to the distributed assets and depreciated for tax purposes, and accordingly, be fully deductible against ordinary income.  Because of this significant change in facts, we determined that the tax benefits resulting from this additional tax basis could be fully realized.  Accordingly, the valuation allowance was reversed resulting in a tax benefit recorded in discontinued operations

          On June 12, 2000, we sold approximately 2.3 million newly-issued shares of our Class A common stock at $13 per share to NBC, for a total investment of $30,000. As a result of this stock sale, which was at a below-market price, we recorded a deferred cost of $10,673, which was being amortized over 30 month term of the XFL broadcast agreement. Amortization of $3,699 during fiscal 2001 was reflected in discontinued operations.  As a result of our decision to discontinue operations of the XFL, we wrote off the remaining deferred cost of $6,974.  In May 2002, we repurchased 2.3 million shares of our Class A common stock from NBC for $27,692, which was a discount to the then market value of our common stock.  These shares were included in Treasury Stock in our Consolidated Balance Sheet as of April 30, 2003.

          The results of the XFL business, which has been classified as discontinued operations in the consolidated financial statements, are summarized as follows:

	Year ended April 30,

	2003	2002	2001

Discontinued Operations:
Loss from XFL operations, net of minority interest of $42,940 and applicable income tax benefits of $17,679	$—	$—	$(31,293)
Estimated income (loss) on shutdown of the XFL, net of minority interest of $1,721 and 13,907 and applicable income tax benefits of $2,917 and $5,265 for 2002 and 2001, respectively	—	4,638	(15,617)

Income (loss) from discontinued operations	$—	$4,638	$(46,910)

	As of April 30,

	2003	2002

Assets:
Cash	$599	$3,907

Total Assets	$599	$3,907

Liabilities:
Accounts payable	—	$39
Accrued expenses	913	4,974
Due to World Wrestling Entertainment, Inc.	262	115
Minority interest	(288)	(611)

Total Liabilities	$887	$4,517

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

19.   Subsequent Event

On June 13, 2003, our Board of Directors approved the payment of a quarterly dividend of $0.04 per share on all Class A and Class B common shares.  The record date for the first such dividend is June 27, 2003 and the payment date is on or about July 10, 2003.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (as restated)
(dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period

For the Year Ended April 30, 2003
Allowance for doubtful accounts	$2,840	$3,697	$(1,253)	$5,284
Inventory obsolescence reserve	2,351	797	(2,256)	892
Publishing (2)	4,178	29,327	(28,379)	5,126
Home video (2)	3,150	5,366	(7,020)	1,496
Advertising underdelivery (2)	3,935	4,813	(1,827)	6,921
For the Year Ended April 30, 2002
Allowance for doubtful accounts	$1,868	$900	$72	$2,840
Inventory obsolescence reserve	457	3,780	(1,886)	2,351
Publishing (2)	2,428	23,093	(21,343)	4,178
Home video (2)	1,200	6,187	(4,237)	3,150
Advertising underdelivery (2)	1,750	2,957	(772)	3,935
For the Year Ended April 30, 2001
Allowance for doubtful accounts	$1,085	$1,239	$(456)	$1,868
Inventory obsolescence reserve	2,071	803	(2,417)	457
Publishing (2)	2,245	18,038	(17,855)	2,428
Home video (2)	1,662	3,059	(3,521)	1,200
Advertising underdelivery (2)	944	962	(156)	1,750

(1) Deductions are comprised primarily of disposals of obsolete inventory, write-offs of specific bad debts, returns and advertising “make-goods” for underdelivery.  When the Company does not deliver the guaranteed rating, additional spots, commonly referred to as  ‘make-goods’ or at times, a cash refund, is given to the customer.

(2) Such valuation and qualifying accounts were previously omitted and have been included for the three years in the period ended April 30, 2003.