Form 10-Q/A
period 2003-07-25
WORLD WRESTLING ENTERTAINMENTINC
filed 2004-04-23
CIK 1091907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

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

This amendment is being filed to reflect the restatement of the Company’s condensed consolidated financial statements as discussed in Note 2 thereto, and other information related to such restated financial statements.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended

	July 25, 2003	July 26, 2002

	(as restated, see Note 2)	(as restated, see Note 2)
Net revenues	$74,675	$85,449
Cost of revenues	49,261	56,618
Selling, general and administrative expenses	19,561	21,787
Stock compensation costs	158	—
Depreciation and amortization	2,829	2,097

Operating income	2,866	4,947
Interest income	1,650	1,099
Interest expense	185	191
Other income, net	55	21

Income before income taxes	4,386	5,876
Provision for income taxes	1,643	2,086

Income from continuing operations	2,743	3,790

Loss from discontinued operations, net of tax	(158)	(1,327)

Net income	$2,585	$2,463

Earnings (loss) per common share - basic and diluted:
Continuing operations	$0.04	$0.05
Discontinued operations	0.00	(0.02)

Net income	$0.04	$0.03

Weighted average common shares outstanding:
Basic	69,046	71,110
Diluted	69,154	71,130

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)

	As of July 25, 2003	As of April 30, 2003

	(as restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,237	$128,473
Short-term investments	145,760	142,641
Accounts receivable (less allowance for doubtful accounts of $3,022 as of July 25, 2003 and $5,284 as of April 30, 2003)	35,565	49,729
Inventory, net	903	839
Prepaid expenses and other current assets	17,438	18,443
Assets of discontinued operations	20,953	21,129

Total current assets	337,856	361,254
PROPERTY AND EQUIPMENT, NET	57,842	59,325
INTANGIBLE ASSETS, NET	5,838	4,625
OTHER ASSETS	7,411	7,447

TOTAL ASSETS	$408,947	$432,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$791	$777
Accounts payable	12,767	14,188
Accrued expenses and other liabilities	38,185	34,991
Deferred income	20,230	24,662
Liabilities of discontinued operations	10,299	11,554

Total current liabilities	82,272	86,172
LONG-TERM DEBT	8,933	9,126
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	182	182
Class B common stock	548	548
Treasury stock	(49,815)	(30,569)
Additional paid-in capital	297,473	297,315
Accumulated other comprehensive (loss) income	(121)	243
Retained earnings	69,475	69,634

Total stockholders’ equity	317,742	337,353

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,947	$432,651

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended

	July 25, 2003	July 26, 2002

	(as restated, see Note 2)	(as restated, see Note 2)
OPERATING ACTIVITIES:
Net income	$2,585	$2,463
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	158	1,327
Depreciation and amortization	2,829	2,097
Amortization of deferred income	(335)	(318)
Stock compensation costs	158	—
Provision for doubtful accounts	(1,976)	463
Provision for inventory obsolescence	(128)	314
Changes in assets and liabilities:
Accounts receivable	16,141	12,498
Inventory	64	162
Prepaid expenses and other assets	993	382
Accounts payable	(1,420)	(4,882)
Accrued expenses and other liabilities	3,475	2,590
Deferred income	(4,097)	(961)

Net cash provided by continuing operations	18,447	16,135
Net cash used in discontinued operations	(1,236)	(3,977)

Net cash provided by operating activities	17,211	12,158

INVESTING ACTIVITIES:
Purchase of property and equipment	(980)	(1,266)
Purchase of other assets	(1,487)	—
Purchase of short-term investments, net	(3,811)	(828)

Net cash used in continuing operations	(6,278)	(2,094)
Net cash used in discontinued operations	—	(895)

Net cash used in investing activities	(6,278)	(2,989)

FINANCING ACTIVITIES:
Repayments of long-term debt	(158)	(147)
Obligations under capital lease agreement	(21)	—
Purchase of treasury stock	(19,246)	(27,693)
Dividends paid	(2,744)	—
Net proceeds from exercise of stock options	—	404

Net cash used in continuing operations	(22,169)	(27,436)
Net cash provided by discontinued operations	—	322

Net cash used in financing activities	(22,169)	(27,114)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,236)	(17,945)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	128,473	86,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,237	$68,451

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$1,022	$1,030
Cash paid during the period for interest	$179	$190

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statement of  Stockholders’ Equity and Comprehensive (Loss) Income
(dollars and shares in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Shares	Amount	Shares	Amount

Balance, May 1, 2003	72,996	$730	2,579	$(30,569)	$297,315	$243	$69,634	$337,353
Comprehensive income:
Translation adjustment		—		—	—	123	—	123
Unrealized holding loss, net of tax		—		—	—	(487)	—	(487)
Net income (as restated)		—		—	—	—	2,585	2,585

Total comprehensive income (as restated)								2,221

Dividends paid		—		—	—	—	(2,744)	(2,744)

Stock compensation costs		—		—	158	—	—	158
Purchase of treasury stock		—	2,028	(19,246)	—	—	—	(19,246)

Balance, July 25, 2003 (as restated)	72,996	$730	4,607	$(49,815)	$297,473	$(121)	$69,475	$317,742

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended April 30, 2003.

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

Our discontinued operations consisted primarily of food and beverage and retail revenues generated from our entertainment complex.

2.	Restatement

Subsequent to the issuance of our financial statements for the three months ended July 25, 2003, we determined that certain changes should be made to the accounting related to the March 2001 acquisition of certain assets of World Championship Wrestling, Inc. (“WCW”) and that our financial statements should be restated to reflect such changes.  Specifically, $1,655 capitalized as intangible assets during fiscal 2001 and $4,900 capitalized as intangible assets in fiscal 2002 have now been accounted for as selling, general and administrative expense during those periods.  These costs arose from the termination of certain WCW license and related agreements assumed in the transaction.  In addition, the $2,500 purchase price, which had been classified as an indefinite lived intangible asset and thus not amortized, is now being amortized over an estimated useful life of six years resulting in additional amortization expense of $105 for the three months ended July 25, 2003 and July 26, 2002.

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

There were no changes to revenues or cost of revenues as a result of this restatement.

We have also changed the presentation of interest income and other, net which has been reclassified as separate line items for each period presented, instead of being combined as a single line item as previously reported.

Additionally, certain disclosures previously omitted from the notes have been included; principally Note 10, “Discontinued Operations” has been restated to include disclosures relating to shutdown accruals.

The significant effects of this restatement on previously reported amounts are summarized as follows:

(Dollars in thousands, except per share amounts)

	Three months ended July 25, 2003		Three months ended July 26, 2002

	As previously reported	As restated	As previously reported	As restated

Consolidated Statements of Operations:
Depreciation and amortization	$2,724	$2,829	$1,992	$2,097
Operating income	2,971	2,866	5,052	4,947
Interest income and other, net	1,520	—	929	—
Interest income	—	1,650	—	1,099
Interest expense	—	185	—	191
Other income, net	—	55	—	21
Income from continuing operations before income taxes	4,491	4,386	5,981	5,876
Provision for income taxes	1,683	1,643	2,126	2,086
Income from continuing operations	2,808	2,743	3,855	3,790
Net income	$2,650	$2,585	$2,528	$2,463
Earnings per share (basic and diluted):
Net income	$0.04	$0.04	$0.04	$0.03

	As of July 25, 2003

	As previously reported	As restated

Consolidated Balance Sheets:
Intangible assets, net	$13,373	$5,838
Other assets	4,547	7,411
Total assets	413,618	408,947
Retained earnings	74,146	69,475
Total stockholders’ equity	322,413	317,742
Total liabilities and stockholders’ equity	$413,618	$408,947

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

Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three months ended July 25, 2003 and July 26, 2002 would have been impacted as shown in the following table:

		Three months ended

		July 25, 2003	July 26, 2002

Reported income from continuing operations		$2,743	$3,790
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	98	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(754)	(1,028)

Pro forma income from continuing operations		$2,087	$2,762

Reported basic and diluted earnings from continuing operations per common share		$0.04	$0.05
Pro forma basic and diluted earnings from continuing operations per common share		$0.03	$0.04

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

In June 2003, we granted 792,500 options at an exercise price of $9.60 and granted 178,000 restricted stock units at an average price per share of $9.60.  Such issuances were granted to officers and employees under our 1999 Long-term Incentive Plan (the “Plan”) which was approved by our stockholders.   Total compensation costs related to the grant of restricted stock units, based on the estimated value of the units on

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

the grant date, is $1,709 and will be amortized over the vesting period, which is seven years, unless targeted EBITDA of $65,000 is met for any fiscal year during the vesting period.  In that event, the unvested restricted stock units immediately vest and accordingly, the unamortized balance at that date would be expensed.  EBITDA is a measure of our operating performance, and is defined in the Plan as earnings before interest, taxes, depreciation and amortization.

Stock-based compensation expense related to the restricted stock grant for the three months ended July 25, 2003 was $158 ($98 net of tax).  No compensation expense was recorded for the options granted under the intrinsic accounting method followed by the Company.

4.	Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended

	July 25, 2003	July 26, 2002

Weighted average common shares outstanding:
Basic	69,045,995	71,110,001
Diluted	69,154,113	71,129,655
Dilutive effect of outstanding options and restricted stock units	108,118	19,654
Anti-dilutive outstanding options	6,613,550	6,258,000

5.	Segment Information

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

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended

	July 25, 2003	July 26, 2002

Net Revenues:
Live and televised entertainment	$62,693	$67,816
Branded merchandise	11,982	17,633

Total net revenues (1)	$74,675	$85,449

Depreciation and Amortization:
Live and televised entertainment	$1,058	$807
Branded merchandise	642	374
Corporate	1,129	916

Total depreciation and amortization	$2,829	$2,097

Operating Income:
Live and televised entertainment	$17,669	$18,939
Branded merchandise	2,054	3,632
Corporate	(16,857)	(17,624)

Total operating income	$2,866	$4,947

	As of

	July 25, 2003	April 30, 2003

Assets:
Live and televised entertainment	$56,755	$73,727
Branded merchandise	18,356	17,395
Unallocated (2)	333,836	341,529

Total assets	$408,947	$432,651

(1) – Included in net revenues for the three months ended July 25, 2003 and July 26, 2002 was $335 and $318, respectively, related to the amortization of deferred revenue resulting from the receipt of warrants. Warrants received from our licensees and our television programming distributor are initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model.    A corresponding amount is recorded as deferred revenue and is amortized into operating income over the life of the related agreements using the straight-line method.

(2) – Includes assets of discontinued operations of $20,953 and $21,129 as of July 25, 2003 and April 30, 2003, respectively.

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	As of

	July 25, 2003	April 30, 2003

Land, buildings and improvements	$51,068	$51,009
Equipment	41,267	40,374
Vehicles	639	639
Property under capital lease	1,056	1,056

	94,030	93,078
Less accumulated depreciation and amortization	36,188	33,753

Total	$57,842	$59,325

Depreciation and amortization expense for property and equipment was $2,474 and $1,992 for the three months ended July 25, 2003 and July 26, 2002, respectively.

7.	Intangible Assets

Intangible assets consisted of the following:

	As of July 25, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,568	$(250)	$4,318
Trademarks and trade names	2,500	(980)	1,520

	$7,068	$(1,230)	$5,838

	As of April 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$3,000	$—	$3,000
Trademarks and trade names	2,500	(875)	1,625

	$5,500	$(875)	$4,625

During the three months ended July 2003, we acquired a film library and certain other assets for $1,568, which will be amortized, using the straight-line method, over three years.

Amortization expense for the three months ended July 25, 2003 and July 26, 2002, was $355 and $105, respectively.

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Estimated amortization expense for each of the years ending is as follows:

April 30, 2004	$1,809
April 30, 2005	1,940
April 30, 2006	1,940
April 30, 2007	504

$6,193

8.	Investments

Short-term investments consisted of the following as of July 25, 2003 and April 30, 2003:

	July 25, 2003

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds	$146,322	$(562)	$145,760

	April 30, 2003

	Cost	Unrealized Holding Gain	Fair Value

Government obligations	$63,755	$—	$63,755
Corporate obligations and other	38,711	—	38,711
Fixed-income mutual funds	40,027	148	40,175

Total	$142,493	$148	$142,641

9.	Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

 There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003.  We cannot quantify the potential impact that an unfavorable outcome of the Fund’s damage claim could have on our financial condition, results of operations or liquidity if such a claim were ever to be presented, but based solely on the Fund’s unsubstantiated informal assertions, it could be material.

Shenker & Associates

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003, except for the following.  On May 23, 2003, we filed a motion for sanctions asserting significant litigation misconduct by the plaintiff, for which we are seeking, among other things, dismissal of all claims against us.  That motion is currently pending before the court.  Discovery in the consolidated cases has been extended through October 2003 to allow us to pursue our claims in both actions.  With regard to the plaintiff’s claims, we have denied liability and intend to defend the action vigorously. An unfavorable outcome of this suit may have a material adverse effect on our financial condition or results of operations.

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Marvel Enterprises

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003, except for the following.  By Order dated July 31, 2003, the court granted our motion for summary judgment in its entirety and dismissed all claims asserted against us.  The plaintiff has thirty days from  the date of the order to appeal.  While we believe the Court’s decision to dismiss claims against us was correct, we are unable to predict whether the plaintiff will file an appeal, and if so, the likelihood of success of such an appeal.  The court also granted in part and denied in part Universal, Inc.’s  (formerly known as World Championship Wrestling, Inc.) motion for summary judgment.  Trial on the remaining claims asserted against Universal, Inc. is scheduled for October 21, 2003.  We are defending Universal in connection with those claims.  In light of the summary judgment rulings, we do not believe that an unfavorable outcome of the remaining claims against Universal, Inc. would have a material adverse effect on our financial condition or results of operations; however no assurances can be given in this regard.

IPO Class Action

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003, except for the following.  The class plaintiffs and the issuer defendants, including our officers named in the suit and us, have reached an agreement in principle for the settlement of all claims.  To that end, a memorandum of understanding concerning the terms of the settlement (the “MOU”) was circulated for approval among all issuer defendants.  While we strongly deny all allegations, we approved the MOU, subject to certain conditions, including, specifically, approval of the settlement as reflected in the MOU by our primary insurer.  It is our understanding that the significant majority of issuer defendants have approved the MOU as well.  We expect the settlement process will move forward toward the execution of a definitive settlement agreement; however no assurances can be given in this regard.  If a settlement is consummated on the terms set forth in the MOU, we believe it will not have a material adverse effect on our financial condition or results of operations.

We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings. The ultimate outcome of these other matters is not expected to have a material adverse effect on our financial condition or results of operations.

10.	Discontinued operations

During fiscal 2003, as a result of continued losses, we closed the restaurant and retail operations of The World. As a result, we recorded a charge of approximately $12,100 ($8,900, after tax) related to The World’s shutdown, the majority of which represented the present value of our obligations under the facility’s lease, less estimated sublease rental income over the lease term.  As of April 30, 2003, we had a remaining accrual balance of approximately $10,300 relating to the shutdown.  Included in the $10,300 was approximately $9,900 of accrued rent and other related costs and approximately $400 for accrued severance and other related costs.  The accrual for rent and other related costs assumed no sub-rental income for fiscal 2004 and assumed 75% sub-rental income for fiscal years 2005 through the end of the lease term, which is October 31, 2017.

World Wrestling Entertainment, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

The following table presents the activity in the accruals relating to the shutdown of The World during the three months ended July 25, 2003:

	Accrued Rent and Other Related Costs	Accrued Severance and Other Related Costs	Total

Balance as of April 30, 2003	$9,900	$400	$10,300
Amount paid during the three months ended July 25, 2003	700	300	1,000

Balance as of July 25, 2003	$9,200	$100	$9,300

Although we are actively seeking to sub-let the property, we have not found a tenant.   Our assumptions relating to the sub-rental income and the related rent accrual will continue to be monitored and adjusted accordingly.

In early May 2001, we formalized our decision to discontinue operations of the XFL. The results of The World business and the assets and liabilities of The World and the XFL have been classified as discontinued operations in our consolidated financial statements and are summarized as follows:

	Three months ended

	July 25, 2003	July 26, 2002

Discontinued operations:
Loss from The World operations, net of taxes of $97 and $814 for the three months ended July 25, 2003 and July 26, 2002, respectively	$(158)	$(1,327)

	As of

	July 25, 2003	April 30, 2003

Assets:
Cash	$899	$1,185
Accounts receivable	1	5
Income tax receivable	5,461	5,343
Prepaid expenses	90	94
Inventory	65	65
Deferred income taxes, net of valuation allowance of $1,350	14,437	14,437

Total Assets	$20,953	$21,129

Liabilities:
Accounts payable	$—	$19
Accrued expenses	10,353	11,561
Due to World Wrestling Entertainment, Inc.	234	262
Minority interest	(288)	(288)

Total Liabilities	$10,299	$11,554

Assets of the discontinued operations are stated at their estimated net realizable value.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 2 to the condensed consolidated financial statements, our financial statements have been restated.  The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations give effect to that restatement.

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

Results of Operations

First Quarter Ended July 25, 2003 compared to First Quarter Ended July 26, 2002   (Dollars in millions)

Net Revenues	July 25, 2003	July 26, 2002	better (worse)

Live and televised	$62.7	$67.8	(8)%
Branded merchandise	12.0	17.6	(32)%

Total	$74.7	$85.4	(13)%

     The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	July 25, 2003	July 26, 2002	better (worse)

Live events	$18.1	$19.1	(5)%
Number of events	84	87	(3)%
Average attendance	5,200	5,750	(10)%
Average ticket price (dollars)	$40.42	$37.92	7%
Pay-per-view	$13.8	$19.0	(27)%
Number of buys from domestic pay-per-view events	877,300	1,135,100	(23)%
Retail price	$34.95	$34.95	—%

	July 25, 2003	July 26, 2002	better (worse)

Advertising	$16.1	$16.7	(4)%
Average weekly household ratings for RAW	3.9	3.9	—%
Average weekly household ratings for SmackDown!	3.3	3.3	—%
Sponsorship revenues	$0.9	$1.5	(40)%
Television rights fees:
Domestic	$9.2	$8.4	10%
International	$5.5	$4.5	22%

In the first quarter of fiscal 2004, only two pay-per-view events were produced as compared to three in the prior year quarter.  This was due to the timing of our quarter end as compared to the date of our July pay-per-view event.

The increase in domestic television rights fees was due primarily to executive producer fees related to an upcoming feature film starring The Rock.

The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	July 25, 2003	July 26, 2002	better (worse)

Licensing	$2.2	$3.2	(31)%
Merchandise	$4.3	$6.3	(32)%
Per capita spending	$8.09	$8.93	(9)%
Publishing	$1.7	$3.5	(51)%
Net units sold	1,024,000	1,576,700	(35)%
Home video	$2.5	$3.5	(29)%
Net units sold:
DVD	214,000	188,000	14%
VHS	50,200	187,300	(73)%

Total	264,200	375,300	(30)%

Internet Advertising	$1.0	$0.9	11%

Of the $2.0 million decrease in merchandise revenues, approximately $1.3 million was due to lower attendance at our live events and a decrease in per capita spending and approximately $0.7 million was due to lower website and catalog sales of our merchandise.

Cost of Revenues	July 25, 2003	July 26, 2002	better (worse)

Live and televised	$41.4	$44.9	8%
Branded merchandise	7.9	11.7	32%

Total	$49.3	$56.6	13%

Profit contribution margin	34%	34%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	July 25, 2003	July 26, 2002	better (worse)

Live events	$14.2	$14.5	2%
Pay-per-view	$5.4	$7.8	31%
Advertising	$7.0	$7.7	9%
Television production costs	$11.8	$12.1	2%
Other	$3.0	$2.8	(7)%

Profit contribution margin for our live and televised businesses was approximately 34% for both periods.  The impact of airing one less pay-per-view event was offset by increased television rights fees and decreased television production costs.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	July 25, 2003	July 26, 2002	better (worse)

Licensing	$0.6	$1.1	45%
Merchandise	$3.4	$5.5	38%
Publishing	$1.6	$2.1	24%
Home video	$1.3	$2.0	35%
Digital media	$0.8	$1.0	20%

Profit contribution margin for our branded merchandise businesses was approximately 34% for both periods.

	July 25, 2003	July 26, 2002	better (worse)

Selling, General and Administrative Expenses	$19.6	$21.8	10%

The following chart reflects the amounts and percent change of certain significant overhead items:

	July 25, 2003	July 26, 2002	better (worse)

Staff related	$10.3	$8.9	(16)%
Legal	3.0	3.2	6%
Settlement of litigation	—	(3.5)	(100)%
Consulting and accounting	2.3	2.3	—
Advertising and promotion	1.1	4.6	76%
Bad debt	(2.0)	0.5	500%
All other	4.9	5.8	16%

Total SG&A	$19.6	$21.8	10%

SG&A as a percentage of net revenues	26%	26%

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

	July 25, 2003	July 26, 2002

Stock compensation costs	$0.2	$—

In June 2003, we granted 792,500 options at an exercise price of $9.60 per share and granted 178,000 restricted stock units at an average price per share of $9.60.  Such issuances were granted to officers and employees under our 1999 Long-Term Incentive Plan (the “Plan”).  Total compensation costs related to the grant of restricted stock units, based on the estimated value of the units on the grant date, is $1.7 million and will be amortized over the vesting period, which is seven years, unless EBITDA of $65.0 million is met for any fiscal year during the vesting period.  In that event, the unvested restricted stock units immediately vest and accordingly, the unamortized balance at that date would be expensed.  EBITDA is a measure of our operating performance, and is defined in the Plan as earnings from continuing operations before interest, taxes, depreciation and amortization.

	July 25, 2003	July 26, 2002	better (worse)

Depreciation and amortization	$2.8	$2.1	33%

The increase reflects amortization related to a film library acquired in fiscal 2003 and depreciation associated with our new WWE shopzone.com commerce engine.

	July 25, 2003	July 26, 2002	better (worse)

Interest income	$1.7	$1.1	55%

The increase reflects a higher overall rate of return on our investments in the current quarter.

	July 25, 2003	July 26, 2002	better (worse)

Interest expense	$0.2	$0.2	—

	July 25, 2003	July 26, 2002

Provision for income taxes	$1.6	$2.1
Effective tax rate	37%	36%

Discontinued Operations — The World. In fiscal 2003, we closed the operations of our entertainment complex, The World.  As a result, the operations of The World have been reflected in discontinued operations.  Loss from discontinued operations of The World, net of taxes, was $0.2 million for the three months ended July 25, 2003 as compared to a loss from discontinued operations, net of taxes, of $1.3 million for the three months ended July 25, 2002. The shutdown charge of $8.9 million recorded in our fiscal year ended April 30, 2003 in accordance with SFAS No. 146 assumed no sub-let income for fiscal 2004 and assumed 75% sub-rental income for fiscal years 2005 through the end of the lease term, which is October 31, 2017.  Although we are actively seeking to sub-let the property, we have not found a tenant.  Our assumptions relating to the sub-rental income and the related rent accrual will continue to be monitored and adjusted accordingly.  Rental payments for fiscal 2005, assuming no sub-let rental income, would be approximately $2.5 million.

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

Cash flows used for investing activities were $6.3 million and $3.0 million for the first quarter of fiscal 2004 and fiscal 2003, respectively. Capital expenditures for the three months ended July 25, 2003 were $1.0 million as compared to $1.3 million for the three months ended July 26, 2003.  For fiscal 2004, we estimate capital expenditures to be approximately $7.5 million – $10.0 million, which includes a conversion of our critical business and financial systems, television equipment and building improvements.  In July 2003, we acquired a film library and certain other assets for approximately $1.5 million.  As of August 21, 2003, we had approximately $164.9 million invested in fixed-income mutual funds, which primarily held AAA and AA debt rated instruments and $24.4 million in United States Treasury Notes.  Our investment policy is designed to assume a minimum of credit, interest rate and market risk.

Cash flows used in financing activities for the first quarter of fiscal 2004 were $22.2 million and were $27.1 million for the first quarter of fiscal 2003. In June 2003, we purchased approximately 2.0 million shares of our common stock from Viacom, Inc. for approximately $19.2 million, which was a slight discount to the then market value of our common stock. This transaction did not affect other aspects of our business relationship with Viacom.   We made this repurchase as we believed that it was an appropriate use of excess cash and was beneficial to our company and our stockholders.    In July 2003, we paid a quarterly dividend of $0.04 per share, or approximately $2.7 million, on all Class A and Class B common shares.

We have not entered into any contracts that would require us to make significant guaranteed payments other than those that were previously disclosed in the Liquidity and Capital Resource section of our Annual Report on Form 10-K/A for our fiscal year ended April 30, 2003.

We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital and capital expenditures as well as costs related to the shutdown of The World.

Application of Critical Accounting Policies

There have been no changes to our accounting policies that were previously disclosed in our Annual Report on Form 10-K/A for our fiscal year ended April 30, 2003 nor in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.  Amounts included in our consolidated balance sheet in accounts that we have identified as being subject to significant judgments and estimates were as follows:

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

The decrease in our allowance for doubtful accounts reflects the payment during fiscal 2004 of a previously fully reserved balance from a pay-per-view service.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iii) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines; (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, and in this regard our primary distribution agreement with Viacom runs until Fall 2006 for its UPN network and Fall 2005 for its Spike TV network.  Our primary television distribution agreement in the U.K. expires on December 31, 2004, and we are currently in negotiations to renew that contract.  We cannot give any assurance as to the result of these negotiations;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks if we expand into new and complementary businesses; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; and (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xvii) our Class A common stock has a relatively small public “float”. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations.  Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

As of July 25, 2003, we did not hold any derivative instruments.

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