Form 10-Q/A
period 2003-10-24
WORLD WRESTLING ENTERTAINMENTINC
filed 2004-04-23
CIK 1091907

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

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
Net revenues	$94,431	$90,323	$169,106	$175,772
Cost of revenues	52,227	62,172	101,488	118,790
Selling, general and administrative expenses	13,201	24,635	32,762	46,422
Stock compensation costs	158	—	316	—
Depreciation and amortization	2,977	2,203	5,806	4,300

Operating income	25,868	1,313	28,734	6,260
Interest income	1,238	(658)	2,888	441
Interest expense	207	188	392	379
Other income (loss), net	236	(71)	291	(50)

Income before income taxes	27,135	396	31,521	6,272
Provision for income taxes	10,316	201	11,959	2,287

Income from continuing operations	16,819	195	19,562	3,985

Income (loss) from discontinued operations, net of tax	266	(1,863)	108	(3,190)

Net income (loss)	$17,085	$(1,668)	$19,670	$795

Earnings (loss) per common share - basic and diluted:
Continuing operations	$0.25	$0.00	$0.28	$0.06
Discontinued operations	0.00	(0.03)	0.00	(0.05)

Net income (loss)	$0.25	$(0.03)	$0.28	$0.01

Weighted average common shares outstanding:
Basic	68,392	70,407	68,710	70,750
Diluted	68,586	70,407	68,860	70,750

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)

	As of October 24, 2003	As of April 30, 2003

	(as restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,449	$128,473
Short-term investments	190,992	142,641
Accounts receivable (less allowance for doubtful accounts of $3,015 as of October 24, 2003 and $5,284 as of April 30, 2003)	42,731	49,729
Inventory, net	1,024	839
Prepaid expenses and other current assets	20,029	18,443
Assets of discontinued operations	20,761	21,129

Total current assets	357,986	361,254
PROPERTY AND EQUIPMENT, NET	56,827	59,325
INTANGIBLE ASSETS, NET	5,487	4,625
OTHER ASSETS	9,104	7,447

TOTAL ASSETS	$429,404	$432,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$806	$777
Accounts payable	15,087	14,188
Accrued expenses and other liabilities	43,540	34,991
Deferred income	19,414	24,662
Liabilities of discontinued operations	9,531	11,554

Total current liabilities	88,378	86,172
LONG-TERM DEBT	8,716	9,126
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	136	182
Class B common stock	548	548
Treasury stock	—	(30,569)
Additional paid-in capital	247,926	297,315
Accumulated other comprehensive (loss) income	(122)	243
Retained earnings	83,822	69,634

Total stockholders’ equity	332,310	337,353

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,404	$432,651

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended

	October 24, 2003	October 25, 2002

	(as restated, see Note 2)	(as restated, see Note 2)
OPERATING ACTIVITIES:
Net income	$19,670	$795
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(108)	3,190
Depreciation and amortization	5,806	4,300
Amortization of warrants	(670)	(635)
Stock compensation costs	316	—
Provision for doubtful accounts	(1,976)	603
Provision for inventory obsolescence	(52)	513
Changes in assets and liabilities:
Accounts receivable	8,976	14,958
Inventory	(133)	(158)
Prepaid expenses and other assets	(1,592)	(3,114)
Accounts payable	899	(4,394)
Accrued expenses and other liabilities	8,918	(5,454)
Deferred income	(6,217)	685

Net cash provided by continuing operations	33,837	11,289
Net cash used in discontinued operations	(1,545)	(644)

Net cash provided by operating activities	32,292	10,645

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,458)	(5,173)
Purchase of other assets	(1,641)	—
(Purchase) sale of short-term investments, net	(49,172)	116

Net cash used in continuing operations	(53,271)	(5,057)
Net cash used in discontinued operations	—	(6,830)

Net cash used in investing activities	(53,271)	(11,887)

FINANCING ACTIVITIES:
Repayments of long-term debt	(381)	(294)
Stock repurchase, net	(19,182)	(29,554)
Dividends paid	(5,482)	—
Net proceeds from exercise of stock options	—	404

Net cash used in continuing operations	(25,045)	(29,444)
Net cash provided by discontinued operations	—	322

Net cash used in financing activities	(25,045)	(29,122)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,024)	(30,364)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	128,473	86,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,449	$56,032

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$4,448	$2,628
Cash paid during the period for interest	$393	$379
SUPPLEMENATAL NON-CASH INFORMATION:
Reciept of warrants	$1,638	$—

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statement of  Stockholders’ Equity and Comprehensive (Loss) Income
(dollars and shares in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Shares	Amount	Shares	Amount

Balance, May 1, 2003	72,996	$730	2,579	$(30,569)	$297,315	$243	$69,634	$337,353
Comprehensive income:
Translation adjustment		—		—	—	205	—	205
Unrealized holding loss, net of tax		—		—	—	(570)	—	(570)
Net income (as restated)		—		—	—	—	19,670	19,670

Total comprehensive income (as restated)								19,305

Dividends paid		—		—	—	—	(5,482)	(5,482)
Stock compensation costs		—		—	316	—	—	316
Purchase of treasury stock		—	2,028	(19,246)	—	—	—	(19,246)
Sale of common stock	9	—	9	103	(39)	—	—	64
Retirement of treasury stock	(4,616)	(46)	(4,616)	49,712	(49,666)	—	—	—

Balance, October 24, 2003 (as restated)	68,389	$684	—	$—	$247,926	$(122)	$83,822	$332,310

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

2.   Restatement

Subsequent to the issuance of our financial statements for the three and six months ended October 24, 2003, we determined that certain changes should be made to the accounting related to the March 2001 acquisition of certain assets of World Championship Wrestling, Inc. (“WCW”) and that our financial statements should be restated to reflect such changes.  Specifically, $1,655 capitalized as intangible assets during fiscal 2001 and $4,900 capitalized as intangible assets in fiscal 2002 have now been accounted for as selling, general and administrative expense during those periods.  These costs arose from the termination of certain WCW license and related agreements assumed in the transaction.  In addition, the $2,500 purchase price, which had been classified as an indefinite lived intangible asset and thus not amortized, is now being amortized over an estimated useful life of six years resulting in additional amortization expense of $105 for both the three months ended  October 24, 2003 and October 25, 2002  and $210 for both the six months ended October 24, 2003 and October 25, 2002.

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

As a result, we have restated our three and six months ended October 24, 2003 and October 25, 2002 financial statements to reflect the changes noted above.

Additionally, certain disclosures previously omitted from the notes have been included; principally Note 10, “Discontinued Operations” has been restated to include disclosures relating to shutdown accruals.

The significant effects of this restatement on previously reported amounts are summarized as follows:

(Dollars in thousands, except per share amounts)

	Three months ended October 24, 2003		Three months ended October 25, 2002

	As previously reported	As restated	As previously reported	As restated

Consolidated Statements of Operations:
Depreciation and amortization	$2,872	$2,977	$2,098	$2,203
Operating income	25,973	25,868	1,418	1,313
Interest income and other, net	1,267	—	(917)	—
Interest income	—	1,238	—	(658)
Interest expense	—	207	—	188
Other income (loss), net	—	236	—	(71)
Income from continuing operations before income taxes	27,240	27,135	501	396
Provision for income taxes	10,356	10,316	241	201
Income from continuing operations	16,884	16,819	260	195
Net income (loss)	$17,150	$17,085	$(1,603)	$(1,668)
Earnings per share (basic and diluted):
Continuing operations	$0.25	$0.25	$0.00	$0.00
Net income	$0.25	$0.25	$(0.02)	$(0.03)

	Six months ended October 24, 2003		Six months ended October 25, 2002

	As previously reported	As restated	As previously reported	As restated

Depreciation and amortization	$5,596	$5,806	$4,090	$4,300
Operating income	28,944	28,734	6,470	6,260
Interest income and other, net	2,787	—	12	—
Interest income	—	2,888	—	441
Interest expense	—	392	—	379
Other income (loss), net	—	291	—	(50)
Income from continuing operations before income taxes	31,731	31,521	6,482	6,272
Provision for income taxes	12,039	11,959	2,367	2,287
Income from continuing operations	19,692	19,562	4,115	3,985
Net income	$19,800	$19,670	$925	$795
Earnings per share (basic and diluted):
Continuing operations	$0.29	$0.28	$0.06	$0.06
Net income	$0.29	$0.28	$0.01	$0.01

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of October 24, 2003

	As previously reported	As restated

Consolidated Balance Sheet:
Intangible assets, net	$13,127	$5,487
Other assets	6,200	9,104
Total assets	434,140	429,404
Retained earnings	88,558	83,822
Total stockholders’ equity	337,046	332,310
Total liabilities and stockholders’ equity	$434,140	$429,404

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

Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three and six months ended October 24, 2003 and October 25, 2002 would have been impacted as shown in the following table:

		Three months ended		Six months ended

		October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Reported income from continuing operations		$16,819	$195	$19,562	$3,985
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	98	—	196	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(765)	(1,116)	(1,518)	(2,144)

Pro forma income (loss) from continuing operations		$16,152	$(921)	$18,240	$1,841

Reported basic and diluted earnings from continuing operations per common share		$0.25	$0.00	$0.28	$0.06

Pro forma basic earnings (loss) from continuing operations per common share		$0.24	$(0.01)	$0.27	$0.03

Pro forma diluted earnings (loss) from continuing operations per common share		$0.24	$(0.01)	$0.26	$0.03

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

Weighted average common shares outstanding:
Basic	68,392,354	70,407,229	68,710,001	70,749,703
Diluted	68,586,005	70,407,229	68,859,596	70,749,703
Dilutive effect of outstanding options and restricted stock units	193,651	—	149,595	—
Anti-dilutive outstanding options	7,421,050	7,248,925	7,421,050	7,248,925

5.   Segment Information

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

	Three months ended		Six months ended

	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Net Revenues:
Live and televised entertainment	$76,749	$70,652	$139,442	$138,468
Branded merchandise	17,682	19,671	29,664	37,304

Total net revenues (1)	$94,431	$90,323	$169,106	$175,772

Depreciation and Amortization:
Live and televised entertainment	1,028	$861	$2,086	$1,668
Branded merchandise	666	373	1,308	748
Corporate	1,283	969	2,412	1,884

Total depreciation and amortization	$2,977	$2,203	$5,806	$4,300

Operating Income:
Live and televised entertainment	$30,111	$16,951	$47,780	$35,890
Branded merchandise	6,171	5,032	8,225	8,664
Corporate	(10,414)	(20,670)	(27,271)	(38,294)

Total operating income	$25,868	$1,313	$28,734	$6,260

	As of

	October 24, 2003	April 30, 2003

Assets:
Live and televised entertainment	$56,698	$73,727
Branded merchandise	25,606	17,395
Unallocated (2)	347,100	341,529

Total assets	$429,404	$432,651

(1) – Included in net revenues for the three and six months ended October 24, 2003 was $335 and $670 respectively and for the three and six months ended October 25, 2002 was $317 and $635, respectively, related to the amortization of deferred revenue resulting from the receipt of warrants. Warrants received from our licensees and our television programming distributor are initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model.    A corresponding amount is recorded as deferred revenue and is amortized into operating income over the life of the related agreements using the straight-line method.

(2) – Includes assets of discontinued operations of $20,761 and $21,129 as of October 24, 2003 and April 30, 2003, respectively.

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

7. Intangible Assets

Intangible assets consisted of the following:

	As of

	October 24, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,710	$(638)	$4,072
Trademarks and trade names	2,500	(1,085)	1,415

	$7,210	$(1,723)	$5,487

	As of

	April 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film library	$3,000	$—	$3,000
Trademarks and trade names	2,500	(875)	1,625

	$5,500	$(875)	$4,625

During the six months ended October 24, 2003, we acquired film libraries and certain other assets for $1,710, which will be amortized, using the straight-line method, over three years.

Amortization expense was $493 and $848 for the three and six months ended October 24, 2003, respectively, and was $105 and $210 for the three and six months ended October 25, 2002, respectively.

Estimated amortization expense for each of the fiscal years ending is as follows:

April 30, 2004	$1,841
April 30, 2005	1,986
April 30, 2006	1,986
April 30, 2007	522

$6,335

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

Shenker & Associates

Reference is made to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003.  Subsequently, on May 23, 2003, we filed a motion for sanctions asserting significant litigation misconduct by the plaintiff, for which we sought, among other things, dismissal of all claims against us and a default judgment granting our counterclaims.  On October 16, 2003, the Court issued a comprehensive opinion and order in which the Court dismissed all of

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

plaintiff’s case against us with prejudice and entered a default in favor of us on our counterclaims.  The Court also directed us to file a report with the Court on the discovery it needs to prove the damages associated with its counterclaims, which we have done.  Finally, the Court indicated it would consider an award of counsel fees for expenses directly incurred as a result of the sanctionable conduct of Stanley Shenker & Associates, Inc. upon the conclusion of the damages hearing.

In the Court’s opinion, the sanctions awarded were proper because the plaintiff had admitted to a wide range of litigation misconduct committed by its principal and owner, Stanley Shenker, including giving perjured deposition testimony, providing perjured interrogatory answers, fabricating evidence after instituting this action, facilitating the destruction of evidence after instituting this action, concealing evidence, and conspiring with Mr. James Bell, our former Senior Vice President of Licensing and Merchandising, to engage in other litigation misconduct.  On November 5, 2003, the plaintiff filed a motion to reconsider the Court’s Order dismissing all of its claims and granting a default judgment in favor of us.  This motion to reconsider was denied on November 20, 2003.  We are continuing our legal action against Mr. Bell with respect to irregularities in the licensing program during his tenure at World Wrestling Entertainment, Inc., which have come to light as a result of discovery in this case.  While we believe that the decision against Shenker was correct, he has the right to appeal.  Assuming the decision stands, we will reverse the amounts accrued as commissions expense over the life of the agency agreement, to selling, general and administrative expense.  The amount accrued as of October 24, 2003 was approximately $7.0 million.

Marvel Enterprises

Reference is made to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003. Subsequently, by Order dated July 31, 2003, the Court granted our motion for summary judgment in its entirety and dismissed all claims asserted against us.  The Court also granted in part and denied in part Universal, Inc.’s  (formerly known as World Championship Wrestling, Inc.) motion for summary judgment.  Marvel has filed notices of appeal with respect to the Court’s rulings in both actions.  Universal, Inc. has also cross-filed a notice of appeal with respect to the Court’s denial in part of its motion for summary judgment.  While we believe the court’s decision to dismiss the claims against us was correct, we are unable to predict the likelihood of success of Marvel’s appeal.  We are defending Universal, Inc. in connection with Marvel’s claims against it.  In light of the summary judgment rulings, we do not believe that an unfavorable outcome of the remaining claims against Universal, Inc. would have a material adverse effect on our financial condition or results of operations; however no assurances can be given in this regard.

IPO Class Action

Reference is made to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2003.  Subsequently, the class plaintiffs and the issuer defendants, including our officers named in the suit and we have reached an agreement in principle for the settlement of all claims.  To that end, a memorandum of understanding concerning the terms of the settlement (the “MOU”) was circulated for approval among all issuer defendants.  While we strongly deny all allegations, we approved the MOU, subject to certain conditions, including, specifically, approval of the settlement as reflected in the MOU by our primary insurer.  It is our understanding that the significant majority of issuer defendants have approved the MOU as well.  We expect the settlement process will move forward toward the execution of a definitive settlement agreement; however no assurances can be given in this regard.  If a settlement is consummated on the terms set forth in the MOU, we believe it will not have a material adverse effect on our financial condition or results of operations.

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

The following table presents the activity in the accruals relating to the shutdown of The World during the six months ended October 24, 2003:

	Accrued Rent and Other Related Costs	Accrued Severance and Other Related Costs	Total

Balance as of April 30, 2003	$9,900	$400	$10,300
Amount paid during the six months ended October 24, 2003	1,300	300	1,600

Balance as of October 24, 2003	$8,600	$100	$8,700

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

In early May 2001, we formalized our decision to discontinue operations of the XFL. The results of The World business and the assets and liabilities of The World and the XFL have been classified as discontinued operations in our consolidated financial statements and are summarized as follows:

	Three months ended		Six months ended

	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Discontinued operations:
Income (loss) from The World operations, net of tax expense of $147 and $50 for the three and six months ended October 24, 2003, respectively and net of tax benefits of $1,142 and $1,956 for the three and six months ended October 25, 2002, respectively	$266	$(1,863)	$108	$(3,190)

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of

	October 25, 2003	April 30, 2003

Assets:
Cash	$853	$1,185
Accounts receivable	1	5
Income tax receivable	5,315	5,343
Prepaid expenses	90	94
Inventory	65	65
Deferred income taxes, net of valuation allowance of $1,350	14,437	14,437

Total Assets	$20,761	$21,129

Liabilities:
Accounts payable	$—	$19
Accrued expenses	9,579	11,561
Due to World Wrestling Entertainment, Inc.	240	262
Minority interest	(288)	(288)

Total Liabilities	$9,531	$11,554

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

Results of Operations

Second Quarter Ended October 24, 2003 compared to Second Quarter Ended October 25, 2002   (Dollars in millions)

Net Revenues	October 24, 2003	October 25, 2002	better (worse)

Live and televised	$76.7	$70.6	9%
Branded merchandise	17.7	19.7	(10)%

Total	$94.4	$90.3	5%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	October 24, 2003	October 25, 2002	better (worse)

Live events	$17.7	$18.1	(2)%
Number of events	84	87	(3)%
Average attendance	5,090	5,260	(3)%
Average ticket price (dollars)	$40.70	$38.41	6%
Pay-per-view	$24.7	$19.0	30%
Number of buys from domestic pay-per-view events	1,541,700	1,120,800	38%
Advertising	$18.1	$19.7	(8)%
Average weekly household ratings for RAW	3.8	3.7	3%
Average weekly household ratings for SmackDown!	3.3	3.5	(6)%
Sponsorship revenues	$2.0	$2.8	(29)%
Television rights fees:
Domestic	$10.7	$9.2	16%
International	$5.7	$4.6	24%

In the second quarter of fiscal 2004, four pay-per-view events were produced as compared to three in the prior year quarter.  This was due to the timing of our first quarter end as compared to the date of our July pay-per-view event.  We will produce 12 pay-per-view events in fiscal 2004, consistent with recent years.

Of the $1.6 million decline in advertising revenues, $0.8 million was due to a decrease in sponsorships.  In addition, in connection with our new agreement with UPN which began in October 2003, UPN began to sell all advertising inventory and pay us a rights fees resulting in a $2.4 million decrease in advertising revenues.  This decline was offset partially by favorable underdelivery reserve adjustments related to advertising sales in connection with both our UPN and Spike TV programming.

Of the $1.5 million increase in domestic television rights fees, $1.0 million was due to rights fees related to our new agreement with UPN.

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

Of the $1.2 million decrease in merchandise revenues, $0.7 million was due to a change that occurred in fiscal 2004 from the direct sale of merchandise to a licensing arrangement for merchandise sold at our Canadian and International live events.

Cost of Revenues	October 24, 2003	October 25 2002,	better (worse)

Live and televised	$42.8	$49.7	14%
Branded merchandise	9.4	12.5	25%

Total	$52.2	$62.2	16%

Profit contribution margin	45%	31%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	October 24, 2003	October 25, 2002	better (worse)

Live events	$12.8	$14.9	14%
Pay-per-view	$8.5	$7.2	(18)%
Advertising	$7.3	$12.3	41%
Television production costs	$12.0	$12.2	2%
Other	$2.2	$3.1	29%

Profit contribution margin was approximately 44% for the quarter ended October 24, 2003 and 30% for the quarter ended October 25, 2002.  The profit margin for the current period was favorably impacted by the airing of one additional pay-per-view event which resulted in a 4% increase in our overall pay-per-view margin.   In addition, the live and televised profit contribution margin was favorably impacted by the change in our UPN agreement which was renewed in October 2003 with modified terms.  Under the provisions of this new contract, we do not sell the advertising inventory, but rather receive a fixed rights fee for the program and a share of all advertising revenue sold by UPN in excess of a certain contractual amount.  Under our former agreement with UPN, we sold almost the entire advertising inventory related to our SmackDown! programming.  UPN participated in this revenue to the extent of the greater of a contractual percentage or a minimum guaranteed amount.  The impact of this change on our consolidated financial statements is a reduction in advertising revenues which was offset by an increase in television rights fees and the elimination of the participation costs to UPN. Although there should be no material effect on our net income relative to this change in terms, it should result in a favorable impact to our profit margins in future periods.

Included in the prior year advertising cost of revenues was a $3.5 million charge related to the William Morris Agency, Inc. settlement.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	October 24, 2003	October 25, 2002	better (worse)

Licensing	$1.5	$1.7	12%
Merchandise	$3.6	$5.6	36%
Publishing	$1.7	$2.4	29%
Home video	$1.7	$2.1	19%
Digital media	$0.8	$0.7	(14)%

Profit contribution margin was approximately 47% for the quarter ended October 24, 2003 and 37% for the quarter ended October 25, 2002.  The increase was due to improved merchandise, publishing and home video margins. Our merchandise margin was favorably impacted by a change that occurred in fiscal 2004 when we ceased the direct sale of our merchandise in favor of a licensing arrangement for merchandise sold at our Canadian and International live events.  The effect of this change was the reduction of $0.7 million in costs.  Additionally, included in merchandise cost of revenues for the prior year period was a $0.9 million charge arising from the termination of an agreement regarding a former e-commerce relationship.

Our publishing margin was favorably impacted by a $0.4 million decrease in printing and paper costs and a $0.2 million decrease in newsstand and promotion costs as compared to the year ago period.

Our home video margin was favorably impacted by a $0.9 million increase in licensing revenues from our international home video sales, which generated approximately a 75% profit margin as compared to approximately a 45-50% margin on our direct sales.

	October 24, 2003	October 25, 2002	better (worse)

Selling, General and Administrative Expenses	$13.2	$24.6	46%

The following chart reflects the amounts and percent change of certain significant overhead items:

	October 24, 2003	October 25, 2002	better (worse)

Staff related	$10.4	$9.2	(13)%
Legal	2.0	4.2	52%
Settlement of litigation	(5.9)	2.4	346%
Consulting and accounting	0.8	1.8	56%
Advertising and promotion	0.7	1.4	50%
All other	5.2	5.6	7%

Total SG&A	$13.2	$24.6	46%

SG&A as a percentage of net revenues	14%	27%

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

	October 24, 2003	October 25, 2002	better (worse)

Depreciation and amortization	$3.0	$2.2	(36)%

The increase reflects amortization related to our recently acquired film libraries and depreciation associated with our new WWEshopzone.com commerce engine.

	October 24, 2003	October 25, 2002	better (worse)

Interest income	$1.2	$(0.7)	271%

The increase reflects a higher overall rate of return on our investments in the current quarter.

	October 24, 2003	October 25, 2002	better (worse)

Interest expense	$0.2	$0.2	—

	October 24, 2003	October 25, 2002

Provision for income taxes	$10.3	$0.2
Effective tax rate	38%	51%

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

Six Months Ended October 24, 2003 compared to Six Months Ended October 25, 2002 (Dollars in millions)

Net Revenues	October 24, 2003	October 25, 2002	better (worse)

Live and televised	$139.4	$138.5	1%
Branded merchandise	29.7	37.3	(20)%

Total	$169.1	$175.8	(4)%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	October 24, 2003	October 25, 2002	better (worse)

Live events	$35.7	$37.2	(4)%
Number of events	168	174	(3)%
Average attendance	5,140	5,500	(7)%
Average ticket price (dollars)	$40.56	$38.16	6%

Pay-per-view	$38.4	$38.1	1%
Number of buys from domestic pay-per-view events	2,419,000	2,255,900	7%

Advertising	$34.2	$36.5	(6)%
Average weekly household ratings for RAW	3.8	3.8	—%
Average weekly household ratings for SmackDown!	3.3	3.4	(3)%
Sponsorship revenues	$2.9	$4.3	(33)%

Television rights fees:
Domestic	$19.9	$17.7	12%
International	$11.2	$9.0	24%

The decrease in advertising revenues was due in part to our new agreement with UPN which began in October  2003.  In connection with this agreement, UPN began to sell all advertising inventory and pay us a rights fee.

Of the $2.2 million increase in domestic television rights fees, approximately $1.3 million was due to executive producer fees related to feature films starring The Rock and approximately $1.0 million was related to rights fees received in connection with our new agreement with UPN.

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

Of the $3.1 million decrease in merchandise revenues, approximately $1.1 million was due to a change that occurred in fiscal 2004 from the direct sale of merchandise to a licensing arrangement for merchandise sold at our Canadian and International live events and approximately $1.0 million was due to lower attendance and per capita spending at our live events.

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

Cost of Revenues	October 24, 2003	October 25, 2002	better (worse)

Live and televised	$84.2	$94.6	11%
Branded merchandise	17.3	24.2	29%

Total	$101.5	$118.8	15%

Profit contribution margin	40%	32%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	October 24, 2003	October 25, 2002	better (worse)

Live events	$27.0	$29.4	8%
Pay-per-view	$13.9	$15.0	7%
Advertising	$14.2	$20.0	29%
Television production costs	$23.8	$24.3	2%
Other	$5.3	$5.9	10%

Profit contribution margin was approximately 40% for the six months ended October 24, 2003 as compared to 32% for the six months ended October 24, 2002, the increase due primarily to increased television rights fees and the impact of a $3.5 million charge related to the William Morris Agency, Inc. settlement, which was included in advertising cost of revenues in the prior year. In addition, the live and televised profit contribution margin was favorably impacted by the change in our UPN agreement which was renewed in October 2003 with modified terms.  Under the provisions of this new contract, we do not sell the advertising inventory, but rather receive a fixed rights fee for the program and a share of all advertising revenue sold by UPN in excess of a certain contractual amount.  Under our former agreement with UPN, we sold almost the entire advertising inventory related to our SmackDown! programming.  UPN participated in this revenue to the extent of the greater of a contractual percentage or a minimum guaranteed amount.  The impact of this change on our consolidated financial statements is a reduction in advertising revenues which was offset by an increase in television rights fees and the elimination of the participation costs to UPN. Although there should be no material effect on our net income relative to this change in terms, it should result in a favorable impact to our profit margins in future periods.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	October 24, 2003	October 25, 2002	better (worse)

Licensing	$2.1	$2.8	25%
Merchandise	$7.0	$11.0	36%
Publishing	$3.3	$4.5	27%
Home video	$3.0	$4.0	25%
Digital media	$1.6	$1.7	6%

Profit contribution margin was approximately 42% for the six months ended October 24, 2003 as compared to 35% for the six months ended October 24, 2002, the increase due primarily to improved margins in our merchandise and home video businesses. Our merchandise margin was favorably impacted by a change that occurred in fiscal 2004 when we ceased the direct sale of our merchandise in favor of a licensing arrangement for merchandise sold at our Canadian and International live events.  The effect of this change was the reduction of $1.3 million in costs.  Additionally, included in merchandise cost of revenues for the prior year period was a $0.9 million charge arising from the termination of an agreement regarding a former e-commerce relationship.

Our home video margin was favorably impacted by a $0.6 million increase in licensing revenues from our international home video sales, which generated approximately a 75% profit margin as compared to approximately a 45-50% margin on our direct sales.

	October 24, 2003	October 25, 2002	better (worse)

Selling, General and Administrative Expenses	$32.8	$46.4	29%

The following chart reflects the amounts and percent change of certain significant overhead items:

	October 24, 2003	October 25, 2002	better (worse)

Staff related	$20.7	$18.1	(14)%
Legal	5.1	7.5	32%
Settlement of litigation, net	(5.9)	(1.1)	436%
Consulting and accounting	3.1	4.1	24%
Advertising and promotion	1.9	5.9	68%
Bad debt	(2.0)	0.6	433%
All other	9.9	11.3	12%

Total SG&A	$32.8	$46.4	29%

SG&A as a percentage of net revenues	19%	26%

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

	October 24, 2003	October 25, 2002

Stock compensation costs	$0.3	$—

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

	October 24, 2003	October 25, 2002	better (worse)

Depreciation and amortization	$5.8	$4.3	(35)%

The increase reflects amortization related to our recently acquired film libraries and depreciation associated with our new WWEshopzone.com commerce engine.

	October 24, 2003	October 25, 2002	better (worse)

Interest income	$2.9	$0.4	625%

The increase reflects a higher overall rate of return on our investments in the current year.

	October 24, 2003	October 25, 2002	better (worse)

Interest expense	$0.4	$0.4	—

	October 24, 2003	October 25, 2002

Provision for income taxes	$12.0	$2.3
Effective tax rate	38%	36%

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

As of

	October 24, 2003	April 30, 2003

Pay-per-view accounts receivable	$15.2 million	$24.3 million
Advertising reserve for underdelivery	$3.1 million	$6.9 million
Home video reserve for returns	$2.3 million	$1.5 million
Publishing newsstand reserve for returns	$3.4 million	$5.0 million
Allowance for doubtful accounts	$2.9 million	$5.3 million
Accrued expenses that may be reversed pending the outcome of litigation
– see Note 9 of Notes to Consolidated Financial Statements	$7.0 million	$6.4 million

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