Form 10-Q/A
period 2004-01-23
WORLD WRESTLING ENTERTAINMENTINC
filed 2004-04-23
CIK 1091907

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

World Wrestling Entertainment, Inc.

World Wrestling Entertainment, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2 )
Net revenues	$79,070	$92,565	$248,176	$268,337
Cost of revenues	44,055	56,711	145,543	175,501
Selling, general and administrative expenses	18,873	24,409	51,635	70,831
Stock compensation costs	1,011	—	1,327	—
Depreciation and amortization	3,047	2,746	8,853	7,046

Operating income	12,084	8,699	40,818	14,959
Interest income	1,581	833	4,469	1,274
Interest expense	192	195	584	574
Other income (loss), net	722	30	1,013	(20)

Income before income taxes	14,195	9,367	45,716	15,639
Provision for income taxes	5,332	3,444	17,291	5,731

Income from continuing operations	8,863	5,923	28,425	9,908

Income (loss) from discontinued operations, net of tax	(76)	(21,988)	32	(25,178)

Net income (loss)	$8,787	$(16,065)	$28,457	$(15,270)

Earnings (loss) per common share - basic and diluted:
Continuing operations	$0.13	$0.08	$0.41	$0.14
Discontinued operations	(0.00)	(0.31)	0.00	(0.36)

Net income (loss)	$0.13	$(0.23)	$0.41	$(0.22)

Weighted average common shares outstanding:
Basic	68,394	70,407	68,603	70,634
Diluted	68,768	70,407	68,822	70,634

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)

	As of January 23, 2004	As of April 30, 2003

	(as restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,136	$128,473
Short-term investments	202,552	142,641
Accounts receivable (less allowance for doubtful accounts of $2,970 as of January 23, 2004 and $5,284 as of April 30, 2003)	39,048	49,729
Inventory, net	999	839
Prepaid expenses and other current assets	19,065	18,443
Assets of discontinued operations	20,844	21,129

Total current assets	346,644	361,254
PROPERTY AND EQUIPMENT, NET	74,895	59,325
INTANGIBLE ASSETS, NET	4,990	4,625
OTHER ASSETS	7,834	7,447

TOTAL ASSETS	$434,363	$432,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$821	$777
Accounts payable	15,771	14,188
Accrued expenses and other liabilities	41,232	34,991
Deferred income	20,496	24,662
Liabilities of discontinued operations	8,867	11,554

Total current liabilities	87,187	86,172
LONG-TERM DEBT	8,506	9,126
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	136	182
Class B common stock	548	548
Treasury stock	—	(30,569)
Additional paid-in capital	248,143	297,315
Accumulated other comprehensive (loss) income	(30)	243
Retained earnings	89,873	69,634

Total stockholders’ equity	338,670	337,353

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$434,363	$432,651

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended

	January 23, 2004	January 24, 2003

	(as restated, see Note 2)	(as restated, see Note 2)
OPERATING ACTIVITIES:
Net income	$28,457	$(15,270)
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(32)	25,178
Depreciation and amortization	8,853	7,046
Amortization of warrants	(836)	(952)
Non-cash stock compensation costs	469	—
Unrealized gain on value of warrants	(422)	—
Provision for doubtful accounts	(1,994)	1,353
Provision for inventory obsolescence	19	618
Changes in assets and liabilities:
Accounts receivable	12,675	10,806
Inventory	(179)	(314)
Prepaid expenses and other assets	1,628	(2,688)
Accounts payable	1,583	(4,562)
Accrued expenses and other liabilities	6,410	80
Deferred income	(4,969)	2,732

Net cash provided by continuing operations	51,662	24,027
Net cash used in discontinued operations	(2,370)	(7,842)

Net cash provided by operating activities	49,292	16,185

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,485)	(8,885)
Purchase of corporate aircraft	(20,122)	—
Purchase of other assets	(1,641)	—
(Purchase) sale of short-term investments, net	(60,470)	93,124

Net cash (used in) provided by continuing operations	(85,718)	84,239
Net cash used in discontinued operations	—	(2,344)

Net cash (used in) provided by investing activities	(85,718)	81,895

FINANCING ACTIVITIES:
Repayments of long-term debt	(576)	(444)
Stock repurchase, net	(19,182)	(29,477)
Dividends paid	(8,218)	—
Net proceeds from exercise of stock options	65	405

Net cash used in continuing operations	(27,911)	(29,516)
Net cash provided by discontinued operations	—	322

Net cash used in financing activities	(27,911)	(29,194)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(64,337)	68,886
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	128,473	86,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,136	$155,282

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$9,631	$3,369
Cash paid during the period for interest	$585	$574
SUPPLEMENATAL NON-CASH INFORMATION:
Receipt of warrants	$1,638	$—

See Notes to Consolidated Financial Statements

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders’ Equity and Comprehensive (Loss) Income
(dollars and shares in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Shares	Amount	Shares	Amount

Balance, May 1, 2003	72,996	$730	2,579	$(30,569)	$297,315	$243	$69,634	$337,353
Comprehensive income:
Translation adjustment		—		—	—	130	—	130
Unrealized holding loss, net of tax		—		—	—	(405)	—	(405)
Net income (as restated)		—		—	—	—	28,457	28,457

Total comprehensive income (as restated)								28,182

Dividends paid							(8,218)	(8,218)
Stock compensation costs		—		—	469	—	—	469
Exercise of stock options	6	—		—	65	—	—	65
Tax benefit of stock options		—		—	—	2	—	2
Stock repurchase		—	2,028	(19,246)	—	—	—	(19,246)
Sale of stock	22	—	9	103	(40)	—	—	63
Retirement of treasury stock	(4,616)	(46)	(4,616)	49,712	(49,666)	—	—	—

Balance, January 23, 2004 (as restated)	68,408	$684	—	$—	$248,143	$(30)	$89,873	$338,670

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

Subsequent to the issuance of our financial statements for the three and nine months ended January 23, 2004, we determined that certain changes should be made to the accounting related to the March 2001 acquisition of certain assets of World Championship Wrestling, Inc. (“WCW”) and that our financial statements should be restated to reflect such changes. Specifically, $1,655 capitalized as intangible assets during fiscal 2001 and $4,900 capitalized as intangible assets in fiscal 2002 have now been accounted for as selling, general and administrative expense during those periods. These costs arose from the termination of certain WCW license and related agreements assumed in the transaction. In addition, the $2,500 purchase price, which had been classified as an indefinite lived intangible asset and thus not amortized, is now being amortized over an estimated useful life of six years resulting in additional amortization expense of $105 for both the three months ended January 23, 2004 and January 24, 2003 and $315 for both the nine months ended January 23, 2004 and January 24, 2003.

There were no changes to revenues or cost of revenues as a result of this restatement.

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

          The significant effects of this restatement on previously reported amounts are summarized as follows:

(Dollars in thousands, except per share amounts)

	Three months ended January 23, 2004		Three months ended January 24, 2003

	As previously reported	As restated	As previously reported	As restated

Consolidated Statements of Operations:
Depreciation and amortization	$2,942	$3,047	$2,641	$2,746
Operating income	12,189	12,084	8,804	8,699
Income from continuing operations before income taxes	14,300	14,195	9,472	9,367
Provision for income taxes	5,372	5,332	3,484	3,444
Income from continuing operations	8,928	8,863	5,988	5,923
Net income (loss)	$8,852	$8,787	$(16,000)	$(16,065)
Earnings per share (basic and diluted):
Continuing operations	$0.13	$0.13	$0.09	$0.08
Net income (loss)	$0.13	$0.13	$(0.23)	$(0.23)

	Nine months ended January 23, 2004		Nine months ended January 24, 2003

	As previously reported	As restated	As previously reported	As restated

Depreciation and amortization	$8,538	$8,853	$6,731	$7,046
Operating income	41,133	40,818	15,274	14,959
Income from continuing operations before income taxes	46,031	45,716	15,954	15,639
Provision for income taxes	17,411	17,291	5,851	5,731
Income from continuing operations	28,620	28,425	10,103	9,908
Net income (loss)	$28,652	$28,457	$(15,075)	$(15,270)
Earnings per share (basic and diluted):
Continuing operations	$0.42	$0.41	$0.14	$0.14
Net income (loss)	$0.42	$0.41	$(0.21)	$(0.22)

	As of January 23, 2004

	As previously reported	As restated

Consolidated Balance Sheet:
Intangible assets, net	$12,735	$4,990
Other assets	4,890	7,834
Total assets	439,164	434,363
Retained earnings	94,674	89,873
Total stockholders’ equity	343,471	338,670
Total liabilities and stockholders’ equity
	$439,164	$434,363

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

Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three and nine months ended January 23, 2004 and January 24, 2003 would have been impacted as shown in the following table:

		Three months ended		Nine months ended

		January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Reported income from continuing operations		$8,863	$5,923	$28,425	$9,908
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	626	—	822	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,034)	(772)	(2,552)	(2,916)

Pro forma income from continuing operations		$8,455	$5,151	$26,695	$6,992

Reported basic and diluted earnings from continuing operations per common share		$0.13	$0.08	$0.41	$0.14

Pro forma basic and diluted earnings from continuing operations per common share		$0.12	$0.07	$0.39	$0.10

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

Equity Transactions

Commencing in July 2003, we paid quarterly dividends of $0.04 per share on all Class A and Class B common shares totaling $8,218.

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

During the third quarter of fiscal 2004, we completed an exchange offer that gave all active employees and independent contractors who held options with a grant price of $17 or higher the ability to exchange options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average stock price of $13.28 per share, during the offer period. Overall, 4.2 million options were eligible for the offer, of which 4.1 million were exchanged for either cash or restricted stock units. In exchange for the options tendered, we granted an aggregate of 591,416 restricted stock units and made cash payments in the aggregate amount of approximately $900, which will result in a total compensation charge of approximately $6,700, of which the cash payment of $800 to employees was recorded in our third fiscal quarter ended January 23, 2004, and the portion related to the grant of the restricted stock units to employees will be recorded over the 24 month vesting period.

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

4.	Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Nine months ended

	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Weighted average common shares outstanding:
Basic	68,394,341	70,407,085	68,602,818	70,633,799
Diluted	68,767,927	70,407,085	68,822,331	70,633,799
Dilutive effect of outstanding options and restricted stock units	373,586	—	219,513	—
Anti-dilutive outstanding options, end of period	417,700	7,248,925	417,700	7,248,925

5.	Segment Information

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

	Three months ended		Nine months ended

	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Net Revenues:
Live and televised entertainment	$55,631	$71,015	$195,073	$209,483
Branded merchandise	23,439	21,550	53,103	58,854

Total net revenues (1)	$79,070	$92,565	$248,176	$268,337

Depreciation and Amortization:
Live and televised entertainment	$1,072	$962	$3,158	$2,630
Branded merchandise	694	462	2,002	1,210
Corporate	1,281	1,322	3,693	3,206

Total depreciation and amortization	$3,047	$2,746	$8,853	$7,046

Operating Income:
Live and televised entertainment	$18,741	$21,960	$66,521	$57,850
Branded merchandise	10,572	7,802	18,797	16,466
Corporate	(17,229)	(21,063)	(44,500)	(59,357)

Total operating income	$12,084	$8,699	$40,818	$14,959

	As of

	January 23, 2004	April 30, 2003
Assets:
Live and televised entertainment	$61,899	$73,727
Branded merchandise	16,160	17,395
Unallocated (2)	356,304	341,529

Total assets	$434,363	$432,651

(1) – Included in net revenues for the three and nine months ended January 23, 2004 was $166 and $836, respectively and for the three and nine months ended January 24, 2003 was $317 and $952, respectively, related to the amortization of deferred revenue resulting from the receipt of warrants. Warrants received from our licensees and our television programming distributor are initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model. A corresponding amount is recorded as deferred revenue and is amortized into operating income over the life of the related agreements using the straight-line method.

(2) – Includes assets of discontinued operations of $20,844 and $21,129 as of January 23, 2004 and April 30, 2003, respectively.

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

7.	Intangible Assets

Intangible assets consisted of the following:

	As of January 23, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,710	$(1,030)	$3,680
Trademarks and trade names	2,500	(1,190)	1,310

	$7,210	$(2,220)	$4,990

	As of April 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film library	$3,000	$—	$3,000
Trademarks and trade names	2,500	(875)	1,625

	$5,500	$(875)	$4,625

During the nine months ended January 23, 2004, we acquired film libraries and certain other assets for $1,710, which will be amortized, using the straight-line method, over three years.

Amortization expense was $497 and $1,345 for the three and nine months ended January 23, 2004, respectively, and was $105 and $315 for the three and nine months ended January 24, 2003, respectively.

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Estimated amortization expense for each of the fiscal years ending is as follows:

April 30, 2004	$1,841
April 30, 2005	1,986
April 30, 2006	1,986
April 30, 2007	522

$6,335

8.	Investments

Short-term investments consisted of the following as of January 23, 2004 and April 30, 2003:

	January 23, 2004

	Amortized Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$157,108	$(412)	$156,696
United States Treasury Notes	45,856	—	45,856

Total	$202,964	$(412)	$202,552

	April 30, 2003

	Cost	Unrealized Holding Gain	Fair Value

Government obligations	$63,755	$—	$63,755
Corporate obligations and other	38,711	—	38,711
Fixed-income mutual funds	40,027	148	40,175

Total	$142,493	$148	$142,641

In addition to the short-term investments above, we have warrants from certain publicly traded companies with whom we have licensing agreements. These warrants were initially recorded in other assets at their fair market value of $1,638 on the date received using the Black-Scholes option pricing model with offsetting deferred revenues. This deferred revenue is amortized into operating income over the life of the respective underlying licensing agreements using the straight line method. We have recorded approximately $423 in mark to market adjustments using the Black-Scholes model, taking into account the most current market assumptions. This amount was included in Other income, net for the three and nine months ended January 23, 2004.

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

In the Court’s opinion, the sanctions awarded were proper because the plaintiff had admitted to a wide range of litigation misconduct committed by its principal and owner, Stanley Shenker, including giving perjured deposition testimony, providing perjured interrogatory answers, fabricating evidence after instituting this action, facilitating the destruction of evidence after instituting this action, concealing evidence, and conspiring with Mr. James Bell, our former Senior Vice President of Licensing and Merchandising, to engage in other litigation misconduct. Finally, the Court indicated it would consider an award of counsel fees for expenses directly incurred as a result of the sanctionable conduct of Stanley Shenker & Associates, Inc. upon the conclusion of the damages hearing currently scheduled for September 2004. On November 5, 2003, the plaintiff filed a motion to reconsider the Court’s Order dismissing all of its claims and granting a default judgment in favor of us. This motion to reconsider was denied on November 20, 2003. The plaintiff has sought permission to file a renewed motion for reconsideration, which must be filed shortly. While we believe that the decision against Stanley Shenker & Associates was correct, it has the right to appeal. Assuming the decision stands, we will reverse the amounts accrued as commission expense over the life of the agency agreement, to selling, general and administrative expense. The amount accrued as of January 23, 2004 was approximately $7.8 million.

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

The following table presents the activity in the accruals relating to the shutdown of The World during the nine months ended January 23, 2004:

	Accrued Rent and Other Related Costs	Accrued Severance and Other Related Costs	Total

Balance as of April 30, 2003	$9,900	$400	$10,300
Amount paid during the nine months ended January 23, 2004	2,000	300	2,300

Balance as of January 23, 2004	$7,900	$100	$8,000

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

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended

	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Discontinued operations:
Loss (income) from The World operations, net of a tax benefit of $33 and tax expense of $17 for the three and nine months ended January 23, 2004, respectively and net of tax benefits of $13,476 and $15,432 for the three and nine months ended January 24, 2003, respectively	$(76)	$(21,988)	$32	$(25,178)

	As of

	January 23, 2004	April 30, 2003

Assets:
Cash	$910	$1,185
Accounts receivable	—	5
Income tax receivable	5,347	5,343
Prepaid expenses	90	94
Inventory	60	65
Deferred income taxes, net of valuation allowance of $1,350	14,437	14,437

Total Assets	$20,844	$21,129

Liabilities:
Accounts payable	$—	$19
Accrued expenses	8,915	11,561
Due to World Wrestling Entertainment, Inc.	240	262
Minority interest	(288)	(288)

Total Liabilities	$8,867	$11,554

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

Results of Operations

Third Quarter Ended January 23, 2004 compared to Third Quarter Ended January 24, 2003
(Dollars in millions, except as noted)

Net Revenues	January 23, 2004	January 24, 2003	better (worse)

Live and televised	$55.6	$71.0	(22)%
Branded merchandise	23.5	21.6	9%

Total	$79.1	$92.6	(15)%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	January 23, 2004	January 24, 2003	better (worse)

Live events	$11.7	$16.0	(27)%
Number of events	74	79	(6)%
Average attendance	4,140	4,730	(12)%
Average ticket price (dollars)	$37.91	$41.71	(9)%

Pay-per-view	$13.2	$21.2	(38)%
Number of buys from domestic pay-per-view events	783,100	1,303,400	(40)%

Advertising	$11.7	$17.5	(33)%
Average weekly household ratings for RAW	3.6	3.5	3%
Average weekly household ratings for SmackDown!	3.4	3.4	—
Sponsorship revenues	$1.9	$2.2	(14)%

	January 23, 2004	January 24, 2003	better (worse)

Television rights fees:
Domestic	$13.4	$11.2	20%
International	$5.6	$5.0	12%

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

The following chart reflects comparative revenues and certain drivers for each of the businesses within our branded merchandise segment:

Branded Merchandise Revenues	January 23, 2004	January 24, 2003	better (worse)

Licensing	$10.9	$8.4	30%

Merchandise	$4.3	$5.0	(14)%
Per capita spending (dollars)	$8.56	$7.92	8%

Publishing	$3.0	$4.0	(25)%
Net units sold	1,113,700	1,753,100	(36)%

Home video	$3.7	$2.7	37%
Net units sold:
DVD	361,100	227,500	59%
VHS	32,900	76,800	(57)%

Total	394,000	304,300	29%

Internet Advertising	$1.2	$1.3	(8)%

Other	$0.4	$0.2	(100)%

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

Cost of Revenues	January 23, 2004	January 24, 2003	better (worse)

Live and televised	$33.3	$44.9	26%
Branded merchandise	10.8	11.8	8%

Total	$44.1	$56.7	22%

Profit contribution margin	44%	39%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	January 23, 2004	January 24, 2003	better (worse)

Live events	$9.7	$13.5	28%
Pay-per-view	$4.9	$8.3	41%
Advertising	$3.7	$7.4	50%
Television production costs	$12.6	$12.6	—
Other	$2.4	$3.1	23%

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

The following chart reflects comparative cost of revenues for each of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	January 23, 2004	January 24, 2003	better (worse)

Licensing	$2.7	$2.8	4%
Merchandise	$3.3	$4.3	23%
Publishing	$2.1	$2.3	9%
Home video	$1.9	$1.5	(27)%
Digital media	$0.7	$0.8	13%
Other	$0.1	$0.1	—

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

	January 23, 2004	January 24, 2003	better (worse)

Selling, general and administrative expenses	$18.9	$24.4	23%

The following chart reflects the amounts and percent change of certain significant overhead items:

	January 23, 2004	January 24, 2003	better (worse)

Staff related	$10.9	$8.8	(24)%
Legal and other	3.4	5.8	41%
Offer to settle litigation	—	1.5	100%
Advertising and promotion	0.8	1.2	33%
All other	3.8	7.1	46%

Total SG&A	$18.9	$24.4	23%

SG&A as a percentage of net revenues	24%	26%

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

	January 23 2004	January 24, 2003

Stock compensation costs	$1.0	$—

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

	January 23, 2004	January 24, 2003	better (worse)

Depreciation and amortization	$3.0	$2.7	(11)%

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

	January 23, 2004	January 24, 2003	better (worse)

Interest income	$1.6	$0.8	100%

The increase reflects a higher overall rate of return on our investments in the current quarter, and to a lesser extent, a $0.4 million unrealized holding gain resulting from the revaluation of warrants received from two of our licensees using the Black-Scholes model, taking into account the most current market assumptions.

	January 23, 2004	January 24, 2003

Other income (loss), net	$0.7	$—

Included in the three months ended January 23, 2004 was a $0.4 million unrealized holding gain resulting from the revaluation of warrants received from two of our licensees using the Black Scholes model taking into account the most current market assumptions.

	January 23, 2004	January 24, 2003

Provision for income taxes	$5.3	$3.4
Effective tax rate	38%	37%

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

Nine Months Ended January 23, 2004 compared to Nine Months Ended January 24, 2003
(Dollars in millions, except as noted)

Net Revenues	January 23, 2004	January 24, 2003	better (worse)

Live and televised	$195.1	$209.4	(7%	)
Branded merchandise	53.1	58.9	(10%	)

Total	$248.2	$268.3	(7%	)

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	January 23, 2004	January 24, 2003	better (worse)

Live events	$47.4	$53.2	(11)%
Number of events	242	253	(4)%
Average attendance	4,830	5,230	(8)%
Average ticket price (dollars)	$39.87	$39.35	1%
Pay-per-view	$51.7	$59.3	(13)%
Number of buys from domestic pay-per-view events	3,202,100	3,559,300	(10)%
Advertising	$45.9	$53.9	(15)%
Average weekly household ratings for RAW	3.7	3.7	—
Average weekly household ratings for SmackDown!	3.4	3.4	—
Sponsorship revenues	$4.8	$6.6	(27)%
Television rights fees:
Domestic	$33.3	$28.9	15%
International	$16.8	$14.0	20%

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

The following chart reflects comparative revenues and certain drivers for each of the businesses within our branded merchandise segment:

Branded Merchandise Revenues	January 23, 2004	January 24, 2003	better (worse)

Licensing	$18.1	$16.8	8%
Merchandise	$12.8	$16.6	(23)%
Per capita spending (dollars)	$8.37	$8.52	(2)%
Publishing	$7.6	$10.9	(30)%
Net units sold	3,194,500	4,827,200	(34)%
Home video	$10.3	$10.7	(4)%
Net units sold:
DVD	831,700	765,000	9%
VHS	159,100	400,300	(60)%

Total	990,800	1,165,300	(15)%

Internet Advertising	$3.8	$3.4	12%
Other	$0.5	$0.5	—

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

Cost of Revenues	January 23, 2004	January 24, 2003	better (worse)

Live and televised	$117.4	$139.5	16%
Branded merchandise	28.1	36.0	22%

Total	$145.5	$175.5	17%

Profit contribution margin	41%	35%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	January 23, 2004	January 24, 2003	better (worse)

Live events	$36.7	$42.9	14%
Pay-per-view	$18.8	$23.4	20%
Advertising	$17.9	$27.4	35%
Television production costs	$36.4	$36.9	1%
Other	$7.6	$8.9	15%

Profit contribution margin was approximately 40% for the nine months ended January 23, 2004 as compared to 33% for the nine months ended January 23, 2003. The profit margin for the current period was favorably impacted by the change in our UPN agreement, which was renewed in October 2003 with modified terms. Under the provisions of this new contract, we do not sell the advertising inventory, but rather receive a fixed rights fee for the program and a share of all advertising revenue sold by UPN in excess of a certain contractual amount. Under our former agreement with UPN, we sold almost the entire advertising inventory related to our SmackDown! programming. UPN participated in this revenue to the extent of the greater of a contractual percentage or a minimum guaranteed amount. The impact of this change on our consolidated financial statements is a reduction in advertising revenues which was offset by an increase in television rights fees and the elimination of the participation costs to UPN. Although there should be no material effect on our net income relative to this change in terms, it should result in a favorable impact to our profit margins in future periods. Included in the prior year advertising cost of revenues was a $3.5 million charge related to the William Morris Agency, Inc. settlement. Absent this $3.5 million charge, the prior year margin was 35%.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	January 23, 2004	January 24, 2003	better (worse)

Licensing	$4.9	$5.6	13%
Merchandise	$10.3	$15.3	33%
Publishing	$5.3	$6.8	22%
Home video	$4.9	$5.5	11%
Digital media	$2.3	$2.5	8%
Other	$0.4	$0.3	(33)%

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

	January 23, 2004	January 24, 2003	better (worse)

Selling, general and administrative expenses	$51.6	$70.8	27%

The following chart reflects the amounts and percent change of certain significant overhead items:

	January 23, 2004	January 24, 2003	better (worse)

Staff related	$31.6	$26.9	(17)%
Legal and other professional	11.7	18.8	38%
Settlement of litigation, net	(5.9)	(1.1)	436%
Advertising and promotion	2.8	7.1	61%
Bad debt	(2.0)	1.4	243%
All other	13.4	17.7	24%

Total SG&A	$51.6	$70.8	27%

SG&A as a percentage of net revenues	21%	26%

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

Stock compensation costs	January 23 2004	January 24, 2003

Option exchange program	$0.9	$—
Amortization of costs for restricted stock units granted June 2003	0.4	—

Total stock compensation costs	$1.3	$—

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

	January 23 2004	January 24, 2003	better (worse)

Depreciation and amortization	$8.9	$7.0	(27)%

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

	January 23, 2004	January 24, 2003	better (worse)

Interest income	$4.5	$1.3	246%

The increase reflects a higher overall rate of return on our investments in the current quarter, and to a lesser extent, a $0.4 million unrealized holding gain resulting from the revaluation of warrants received from two of our licensees using the Black-Scholes model, taking into account the most current market assumptions.

	January 23, 2004	January 24, 2003

Other income (loss), net	$1.0	$—

Included in the nine months ended January 23, 2004 was a $0.4 million unrealized holding gain resulting from the revaluation of warrants received from two of our licensees using the Black-Scholes model taking into account the most current market assumptions.

	January 23, 2004	January 24, 2003

Provision for income taxes	$17.3	$5.7
Effective tax rate	38%	37%

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

Application of Critical Accounting Policies

There have been no changes to our accounting policies that previously were disclosed in our Annual Report on Form 10-K/A for our fiscal year ended April 30, 2003 or in the methodology used in formulating the significant judgments and estimates that affect the application of these policies. Amounts included in our consolidated balance sheet in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of

	January 23, 2004	April 30, 2003

Pay-per-view accounts receivable	$9.8 million	$24.3 million
Advertising reserve for underdelivery	$5.0 million	$6.9 million
Home video reserve for returns	$3.5 million	$1.5 million
Publishing newsstand reserve for returns	$4.2 million	$5.0 million
Allowance for doubtful accounts	$2.9 million	$5.3 million
Accrued commissions that may be reversed pending the outcome of litigation – see Note 9 of Notes to Consolidated Financial Statements	$7.8 million	$6.4 million

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

We hold warrants from certain publicly traded companies with whom we have licensing agreements. These warrants are included in our financial statements at their net estimated fair value. Accordingly, we are exposed to market value fluctuations relative to the stock underlying these warrants. For the three months ended January 23, 2004, the estimated fair value of these warrants increased by $0.4 million to approximately $2.0 million. We do not utilize derivative instruments for specific purposes or to hedge our exposure to interest rate or foreign currency risks.

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

Item 4. Controls and Procedures

Based on their most recent review, as of January 23, 2004, our Chairman, Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we are in the process of formalizing certain of our control procedures, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

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