Form 10-K
period 2004-04-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2004-07-13
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

          Aggregate market value of the common stock held by non-affiliates of the Registrant at July 7, 2004, using our closing price October 23, 2003 was approximately $219,536,844.

          As of July 7, 2004, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 20,810,993 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563 shares.

          Portions of the Registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K

          * Incorporated by reference from the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I

Item 1.  Business

          We are an integrated media and entertainment company engaged in the development, production and marketing of television and pay-per-view programming and live events and the licensing and sale of branded consumer products. We have been involved in the sports entertainment business for approximately 25 years, and we have developed World Wrestling Entertainment into a widely-recognized and enduring brand.

          We develop unique and creative content centered around our talent and presented at our live and televised events. At the heart of our success are the athletic and entertainment skills and appeal of our WWE Superstars and our consistently innovative and multi-faceted storylines across our two brands, RAW and SmackDown!. Anchored by our successful brands, we are able to leverage our content and talent across virtually all media outlets. Our television programs, live events, pay-per-view events and branded merchandise provide significant cross-promotion and marketing opportunities that reinforce our brands. This integrated model enables us to more effectively reach our fans, including the highly-coveted 12-34 year old male demographic.

          In this Annual Report on Form 10-K, “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries and its predecessors, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. World Wrestling Entertainment and the stylized and highly distinctive World Wrestling Entertainment scratch logo are two of our trademarks. This Annual Report on Form 10-K also contains other WWE trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Business Strategy

          We develop compelling storylines anchored by our Superstars. This content drives television ratings, which, in turn, drive pay-per-view buys, live event attendance and branded merchandise sales. Our strategy is to capitalize on the significant operating leverage of our business model through the distribution of this intellectual property across existing platforms as well as new and emerging distribution platforms.

          Our success in 2004 reflects a focused effort on brand-building, commencing with the strategic separation of our brands and culminating in the record-setting results of WrestleMania XX. Building on this success, we intend to pursue the following initiatives:

•

Continue to strengthen our brands. In spring 2002, we made the strategic decision to separate our content into two brands, Raw and SmackDown!. By having two brands, we are able to more effectively expand our fan base and establish stronger brand loyalty. The creation of dual brands with distinct storylines, tours and talent has allowed us to expand our touring schedule. The evolution of two strong brands has also supported greater international expansion and provides significant opportunity for the development of new talent.

•

Continue to expand internationally. International expansion represents an important part of our growth. The broad appeal of our content has yielded high international demand for our television programs and live events. To further nurture this demand, we plan to continue to expand our international television distribution. Increasing our television penetration around the world will likely increase the demand for live events abroad, which, in turn, should increase sales of our branded merchandise. Our dual brands enable us to execute this strategy by freeing up schedules for talent to perform at more events in more countries.

•

Effectively utilize our valuable library of wrestling content. Over the past three years, we have expanded our library by strategically acquiring the libraries of World Championship Wrestling ("WCW"), Extreme Championship Wrestling ("ECW"), American Wrestling Association ("AWA") and Smokey Mountain Wrestling ("SMW"). The result is an archive of more than 75,000 hours of programming content, 25,000 hours of which was previously aired or released as finished product. This library has been converted to a digital format, and is being catalogued to support future programming and other monetization opportunities, such as video-on-demand, subscription video on demand and digital channels. We currently plan to capitalize on this asset and new technologies in an effort to attract new and recapture past viewers. In this regard, we recently announced the launch of WWE 24/7, a subscription video-on-demand service that will feature the content of our library.

•

Explore options in filmed entertainment. In 2002, we established WWE Films to explore options in filmed entertainment in order to promote our Superstars and capitalize on our intellectual property and fan base. We have acted as executive producer on several films, including Scorpion King, The Rundown and Walking Tall, all featuring WWE Superstar The Rock. We currently have several film projects in development featuring other Superstars.

          In summary, we seek to be a preeminent global provider of entertainment that evokes a uniquely passionate emotion from our fans. We will continue to leverage our content and talent across all media platforms to drive revenue and strengthen our brand.

Creative Development and Production

          Headed by our Chairman Vincent K. McMahon, our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the wrestling ring and unfold on our weekly television shows, and culminate or change direction in our monthly pay-per-view events.

          Our success is due primarily to the continuing popularity of our Superstars. We currently have exclusive contracts with approximately 140 Superstars, ranging from developmental contracts to multi-year guaranteed contracts with established Superstars. Our Superstars are highly trained and motivated independent contractors whose compensation is tied to the revenue that they help us generate. Popular Superstars include Triple H, Shawn Michaels, Randy Orton, Ric Flair, Undertaker, Kurt Angle, John Cena, Big Show, Kane, Chris Jericho, Chris Benoit and Eddie Guerrero. We own the rights to substantially all of our characters, and we exclusively license the rights we do not own through agreements with our Superstars. We continually seek to identify, recruit and develop additional talent for our business.

Live and Televised Entertainment

          Live events and television programming are our principal creative and production activities.  The following chart presents revenues from these activities for each of our five fiscal years ended April 30, 2004:

Worldwide Live & Televised Entertainment Revenue
($ in millions)

Live Events

          In fiscal 2004, we held 297 live events throughout North America, as well as 32 international events, entertaining over 1.6 million fans at an average ticket price of $41.32. We hold many of our live events at major arenas, including Madison Square Garden in New York City, the Staples Center in Los Angeles, the Evening News Arena in Manchester, England, the SuperDome in Sydney, Australia, and the Super Arena in Saitama, Japan. In addition to providing the content for our television and pay-per-view programming, these events provide us with a real-time assessment of the popularity of storylines and characters. Live events generate revenue through ticket and merchandise sales.

          Our two brands, RAW and SmackDown!, tour independently, each typically producing three or four events per week. This allows us to play numerous domestic markets, as well as to take advantage of the strong international demand for our events. In fiscal 2004, we had a number of successful international tours, including our Ruthless Aggression tour in Australia, our Passport to Pain tour in the UK, Germany and Finland and our Road to WrestleMania tour in Japan.

          The following chart presents worldwide revenues from live events for each of our five fiscal years ended April 30, 2004:

Worldwide Live Events Revenue
($ in millions)

          The following chart reflects worldwide attendance from live events for each of our five fiscal years ended April 30, 2004:

Worldwide Live Events Attendance
(in thousands)

- 206 Events in 2000 - 327 Events in 2003 - 212 Events in 2001 - 329 Events in 2004 - 237 Events in 2002

Television Programming

          Relying on our in-house production capabilities at our technologically advanced production facility, we produce seven television shows, consisting of nine hours of original programming, 52 weeks per year. Live events provide the majority of the content for our television and pay-per-view programming and consequently result in low incremental television programming costs. We generate revenue from our programming through television rights fees and advertising sales.  The popularity of our television programming, our primary promotional vehicle, drives the success of our other businesses. Increased viewership for our television shows translates into increased pay-per-view buys, live event attendance and merchandise sales.

          Our flagship television shows are RAW and SmackDown!. RAW is a two-hour primetime program that is broadcast live on SpikeTV and has consistently been among the top-rated regularly scheduled programs on cable television. SmackDown! is a taped two-hour program that airs on UPN in primetime and is consistently one of the highest rated programs on UPN. We support our RAW brand with Sunday Night Heat, which airs on SpikeTV, and our syndicated show, Bottom Line. We support our SmackDown! brand with Velocity, which airs on SpikeTV, and our syndicated show, After Burn. The WWE Experience, our new Sunday morning magazine style show, airs on SpikeTV and features the Superstars and storylines from both of our brands.  Our domestic cable distribution agreement, which is with Viacom for its SpikeTV network and covers RAW, Sunday Night Heat, Velocity and The WWE Experience, runs until September 2005.  Under this agreement we receive a rights fee totaling approximately $0.6 million per week.  We are currently in negotiation to renew this agreement, and cannot give any assurance as to the outcome of these negotiations.  Our domestic broadcast distribution agreement, which is with UPN and covers Smackdown!, expires in September 2006.  Under this agreement we receive a rights fee of approximately $0.3 million per week.

          The following chart presents revenues from North America television rights fees for each of our five fiscal years ended April 30, 2004:

North America Television Rights Fees Revenue
($ in millions)

          Internationally, our programming is distributed in more than 100 countries and 12 different languages. We have expanded our distribution throughout Asia, Europe, Latin America, Australia and Africa and have secured new television distribution agreements on terrestrial, cable and satellite platforms throughout those locations.  Our distributors include, among many others, Sky Sports in the UK, J Sports in Japan and Taj TV in India.  Our distribution agreement with Sky Sports expires on December 31, 2004.  We are currently in negotiations to renew this agreement, and we cannot give any assurance as to the outcome of these negotiations.

          The following chart presents television rights fees revenues outside of North America for each of our five fiscal years ended April 30, 2004:

Television Rights Fees Revenues outside of North America
($ in millions)

          In addition to rights fees, we generate revenues through the sale of a substantial portion of the advertising time on our SpikeTV programming and Canadian television programs.  The strong ratings of our television programs attract advertisers and sponsors from some of the leading companies in the food and beverage, apparel, video game, toy, telecommunications and movie industries.  In addition to the sale of our advertising time, we also package sponsorships to meet the needs of our advertisers.  Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including television, Internet and print advertising, arena signage, on-air announcements and special appearances by our Superstars.

          Our arrangement with SpikeTV provides that we pay them a portion of our advertising revenues. With respect to SmackDown!, since October, 2003, UPN has been selling substantially all advertising inventory and sponsorship elements and pays us a rights fee.

          The following chart reflects worldwide advertising revenues for each of our five fiscal years ended April 30, 2004:

Worldwide Advertising Revenues
($ in millions)

Pay-Per-View Programming

          We have been pioneers in both the production and promotion of pay-per-view events since our first pay-per-view event, WrestleMania I, in 1985. At each monthly pay-per-view event, our storylines either culminate or change direction. We intensively market and promote the storylines that are associated with upcoming pay-per-view events through our television shows, Internet sites and magazines. We produced 12 domestic pay-per-view programs in fiscal 2004 and 2003, and have planned two more programs during fiscal 2005, one for each brand. Our events consistently rank among the highest selling event pay-per-view programs.  These programs are distributed by our international partners including Premiere in Germany and J Sports in Japan, among others.

          In fiscal 2004, our premier event, WrestleMania XX, achieved an estimated 885,000 pay-per-view buys at a suggested domestic retail price of $49.95. Our other monthly pay-per-view events, including Royal Rumble, Summer Slam and Survivor Series, averaged 360,000 buys at a suggested domestic retail price of $34.95. Consistent with industry practices, we share the revenues with cable systems and satellite providers and pay service fees to iNDEMAND and TVN.

          The following chart presents worldwide revenues from our pay-per-view programming for each of our five fiscal years ended April 30, 2004:

Worldwide Pay-Per-View Revenues
($ in millions)

Branded Merchandise

          We offer a wide variety of branded merchandise through a licensing program and an integrated direct sales effort.

          The following chart presents worldwide revenues from the sale of our branded merchandise for each of our five fiscal years ended April 30, 2004:

Worldwide Branded Merchandise Revenues
($ in millions)

Licensing

          We have an established worldwide licensing program using our World Wrestling Entertainment marks and logos, copyrighted works and characters on a large variety of retail products, including toys, video games, apparel and books. In all of our licensing agreements, we retain creative approval over the design, packaging, advertising and promotional material associated with licensed products to maintain the distinctive style and quality of our intellectual property and brand. Currently, we maintain licenses with approximately 75 licensees worldwide. Video games represent an important component of this licensing program, generating substantial revenues through our license with THQ/Jakks Pacific, LLC, a joint venture between THQ Inc. and Jakks Pacific, Inc. Our video games cover current console platforms, including PlayStation 2, Xbox and GameCube. Some of our more recent titles include SmackDown! Here Comes the Pain, which sold approximately 1.8 million units in fiscal 2004, RAW 2 and WrestleMania XIX .

          Under our publishing licensing agreement with Simon and Schuster, we have our own book publishing imprint. This agreement has provided us the opportunity to broaden into literary genres beyond autobiographies, including historical anthologies and trivia books. Fifteen of the first 21 titles we published have appeared on The New York Times Best Seller List. Recent titles include The Stone Cold Truth, an autobiographical account of the life of Stone Cold Steve Austin, and Unscripted, a pictorial look into the personal lives of WWE Superstars.

Merchandise

          Our direct merchandise operations consist of the design, sourcing, marketing and distribution of various WWE-branded products, such as T-shirts, caps and other novelty items, all of which feature our Superstars and/or our logo. All of these products are designed by our in-house creative staff and manufactured by third parties. The merchandise is sold at our live events, through our wweshopzone.com web site and through our catalogs. During fiscal 2004, fans attending our domestic live events spent an average of approximately $8.96 each on WWE merchandise, which amount was essentially unchanged as compared fiscal 2003.

Home Video

          We own the world’s largest library dedicated to wrestling and sports entertainment. It contains footage from our historical televised events, as well as the acquired libraries of WCW, ECW, AWA and SMW. In fiscal 2004, from this library, we have created such titles as The Ultimate Ric Flair Collection, which chronicles over three decades of Ric Flair’s colorful career, and The Monday Night War, an account of the rivalry between WWE and WCW in the late 1990s. We also produce home video versions of each of our monthly pay-per-view events. Outside the United States, our home videos are distributed by a variety of licensees. In fiscal 2004, we sold approximately 1.8 million units across all titles in our catalog, including 27 new titles, a 30% increase over fiscal 2003. Sony Music Video markets and distributes our home videos to major retailers nationwide.

Music

          Music is an integral part of the entertainment experience at our live events and on our television programs. We compose and record most of our music, including theme songs tailored to our characters, in our recording studio. Sony Music markets and distributes our music to major retailers nationwide.

Publishing

          Our publishing operations consist primarily of two magazines, RAW and SmackDown!. Our magazines help shape and complement storylines in our television programs and at our live events. We include a direct marketing catalog in our magazines on a quarterly basis. Our in-house publishing and editorial departments prepare all editorial content, and we use outside contractors to print and distribute the magazines, which are sold both at newsstands and via subscription. The combined cumulative annual circulation of our two magazines was approximately 3.8 million for fiscal 2004, a decrease of 29% from fiscal 2003. Additionally, in fiscal 2004 we published four special issues.

Digital Media

          We utilize the Internet to promote our brands, to create a community experience among our fans and to market and distribute our products. Through our Internet sites, our fans can purchase and view our monthly pay-per-view events and purchase our branded merchandise. We promote many of our Internet sites on our televised programming, at our live events, in our magazines and in substantially all of our marketing and promotional materials. According to comScore Media Metrix, in March 2004, our Internet sites generated approximately 340 million page views, and we had approximately 7.0 million unique visitors.

Sales outside North America

          The following chart presents revenues derived from sales outside of North America from all activities within our live and televised and branded merchandise segments for each of our three fiscal years ended April 30, 2004:

Total Revenues from Sales outside of North America
($ in millions)

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

Trademarks and Copyrights

          Intellectual property is material to all aspects of our operations, and we expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to maintain compliance vis-à-vis other parties’ intellectual property.  We have a large portfolio of registered and unregistered trademarks and service marks worldwide and maintain a large catalog of copyrighted works, including copyrights on our television programming, music, photographs, books, magazines, and apparel art.  A principal focus of our efforts is to protect the intellectual property relating to our originally created characters portrayed by our performers, which encompasses images, likenesses, names and other identifying indicia of these characters.  We also own a large number of Internet website domain names and operate a network of developed, content-based sites, which facilitate and contribute to the exploitation of our intellectual property worldwide.

          We vigorously seek to enforce our intellectual property rights by, among other things, searching the Internet to ascertain unauthorized use of our intellectual property, seizing at our live events goods that feature unauthorized use of our intellectual property and seeking restraining orders and/or damages in court against individuals or entities infringing our intellectual property rights.  Our failure to curtail piracy, infringement or other unauthorized use of our intellectual property rights effectively, or our infringement of others’ intellectual property rights, could adversely affect our operating results.

Employees

          The following chart reflects worldwide head count as of June 2004, 2003 and 2002. The headcount excludes employees of our discontinued operations, The World and the XFL, and our talent who are independent contractors.

Worldwide Headcount

          Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are generally satisfactory. None of our employees are represented by a union.

Regulation

Live Events

          In various states in the United States and some foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or  other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events.  In the event that we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction.  The inability to present our live events over an extended period of time or in a number of jurisdictions could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

Television Programming

          The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the United States is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We voluntarily designate the suitability of each of our television shows using standard industry ratings, such as PG (L,V) or TV14.

Discontinued Operations

          In February 2003, we closed the restaurant operations and in April 2003, we closed the retail store of our entertainment complex in New York City, The World.  As a result, we recorded an after-tax charge of approximately $8.9 million in our fourth quarter ended April 30, 2003.  The lease for The World property expires on October 31, 2017 and the aggregate rental payments through the end of the term are approximately $43.8 million.  Included in fiscal 2004 loss from discontinued operations was $1.7 million related to the rental payments and maintenance costs for the facility.  We are actively seeking a tenant to assume this lease or enter into a sub-lease agreement.

          The World generated net revenue of $8.1 million and $14.1 million in fiscal 2003 and 2002, respectively, and incurred operating losses of $43.1 million and $7.9 million in fiscal 2003 and 2002, respectively.

Available Information

          Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website at http://corporate.wwe.com/invest/index.html as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.  In addition, our Corporate Governance Guidelines, Code of Business Conduct and charters of our Audit Committee and Compensation Committee are also available on our website.  A copy of any of these documents will be mailed to any stockholder upon request to us at World Wrestling Entertainment, Inc., 1241 East Main Street, Stamford, CT  06902, Attn: Investor Relations Department.

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

          Our principal properties consist of the following:

Facility	Location	Square Feet		Owned/Leased	Expiration Date of Lease

Executive offices	Stamford, CT	114,300		Owned	—
Production studio	Stamford, CT	39,000	(1)	Owned	—
Ring/Photo studio	Stamford, CT	5,600		Leased	May 11, 2006
Sales office	New York, NY	10,075		Leased	July 15, 2008
Sales office	Toronto, Canada	7,069		Leased	February 28, 2006
Sales office	London, England	2,215		Leased	May 31, 2006
Executive office	Los Angeles, CA	2,100		Leased	July 15, 2007
Warehouse	Trumbull, CT	30,000		Leased	August 9, 2004 (2)

(1)	Excludes 4,000 square feet of temporary space and 138,000 square feet of parking space adjacent to the production facilities.

(2)

The Company plans to move this operation to a different facility at the end of the lease.  This facility and a portion of our executive offices are used in connection with our branded merchandise segment; all other properties are used in connection with our live and televised entertainment segment.

          In addition, we own a daycare facility in Stamford, Connecticut on property adjacent to our production facilities, which originally offered child care services only to our employees, but is now also open to the public.  The licensing and operation of this facility is managed by a third-party contractor.  We have the responsibility to obtain the required licenses and to ensure that the facility meets health, safety, fire and building codes.

          We are currently in the process of seeking a subtenant or assignee for our 46,500 square foot rental space in New York City, which was used for our entertainment complex, The World.  The lease expires in October 2017, and aggregate rental payments through the end of the term are approximately $43.8 million.

Item 3.  Legal Proceedings

          See Note 10 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4.  Submission of matters to a vote of Security Holders

          None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Price Range of Class A Common Stock

          Our Class A common stock trades on the New York Stock Exchange under the symbol “WWE.”

          The following table sets forth the high and the low sale prices for the shares of Class A common stock as reported by the New York Stock Exchange for the periods indicated.

	Class A common stock

Fiscal 2004	High	Low

First Quarter	$11.07	$8.85
Second Quarter	$11.00	$9.10
Third Quarter	$14.15	$10.55
Fourth Quarter	$15.44	$12.35

	Class A common stock

Fiscal 2003	High	Low

First Quarter	$15.30	$8.49
Second Quarter	$10.40	$6.76
Third Quarter	$9.02	$7.53
Fourth Quarter	$9.20	$7.43

          There were 11,078 holders of record of Class A common stock and three holders of record of Class B common stock on July 7, 2004.

          We have declared and paid quarterly cash dividends on both the Class A common stock and Class B common stock in each fiscal quarter since June 2003.  The Class A common stock and Class B common stock are entitled to equal per share dividends.  On July 8, 2004 we paid to shareholders of record on June 28, 2004 a quarterly dividend in the amount of $0.06 per share.  Before that, our quarterly dividends were $0.04 per share.

Equity Compensation Plan Information

          The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of April 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	2,955,625	$ 12.47	6,036,777
Restricted stock units	770,848	N/A	Same as above
Equity compensation plans not approved by security holders	None	N/A	None

Total	3,726,473	$ 12.47	6,036,777

Item 6.  Selected Financial Data

          The following table sets forth our selected financial data for each of the five fiscal years in the period ended April 30, 2004. The selected financial data as of April 30, 2004 and 2003 and for the fiscal years ended April 30, 2004, 2003 and 2002 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected historical consolidated financial data as of April 30, 2002, 2001 and 2000 and for the fiscal years ended April 30, 2001 and 2000 have been derived from our audited consolidated financial statements, which are not included in this Annual Report.  You should read the selected financial data in conjunction with our consolidated financial statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report.

	Year Ended April 30 (dollars in millions, except per share data)

	2004	2003	2002	2001	2000

Financial Highlights:
Net revenues	$374.9	$374.3	$409.6	$438.1	$377.9
Operating income	$73.6	$26.6	$44.7	$87.2	$84.7
Income from continuing operations	$49.6	$16.1	$37.7	$63.5	$59.6
Net income (loss) (1)	$48.2	$(19.5)	$38.9	$14.9	$58.9
Earnings per share from continuing operations, diluted	$0.72	$0.22	$0.51	$0.88	$0.95
Earnings (loss) per share, diluted	$0.70	$(0.28)	$0.53	$0.21	$0.94
Dividends paid per share (2)	$0.16	—	—	—	—
Cash and short-term investments	$273.3	$271.1	$293.8	$239.1	$209.0
Total assets	$454.3	$432.2	$491.0	$464.1	$337.0
Total debt	$8.7	$9.9	$9.9	$10.5	$11.4
Total stockholders’ equity	$353.1	$337.4	$385.1	$346.8	$258.5

(1)

Included in our net income (loss) was the operating results of our discontinued operations, The World and the XFL, and their respective estimated shutdown costs, which totaled $(1.4), $(35.6), $(0.3), $(48.5) and $(0.7) during fiscal 2004, 2003, 2002, 2001 and 2000, respectively.

(2)	Excludes the $0.06 per share dividend paid to stockholders of record as of June 28, 2004.

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

          Our operations are organized around two principal activities:

          •     Live and televised entertainment, which consists of live event and television programming. Revenues consist principally of ticket sales to live events, sale of television advertising and sponsorships, television rights fees and pay-per-view buys.

          •     Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues consist principally of sale of merchandise at live events (such as T-shirts and caps), magazines and home videos, and royalties from products sold by licensees (such as video games, toys and books).

Fiscal Year Ended April 30, 2004 compared to Fiscal Year Ended April 30, 2003 (dollars in millions)

Net Revenues	2004	2003	better (worse)

Live and televised	$296.1	$295.4	0.2%
Branded merchandise	78.8	78.9	—

Total	$374.9	$374.3	0.2%

Operating Income:	2004	2003	better (worse)

Live and televised entertainment	$108.9	$88.2	23%
Branded merchandise	33.8	23.4	44%
Corporate	(69.1)	(85.0)	19%

Total operating income	$73.6	$26.6	177%

Income from continuing operations	$49.6	$16.1	208%

In fiscal 2004, net revenues increased slightly reflecting higher pay-per-view revenue, which benefited from the success of WrestleMania XX and strong performance of new home video releases, offset by a decline in average attendance at our live events, which impacts both live events and our branded merchandise revenues.  Revenue from sources outside of North America represented 17% of total net revenue in 2004 as compared to 14% in 2003.

Operating income increased substantially due to the cost reduction initiatives taken in fiscal 2003 that impact both business segments as well as selling, general and administrative expenses.  Income from continuing operations primarily reflects the impact of items noted above and improved returns on short term investments.

Additional details regarding these summary results follow below.

          The following chart provides revenues and key drivers for our live and televised segment:

Live and Televised Revenues	2004	2003	better (worse)

Live events	$69.7	$72.2	(3)%
Number of events	329	327	1%
Average attendance	5,006	5,551	(10)%
Average ticket price (dollars)	$41.32	$38.82	6%
Pay-per-view	$95.3	$91.1	5%
Number of buys from domestic pay-per-view events	5,604,000	5,378,100	4%
Domestic retail price, excluding WrestleMania (dollars)	$34.95	$29.95	17%
Advertising	$59.5	$72.9	(18)%
Average weekly household ratings for RAW	3.8	3.7	3%
Average weekly household ratings for SmackDown!	3.3	3.4	(3)%
Sponsorship revenues	$6.8	$8.7	(22)%
Television rights fees:
Domestic	$48.3	$38.8	24%
International	$22.8	$19.7	16%

Live events revenue decreased due to lower attendance at our events offset in part by an increase in the average price of tickets sold.  Pay-per-view revenues increased approximately 5% due to the success of our premier event,

WrestleMania XX, which was held in March 2004.  WrestleMania XX achieved approximately 885,000 buys as compared to approximately 560,000 buys for WrestleMania XIX in fiscal 2003.

Advertising revenues decreased due to a modification of our television distribution agreement with UPN.  Since October 2003, UPN has been selling all advertising inventory for our SmackDown! broadcasts and paying us a rights fee.  This arrangement accounts for a decrease of approximately $17.8 million in advertising revenue. This decrease was partially offset by the airing of make-good spots which reduced our allowance for underdelivery by approximately $5.7 million.  The increase in the domestic rights fees for the current year is derived from rights fee paid to us under our modified arrangement with UPN as discussed above.

The following chart provides revenues and key drivers for our branded merchandise segment:

Branded Merchandise Revenues	2004	2003	better (worse)

Licensing	$21.8	$21.8	—
Merchandise	$18.6	$22.4	(17)%
Domestic per capita spending (dollars)	$8.96	$8.95	—
Publishing	$10.7	$15.2	(30)%
Net units sold	4,312,200	6,427,500	(33)%
Home video	$21.4	$13.8	55%
Net units sold:
DVD	1,520,200	916,200	66%
VHS	283,600	466,800	(39)%
Internet advertising	$5.6	$4.9	14%

The decrease in merchandise revenue is primarily due to a $3.5 million decrease in the merchandise sold in arenas at our live events.  This decrease reflects lower attendance at these events and a change that occurred in fiscal 2004 from the direct sale of merchandise to a licensing arrangement for merchandise sold at our Canadian and international events.

Publishing revenues declined due to reductions in both newsstand copies and subscription copies sold for our two monthly magazines.  Additionally, we produced two fewer special editions in fiscal 2004 as compared to the prior year.

The increase of approximately 0.6 million units of DVD sales, which carry a higher price point, drove the increase in home video revenues for the current year.  Several successful titles released in the current year included The Ultimate Ric Flair Collection, which chronicles over three decades of Ric Flair’s illustrious career, The Monday Night War, an account of the rivalry between WWE and WCW in the late 1990’s and WrestleMania XX.  These three titles sold a total of approximately 335,000 units in fiscal 2004.  In addition, we gained distribution in one large retailer in 2004, thereby increasing sales.

Cost of Revenues	2004	2003	better (worse)

Live and televised	$170.9	$190.6	10%
Branded merchandise	36.2	46.7	22%

Total	$207.1	$237.3	13%

Profit contribution margin	45%	37%

Cost of Revenues-Live and Televised	2004	2003	better (worse)

Live events	$51.9	$56.1	7%
Pay-per-view	36.0	36.7	2%
Advertising	22.5	35.2	36%
Television	50.6	50.2	(1)%
Other	9.9	12.4	20%

Total	$170.9	$190.6	10%

Profit contribution margin	42%	35%

The decrease in advertising cost of revenues results primarily from the modification of our UPN distribution agreement. The impact of this change is a reduction in advertising revenues which was offset by an increase in television rights fees and the elimination of the participation costs to UPN. Although there should be no material effect on our net income relative to this change in terms, it should result in a favorable impact to our profit margins in future periods.

Cost of Revenues-Branded Merchandise	2004	2003	better (worse)

Licensing	$(2.2)	$6.7	133%
Merchandise	17.6	20.4	14%
Publishing	7.3	9.4	22%
Home video	9.5	6.5	(46)%
Digital media	3.2	3.3	3%
Other	0.8	0.4	(100)%

Total	$36.2	$46.7	22%

Profit contribution margin	54%	41%

Net negative licensing costs in fiscal 2004 is due to the reversal of $7.9 million of previously accrued licensing agent commissions.  These costs had been accrued over the period from fiscal 2001 through fiscal 2004 and have been reversed because payment is no longer considered probable as a result of favorable litigation developments.  Excluding this reversal, licensing cost of revenues decreased by approximately $0.9 million primarily due to lower costs associated with our music business and a greater mix of non-royalty bearing revenue in the current fiscal year.

During fiscal 2004 we recorded a pre-tax charge of $2.9 million in merchandise cost of revenues for the impairment of certain long-lived assets of our e-commerce business.  These assets were primarily composed of capitalized software development costs incurred during the set up of the e-commerce section of our website.

Merchandise and publishing costs of revenues decreased in conjunction with fewer units sold for both businesses. In addition, merchandise cost of revenues decreased due to the change from the direct sale of merchandise to a licensing arrangement for merchandise sold at our Canadian and international events.

Home video costs increased in correlation with the increase in units sold for the year, particularly distribution and duplication related fees.

The following chart reflects the amounts and percent change of certain significant overhead items:

Selling, General & Administrative Expenses	2004	2003	better (worse)

Staff related	$46.2	$36.6	(26)%
Legal, accounting and other professional	15.3	24.5	38%
Settlement of litigation, net	(5.9)	2.8	311%
Advertising and promotion	6.8	8.6	21%
Bad debt	(2.3)	3.8	161%
All other	18.1	23.0	21%

Total SG&A	$78.2	$99.3	21%

SG&A as a percentage of net revenues	21%	27%

The increase in staff related costs is primarily attributable to approximately $7.4 million of payments under the Company’s management incentive programs, made as a result of our improved financial results.  Legal expenses incurred in fiscal 2004 declined by approximately $5.5 million in the current year in conjunction with lower litigation activity in 2004.  In fiscal 2004, we received a favorable settlement of approximately $5.9 million.  Included in settlement of litigation in fiscal 2003 was a $3.8 million settlement of a legal dispute partially offset by $1.0 million of other net favorable settlements.

The $2.3 million negative amount of bad debt expense in fiscal 2004 is due to a payment received from a pay-per-view service provider that had been fully reserved in the prior year.

Stock Compensation Costs	2004	2003

Option exchange offer	$2.0	—
Other grants of restricted stock units	$1.7	—

Total stock compensation costs	$3.7	—

Stock compensation expense relates to our restricted stock programs.  These programs were initiated in fiscal 2004.  During 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17.00 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average price of $13.28 per share, during the offering period.  Overall, 4.2 million options were eligible for the offer, of which 4.1 million were exchanged for either cash or restricted stock units.  In exchange for the options tendered, we granted an aggregate of 591,416 restricted stock units and made cash payments in the aggregate amount of approximately $0.9 million, which will result in a total compensation charge of approximately $6.7 million, of which the cash payment of $0.8 million to employees was recorded in our third fiscal quarter ended January 23, 2004, and the portion related to the grant of the restricted stock units to employees will be recorded over the units’ 24 month vesting period.  As a result, $2.0 million of the compensation charge related to the option exchange program was recorded in fiscal 2004 and the remaining will be recorded as follows: approximately $3.6 million in fiscal 2005 and approximately $1.1 million in fiscal 2006.

Also in 2004, we granted 178,000 restricted stock units at $9.60 per share.  Such issuances were granted to officers and employees under our 1999 Long-Term Incentive Plan (the “Plan”).  Although originally scheduled to amortize over the seven year vesting period, a provision of the grants stipulated if EBITDA of $65.0 million was achieved in any fiscal year during the vesting period, the unvested restricted stock units would immediately vest and, accordingly, the unamortized balance at that date would be expensed.  Because our EBITDA exceeded $65.0 million in fiscal 2004, we recorded a $1.7 million charge in the fourth quarter for the immediate vesting of the remaining restricted stock units.  EBITDA is a measure of our operating performance, and is defined in the Plan as earnings from continuing operations before interest, taxes, depreciation, and amortization.

	2004	2003	better (worse)

Depreciation and amortization	$12.3	$11.0	(12)%

The increase is primarily attributable to the amortization of the acquired film libraries and the depreciation of the corporate jet. In January 2004, we paid $20.1 million to pay off a lease on our corporate aircraft.  The purchase price of the aircraft, net of a $9.5 million estimated residual value, is being depreciated on a straight-line basis over a 10 year period.  As a result of this purchase, annual depreciation expense will increase by $1.1 million.  We believe this transaction will result in lower net financing costs.

	2004	2003	better (worse)

Interest income	$5.9	$2.0	195%

The increase in interest income is a result of the switch of our liquid assets from primarily cash to other forms of short term investments in the current year.

	2004	2003	better (worse)

Interest expense	$0.8	$0.8	—

	2004	2003	better (worse)

Other income (loss), net	$1.3	$(0.9)	244%

During fiscal 2003, we recorded a $0.6 million write down of investments deemed other-than-temporarily impaired.

Provision for Income Taxes	2004	2003

Provision	$30.4	$10.8
Effective tax rate	38%	40%

The decrease in the effective tax rate was primarily due to the absence of capital losses in fiscal 2004 for which no tax benefit can be recorded.

Discontinued Operations – XFL.  Income from discontinued operations was $0.3 million for fiscal year 2004 with no income or loss recorded in fiscal year 2003.  The results from fiscal 2004 reflected our final settlement of substantially all remaining liabilities at less than the originally projected amount.

Discontinued Operations - The World.  During fiscal 2003, as a result of continued losses, we closed the restaurant and retail operations of The World. As a result, we recorded a charge of approximately $12.1 million ($8.9 million, net of income taxes), the majority of which represented the present value of our obligations under the facility’s lease, less estimated sub-lease rental income over the lease term.  As of April 30, 2004, we had a remaining accrual balance of approximately $9.3 million relating to the shutdown.  The $9.3 million accrual included accrued rent and other related costs which assumed no sub-rental income for fiscal 2004 and assumed 75% sub-rental income through the end of the lease term, which is October 31, 2017.

Loss from discontinued operations of The World was $1.7 million, net of income taxes, for the fiscal year ended April 30, 2004 as compared to a loss from discontinued operations of $35.6 million, net of income taxes, for the fiscal year ended April 30, 2003.  Included in fiscal 2003 was an impairment charge of $32.9 million ($20.4 million, net of income taxes) as a result of impairment tests conducted on goodwill and other long-lived assets related to The World, as well as the $12.1 million ($8.9 million, net of income taxes) shutdown accrual discussed above.

Fiscal Year Ended April 30, 2003 compared to Fiscal Year Ended April 30, 2002 (dollars in millions)

Net Revenues	2003	2002	better (worse)

Live and televised	$295.4	$323.5	(9)%
Branded merchandise	78.9	86.1	(8)%

Total	$374.3	$409.6	(9)%

Operating Income:	2003	2002	better (worse)

Live and televised entertainment	$88.3	$113.9	(22)%
Branded merchandise	23.3	20.8	(12)%
Corporate	(85.0)	(90.0)	(6)%

Total operating income	$26.6	$44.7	(41)%

	2003	2002	better (worse)

Income from continuing operations	$16.1	$37.7	(57)%

In fiscal 2003 net revenues declined in both segments principally reflecting lower average attendance at live events, fewer pay-per-view buys and a decline in television ratings.  Revenue from sources outside of North America represented 14% of total net revenue in 2003 compared to 10% in 2002.

Operating income declined primarily due to the lower revenue partly offset by savings due to lower costs that are variable compared to revenue.  Income from continuing operations primarily reflects the items noted above and lower returns on short term investments.

Additional details regarding these summary results follow below.

The following chart provides revenues and key drivers for our live and televised segment:

Live and Televised Revenues	2003	2002	better (worse)

Live events	$72.2	$74.1	(3)%
Number of events	327	237	38%
Average attendance	5,551	8,562	(35)%
Average ticket price (dollars)	$38.82	$35.69	9%
Pay-per-view	$91.1	$112.0	(19)%
Number of buys from domestic pay-per-view events	5,378,100	7,135,464	(25)%
Domestic retail price, excluding WrestleMania (dollars)	$29.95	$24.95	20%
Advertising	$72.9	$83.6	(13)%
Average weekly household ratings for RAW	3.7	4.6	(20)%
Average weekly household ratings for SmackDown!	3.4	4.0	(15)%
Sponsorship revenues	$8.7	$13.2	(34)%
Television rights fees:
Domestic	$38.8	$35.0	11%
International	$19.7	$18.3	8%

Of the $3.8 million increase in domestic television rights fees revenues, $1.6 million was due to an executive producer fee received related to a feature film and approximately $1.1 million was due to the production of two additional television specials in the period.

The following chart provides revenues and key drivers for our branded merchandise segment:

Branded Merchandise Revenues	2003	2002	better (worse)

Licensing	$21.8	$24.4	(11)%
Merchandise	$22.4	$26.2	(15)%
Domestic per capita spending (dollars)	$8.95	$8.48	6%
Publishing	$15.2	$16.3	(7)%
Net units sold	6,427,500	6,867,700	(6)%
Home video	$13.8	$13.6	1%
Net units sold:
DVD	916,200	625,900	46%
VHS	466,800	1,041,200	(55)%
Internet advertising	$4.9	$4.4	11%

The decrease in licensing revenues was due to a decrease of $3.3 million in toy royalties and $0.7 million in apparel royalties offset partially by a $1.6 million increase in video game royalties.

Of the $3.8 million decrease in merchandise revenues, $2.9 million was due to a reduction in our website and catalog sales.  In addition, $0.8 million was due to a decrease in sales at our live events resulting primarily from lower attendance as compared to the prior year.

Cost of Revenues	2003	2002	better (worse)

Live & televised	$190.6	$194.2	2%
Branded merchandise	46.7	56.9	18%

Total	$237.3	$251.1	6%

Profit contribution margin	37%	39%

Cost of Revenues-Live and Televised	2003	2002	better (worse)

Live events	$56.1	$52.2	(7)%
Pay-per-view	36.7	42.5	14%
Advertising	35.2	36.9	5%
Television	50.2	49.6	(1)%
Other	12.4	13.0	5%

Total	$190.6	$194.2	2%

Profit contribution margin	35%	40%

The decrease in the profit contribution margin was due primarily to the $3.5 million impact of the William Morris Agency, Inc. settlement, which was included in advertising cost of revenues.  Excluding the impact of this charge, the profit contribution margin for fiscal 2003 was approximately 37%.

Cost of Revenues-Branded Merchandise	2003	2002	better (worse)

Licensing	$6.7	$9.8	32%
Merchandise	20.4	22.6	10%
Publishing	9.4	10.0	6%
Home video	6.5	9.4	31%
Digital media	3.3	5.0	34%
Other	0.4	0.1	300%

Total	$46.7	$56.9	18%

Profit contribution margin	41%	34%

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

The following chart reflects the amounts and percent change of certain significant overhead items:

Selling, General & Administrative Expenses	2003	2002	better (worse)

Staff related	$36.6	$37.4	2%
Legal, accounting and other professional litigation	18.4	14.6	(26)%
Settlement of litigation	8.9	8.9	—
Advertising and promotion	8.6	9.4	9%
Bad debt	3.8	1.0	(280)%
License and contract termination	—	4.9	100%
All other	23.0	27.0	15%

Total SG&A	$99.3	$103.2	4%

SG&A as a percentage of net revenues	27%	25%

The increase in bad debt expense was related to reserves for delinquent pay-per-view payments from a service provider and from a cable system operating under the bankruptcy code.  Included in legal and litigation in fiscal 2003 was a $3.8 million offer to settle a legal dispute partially offset by $1.0 million of net favorable settlements.  License and contract termination costs in 2002 arose from the termination of certain WCW license and related agreements assumed in the WCW asset acquisition.

	2003	2002	better (worse)

Depreciation and amortization	$11.0	$10.6	(4)%

	2003	2002	better (worse)

Interest income	$2.0	$10.6	(81)%

The decrease in interest income is due to lower average interest rates earned on our investments as well as a loss of approximately $1.6 million from an investment in mortgage-backed securities.

	2003	2002	better (worse)

Interest expense	$0.8	$0.8	—

	2003	2002

Other (loss) income, net	$(0.9)	$5.2

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

The increase in the effective tax rate was due to capital losses generated in fiscal 2003 which may not be deductible for tax purposes.  We have determined that it is more likely than not that these losses will not be fully utilized and, as such, we have recorded a valuation allowance against these benefits.

Discontinued Operations - XFL.  Income from discontinued operations of the XFL, net of minority interest and income taxes, was $4.6 million for the fiscal year ended April 30, 2002, with no income or loss recorded in fiscal year 2003.  The results from fiscal 2002 reflected the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits.

Discontinued Operations - The World.  Loss from discontinued operations of The World, net of income taxes, was $35.6 million for the fiscal year 2003 as compared to $4.9 million for the fiscal year 2002.  Included in fiscal 2003 was an impairment charge of $32.9 million ($20.4 million, net of taxes) as a result of impairment tests conducted on goodwill and other long-lived assets related to The World, as well as a charge of $12.1 million ($8.9 million, net of taxes) related to the shutdown accrual.

Liquidity and Capital Resources

          Cash flows from operating activities for the fiscal years ended April 30, 2004 and 2003 and 2002 were $61.9, $21.1 million and $53.0 million, respectively.  Cash flows provided by operating activities from continuing operations were $65.4 million in fiscal 2004 as compared to $28.0 million in fiscal 2003 and $71.6 million in fiscal 2002. Working capital, consisting of current assets less current liabilities, was $265.6 million as of April 30, 2004 and $275.2 million as of April 30, 2003.

          Cash flows used in investing activities for the fiscal year ended April 30, 2004 were $111.0 million and cash flows provided by investing activities were $49.7 million in fiscal 2003.  Cash flows used in investing activities for the fiscal year ended April 30, 2002 were $17.8 million. As of June 25, 2004, we had approximately $224.8 million invested primarily in fixed income mutual funds and short-term U.S. Treasury notes. Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.  Nevertheless, the Company foresees a rising interest rate environment and we may incur some capital loss, which we anticipate will be offset by the opportunity to earn higher interest rates on short-term securities and mutual funds.

          In fiscal 2004, we had capital expenditures of approximately $5.3 million, excluding the purchase of the corporate jet, consisting primarily of digital media equipment for our website, television equipment and conversion of our critical business and financial systems. In January 2004, we paid $20.1 million to pay off a lease on our corporate aircraft. The jet was originally acquired under an operating lease in 2000.  The transaction has been accounted for as a capital acquisition in 2004. Capital expenditures for fiscal 2005 are expected to be between $10.0 million and $12.0 million, which include projects related to television equipment and building improvements.

          Cash flows used in financing activities for the fiscal year ended April 30, 2004 and 2003 were $30.9 and $28.8 million, respectively, and cash flows provided by financing activities was $6.8 million for the fiscal year ended April 30, 2002.

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

          We have declared and paid quarterly cash dividends of $0.04 per share on both the Class A common stock and Class B common stock in each fiscal quarter since June 2003.  The Class A common stock and Class B common stock are entitled to equal per share dividends.  On April 27, 2004, our Board of Directors declared a dividend of $0.06 per share of Class A and Class B common stock that was paid on July 8, 2004 to shareholders of record on June 28, 2004.

          We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, quarterly dividends, capital expenditures and strategic investments as well as costs related to the shutdown of The World.

Contractual Obligations

          In addition to long-term debt, we have entered into various other contracts under which we are required to make guaranteed payments, including:

•

Television distribution agreement with Viacom affiliate SpikeTV through September 2005 that provides for the payment of the greater of a fixed percentage of the revenues from the sale of television advertising time or an annual minimum guaranteed amount.

•	Various operating leases.

•

Employment contract with Vincent K. McMahon, which runs through October 2006, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract.

•	Employment contract with Linda E. McMahon, which runs through October 2005, with annual renewals thereafter if not terminated by us or Mrs. McMahon.

•	Other employment contracts which are generally for one-to three-year terms.

•	Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.

Our aggregate minimum payment obligations under these contracts as of April 30, 2004 were as follows:

	Payments due by period

	($ in millions)
	Less than 1 year	1–3 years	4–5 years	After 5 years	Total

Long-term debt	$0.7	$2.5	$2.0	$3.5	$8.7
Operating leases	1.3	2.5	0.1	—	3.9
Television programming agreements	5.8	2.4	—	—	8.2
Talent, employment agreements and other commitments	17.2	11.7	—	—	28.9

Total commitments from continuing operations	$25.0	$19.1	$2.1	$3.5	$49.7
Operating lease — The World (1)	2.7	8.4	6.1	26.6	43.8

Total	$27.7	$27.5	$8.2	$30.1	$93.5

(1) Excludes any potential sub-rental income.  We are actively seeking a tenant to assume this lease or enter into a sub-lease agreement.

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

•          Revenue Recognition

                    Pay-per-view programming:

          Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and any subsequent adjustments to the buys are recognized on a cash basis. As of April 30, 2004, our pay-per-view Accounts Receivable was $28.3 million. If our initial estimate is incorrect, it can result in significant adjustments to revenues in subsequent years.

                    Television advertising:

          Revenues from the sale of television advertising are recorded when the commercial airs within our programming and are based upon contractual amounts previously established with our advertisers.  These contractual amounts are typically based on the advertisement reaching a desired number of viewers.  If an ad does not reach the desired number of viewers, we record an estimated reserve to reflect rebates or additional ad placements due to advertisers, based on the difference between the intended delivery (as contracted) and actual delivery of audiences.  As of April 30, 2004, our estimated reserve was $4.4 million.  If our estimated reserves are incorrect, revenues in subsequent periods would be impacted.

          Additionally, through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including television, Internet and print advertising, arena signage, on-air announcements and special appearances by our Superstars.  We follow the guidance of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables,” and assign the total sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair value.  Our relative fair values for the sponsorship elements are based upon a combination of historical prices and current advertising market conditions.  Revenue from these packages is recognized as each element is delivered.  Sponsorship revenues totaled $6.8 million in fiscal 2004.

                    Home Video:

          Revenues from the sales of home video titles are recorded when shipped by our distributor to wholesalers/ retailers, net of an allowance for estimated returns.  The allowance for estimated returns is based on historical information and current industry trends. As of April 30, 2004, our home video returns allowance was $2.6 million.  If we do not accurately predict returns, we may have to adjust revenues in future periods.

                    Magazine publishing:

          Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns.  We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current titles in relation to prior issue return rates.  As of April 30, 2004, our newsstand returns allowance was $4.5 million.  If we do not accurately predict returns, we may have to adjust revenues in future periods.

•          Allowance for Doubtful Accounts

          Our receivables represent a significant portion of our current assets.  We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible.  We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers.  Changes in the financial condition of significant customers, either adverse or positive, could impact the amount and timing of any additional allowances that may be required.  As of April 30, 2004 our allowance for doubtful accounts was $2.6 million.

•          Income Taxes

          We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  As such, we recognize the future impact of the difference between the financial statement and tax basis of assets and liabilities.  As of April 30, 2004, we have $10.9 million of net deferred tax assets on our balance sheet.  In addition, as of April 30, 2004, we have $13.7 million of deferred tax assets included in assets of discontinued operations related primarily to the tangible and intangible assets of our discontinued operations.  We record valuation allowances against deferred tax assets that management does not believe the future tax benefits are more likely than not to be realized.

Recent Accounting Pronouncements

          There are no accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Annual Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: (i) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (ii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iii) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines; (iv) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks if we expand into new and complementary businesses; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; (xvii) our Class A common stock has a relatively small public “float”; and (xviii) we may face risks relating to our recent restatement of our financial statements. The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements.

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

Our investment portfolio consists primarily of fixed income mutual funds and United States Treasury Notes, with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is approximately one year. Due to the nature of our investments and our strategy to minimize market and interest rate risk, we believe that our portfolio would not be materially impacted by adverse fluctuations in interest rates.

Item 8.  Consolidated Financial Statements and Schedule

          The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                    None

Item 9A.  Controls and Procedures

                    Based on their most recent review, which was completed as of the end of the period covered by this report, our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  During the fiscal year ended April 30, 2004, there have been no changes in our internal control over financial reporting, identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

          The information required by Part III (Items 10-14) is incorporated herein by reference to the captions “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management” and “Ratification of Selection of Independent Auditors” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.	Consolidated Financial Statements and Schedule: See index to Consolidated Financial Statements on page F-1 of this Report.

2.	Exhibits:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).

3.1A	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-8, filed July 15, 2002).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-84327)).

3.2A	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 4.2(a) to our Registration Statement on Form S-8, filed July 15, 2002).

10.1	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (No. 333-84327))(the “LTIP”).*

10.1A	Form of Option Agreement under the LTIP (incorporated by reference to Exhibit 10.1A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003) *

10.1B

Form of Agreement for Restricted Performance Stock Units granted during 2003 under the LTIP (incorporated by reference to Exhibit 10.2B to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003).*

10.2	Employment Agreement with Vincent K. McMahon, dated October 14, 1999 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (No. 333-84327)).*

10.2A

Amendment, dated as of May 1, 2002, to Employment Agreement with Vincent K. McMahon (incorporated by reference to Exhibit 10.2A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

10.2B

Second Amendment, dated February 23, 2004, to Employment Agreement with Vincent K. McMahon (incorporated by reference to Exhibit 10.2B to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 23, 2004) *

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

10.4A

Amendment, dated February 23, 2004, to Employment Agreement with Linda E. McMahon (incorporated by reference to Exhibit 10.4A to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 23, 2004).*

10.5	Booking Contract with Linda E. McMahon, dated February 15, 2000 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*

10.6	World Wrestling Entertainment Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

10.7

License Agreement with inDemand, formerly known as Viewer’s Choice L.L.C., dated as of January 20, 1999 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (No. 333-84327)). (1)

10.8	World Wrestling Entertainment, Inc. Management Bonus Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2003 Annual Meeting of Stockholders, filed July 31, 2003).*

10.9

Independent Contractor Agreement, dated May 1, 2003, between the Registrant and Communications Consultants, Inc. (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003)*

10.10

Registration Rights Agreement, dated August 30, 2001, by and between Invemed Catalyst Fund, L.P. and World Wrestling Entertainment, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).

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

10.17

Offer letter, dated January 13, 2003, between the Registrant and Kurt Schneider (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.18

Offer letter , dated February 24, 2003, between the Registrant and Philip B. Livingston (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.19

Booking Contract, dated as of January 1, 2000, between the Registrant and Shane B. McMahon (“McMahon Booking Contract”) (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.19A	First Amendment to McMahon Booking Contract, dated March 12, 2001 (incorporated by reference to Exhibit 10.19A to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.20

Employment Agreement, dated as of October 29, 1996, between the Registrant and James W. Ross (“Ross Employment Agreement”) (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.20A	Amendment to Ross Employment Agreement, dated June 2, 2003 (incorporated by reference to Exhibit 10.20A to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.20B	Second Amendment to Ross Employment Agreement, dated June 2, 2003 (incorporated by reference to Exhibit 10.20B to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.20C	Third Amendment to Ross Employment Agreement, dated August 13, 2003 (incorporated by reference to Exhibit 10.20C to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification by Philip B. Livingston pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon, Linda E. McMahon and Philip B. Livingston pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan or arrangement.

(1) Certain portions of this exhibit have been omitted based upon a request for confidential treatment filed by the Company with the Secretary of the Commission on August 25, 1999, as amended on October 8, 1999. The omitted portion of this exhibit has been separately filed with the Commission.

(b) Reports on Form 8-K:

The Registrant filed the following Forms 8-K:

(i) Filing Date March 8, 2004	Items 12 and 7

(ii) Filing Date April 23, 2004	Items 12 and 7

(iii) Filing Date April 27, 2004	Items 5 and 7

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: July 12, 2004	By:	/s/ LINDA E. MCMAHON

Linda E. McMahon Chief Executive Officer

Dated: July 12, 2004	By:	/s/ PHILIP B. LIVINGSTON

Philip B. Livingston Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date

By: /s/ VINCENT K. MCMAHON	Chairman of the Board of Directors, (co-principal executive officer)	July 12, 2004

Vincent K. McMahon

By: /s/ LINDA E. MCMAHON	Chief Executive Officer and Director, (co-principal executive officer)	July 12, 2004

Linda E. McMahon

By: /s/ LOWELL P. WEICKER Jr.	Director	July 12, 2004

Lowell P. Weicker Jr.

By: /s/ DAVID KENIN	Director	July 12, 2004

David Kenin

By: /s/ JOSEPH PERKINS	Director	July 12, 2004

Joseph Perkins

By: /s/ MICHAEL B. SOLOMON	Director	July 12, 2004

Michael B. Solomon

By: /s/ ROBERT A. BOWMAN	Director	July 12, 2004

Robert A. Bowman

By: /s/ PHILIP B. LIVINGSTON	Chief Financial Officer and Director, (principal financial and accounting officer)	July 12, 2004

Philip B. Livingston

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of World Wrestling Entertainment, Inc.:

          We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of April 30, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and of cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 16(a)1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards No. 133 during the year ended April 30, 2002.

/s/ Deloitte and Touche LLP

Stamford, Connecticut

July 12, 2004

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Year ended April 30

	2004	2003	2002

Net revenues	$374,909	$374,264	$409,622
Cost of revenues	207,121	237,343	251,124
Selling, general and administrative expenses	78,170	99,349	103,191
Depreciation and amortization	12,363	10,965	10,594
Stock compensation costs	3,675	—	—

Operating income	73,580	26,607	44,713

Interest income	5,906	2,011	10,591
Interest expense	767	783	784
Other income (loss), net	1,275	(897)	5,213

Income from continuing operations before income taxes	79,994	26,938	59,733
Provision for income taxes	30,421	10,836	22,020

Income from continuing operations	49,573	16,102	37,713

Discontinued operations:
Income on shutdown of the XFL, net of taxes of $178 and $2,917 for 2004 and 2002, respectively and minority interest	290	—	4,638

Loss from The World operations, net of taxes of $16,359 and $3,006, for 2003 and 2002, respectively	—	(26,691)	(4,903)
Estimated loss on shutdown of The World, net of taxes of $900 and $3,257, for 2004 and 2003, respectively	(1,671)	(8,866)	—

Loss from discontinued operations – The World	(1,671)	(35,557)	(4,903)

Loss from discontinued operations	(1,381)	(35,557)	(265)

Cumulative effect of change in accounting principle, net of taxes of $911	—	—	1,487

Net income (loss)	$48,192	$(19,455)	$38,935

Earnings (loss) per common share-basic and diluted:
Continuing operations	$0.72	$0.22	$0.51
Discontinued operations	(0.02)	(0.50)	—
Cumulative effect of change in accounting principle	—	—	0.02

Net income (loss)	$0.70	$(0.28)	$0.53

Shares used in per share calculations:
Basic	68,621	70,622	72,862
Diluted	69,036	70,623	72,866

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of April 30

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and equivalents	$48,467	$128,473
Short-term investments	224,824	142,641
Accounts receivable, net	62,703	49,075
Inventory, net	856	839
Prepaid expenses and other current assets	14,027	18,681
Assets of discontinued operations	691	21,129

Total current assets	351,568	360,838

PROPERTY AND EQUIPMENT, NET	71,369	59,325
INTANGIBLE ASSETS, NET	4,492	4,625
OTHER ASSETS	6,212	7,375
ASSETS OF DISCONTINUED OPERATIONS	20,703	—

TOTAL ASSETS	$454,344	$432,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$700	$777
Accounts payable	13,118	14,188
Dividends payable	4,106	—
Accrued expenses and other liabilities	42,131	34,503
Deferred income	23,512	24,662
Liabilities of discontinued operations	2,401	11,554

Total current liabilities	85,968	85,684

LONG-TERM DEBT	7,955	9,126
LIABILITIES OF DISCONTINUED OPERATIONS	7,316	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 13,650,476 shares and 18,215,427 shares issued as of April 30, 2004 and 2003, respectively)	136	182
Class B common stock: ($.01 par value; 60,000,000 shares authorized; 54,780,207 shares issued as of April 30, 2004 and 2003)	548	548
Treasury stock (2,578,769 shares as of April 30, 2003)	—	(30,569)
Additional paid-in capital	250,775	297,315
Accumulated other comprehensive (loss) income	(1,120)	243
Retained earnings	102,766	69,634

Total stockholders’ equity	353,105	337,353

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$454,344	$432,163

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS) INCOME
(dollars and shares in thousands)

					Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Common Stock		Treasury Stock

	Shares	Amount	Shares	Amount

Balance, May 1, 2001	72,932	$729	—	—	$296,525	$(597)	$50,154	$346,811
Comprehensive income:
Net income	—	—	—	—	—	—	38,935	38,935
Translation adjustment	—	—	—	—	—	37	—	37
Unrealized holding gain, net of tax	—	—	—	—	—	35	—	35

Total comprehensive income								39,007
Purchase of treasury stock	—	—	100	(1,139)	—	—	—	(1,139)
Exercise of stock options	32	—	—	—	413	—	—	413

Balance, April 30, 2002	72,964	729	100	(1,139)	296,938	(525)	89,089	385,092
Comprehensive loss:
Net loss	—	—	—	—	—	—	(19,455)	(19,455)
Translation adjustment	—	—	—	—	—	322	—	322
Unrealized holding gain, net of tax	—	—	—	—	—	446	—	446

Total comprehensive loss								(18,687)
Purchase of treasury stock	—	—	2,489	(29,554)	—	—	—	(29,554)
Proceeds from sale of treasury stock	—	—	(11)	124	(47)	—	—	77
Exercise of stock options	32	1	—	—	404	—	—	405
Tax benefit from exercise of stock options	—	—	—	—	20	—	—	20

Balance, April 30, 2003	72,996	730	2,578	(30,569)	297,315	243	69,634	337,353
Comprehensive income:
Net income	—	—	—	—	—	—	48,192	48,192
Translation adjustment	—	—	—	—	—	(203)	—	(203)
Unrealized holding loss, net of tax	—	—	—	—	—	(1,160)	—	(1,160)

Total comprehensive income								46,829
Retirement of treasury stock	(4,616)	(46)	(4,616)	49,712	(49,666)	—	—	—
Stock repurchase, net of issuance of new shares	27	—	2,038	(19,143)	5	—	—	(19,138)
Exercise of stock options	24	—	—	—	305	—	—	305
Tax benefit from exercise of stock options	—	—	—	—	2	—	—	2
Dividends paid	—	—	—	—	—	—	(10,954)	(10,954)
Dividends declared, not yet paid	—	—	—	—	—	—	(4,106)	(4,106)
Stock compensation costs	—	—	—	—	2,814	—	—	2,814

Balance, April 30, 2004	68,431	$684	—	—	$250,775	$(1,120)	$102,766	$353,105

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended April 30

	2004	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$48,192	$(19,455)	$38,935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,381	35,557	265
Gain on sale of stock and revaluation of warrants, net	(671)	—	(5,287)
Cumulative effect of change in accounting principle, net of tax	—	—	(1,487)
Depreciation and amortization	12,363	10,965	10,594
Amortization of deferred income	(1,052)	(1,268)	(1,270)
Stock compensation costs	2,814	—	—
Provision for doubtful accounts	(2,295)	3,697	900
Provision for inventory obsolescence	237	797	3,780
Provision (benefit) for deferred income taxes	5,087	1,490	(3,455)
Impairment of long-lived asset	2,942	—	—
Changes in assets and liabilities:
Accounts receivable	(11,332)	10,334	7,388
Inventory	(255)	(185)	(1,086)
Prepaid expenses and other assets	2,870	(614)	5,689
Accounts payable	(1,070)	(5,302)	25
Accrued expenses and other liabilities	7,917	(10,724)	6,403
Deferred income	(1,737)	2,740	10,179

Net cash provided by continuing operations	65,391	28,032	71,573
Net cash used in discontinued operations	(3,477)	(6,894)	(18,587)

Net cash provided by operating activities	61,914	21,138	52,986

INVESTING ACTIVITIES:
Additions to property and equipment	(5,266)	(10,593)	(12,499)
Purchase of corporate aircraft	(20,122)	—	—
Purchase of other assets	(1,641)	(3,000)	—
Sale (purchase) of short-term investments, net	(83,963)	65,416	(13,070)
Net proceeds from the sale of investments	—	—	12,914

Net cash provided by (used in) continuing operations	(110,992)	51,823	(12,655)
Net cash used in discontinued operations	—	(2,134)	(5,179)

Net cash provided by (used in) investing operations	(110,992)	49,689	(17,834)

FINANCING ACTIVITIES:
Repayments of long-term debt	(647)	(601)	(556)
Proceeds from (repayments of) capital lease agreement	(601)	601	—
Proceeds from sales of treasury stock	—	77	—
Purchase of treasury stock	(19,031)	(29,554)	(1,139)
Dividends paid	(10,954)	—	—
Proceeds from exercise of stock options	305	405	413

Net cash (used in) continuing operations	(30,928)	(29,072)	(1,282)
Net cash provided by discontinued operations	—	322	8,100

Net cash (used in) provided by financing activities	(30,928)	(28,750)	6,818

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(80,006)	42,077	41,970
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	128,473	86,396	44,426

CASH AND EQUIVALENTS, END OF PERIOD	$48,467	$128,473	$86,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$14,016	$6,398	$7,741
Cash paid during the period for interest	$773	$783	$783

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

1.  Basis of Presentation and Business Description

The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our wholly owned subsidiaries.  We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television and pay-per-view event programming and live events and the licensing and sale of branded consumer products featuring our World Wrestling Entertainment brands. Our continuing operations are organized around two principal activities:

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

2.  Summary of Significant Accounting Policies

          Use of Estimates —   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Fiscal Period —   Our fiscal year ends on April 30 of each year. Unless otherwise noted, all references to years relate to fiscal years, not calendar years, and refer to the fiscal period by using the year in which the fiscal period ends. Our fiscal quarters are thirteen-week periods that end on the thirteenth Friday in the quarter, with the exception of our fourth quarter, which always ends on April 30.

         Cash and Equivalents —   Cash and equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts.

          Short-term Investments —   We classify all of our short-term investments as available-for-sale securities. Such short-term investments consist primarily of United States government and federal agencies securities, corporate commercial paper, corporate bonds, mutual funds and mortgage-backed securities, all of which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of April 30, 2004, the fair value of our short-term investments was approximately $1,627 less than cost and as of April 30, 2003, the fair value was $148 greater than cost. We recorded unrealized (losses) income, net of taxes, of $(1,160), $446 and $(163) for 2004, 2003 and 2002, respectively, which was included in accumulated other comprehensive income (loss). It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

          Accounts Receivable —   Accounts receivable relate principally to amounts due to us from pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively, and balances due from the sale of television advertising, home video and magazines. Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers.  Activity in the allowance for doubtful accounts is as follows:

	Balance at beginning of period	Charged to costs and expenses	Write-offs and other	Balance at end of period

2004	$5,284	$(2,295)	$(377)	$2,612
2003	$2,840	$3,697	$(1,253)	$5,284
2002	$1,868	$900	$72	$2,840

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

Property and Equipment —   Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are amortized over the lesser of the remaining useful life of the buildings or the anticipated life of improvements. Our corporate aircraft is depreciated over ten years on a straight-line basis less an estimated residual value of $9,500.

Leased Property Under Capital Leases —   Property under capital leases is amortized over the shorter of the lives of the respective leases or the estimated useful lives of the assets.

Valuation of Long-Lived Assets —   In May 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In accordance with SFAS No. 144, we periodically evaluate the carrying value of long-lived assets when events and circumstances warrant such a review.  During fiscal 2004, management performed an analysis on our long-lived assets related to our e-commerce infrastructure.  These assets were primarily composed of capitalized software development costs incurred during the set up of the e-commerce section of our website.  Based upon the performance of our e-commerce business as compared to the costs incurred to operate the site, management determined that the asset was impaired and recorded a pre-tax charge of $2,942 in our fourth fiscal quarter.  During 2003, the economic conditions surrounding our entertainment complex in New York City, The World, and its continued weak operating results indicated potential impairment.  In accordance with the prescribed accounting, an impairment test was performed which ultimately resulted in a non-cash pre-tax impairment charge of $30,392 that was recorded in fiscal 2003 and reflected in discontinued operations.

Income Taxes —   We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Our deferred provision was determined under the asset and liability method.  Under this method, deferred assets and liabilities are recognized based on differences between financial statement and income tax basis of assets and liabilities using presently enacted tax rates.  Valuation allowances are established to reduce deferred tax assets to amounts management believes are more likely than not to be realized.  We consider estimated future taxable income and ongoing tax planning strategies in assessing the need for valuation allowances.

Revenue Recognition —   Revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of several of our business lines, there are additional steps in the revenue recognition process, as described below.

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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

                    •     Television advertising:

          Revenues from the sale of television advertising are recorded when the commercial airs within our programming and are based upon contractual amounts previously established with our advertisers.  These contractual amounts are typically based on the advertisement reaching a desired number of viewers.  If an ad does not reach the desired number of viewers, we record an estimated reserve to reflect rebates or additional ad placements due to advertisers, based on the difference between the intended delivery (as contracted) and actual delivery of audiences.

          Additionally, through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including television, Internet and print advertising, arena signage, on-air announcements and special appearances by our Superstars.  We follow the guidance of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables,” and assign the total sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.  Our relative fair values for the sponsorship elements are based upon a combination of historical prices and current advertising market conditions.  Revenue from these packages is recognized as each element is delivered.

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

          Foreign Currency Translation —   For translation of the financial statements of our Canadian and United Kingdom subsidiaries, we have determined that the Canadian Dollar and the U.K. Pound, respectively, are the functional currencies. Assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

          Stock-Based Compensation —   We account for stock options issued to employees using the intrinsic value method as prescribed under Accounting Principles Board Opinion (“APB”) No 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of our stock on the grant date.  Stock options issued to non-employees are accounted for at fair value at the issuance date.  We follow the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation —   Transition and Disclosure”, and SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS Nos. 148 and 123 encourage, but do not require, companies to adopt a fair value based method for determining expense related to stock-based compensation (See Note 11).  Restricted stock unit grants are recorded at fair value as of the grant date, with the resulting compensation cost recorded over the vesting period, if any.

          The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	2004	2003	2002

Expected life of option	3 years	3 years	3 years
Risk-free interest rate	1.8%	2.5%	3.4%
Expected volatility of our common stock	38%	38%	67%
Expected dividend yield	1.7%	—	—

	2004	2003	2002

Weighted average fair value per share of each option granted to employees	$2.44	$3.73	$6.48
Total number of options granted to employees	852,500	1,219,000	5,000
Total fair value of all options granted to employees	$2,082	$4,548	$32

          Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No.123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for 2004, 2003 and 2002 would have been impacted as shown in the following table:

	2004	2003	2002

Reported income from continuing operations	$49,573	$16,102	$37,713
Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	2,278	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,392)	(3,602)	(5,393)

Pro forma income from continuing operations	$47,459	$12,500	$32,320
Reported basic and diluted earnings from continuing operations per common share operations per common share	$0.72	$0.22	$0.51
Pro forma basic and diluted earnings from continuing	$0.69	$0.18	$0.44

          Derivative Instruments – We hold warrants received from certain publicly traded companies with whom we have licensing or distribution agreements.  Warrants received from our licensees and a television programming distributor were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model.  That corresponding amount is recorded as deferred revenue and is amortized into operating income over the life of the related agreements using straight-line amortization. For the fiscal years ended April 30, 2004, 2003 and 2002, we recorded revenues of $1,052, $1,268 and $1,270 respectively, related to the amortization of deferred revenue resulting from the receipt of such warrants.  Subsequent to receipt, warrants are adjusted to their estimated fair value each quarter, with changes in fair value included in other income.  We do not utilize derivative instruments for speculative purposes or to hedge our exposure to interest rate or foreign currency risks. Upon adoption of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” we recognized $1,487, net of tax, as a cumulative effect of change in accounting principle in fiscal 2002, as a result of adjusting warrants to their estimated fair value.

          Goodwill & Other Intangible Assets —   During 2003, the economic conditions surrounding The World, and its continued weak operating results indicated potential impairment of the site’s long-lived assets and goodwill. As a

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

result of the indicated impairment, a valuation was performed on the site which ultimately resulted in the recording of a write-down of the long-lived assets and all goodwill related to The World.  The write-down of the goodwill resulted in a non-cash pre-tax impairment charge of $2,533 during the third quarter of fiscal 2003.  Our remaining intangible assets consist of acquired film libraries which are amortized over three years and acquired trademarks and trade names which are amortized over six years.  Our intangible assets are being amortized over their estimated useful lives based on the period the assets are expected to contribute to our cash flows.  We perform impairment tests annually and whenever events or circumstances indicate that intangible assets might be impaired.

          Discontinued Operations – SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  In February 2003, we closed the restaurant operations at The World and in April 2003, we closed the retail operations at the facility.  Costs related to the shutdown of these operations were estimated at the shutdown date and were recorded, net of applicable tax benefits, as discontinued operations in fiscal 2003, in accordance with SFAS No. 146.

          Prior to the adoption of SFAS No. 146, we accounted for our discontinued XFL operations in accordance with Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations—  Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

          Recent Accounting Pronouncements -In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It became effective for us in the second quarter of 2004, but, because we have no instruments falling under the provisions of SFAS No. 150, it did not have an impact on our consolidated financial statements.

3.  Earnings Per Share

          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	2004	2003	2002

Basic	68,621,145	70,621,898	72,861,797
Diluted	69,035,634	70,623,129	72,865,624
Dilutive effect of outstanding options	86,218	1,231	3,827
Dilutive effect of restricted stock units	328,271	—	—
Anti-dilutive outstanding options, end of period	2,025,125	6,869,450	5,306,750

4.  Intangible Assets

          In fiscal 2004 we acquired certain film libraries for approximately $1,710.  In addition, in fiscal 2003, we acquired a film library and certain other assets for $3,000. We have classified these costs as intangible assets and amortized them over three years, which is the period of the expected revenues to be derived from the film libraries. In March 2001, we acquired substantially all of the intellectual property and certain other assets of WCW, another wrestling organization, including trademarks, trade names, their film library and other intangible assets, for $2,500.  The purchase price of these assets was assigned to the trademarks and trade names, and is being amortized over six years, which is the period of the expected revenues to be derived from these assets.

	April 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,710	$(1,423)	$3,287
Trademarks and trade names	2,500	(1,295)	1,205

	$7,210	$(2,718)	$4,492

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	April 30, 2003

		Accumulated Amortization	Net Carrying Amount

Film libraries	$3,000	$—	$3,000
Trademarks and trade names	2,500	(875)	1,625

	$5,500	$(875)	$4,625

          Amortization expense recorded for the years ended April 30, 2004, 2003 and 2002 was $1,843, $420 and $420, respectively.

          The following table presents estimated future amortization expense:

For the year ending April 30, 2005	$1,986
For the year ending April 30, 2006	1,986
For the year ending April 30, 2007	520

Total	$4,492

5.  Investments

          Short-term investments consisted of the following:

	April 30, 2004

	Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value

Fixed income mutual funds and other	$180,259	$(1,627)	$178,632
United States Treasury Notes	$46,192	—	46,192

Total	$226,451	$(1,627)	$224,824

The unrealized holding loss of $1,627 at April 30, 2004 consisted of gross losses of $1,894 and gains of $267.  The securities with unrealized losses consisted primarily of fixed income mutual funds, with a total fair value of approximately $151,515.  The unrealized loss is due to changes in interest rates after the purchase of the investment.  None of these securities have been in an unrealized loss position for more than one year.

	April 30, 2003

	Cost	Unrealized Holding Gain	Fair Value

Government obligations	$63,755	$—	$63,755
Fixed income mutual funds	40,027	148	40,175
Corporate obligations and other	38,711	—	38,711

Total	$142,493	$148	$142,641

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          In fiscal 2003, we recorded to other income, an impairment charge of approximately $613 related to certain stock we held.

          In addition to the short-term investments included above, during fiscal 2001 we received warrants from three publicly traded companies with whom we had licensing agreements. The estimated fair value of the warrants on the date of receipt aggregated approximately $5,237, and was included in other assets. In connection with the adoption of SFAS No. 133 in fiscal 2002, we recorded a cumulative effect adjustment of $1,487, net of taxes, as a result of adjusting these warrants to their fair values.  The warrants received from two of these publicly traded companies were then exercised and the related stock was sold in fiscal 2002, generating a net gain of $6,757.

          During fiscal 2004, we received additional warrants from two of these publicly traded companies.  These warrants were initially recorded in other assets at their fair market value of $1,638 on the date received using the Black-Scholes options pricing model with offsetting deferred revenues.  This deferred revenue is amortized into operating income over the life of the respective underlying licensing agreements using the straight line method.  We have recorded approximately $671 in mark to market adjustments using the Black-Scholes model, taking into account the most current market assumptions.  This amount was included in other income for the year ended April 30, 2004.

          We also received warrants during fiscal 2001 from another publicly traded company with whom we had a television programming distribution agreement.  The estimated fair value of these warrants on the date of receipt was approximately $2,884, and was included in other assets.  These warrants were treated in a different manner due to the volume of stock that we could acquire under the warrants, if exercised, as compared to the total shares of common stock outstanding of this company.  This prevented us from being able to readily convert the warrant to cash and accordingly the warrants were not considered derivatives.  Therefore, any fair value adjustments were recorded through equity as a component of other comprehensive income.  In fiscal 2002, it became clear that the continuing decline in the market value of the common stock of this company would not reverse.  This, coupled with the shortened window to exercise, caused management to make a determination that these warrants were other-than-temporarily impaired and, accordingly, we wrote the balance down to zero, resulting in a charge of $2,884, which was included in other (loss) income.  These warrants expired unexercised in February, 2003.

6.  Property and Equipment

          Property and equipment consisted of the following:

	2004	2003

Land, buildings and improvements	$50,941	$51,051
Equipment	39,398	40,332
Corporate aircraft	20,710	—
Vehicles	639	639
Property under capital lease	—	1,515

	$111,688	$93,537
Less accumulated depreciation and amortization	40,319	34,212

Total	$71,369	$59,325

In January 2004, we paid $20,100 to an unrelated, third party lessor to pay off a lease on our corporate aircraft.  The aircraft was acquired under an operating lease in 2000.   The transaction was accounted for as a capital acquisition in fiscal 2004.  The purchase price of the aircraft, net of a $9,500 estimated residual value, will be depreciated on a straight-line basis over a 10 year period.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

7.  Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	2004	2003

Accrued pay-per-view event costs	$5,884	$5,580
Accrued legal settlement offers	783	3,750
Accrued income taxes	16,204	5,173
Accrued talent royalties	302	759
Accrued payroll related costs	8,457	2,359
Accrued television costs	438	3,364
Accrued legal and professional fees	2,090	2,430
Accrued home video production and distribution	2,168	974
Accrued publishing print and distribution	520	1,140
Accrued other	5,285	8,974

Total	$42,131	$34,503

8.  Debt

          Debt as of April 30, 2004 and 2003 consisted of the following:

	2004	2003

Mortgage loan agreement	$8,655	$9,302
Obligation under capital lease	—	601

	8,655	9,903
Less current portion	700	777

Long-term debt	$7,955	$9,126

          In 1997, we entered into a mortgage loan agreement under which we borrowed $12,000 at an annual interest rate of 7.6%. Principal and interest are to be paid in 180 monthly installments of approximately $112. The loan is collateralized by our executive offices and television studio in Stamford, Connecticut.  Interest expense for this loan was $767, $783 and $784 for 2004, 2003 and 2002, respectively.

          In July 2002, we entered into a capital lease arrangement related to certain computer equipment. In fiscal 2004, when the net carrying amount of the obligation was $495, we paid off the remaining balance from available cash.

          As of April 30, 2004, the scheduled principal repayments under our debt obligations were as follows:

For the year ended April 30, 2005	$700
For the year ended April 30, 2006	756
For the year ended April 30, 2007	817
For the year ended April 30, 2008	881
For the year ended April 30, 2009	952
Thereafter	4,549

Total	$8,655

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

9.  Income Taxes

          For fiscal 2004, 2003 and 2002, we were taxed on our income from continuing operations at an effective tax rate of 38.0%, 40.2% and 36.9%, respectively.  Our income tax provision related to our income from continuing operations for fiscal 2004, 2003 and 2002 was $30,421, $10,836 and $22,020, respectively, and included federal, state and foreign taxes.

          The components of our tax provision from continuing operations were as follows:

	2004	2003	2002

Current:
Federal	$19,541	$5,990	$21,456
State and local	3,133	1,057	3,129
Foreign	2,642	2,299	1,801
Deferred:
Federal	4,503	1,290	(3,802)
State and local	620	182	(580)
Foreign	(18)	18	16

Total	$30,421	$10,836	$22,020

          The income tax provision allocated to continuing operations, discontinued operations and cumulative effect of change in accounting principle were as follows:

	2004	2003	2002

Provision for income taxes - continuing operations	$30,421	$10,836	$22,020
Benefit for income taxes - discontinued operations	(722)	(19,616)	(5,923)
Provision for income taxes - cumulative effect of change in accounting principle	—	—	911

Total allocated provision (benefit) for income taxes	$29,699	$(8,780)	$17,008

          The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	2004	2003	2002

Statutory U.S. federal tax at 35%	$27,998	$9,428	$20,907
State and local taxes, net of federal benefit	2,439	(545)	1,792
Foreign rate differential	261	112	136
Valuation allowance	(162)	2,025	—
Other	(115)	(184)	(815)

Provision for income taxes	$30,421	$10,836	$22,020

          The state tax benefit for 2003 is comprised of state and local taxes, net of federal benefits, reduced by the reversal of a tax reserve established in prior year.  The tax reserve is no longer necessary due to the conclusion of various state examinations.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations consisted of the following:

	2004	2003

Deferred tax assets:
Accounts receivable	$1,100	$2,759
Inventories	498	464
Prepaid royalties	3,935	3,479
Stock options/stock compensation	4,442	4,286
Investments	4,450	3,736
Intangible assets	3,112	3,609
Accrued liabilities and reserves	1,471	4,516
Foreign	65	47

Deferred tax assets, gross	19,073	22,896
Valuation allowance	(2,275)	(2,437)

Deferred tax assets, net	16,798	20,459

Deferred tax liabilities:
Fixed assets and depreciation	5,891	4,465

Deferred tax liabilities, net	5,891	4,465

Total deferred tax assets, net	$10,907	$15,994

          The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of April 30, 2004 and 2003, $7,003 and $11,194, respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $3,904 and $4,800, respectively, are included in other non-current assets in our consolidated balance sheets.

          As of April 30, 2004, and April 30, 2003 we had valuation allowances of $2,275 and $2,437, respectively to reduce our deferred tax assets to an amount more likely than not to be recovered. The valuation allowance is primarily related to the deferred tax asset arising from losses on investments which are capital in nature for which realization is uncertain. A majority of these capital loss carry forwards expire in 2008.

          We have approximately $30,362 in state and local net operating losses which begin to expire in 2023.  These net operating losses were incurred in discontinued operations and, as such, the deferred tax asset related to this net operating loss carryforward is included in the assets of discontinued operations on the consolidated balance sheets.  A full valuation allowance in the amount of $2,638 is recorded against these net operating loss carryforwards to reduce the asset to zero as management does not believe the tax benefit is more likely than not to be realized.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          U.S. income taxes have not been provided on unremitted earnings of our foreign subsidiary, because our intent is to keep such earnings indefinitely reinvested in the foreign subsidiary’s operations.

10.  Commitments and Contingencies

          We have certain commitments, including various non-cancelable operating leases, performance contracts with various performers, employment agreements with certain executive officers, advertising commitments and an agreement with Viacom which guarantee a minimum payment for advertising during the term.

          Future minimum payments as of April 30, 2004 under the agreements described above were as follows:

	Operating Lease Commitments	Other Commitments	Total

For the year ending April 30, 2005	$1,283	$23,678	$24,961
For the year ending April 30, 2006	1,168	10,947	12,115
For the year ending April 30, 2007	723	4,725	5,448
For the year ending April 30, 2008	632	882	1,514
For the year ending April 30, 2009	128	952	1,080
Thereafter	—	4,549	4,549

Total	$3,934	$45,733	$49,667

          Rent expense under operating leases from continuing operations was approximately $1,906, $2,402 and $2,228 for 2004, 2003 and 2002, respectively.

          In addition, we have an operating lease for space in New York City that is currently unoccupied which was related to our former entertainment complex, The World. We are currently seeking a sub-tenant. The total payments remaining on the lease are approximately $43,795 as of April 30, 2004, which were accrued as a liability at the shutdown date.  However, in accordance with SFAS No. 146, we have reduced this accrual by our current estimate for sub-tenant rental income of approximately 75% of the remaining payments on the lease (see Note 16).

Legal Proceedings

World Wide Fund for Nature

          In April 2000, the World Wide Fund for Nature and its American affiliate, the World Wildlife Fund (collectively, the “Fund”) instituted legal proceedings against us in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of a 1994 agreement between the Fund and us regarding the use of the initials “wwf”. In August 2001, the trial judge granted the Fund’s motion for summary judgment, holding that we breached the agreement by using the initials “wwf” in connection with certain of our website addresses and our former scratch logo. The English Court of Appeals subsequently upheld that ruling. Since November 10, 2002, we have been subject to an injunction barring us, either on our own or through our officers, servants, agents, subsidiaries, licensees or sublicensees, our television or other affiliates or otherwise, from most uses of the initials “wwf,” including in connection with the “wwf” website addresses and the use of our former scratch logo.

          We have complied with the injunction and have taken a number of significant steps that go beyond the literal requirements of the injunction, including, among other things, changing our corporate name to World Wrestling Entertainment, Inc. and initials to “WWE.”  However, the elimination of certain historical uses of our former scratch logo, including, specifically, WWE’s archival video footage containing the scratch logo during the period 1998-May 2002 and the scratch logo embedded in programming code of WWE-licensed video games created during the period 1999-2001 is, as a practical matter, not possible. On an application for relief by our videogame licensee, THQ/Jakks Pacific LLC (“THQ/Jakks”), the English Court of Appeals ruled, overturning the lower court’s decision, that THQ/Jakks’ marketing and sale of games with embedded references to the initials “wwf” would not violate the injunction and would not constitute contempt of court by either THQ/Jakks or us.

          As part of its original complaint, the Fund included a damages claim associated with our use of the initials

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

“wwf.”  Although the Fund has never initiated any proceedings or presented any evidence before the court in this regard, the Fund has claimed in correspondence that at least $360 million would be required to fund a multi-year media advertising campaign to remedy the Fund’s alleged loss of recognition/exclusivity as a result of our use of the initials “wwf.” In that correspondence, the Fund, through its Legal Advisor, demanded a payment of $90 million prior to the injunction compliance date to settle its alleged damages claims and resolve all remaining issues. We vigorously rejected the Fund’s demand and contend that the Fund’s tactics were a bad faith attempt to coerce us into an unwarranted cash payment.  We strongly dispute that the Fund has suffered any such damages and indeed despite repeated requests, the Fund has never provided us with any documentation or evidence in support of its alleged damages claim. No hearings have been scheduled on the Fund’s damages claim.  We cannot quantify the potential impact that an unfavorable outcome of the Fund’s damages claim, if such a claim ever were to be presented, could have on our financial condition, results of operations or liquidity; however based solely on the Fund’s unsubstantiated out-of-court assertions, it could be material.

Shenker & Associates

          On November 14, 2000, Stanley Shenker & Associates, Inc. (“SSAI”) filed a complaint against us in Superior Court, Judicial District of Stamford/Norwalk, Connecticut, relating to the termination of an agency agreement between us and plaintiff.  Plaintiff sought compensatory damages and punitive damages in an unspecified amount, attorneys’ fees, an accounting and a declaratory judgment.

          In May 2003, we filed a motion for sanctions asserting significant litigation misconduct by the plaintiff, including giving perjured testimony and fabricating evidence, and seeking, among other things, dismissal of all claims against us and a default judgment on our counterclaims for tortious interference with business relations, conversion, fraud and conspiracy in connection with the Plaintiff’s solicitation and receipt of improper payments from various of our licensees. In October 2003, the court issued a comprehensive opinion and order, dismissing plaintiff’s case against us with prejudice and entering a default judgment in our favor on all of our counterclaims.  In November 2003, the plaintiff filed a motion to reconsider the court’s order, which was denied.  SSAI filed a renewed motion for reconsideration which was also denied.  As a result of, among other things, these developments, in the fourth quarter of fiscal 2004 we reversed an expense accrued for commissions in the amount of approximately $7.9 million.  A damages hearing on our counterclaims has been scheduled for September 2004.  Pursuant to the court’s request, we have filed a report on the discovery we need to prove the damages associated with our counterclaims.

          On February 14, 2003, we filed a complaint against one of our former officers, and certain entities related to him, with respect to irregularities in the licensing program during his tenure with us, which came to light as a result of discovery in the Shenker litigation.  That lawsuit has been consolidated with the Shenker litigation. In March 2004, we filed a motion for summary judgment on all of our claims, which is pending before the court.  We also have filed a motion for sanctions based on the former officer’s discovery misconduct, seeking a default judgment on our claims.

          In December 2003, the parties entered into a stipulation regarding our application for prejudgment remedies, permitting us to attach assets up to $5.0 million against SSAI and up to $850,000 against the former officer and certain related entities (this latter amount was subsequently raised to $4.0 million).  In January 2004, we began attaching assets.  Based on the violation of the consent order regarding prejudgment remedies, we moved for contempt against the former officer and his associate.

          We believe that the decision against SSAI was correct and that this litigation will have no material adverse effect on our financial condition or results of operations. However, the decision is subject to appeal and as a result, no assurances can be given in this regard.

Marvel Enterprises

          In October 2001, we were served with a complaint by Marvel Enterprises, Inc. in the Superior Court of Fulton County, Georgia alleging that we breached the terms of a license agreement regarding the rights to manufacture and distribute toy action figures of various wrestling characters, assumed in the acquisition of certain assets of World Championship Wrestling, Inc. (“WCW”) by one of our subsidiary corporations. The plaintiff seeks damages and a declaration that the agreement is in force and effect. Universal Wrestling Corp. (“Universal”), the successor-in-interest to WCW, was sued in a separate lawsuit, which has been consolidated with the lawsuit against us for discovery and trial. We are defending Universal in connection with these claims. In May 2003, we filed a

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

motion for summary judgment on all claims. Universal similarly filed a motion for summary judgment on all claims. In July 2003, the court granted our summary judgment motion in its entirety and dismissed all claims against the Company, and the court granted in part and denied in part Universal’s summary judgment motion.  Marvel has appealed the decisions, and Universal has appealed the denial in part of its summary judgment motion.  While we believe the court’s decision to dismiss the claims against us was correct, we are unable to predict the likelihood of success of Marvel’s appeal.  In light of the summary judgment rulings, we do not believe that an unfavorable outcome of the remaining claims against Universal would have a material adverse effect on our financial condition or results of operations; however, no assurances can be given in this regard.

IPO Class Action

          In December 2001, a purported class action complaint was filed against us asserting claims for alleged violations of the federal securities laws relating to our initial public offering in 1999. Also named as defendants in this suit were Vincent K. McMahon, Linda E. McMahon and August J. Liguori (collectively, the “Individual Defendants”) and the underwriters of our initial public offering. According to the allegations of the Complaint, the Underwriter Defendants allegedly engaged in manipulative practices by, among other things, pre-selling allotments of shares of the Company’s stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements which allegedly artificially inflated the Company’s stock price.  The plaintiff further alleges that the Company knew or should have known of such unlawful practices.  This litigation has been consolidated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period.

          The class plaintiffs and the issuer defendants, including the Individual Defendants and the Company, have reached an agreement in principle for the settlement of all claims.  This settlement, if consummated, is not anticipated to have a material adverse effect on our financial condition or results of operation.  While the Company strongly denies all allegations, in June 2004, the Company and the Individual Defendants executed the settlement agreement, subject to approval of the settlement by the Company’s primary insurer.  It is the Company’s understanding that the significant majority of issuer defendants have executed the settlement agreement as well.  The Company expects the settlement process will move forward; however, no assurances can be given in this regard.

          We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings.   The ultimate outcome of these other matters is not expected to have a material adverse effect on our financial condition or results of operations.

11.  Stockholders’ Equity

          Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.

          In June 2003, we purchased approximately 2.0 million shares of our common stock from Viacom, Inc. for approximately $19,246, which was a slight discount to the then market value of our common stock. This transaction did not affect other aspects of our business relationship with Viacom.

          We provide a stock purchase plan for our employees.  Under the plan, any regular full-time employee may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. At April 30, 2004, approximately 76 employees were participants in the plan. In fiscal 2004, employee participants purchased approximately 21,402 shares of our common stock under the plan at an average per share of $7.74.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          The 1999 Long-Term Incentive Plan (“LTIP”) provides for grants of options as incentives and rewards to encourage employees, directors, consultants and performers in our long-term success. The LTIP provides for grants of options to purchase shares at a purchase price equal to the fair market value on the date of the grant. The options expire 10 years after the date of the grant and are generally exercisable in installments beginning one year from the date of the grant. The LTIP also provides for the grant of other forms of equity-based incentive awards as determined by the compensation committee of the board of directors.

          In June 2003, we granted 178,000 restricted stock units at $9.60 per share.  Total compensation costs related to the grant of restricted stock units based on the estimated value of the units on the grant date is $1.7 million. Although originally scheduled to be amortized over the seven year vesting period, a provision of the grant stipulated that if EBITDA of $65.0 million was achieved in any fiscal year during the vesting period, the unvested restricted stock units would immediately vest and, accordingly, the unamortized balance at that date would be expensed.  Because our EBITDA exceeded $65.0 million in fiscal 2004, we recorded the entire $1.7 million charge in fiscal 2004. EBITDA is a measure of our operating performance, and is defined in the LTIP as earnings from continuing operations before interest, taxes, depreciation, and amortization.

          In January 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average price of $13.28 per share, during the offering period.  Overall, 4.2 million options were eligible for the offer, of which 4.1 million were exchanged for either cash or restricted stock units.  In exchange for the options tendered, we granted an aggregate of 591,416 restricted stock units and made cash payments in the aggregate amount of approximately $0.9 million, which will result in a total compensation charge of approximately $6.7 million, of which the cash payment of $0.8 million to employees was recorded in fiscal 2004, and the portion related to the grant of the restricted stock units to employees will be recorded over the units’ 24 month vesting period.  As a result, $2.0 million of the compensation charge related to the option exchange program was recorded in fiscal 2004 and the remaining will be recorded as follows: approximately $3.6 million in fiscal 2005 and approximately $1.1 million in fiscal 2006.

          Presented below is a summary of the LTIP’s activity for each of the three years ended April 30, 2004.

	Options	Weighted Average Exercise Price

Options outstanding at May 1, 2001	6,670,700	$16.36
Options granted	5,000	$13.82
Options canceled	(390,100)	$16.20
Options exercised	(32,000)	$12.94

Options outstanding at April 30, 2002	6,253,600	$16.40
Options granted	1,219,000	$13.02
Options canceled	(476,900)	$15.44
Options exercised	(31,250)	$12.94

Options outstanding at April 30, 2003	6,964,450	$15.89

Options granted	852,500	$9.63
Options canceled	(4,837,775)	$16.89
Options exercised	(23,550)	$12.94

Options outstanding at April 30, 2004	2,955,625

Restricted stock units outstanding	770,848

Available for future grants at April 30, 2004	6,036,777

          The number of options exercisable as of April 30, 2004, 2003 and 2002 was 1,184,644, 5,021,600 and 3,618,735, respectively. The following table summarizes information for options outstanding and exercisable as of April 30, 2004:

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$7.66 – $17.00	2,955,625	6.2 years	$12.47	1,184,644	$14.11

12.  Employee Benefit Plans

                    We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant’s contributions, up to 6% of eligible compensation (maximum 3% matching contribution). We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions and additional discretionary contributions to the 401(k) plan was $1,217, $840 and $865, during 2004, 2003 and 2002, respectively.

13.  Segment Information

          Our continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. Our live and televised entertainment segment consists of live events and television programming. Our branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos. The results of operations for The World and for the XFL are not included in the segment reporting as they are classified separately as discontinued operations in our consolidated financial statements (See Note 16). We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues.

          Revenues derived from sales outside of North America were approximately $63,453, $51,840 and $38,459 for 2004, 2003 and 2002, respectively. The table presents information about the financial results of each segment for 2004, 2003 and 2002 and assets as of April 30, 2004 and 2003. Unallocated assets consist primarily of cash, short-term investments and real property and other investments.

	Year Ended April 30

	2004	2003	2002

Net revenues:
Live and televised entertainment	$296,088	$295,432	$323,458
Branded merchandise	78,821	78,832	86,164

Total net revenues	$374,909	$374,264	$409,622

Depreciation and amortization:
Live and televised entertainment	$4,415	$3,709	$3,205
Branded merchandise	2,729	2,062	—
Corporate	5,219	5,194	7,389

Total depreciation and amortization	$12,363	$10,965	$10,594

Operating income:
Live and televised entertainment	$108,919	$88,266	$113,924
Branded merchandise	33,830	23,362	20,829
Corporate	(69,169)	(85,021)	(90,040)

Total operating income	$73,580	$26,607	$44,713

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	At April 30

	2004	2003

Assets:
Live and televised entertainment	$78,162	$73,727
Branded merchandise	17,437	17,395
Unallocated (1)	358,745	341,041

Total assets	$454,344	$432,163

(1) Includes assets of discontinued operations of $21,408 and $21,129 as of April 30, 2004 and 2003, respectively.

14.  Financial Instruments and Off-Balance Sheet Risk

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

Fair Value of Financial Instruments — The carrying amounts of cash, cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature, and maturity of such instruments.  Our short-term investments are carried at quoted market rates.  Our debt primarily consists of the mortgage related to our corporate headquarters, which has an annual interest rate of 7.6%.  The fair value of this debt is not significantly different from its carrying amount.

15.  Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2004
Net revenues	$74,675	$94,431	$79,070	$126,733
Gross profit	$25,414	$42,204	$35,015	$65,155
Income from continuing operations	$2,743	$16,819	$8,863	$21,148
Loss from discontinued operations (1)	$(158)	$266	$(76)	$(1,413)
Net income	$2,585	$17,085	$8,787	$19,735
Earnings (loss) per common share: basic
Continuing operations	$0.04	$0.25	$0.13	$0.31
Discontinued operations (1)	$0.00	$0.00	$0.00	$(0.02)
Net income	$0.04	$0.25	$0.13	$0.29
Earnings (loss) per common share: diluted
Continuing operations	$0.04	$0.25	$0.13	$0.30
Discontinued operations (1)	$0.00	$0.00	$0.00	$(0.02)
Net income	$0.04	$0.25	$0.13	$0.28
2003
Net revenues	$85,449	$90,323	$92,565	$105,927
Gross profit	$28,831	$28,151	$35,854	$44,085
Income from continuing operations	$3,790	$195	$5,923	$6,194
Loss from discontinued operations (1)	$(1,327)	$(1,863)	$(21,988)	$(10,379)
Net income (loss)	$2,463	$(1,668)	$(16,065)	$(4,185)
Earnings (loss) per common share:
basic and diluted
Continuing operations	$0.05	$0.00	$0.08	$0.09
Discontinued operations (1)	$(0.02)	$(0.03)	$(0.31)	$(0.15)
Net income (loss)	$0.03	$(0.02)	$(0.23)	$(0.06)

(1)  Our discontinued operations include an after-tax impairment charge of $20,413 recorded in the third quarter of 2003 and after-tax charges related to the shutdown of The World of $8,866 recorded in the fourth quarter of 2003 (see Note 16).

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

16.  Discontinued Operations

In fiscal 2003, we recorded estimated shutdown costs of approximately $12,100, or $8,900 after tax, in connection with the closing of our operations of The World. The following is a listing of the major components included in the $12,100 charge:

Rent expense and other related costs	$9,900
Severance and other related costs	1,100
Impairment of fixed assets	1,000
Inventory reserves	100

Total	$12,100

          The costs associated with these disposal activities have been classified in discontinued operations in our Consolidated Statements of Operations for the year ended April 30, 2003.

          Rent expense and other related costs-In determining the shut-down costs for the rent expense associated with the lease of The World, we followed the guidance established in paragraph 16 of SFAS 146. We closed the restaurant in February 2003 and the retail store in April 2003. By April 30, 2003, we had physically vacated the premises, with no intention to reoccupy, and began to show the space to potential sub-lease tenants in early fiscal 2004. Accordingly, no future economic benefit will be received by us from this operation. In calculating our accrual for the costs that will continue to be incurred under this contract through its October, 2017 term, we assumed no sub-let income in fiscal 2004 and assumed sub-let income of 75% of the lease payments beginning in fiscal 2005. Based upon discussions with real estate brokers in New York City and a real estate appraiser engaged by us, it was determined to be probable that the property would not be rented within fiscal 2004. Factors include the large space of the facility, its unique Times Square location, the then remaining term of the lease (15 years) and the expected time needed to re-fit the space by any potential new tenant.

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

          Included in the loss from discontinued operations for 2003 was an impairment charge of $32,925 as a result of an impairment test conducted on goodwill $2,533 and other long-lived assets $30,392 at The World. The charge arose from continued operating losses at that facility and was taken in accordance with SFAS No. 142 and SFAS No. 144, respectively. Estimates of the fair values of the long-lived assets at The World were determined by an independent, third party appraiser, based on valuation methods, such as cost and fair market value approaches, with the valuation method used based upon the nature of the underlying assets.

          In fiscal 2004, we recorded additional shutdown costs of $2,571, or $1,671 after tax, representing the absence of projected sub-rental payments for the first nine months of fiscal 2005, which represents our revised estimate of the expected time necessary to assign or sub-let the remaining lease.  In addition, we have also re-classified the deferred tax assets related to The World from short-term to long-term based upon our current expectations regarding the expected realization of these deferred tax assets.

          The following table presents the activity in the accruals relating to the shutdown of The World during the year ended April 30, 2004.

	Accrued Rent and Other Related Costs	Accrued Severance and Other Related Costs	Total

Balance as of April 30, 2003	$9,900	$400	$10,300
Amounts paid during fiscal year April 30, 2004	(2,700)	(400)	(3,100)
Additional charge recorded in fiscal year April 30, 2004*	2,100	—	2,100

Balance as of April 30, 2004	$9,300	—	$9,300

*Although we are actively seeking to sub-let the property, no tenant has been located to date.  The additional charge relates to the modification of our assumptions related to the accrued rent.  This accrual and the related assumptions will continue to be monitored and adjusted accordingly.

          The results of The World business, which has been classified as discontinued operations in the consolidated financial statements, are summarized as follows:

	2004	2003	2002

Loss from The World operations, net of taxes of $16,359 and $3,006 for 2003 and 2002, respectively	$—	$(26,691)	$(4,903)
Estimated loss on shutdown of The World, net of taxes of $900 and $3,257 for 2004 and 2003, respectively	(1,671)	(8,866)	—

Loss from discontinued operations	$(1,671)	$(35,557)	$(4,903)

	2004	2003

Assets:
Cash	$—	$586
Accounts receivable	—	5
Income tax receivable	7,002	5,343
Prepaid expenses	46	94
Inventory	60	65
Deferred income taxes, net of valuation allowance of $2,638 and $1,350 for 2004 and 2003, respectively	13,701	14,437

Total assets	$20,809	$20,530

Liabilities:
Accounts payable	$14	$19
Accrued expenses	9,304	10,648

Total liabilities	$9,318	$10,667

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          In early May 2001, we formalized our decision to discontinue operations of the XFL, and accordingly reported XFL operating results and estimated shutdown costs as Discontinued Operations in the Consolidated Statements of Operations for the year ended April 30, 2001.  Estimated shutdown costs of approximately $27,000 consisted of fixed asset and other asset impairment charges of approximately $9,600, contractual labor costs of approximately $8,400, workers’ compensation and severance costs of approximately $5,400, lease costs of approximately $1,700 and other shutdown related costs of approximately $2,600.

          During 2002, as a result of the reversal of shutdown reserves that were no longer required and the recognition of certain tax benefits for which a valuation allowance had been established, we recorded income from discontinued operations of $4,638, net of minority interest and taxes. The remaining shutdown liabilities consist primarily of XFL medical and other shutdown costs.

          On June 12, 2000, we sold approximately 2.3 million newly-issued shares of our Class A common stock at $13 per share to NBC, our partner in the XFL, for a total investment of $30,000. As a result of this stock sale, which was at a below-market price, we recorded a deferred cost of $10,673, which was being amortized over 30 month term of the XFL broadcast agreement.  As a result of our decision to discontinue operations of the XFL, we wrote off the remaining unamortized deferred cost of $6,974.  In May 2002, we repurchased 2.3 million shares of our Class A common stock from NBC for $27,692, which was a discount to the then market value of our common stock.  These shares were included in Treasury Stock in our Consolidated Balance Sheet as of April 30, 2003.

          The results of the XFL business, which has been classified as discontinued operations in the consolidated financial statements, are summarized as follows:

	2004	2003	2002

Estimated income on shutdown of the XFL, net of taxes of $178 and $2,917 for 2004 and 2002, respectively, and minority interest	$290	—	$4,638

Income from discontinued operations	$290	—	$4,638

	2004	2003

Assets:
Cash	$599	$599

Total assets	$599	$599

Liabilities:
Accrued expenses	238	1,175
Minority interest	(180)	(288)

Total liabilities	$58	$887

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

17.  Subsequent Event

In June 2004, The Vincent K. McMahon Irrevocable Trust dated June 30, 1999 completed the sale of 7,066,644 shares of Class B common stock in a registered public offering.  Upon the sale, the shares automatically converted into shares of Class A common stock on a one-for-one basis.  The Company did not receive any proceeds from this sale of common stock.

SCHEDULE II —   VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period

For the Year Ended April 30, 2004
Allowance for doubtful accounts	$5,284	$(2,295)	$(377)	$2,612
Inventory obsolescence reserve	892	1,270	(1,036)	1,126
Publishing allowance for newsstand returns	5,126	24,944	(25,553)	4,517
Home video allowance for returns	1,496	8,888	(7,796)	2,588
Advertising underdelivery	6,921	3,170	(5,690)	4,401
For the Year Ended April 30, 2003
Allowance for doubtful accounts	$2,840	$3,697	$(1,253)	$5,284
Inventory obsolescence reserve	2,351	797	(2,256)	892
Publishing allowance for newsstand returns	4,178	29,327	(28,379)	5,126
Home video allowance for returns	3,150	5,366	(7,020)	1,496
Advertising underdelivery	3,935	4,813	(1,827)	6,921
For the Year Ended April 30, 2002
Allowance for doubtful accounts	$1,868	$900	$72	$2,840
Inventory obsolescence reserve	457	3,780	(1,886)	2,351
Publishing allowance for newsstand returns	2,428	23,093	(21,343)	4,178
Home video allowance for returns	1,200	6,187	(4,237)	3,150
Advertising underdelivery	1,750	2,957	(772)	3,935

(1)  Deductions are comprised primarily of disposals of obsolete inventory, write-offs of specific bad debts, returns and advertising “make-goods” for underdelivery.  When the Company does not deliver the guaranteed rating,  additional spots, commonly referred to as  ‘make-goods’ or at times, a cash refund, is given to the customer.