Form 10-Q
period 2004-07-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2004-09-03
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

At August 27, 2004, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 20,841,434 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	July 30, 2004	July 25, 2003

Net revenues	$81,551	$74,675
Cost of revenues	48,416	49,261
Selling, general and administrative expenses	17,875	19,561
Depreciation and amortization	2,920	2,829
Stock compensation costs	1,111	158

Operating income	11,229	2,866
Interest and investment income	1,232	1,650
Interest expense	167	185
Other income, net	217	55

Income from continuing operations before income taxes	12,511	4,386
Provision for income taxes	4,754	1,643

Income from continuing operations	7,757	2,743

Loss from discontinued operations, net of income taxes	(111)	(158)

Net income	$7,646	$2,585

Earnings per common share - basic and diluted:
Continuing operations	$0.11	$0.04
Discontinued operations	—	—

Net income	$0.11	$0.04

Shares used in per share calculations:
Basic	68,691	69,046
Diluted	69,574	69,154

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of July 30, 2004	As of April 30, 2004

CURRENT ASSETS:
Cash and equivalents	$72,486	$48,467
Short-term investments	205,269	224,824
Accounts receivable, net	51,290	62,703
Inventory, net	822	856
Prepaid expenses and other current assets	12,705	14,027
Assets of discontinued operations	489	691

Total current assets	343,061	351,568

PROPERTY AND EQUIPMENT, NET	69,863	71,369
INTANGIBLE ASSETS, NET	3,995	4,492
OTHER ASSETS	6,423	6,212
ASSETS OF DISCONTINUED OPERATIONS	20,764	20,703

TOTAL ASSETS	$444,106	$454,344

CURRENT LIABILITIES:
Current portion of long-term debt	$714	$700
Accounts payable	10,574	13,118
Dividends payable	—	4,106
Accrued expenses and other liabilities	30,361	42,131
Deferred income	24,467	23,512
Liabilities of discontinued operations	2,007	2,401

Total current liabilities	68,123	85,968

LONG-TERM DEBT	7,771	7,955
LIABILITIES OF DISCONTINUED OPERATIONS	6,884	7,316
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	137	136
Class B common stock	548	548
Additional paid-in capital	251,409	250,775
Accumulated other comprehensive loss	(1,171)	(1,120)
Retained earnings	110,405	102,766

Total stockholders’ equity	361,328	353,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$444,106	$454,344

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended

	July 30, 2004	July 25, 2003

OPERATING ACTIVITIES:
Net income	$7,646	$2,585
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	111	158
Revaluation of warrants	(212)	—
Depreciation and amortization	2,920	2,829
Amortization of deferred income	(123)	(335)
Stock compensation costs	1,111	158
Provision for doubtful accounts	225	(1,976)
Provision for inventory obsolescence	46	(128)
Provision for deferred income taxes	581	—
Changes in assets and liabilities:
Accounts receivable	11,188	16,141
Inventory	(11)	64
Prepaid expenses and other assets	1,302	993
Film production assets	(386)	—
Accounts payable	(2,544)	(1,420)
Accrued expenses and other liabilities	(12,300)	3,475
Deferred income	1,078	(4,097)

Net cash provided by continuing operations	10,632	18,447
Net cash used in discontinued operations	(794)	(1,236)

Net cash provided by operating activities	9,838	17,211

INVESTING ACTIVITIES:
Additions to property and equipment	(916)	(980)
Purchase of other assets	—	(1,487)
Sale (purchase) of short-term investments, net	19,172	(3,811)

Net cash provided by (used in) investing activities	18,256	(6,278)

FINANCING ACTIVITIES:
Repayments of long-term debt	(171)	(179)
Purchase of Company common stock	—	(19,246)
Dividends paid	(4,112)	(2,744)
Issuance of stock	171	—
Proceeds from exercise of stock options	37	—

Net cash used in financing activities	(4,075)	(22,169)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	24,019	(11,236)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	48,467	128,473

CASH AND EQUIVALENTS, END OF PERIOD	$72,486	$117,237

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders’ Equity and Comprehensive (Loss) Income
(dollars and shares in thousands)
(unaudited)

	Common Stock		Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Shares	Amount

Balance, May 1, 2004	68,431	$684	$250,775	$(1,120)	$102,766	$353,105
Comprehensive income:
Net income	—	—	—	—	7,646	7,646
Translation adjustment	—	—	—	190	—	190
Unrealized holding loss, net of tax	—	—	—	(241)	—	(241)

Total comprehensive income						7,595

Stock compensation costs	—	—	1,111	—	—	1,111
Stock issuances	103	1	(518)	—	—	(517)
Exercise of stock options	—	—	37	—	—	37
Tax benefit from exercises	—	—	4	—	—	4
Dividends paid in excess of dividends declared in prior period	—	—	—	—	(7)	(7)

Balance, July 30, 2004	68,534	$685	$251,409	$(1,171)	$110,405	$361,328

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
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

All significant intercompany balances have been eliminated.  Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended April 30, 2004.

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

Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three months ended July 30, 2004 and July 25, 2003 would have been impacted as shown in the following table:

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars  in thousands)
(unaudited)

		Three months ended

		July 30, 2004	July 25, 2003

Reported income from continuing operations		$7,757	$2,743
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	689	98
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(978)	(754)

Pro forma income from continuing operations		$7,468	$2,087

Reported basic and diluted earnings from continuing operations per common share		$0.11	$0.04
Pro forma basic and diluted earnings from continuing operations per common share		$0.11	$0.03

In July 2004, we paid a quarterly dividend of $0.06 per share, or $4,112, on all Class A and Class B common shares.

In July 2004, we granted 1,074,500 options with an exercise price of $12.90 and granted 133,900 restricted stock units at a price per share of $12.90. Such issuances were granted to officers and employees under our 1999 Long-term Incentive Plan (the “Plan”). Total compensation costs related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, is $1,727 and will be amortized over the vesting period, which is seven years.

Stock-based compensation expense for the three months ended July 30, 2004 and July 25, 2003 related to restricted stock grants was $1,111 ($689 net of tax) and $158 ($98 net of tax), respectively.  No compensation expense was recorded for the options granted under the intrinsic accounting method followed by the Company.

3.	Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended

	July 30, 2004	July 25, 2003

Basic	68,690,869	69,045,995
Diluted	69,574,200	69,154,113
Dilutive effect of outstanding options and restricted stock units	883,332	108,118
Anti-dilutive outstanding options	3,014,750	6,613,550

4.	Segment Information

Our continuing operations are conducted within two reportable segments, live and televised entertainment, and branded merchandise. The live and televised entertainment segment consists of live events and television programming. Our branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos.  The results of operations

World Wrestling Entertainment, Inc.
Note to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

for The World are not included in the segment reporting as they are classified as discontinued operations in our consolidated financial statements.  We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $18,156 and $15,312 for the three months ended July 30, 2004 and July 25, 2003, respectively.  Unallocated assets consist primarily of cash, short-term investments and real property and other investments.

	Three months ended

	July 30, 2004	July 25, 2003

Net Revenues:
Live and televised entertainment	$65,201	$62,693
Branded merchandise	16,350	11,982

Total net revenues (1)	$81,551	$74,675

Depreciation and Amortization:
Live and televised entertainment	$1,349	$1,058
Branded merchandise	337	642
Corporate	1,234	1,129

Total depreciation and amortization	$2,920	$2,829

Operating Income:
Live and televised entertainment	$20,675	$17,669
Branded merchandise	4,973	2,054
Corporate	(14,419)	(16,857)

Total operating income	$11,229	$2,866

	As of

	July30, 2004	April 30, 2004

Assets:
Live and televised entertainment	$71,769	$78,162
Branded merchandise	11,378	17,437
Unallocated (2)	360,959	358,745

Total assets	$444,106	$454,344

(1) Included in net revenues for the three months ended July 30, 2004 and July 25, 2003 was $123 and $335, respectively, related to the amortization of deferred revenue resulting from the receipt of warrants. Warrants, which were received from certain of our licensees and one television programming distributor, were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model. A corresponding amount is recorded as deferred revenue and is amortized into operating income over the life of the related license and distribution agreements using the straight-line method.

(2) Includes assets of discontinued operations of $21,253 and $21,394 as of July 30, 2004 and April 30, 2004, respectively.

World Wrestling Entertainment, Inc.
Note to Consolidated Financials Statements
(dollars in thousands)
(unaudited)

5.	Property and Equipment

Property and equipment consisted of the following:

	As of

	July 30, 2004	April 30, 2004

Land, buildings and improvements	$51,043	$50,941
Equipment	40,264	39,398
Corporate aircraft	20,710	20,710
Vehicles	639	639

	112,656	111,688
Less accumulated depreciation and amortization	42,793	40,319

Total	$69,863	$71,369

Depreciation and amortization expense for property and equipment was $2,422 and $2,474 for the three months ended July 30, 2004 and July 25, 2003, respectively.

6.   Intangible Assets

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

Intangible assets consisted of the following:

	As of July 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,710	$(1,815)	$2,895
Trademarks and trade names	2,500	(1,400)	1,100

	$7,210	$(3,215)	$3,995

	As of April 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,710	$(1,423)	$3,287
Trademarks and trade names	2,500	(1,295)	1,205

	$7,210	$(2,718)	$4,492

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Amortization expense for the three months ended July 30, 2004 and July 25, 2003, was $498 and $355, respectively.

Estimated amortization expense for each of the years ending is as follows:

April 30, 2005	$1,940
April 30, 2006	1,940
April 30, 2007	504

$4,384

7.	Investments

Short-term investments consisted of the following as of July 30, 2004 and April 30, 2004:

	July 30, 2004

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$161,178	$(1,923)	$159,255
United States Treasury Notes	46,102	(88)	46,014

Total	$207,280	$(2,011)	$205,269

	April 30, 2004

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$180,259	$(1,627)	$178,632
United States Treasury Notes	46,192	—	46,192

Total	$226,451	$(1,627)	$224,824

8.	Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

Shenker & Associates
There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, except for the following.  On August 17, 2004, the Court granted our motion for summary judgment on claims against former officer, James Bell.  A damages hearing on those claims is to be scheduled by the Court.

Marvel Enterprises
There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

IPO Class Action

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings. The ultimate outcome of these other matters is not expected to have a material adverse effect on our financial condition or results of operations.

9. Discontinued operations

During fiscal 2003, we closed the restaurant and retail operations of The World. The accrual for rent and other related costs assumed no sub-rental income for fiscal 2004 and assumed 75% sub-rental income for fiscal years 2005 through the end of the lease term, which is October 31, 2017.  In fiscal 2004, we recorded additional shutdown costs of $2,571, or $1,671 after tax, representing the absence of projected sub-rental payments for the first nine months of fiscal 2005, which represented our revised estimate of the expected time necessary to assign or sub-let the remaining lease.

The following table presents the activity in the accruals relating to the shutdown of The World during the three months ended July 30, 2004:

Accrued Rent and Other Related Costs

Balance as of April 30, 2004	$9,300
Amount paid during the three months ended July 30, 2004	(837)

Balance as of July 30, 2004	$8,463

Although we are actively seeking to sub-let the property, or to find an entity that will lease the property directly, we have not found a tenant.   We have entered into preliminary discussions with several potential tenants or sub-tenants.  At this time, we have no assurances that these discussions will result in an agreement.  As a result, our assumptions relating to the sub-rental income and the related rent accrual will continue to be monitored and adjusted accordingly.

In early May 2001, we formalized our decision to discontinue operations of the XFL. The results of The World business and the assets and liabilities of The World and the XFL have been classified as discontinued operations in our consolidated financial statements and are summarized as follows:

	Three months ended

	July 30, 2004	July 25, 2003

Discontinued operations:
Loss from The World operations, net of taxes of $60 and $97 for the three months ended July 30, 2004 and July 25, 2003, respectively	$(111)	$(158)

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

	As of

	July 30, 2004	April 30, 2004

Assets:
Cash	$383	$599
Income tax receivable	7,209	7,002
Prepaid expenses	46	46
Inventory	60	60
Deferred income taxes, net of valuation allowance of $1,806 and $1,350 as of July 30, 2004 and April 30, 2004, respectively	13,555	13,701

Total assets	$21,253	$21,408

Liabilities:
Accounts payable	$—	$14
Accrued expenses	8,472	9,542
Minority interest	(180)	(180)

Total liabilities	$8,292	$9,376

Assets of the discontinued operations are stated at their estimated net realizable value.

Item   2.

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

Results of Operations

First Quarter Ended July 30, 2004 compared to First Quarter Ended July 25, 2003
(Dollars in millions, except as noted)

Net Revenues	July 30, 2004	July 25, 2003	better (worse)

Live and televised	$65.2	$62.7	4%
Branded merchandise	16.4	12.0	37%

Total	$81.6	$74.7	9%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	July 30, 2004	July 25, 2003	better (worse)

Live events	$17.9	$18.1	(1)%
Number of events	89	84	6%
Average attendance	4,400	5,200	(15)%
Average ticket price (dollars)	$45.54	$40.42	13%
Pay-per-view	$16.9	$13.8	22%
Number of buys from domestic pay-per-view events	1,122,100	877,300	28%
Domestic retail price (dollars)	$34.95	$34.95	0%

	July 30, 2004	July 25, 2003	better (worse)

Advertising	$10.6	$16.1	(34)%
Average weekly household ratings for RAW	3.7	3.9	(5)%
Average weekly household ratings for SmackDown!	3.1	3.3	(6)%
Sponsorship revenues	$0.9	$0.9	0%
Television rights fees:
Domestic	$13.8	$9.2	50%
International	$6.0	$5.5	9%

Live events revenue decreased due to lower average attendance at our live events offset in part by an increase in the average price of tickets sold.  The average attendance at the Company’s North American live events was approximately 3,800 as compared to approximately 4,700 in the prior year quarter, while the average international attendance was 9,300 as compared to 8,600 in the prior year quarter. The increase in average ticket price was due to an increase in the number of international tickets sold, which carry a higher ticket price. International ticket prices averaged approximately $72.00, as compared to an average North American ticket price of approximately $37.00.  We held 10 events outside of North America in each period.

We aired four pay-per-view events in the first quarter of fiscal 2005 as compared to only two pay-per-view events in the prior year quarter.  One of the additional events was due to the timing of our fiscal quarter end in the prior year quarter.  The second event, The Great American Bash, was a new pay-per-view event which debuted in June 2004.  The Company plans to air 14 pay-per-view events in fiscal 2005 as compared to 12 in fiscal 2004.

Advertising revenues decreased due to a modification of our television distribution agreement with UPN.  Since October 2003, UPN has been selling all advertising inventory for our SmackDown! broadcasts previously sold by us and is now paying us a rights fee.  This arrangement accounts for a decrease of approximately $4.4 million from the prior year quarter in advertising revenues.

The increase in domestic television rights fees for the current year is derived primarily from the rights fee paid to us under our modified arrangement with UPN as discussed above.

The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	July 30, 2004	July 25, 2003	better (worse)

Licensing	$3.3	$2.2	50%
Merchandise	$3.7	$4.3	(14)%
Domestic per capita spending (dollars)	$9.16	$8.09	13%
Publishing	$2.2	$1.7	29%
Net units sold	789,400	1,024,000	(23)%
Home video	$5.7	$2.5	128%
Net units sold	495,400	264,200	88%
Internet Advertising	$1.3	$1.0	30%

Licensing revenues benefited from increased sales across all major categories, including videogames and toys, during the first quarter of fiscal 2005.

The decrease in venue merchandise revenue of approximately $0.3 million is attributable to the decline in average attendance of our live events which was offset partially by increased per capita spending.  In addition, our e-commerce sales also declined by approximately $0.3 million.

Home video revenues increased primarily due to an 88% increase in units sold in the current quarter, including a recently released title documenting the career of one of our Superstars, Chris Benoit, which sold approximately 65,000 units in the quarter.  Additionally, home video sales of our pay-per-view event titles, including WrestleMania XX and Backlash, continued to perform well during the quarter. Our home video business continues to benefit from our historical investment in programming and third-party libraries as well as new distribution with key retailers and the ongoing shift in consumer media buying and viewing behavior.

Cost of Revenues	July 30, 2004	July 25, 2003	better (worse)

Live and televised	$39.2	$41.4	5%
Branded merchandise	9.2	7.9	(16)%

Total	$48.4	$49.3	2%

Profit contribution margin	40%	34%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	July 30, 2004	July 25, 2003	better (worse)

Live events	$14.0	$14.2	1%
Pay-per-view	$6.6	$5.4	(22)%
Advertising	$3.6	$7.0	49%
Television production costs	$12.9	$11.8	(9)%
Other	$2.1	$3.0	30%

Profit contribution margin for our live and televised businesses was approximately 40% as compared to approximately 34% for the prior year period.  This increase reflects the absence of costs previously associated with our sale of the advertising inventory for SmackDown! under our modified UPN arrangement .  The net rights fee that we receive under this arrangement corresponds to the higher profit margin in the current year.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	July 30, 2004	July 25, 2003	better (worse)

Licensing	$1.1	$0.6	(83)%
Merchandise	$3.0	$3.4	12%
Publishing	$1.3	$1.6	19%
Home video	$2.4	$1.3	(85)%
Digital media	$1.2	$0.8	(50)%
Other	$0.2	$0.2	—

Profit contribution margin was approximately 44% for our branded merchandise businesses as compared to approximately 34% in the prior year period as a result of the higher sales in our licensing and home video businesses which contribute higher profit margins.

	July 30, 2004	July 25, 2003	better (worse)

Selling, General and Administrative Expenses	$17.9	$19.6	9%

The following chart reflects the amounts and percent change of certain significant overhead items:

	July 30, 2004	July 25, 2003	better (worse)

Staff related	$10.6	$10.1	(5)%
Legal	2.6	3.0	13%
Consulting and accounting	1.3	2.3	43%
Advertising and promotion	0.8	1.1	27%
Bad debt	0.2	(2.0)	(110)%
All other	2.4	5.1	53%

Total SG&A	$17.9	$19.6	9%

SG&A as a percentage of net revenues	22%	26%

The decrease in consulting and accounting was primarily a result of $1.0 million of costs related to an asset acquisition in the prior year quarter.  The positive amount of $2.0 million in bad debt in the prior year was a result of a payment received from a pay-per-view service that had been previously fully reserved.  In addition, included in the current quarter was a $2.1 million reduction of sales tax expense due to a tax refund.

	July 30, 2004	July 25, 2003

Stock compensation costs	$1.1	$0.2

During the third quarter of fiscal 2004, we completed an exchange offer that gave all active employees and independent contractors who held options with a grant price of $17 or higher the ability to exchange options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average stock price of $13.28 per share, during the offer period.  Overall, 4.2 million options were eligible for the offer, of which 4.1 million were exchanged for either cash or restricted stock units.   In exchange for the options tendered, we granted an aggregate of 591,416 restricted stock units and made cash payments in the aggregate amount of approximately $0.9 million, which will result in a total compensation charge of approximately $6.7 million.

The remaining amortization of the compensation charge related to this offer will be approximately $2.7 million in fiscal 2005 and approximately $1.1 million in fiscal 2006.  The increase in the stock compensation costs was due to the amortization of the restricted stock units from this exchange offer in the current quarter.

	July 30, 2004	July 25, 2003	better (worse)

Depreciation and amortization	$2.9	$2.8	(4)%

The increase reflects amortization related to a film library acquired in fiscal 2003.

	July 30, 2004	July 25, 2003	better (worse)

Interest and investment income	$1.2	$1.7	(29)%

The decrease reflects approximately $0.4 million of realized losses incurred due to the sale of certain fixed income mutual funds.

	July 30, 2004	July 25, 2003	better (worse)

Interest expense	$0.2	$0.2	—

	July 30, 2004	July 25, 2003

Provision for income taxes	$4.8	$1.6
Effective tax rate	38%	37%

Discontinued Operations — The World.
Loss from discontinued operations of The World, net of taxes, was $0.1 million for the three months ended July 30, 2004 as compared to $0.2 million for the three months ended July 25, 2003.  Although we are actively seeking to sub-let the property, or to find an entity that will lease the property directly, we have not found a tenant.   We have entered into preliminary discussions with several potential tenants or sub-tenants.  At this time, we have no assurances that these discussions will result in a new agreement.  As a result, our assumptions relating to the sub-rental income and the related rent accrual will continue to be monitored and adjusted accordingly.

Liquidity and Capital Resources

Cash flows from operating activities for the first quarter of fiscal 2005 and fiscal 2004 were $9.8 million and $17.2 million, respectively. Cash flows provided by operating activities from continuing operations were $10.6 million and $18.4 million for the first quarter of fiscal 2005 and fiscal 2004, respectively.  Net cash provided by operating activities declined principally due to higher payments in the first quarter of fiscal 2005 for income taxes and management bonuses.  Working capital, consisting of current assets less current liabilities, was $275.6 million as of July 30, 2004 and $265.6 million as of April 30, 2004.

Cash flows provided by investing activities were $18.3 million for the first quarter of fiscal 2005 and cash flows used in investing activities were $6.3 million for the first quarter of fiscal 2004. The increase in cash flows from investing activities in fiscal 2005 was due primarily to sales of short-term investments.  As of August 27, 2004, we had approximately $159.5 million invested in fixed-income mutual funds, which primarily held AAA and AA rated instruments and $46.2 million in United States Treasury Notes.  Our investment policy is designed to assume a minimum of credit, interest rate and market risk.  Capital expenditures for the three months ended July 30, 2004 were $0.9 million as compared to $1.0 million for the three months ended July 25, 2003.  For fiscal 2005, we estimate capital expenditures to be approximately $10.0 million – $12.0 million, which includes television equipment and building improvements.

Cash flows used in financing activities for the first quarter of fiscal 2005 were $4.1 million and were $22.2 million for the first quarter of fiscal 2004.  In June 2003, we purchased approximately 2.0 million shares of our common stock for approximately $19.2 million.   In July 2004, we paid a quarterly dividend, which was declared in fiscal 2004, of $0.06 per share, or approximately $4.1 million, on all Class A and Class B common shares.  During the first quarter of fiscal 2004 we paid a dividend of $0.04 per share, or approximately $2.7 million, on all Class A and Class B common shares.

The Company is producing feature films in order to promote our talent and further capitalize on our intellectual property and fan base.  We currently have two film projects in development, with one of the films scheduled to begin principal photography in early fall 2004.   As of July 30, 2004 we have approximately $0.8 million in capitalized film development costs.  The aggregate production budget for the two films is estimated to be $20-$25 million.  We expect the majority of these costs to be incurred in fiscal 2005. These two film projects represent the first steps for our film entertainment initiative as subsequent films are expected to be developed.

We have not entered into any contracts that would require us to make significant guaranteed payments other than those that were previously disclosed in the Liquidity and Capital Resources section of our Annual Report on Form 10-K for our fiscal year ended April 30, 2004.

We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures, quarterly dividends, strategic investments and remaining costs related to the shutdown of The World.

Application of Critical Accounting Policies

There have been no changes to our accounting policies that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2004 nor in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.  Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of

	July 30, 2004	April 30, 2004

Pay-per-view accounts receivable	$16.0 million	$28.3 million
Advertising reserve for underdelivery	$4.6 million	$4.4 million
Home video reserve for returns	$2.2 million	$2.6 million
Publishing newsstand reserve for returns	$2.8 million	$4.5 million
Allowance for doubtful accounts	$2.8 million	$2.6 million

The decrease in our pay-per-view accounts receivable balance was primarily due to collections of receivables related to our WrestleMania XX pay-per-view event, which was held March 2004.

The decrease in the publishing newsstand reserve for returns was primarily due to the increased number of returns in the first quarter of fiscal 2005 related to specials published in fiscal 2004.

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

Our investment portfolio currently consists primarily of fixed-income mutual funds and treasury notes, with a strong emphasis placed on preservation of capital.  In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than one year.

Item 4.   Controls and Procedures

Based on their most recent review, as of July 30, 2004, our Chairman, Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  While we are in the process of formalizing certain of our control procedures, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

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

(b.)   Reports on Form 8-K

The Registrant filed a report on Form 8-K dated June 30, 2004 under Item 5, Other Events and Item 7, Financial Statements and Exhibits.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: September 3, 2004	By:	/s/ PHILIP B. LIVINGSTON

Philip B. Livingston Chief Financial Officer