Form 10-Q
period 2004-10-29
WORLD WRESTLING ENTERTAINMENTINC
filed 2004-12-08
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2004

or

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

At November 26, 2004, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 20,851,750 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003

Net revenues	$83,857	$94,431	$165,407	$169,106
Cost of revenues	52,493	52,227	100,909	101,488
Selling, general and administrative expenses	22,900	13,201	40,775	32,762
Depreciation and amortization	3,051	2,977	5,971	5,806
Stock compensation costs	1,273	158	2,384	316

Operating income	4,140	25,868	15,368	28,734

Interest income	1,034	1,238	2,266	2,888
Interest expense	162	207	330	392
Other (loss) income, net	(283)	236	(65)	291

Income before income taxes	4,729	27,135	17,239	31,521
Provision for income taxes	1,724	10,316	6,478	11,959

Income from continuing operations	3,005	16,819	10,761	19,562

Discontinued operations:
Income from discontinued operations, net of tax	1,444	266	1,333	108

Net income	$4,449	$17,085	$12,094	$19,670

Earnings per share – Basic:
Continuing operations	$0.04	$0.25	$0.16	$0.28
Discontinued operations	$0.02	—	$0.02	—
Net income	$0.06	$0.25	$0.18	$0.28
Earnings per share – Diluted:
Continuing operations	$0.04	$0.25	$0.16	$0.28
Discontinued operations	$0.02	—	$0.02	—
Net income	$0.06	$0.25	$0.17	$0.28
Weighted average common shares outstanding:
Basic	68,553	68,392	68,516	68,710
Diluted	69,483	68,586	69,422	68,860

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)

	As of October 29, 2004	As of April 30, 2004

ASSETS
CURRENT ASSETS:
Cash and equivalents	$89,596	$48,467
Short-term investments	176,865	224,824
Accounts receivable, net	48,915	62,703
Inventory, net	1,202	856
Prepaid expenses and other current assets	12,961	13,596
Assets of discontinued operations	396	691

Total current assets	329,935	351,137

PROPERTY AND EQUIPMENT, NET	69,271	71,369
FILM PRODUCTION ASSETS	8,262	431
INTANGIBLE ASSETS, NET	3,497	4,492
OTHER ASSETS	5,591	6,212
ASSETS OF DISCONTINUED OPERATIONS	19,956	20,703

TOTAL ASSETS	$436,512	$454,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$728	$700
Accounts payable	11,224	13,118
Dividends payable	—	4,106
Accrued expenses and other liabilities	28,121	42,131
Deferred income	19,516	23,512
Liabilities of discontinued operations	5,295	2,401

Total current liabilities	64,884	85,968

LONG-TERM DEBT	7,585	7,955
LIABILITIES OF DISCONTINUED OPERATIONS	—	7,316
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	209	136
Class B common stock	477	548
Additional paid-in capital	252,793	250,775
Accumulated other comprehensive loss	(177)	(1,120)
Retained earnings	110,741	102,766

Total stockholders’ equity	364,043	353,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,512	$454,344

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended

	October 29, 2004	October 24, 2003

OPERATING ACTIVITIES:
Net income	$12,094	$19,670
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1,333)	(108)
Depreciation and amortization	5,971	5,806
Revaluation of warrants	224	—
Amortization of deferred income	(247)	(670)
Stock compensation costs	2,384	316
Provision for doubtful accounts	865	(1,976)
Provision for inventory obsolescence	920	(52)
Provision for deferred income taxes	1,152	—
Changes in assets and liabilities:
Accounts receivable	13,162	8,976
Inventory	(1,266)	(133)
Prepaid expenses and other assets	(347)	(1,378)
Film production assets	(7,831)	(214)
Accounts payable	(1,894)	899
Accrued expenses and other liabilities	(13,777)	8,918
Deferred income	(3,750)	(6,217)

Net cash provided by continuing operations	6,327	33,837
Net cash used in discontinued operations	(2,045)	(1,545)

Net cash provided by operating activities	4,282	32,292

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,878)	(2,458)
Purchase of other assets	—	(1,641)
Sale (purchase) of short-term investments, net	47,981	(49,172)

Net cash provided by (used in) investing activities	45,103	(53,271)

FINANCING ACTIVITIES:
Repayments of long-term debt	(343)	(381)
Purchase of treasury stock	—	(19,246)
Dividends paid	(8,225)	(5,482)
Issuance of stock	213	64
Proceeds from exercise of stock options	99	—

Net cash used in financing activities	(8,256)	(25,045)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,129	(46,024)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,467	128,473

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,596	$82,449

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for taxes, net of refunds	$16,199	$4,448
Cash paid during the period for interest	$330	$393

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of  Stockholders’ Equity and Comprehensive Income
(dollars and shares in thousands)
(Unaudited)

	Common Stock		Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Shares	Amount

Balance, May 1, 2004	68,431	$684	$250,775	$(1,120)	$102,766	$353,105
Comprehensive income:
Net income		—	—	—	12,094	12,094
Translation adjustment		—	—	926	—	926
Unrealized holding loss, net of tax		—	—	17	—	17

Total comprehensive income						13,037

Dividends paid					(4,119)	(4,119)
Stock compensation costs		—	2,385	—	—	2,385
Stock issuances and other, net	99	1	(477)			(476)
Exercise of stock options	11	1	99	—	—	100
Tax benefit from option exercises			11	—	—	11

Balance, October 29, 2004	68,541	$686	$252,793	$(177)	$110,741	$364,043

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
(dollars in thousands, except share and per share data)
(Unaudited)

1. Basis of Presentation and Business Description

The accompanying condensed consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our wholly owned subsidiaries.  We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television programming and live events and the licensing and sale of branded consumer products featuring our World Wrestling Entertainment brand of entertainment. Our operations are organized around two principal activities:

•

Live and televised entertainment, which consists of live event, television programming and feature films.  Revenues consist principally of attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

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

Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three and six months ended October 29, 2004 and October 24, 2003 would have been impacted as shown in the following table:

		Three months ended		Six months ended

		October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003

Reported income from continuing operations		$3,005	$16,819	$10,761	$19,562
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	789	98	1,479	196
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,258)	(765)	(2,238)	(1,518)

Pro forma income from continuing operations		$2,536	$16,152	$10,002	$18,240

Reported basic and diluted earnings from continuing operations per common share		$0.04	$0.25	$0.16	$0.28

Pro forma basic earnings from continuing operations per common share		$0.04	$0.24	$0.15	$0.27

Pro forma diluted earnings from continuing operations per common share		$0.04	$0.24	$0.14	$0.26

In July 2004, we paid a quarterly dividend of $0.06 per share, or $4,112, on all Class A and Class B common shares for a dividend declared in fiscal 2004.  In October 2004 we paid a quarterly dividend of $0.06 per share, or $4,113, on all Class A and Class B common shares.  Subsequent to the quarter end, the board of directors authorized the increase of quarterly dividends to be $0.12 on all Class A and Class B common shares. The record date for the first dividend is December 30, 2004 and the payment date will be January 10, 2005.

In July 2004, we granted 1,074,500 options with an exercise price of $12.90 and granted 133,900 restricted stock units at a price per share of $12.90.  Such issuances were granted to officers and employees under our 1999 Long-term Incentive Plan (the “Plan”). Total compensation costs related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, is $1,727 and will be amortized over the vesting period, which is seven years, unless EBITDA of $100,000 is met for any fiscal year during the vesting period.

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

In that event, the unvested restricted stock units immediately vest and accordingly, the unamortized balance at that date would be expensed.  EBITDA is a measure of our operating performance, and is defined for purposes of the Plan as earnings from continuing operations before interest, taxes, depreciation and amortization.  No compensation expense was recorded for the options granted under the intrinsic value accounting method followed by the Company.

Stock-based compensation costs for the three months ended October 29, 2004 and October 24, 2003 related to restricted stock grants was $1,273 ($789 net of tax) and $158 ($98 net of tax), respectively.  Stock-based compensation costs for the six months ended October 29, 2004 and October 24, 2003 related to restricted stock grants was $2,384 ($1,479 net of tax) and $316 ($196 net of tax), respectively.

3. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Six months ended

	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003

Weighted average common shares outstanding:
Basic	68,552,978	68,392,354	68,515,766	68,710,001
Diluted	69,483,026	68,586,005	69,422,435	68,859,596
Dilutive effect of outstanding options and restricted stock units	930,048	193,651	906,669	149,595
Anti-dilutive outstanding options	3,014,250	7,421,050	3,029,250	7,421,050

4. Segment Information

Our continuing operations are conducted within two reportable segments: live and televised entertainment and branded merchandise.  The live and televised entertainment segment consists of live events, television programming and feature films.  Our branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos.  The results of operations for The World are not included in the segment reporting as they are classified as discontinued operations in our consolidated financial statements.  We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below.  Included in corporate overhead for the three and six months ended October 24, 2003 was a favorable settlement of litigation of $5,885.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $18,192 and $36,348 for the three and six months ended October 29, 2004, respectively, and approximately $16,810 and $32,122 for the three and six months ended October 24, 2003.  Unallocated assets consist primarily of cash, investments and real property.

	Three months ended		Six months ended

	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003

Net Revenues:
Live and televised entertainment	$66,743	$76,749	$131,943	$139,442
Branded merchandise	17,114	17,682	33,464	29,664

Total net revenues (1)	$83,857	$94,431	$165,407	$169,106

Depreciation and Amortization:
Live and televised entertainment	$1,098	$1,028	$2,448	$2,086
Branded merchandise	337	666	674	1,308
Corporate	1,616	1,283	2,849	2,412

Total depreciation and amortization	$3,051	$2,977	$5,971	$5,806

Operating Income:
Live and televised entertainment	$18,195	$30,111	$38,869	$47,780
Branded merchandise	6,310	6,171	11,283	8,225
Corporate	(20,365)	(10,414)	(34,784)	(27,271)

Total operating income	$4,140	$25,868	$15,368	$28,734

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of

	October 29, 2004	April 30, 2004

Assets:
Live and televised entertainment	$75,972	$78,162
Branded merchandise	14,705	17,437
Unallocated (2)	345,835	358,745

Total assets	$436,512	$454,344

(1) – Included in net revenues for the three and six months ended October 29, 2004 was $123 and $247, respectively, and for the three and six months ended October 24, 2003 was $335 and $670, respectively, related to the amortization of deferred revenue resulting from the receipt of warrants. Warrants, which were received from certain of our licensees and one television programming distributor, were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model.  A corresponding amount is recorded as deferred revenue and is amortized into operating income over the life of the related license and distribution agreements using the straight-line method.

(2) – Includes assets of discontinued operations of $20,352 and $21,408 as of October 29, 2004 and April 30, 2004, respectively.

5. Property and Equipment

Property and equipment consisted of the following:

	As of

	October 29, 2004	April 30, 2004

Land, buildings and improvements	$51,580	$50,941
Equipment	41,718	39,398
Corporate aircraft	20,710	20,710
Vehicles	639	639

	114,647	111,688
Less accumulated depreciation and amortization	45,376	40,319

Total	$69,271	$71,369

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Depreciation and amortization expense for property and equipment was $2,553 and $4,976 for the three and six months ended October 29, 2004, respectively, and $2,484 and $4,958 for the three and six months ended October 24, 2003, respectively.

6. Film Production Assets

Film production assets are summarized as follows:

	As of

	October 29, 2004	April 30, 2004

Theatrical productions:
In production	$8,033	$—
In development	229	431

Total	$8,262	$431

The Company is currently in the principal photography stages of production for two theatrical film releases.  The Company has executed a distribution agreement with a company to distribute one of the films and is in negotiations with another company to distribute the second film project for their respective worldwide theatrical releases.

In addition to the capitalized production costs related to these two films, the Company has also capitalized certain script development costs for various other film projects.

7. Intangible Assets

Intangible assets consisted of the following:

	As of October 29, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,710	$(2,208)	$2,502
Trademarks and trade names	2,500	(1,505)	995

	$7,210	$(3,713)	$3,497

	As of April 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,710	$(1,423)	$3,287
Trademarks and trade names	2,500	(1,295)	1,205

	$7,210	$(2,718)	$4,492

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

Amortization expense was $498 and $995 for the three and six months ended October 29, 2004, respectively, and was $493 and $848 for the three and six months ended October 24, 2003, respectively.

Amortization is estimated to be as follows for each of the fiscal years ending:

April 30, 2005	$1,986
April 30, 2006	1,986
April 30, 2007	520

$4,492

8. Investments

Short-term investments consisted of the following as of October 29, 2004 and April 30, 2004:

	October 29, 2004

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$144,802	$(1,524)	$143,278
United States Treasury Notes	33,667	(80)	33,587

Total	$178,469	$(1,604)	$176,865

The unrealized loss is due to changes in interest rates after the purchase of the investment.

	April 30, 2004

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$180,259	$(1,627)	$178,632
United States Treasury Notes	46,192	—	46,192

Total	$226,451	$(1,627)	$224,824

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

9. Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, except as follows:

On October 29, 2004, the World Wide Fund for Nature (the “Fund”) filed a claim for damages in the English High Court.  The Fund in its recent filing seeks actual damages for legal and other costs of approximately $575 and further asserts substantial monetary claims in an amount calculated as a royalty based on percentages of certain of our revenue streams.

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

We strongly dispute that the Fund has suffered any damages.  We believe that we have strong defenses to the Fund’s unwarranted monetary claims and will vigorously defend against them.  The potential impact of an unfavorable outcome of the Fund’s monetary claims on our financial condition, results of operations or liquidity cannot be determined at this time.  However, if the Fund’s legal basis for its monetary claims were to be accepted and approved by the Court, the impact could be material.  No accrual in excess of the legal and other costs noted above has been included in our financial statements.  A hearing has been scheduled on the Fund’s claims for January 11, 2005.

Shenker & Associates

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, except as follows:

On October 19, 2004, as a result of information uncovered in connection with discovery in the Shenker & Associates matter, we filed an action in the U.S. District Court for the Southern District of New York against Jakks Pacific, Inc., two foreign subsidiaries of Jakks, THQ, Inc., a joint venture involving Jakks and THQ, Stanley Shenker & Associates, Inc. and Bell Licensing, LLC.  The suit also names as defendants certain individuals employed by the corporate defendants, including three senior executives of Jakks, and Stanley Shenker and James Bell.

Our lawsuit alleges violations of the Racketeer Influenced and Corrupt Organization Act (RICO) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law.  We are seeking treble, punitive and other damages and a declaration that the existing videogame license with the joint venture of Jakks and THQ and a related amendment to the toy licenses with Jakks are void and unenforceable.

Jakks has been our toy licensee since late 1995 and operates under current licenses that expire by their terms in 2009.  The joint venture of Jakks and THQ obtained a videogame license from us in 1998, which license is to expire in 2009, subject to a right by the joint venture to extend the license for an additional five years.  During the pendency of this litigation, we intend to continue to fulfill our obligations under the current licenses and expect Jakks and THQ to do likewise.

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

During the quarter ended October 29, 2004 we reached a tentative agreement to assign the remaining term of the lease to a third party.  Based on theses circumstances, we reduced the accrual for estimated shutdown costs to the amount required under the negotiated settlement of the lease assignment.   After the required adjustment was recorded, income from discontinued operations of The World, net of taxes, was $1,444 and $1,333 for the three and six months ended October 29, 2004, respectively, as compared to income from discontinued operations, net of taxes, of $266 and $108 for the three and six months ended October 24, 2003, respectively.  The transaction with the landlord and the new tenant closed on November 17, 2004, subsequent to the end of the fiscal quarter.  This assignment relieves the Company of all further obligations related to this property.

The following table presents the activity in the accruals relating to the shutdown of The World during the six months ended October 29, 2004:

Accrued Rent and Other Related Costs

Balance as of April 30, 2004	$9,300
Paid during the six months ended October 29, 2004	(1,589)
Reversal of accrual made based upon assignment of lease	(2,597)

Balance as of October 29, 2004	$5,114

In early May 2001, we formalized our decision to discontinue operations of the XFL. The results of The World business and the assets and liabilities of The World and the XFL have been classified as discontinued operations in our consolidated financial statements and are summarized as follows:

	Three months ended		Six months ended

	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003

Discontinued operations:
Income from The World , net of tax expense of $777 and $718 for the three and six months ended October 29, 2004, respectively and net of tax expense of $147 and $50 for the three and six months ended October 24, 2003, respectively	$1,444	$266	$1,333	$108

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of

	October 29, 2004	April 30, 2004

Assets:
Cash	$350	$599
Income tax receivable	6,973	7,002
Prepaid expenses	46	46
Inventory	—	60
Deferred income taxes, net of valuation allowance of $1,350	12,983	13,701

Total Assets	$20,352	$21,408

Liabilities:
Accounts payable	$—	$14
Accrued expenses	5,475	9,542
Minority interest	(180)	(180)

Total Liabilities	$5,295	$9,376

Assets of the discontinued operations are stated at their estimated net realizable value, and liabilities at their estimated settlement amounts.

Item  2.

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

Our operations are organized around two principal activities:

•

Live and televised entertainment, which consists of live events, television programming and feature films.  Revenues are derived principally from attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

•

Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues are derived from sales of consumer products through third party licensees and direct marketing and sale of merchandise, magazines and home videos.

We provide updated information on the key drivers of our business including live event attendance, pay-per-view buys and television ratings on a weekly basis on our corporate website: http://corporate.wwe.com/invest/index.html

Results of Operations

Second Quarter Ended October 29, 2004 compared to Second Quarter Ended October 24, 2003   (dollars in millions)

Net Revenues	October 29, 2004	October 24, 2003	better (worse)

Live and televised	$66.8	$76.7	(13)%
Branded merchandise	17.1	17.7	(3)%

Total	$83.9	$94.4	(11)%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	October 29, 2004	October 24, 2003	better (worse)

Live events	$20.1	$17.7	14%
Number of events	83	84	(1)%
Average attendance	4,800	5,090	(6)%
Average ticket price (dollars)	$50.16	$40.70	23%
Pay-per-view	$18.5	$24.7	(25)%
Number of buys from domestic pay-per-view events	1,131,900	1,541,700	(27)%
Advertising	$9.8	$18.1	(46)%
Average weekly household ratings for RAW	3.5	3.8	(8)%
Average weekly household ratings for SmackDown!	3.1	3.3	(6)%
Sponsorship revenues	$0.8	$2.0	(60)%

	October 29, 2004	October 24, 2003	better (worse)

Television rights fees:
Domestic	$12.7	$10.7	19%
International	$5.7	$5.7	—

Included in the 83 events for the current fiscal quarter were 15 international events, as compared to only seven international events in the prior year quarter.  The increase in live events revenue and the average ticket price was due to the increase in the number of international events which had higher average ticket prices as compared to our North American shows. The average attendance at our North American live events was approximately 3,800 as compared to approximately 4,500 in the prior year quarter, while the average international attendance was 9,500 as compared to 11,900 in the prior year quarter.  International ticket prices averaged approximately $70.00, as compared to an average North American ticket price of approximately $39.00.

Pay-per-view revenues decreased primarily due to decreased buys from domestic pay-per-view events.   There were four pay-per-view events aired in each quarter.  The current quarter included Taboo Tuesday, a RAW branded new interactive format pay-per-view event that debuted in October 2004.  We will produce 14 pay-per-view events in fiscal 2005 as compared to 12 events in fiscal 2004.

The decline in advertising revenue was primarily due to the change in the television distribution agreement with UPN, coupled with lower television ratings.  Commencing with the October 2003 television season, UPN sells all advertising inventory for our SmackDown!  broadcasts and pays us a rights fee.  The revenue impact was a reduction in Advertising revenue of $4.9 million, partially offset by an increase in Television Rights Fees of $3.4 million.  This arrangement also results in lower cost of revenues and yields a higher profit margin.

The increase in domestic television rights fees was due primarily to the rights fees received under the new UPN contract of $3.4 million. This increase in rights fees was partially offset in this quarter due to a change in a distribution contract for Canadian programming and the inclusion in the prior year period of producer fees for certain feature films starring The Rock.

The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	October 29, 2004	October 24, 2003	better (worse)

Licensing	$4.0	$4.9	(18)%
Merchandise	$3.9	$4.1	(5)%
Per capita spending (dollars)	$9.17	$8.50	8%
Publishing	$2.9	$2.8	4%
Net units sold	986,000	1,056,800	(7)%
Home video	$4.5	$4.1	10%
Gross units sold	551,600	332,700	66%
Internet advertising	$1.6	$1.5	7%
Other	$0.2	$0.3	(33)%

The decrease in licensing revenues was primarily due to the receipt of royalties from only one new videogame title in the quarter as compared to three titles in the prior year quarter.  This decrease was partially offset by an increase in toy royalties during the current quarter.

The decrease in merchandise revenues was due primarily to fewer orders in our e-commerce and catalog businesses.

Home video revenues increased due primarily to an increase of approximately 0.2 million gross units sold, offset in part by increased return reserve requirements.

Cost of Revenues	October 29, 2004	October 24, 2003	better (worse)

Live and televised	$43.9	$42.8	(3)%
Branded merchandise	8.6	9.4	9%

Total	$52.5	$52.2	(1)%

Profit contribution margin	45%	45%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	October 29, 2004	October 24, 2003	better (worse)

Live events	$15.3	$12.8	(20)%
Pay-per-view	$8.2	$8.5	4%
Advertising	$3.4	$7.3	53%
Television production costs	$14.4	$12.0	(20)%
Other	$2.6	$2.2	(18)%

The profit contribution margin for the Live and Televised businesses was approximately 34% for the current quarter as compared to 44% in the prior year quarter.  This decrease reflects lower pay-per-view buys, costs related to international television tapings and lower attendance at our live events.  In addition, costs were incurred for television programming segments that included the “Diva Search” and “Tough Enough” contests during the current quarter.  These decreases were partially offset by an increased margin in Television Rights Fees reflecting our new distribution agreement with UPN.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	October 29, 2004	October 24, 2003	better (worse)

Licensing	$1.1	$1.5	27%
Merchandise	$2.8	$3.6	22%
Publishing	$1.7	$1.7	—
Home video	$2.0	$1.7	(18)%
Digital media	$0.9	$0.8	(13)%
Other	$0.1	$0.1	—

The profit contribution margin for the Branded Merchandise businesses was approximately 50% for the current quarter as compared to 47% in the prior year quarter. The increase is due primarily to improved merchandise margins and the growth of the higher profit margin home video business.

	October 29, 2004	October 24, 2003	better (worse)

Selling, General and Administrative Expenses	$22.9	$13.2	(73)%

The following chart reflects the amounts and percent change of certain significant overhead items:

	October 29, 2004	October 24, 2003	better (worse)

Staff related	$9.6	$10.2	6%
Legal	2.4	2.0	(20)%
Settlement of litigation	—	(5.9)	—
Consulting and accounting	1.5	0.8	(88)%
Advertising and promotion	1.3	0.7	(86)%
All other	8.1	5.4	(50)%

Total SG&A	22.9	13.2	(74)%

SG&A as a percentage of net revenues	27%	14%

The prior year quarter included a favorable litigation settlement of approximately $5.9 million. Consulting and accounting expenses include costs incurred for Sarbanes-Oxley compliance.  Advertising and promotion costs increased primarily due to the timing of certain promotional campaigns in the current quarter to support new television programming initiatives.  Significant increases in the All other category include $0.7 million for a maintenance repair project at our corporate headquarters and $0.4 million for bad debt expense.

	October 29, 2004	October 24, 2003	better (worse)

Stock compensation costs	$1.3	$0.2	(550)%

During the third quarter of fiscal 2004, we completed an exchange offer that gave all active employees and independent contractors who held options with a grant price of $17 or higher the ability to exchange options.  Overall 4.1 million options were exchanged for either cash or restricted stock units. The exchange for the options tendered will result in a compensation charge of approximately $6.7 million in total over fiscal 2004, fiscal 2005 and fiscal 2006.  The remaining amortization of the compensation charge related to this offer will be approximately $2.2 million in fiscal 2005 and approximately $1.1 million in fiscal 2006.  The increase in the stock compensation costs was due to the amortization of the restricted stock units from this exchange offer in the current quarter.

	October 29, 2004	October 24, 2003	better (worse)

Depreciation and amortization	$3.1	$3.0	(3)%

	October 29, 2004	October 24, 2003	better (worse)

Investment income	$1.0	$1.2	(20)%

The decrease in investment income relates to realized losses recognized from the sale of certain investments in the current quarter.

	October 29, 2004	October 24, 2003	better (worse)

Interest expense	$0.2	$0.2	—

	October 29, 2004	October 24, 2003

Provision for income taxes	$1.7	$10.3
Effective tax rate	36%	38%

The change in the effective tax rate is primarily due to an increase in tax exempt investment income and an increase in the tax benefits resulting from certain international revenues.

Discontinued operations — The World.  During the quarter ended October 29, 2004 we reached a tentative agreement to assign the remaining term of the lease to a third party.  Based on these circumstances, we reduced the accrual for estimated shutdown costs to the amount required under the negotiated settlement of the lease assignment.  As a result, income from discontinued operations of The World, net of taxes, was $1.4 million for the three months ended October 29, 2004 as compared to $0.3 million for the three months ended October 24, 2003.  The transaction with the landlord and the new tenant closed on November 17, 2004, subsequent to the end of the fiscal quarter.  This assignment relieves us of all further obligations related to this property.

Six Months Ended October 29, 2004 compared to Six Months Ended October 24, 2003 (dollars in millions)

Net Revenues	October 29, 2004	October 24, 2003	better (worse)

Live and televised	$131.9	$139.4	(5)%
Branded merchandise	33.5	29.7	13%

Total	$165.4	$169.1	(2)%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	October 29, 2004	October 24, 2003	better (worse)

Live events	$38.0	$35.7	6%
Number of events	172	168	2%
Average attendance	4,600	5,140	(11)%
Average ticket price (dollars)	$47.79	$40.56	18%
Pay-per-view	$35.4	$38.4	(8)%
Number of buys from domestic pay-per-view events	2,253,800	2,419,000	(7)%
Advertising	$20.4	$34.2	(40)%
Average weekly household ratings for RAW	3.6	3.8	(5)%
Average weekly household ratings for SmackDown!	3.1	3.3	(6)%
Sponsorship revenues	$1.7	$2.9	(41)%
Television rights fees:
Domestic	$26.4	$19.9	33%
International	$11.7	$11.2	4%

Live events revenue increased due to several successful international tours.  The average attendance at our North American live events was approximately 3,800 as compared to approximately 4,600 in the prior year period, while the average international attendance was 9,400 as compared to 10,000 in the prior year period. The increase in average ticket price was due to an increase in the number of international tickets sold, which carry a higher ticket price. International ticket prices averaged approximately $71.00, as compared to an average North American ticket price of approximately $38.00.  We held 25 events outside of North America during the current period as compared to 17 events in the prior year period.

Pay-per-view revenues decreased primarily due to decreased domestic buys.  We aired eight pay-per-view events in the first six months of fiscal 2005 as compared to six pay-per-view events in the prior year period.  The Great American Bash was a SmackDown! branded new pay-per-view event which debuted in June 2004 and Taboo Tuesday was a RAW branded new interactive format pay-per-view event that debuted in October 2004   We plan to air 14 pay-per-view events in fiscal 2005 as compared to 12 in fiscal 2004.

Advertising revenues decreased due to a modification of our television distribution agreement with UPN.  Since October 2003, UPN has been selling all advertising inventory for our SmackDown! broadcasts previously sold by us and is now paying us a rights fee.  This arrangement accounts for a decrease of approximately $9.2 million from the prior year period in advertising revenues, partially offset by an increase in Television Rights Fees of $7.7 million.  This arrangement also results in lower cost of revenues and yields a higher profit margin.

The increase in domestic television rights fees for the current year is derived primarily from the rights fee paid to us under our modified arrangement with UPN as discussed above.  This increase in rights fees was partially offset due to a change in a distribution contract for Canadian programming and the inclusion in the prior year period of producer fees for certain feature films starring The Rock.

The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	October 29, 2004	October 24, 2003	better (worse)

Licensing	$7.3	$7.1	3%
Merchandise	$7.6	$8.5	(11)%
Per capita spending (dollars)	$9.16	$8.29	11%
Publishing	$5.1	$4.5	13%
Net units sold	1,775,400	2,080,800	(15)%
Home video	$10.3	$6.6	56%
Gross units sold	1,047,000	596,900	75%
Internet advertising	$2.9	$2.6	12%
Other	$0.3	$0.4	(25)%

The decrease in venue merchandise revenue of approximately $0.3 million is attributable to the decline in average attendance of our live events which was offset partially by increased per capita spending.  In addition, our e-commerce and catalog sales also declined by approximately $0.6 million.

Home video revenues increased primarily due to a 75% increase in units sold in the current year period.  This increase was driven by the release of several successful titles showcasing our Superstars including Chris Benoit, Eddie Guerrero and Shawn Michaels.  Additionally, home video sales of our pay-per-view event titles, including WrestleMania XX and Backlash, continued to perform well during the current period.  Our home video business benefited from the investment in our original programming and third-party libraries as well as increased distribution with key retailers and the ongoing shift in consumer media buying and viewing behavior.

Cost of Revenues	October 29, 2004	October 24, 2003	better (worse)

Live and televised	$83.2	$84.2	1%
Branded merchandise	17.7	17.3	(2)%

Total	$100.9	$101.5	1%

Profit contribution margin	40%	40%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	October 29, 2004	October 24, 2003	better (worse)

Live events	$29.3	$27.0	(9)%
Pay-per-view	$14.8	$13.9	(6)%
Advertising	$7.0	$14.2	51%
Television production costs	$27.3	$23.8	(15)%
Other	$4.8	$5.3	10%

The profit contribution margin for the Live and Televised businesses was approximately 37% for the current period as compared to 40% in the prior year period.  This decrease reflects lower pay-per-view buys, costs related to International television tapings and lower attendance at our live events.

The increase in the live events cost of revenues is due in part to the eight additional international shows during the current year period as compared to the prior year.

The decrease in advertising costs reflects the absence of costs previously associated with our sale of the advertising inventory for SmackDown! under our modified UPN arrangement.

Television costs increased in part due to the production of two television programs in the UK during one of our international tours in the second fiscal quarter.  In addition, increased television costs were incurred for television programming segments that included “Diva Search” and “Tough Enough” contests.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	October 29, 2004	October 24, 2003	better (worse)

Licensing	$2.2	$2.1	(5)%
Merchandise	$5.8	$7.0	17%
Publishing	$3.0	$3.3	9%
Home video	$4.5	$3.0	(50)%
Digital media	$2.1	$1.6	(31)%
Other	$0.1	$0.3	67%

The profit contribution margin for the Branded Merchandise businesses was approximately 47% for the current period as compared to 42% in the prior year period.   The increase is due primarily to improved merchandise margins and the growth of the higher profit margin home video business.

	October 29, 2004	October 24, 2003	better (worse)

Selling, General and Administrative Expenses	$40.8	$32.8	(24)%

The following chart reflects the amounts and percent change of certain significant overhead items:

	October 29, 2004	October 24, 2003	better (worse)

Staff related	$20.2	$20.4	1%
Legal	5.0	5.1	2%
Settlement of litigation	—	(5.9)	—
Consulting and accounting	2.8	3.1	10%
Advertising and promotion	2.1	1.9	(11)%
Bad debt	0.7	(2.0)	N/A
All other	10.0	10.2	2%

Total SG&A	$40.8	$32.8	(24)%

SG&A as a percentage of net revenues	25%	19%

The prior year period included approximately $5.9 million related to a favorable settlement of litigation. The positive amount of $2.0 million in bad debt in the prior year was a result of a payment received from a pay-per-view service that had been previously fully reserved.  In addition, included in the All other current period was a $2.1 million reduction of sales tax expense due to a tax refund.

	October 29, 2004	October 24, 2003	better (worse)

Stock compensation costs	$2.4	$0.3	(700)%

During the third quarter of fiscal 2004, we completed an exchange offer that gave all active employees and independent contractors who held options with a grant price of $17 or higher the ability to exchange options.  Overall 4.1 million options were exchanged for either cash or restricted stock units. The exchange for the options tendered will result in a compensation charge of approximately $6.7 million in total over fiscal 2004, fiscal 2005 and fiscal 2006.  The remaining amortization of the compensation charge related to this offer will be approximately $2.2 million in fiscal 2005 and approximately $1.1 million in fiscal 2006.  The increase in the stock compensation costs was due to the amortization of the restricted stock units from this exchange offer in the current quarter.

	October 29, 2004	October 24, 2003	better (worse)

Depreciation and amortization	$6.0	$5.8	(3)%

	October 29, 2004	October 24, 2003	better (worse)

Investment income	$2.3	$2.9	(21)%

The decrease in investment income relates to realized losses recognized with the sale of certain investments in the second fiscal quarter.

	October 29, 2004	October 24, 2003	better (worse)

Interest expense	$0.3	$0.4	25%

	October 29, 2004	October 24, 2003

Provision for income taxes	$6.5	$12.0
Effective tax rate	38%	38%

Discontinued operations — The World.  During the quarter ended October 29, 2004 we reached a tentative agreement to assign the remaining term of the lease to a third party.  Based on these circumstances, we reduced the accrual for estimated shutdown costs to the amount required under the negotiated settlement of the lease assignment.   As a result, income from discontinued operations of The World, net of taxes, was $1.3 million for the six months ended October 29, 2004 as compared to $0.1 million for the six months ended October 24, 2003.  The transaction with the landlord and the new tenant closed on November 17, 2004, subsequent to the end of the fiscal quarter.  This assignment relieves us of all further obligations related to this property.

Liquidity and Capital Resources

Cash flows from operating activities for the six months ended October 29, 2004 and October 24, 2003 were $4.3 million and $32.3 million, respectively.  Cash flows provided by operating activities from continuing operations were $6.3 million and $33.8 million for the six months ended October 29, 2004 and October 24, 2003, respectively.  Cash flows used for the six months ended October 29, 2004 included $16.2 million for cash taxes paid and $7.8 million for film production.  Working capital, consisting of current assets less current liabilities, was $265.1 million as of October 29, 2004 and $265.2 million as of April 30, 2004.

Cash flows provided by investing activities were $45.1 million and cash flows used in investing activities were $53.3 million for the six months ended October 29, 2004 and October 24, 2003, respectively. Capital expenditures for the six months ended October 29, 2004 were $2.9 million as compared to $2.5 million for the six months ended October 24, 2003.  For fiscal 2005, we estimate capital expenditures to be approximately $10-12 million.  During the six months ended October 24, 2003, we acquired film libraries and certain other assets for approximately $1.6 million.  As of November 30, 2004, we had approximately $143.1 million invested in fixed-income mutual funds, which primarily held AAA and AA debt rated instruments and $33.5 million in United States Treasury Notes.  Our investment policy is designed to assume a minimum of credit, interest rate and market risk.

Cash flows used in financing activities for the six months ended October 29, 2004 were $8.3 million as compared to $25.0 million for the six months ended October 24, 2003.  In June 2003, we purchased approximately 2.0 million shares of our common stock from Viacom, Inc. for approximately $19.2 million.  In fiscal 2005 we have paid two quarterly dividends, one of which was declared in fiscal 2004, of $0.06 per share, or approximately $4.1 million per quarter, on all Class A and Class B common shares.  During the six months ended October 24, 2003, we paid a quarterly dividend of $0.04 per share, or approximately $5.5 million, on all Class A and Class B common shares.  Subsequent to October 29, 2004, we increased our quarterly dividend to $0.12 per share on all Class A and Class B common shares.

The Company is producing feature films in order to further capitalize on our intellectual property and fan base.  We currently have two film projects in the principal photography stage of filming.   As of October 29, 2004, we have approximately $8.3 million in capitalized film production assets.  The aggregate production budget for the two films currently in production is estimated to be approximately $32 million.  We expect the majority of these costs to be incurred in fiscal 2005. These two film projects represent the first steps for our film entertainment initiative as subsequent films are expected to be developed.

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

Application of Critical Accounting Policies

Accounting for Films. We capitalize costs of production and acquisition, including production overhead, as film production assets. These costs will be amortized to direct operating expenses in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”). These costs are stated at the lower of unamortized film costs or estimated fair value. These costs for an individual film will be amortized and participation and residual costs will be accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film over a period not to exceed ten years from the date of initial release. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

We have performed an initial estimate of our ultimate revenue for our two projects in production and believe no write-down is needed at this time.

There have been no additional changes to our accounting policies that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2004 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.  Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of

	October 29, 2004	April 30, 2004

Pay-per-view accounts receivable	$18.3 million	$28.3 million
Advertising reserve for underdelivery	$2.8 million	$4.4 million
Home video reserve for returns	$2.6 million	$2.6 million
Publishing newsstand reserve for returns	$3.4 million	$4.5 million
Allowance for doubtful accounts	$3.2 million	$2.6 million

The decrease in our pay-per-view accounts receivable balance was primarily due to collections of receivables related to our WrestleMania XX pay-per-view event, which was held March 2004.

The decrease in our advertising reserve for underdelivery is due to the delivery of “make-good” spots that have aired in the current period.

Recent Accounting Pronouncements

          There are no accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming. In this regard, our domestic cable television distribution agreement with SpikeTV for five hours of our programming runs through September 2005.  We are currently in negotiations with SpikeTV and others

for an agreement after September 2005, and cannot give any assurance as to the outcome of these negotiations;   (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks if we expand into new and complementary businesses; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; (xvii) our Class A common stock has a relatively small public “float”; and (xviii) we may face risks relating to our recent restatement of our financial statements. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

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

Item 4.  Controls and Procedures

Based on their most recent review, as of October 29, 2004, our Chairman, Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  While we are in the process of formalizing certain of our control procedures, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on September 23, 2004.

(a) The election of eight Directors of the Company:

	Votes

Nominees	For	Withheld

Vincent K. McMahon	490,410,351	6,375,262
Linda E. McMahon	490,438,118	6,347,495
Robert A. Bowman	496,376,089	409,524
David Kenin	496,322,761	462,853
Joseph Perkins	489,240,011	7,545,602
Michael B. Solomon	496,306,304	479,309
Lowell P. Weicker, Jr.	496,332,095	453,519
Philip B. Livingston	489,350,021	7,435,592

(b) The approval of an option exchange program completed in January 2004:

Votes

For	Against	Abstain

485,552,849	8,551,368	32,751

(c) The appointment of Deloitte and Touche LLP as auditors for the Company for the fiscal year ending April 30, 2005:

Votes

For	Against	Abstain

496,189,905	586,297	9,411

Item 6.  Exhibits and Reports on Form 8-K

(a.)	Exhibits

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

The Registrant filed the following Forms 8-K:

(i) Filing Date August 23, 2004 Items 2.02 and 9.01

(ii) Filing Date October 19, 2004 Items 8.01 and 9.01

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: December 7, 2004	By:	/s/ PHILIP B. LIVINGSTON

Philip B. Livingston Chief Financial Officer