Form 10-Q
period 2005-01-28
WORLD WRESTLING ENTERTAINMENTINC
filed 2005-03-09
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2005

or

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

At March 2, 2005, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 21,126,690 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

Net revenues	$82,719	$79,070	$248,126	$248,176
Cost of revenues	44,426	44,055	145,336	145,543
Selling, general and administrative expenses	21,652	18,873	62,426	51,635
Depreciation and amortization	3,004	3,047	8,975	8,853
Stock compensation costs	1,240	1,011	3,625	1,327

Operating income	12,397	12,084	27,764	40,818
Investment income	1,341	1,581	3,607	4,469
Interest expense	160	192	489	584
Other income, net	1,632	722	1,567	1,013

Income before income taxes	15,210	14,195	32,449	45,716
Provision for income taxes	4,222	5,332	10,699	17,291

Income from continuing operations	10,988	8,863	21,750	28,425

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(69)	(76)	1,264	32

Net income	$10,919	$8,787	$23,014	$28,457

Earnings per share – Basic:
Continuing operations	$0.16	$0.13	$0.32	$0.41

Discontinued operations	$0.00	$0.00	$0.02	$0.00

Net income	$0.16	$0.13	$0.34	$0.41

Earnings per share – Diluted:
Continuing operations	$0.16	$0.13	$0.31	$0.41

Discontinued operations	$0.00	$0.00	$0.02	$0.00

Net income	$0.16	$0.13	$0.33	$0.41

Weighted average common shares outstanding:
Basic	68,586	68,394	68,540	68,603

Diluted	69,390	68,768	69,377	68,822

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)

	As of January 28, 2005	As of April 30, 2004

ASSETS
CURRENT ASSETS:
Cash and equivalents	$71,380	$48,467
Short-term investments	188,629	224,824
Accounts receivable, net	44,876	62,703
Inventory, net	935	856
Prepaid expenses and other current assets	26,083	13,596
Assets of discontinued operations	542	691

Total current assets	332,445	351,137
PROPERTY AND EQUIPMENT, NET	67,887	71,369
FEATURE FILM PRODUCTION ASSETS	23,202	431
INTANGIBLE ASSETS, NET	3,127	4,492
OTHER ASSETS	6,889	6,212
ASSETS OF DISCONTINUED OPERATIONS	—	20,703

TOTAL ASSETS	$433,550	$454,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$742	$700
Accounts payable	17,730	13,118
Dividends payable	—	4,106
Accrued expenses and other liabilities	18,326	42,131
Deferred income	21,755	23,512
Liabilities of discontinued operations	426	2,401

Total current liabilities	58,979	85,968
LONG-TERM DEBT	7,395	7,955
LIABILITIES OF DISCONTINUED OPERATIONS	—	7,316
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	209	136
Class B common stock	479	548
Additional paid-in capital	253,769	250,775
Accumulated other comprehensive loss	(496)	(1,120)
Retained earnings	113,215	102,766

Total stockholders’ equity	367,176	353,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,550	$454,344

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended

	January 28, 2005	January 23, 2004

OPERATING ACTIVITIES:
Net income	$23,014	$28,457
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1,264)	(32)
Depreciation and amortization	8,975	8,853
Revaluation of warrants	(835)	(422)
Amortization of deferred income	(370)	(836)
Stock compensation costs	3,625	469
Provision for doubtful accounts	(20)	(1,994)
Provision for inventory obsolescence	911	19
Provision for deferred income taxes	1,086	—
Changes in assets and liabilities:
Accounts receivable	18,085	12,675
Inventory	(989)	(179)
Prepaid expenses and other assets	(2,070)	1,987
Feature film production assets	(22,771)	(359)
Accounts payable	4,613	1,583
Accrued expenses and other liabilities	(15,461)	6,410
Deferred income	(1,387)	(4,969)

Net cash provided by continuing operations	15,142	51,662
Net cash used in discontinued operations	(7,057)	(2,370)

Net cash provided by operating activities	8,085	49,292

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,858)	(3,485)
Purchase of corporate aircraft	—	(20,122)
Purchase of other assets	(270)	(1,641)
Sale (purchase) of short-term investments, net	35,305	(60,470)

Net cash provided by (used in) investing activities	31,177	(85,718)

FINANCING ACTIVITIES:
Repayments of long-term debt	(518)	(576)
Purchase of treasury stock	—	(19,246)
Dividends paid	(16,454)	(8,218)
Issuance of stock	410	64
Proceeds from exercise of stock options	213	65

Net cash used in financing activities	(16,349)	(27,911)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	22,913	(64,337)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	48,467	128,473

CASH AND EQUIVALENTS, END OF PERIOD	$71,380	$64,136

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(dollars and shares in thousands)
(Unaudited)

	Common Stock		Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Shares	Amount

Balance, May 1, 2004	68,431	$684	$250,775	$(1,120)	$102,766	$353,105
Comprehensive income:
Net income	—	—	—	—	23,014	23,014
Translation adjustment	—	—	—	1,004	—	1,004
Unrealized holding loss, net of tax	—	—	—	(380)	—	(380)

Total comprehensive income	—	—	—	—	—	23,638

Dividends paid	—	—	216	—	(12,565)	(12,349)
Stock compensation costs	—	—	3,625	—	—	3,625
Stock issuances	371	3	(1,081)	—	—	(1,078)
Exercise of stock options	22	1	211	—	—	212
Tax benefit from option exercises	—	—	23	—	—	23

Balance, January 28, 2005	68,824	$688	$253,769	$(496)	$113,215	$367,176

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

2.     Stockholders’ Equity

Pro Forma Fair Value Disclosures

The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model.

Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three and nine months ended January 28, 2005 and January 23, 2004 would have been impacted as shown in the following table:

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

		Three months ended		Nine months ended

		January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

Reported income from continuing operations		$10,988	$8,863	$21,750	$28,425
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	769	626	2,247	822
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,200)	(1,034)	(3,441)	(2,552)

Pro forma income from continuing operations		$10,557	$8,455	$20,556	$26,695

Reported basic earnings from continuing operations per common share		$0.16	$0.13	$0.32	$0.41

Reported diluted earnings from continuing operations per common share		$0.16	$0.13	$0.31	$0.41

Pro forma basic earnings from continuing operations per common share		$0.15	$0.12	$0.30	$0.39

Pro forma diluted earnings from continuing operations per common share		$0.15	$0.12	$0.30	$0.39

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

Equity Transactions

In July 2004 and October 2004, we paid quarterly dividends of $0.06 per share, or $4,112 and $4,113, respectively, on all Class A and Class B common shares.  The July 2004 dividend was declared in fiscal 2004.  During the third quarter of fiscal 2005, the board of directors increased the Company’s quarterly dividends to $0.12 on all Class A and Class B common shares, and in January 2005 we paid the first such higher quarterly dividend for an aggregate of $8,229.

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

Stock-based compensation costs for the three months ended January 28, 2005 and January 23, 2004 related to the July 2004 grant and prior restricted stock grants were $1,240 ($769 net of tax) and $1,011 ($626 net of tax), respectively.  Stock-based compensation costs for the nine months ended January 28, 2005 and January 23, 2004 related to restricted stock grants were $3,625 ($2,247 net of tax) and $1,327 ($822 net of tax), respectively.

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

3.     Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Nine months ended

	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

Weighted average common shares outstanding:
Basic	68,585,735	68,394,341	68,540,068	68,602,818
Diluted	69,390,049	68,767,927	69,377,069	68,822,331
Dilutive effect of outstanding options and restricted stock units	804,313	373,586	837,001	219,513
Anti-dilutive outstanding options, end of period	2,862,000	417,700	2,862,000	417,700

4.     Segment Information

Our operations are conducted within two reportable segments: live and televised entertainment and branded merchandise.  The live and televised entertainment segment consists of live events, television programming and feature films.  Our branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos.  The results of operations for The World are not included in the segment reporting as they are classified as discontinued operations in our consolidated financial statements.  We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below.  Included in corporate overhead for the nine months ended January 23, 2004 was a favorable settlement of litigation of $5,885.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $16,051 and $54,600 for the three and nine months ended January 28, 2005, respectively, and approximately $11,516 and $43,638 for the three and nine months ended January 23, 2004, respectively.  Unallocated assets consist primarily of cash, investments and real property.

	Three months ended		Nine months ended

	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

Net Revenues:
Live and televised entertainment	$57,182	$55,631	$189,125	$195,073
Branded merchandise	25,537	23,439	59,001	53,103

Total net revenues (1)	$82,719	$79,070	$248,126	$248,176

Depreciation and Amortization:
Live and televised entertainment	$1,134	$1,072	$3,317	$3,158
Branded merchandise	337	694	1,011	2,002
Corporate	1,533	1,281	4,647	3,693

Total depreciation and amortization	$3,004	$3,047	$8,975	$8,853

Operating Income:
Live and televised entertainment	$18,752	$18,741	$57,885	$66,521
Branded merchandise	12,272	10,572	23,555	18,797
Corporate	(18,627)	(17,229)	(53,676)	(44,500)

Total operating income	$12,397	$12,084	$27,764	$40,818

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of

	January 28, 2005	April 30, 2004

Assets:
Live and televised entertainment	$86,721	$78,162
Branded merchandise	14,933	17,437
Unallocated (2)	331,896	358,745

Total assets	$433,550	$454,344

(1) – Included in net revenues for the three and nine months ended January 28, 2005 was $123 and $370, respectively, and for the three and nine months ended January 23, 2004 was $166 and $836, respectively, related to the amortization of deferred revenue resulting from the receipt of warrants. Warrants, which were received from certain of our licensees and one television programming distributor, were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model.  A corresponding amount was recorded as deferred revenue and is amortized into operating income over the life of the related license and distribution agreements using the straight-line method.

(2) – Includes assets of discontinued operations of $542 and $21,394 as of January 28, 2005 and April 30, 2004, respectively.

5.     Property and Equipment

Property and equipment consisted of the following:

	As of

	January 28, 2005	April 30, 2004

Land, buildings and improvements	$51,313	$50,941
Equipment	42,917	39,398
Corporate aircraft	20,710	20,710
Vehicles	639	639

	115,579	111,688
Less accumulated depreciation and amortization	(47,692)	(40,319)

Total	$67,887	$71,369

Depreciation and amortization expense for property and equipment was $2,364 and $7,341 for the three and nine months ended January 28, 2005, respectively, and $2,641 and $6,731 for the three and nine months ended January 23, 2004, respectively.

6.     Feature Film Production Assets

Feature film production assets are summarized as follows:

	As of

	January 28, 2005	April 30, 2004

Feature film productions:
In production	$22,602	$—
In development	600	431

Total	$23,202	$431

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

The Company has completed the principal photography stage of production for two theatrical film releases and is currently involved in the post-production stage.  The Company has agreements for the worldwide distribution of the films and certain related rights and products.

In addition to the capitalized production costs related to these two films, the Company has also capitalized certain script development costs for various other film projects.

7.      Intangible Assets

Intangible assets are summarized as follows:

	As of January 28, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,710	$(2,600)	$2,110
Trademarks and trade names	2,770	(1,753)	1,017

	$7,480	$(4,353)	$3,127

	As of April 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,710	$(1,423)	$3,287
Trademarks and trade names	2,500	(1,295)	1,205

	$7,210	$(2,718)	$4,492

Amortization expense was $640 and $1,635 for the three and nine months ended January 28, 2005, respectively, and was $497 and $1,345 for the three and nine months ended January 23, 2004, respectively.

Estimated amortization expense for each of the fiscal years ending is as follows:

April 30, 2005	$2,154
April 30, 2006	2,035
April 30, 2007	573

$4,762

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

8.     Investments

Short-term investments consisted of the following as of January 28, 2005 and April 30, 2004:

	January 28, 2005

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$157,228	$(2,115)	$155,113
United States Treasury Notes	33,642	(126)	33,516

Total	$190,870	$(2,241)	$188,629

The unrealized loss is due to changes in interest rates after the purchase of the investment.  The unrealized holding loss of $2,241 at January 28, 2005 was not offset by any unrealized gains.

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

We strongly dispute that the Fund has suffered any damages.  We believe that we have strong defenses to the Fund’s unwarranted monetary claims and will vigorously defend against them.  To that end, on January 6, 2005, we filed an application to determine as a preliminary issue the propriety of the Fund’s basis upon which damages have been claimed.  A hearing on our application to have the matter dealt with by way of preliminary issue is scheduled for March 22-23, 2005.

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

On October 19, 2004, as a result of information uncovered in connection with the Shenker & Associates matter, we filed an action in the U.S. District Court for the Southern District of New York against Jakks Pacific, Inc., two foreign subsidiaries of Jakks, THQ, Inc., a joint venture involving Jakks and THQ, Stanley Shenker & Associates, Inc. (“SSAI”) and Bell Licensing, LLC.  The suit also names as defendants certain individuals employed by the corporate defendants, including three senior executives of Jakks, and Stanley Shenker (“Shenker”) and James Bell (“Bell”).

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

On February 10, 2005, Bell pleaded guilty in United States District Court for the District of Connecticut to mail fraud stemming from a scheme beginning in or before January 1998 and continuing through October 2000 through which Bell was paid kickbacks from Shenker and SSAI based on the royalties derived from certain WWE licensing agreements.

Marvel Enterprises

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, except as follows:

On February 11, 2005, the Court of Appeals of Georgia issued an opinion affirming summary judgment in our favor in all respects, as well as reversing the trial court and granting summary judgment in favor of Universal Wrestling Corporation on all claims against it.

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

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

On February 15, 2005, the court issued an opinion and order granting preliminary approval to the proposed settlement between plaintiffs and all issuer-defendants, including WWE, subject to certain modifications in the settlement terms which we believe to be non-material.

We are not currently a party to any other material legal proceedings.  However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings.  The ultimate outcome of these other matters is not expected to have a material adverse effect on our financial condition or results of operations.

10.     Discontinued operations

During fiscal 2003, we closed the restaurant and retail operations of The World, and in fiscal 2004, we recorded additional shutdown costs of $2,571, or $1,671 after tax, representing the absence of projected sub-rental payments for the first nine months of fiscal 2005, which represented our revised estimate of the expected time necessary to assign or sub-let the remaining lease.  During the second quarter of fiscal 2005, we reached a tentative agreement to assign the remaining term of the lease to a third party, and, accordingly, reduced the accrual for estimated shutdown costs to the amount required under the assignment.   The assignment relieved the Company of all further obligations related to this property. The transaction closed on November 17, 2004, during the third quarter of fiscal 2005.

The following table presents the activity in the accruals relating to the shutdown of The World during the nine months ended January 28, 2005:

Accrued Rent and Other Related Costs

Balance as of April 30, 2004	$9,300
Paid during the nine months ended January 28, 2005	(6,457)
Reversal of accrual made based upon assignment of lease	(2,597)

Balance as of January 28, 2005	$246

In early May 2001, we formalized our decision to discontinue operations of the XFL. The results of The World business and the assets and liabilities of The World and the XFL have been classified as discontinued operations in our consolidated financial statements and are summarized as follows:

	Three months ended		Nine months ended

	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

Discontinued operations:
(Loss) income from The World operations, net of tax expense of $0 and $718 for the three and nine months ended January 28, 2005, and net of tax benefit of $33 and tax expense of $17 for the three and nine months ended January 23, 2004, respectively	$(69)	$(76)	$1,264	$32

World Wrestling Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(Unaudited)

	As of

	January 28, 2005	April 30, 2004

Assets:
Cash	$496	$585
Income tax receivable	—	7,002
Other assets	46	46
Inventory	—	60
Deferred income taxes, net of valuation allowance of $2,638 for 2004	—	13,701

Total Assets	$542	$21,394

Liabilities:
Accrued expenses	246	9,537
Minority interest	180	180

Total Liabilities	$426	$9,717

Assets of the discontinued operations are stated at their estimated net realizable value, and liabilities at their estimated settlement amounts.  As a result of the assignment of our lease for The World, the deferred income tax assets will now be utilized by our continuing operations and have been reflected in prepaid expenses and other current assets in the consolidated balance sheet as of January 28, 2005.

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

We provide updated information on the key drivers of our business including live event attendance, pay-per-view buys and television ratings on a weekly basis on our corporate website: http://corporate.wwe.com.  Such information is not incorporated herein by reference.

Results of Operations

Third Quarter Ended January 28, 2005 compared to Third Quarter Ended January 23, 2004
(Dollars in millions, except as noted)

Net Revenues	January 28, 2005	January 23, 2004	better (worse)

Live and televised	$57.1	$55.6	3%
Branded merchandise	25.6	23.5	9%

Total	$82.7	$79.1	5%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	January 28, 2005	January 23, 2004	better (worse)

Live events	$11.3	$11.7	(3)%
Number of events	77	74	4%
Average attendance	4,015	4,140	(3)%
Average ticket price (dollars)	$36.47	$37.91	(4)%
Pay-per-view	$15.5	$13.2	17%
Number of pay-per-view events	3	2	50%
Number of buys from domestic pay-per-view events	1,043,300	783,100	33%
Advertising	$10.8	$11.7	(8)%
Average weekly household ratings for RAW	3.6	3.6	—
Average weekly household ratings for SmackDown!	3.4	3.4	—
Sponsorship revenues	$1.3	$1.9	(32)%

	January 28, 2005	January 23, 2004	better (worse)

Television rights fees:
Domestic	$13.4	$13.4	—
International	$6.1	$5.6	9%

The decrease in live events revenues is due to the lower number of international events, which produce higher average attendance and ticket prices.

The increase in pay-per-view revenues was primarily due to three pay-per-view events produced in the current quarter as compared to only two events in the prior year quarter, offset in part by an increase in international buys as a percentage of total buys.  Since international buys generate lower revenue per buy, this had a negative effect on pay-per-view revenues.  The new event in the quarter, New Years Revolution™ was a RAW® branded pay-per-view event held in Puerto Rico.  Excluding the additional event, the number of buys was approximately flat as compared to the prior year quarter.

The decline in advertising revenues reflects lower sponsorship revenues in the current quarter.

The following chart reflects comparative revenues and certain drivers for each of the businesses within our branded merchandise segment:

Branded Merchandise Revenues	January 28, 2005	January 23, 2004	better (worse)

Licensing	$10.6	$10.9	(3)%
Merchandise	$4.4	$4.3	2%
Per capita spending (dollars)	$8.70	$8.56	2%
Publishing	$3.5	$3.0	17%
Net units sold	1,097,800	1,113,700	(1)%
Home video	$4.8	$3.7	30%
Gross units sold	524,300	394,000	33%
Digital media	$2.1	$1.2	75%
Other	$0.2	$0.4	(50)%

The decrease in licensing revenues is primarily due to decreased book publishing revenues of $2.7 million offset by increases in the videogame and novelties areas of $1.3 million and $1.1 million, respectively, primarily from international territories.

The increase in publishing revenues was primarily due to the release of three special edition magazines in the current quarter as compared to only one in the prior year period.

Home video revenues increased primarily due to a 33% increase in units sold in the current quarter as compared to the prior year.  The increase in units sold is partially due to the success of a DVD released in the quarter titled The Rise & Fall of ECW, which sold approximately 166,000 units during the quarter.

Digital media revenues increased primarily as a result of increased advertising, due in part to changes in our website design that allowed advertisers additional options and better placement.

Cost of Revenues	January 28, 2005	January 23, 2004	better (worse)

Live and televised	$33.5	$33.3	(1)%
Branded merchandise	10.9	10.8	(1)%

Total	$44.4	$44.1	(1)%

Profit contribution margin	46%	44%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	January 28, 2005	January 23, 2004	better (worse)

Live events	$9.4	$9.7	3%
Pay-per-view	$5.5	$4.9	(12)%
Advertising	$3.5	$3.7	5%
Television production costs	$12.8	$12.6	(2)%
Other	$2.3	$2.4	4%

The profit contribution margin for the Live and Televised businesses was approximately 41% for the current quarter as compared to 40% in the prior year quarter.

The decrease in the live events cost of revenues is primarily due to fewer international shows preformed in the current quarter.

The pay-per-view cost of revenues increase is due to three pay-per-view events produced during the current quarter as compared to only two events in the prior year.

The following chart reflects comparative cost of revenues for each of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	January 28, 2005	January 23, 2004	better (worse)

Licensing	$2.9	$2.7	(7)%
Merchandise	$3.0	$3.3	9%
Publishing	$1.9	$2.1	10%
Home video	$2.4	$1.9	(26)%
Digital media	$0.6	$0.7	14%
Other	$0.1	$0.1	—

The profit contribution margin for the Branded Merchandise businesses was approximately 57% for the current quarter as compared to 54% in the prior year quarter.

The increase in home video cost of revenues is primarily due to the increase in units sold during the quarter as compared to the prior year quarter.

	January 28, 2005	January 23, 2004	better (worse)

Selling, general and administrative expenses	$21.7	$18.9	(15)%

The following chart reflects the amounts and percent change of certain significant overhead items:

	January 28, 2005	January 23, 2004	better (worse)

Staff related	$9.6	$9.9	3%
Legal	3.4	2.6	(31)%
Consulting and accounting	1.3	0.8	(63)%
Advertising and promotion	2.0	0.8	(150)%
All other	5.4	4.8	(13)%

Total SG&A	$21.7	$18.9	(15)%

SG&A as a percentage of net revenues	26%	24%

Staff related expenses for the quarter decreased primarily due to a decision by the Company’s Chairman and the Company’s Chief Executive Officer to forego their salaries during the current fiscal quarter and to forfeit any potential bonus for the fiscal year.  The impact of this decision was a $1.0 million reduction in staff related expenses.  We anticipate that the Company’s Chairman and the Company’s Chief Executive Officer will continue to forego their salaries through the end of fiscal 2005.  Additionally, the expense for staff bonuses decreased as compared to the prior year quarter by $1.1 million reflecting profit expectations that are below bonus targets.  These savings were offset in part by an increase of $1.8 million in staff salaries and related benefit costs.  Legal costs increased over the prior year primarily due to a trademark registration initiative in international territories.  The increase in consulting and accounting reflects additional costs incurred related to Sarbanes-Oxley.  The increase in advertising and promotion reflects the timing of expenditures which were more heavily concentrated in the fourth quarter of the prior year in support of WrestleMania XX.

	January 28, 2005	January 23, 2004	better (worse)

Stock compensation costs	$1.2	$1.0	(20)%

During the third quarter of fiscal 2004, we completed an exchange offer that gave all active employees and independent contractors who held options with a grant price of $17 or higher the ability to exchange options.  Overall 4.1 million options were exchanged for either cash or restricted stock units.   The exchange for the options tendered will result in a compensation charge of approximately $6.7 million in total over fiscal 2004, fiscal 2005 and fiscal 2006.  The remaining amortization of the compensation charge related to this offer will be approximately $0.4 million in fiscal 2005 and approximately $1.1 million in fiscal 2006.  The increase in the stock compensation costs was due to the amortization of the restricted stock units from this exchange offer in the current quarter.

	January 28, 2005	January 23, 2004	better (worse)

Depreciation and amortization	$3.0	$3.0	—

	January 28, 2005	January 23, 2004	better (worse)

Investment income	$1.3	$1.6	(19)%

The decrease in investment income relates to realized losses recognized with the sale of certain investments in the third fiscal quarter.

	January 28, 2005	January 23, 2004	better (worse)

Other income, net	$1.6	$0.7	129%

The increase in other income, net in the current quarter is primarily due to the revaluation of warrants received from certain licensees using the Black-Scholes option pricing model.

	January 28, 2005	January 23, 2004

Provision for income taxes	$4.2	$5.3
Effective tax rate	28%	38%

Our effective tax rate for the third quarter decreased to 28% from 38% in the third quarter of the prior year.  The decrease is primarily due to the release of the valuation allowance recorded against certain state deferred tax assets.  The valuation allowance is no longer necessary due to the irrevocable assignment of the lease of our entertainment complex, The World, to a third party during the quarter.

Discontinued operations — The World. During the second quarter ended October 29, 2004 we reached a tentative agreement to assign the remaining term of the lease to a third party, and, accordingly, reduced the accrual for estimated shutdown costs to the amount required under the assignment.  The assignment relieved the Company of all further obligations related to this property. The transaction closed on November 17, 2004, during the current fiscal quarter.  Loss from discontinued operations of The World, net of taxes, was $0.1 million for the three months ended January 28, 2005 and for the three months ended January 23, 2004.

Nine Months Ended January 28, 2005 compared to Nine Months Ended January 23, 2004
(Dollars in millions, except as noted)

Net Revenues	January 28, 2005	January 23, 2004	better (worse)

Live and televised	$189.1	$195.1	(3)%
Branded merchandise	59.0	53.1	11%

Total	$248.1	$248.2	—

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	January 28, 2005	January 23, 2004	better (worse)

Live events	$49.3	$47.4	4%
Number of events	249	242	3%
Average attendance	4,430	4,830	(8)%
Average ticket price (dollars)	$44.62	$39.87	12%
Pay-per-view	$50.9	$51.7	(2)%
Number of pay-per-view events	11	8	38%
Number of buys from domestic pay-per-view events	3,297,100	3,202,100	3%
Advertising	$31.2	$45.9	(32)%
Average weekly household ratings for RAW	3.6	3.7	(3)%
Average weekly household ratings for SmackDown!	3.2	3.4	(6)%
Sponsorship revenues	$3.0	$4.8	(38)%
Television rights fees:
Domestic	$39.9	$33.3	20%
International	$17.8	$16.8	6%

Live event revenues increased primarily due to six additional international events produced during the current year period.  The number of events held outside of North America increased to 26 in the current period as compared to 20 in the prior year period.  The increase in average ticket price was due to the increase in the number of international events, which generate a higher average ticket price.  International ticket prices averaged approximately $70.00, as compared to an average North American ticket price of approximately $37.00.

There were eleven pay-per-view events produced in the current period as compared to eight pay-per-view events in the prior year.  Although the number of total buys increased slightly, total revenues declined, due to an increase in international buys as a percentage of total buys.  Since international buys generate lower revenue per buy, this had a negative effect on pay-per-view revenues.  Additionally, pay-per-view revenue is lower as a result of decreased prior year buys received in the current period.

Advertising revenues decreased due to our new television distribution agreement with UPN.  Since October 2003, UPN has been selling all advertising inventory for our SmackDown! broadcasts previously sold by us and is now paying us a rights fee.  This arrangement accounts for a decrease of approximately $9.7 million from the prior year period in advertising revenues, partially offset by an increase in Television Rights Fees of $7.4 million.  This arrangement also results in lower cost of revenues and yields a higher profit margin.

The increase in domestic television rights fees for the current year is derived primarily from the rights fee paid to us under our modified arrangement with UPN as discussed above.  This increase in rights fees was partially offset due to a change in a distribution contract for Canadian programming and the inclusion in the prior year period of executive producer fees for certain feature films starring The Rock.

The following chart reflects comparative revenues and certain drivers for each of the businesses within our branded merchandise segment:

Branded Merchandise Revenues	January 28, 2005	January 23, 2004	better (worse)

Licensing	$17.9	$18.1	(1)%
Merchandise	$12.0	$12.8	(6)%
Per capita spending (dollars)	$8.84	$8.37	6%
Publishing	$8.6	$7.6	13%
Net units sold	2,873,200	3,194,500	(10)%
Home video	$15.0	$10.3	46%
Gross units sold	1,571,400	990,800	59%
Digital media	$5.0	$3.8	32%
Other	$0.5	$0.5	—

Home video revenues increased primarily due to a 59% increase in units sold in the current year period.  This increase was driven by the release of several successful titles, including The Rise & Fall of ECW which sold approximately 166,000 units during the third quarter. Additionally, home video sales of our pay-per-view event titles, including WrestleMania XX, continued to perform well during the current period.

Our home video business continues to benefit from the investment in our original programming and third-party libraries as well as increased distribution with key retailers and the ongoing shift in consumer media buying and viewing behavior.

Digital media revenues increased primarily as a result of increased advertising due in part to changes in our website design that allowed advertisers additional options and better placement.

Cost of Revenues	January 28, 2005	January 23, 2004	better (worse)

Live and televised	$116.6	$117.4	1%
Branded merchandise	28.7	28.1	(2)%

Total	$145.3	$145.5	1%

Profit contribution margin	41%	41%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	January 28, 2005	January 23, 2004	better (worse)

Live events	$38.7	$36.7	(5)%
Pay-per-view	$20.4	$18.8	(9)%
Advertising	$10.6	$17.9	41%
Television production costs	$40.1	$36.4	(10)%
Other	$6.8	$7.6	11%

The profit contribution margin for the Live and Televised businesses was approximately 38% for the current period as compared to 40% in the prior year period.

Live events cost of revenues increased primarily due to the additional international events in the current year.

Pay-per-view cost of revenues increased due to the three additional events produced in the current year.

The decrease in advertising costs reflects our modified UPN arrangement which eliminated certain costs previously associated with the sale of the advertising inventory in SmackDown!.

Television costs increased in part due to two international television tapings of our RAW and SmackDown! television programs in the UK during one of our international tours in the second fiscal quarter.  Also, we incurred additional television production costs for the “Diva Search” and “Tough Enough” contest segments that aired on our RAW and SmackDown! television shows.

The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	January 28, 2005	January 23, 2004	better (worse)

Licensing	$5.1	$4.9	(4)%
Merchandise	$8.8	$10.3	15%
Publishing	$5.0	$5.3	6%
Home video	$6.8	$4.9	(39)%
Digital media	$2.6	$2.3	(13)%
Other	$0.4	$0.4	—

The profit contribution margin for the Branded Merchandise businesses was approximately 51% for the current period as compared to 47% in the prior year period.   The increase is primarily due to improved merchandise and digital media margins.

	January 28, 2005	January 23, 2004	better (worse)

Selling, general and administrative expenses	$62.4	$51.6	(21)%

The following chart reflects the amounts and percent change of certain significant overhead items:

	January 28, 2005	January 23, 2004	better (worse)

Staff related	$29.8	$30.3	5%
Legal	8.5	7.7	(10)%
Settlement of litigation	—	(5.9)	—
Consulting and accounting	4.1	3.9	(5)%
Advertising and promotion	3.8	2.6	(46)%
Bad debt	—	(2.0)	—
All other	16.2	15.0	(8)%

Total SG&A	$62.4	$51.6	(21)%

SG&A as a percentage of net revenues	25%	21%

Staff related expenses for the nine months ended decreased primarily due to a decision by the Company’s Chairman and the Company’s Chief Executive Officer to forego their salaries during the current fiscal quarter and to forfeit any potential bonus for the fiscal year.  The impact of this decision was a $1.0 million reduction in staff related expenses.  We anticipate that the Company’s Chairman and the Company’s Chief Executive Officer will continue to forego their salaries through the end of fiscal 2005.  Additionally, the expense for staff bonuses decreased as compared to the prior year by $2.7 million reflecting profit expectations that are below bonus targets.  These savings were offset in part by an increase of $3.2 million in staff salaries and related benefit costs.  The prior year period reflects a $5.9 million favorable settlement of litigation.  The increase in advertising and promotion costs reflects the timing of expenditures which were more heavily concentrated in the fourth quarter of the prior year in support of WrestleMania XX.  The negative bad debt expense in the prior year was a result of a payment received from a pay-per-view service that had previously been fully reserved.

	January 28, 2005	January 23, 2004	better (worse)

Stock compensation costs	$3.6	$1.3	(177)%

During the third quarter of fiscal 2004, we completed an exchange offer that gave all active employees and independent contractors who held options with a grant price of $17 or higher the ability to exchange options.  Overall 4.1 million options were exchanged for either cash or restricted stock units.   The exchange for the options tendered will result in a compensation charge of approximately $6.7 million in total over fiscal 2004, fiscal 2005 and fiscal 2006.  The remaining amortization of the compensation charge related to this offer will be approximately $0.4 million in fiscal 2005 and approximately $1.1 million in fiscal 2006.  The increase in the stock compensation costs was due to the amortization of the restricted stock units from this exchange offer in the current quarter.

	January 28, 2005	January 23, 2004	better (worse)

Depreciation and amortization	$9.0	$8.9	(1)%

	January 28, 2005	January 23, 2004	better (worse)

Investment income	$3.6	$4.5	(20)%

The decrease in investment income relates to realized losses recognized with the sale of certain investments during the current year.

	January 28, 2005	January 23, 2004	better (worse)

Other income, net	$1.6	$1.0	60%

	January 28, 2005	January 23, 2004

Provision for income taxes	$10.7	$17.3
Effective tax rate	33%	38%

Our effective tax rate for the nine months ended January 28, 2005 decreased to 33% from 38% in the prior year period.  The decrease is primarily due to the release of the valuation allowance recorded against certain state deferred tax assets.  The valuation allowance is no longer necessary due to the irrevocable assignment of the lease of our entertainment complex, The World, to a third party during the quarter.

Discontinued operations — The World. During the second quarter ended October 29, 2004 we reached a tentative agreement to assign the remaining term of the lease to a third party, and, accordingly, reduced the accrual for estimated shutdown costs to the amount required under the assignment.   The assignment relieved the Company of all further obligations related to this property. The transaction closed on November 17, 2004, during the third fiscal quarter.  Income from discontinued operations of The World, net of taxes, was $1.3 million for the nine months ended January 28, 2005 as compared to income from discontinued operations of $0.1 million for the nine months ended January 23, 2004.

Liquidity and Capital Resources

Cash flows provided by operating activities for the nine months ended January 28, 2005 and January 23, 2004 were $8.1 million and $49.3 million, respectively.  Cash flows provided by operating activities from continuing operations were $15.1 million and $51.7 million for the nine months ended January 28, 2005 and January 23, 2004, respectively.  Cash flows used for the nine months ended January 28, 2005 included $16.8 million for taxes paid and $22.8 million for feature film production.  Working capital, consisting of current assets less current liabilities, was $273.5 million as of January 28, 2005 and $265.2 million as of April 30, 2004.

Cash flows provided by investing activities were $31.2 million and cash flows used in investing activities were $85.7 million for the nine months ended January 28, 2005 and January 23, 2004, respectively. Capital expenditures for the nine months ended January 28, 2005 were $3.9 million as compared to $3.5 million for the nine months ended January 23, 2004.  During the nine months ended January 23, 2004, we acquired film libraries and certain other assets for approximately $1.6 million.  In January 2004, we paid $20.1 million to pay off a lease on our corporate aircraft from cash on hand. For fiscal 2005, we estimate capital expenditures to be approximately $6-$8 million.  As of February 25, 2005, we had approximately $154.9 million invested in fixed-income mutual funds, which primarily held AAA and AA debt rated instruments and $33.5 million in United States Treasury Notes.  Our investment policy is designed to assume a minimum of credit, interest rate and market risk.

Cash flows used in financing activities for the nine months ended January 28, 2005 were $16.3 million as compared to $27.9 million for the nine months ended January 23, 2004.  In June 2003, we purchased approximately 2.0 million shares of our common stock from Viacom, Inc. for approximately $19.2 million.  In fiscal 2005, we have paid three quarterly dividends, one of which was declared in fiscal 2004.  The first two dividends were $0.06 per share, or approximately $4.1 million per quarter, on all Class A and Class B common shares.  During the third quarter of fiscal 2005, we increased our quarterly dividend to $0.12 per share on all Class A and Class B common shares, and paid one of these dividends for approximately $8.2 million.   During the nine months ended January 23, 2004, we paid three quarterly dividends of $0.04 per share, or approximately $8.2 million, on all Class A and Class B common shares.

We are producing feature films in order to further capitalize on our intellectual property and fan base.  We currently have two film projects that have completed the principal photography and are currently in post-production.   As of January 28, 2005, we have approximately $23.2 million in capitalized film production assets. The aggregate gross production budget for the two films currently in production is estimated to be approximately $32 million.  We expect the majority of these costs to be incurred in fiscal 2005. These two film projects represent the first steps for our film entertainment initiative, and subsequent films are expected to be developed.

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

Application of Critical Accounting Policies

Accounting for Films. We capitalize costs of production and acquisition, including production overhead, as feature film production assets. These costs will be amortized to direct operating expenses in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”). These costs are stated at the lower of unamortized film costs or estimated fair value. These costs for an individual film will be amortized and participation and residual costs will be accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film over a period not to exceed ten years from the date of initial release. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

We have performed an initial estimate of our ultimate revenue for our two projects in post-production and believe no write-down is needed at this time.

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

As of

	January 28, 2005	April 30, 2004

Pay-per-view accounts receivable	$15.8 million	$28.3 million
Advertising reserve for underdelivery	$2.9 million	$4.4 million
Home video reserve for returns	$2.9 million	$2.6 million
Publishing newsstand reserve for returns	$4.2 million	$4.5 million
Allowance for doubtful accounts	$2.7 million	$2.6 million

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming. In this regard, our domestic cable television distribution agreement with SpikeTV for five hours of our programming runs through September 2005.  We are currently in negotiations with SpikeTV and others for an agreement after September 2005, and cannot give any assurance as to the outcome of these negotiations.  In addition, one of the Company’s pay per view agreements, which is with DirecTV, will expire on April 30, 2005.  The Company is in negotiations with DirecTV for a renewal of this agreement, and cannot give any assurance as to the outcome of these negotiations;  (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks if we expand into new and complementary businesses; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; (xvii) our Class A common stock has a relatively small public “float”; and (xviii) we may face risks relating to our recent restatement of our financial statements. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

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

Item 4.  Controls and Procedures

Based on their most recent review, as of January 28, 2005 our Chairman, Chief Executive Officer, as co-principal executive officers, and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and our Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  While we are in the process of formalizing certain of our control procedures, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

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

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

31.1          Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2          Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3          Certification by Frank G. Serpe pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1          Certification by Vincent K. McMahon, Linda E. McMahon and Frank G. Serpe pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

              (b.) Reports on Form 8-K

The Registrant filed the following Forms 8-K:

(i) Filing Date November 9, 2004	Items 8.01 and 9.01

(ii) Filing Date November 18, 2004	Items 8.01 and 9.01

(iii) Filing Date November 23, 2004	Items 2.02, 8.01 and 9.01

(iv) Filing Date January 6, 2005	Item 5.02

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: March 7, 2005	By:	/s/ FRANK G. SERPE

Frank G. Serpe
Senior Vice President, Finance and
Acting Chief Financial Officer