Form 10-K
period 2005-04-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2005-07-13
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

          Aggregate market value of the common stock held by non-affiliates of the Registrant at July 1, 2005, using our closing price October 29, 2004 was approximately $262,130,209.

          As of July 1, 2005, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 21,181,362 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563 shares.

          Portions of the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K

* Incorporated by reference from the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders (the ”Proxy Statement”).

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

Business Strategy

          We develop compelling episodic content anchored by our Superstars for television and digital media distribution. This content drives television ratings, pay-per-view buys, live event attendance, viewers to our website and branded merchandise sales. Our strategy is to capitalize on the significant operating leverage of our business model through the distribution of this intellectual property across existing platforms as well as new and emerging distribution platforms.

          We previously established the following initiatives and we continue to pursue and dedicate our resources in order to achieve the greatest results.  Fiscal 2005 reflects in part a focused effort on our international development through expansion of our tours and increasing our international presence.  We intend to continue to pursue the following initiatives:

•

Continue to expand internationally. International expansion represents an important part of our business strategy. The broad appeal of our content has yielded high international demand for our television programs and live events. To further nurture this demand, we plan to continue to expand our international television distribution. Increasing our television penetration around the world will likely increase the demand for live events abroad, which, in turn, should increase sales of our branded merchandise. Our dual brands enable us to execute this strategy by freeing up schedules for talent to perform at more events in more countries.  Fiscal 2005 included 49 international events, including six productions of our flagship television shows from the international stage, which is up from 32 international events, with no televised events, in fiscal 2004.

•

Expansion of digital media. Continue to grow and expand WWE.com and our other internet sites, with a new focus to fully develop them into robust information and entertainment destinations for our fans.  Our goal is to deliver content that is up-to-date, behind the scenes and often exclusive to our sites.  Our content will be a mix of archival footage, breaking news stories, original programs and live broadcasts.  There will be more Superstar linked sites with their personal comments, opinions, and lifestyle issues. WWE.com will be the living, breathing WWE, constantly refreshing its information twenty-four hours a day, seven days a week, as events happen on a global basis.  We will develop special subscription content, create sponsorship opportunities as well as be an attractive buy for advertisers.  In addition, through our recently developed management content system, we can now push this digital content through to the emerging wireless technology, taking advantage of this growth opportunity.

•

Produce feature film entertainment. In 2002, we established WWE Films to explore options in filmed entertainment in order to promote our Superstars and capitalize on our intellectual property and fan base. We currently have two films in the post-production stage of development.  The first project is an Action/Adventure film titled The Marine which showcases Superstar John Cena in the title role.  The second project is a Horror film currently titled See No Evil which will feature Superstar Kane.  Although release dates have not been established, we have agreements with companies to distribute these movies into wide release and anticipate release dates in late fiscal 2006 or in fiscal 2007.  Superstar Stone Cold Steve Austin has signed a three-picture commitment with WWE Films.  His first project will be The Condemned, a story that deals with a cop on death-row who is given a second chance when chosen to compete on a deadly reality show.

•

Effectively utilize our valuable library of wrestling content. Over the past four years, we have expanded our library by strategically acquiring the libraries of World Championship Wrestling (“WCW”), Extreme Championship Wrestling (“ECW”), American Wrestling Association (“AWA”) and Smokey Mountain Wrestling (“SMW”). The result is an archive of more than 75,000 hours of programming content, 25,000 hours of which was previously aired or released as finished product. This library has been converted to a digital format, and is being catalogued to support future programming and other monetization opportunities, such as the internet, video-on-demand, subscription video on demand and digital channels. We currently plan to capitalize on this asset and new technologies in an effort to attract new and recapture past viewers. In this regard, in fiscal 2005 we announced the launch of WWE 24/7, a subscription video-on-demand service that features part of the content of our library as well as original content.  Agreements to carry WWE 24/7 have been made with Cox Communications, Blue Ridge Communications and Insight Communications, among others.

Creative Development and Production

          Headed by our Chairman Vincent K. McMahon, our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the wrestling ring and unfold on our weekly television shows, and culminate or change direction in our pay-per-view events.

          Our success is due primarily to the continuing popularity of our Superstars. We currently have exclusive contracts with approximately 130 Superstars, ranging from developmental contracts to multi-year guaranteed contracts with established Superstars. Our Superstars are highly trained and motivated independent contractors whose compensation is tied to the revenue that they help us generate. Popular Superstars include Triple H, John Cena, Batista, Shawn Michaels, Randy Orton, Ric Flair, Undertaker, Kurt Angle, Big Show, Kane, Chris Benoit and Eddie Guerrero. We own the rights to substantially all of our characters, and we exclusively license the rights we do not own through agreements with our Superstars. We continually seek to identify, recruit and develop additional talent for our business.

Live and Televised Entertainment

          Live events and television programming are our principal creative and production activities.  The following chart presents revenues from these activities for each of our five fiscal years ended April 30, 2005:

Worldwide Live & Televised Entertainment Revenue
($ in millions)

Live Events

          In fiscal 2005, we held 276 live events throughout North America, as well as 49 international events, entertaining over 1.6 million fans at an average ticket price of $48.48. We hold many of our live events at major arenas, including Madison Square Garden in New York City, the Staples Center in Los Angeles, the Evening News Arena in Manchester, England, the SuperDome in Sydney, Australia, and the Super Arena in Saitama, Japan. In addition to providing the content for our television and pay-per-view programming, these events provide us with a real-time assessment of the popularity of storylines and characters. Live events generate revenue through ticket and merchandise sales.

          Our two brands, RAW and SmackDown!, tour independently, each typically producing three or four events per week. This allows us to play numerous domestic markets, as well as to take advantage of the strong international demand for our events. In fiscal 2005, we held several successful international tours, including our Return of the Deadman tour in Australia, our Road to WrestleMania tour in Japan and South Korea and our WrestleMania Revenge tour across Europe, including events in the United Kingdom, Germany, Ireland and Italy.

          The following chart presents worldwide revenues from live events for each of our five fiscal years ended April 30, 2005:

Worldwide Live Events Revenue
($ in millions)

          The following chart reflects worldwide attendance from live events for each of our five fiscal years ended April 30, 2005:

Worldwide Live Events Attendance
(in thousands)

- 212 Events in 2001	- 329 Events in 2004
- 237 Events in 2002	- 325 Events in 2005
- 327 Events in 2003

Television Programming

          Relying on our in-house production capabilities at our technologically advanced production facility, we produce seven television shows, consisting of nine hours of original programming, 52 weeks per year. Live events provide the majority of the content for our television and pay-per-view programming and consequently result in low incremental television programming costs. We generate revenue from our programming through television rights fees and advertising sales, subject to change in October 2005 as a result of our new agreement with USA Network as described below.  The popularity of our television programming, our primary promotional vehicle, drives the success of our other businesses. Increased viewership for our television shows translates into increased pay-per-view buys, live event attendance and merchandise sales.

          Our flagship television shows are RAW and SmackDown!. RAW is a two-hour primetime program which is broadcast live on SpikeTV and has consistently been among the top-rated regularly scheduled programs on cable television. SmackDown! is a taped two-hour program that airs on UPN in primetime and is consistently one of the highest rated programs on UPN. Our domestic cable distribution agreement, which is with Viacom for its SpikeTV network and covers RAW, Sunday Night Heat, Velocity and The WWE Experience, runs until September 2005.  We receive a rights fee totaling approximately $0.6 million per week and share in advertising revenues. In fiscal 2005, advertising revenues were $21.2 million, net of Viacom’s participation.  In April 2005, we announced a new three-year deal with NBC Universal to air RAW and a one-hour weekend RAW branded program on the USA Network, and Telemundo and Mun2 will air Spanish-language versions of RAW, beginning in October 2005.  Additionally, at least two yearly late night RAW specials of 90 minutes each will air on NBC Saturdays at 11:30  p.m. and at least one yearly one-hour special will air on USA Network.  Under this new agreement, we will receive rights fees similar to the current contract with SpikeTV, however, USA will sell all advertising in the programming and retain all ad revenues.  Our domestic broadcast distribution agreement, which is with UPN and covers SmackDown!, expires in September 2006.  Under this agreement we receive a rights fee of approximately $0.3 million per week.  We also produce and distribute two syndicated shows, Bottom Line and After Burn.

          The following chart presents revenues from North America television rights fees for each of our five fiscal years ended April 30, 2005:

North America Television Rights Fees Revenue
($ in millions)

          Internationally, our programming is distributed in more than 100 countries and 13 different languages. We have expanded our distribution throughout Asia, Europe, Latin America, Australia and Africa and have secured new television distribution agreements on terrestrial, cable and satellite platforms throughout those locations.  Our distributors include, among many others, Sky Sports in the UK, J Sports in Japan and Taj TV in India.

          The following chart presents television rights fees revenues outside of North America for each of our five fiscal years ended April 30, 2005:

Television Rights Fees Revenues outside of North America
($ in millions)

          In addition to rights fees, we have generated revenues through the sale of a substantial portion of the advertising time on our SpikeTV programming and Canadian television programs.  The strong ratings of our television programs attract advertisers and sponsors from some of the leading companies in the food and beverage, apparel, video game, toy, telecommunications and movie industries.  In addition to the sale of our advertising time, we also package sponsorships to meet the needs of our advertisers.  Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including television, Internet and print advertising, arena signage, on-air announcements and special appearances by our Superstars.  Beginning with our new agreement with USA in October 2005, we will no longer sell advertising during our cable programming in the United States. We will continue to provide sponsorships utilizing our various promotional vehicles and sell advertising in Canada.

          The following chart reflects worldwide advertising revenues for each of our five fiscal years ended April 30, 2005:

Worldwide Advertising Revenues
($ in millions)

Pay-Per-View Programming

          We have been pioneers in both the production and promotion of pay-per-view events since our first pay-per-view event, WrestleMania I, in 1985. At each pay-per-view event, our storylines either culminate or change direction.
We intensively market and promote the storylines that are associated with upcoming pay-per-view events through our television shows, Internet sites and magazines. We produced 14 domestic pay-per-view programs in fiscal 2005, as compared to 12 programs in fiscal 2004. Our events consistently rank among the highest selling event pay-per-view programs.  In addition to domestic distribution, selected programs are distributed by our international partners including Sky Sports in the UK, Premiere in Germany and J Sports in Japan, among others.

          In fiscal 2005, our premier event, WrestleMania 21, achieved an estimated 983,000 pay-per-view buys at a suggested domestic retail price of $49.95. Our other monthly pay-per-view events, including Royal Rumble, Summer Slam and Survivor Series, averaged 300,000 buys at a suggested domestic retail price of $34.95. Consistent with industry practices, we share the revenues with cable systems and satellite providers and pay service fees to iNDEMAND and TVN.

          The following chart presents worldwide revenues from our pay-per-view programming for each of our five fiscal years ended April 30, 2005:

Worldwide Pay-Per-View Revenues
($ in millions)

Branded Merchandise

          We offer a wide variety of branded merchandise through a licensing program and an integrated direct sales effort.

          The following chart presents worldwide revenues from the sale of our branded merchandise for each of our five fiscal years ended April 30, 2005:

Worldwide Branded Merchandise Revenues
($ in millions)

Licensing

          We have an established worldwide licensing program using our World Wrestling Entertainment marks and logos, copyrighted works and characters on a large variety of retail products, including toys, video games, apparel and books. In all of our licensing agreements, we retain creative approval over the design, packaging, advertising and promotional material associated with licensed products to maintain the distinctive style and quality of our intellectual property and brand. Currently, we maintain licenses with approximately 80 licensees worldwide. Video games represent an important component of this licensing program, generating substantial revenues through our license with THQ / Jakks Pacific, LLC. Our video games cover current console platforms, including PlayStation 2, Xbox and GameCube. One of our recent titles, SmackDown! vs. RAW, sold approximately 2.0 million units in fiscal 2005.  We are curren tly in litigation regarding this license as described in Note 11 to Notes to Consolidated financial Statements.  WWE’s action figure business has seen growth at retail primarily due to the increase of retailer-specific exclusive products offered and the success of our Classic Superstars Series which feature WWE Legends from past years.  Internationally, fiscal 2005 saw the expansion of the Italian market and the resurgence of the UK market in the novelties category.

          Under our publishing licensing agreement with Simon and Schuster, we have our own book publishing imprint. This agreement has provided us the opportunity to broaden into literary genres beyond autobiographies, including historical anthologies and trivia books. In the past year, we have produced two new titles that appeared on the New York Times Best Seller List, including To Be the Man, an autobiographical account of the life of Superstar Ric Flair, and Adam Copeland on Edge, a look into the life and career of Superstar Edge. We also produced our first self-help book, as 10-time World Champion Triple H shared with readers how to get in top physical shape in Making the Game.  Other releases in fiscal 2005 included Tales from Wrescal Lane, a children’s book from bestselling author Mick Foley, Walking the Golden Mile, an autobiography from William Regal released in the United Kingdom, and Are We There Yet?, a collection of humorous road stories as told by various Superstars.

Merchandise

          Our direct merchandise operations consist of the design, sourcing, marketing and distribution of various WWE-branded products, such as T-shirts, caps and other novelty items, all of which feature our Superstars and/or our logo. All of these products are designed by our in-house creative staff and manufactured by third parties. The merchandise is sold at our live events, through our wweshop.com web site and through our catalogs. During fiscal 2005, fans attending our domestic live events spent an average of approximately $9.54 each on WWE merchandise, a 7% increase as compared fiscal 2004.

Home Video

          We own the world’s largest library dedicated to wrestling and sports entertainment. It contains footage from our historical televised events, as well as the acquired libraries of WCW, ECW, AWA and SMW. In fiscal 2005, from this library, we have created such titles as The Rise & Fall of ECW, which chronicled the story behind Extreme Championship Wrestling, and Hard Knocks: The Chris Benoit Story, an in-depth look at the career of Superstar Chris Benoit. We also produce home video versions of each of our pay-per-view events.  Outside the United States, our home videos are distributed by a variety of licensees. In fiscal 2005, we sold approximately 2.0 million gross units from our catalog of titles, including 26 new titles released during the year. Sony Music Video markets and distributes our home videos to major retailers nationwide.

Music

          Music is an integral part of the entertainment experience at our live events and on our television programs. We compose and record most of our music, including theme songs tailored to our characters, in our recording studio. Superstar John Cena, also debuted his first hip-hop CD, “You Can’t See Me”, at #15 on the Top 100 Billboard chart. Sony Music markets and distributes our music to major retailers nationwide.

Magazine Publishing

          Our publishing operations consist primarily of two magazines, RAW and SmackDown!. Our magazines help shape and complement storylines in our television programs and at our live events. We include a direct marketing catalog in our magazines on a quarterly basis. Our in-house publishing and editorial departments prepare all editorial content, and we use outside contractors to print and distribute the magazines, which are sold both at newsstands and via subscription. The combined cumulative annual circulation of our two magazines was approximately 3.4 million for fiscal 2005, a decrease of 11% from fiscal 2004. Additionally, we published seven special issues in fiscal 2005.

Digital Media

          We utilize the Internet to promote our brands, to provide information, to entertain with historical and new content, to create a community experience among our fans and to market and distribute our products. Through our Internet sites, our fans can purchase and view our monthly pay-per-view events and purchase our branded merchandise. We promote many of our Internet sites on our televised programming, at our live events, in our magazines and in substantially all of our marketing and promotional materials. Using the cookie based technology provided by Omniture, Inc., our primary website, WWE.com, attracted more than 7.8 million unique visitors worldwide per month with a total audience in excess of 16.4 million visitors per month and generates an average of 213.3 million page views per month based on the average of the five month period from January- May 2005.

Sales outside North America

          The following chart presents revenues derived from sales outside of North America from all activities within our live and televised and branded merchandise segments for each of our four fiscal years ended April 30, 2005:

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

Employees

          The following chart reflects worldwide head count as of June 2005, 2004 and 2003. The headcount excludes employees of our discontinued operations, The World, and our talent who are independent contractors.

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

Television Programming

          The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the United States is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We voluntarily designate the suitability of each of our television shows using standard industry ratings, such as PG (L,V) or TV14.  A number of governmental and private-sector initiatives relating to the content of media programming have been announced. Changes in governmental policy and private-sector perceptions could further restrict our program content and adversely affect our levels of viewership and operating results.

Discontinued Operations

          In February 2003, we closed the restaurant operations and in April 2003, we closed the retail store of our entertainment complex in New York City, The World.  As a result, we recorded an after-tax charge of approximately $8.9 million in our fourth quarter ended April 30, 2003.  Included in fiscal 2004 loss from discontinued operations was $1.7 million related to the rental payments and maintenance costs for the facility.  On November 17, 2004, we executed an agreement to assign the remaining term of the lease to a third party. The assignment relieved the Company of all further obligations related to this property.

Available Information

          We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  Such reports, proxy statements and other information may be read and copied at the SEC’s Public Reading Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  To obtain information on the operation of the Public Reference Room, the public may call the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.  The SEC’s Internet address is http://www.sec.gov.  Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website at http://corporate.wwe.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.  None of the information on any of our websites is part of this Annual Report on Form 10-K. In addition, our Corporate Governance Guidelines, Code of Business Conduct and charters of our Audit Committee and Compensation Committee are also available on our website.  A copy of any of these documents will be mailed to any stockholder upon request to us at World Wrestling Entertainment, Inc., 1241 East Main Street, Stamford, CT  06902, Attn: Investor Relations Department.

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

          The following table sets forth the high and the low sale prices for the shares of Class A common stock as reported by the New York Stock Exchange and for dividends paid on shares of Class A and Class B common stock for the periods indicated.

	Class A common stock		Dividends paid per share

	High	Low

Fiscal 2005
First Quarter	$13.90	$11.50	$0.06
Second Quarter	$12.94	$11.15	$0.06
Third Quarter	$13.47	$11.26	$0.12
Fourth Quarter	$12.95	$10.45	$0.12

	Class A common stock		Dividends paid per share

	High	Low

Fiscal 2004
First Quarter	$11.07	$8.85	$0.04
Second Quarter	$11.00	$9.10	$0.04
Third Quarter	$14.15	$10.55	$0.04
Fourth Quarter	$15.44	$12.35	$0.04

          There were 11,282 holders of record of Class A common stock and three holders of record of Class B common stock on July 1, 2005.

          On June 17, 2005 the Board of Directors authorized a quarterly cash dividend of $0.12 to shareholders of record on June 30, 2005 that was paid on July 11, 2005.

Equity Compensation Plan Information

          The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of April 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	3,544,769	$12.61	5,743,215
Restricted stock units	424,911	N/A	Same as above
Equity compensation plans not approved by security holders	None	N/A	None

Total	3,969,680	$12.61	5,743,215

Item 6.  Selected Financial Data

          The following table sets forth our selected financial data for each of the five fiscal years in the period ended April 30, 2005. The selected financial data as of April 30, 2005 and 2004 and for the fiscal years ended April 30, 2005, 2004 and 2003 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected financial data as of April 30, 2003, 2002 and 2001 and for the fiscal years ended April 30, 2001 and 2000 have been derived from our audited consolidated financial statements, which are not included in this Annual Report.  You should read the selected financial data in conjunction with our consolidated financial statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report.

	Year Ended April 30

	2005	2004	2003	2002	2001

	(dollars in millions, except per share data)
Financial Highlights:
Net revenues	$366.4	$374.9	$374.3	$409.6	$438.1
Operating income	$50.3	$73.6	$26.6	$44.7	$87.2
Income from continuing operations	$37.8	$49.6	$16.1	$37.7	$63.5
Net income (loss) (1)	$39.1	$48.2	$(19.5)	$38.9	$14.9
Earnings per share from continuing operations, diluted	$0.54	$0.72	$0.22	$0.51	$0.88
Earnings (loss) per share, diluted	$0.56	$0.70	$(0.28)	$0.53	$0.21
Dividends paid per share	$0.36	$0.16	—	—	—
Cash and short-term investments	$258.1	$273.3	$271.1	$293.8	$239.1
Total assets	$441.4	$454.3	$432.2	$491.0	$464.1
Total debt	$8.0	$8.7	$9.9	$9.9	$10.5
Total stockholders’ equity	$375.5	$353.1	$337.4	$385.1	$346.8

(1)

Included in our net income (loss) was the operating results of our discontinued operations, The World and the XFL, and their respective estimated shutdown costs, which totaled $1.4, ($1.4), ($35.6), ($0.3), and  ($48.5) during fiscal 2005, 2004, 2003, 2002 and 2001, respectively.

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

          Results of Operations

          Fiscal Year Ended April 30, 2005 compared to Fiscal Year Ended April 30, 2004 (dollars in millions)

	2005	2004	better (worse)

Net Revenues
Live and televised	$286.6	$296.1	(3)%
Branded merchandise	79.8	78.8	1%

Total	$366.4	$374.9	(2)%

	2005	2004	better (worse)

Operating Income:
Live and televised entertainment	$92.2	$108.9	(15)%
Branded merchandise	30.4	33.8	(10)%
Corporate	(72.3)	(69.1)	(5)%

Total operating income	$50.3	$73.6	(32)%

Income from continuing operations	$37.8	$49.6	(24)%

          In fiscal 2005, net revenues decreased due to lower pay-per-view buys and advertising revenues, partially offset by an increase in live events revenues and television rights fees.   Revenues from sources outside of North America represented 24% of total net revenue in 2005 as compared to 17% in 2004.

          Operating income decreased due to lower revenues and reduced profit margins in both the live and televised and branded merchandise segments.  In addition, fiscal 2004 included two positive events associated with litigation.  The branded merchandise segment included a positive impact of $7.9 million relating to the reversal of accrued licensing commissions, while SG&A was reduced by a $5.9 million benefit for a legal settlement.

          Additional details regarding these summary results follow below.

          The following chart provides revenues and key drivers for our live and televised segment:

	2005	2004	better (worse)

Live and Televised Revenues
Live events	$78.7	$69.7	13%
Number of events	325	329	(1)%
Average attendance	4,975	5,006	(1)%
Average ticket price (dollars)	$48.48	$41.32	17%
Pay-per-view	$85.5	$95.3	(10)%
Number of pay-per-view events	14	12	17%
Number of buys from domestic pay-per-view events	5,280,800	5,604,000	(6)%
Domestic retail price, excluding WrestleMania (dollars)	$34.95	$34.95	—
Advertising	$43.7	$59.5	(27)%
Average weekly household ratings for RAW	3.7	3.8	(3)%
Average weekly household ratings for SmackDown!	3.2	3.3	(3)%
Sponsorship revenues	$4.7	$6.8	(31)%
Television rights fees:
Domestic	$53.2	$48.3	10%
International	$24.8	$22.8	9%

          Live events revenue increased primarily due to an increase in the average ticket price resulting from a higher number of international events held in the current year.  We held 49 international events in the current year as compared to 32 events in the prior year.  International ticket prices averaged approximately $74.00, as compared to an average North American ticket price of approximately $39.00.

           Pay-per-view revenues decreased primarily due to a lower number of domestic pay-per-view buys.  However, our premier event, WrestleMania 21, which was held in April 2005, achieved approximately 983,000 buys as compared to approximately 885,000 buys for WrestleMania XX reported in fiscal 2004. In addition, the proportion of international buys, which carry a lower price, as compared to total buys continued to increase during the current year.

          Advertising revenues decreased due to a modification of our television distribution agreement with UPN.  Since October 2003, UPN has been selling all advertising inventory for our SmackDown! broadcasts previously sold by us and is now paying us a rights fee.  This arrangement accounts for a decrease of approximately $9.4 million in advertising revenue, partially offset by an increase in television rights fees of $7.1 million. This arrangement also results in lower cost of revenues and yields a higher profit margin.

          We have entered into a new distribution agreement whereby our RAW program and a one-hour weekend RAW branded program will air on USA Network, beginning October, 2005.  Under the terms of this agreement, we will no longer sell or participate in the any advertising revenue generated by these programs.  The impact of this change in fiscal 2006, for the period October through April, is estimated to be a reduction in revenues of approximately $18.1 million.  Under the terms on the agreement, we will receive rights fees from USA Network similar to those received from SpikeTV.

          The increase in the domestic rights fees for the current year is derived from rights fee paid to us under our modified arrangement with UPN as discussed above, partially offset by a $2.2 million decrease in executive producer fees for a feature film starring Superstar The Rock that did not recur in fiscal 2005.

          The following chart provides revenues and key drivers for our branded merchandise segment:

	2005	2004	better (worse)

Branded Merchandise Revenues
Licensing	$20.9	$21.8	(4)%
Merchandise	$18.1	$18.6	(3)%
Domestic per capita spending (dollars)	$9.54	$8.96	6%
Magazine publishing	$12.2	$10.7	14%
Net units sold	4,058,200	4,312,200	(6)%
Home video	$20.1	$21.4	(6)%
Gross units sold	2,005,000	1,803,800	11%
Digital media	$7.8	$5.6	39%

          Magazine publishing revenues increased primarily due to the production of three additional special editions in fiscal 2005 as compared to the prior year.  Specials published in the current year included a two-part retrospective surrounding the history of WrestleMania and our annual WWE Divas Swimsuit issue.

          Home video revenues declined in part to a lower price per unit as compared to the prior year. This was partially offset by an increase of approximately 0.2 million gross units sold. Successful titles released in the current year included The Rise & Fall of ECW, which chronicled the history of Extreme Championship Wrestling, and Hard Knocks: The Chris Benoit Story, which provides an in-depth look at the career of Superstar Chris Benoit.

          Digital media increased primarily as a result of increased advertising, due in part to changes in our website design that allow advertisers additional options and more prominent advertisement placement.

	2005	2004	better (worse)

Cost of Revenues
Live and televised	$173.4	$170.9	(1)%
Branded merchandise	39.9	36.2	(10)%

Total	$213.3	$207.1	(3)%

Profit contribution margin	42%	45%

	2005	2004	better (worse)

Cost of Revenues-Live and Televised
Live events	$59.8	$51.9	(15)%
Pay-per-view	36.3	36.0	(1)%
Advertising	14.6	22.5	35%
Television	53.9	50.6	(7)%
Other	8.8	9.9	11%

Total	$173.4	$170.9	(1)%

Profit contribution margin	39%	42%

          The increase in live events cost of revenues is attributable to the increased number of international events in the current year.

          The decrease in advertising cost of revenues reflects our modified UPN arrangement which eliminated certain costs previously associated with the sale of the advertising inventory in SmackDown!.

	2005	2004	better (worse)

Cost of Revenues-Branded Merchandise
Licensing	$5.9	$(2.2)	(368)%
Merchandise	13.1	17.6	26%
Magazine publishing	7.2	7.3	1%
Home video	9.2	9.5	3%
Digital media	3.5	3.2	(9)%
Other	1.0	0.8	(25)%

Total	$39.9	$36.2	(10)%

Profit contribution margin	50%	54%

          Licensing costs in fiscal 2004 reflect the reversal of $7.9 million of previously accrued licensing agent commissions.  These costs had been accrued over the period from fiscal 2001 through fiscal 2004 and were reversed because payment was no longer considered probable as a result of favorable litigation developments.  Excluding this reversal, licensing cost of revenues increased by approximately $0.2 million primarily due to a greater mix of royalty bearing revenue in the current fiscal year.

          During fiscal 2004 we recorded a pre-tax charge of $2.9 million in merchandise cost of revenues for the impairment of certain long-lived assets of our e-commerce business.  These assets were primarily composed of capitalized software development costs incurred during the set up of the e-commerce section of our website.  Excluding this write-off, merchandise cost of revenues decreased by approximately 11% as a result of reduced internet hosting costs associated with the operation of our e-commerce website.

          The following chart reflects the amounts and percent change of certain significant overhead items:

	2005	2004	better (worse)

Selling, General & Administrative Expenses
Staff related	$41.2	$42.5	3%
Legal, accounting and other professional	16.1	15.3	(5)%
Settlement of litigation, net	—	(5.9)	100%
Advertising and promotion	6.3	6.8	7%
Bad debt	0.7	(2.3)	(130)%
All other	22.6	21.8	(4)%

Total SG&A	$86.9	$78.2	(11)%

SG&A as a percentage of net revenues	24%	21%

          In fiscal 2004, we received a favorable legal settlement of approximately $5.9 million.  The $2.3 million negative amount of bad debt expense in fiscal 2004 is due to a payment received from a pay-per-view service provider that had been fully reserved in the prior year.

	2005	2004	better (worse)

Stock Compensation Costs
Option exchange offer	$3.6	$2.0	(80)%
Other grants of restricted stock units	0.5	1.7	71%

Total stock compensation costs	$4.1	$3.7	(11)%

          Stock compensation expense relates to our restricted stock programs.  These programs were initiated in fiscal 2004.  During 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17.00 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average price of $13.28 per share, during the offering period.  This exchange results in a total compensation charge of approximately $6.7 million, of which approximately $2.0 million was recorded in fiscal 2004, approximately $3.6 million was recorded in fiscal 2005 and approximately $1.1 million will be recorded in fiscal 2006.  The remaining charge of approximately $0.5 million in fiscal 2005 reflects the amortization of restricted stock grants issued to employees under our 1999 Long-Term Incentive Plan (“LTIP”).

          Also in 2004, we granted 178,000 restricted stock units at $9.60 per share.  Such issuances were granted to officers and employees under our LTIP.  Although originally scheduled to amortize over a seven year vesting period, an earnings target was set such that if achieved during the vesting period, the unvested restricted stock units would vest.  Such target was met in respect of fiscal 2004 and we recorded a $1.7 million charge in the fourth quarter for the immediate vesting of the remaining restricted stock units.

	2005	2004	better (worse)

Depreciation and amortization	$11.9	$12.4	4%

	2005	2004	better (worse)

Investment income	$5.4	$5.9	(8)%

          The decrease in investment income relates to realized losses recognized with the sale of certain investments during the current year.

	2005	2004	better (worse)

Interest expense	$0.6	$0.8	25%

	2005	2004	better (worse)

Other income, net	$1.3	$1.3	—

	2005	2004

Provision for Income Taxes
Provision	$18.6	$30.4
Effective tax rate	33%	38%

          The decrease in the effective tax rate was primarily due to the release of the valuation allowance recorded against certain state deferred tax assets, as well as the release of reserves which were no longer deemed necessary.

          Discontinued Operations – The World and XFL.  Income from discontinued operations of The World was $1.4 million, net of income taxes, in fiscal 2005 as compared to a loss from discontinued operations of $1.7 million, net of income taxes, for the fiscal year ended April 30, 2004.  During the second quarter of fiscal 2005, we reached a tentative agreement to assign the remaining term of the lease to a third party, and, accordingly, reduced the accrual for estimated shutdown costs to the amount required under this assignment.  The assignment relieved the Company of all further obligations related to this property. The transaction subsequently closed during the third fiscal quarter. Income from discontinued operations related to XFL was $0.3 million for fiscal year 2004. The results from fiscal 2004 reflected our final settlement of substantially all XFL remaining liabilities at less than the originally projected amount.

Fiscal Year Ended April 30, 2004 compared to Fiscal Year Ended April 30, 2003 (dollars in millions)

	2004	2003	better (worse)

Net Revenues
Live and televised	$296.1	$295.4	0.2%
Branded merchandise	78.8	78.9	(0.1)%

Total	$374.9	$374.3	0.2%

	2004	2003	better (worse)

Operating Income:
Live and televised entertainment	$108.9	$88.3	23%
Branded merchandise	33.8	23.3	45%
Corporate	(69.1)	(85.0)	19%

Total operating income	$73.6	$26.6	177%

Income from continuing operations	$49.6	$16.1	208%

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

          Operating income increased substantially due to the cost reduction initiatives taken in fiscal 2003 that impact both business segments as well as selling, general and administrative expenses.  Income from continuing operations primarily reflected the impact of items noted above and improved returns on short term investments.

          Additional details regarding these summary results follow below.

          The following chart provides revenues and key drivers for our live and televised segment:

	2004	2003	better (worse)

Live and Televised Revenues
Live events	$69.7	$72.2	(3)%
Number of events	329	327	1%
Average attendance	5,006	5,551	(10)%
Average ticket price (dollars)	$41.32	$38.82	6%
Pay-per-view	$95.3	$91.1	5%
Number of buys from domestic pay-per-view events	5,604,000	5,378,100	4%
Domestic retail price, excluding WrestleMania (dollars)	$34.95	$34.95	—
Advertising	$59.5	$72.9	(18)%
Average weekly household ratings for RAW	3.8	3.7	3%
Average weekly household ratings for SmackDown!	3.3	3.4	(3)%
Sponsorship revenues	$6.8	$8.7	(22)%
Television rights fees:
Domestic	$48.3	$38.8	24%
International	$22.8	$19.7	16%

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

          The following chart provides revenues and key drivers for our branded merchandise segment:

	2004	2003	better (worse)

Branded Merchandise Revenues
Licensing	$21.8	$21.8	—
Merchandise	$18.6	$22.4	(17)%
Domestic per capita spending (dollars)	$8.96	$8.95	—
Magazine publishing	$10.7	$15.2	(30)%
Net units sold	4,312,200	6,427,500	(33)%
Home video	$21.4	$13.8	55%
Gross units sold:
DVD	1,520,200	916,200	66%
VHS	283,600	466,800	(39)%
Internet advertising	$5.6	$4.9	14%

          The decrease in merchandise revenue is primarily due to a $3.5 million decrease in the merchandise sold in arenas at our live events.  This decrease reflects lower attendance at these events and a change that occurred in fiscal 2004 from the direct sale of merchandise to a licensing arrangement for merchandise sold at our Canadian and international events.

          Magazine publishing revenues declined due to reductions in both newsstand copies and subscription copies sold for our two monthly magazines.  Additionally, we produced two fewer special editions in fiscal 2004 as compared to fiscal 2003.

          The increase of approximately 0.6 million units of DVD sales, which carry a higher price point, drove the increase in home video revenues for the current year.  Several successful titles released in the current year included The Ultimate Ric Flair Collection, which chronicles over three decades of Superstar Ric Flair’s illustrious career, The Monday Night War, an account of the rivalry between WWE and WCW in the late 1990’s, and WrestleMania XX.  These three titles sold a total of approximately 335,000 units in fiscal 2004.  In addition, we gained distribution in one large retailer in 2004, thereby increasing sales.

	2004	2003	better (worse)

Cost of Revenues
Live and televised	$170.9	$190.6	10%
Branded merchandise	36.2	46.7	22%

Total	$207.1	$237.3	13%

Profit contribution margin	45%	37%

	2004	2003	better (worse)

Cost of Revenues-Live and Televised
Live events	$51.9	$56.1	7%
Pay-per-view	36.0	36.7	2%
Advertising	22.5	35.2	36%
Television	50.6	50.2	(1)%
Other	9.9	12.4	20%

Total	$170.9	$190.6	10%

Profit contribution margin	42%	35%

The decrease in advertising cost of revenues results primarily from the modification of our UPN distribution agreement. The impact of this change is a reduction in advertising revenues which was offset by an increase in television rights fees and the elimination of the participation costs to UPN.

	2004	2003	better (worse)

Cost of Revenues-Branded Merchandise
Licensing	$(2.2)	$6.7	133%
Merchandise	17.6	20.4	14%
Magazine publishing	7.3	9.4	22%
Home video	9.5	6.5	(46)%
Digital media	3.2	3.3	3%
Other	0.8	0.4	(100)%

Total	$36.2	$46.7	22%

Profit contribution margin	54%	41%

          Net negative licensing costs in fiscal 2004 were due to the reversal of $7.9 million of previously accrued licensing agent commissions.  These costs had been accrued over the period from fiscal 2001 through fiscal 2004 and were reversed because payment was no longer considered probable as a result of favorable litigation developments.  Excluding this reversal, licensing cost of revenues decreased by approximately $1.0 million primarily due to lower costs associated with our music business and a greater mix of non-royalty bearing revenue in the current fiscal year.

          During fiscal 2004 we recorded a pre-tax charge of $2.9 million in merchandise cost of revenues for the impairment of certain long-lived assets of our e-commerce business.  These assets were primarily composed of capitalized software development costs incurred during the set up of the e-commerce section of our website.

          Merchandise and magazine publishing costs of revenues decreased in conjunction with fewer units sold for both businesses. In addition, merchandise cost of revenues decreased due to the change from the direct sale of merchandise to a licensing arrangement for merchandise sold at our Canadian and international events.

          Home video costs increased in correlation with the increase in units sold for the year, particularly distribution and duplication related fees.

          The following chart reflects the amounts and percent change of certain significant overhead items:

	2004	2003	better (worse)

Selling, General & Administrative Expenses
Staff related	$42.5	$36.6	(16)%
Legal, accounting and other professional	15.3	24.5	38%
Settlement of litigation, net	(5.9)	2.8	311%
Advertising and promotion	6.8	8.6	21%
Bad debt	(2.3)	3.8	161%
All other	21.8	23.0	5%

Total SG&A	$78.2	$99.3	21%

SG&A as a percentage of net revenues	21%	27%

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

	2004	2003

Stock Compensation Costs
Option exchange offer	$2.0	—
Other grants of restricted stock units	1.7	—

Total stock compensation costs	$3.7	—

          Stock compensation expense relates to our restricted stock programs.  These programs were initiated in fiscal 2004.  During 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17.00 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average price of $13.28 per share, during the offering period.  Overall, 4.2 million options were eligible for the offer, of which 4.1 million were exchanged for either cash or restricted stock units.  In exchange for the options tendered, we granted an aggregate of 591,416 restricted stock units and made cash payments in the aggregate amount of approximately $0.9 million, which will result in a total compensation charge of approximately $6.7 million, of which the cash payment of $0.8 million to employees was recorded in our third fiscal quarter ended January 23, 2004, and the portion related to the grant of the restricted stock units to employees will be recorded over the units’ 24 month vesting period.  As a result, $2.0 million of the compensation charge related to the option exchange program was recorded in fiscal 2004, $3.6 million was recorded in fiscal 2005 and approximately $1.1 million will be recorded in fiscal 2006.

          Also in 2004, we granted 178,000 restricted stock units at $9.60 per share.  Such issuances were granted to officers and employees under our LTIP.  Although originally scheduled to amortize over the seven year vesting period, a provision of the grants stipulated if EBITDA of $65.0 million was achieved in any fiscal year during the vesting period, the unvested restricted stock units would immediately vest and, accordingly, the unamortized balance at that date would be expensed.

Because our EBITDA exceeded $65.0 million in fiscal 2004, we recorded a $1.7 million charge in the fourth quarter for the immediate vesting of the remaining restricted stock units.  EBITDA is a measure of our operating performance, which we define for these purposes as earnings from continuing operations before interest, taxes, depreciation, and amortization.

	2004	2003	better (worse)

Depreciation and amortization	$12.4	$11.0	(13)%

          The increase is primarily attributable to the amortization of the acquired film libraries and the depreciation of the corporate jet. In January 2004, we paid $20.1 million to pay off a lease on our corporate aircraft.  The purchase price of the aircraft, net of a $9.5 million estimated residual value, is being depreciated on a straight-line basis over a 10 year period.  As a result of this purchase, annual depreciation expense increased by $1.1 million.

	2004	2003	better (worse)

Investment income	$5.9	$2.0	195%

          The increase in investment income is a result of the switch of our liquid assets from primarily cash to other forms of short term investments in fiscal 2004.

	2004	2003	better (worse)

Interest expense	$0.8	$0.8	—

	2004	2003	better (worse)

Other income (loss), net	$1.3	$(0.9)	244%

          During fiscal 2003, we recorded a $0.6 million write down of investments deemed other-than-temporarily impaired.

	2004	2003

Provision for Income Taxes
Provision	$30.4	$10.8
Effective tax rate	38%	40%

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

          Discontinued Operations - The World.  During fiscal 2003, as a result of continued losses, we closed the restaurant and retail operations of The World. As a result, we recorded a charge of approximately $12.1 million ($8.9 million, net of income taxes), the majority of which represented the present value of our obligations under the facility’s lease, less estimated sub-lease rental income over the lease term.  As of April 30, 2004, we had a remaining accrual balance of approximately $9.3 million relating to the shutdown.  The $9.3 million accrual included accrued rent and other related costs which assumed no sub-rental income for fiscal 2004 and assumed 75% sub-rental income through the end of the lease term.

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

Liquidity and Capital Resources

          Cash flows from operating activities for the fiscal years ended April 30, 2005, 2004 and 2003 were $16.5 million, $61.9 million and $21.1 million, respectively.  Cash flows provided by operating activities from continuing operations were $22.3 million in fiscal 2005, $65.4 million in fiscal 2004 and $28.0 million in fiscal 2003. The decline in cash flows provided by operating activities in fiscal 2005 is due in part to the $28.3 million spent of feature film production projects. Working capital, consisting of current assets less current liabilities, was $278.1 million and $265.2 million as of April 30, 2005 and April 30, 2004, respectively.

          Cash flows provided by investing activities for the fiscal year ended April 30, 2005 were $15.8 million. Cash flows used by investing activities were $111.0 million and cash flows provided by investing activities were $49.7 million in fiscal 2004 and fiscal 2003, respectively.  As of July 8, 2005, we had approximately $198.9 million invested primarily in fixed income mutual funds and short-term U.S. Treasury notes. Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.

          Capital expenditures were approximately $5.3 million, $6.9 million and $13.6 million in fiscal 2005, 2004 and 2003, respectively, for the purchases of television equipment, digital media equipment, the conversion of our critical business and financial systems and the purchase of additional film libraries   The $6.9 million in fiscal 2004 excluded $20.1 million to pay off a lease on our corporate aircraft. The jet was originally acquired under an operating lease in 2000.  The transaction was accounted for as a capital acquisition in 2004. Capital expenditures for fiscal 2006 are expected to be between $10.0 million and $12.0 million, which include projects related to television equipment, building improvements and the purchase of land adjacent to our television facility.

          Cash flows used in financing activities for the fiscal years ended April 30, 2005, 2004 and 2003 were $24.2, $30.9 and $28.8 million, respectively. In fiscal 2005, we have paid four dividends on our Class A and Class B common shares, one of which was declared in fiscal 2004. The first two dividends paid were $0.06 per share, and the next two dividends increased to $0.12 per share, for an aggregate amount of $24.7 million. In June 2005, the Board of Directors authorized a quarterly dividend of $0.12 per share on all Class A and Class B common shares which was paid on July 11, 2005.

          We are producing feature films in order to further capitalize on our intellectual property and fan base.  We currently have two film projects that have completed the principal photography and are currently in post-production.   As of April 30, 2005, we have approximately $28.8 million in capitalized film production assets.  The aggregate gross production budget for the two films currently in production is estimated to be approximately $30 million.  These two film projects represent the first steps for our film entertainment initiative, and subsequent films are expected to be developed.

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

          We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and payment of dividends.

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

•	Various operating leases for office space and equipment.

•

Employment contract with Vincent K. McMahon, which runs through October 2006, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract.

•	Employment contract with Linda E. McMahon, which runs through October 2005, with annual renewals thereafter if not terminated by us or Mrs. McMahon.

•	Other employment contracts which are generally for one-to three-year terms.

•	Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.

          Our aggregate minimum payment obligations under these contracts as of April 30, 2005 were as follows:

	Payments due by period

	Less than 1 year	1–3 years	4–5 years	After 5 years	Total

	($ in millions)

Long-term debt	$0.8	$2.6	$2.2	$2.4	$8.0
Operating leases	1.2	1.5	—	—	2.7
Television programming agreements	2.4	—	—	—	2.4
Talent, employment agreements and other commitments	13.7	11.8	2.0	3.0	30.5

Total commitments	$18.1	$15.9	$4.2	$5.4	$43.6

Seasonality

          Our operating results are not materially affected by seasonal factors; however, our premier event, WrestleMania, occurs in our fourth fiscal quarter, which as a result is historically our strongest quarter. In addition, revenues from our licensing and direct sale of consumer products, including through our catalogs, magazines and Internet sites, may vary from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuation in quarterly revenues and earnings.

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

•          Revenue Recognition

          Pay-per-view programming:

          Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and any subsequent adjustments to the buys are recognized on a cash basis. As of April 30, 2005, our pay-per-view accounts receivable was $26.8 million. If our initial estimate is incorrect, it can result in significant adjustments to revenues in subsequent years.

          Television advertising:

          Revenues from the sale of television advertising are recorded when the commercial airs within our programming and are based upon contractual amounts previously established with our advertisers.  These contractual amounts are typically based on the advertisement reaching a desired number of viewers.  If an ad does not reach the desired number of viewers, we record an estimated reserve to reflect rebates or additional ad placements due to advertisers, based on the difference between the intended delivery (as contracted) and actual delivery of audiences.  As of April 30, 2005, our estimated reserve was $2.6 million.  If our estimated reserves are incorrect, revenues in subsequent periods would be impacted.

          Sponsorships:

          Through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including television, Internet and print advertising, arena signage, on-air announcements and special appearances by our Superstars.  We follow the guidance of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables,” and assign the total sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair value.  Our relative fair values for the sponsorship elements are based upon a combination of historical prices and current advertising market conditions.  Revenue from these packages is recognized as each element is delivered.  If we do not accurately estimate the fair values of the various components of sponsorship packages, the timing of our income recognition would be impacted.  Sponsorship revenues totaled $4.7 million in fiscal 2005.

          Home Video:

          Revenues from the sales of home video titles are recorded when shipped by our distributor to wholesalers/ retailers, net of an allowance for estimated returns.  The allowance for estimated returns is based on historical information and current industry trends. As of April 30, 2005, our home video returns allowance was $2.9 million.  If we do not accurately predict returns, we may have to adjust revenues in future periods.

          Magazine publishing:

          Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns.  We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current titles in relation to prior issue return rates.  As of April 30, 2005, our newsstand returns allowance was $4.6 million.  If we do not accurately predict returns, we may have to adjust revenues in future periods.

•          Feature films

          We capitalize costs of production and acquisition, including production overhead, as feature film production assets. These costs will be amortized to direct operating expenses in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films”. These costs are stated at the lower of unamortized film costs or estimated fair value. These costs for an individual film will be amortized and participation and residual costs will be accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film over a period not to exceed ten years from the date of initial release. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

          We have performed an initial estimate of our ultimate revenue for our two projects in post-production, The Marine and See No Evil, and believe no write-down is required at this time.

•          Allowance for Doubtful Accounts

          Our receivables represent a significant portion of our current assets.  We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible.  We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers.  Changes in the financial condition of significant customers, either adverse or positive, could impact the amount and timing of any additional allowances that may be required.  As of April 30, 2005 our allowance for doubtful accounts was $3.3 million.

•          Income Taxes

          We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  As such, we recognize the future impact of the difference between the financial statement and tax basis of assets and liabilities.  As of April 30, 2005, we have $9.4 million of net deferred tax assets on our balance sheet.  We record valuation allowances against deferred tax assets when management does not believe the future tax benefits are more likely than not to be realized. We also provide reserves when we believe that it is not probable that a tax position taken by the Company will be sustained if challenged.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to adopt this Statement in Fiscal 2007. The impact of this Statement will depend on the number of stock options we issue during fiscal 2006, if any, but we do not currently expect the impact to be material.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Annual Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming;  (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks as we expand into new and complementary businesses such as subscription video-on-demand and feature films; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xvii) our Class A common stock has a relatively small public “float”.  The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None

Item 9A.  Controls and Procedures

          We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and SVP Finance / Chief Accounting Officer of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer, Chief Financial Officer and SVP Finance / Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of April 30, 2005 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in our disclosure controls and procedures during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and SVP Finance / Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2005 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

          Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2005. We reviewed the results of management’s assessment with our Audit Committee.

          Management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, Connecticut

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended April 30, 2005 and our report dated July 12, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
July 12, 2005

Item 9B. Other Information

None.

PART III

          The information required by Part III (Items 10-14) is incorporated herein by reference to the captions “Election of Directors”, “Executive Compensation”, “Security Ownership of Certain Beneficial Owners and Management” and “Ratification of Selection of Independent Auditors” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.          Consolidated Financial Statements and Schedule: See index to Consolidated Financial Statements on page F-1 of this Report.

2.          Exhibits:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).

3.1A	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-8, filed July 15, 2002).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-84327)).

3.2A	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 4.2(a) to our Registration Statement on Form S-8, filed July 15, 2002).

10.1	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (No. 333-84327)) (the “LTIP”).*

10.1A	Form of Option Agreement under the LTIP (incorporated by reference to Exhibit 10.1A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003).*

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

10.5	Booking Contract with Linda E. McMahon, dated February 15, 2000 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*

10.6	World Wrestling Entertainment Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

10.7	World Wrestling Entertainment, Inc. Management Bonus Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2003 Annual Meeting of Stockholders, filed July 31, 2003).*

10.8

Independent Contractor Agreement, dated May 1, 2003, between the Registrant and Communications Consultants, Inc. (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003)*

10.9

Registration Rights Agreement, dated August 30, 2001, by and between Invemed Catalyst Fund, L.P. and World Wrestling Entertainment, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).

10.10

Open End Mortgage Deed, Assignment of Rents and Security Agreement between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (No. 333-84327)).

10.11

Promissory Note issued by TSI Realty Company to GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (No. 333-84327)).

10.12

Environmental Indemnity Agreement among TSI Realty Company, Titan Sports Inc. and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (No. 333-84327)).

10.13

Assignment of Leases and Rents between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (No. 333-84327)).

10.14	Agreement between WWF-World Wide Fund for Nature and Titan Sports, Inc. dated January 20, 1994 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-84327)).

10.15	Offer letter, dated May 10, 2005, between the Company and Michael Sileck (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed May 19, 2005).*

10.16

Offer letter, dated January 13, 2003, between the Registrant and Kurt Schneider (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.17	Offer letter, dated March 4, 2004, between the Registrant and John Laurinaitis (filed herewith). *

10.18	Offer letter, dated July 1, 2003, between the Registrant and Thomas Barreca (filed herewith). *

10.19

Employment Agreement, dated as of October 29, 1996, between the Registrant and James W. Ross (“Ross Employment Agreement”) (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.19A	Amendment to Ross Employment Agreement, dated June 2, 2003 (incorporated by reference to Exhibit 10.20A to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.19B	Second Amendment to Ross Employment Agreement, dated June 2, 2003 (incorporated by reference to Exhibit 10.20B to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

10.19C	Third Amendment to Ross Employment Agreement, dated August 13, 2003 (incorporated by reference to Exhibit 10.20C to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 25, 2003). *

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification by Michael Sileck pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification by Frank G. Serpe pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon, Linda E. McMahon, Michael Sileck and Frank G. Serpe pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: July 12, 2005	By:	/s/ LINDA E. MCMAHON

Linda E. McMahon
Chief Executive Officer

Dated: July 12, 2005	By:	/s/ MICHAEL SILECK

Michael Sileck
Chief Financial Officer

Dated: July 12, 2005	By:	/s/ FRANK G. SERPE

Frank G. Serpe
SVP Finance / Chief Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date

By: /s/ VINCENT K. MCMAHON	Chairman of the Board of Directors,
	(co-principal executive officer)	July 12, 2005
Vincent K. McMahon

By: /s/ LINDA E. MCMAHON	Chief Executive Officer and Director,
	(co-principal executive officer)	July 12, 2005
Linda E. McMahon

By: /s/ LOWELL P. WEICKER JR.	Director	July 12, 2005

Lowell P. Weicker Jr.

By: /s/ DAVID KENIN	Director	July 12, 2005

David Kenin

By: /s/ JOSEPH PERKINS	Director	July 12, 2005

Joseph Perkins

By: /s/ MICHAEL B. SOLOMON	Director	July 12, 2005

Michael B. Solomon

By: /s/ ROBERT A. BOWMAN	Director	July 12, 2005

Robert A. Bowman

By: /s/ MICHAEL SILECK	Chief Financial Officer and Director	July 12, 2005

Michael Sileck

By: /s/ FRANK G. SERPE	SVP Finance / Chief Accounting Officer	July 12, 2005

Frank G. Serpe

WORLD WRESTLING ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and of cash flows for each of the three years in the period ended April 30, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 12, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
July 12, 2005

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Year ended April 30

	2005	2004	2003

Net revenues	$366,431	$374,909	$374,264
Cost of revenues	213,289	207,121	237,343
Selling, general and administrative expenses	86,874	78,170	99,349
Depreciation and amortization	11,874	12,363	10,965
Stock compensation costs	4,101	3,675	—

Operating income	50,293	73,580	26,607

Investment income, net	5,362	5,906	2,011
Interest expense	642	767	783
Other income (loss), net	1,346	1,275	(897)

Income before income taxes	56,359	79,994	26,938
Provision for income taxes	18,581	30,421	10,836

Income from continuing operations	37,778	49,573	16,102

Income (loss) from discontinued operations, net of tax expense (benefit) of $737, $(722), and $(19,616) for 2005, 2004 and 2003, respectively	1,369	(1,381)	(35,557)

Net income (loss)	$39,147	$48,192	$(19,455)

Earnings (loss) per share - Basic:
Continuing operations	$0.55	$0.72	$0.22
Discontinued operations	0.02	(0.02)	(0.50)

Net income (loss)	$0.57	$0.70	$(0.28)

Earnings (loss) per share - Diluted:
Continuing operations	$0.54	$0.72	$0.22
Discontinued operations	0.02	(0.02)	(0.50)

Net income (loss)	$0.56	$0.70	$(0.28)

Shares used in per share calculations:
Basic	68,617	68,621	70,622
Diluted	69,376	69,036	70,623

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	As of April 30

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,568	$48,467
Short-term investments	201,487	224,824
Accounts receivable, net	61,901	62,703
Inventory, net	1,057	856
Prepaid expenses and other current assets	15,191	13,596
Assets of discontinued operations	544	691

Total current assets	336,748	351,137

PROPERTY AND EQUIPMENT, NET	66,638	71,369
FEATURE FILM PRODUCTION ASSETS	28,771	431
INTANGIBLE ASSETS, NET	2,608	4,492
OTHER ASSETS	6,640	6,212
ASSETS OF DISCONTINUED OPERATIONS	—	20,703

TOTAL ASSETS	$441,405	$454,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$756	$700
Accounts payable	15,669	13,118
Dividends payable	—	4,106
Accrued expenses and other liabilities	21,151	42,131
Deferred income	20,843	23,512
Liabilities of discontinued operations	254	2,401

Total current liabilities	58,673	85,968

LONG-TERM DEBT	7,198	7,955
LIABILITIES OF DISCONTINUED OPERATIONS	—	7,316
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 21,167,092 and 13,650,476 shares issued as of April 30, 2005 and 2004, respectively)	210	136
Class B common stock: ($.01 par value; 60,000,000 shares authorized; 47,713,563 and 54,780,207 shares issued as of April 30, 2005 and 2004, respectively)	479	548
Additional paid-in capital	254,716	250,775
Accumulated other comprehensive loss	(908)	(1,120)
Retained earnings	121,037	102,766

Total stockholders’ equity	375,534	353,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$441,405	$454,344

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(dollars and shares in thousands)

					Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income
	Common Stock		Treasury Stock
							Retained Earnings
	Shares	Amount	Shares	Amount				Total

Balance, May 1, 2002	72,964	$729	100	$(1,139)	$296,938	$(525)	$89,089	$385,092
Comprehensive loss:
Net loss	—	—	—	—	—	—	(19,455)	(19,455)
Translation adjustment	—	—	—	—	—	322	—	322
Unrealized holding gain, net of tax	—	—	—	—	—	446	—	446

Total comprehensive loss								(18,687)
Purchase of treasury stock	—	—	2,489	(29,554)	—	—	—	(29,554)
Proceeds from sale of treasury stock	—	—	(11)	124	(47)	—	—	77
Exercise of stock options	32	1	—	—	404	—	—	405
Tax benefit from exercise of stock options	—	—	—	—	20	—	—	20

Balance, April 30, 2003	72,996	730	2,578	(30,569)	297,315	243	69,634	337,353
Comprehensive income:
Net income	—	—	—	—	—	—	48,192	48,192
Translation adjustment	—	—	—	—	—	(203)	—	(203)
Unrealized holding loss, net of tax	—	—	—	—	—	(1,160)	—	(1,160)

Total comprehensive income								46,829
Retirement of treasury stock	(4,616)	(46)	(4,616)	49,712	(49,666)	—	—	—
Stock issuances (repurchases), net	27	—	2,038	(19,143)	5	—	—	(19,138)
Exercise of stock options	24	—	—	—	305	—	—	305
Tax benefit from exercise of stock options	—	—	—	—	2	—	—	2
Dividends paid	—	—	—	—	—	—	(10,954)	(10,954)
Dividends declared, not yet paid	—	—	—	—	—	—	(4,106)	(4,106)
Stock compensation costs	—	—	—	—	2,814	—	—	2,814

Balance, April 30, 2004	68,431	684	—	—	250,775	(1,120)	102,766	353,105
Comprehensive income:
Net income	—	—	—	—	—	—	39,147	39,147
Translation adjustment	—	—	—	—	—	932	—	932
Unrealized holding loss, net of tax	—	—	—	—	—	(1,364)	—	(1,364)
Reclassification adjustment for losses realized in net income, net of tax	—	—	—	—	—	644	—	644

Total comprehensive income								39,359
Stock issuances (repurchases), net	376	4	—	—	(1,195)	—	—	(1,191)
Exercise of stock options	74	1	—	—	704	—	—	705
Tax benefit from exercise of stock options	—	—	—	—	81	—	—	81
Dividends paid	—	—	—	—	267	—	(20,876)	(20,609)
Stock compensation costs	—	—	—	—	4,084	—	—	4,084

Balance, April 30, 2005	68,881	$689	—	—	$254,716	$(908)	$121,037	$375,534

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended April 30

	2005	2004	2003

OPERATING ACTIVITIES:
Net income	$39,147	$48,192	$(19,455)
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1,369)	1,381	35,557
Depreciation and amortization	11,874	12,363	10,965
Realized losses on sales of investments	1,039	—	—
Amortization of investment income	(424)	(1,052)	(1,268)
Stock compensation costs	4,084	2,814	—
Unrealized gain on revaluation of warrants	(714)	(671)	—
Provision for doubtful accounts	655	(2,295)	3,697
Provision for inventory obsolescence	1,549	237	797
Provision for deferred income taxes	1,190	5,087	1,490
Impairment of long-lived asset	—	2,942	—
Changes in assets and liabilities:
Accounts receivable	385	(11,332)	10,334
Inventory	(1,749)	(255)	(185)
Prepaid expenses and other assets	519	3,301	(614)
Feature film production assets	(28,340)	(431)	—
Accounts payable	2,552	(1,070)	(5,302)
Accrued expenses and other liabilities	(5,902)	7,917	(10,724)
Deferred income	(2,176)	(1,737)	2,740

Net cash provided by continuing operations	22,320	65,391	28,032
Net cash used in discontinued operations	(5,830)	(3,477)	(6,894)

Net cash provided by operating activities	16,490	61,914	21,138

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,060)	(5,266)	(10,593)
Purchase of corporate aircraft	—	(20,122)	—
Purchase of other assets	(195)	(1,641)	(3,000)
Purchases of short-term investments	(61,471)	(238,014)	(41,157)
Proceeds from sales or maturities of short-term investments	82,553	154,051	106,573

Net cash provided by / (used in) continuing operations	15,827	(110,992)	51,823
Net cash used in discontinued operations	—	—	(2,134)

Net cash provided by / (used in) investing activities	15,827	(110,992)	49,689

FINANCING ACTIVITIES:
Repayment of long-term debt	(700)	(1,248)	—
Stock issuance (repurchase), net	496	(19,031)	(29,477)
Dividends paid	(24,716)	(10,954)	—
Net proceeds from exercise of stock options	704	305	405

Net cash used in continuing operations	(24,216)	(30,928)	(29,072)
Net cash provided by discontinued operations	—	—	322

Net cash used in financing activities	(24,216)	(30,928)	(28,750)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,101	(80,006)	42,077
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,467	128,473	86,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,568	$48,467	$128,473

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for income taxes, net of refunds	$17,464	$14,016	$6,398
Cash paid during the year for interest	$642	$773	$783

See Notes to Consolidated Financial Statements.

1.  Basis of Presentation and Business Description (dollar amounts in thousands, except per share data)

          The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our subsidiaries.  We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television and pay-per-view event programming and live events and the licensing and sale of branded consumer products featuring our World Wrestling Entertainment brands. Our continuing operations are organized around two principal activities:

          •   Live and televised entertainment, which consists of live event and television programming and feature films. Revenues consist principally of attendance at live events, sale of television advertising time and sponsorships, domestic and international television rights fees and pay-per-view buys.

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

          Accounts Receivable —   Accounts receivable relate principally to amounts due to us from pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively, and balances due from the sale of television advertising, home video and magazines. Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers.  The balance of the allowance for doubtful accounts was $3,287, $2,612 and $5,284 at April 30, 2005, 2004 and 2003, respectively.

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

          Feature films — Costs are stated at the lower of unamortized film costs or estimated fair value. These costs for an individual film will be amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale of such film. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value.

          Property and Equipment —   Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are depreciated based on useful lives varying from five to thirty-nine years. Our corporate aircraft is depreciated over ten years on a straight-line basis less an estimated residual value of $9,500.

          Valuation of Long-Lived Assets — We periodically evaluate the carrying value of long-lived assets when events and circumstances warrant such a review.  During fiscal 2004, management performed an analysis on our long-lived assets related to our e-commerce infrastructure.  These assets were primarily composed of capitalized software development costs incurred during the set up of the e-commerce section of our website.  Based upon the performance of our e-commerce business as compared to the costs incurred to operate the site, management determined that the asset was impaired and recorded a pre-tax charge of $2,942 in our fourth fiscal quarter.  During 2003, the economic conditions surrounding our entertainment complex in New York City, The World, and its continued weak operating results indicated potential impairment.  In accordance with the prescribed accounting, an impairment test was performed which ultimately resulted in a non-cash pre-tax impairment charge of $30,392 which was recorded in fiscal 2003 and reflected in discontinued operations.

          Income Taxes —   We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Our deferred provision was determined under the asset and liability method.  Under this method, deferred assets and liabilities are recognized based on differences between financial statement and income tax basis of assets and liabilities using presently enacted tax rates.  Valuation allowances are established to reduce deferred tax assets to amounts management believes are more likely than not to be realized.  We consider estimated future taxable income and ongoing tax planning strategies in assessing the need for valuation allowances.  We also provide reserves when we believe that it is not probable that a tax position taken by the Company will be sustained if challenged.

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

          •     Sponsorships:

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

          •     Licensing:

          Licensing revenues are recognized upon receipt of notice by the individual licensees as to license fees due.  If we receive licensing advances, such payments are deferred and recognized as income as earned.

          •     Home Video:

          Revenues from the sales of home video titles are recorded when shipped by our distributor to wholesalers/ retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information and current industry trends.

          •     Magazine publishing:

          Publishing newsstand revenues are recorded when magazines are shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns. We estimate the allowance for newsstand returns based upon our review of historical returns rates and the expected performance of our current titles in relation to prior issue return rates.

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

          Stock-Based Compensation —   We account for stock options issued to employees using the intrinsic value method as prescribed under Accounting Principles Board Opinion (“APB”) No 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of our stock on the grant date.  Stock options issued to non-employees are accounted for at fair value at the issuance date.  We follow the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation —   Transition and Disclosure”, and SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS Nos. 148 and 123 encourage, but do not require, companies to adopt a fair value based method for determining expense related to stock-based compensation (See Note 12).  Restricted stock unit grants are recorded at fair value as of the grant date, with the resulting compensation cost recorded over the vesting period.

          The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Expected life of option	3 years	3 years	3 years
Risk-free interest rate	3.0%	1.8%	2.5%
Expected volatility of our common stock	33%	38%	38%
Expected dividend yield	1.9%	1.7%	—

	2005	2004	2003

Weighted average fair value per share of each option granted to employees	$2.95	$2.44	$3.73
Total number of options granted to employees	1,104,500	852,500	1,219,000
Total fair value of all options granted to employees	$3,264	$2,082	$4,548

          Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No.123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for 2005, 2004 and 2003 would have been impacted as shown in the following table:

	2005	2004	2003

Reported income from continuing operations	$37,778	$49,573	$16,102
Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	2,542	2,278	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,125)	(4,392)	(3,602)

Pro forma income from continuing operations	$36,195	$47,459	$12,500

Reported basic earnings from continuing operations per common share	$0.55	$0.72	$0.22
Pro forma basic earnings from continuing operations per common share	$0.53	$0.69	$0.18
Reported diluted earnings from continuing operations per common share	$0.54	$0.72	$0.22
Pro forma diluted earnings from continuing operations per common share	$0.52	$0.69	$0.18

          Derivative Instruments – We hold warrants received from certain publicly traded companies with whom we have licensing or distribution agreements.  Warrants received from our licensees and a television programming distributor were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model.  That amount was recorded as deferred revenue and is amortized into operating income over the life of the related agreements using straight-line amortization. For the fiscal years ended April 30, 2005, 2004 and 2003, we recorded revenues of $493, $1,052 and $1,268 respectively, related to the amortization of deferred revenue resulting from the receipt of such warrants.  Subsequent to receipt, warrants are adjusted to their estimated fair value each quarter, with changes in fair value included in other income.

          Intangible Assets —  Our intangible assets consist of acquired film libraries which are amortized over three years and acquired trademarks and trade names which are amortized over six years.  Our intangible assets are being amortized over their estimated useful lives based on the period the assets are expected to contribute to our cash flows.  We perform impairment tests annually and whenever events or circumstances indicate that intangible assets might be impaired.

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

          Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company plans on adopting this Statement in Fiscal 2007.  The impact of this Statement will depend on the number of stock options we issue during fiscal 2006, if any, but we do not currently expect the impact to be material.

3.  Earnings Per Share

          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	2005	2004	2003

Basic	68,617,365	68,621,145	70,621,898
Diluted	69,376,281	69,035,634	70,623,129
Dilutive effect of outstanding options	120,866	86,218	1,231
Dilutive effect of restricted stock units	638,050	328,271	—
Anti-dilutive outstanding options, end of period	2,785,000	2,025,125	6,869,450

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

	April 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,745	$(2,993)	$1,752
Trademarks and trade names	2,660	(1,804)	856

	$7,405	$(4,797)	$2,608

	April 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,710	$(1,423)	$3,287
Trademarks and trade names	2,500	(1,295)	1,205

	$7,210	$(2,718)	$4,492

          Amortization expense recorded for the years ended April 30, 2005, 2004 and 2003 was $2,079, $1,843, and $420, respectively.

          The following table presents estimated future amortization expense:

For the year ending April 30, 2006	$2,028
For the year ending April 30, 2007	568
For the year ending April 30, 2008	12

Total	$2,608

5.  Investments

          Short-term investments consisted of the following:

	April 30, 2005

	Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value

Fixed income mutual funds and other	$158,317	$(2,677)	$155,640
United States Treasury Notes	45,945	(98)	45,847

Total	$204,262	$(2,775)	$201,487

          The unrealized holding loss of $2,775 at April 30, 2005 consisted of gross losses of $2,781 and gains of $6.  The securities with unrealized losses consisted primarily of fixed income mutual funds and treasury notes.  The unrealized loss is due to changes in interest rates subsequent to the purchase of the investment.

          Management deems investments to be impaired when a decline in fair value is judged to be other-than-temporary.  If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the intent and ability to hold the investment.  Management does not believe that any unrealized losses represent other-than-temporary impairment based on our evaluation of available evidence as of April 30, 2005.

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

          In addition to the short-term investments described above, we also hold warrants which we received from certain publicly traded companies with whom we have licensing or distribution agreements.  The estimated fair value of these warrants, determined using the Black-Scholes model, was $3,023 and $2,309 as of April 30, 2005 and 2004, respectively and is included in other non current assets.  We recognized mark to market adjustments of $714 and $671 during 2005 and 2004, respectively, relating to these warrants, which is included in other income.

6.  Property and Equipment

          Property and equipment consisted of the following:

	2005	2004

Land, buildings and improvements	$51,958	$50,941
Equipment	42,511	39,398
Corporate aircraft	20,710	20,710
Vehicles	542	639

	115,721	111,688
Less accumulated depreciation and amortization	49,083	40,319

Total	$66,638	$71,369

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

7.  Feature Film Production Assets

Feature film production assets are summarized as follows:

	2005	2004

Feature film productions:
In production	$28,296	$—
In development	475	431

Total	$28,771	$431

          We have completed the principal photography stage of production for two theatrical film releases and are currently involved in the post-production stage.  We have agreements for the worldwide distribution of the films and certain related rights and products.

          In addition to the capitalized production costs related to these two films, we have also capitalized certain script development costs for various other film projects.

8.  Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	2005	2004

Accrued pay-per-view event costs	$5,691	$5,884
Accrued legal settlement offers	—	783
Accrued income taxes	—	16,204
Accrued talent royalties	368	302
Accrued payroll related costs	6,038	8,457
Accrued television costs	1,958	438
Accrued legal and professional fees	1,007	2,090
Accrued home video production and distribution	2,013	2,168
Accrued publishing print and distribution	580	520
Accrued other	3,496	5,285

Total	$21,151	$42,131

9.  Debt

          In 1997, we entered into a mortgage loan agreement under which we borrowed $12,000 at an annual interest rate of 7.6%. Principal and interest are to be paid in 180 monthly installments of approximately $112. The loan is collateralized by our executive offices and television studio in Stamford, Connecticut.

          As of April 30, 2005, the scheduled principal repayments under our mortgage obligation were as follows:

For the year ending April 30, 2006	$756
For the year ending April 30, 2007	817
For the year ending April 30, 2008	881
For the year ending April 30, 2009	952
For the year ending April 30, 2010	1,028
Thereafter	3,520

Total	$7,954

10.  Income Taxes

          For fiscal 2005, 2004 and 2003, we were taxed on our income from continuing operations at an effective tax rate of 33.0%, 38.0% and 40.2%, respectively.  Our income tax provision related to our income from continuing operations for fiscal 2005, 2004 and 2003 was $18,581, $30,421 and $10,836, respectively, and included federal, state and foreign taxes.

          The components of our tax provision from continuing operations were as follows:

	2005	2004	2003

Current:
Federal	$10,443	$19,541	$5,990
State and local	1,623	3,133	1,057
Foreign	5,325	2,642	2,299
Deferred:
Federal	2,183	4,503	1,290
State and local	(993)	620	182
Foreign	—	(18)	18

Total	$18,581	$30,421	$10,836

          The income tax provision allocated to continuing operations and discontinued operations was as follows:

	2005	2004	2003

Provision for income taxes - continuing operations	$18,581	$30,421	$10,836
Provision (benefit) for income taxes - discontinued operations	737	(722)	(19,616)

Total allocated provision (benefit) for income taxes	$19,318	$29,699	$(8,780)

          U.S. and international components of income before income taxes are as follows:

	2005	2004	2003

U.S.	$54,878	$78,884	$25,942
International	1,481	1,110	996

Income before income taxes	$56,359	$79,994	$26,938

          The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	2005	2004	2003

Statutory U.S. federal tax at 35%	$19,726	$27,998	$9,428
State and local taxes, net of federal benefit	1,218	2,439	(545)
Foreign rate differential	181	261	112
Valuation allowance	(1,002)	(162)	2,025
Other	(1,542)	(115)	(184)

Provision for income taxes	$18,581	$30,421	$10,836

          We recorded a benefit in the current year for the release of a valuation allowance related to certain deferred state tax assets related to our entertainment complex, The World.  These assets will be realized as a result of the assignment of our rights and responsibilities under the lease on that property.

          The state tax benefit for 2003 is comprised of state and local taxes, net of federal benefits, reduced by the reversal of a tax reserve established in prior years.  The tax reserve was no longer necessary due to the conclusion of various state examinations.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations consisted of the following:

	2005	2004

Deferred tax assets:
Accounts receivable	$1,207	$1,100
Inventories	869	498
Prepaid royalties	3,884	3,935
Stock options/stock compensation	2,731	4,442
Investments	3,948	4,450
Intangible assets	2,447	3,112
Accrued liabilities and reserves	1,301	1,471
Foreign	65	65

Deferred tax assets, gross	16,452	19,073
Valuation allowance	(1,496)	(2,275)

Deferred tax assets, net	14,956	16,798
Deferred tax liabilities:
Fixed assets and depreciation	5,524	5,891

Total deferred tax assets, net	$9,432	$10,907

          The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of April 30, 2005 and 2004, $5,815 and $7,003, respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $3,617 and $3,904, respectively, are included in other non-current assets in our consolidated balance sheets.

          As of April 30, 2005, and April 30, 2004 we had valuation allowances of $1,496 and $2,275, respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. The valuation allowance is primarily related to the deferred tax asset arising from losses on investments which are capital in nature for which realization is uncertain. A majority of these capital loss carry forwards expire in 2008.

          U.S. income taxes have not been provided on unremitted earnings of our foreign subsidiaries, because our intent is to keep such earnings indefinitely reinvested in the foreign operations of the subsidiaries.

11.  Commitments and Contingencies-

          We have certain commitments, including various non-cancelable operating leases, performance contracts with various performers, employment agreements with certain executive officers, advertising commitments and an agreement with Viacom which guarantee a minimum payment for advertising during the term.

          Future minimum payments as of April 30, 2005 under the agreements described above were as follows:

	Operating Lease Commitments	Other Commitments	Total

For the year ending April 30, 2006	$1,184	$16,893	$18,077
For the year ending April 30, 2007	724	7,552	8,276
For the year ending April 30, 2008	632	4,034	4,666
For the year ending April 30, 2009	128	2,875	3,003
For the year ending April 30, 2010	—	2,028	2,028
Thereafter	—	7,520	7,520

Total	$2,668	$40,902	$43,570

          Rent expense under operating leases included in continuing operations was approximately $2,231, $1,906 and $2,402 for 2005, 2004 and 2003, respectively.

Legal Proceedings

World Wide Fund for Nature

          In April 2000, the World Wide Fund for Nature and its American affiliate, the World Wildlife Fund (collectively, the “Fund”) instituted legal proceedings against us in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of a 1994 agreement between the Fund and us regarding the use of the initials “wwf”. In August 2001, a High Court judge granted the Fund’s motion for summary judgment, holding that we breached the agreement by using the initials “wwf” in connection with certain of our website addresses and our former scratch logo. The English Court of Appeal subsequently upheld that ruling. Since November 10, 2002, we have been subject to an injunction barring us, either on our own or through our officers, servants, agents, subsidiaries, licensees or sublicensees, our television or other affiliates or otherwise, from most uses of the initials “wwf,” including in connection with the “wwf” website addresses and the use of our former scratch logo.

          We have complied with the injunction and have taken a number of significant steps that go beyond the literal requirements of the injunction, including, among other things, changing our corporate name to World Wrestling Entertainment, Inc. and initials to “WWE.”  However, the elimination of certain historical uses of our former scratch logo, including, specifically, our archival video footage containing the scratch logo during the period 1998-May 2002 and the scratch logo embedded in programming code of licensed video games created during the period 1999-2001 is, as a practical matter, not possible. On an application for relief by our videogame licensee, THQ/Jakks Pacific LLC (“THQ/Jakks”), the English Court of Appeal ruled, overturning the lower court’s decision, that THQ/Jakks’ marketing and sale of games with embedded references to the initials “wwf” would not violate the injunction and would not constitute contempt of court by either THQ/Jakks or us.

          As part of its original complaint, the Fund included a damages claim associated with our use of the initials “wwf.”  On October 29, 2004, the Fund filed a claim for damages in the English High Court.  In this filing, the Fund seeks actual damages for legal and other costs of approximately $575, which we have provided for, and further asserts substantial monetary claims in an amount calculated as a royalty based on a percentage of profits from certain of our revenue streams, otherwise referred to as restitutionary damages, over the period January 1997 through November 2002.  On January 6, 2005, we filed an application to determine as a preliminary issue the propriety of the Fund’s basis upon which damages have been claimed.  On March 23, 2005, the English High Court ordered that there be a trial of this preliminary issue.  On April 27, 2005, we served our defense to the claim for damages.  The Fund’s evidence in support of its claim to be entitled to restitutionary damages and the Company’s evidence in response have been filed.  The Fund will have an opportunity to reply.  Limited disclosure of documents and further witness statements may then be submitted.  The hearing of the preliminary issue is scheduled to take place in the week commencing January 16, 2006.

          We strongly dispute that the Fund has suffered any loss or damage.  We believe that we have strong defenses to the Fund’s unwarranted monetary claims and will vigorously defend against them.  We cannot quantify the potential impact that an unfavorable outcome of the damages claim could have on our financial condition, results of operations or liquidity; however, based on the Fund’s assertions, it could be material.

Shenker & Associates; THQ/Jakks.

          On November 14, 2000, Stanley Shenker & Associates, Inc. (“SSAI”) filed a complaint against us in Superior Court, Judicial District of Stamford/Norwalk, Connecticut, relating to the termination of an agency agreement between us and plaintiff.  Plaintiff sought compensatory damages and punitive damages in an unspecified amount, attorneys’ fees, an accounting and a declaratory judgment.

          In October 2003, as a result of misconduct by the plaintiff, including giving perjured testimony and fabricating evidence, the court issued a comprehensive opinion and order, dismissing plaintiff’s case against us with prejudice and entering a default judgment in our favor on all of our counterclaims for tortious interference with business relations, conversion, fraud and conspiracy.  As a result of, among other things, these developments, in the fourth quarter of fiscal 2004 we reversed an expense accrued for commissions in the amount of approximately $7,900.  A damages hearing on our counterclaims is scheduled for January 2006.

          We also filed a complaint against James Bell, one of our former officers (“Bell”), and certain entities related to him, with respect to irregularities in the licensing program during his tenure with us, which came to light as a result of discovery in the Shenker litigation.  That lawsuit has been consolidated with the Shenker litigation.  We filed a motion for summary judgment on all of our claims, which was granted on August 17, 2004.  A damages hearing on these claims is to be scheduled by the Court.  The Company also is seeking sanctions based on Bell’s discovery misconduct for which the Company is seeking a default judgment.

          In December 2003, the parties entered into a stipulation regarding our application for prejudgment remedies, permitting us to attach assets up to $5,000 against SSAI and up to $850 against Bell and certain related entities (this latter amount was subsequently raised to $4,000).  In January 2004, we began attaching assets.

          On February 10, 2005, Bell pleaded guilty in United States District Court for the District of Connecticut to mail fraud stemming from a scheme beginning in or before January 1998 and continuing through October 2000 through which Bell was paid kickbacks from Stanley Shenker (“Shenker”) and SSAI based on the royalties derived from certain WWE licensing agreements.

          On October 19, 2004, as a result of information uncovered in connection with the Shenker & Associates matter, we filed an action in the U.S. District Court for the Southern District of New York against Jakks Pacific, Inc. (“Jakks”), two foreign subsidiaries of Jakks, THQ Inc. (THQ”), THQ/Jakks, SSAI and Bell Licensing, LLC.  The suit also names as defendants certain individuals employed by the corporate defendants, including three senior executives of Jakks, Shenker and Bell.

          Our lawsuit alleges violations of the Racketeer Influenced and Corrupt Organization Act (RICO) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law.  The original complaint sought treble, punitive and other damages and a declaration that the existing videogame license with THQ/Jakks and a related amendment to the toy licenses with Jakks are void and unenforceable.  On March 31, 2005, the Company filed an amended complaint which, among other things, added an antitrust claim under the Sherman Act.  Certain of the defendants have objected to the procedure by which this amended complaint was filed, and letters from all sides relating to this issue have been filed.  The parties await a ruling by the Court as to the schedule under which the litigation will proceed.

          By letter dated March 1, 2004, Jakks asserted that the filing of the lawsuit breached a covenant not to sue contained in a January 15, 2004 settlement agreement (the “settlement agreement”) relating to an audit we conducted concerning Jakks’ failure to report certain sales and claim of unsupported deductions.  Jakks further asserted that, under an indemnification provision in the January 15, 2004 settlement agreement, it intended to seek indemnification from us for losses, attorney’s fees and costs incurred in connection with the lawsuit as well as various securities class actions filed against Jakks arising out of the same allegations.  We deny any breach of the settlement agreement and intend to vigorously defend any asserted claims in that regard.

          Jakks has been our toy licensee since late 1995 and operates under current licenses that expire by their terms in 2009.  THQ/Jakks obtained a videogame license from us in 1998, which license is to expire in 2009, subject to a right by THQ/Jakks to extend the license for an additional five years.  During the pendency of this litigation, we intend to continue to fulfill our obligations under the current licenses and expect Jakks and THQ to do likewise.

Marvel Enterprises

          In October 2001, we were served with a complaint by Marvel Enterprises, Inc. in the Superior Court of Fulton County, Georgia alleging that we breached the terms of a license agreement regarding the rights to manufacture and distribute toy action figures of various wrestling characters, assumed in the acquisition of certain assets of World Championship Wrestling, Inc. (“WCW”) by one of our subsidiary corporations. The plaintiff sought damages and a declaration that the agreement is in force and effect. Universal Wrestling Corp. (“Universal”), the successor-in-interest to WCW, was sued in a separate lawsuit, which has been consolidated with the lawsuit against us for discovery and trial.  We are indemnifying Universal in this action.  In May 2003, we filed a motion for summary judgment on all claims which was granted in its entirety.  Universal similarly filed a motion for summary judgment on all claims which was granted in part and denied in part.  On February 11, 2005, the Court of Appeals affirmed the summary judgment for us, and granted summary judgment on all claims for Universal.  The Company has filed a motion seeking approximately $1,250 in attorneys’ fees and costs, to which it believes it is entitled as the successful or prevailing party under the applicable license.  A hearing on the motion has been scheduled for August 24, 2005.

IPO Class Action

          In December 2001, a purported class action complaint was filed against us asserting claims for alleged violations of the federal securities laws relating to our initial public offering in 1999. Also named as defendants in this suit were Vincent K. McMahon, Linda E. McMahon and August J. Liguori, our former Chief financial Officer (collectively, the “Individual Defendants”) and the underwriters of our initial public offering. According to the allegations of the Complaint, the underwriter defendants allegedly engaged in manipulative practices by, among other things, pre-selling allotments of shares of the Company’s stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements which allegedly artificially inflated the Company’s stock price.  The plaintiff further alleges that the Company knew or should have known of such unlawful practices.  This litigation has been consolidated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period.

          While the Company strongly denies all allegations, the class plaintiffs and the issuer defendants, including the Individual Defendants and the Company, reached an agreement for the settlement of all claims.  On February 15, 2005, the court issued an opinion and order granting preliminary approval of the settlement, subject to certain non-material modifications. This settlement, if consummated, is not anticipated to have a material adverse effect on our financial condition, results of operation or liquidity.  The Company expects the settlement process will move forward; however, no assurances can be given in this regard.

Other Matters

          We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, the outcome of which is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.  We may from time to time become a party to other legal proceedings.

12.  Stockholders’ Equity

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

          We provide a stock purchase plan for our employees.  Under the plan, any regular full-time employee may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. At April 30, 2005, approximately 76 employees were participants in the plan. In fiscal 2005, employee participants purchased approximately 31,029 shares of our common stock under the plan at an average per share of $10.74.

          The 1999 Long-Term Incentive Plan (“LTIP”) provides for grants of options as incentives and rewards to encourage employees, directors, consultants and performers in our long-term success. The LTIP provides for grants of options to purchase shares at a purchase price equal to the fair market value on the date of the grant. The options expire between 5-10 years after the date of the grant and are generally exercisable in installments beginning one year from the date of the grant. The LTIP also provides for the grant of other forms of equity-based incentive awards as determined by the compensation committee of the board of directors.

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

          In January 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average price of $13.28 per share, during the offering period.  Overall, 4.2 million options were eligible for the offer, of which 4.1 million were exchanged for either cash or restricted stock units.  In exchange for the options tendered, we granted an aggregate of 591,416 restricted stock units and made cash payments in the aggregate amount of approximately $0.9 million, which will result in a total compensation charge of approximately $6.7 million, of which the cash payment of $0.8 million to employees was recorded in fiscal 2004, and the portion related to the grant of the restricted stock units to employees will be recorded over the units’ 24 month vesting period.  As a result, $2.0 million of the compensation charge related to the option exchange program was recorded in fiscal 2004, approximately $3.6 million was recorded in fiscal 2005 and approximately $1.1 million will be recorded in fiscal 2006.

          In June 2004, The Vincent K. McMahon Irrevocable Trust dated June 30, 1999 completed the sale of 7,066,644 shares of Class B common stock in a registered public offering.  Upon the sale, the shares automatically converted into shares of Class A common stock on a one-for-one basis.  The Company did not receive any proceeds from this sale of common stock.

          In July 2004, we granted 1,074,500 options with an exercise price of $12.90 and granted 133,900 restricted stock units at a price per share of $12.90.  Total compensation costs related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, is $1,727 and will be amortized over the vesting period, which is seven years, unless EBITDA of $100 million is met for any fiscal year during the vesting period.  In that event, the unvested restricted stock units immediately vest and accordingly, the unamortized balance at that date would be expensed.  No compensation expense was recorded for the options granted under the intrinsic value accounting method followed by the Company.

          Presented below is a summary of the LTIP’s stock option activity for each of the three years ended April 30, 2005.

	Options	Weighted Average Exercise Price

Options outstanding at May 1, 2002	6,253,600	$16.40
Options granted	1,219,000	$13.02
Options canceled	(476,900)	$15.44
Options exercised	(31,250)	$12.94

Options outstanding at April 30, 2003	6,964,450	$15.89

Options granted	852,500	$9.63
Options canceled	(4,837,775)	$16.89
Options exercised	(23,550)	$12.94

Options outstanding at April 30, 2004	2,955,625	$12.47
Options granted	1,104,500	$12.89
Options canceled	(441,451)	$12.51
Options exercised	(73,905)	$9.40

Options outstanding at April 30, 2005	3,544,769

Restricted stock units outstanding	424,911

Available for future grants at April 30, 2004	5,743,215

          The number of options exercisable as of April 30, 2005, 2004 and 2003 was 1,849,173, 1,184,644 and 5,021,600, respectively. The following table summarizes information for options outstanding and exercisable as of April 30, 2005:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$7.66 – $17.00	3,544,769	4.7 years	$12.61	1,849,173	$13.02

13.  Employee Benefit Plans

          We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant’s contributions, up to 6% of eligible compensation (maximum 3% matching contribution). We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions and additional discretionary contributions to the 401(k) plan was $762, $1,217 and $840, during 2005, 2004 and 2003, respectively.

14.  Segment Information

          Our continuing operations are conducted within two reportable segments, live and televised entertainment and branded merchandise. Our live and televised entertainment segment consists of live events, television programming and feature films. Our branded merchandise segment includes consumer products sold through third party licensees and the marketing and sale of merchandise, magazines and home videos. The results of operations for The World and for the XFL are not included in the segment reporting as they are classified separately as discontinued operations in our consolidated financial statements (See Note 17). We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues.

          Revenues derived from sales outside of North America were approximately $87,594, $63,453, and $51,840 for 2005, 2004 and 2003, respectively. The table presents information about the financial results of each segment for 2005, 2004 and 2003 and assets as of April 30, 2005 and 2004. Unallocated assets consist primarily of cash, short-term investments and real property and other investments.

	Year Ended April 30

	2005	2004	2003

Net revenues:
Live and televised entertainment	$286,660	$296,088	$295,432
Branded merchandise	79,771	78,821	78,832

Total net revenues	$366,431	$374,909	$374,264

Depreciation and amortization:
Live and televised entertainment	$4,355	$4,415	$3,709
Branded merchandise	1,354	2,729	2,062
Corporate	6,165	5,219	5,194

Total depreciation and amortization	$11,874	$12,363	$10,965

Operating income:
Live and televised entertainment	$92,191	$108,919	$88,266
Branded merchandise	30,442	33,830	23,362
Corporate	(72,340)	(69,169)	(85,021)

Total operating income	$50,293	$73,580	$26,607

	At April 30

	2005	2004

Assets:
Live and televised entertainment	$109,050	$78,162
Branded merchandise	12,300	17,437
Unallocated (1)	320,055	358,745

Total assets	$441,405	$454,344

(1) Includes assets of discontinued operations of $544 and $21,394 as of April 30, 2005 and April 30, 2004, respectively.

15.  Financial Instruments and Off-Balance Sheet Risk

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

          Fair Value of Financial Instruments — The carrying amounts of cash, cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments.  Our short-term investments are carried at quoted market values.  Our debt consists of the mortgage related to our corporate headquarters, which has an annual interest rate of 7.6%.  The fair value of this debt is not significantly different from its carrying amount.

16.  Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2005
Net revenues	$81,550	$83,857	$82,719	$118,305
Gross profit (Net revenues less cost of revenues)	$33,133	$31,364	$38,293	$50,352
Income from continuing operations	$7,756	$3,005	$10,988	$16,029
(Loss) income from discontinued operations	$(111)	$1,445	$(69)	$104
Net income	$7,646	$4,449	$10,919	$16,133
Earnings per common share: basic and diluted
Continuing operations	$0.11	$0.04	$0.16	$0.23
Discontinued operations	$0.00	$0.02	$0.00	$0.00
Net income	$0.11	$0.06	$0.16	$0.23
2004
Net revenues	$74,675	$94,431	$79,070	$126,733
Gross profit (Net revenues less cost of revenues)	$25,414	$42,204	$35,015	$65,155
Income from continuing operations	$2,743	$16,819	$8,863	$21,148
(Loss) income from discontinued operations	$(158)	$266	$(76)	$(1,413)
Net income	$2,585	$17,085	$8,787	$19,735
Earnings (loss) per common share: basic
Continuing operations	$0.04	$0.25	$0.13	$0.31
Discontinued operations	$0.00	$0.00	$0.00	$(0.02)
Net income	$0.04	$0.25	$0.13	$0.29
Earnings (loss) per common share: diluted
Continuing operations	$0.04	$0.25	$0.13	$0.30
Discontinued operations	$0.00	$0.00	$0.00	$(0.02)
Net income	$0.04	$0.25	$0.13	$0.28

17.  Discontinued Operations

          The World:

          In fiscal 2003, we recorded estimated shutdown costs of approximately $12,100, or $8,900 after tax, in connection with the closing of our operations of The World, primarily relating to the rent expense associated with our lease, net of expected sub-lease income.  We also recorded an impairment charge of $32,925 as a result of an impairment test conducted on goodwill ($2,533) and other long-lived assets ($30,392) at The World.

          In fiscal 2004, we recorded additional shutdown costs of $2,571, or $1,671 after tax, representing the expected absence of projected sub-rental payments for the first nine months of fiscal 2005, which represented our revised estimate of the expected time necessary to assign or sub-let the remaining lease.

          During the second quarter of fiscal 2005, we reached a tentative agreement to assign the remaining term of the lease to a third party, and, accordingly, reduced the accrual for estimated shutdown costs to the amount required under this assignment.  The assignment relieved us of all further obligations related to this property. The transaction closed during the third quarter of fiscal 2005.

          The following table presents the activity in the accruals relating to the shutdown of The World during the year ended April 30, 2005.

Accrued Rent and Other Related Costs

Balance as of May 1, 2004	$9,300
Amounts paid during fiscal year 2005	(6,432)
Adjustments to estimates recorded during fiscal year 2005	(2,818)

Balance as of April 30, 2005	$50

          The results of The World business, which have been classified as discontinued operations in the consolidated financial statements, are summarized as follows:

	Year ended April 30,

	2005	2004	2003

Loss from The World operations, net of taxes of $16,359 for 2003	$—	$—	$(26,691)
Income (loss) on shutdown of The World, net of taxes (benefit) of $737, $(900) and $(3,257) for 2005, 2004 and 2003, respectively	1,369	(1,671)	(8,866)

Income (loss) from discontinued operations	$1,369	$(1,671)	$(35,557)

          Assets and liabilities of discontinued operations of The World consisted of the following:

	April 30,

	2005	2004

Assets:
Cash	$180	$—
Income tax receivable	—	7,002
Prepaid expenses	—	46
Inventory	—	60
Deferred income taxes, net of valuation allowance of $2,638 for 2004	—	13,701

Total assets	$180	$20,809

Liabilities:
Accrued expenses	74	9,304

Total liabilities	$74	$9,304

          Upon the previously mentioned assignment of the lease, the benefits related to our deferred tax assets at The World became currently realizable.  These assets, as well as certain other tax assets will be utilized by our continuing operations and are now reflected as assets of continuing operations in our consolidated financial statements.

XFL:

          In early May 2001, we formalized our decision to discontinue operations of the XFL, and accordingly reported XFL operating results and estimated shutdown costs as discontinued operations in the Consolidated Statements of Operations.

          Income on the shutdown of the XFL in fiscal 2004 was $290, net of taxes of $178.  Assets and liabilities of discontinued operations of the XFL consisted of the following:

	2005	2004

Assets:
Cash	$364	$585

Liabilities:
Accrued expenses	$—	$233
Minority interest	180	180

Total liabilities	$180	$413

SCHEDULE II —   VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period

For the Year Ended April 30, 2005
Allowance for doubtful accounts	$2,612	$675	$—	$3,287
Inventory obsolescence reserve	1,126	1,549	(613)	2,062
Magazine publishing allowance for newsstand returns	4,517	24,503	(24,418)	4,602
Home video allowance for returns	2,588	9,649	(9,317)	2,920
Advertising underdelivery	4,401	6,145	(7,921)	2,625
For the Year Ended April 30, 2004
Allowance for doubtful accounts	$5,284	$(2,295)	$(377)	$2,612
Inventory obsolescence reserve	892	1,270	(1,036)	1,126
Magazine publishing allowance for newsstand returns	5,126	24,944	(25,553)	4,517
Home video allowance for returns	1,496	8,888	(7,796)	2,588
Advertising underdelivery	6,921	3,170	(5,690)	4,401
For the Year Ended April 30, 2003
Allowance for doubtful accounts	$2,840	$3,697	$(1,253)	$5,284
Inventory obsolescence reserve	2,351	797	(2,256)	892
Magazine publishing allowance for newsstand returns	4,178	29,327	(28,379)	5,126
Home video allowance for returns	3,150	5,366	(7,020)	1,496
Advertising underdelivery	3,935	4,813	(1,827)	6,921

(1)  Deductions are comprised primarily of disposals of obsolete inventory, write-offs of specific bad debts, returns and advertising “make-goods” for underdelivery.  When the Company does not deliver the guaranteed rating,  additional spots, commonly referred to as  ‘make-goods’ or at times, a cash refund, is given to the customer.