Form 10-Q
period 2005-07-29
WORLD WRESTLING ENTERTAINMENTINC
filed 2005-09-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2005

or

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At August 26, 2005, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 21,270,489 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	July 29, 2005	July 30, 2004

Net revenues	$93,812	$81,551
Cost of revenues	52,501	48,416
Selling, general and administrative expenses	22,236	17,875
Depreciation and amortization	2,696	2,920
Stock compensation costs	579	1,111

Operating income	15,800	11,229
Investment income, net	1,872	1,232
Interest expense	152	167
Other (loss) income, net	(73)	217

Income from continuing operations before income taxes	17,447	12,511
Provision for income taxes	6,269	4,754

Income from continuing operations	11,178	7,757

Income (loss) from discontinued operations, net of income taxes	2	(111)

Net income	$11,180	$7,646

Earnings per common share - basic and diluted:
Continuing operations	$0.16	$0.11
Discontinued operations	—	—

Net income	$0.16	$0.11

Shares used in per share calculations:
Basic	68,899	68,691
Diluted	69,627	69,574

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of July 29, 2005	As of April 30, 2005

CURRENT ASSETS:
Cash and equivalents	$74,480	$56,568
Short-term investments	196,837	201,487
Accounts receivable, net	54,352	61,901
Inventory, net	1,285	1,057
Prepaid expenses and other current assets	10,879	15,191
Assets of discontinued operations	415	544

Total current assets	338,248	336,748

PROPERTY AND EQUIPMENT, NET	64,703	66,638
FEATURE FILM PRODUCTION ASSETS	30,723	28,771
INTANGIBLE ASSETS, NET	2,101	2,608
OTHER ASSETS	7,276	6,640

TOTAL ASSETS	$443,051	$441,405

CURRENT LIABILITIES:
Current portion of long-term debt	$771	$756
Accounts payable	15,913	15,669
Accrued expenses and other liabilities	21,418	21,151
Deferred income	18,132	20,843
Liabilities of discontinued operations	259	254

Total current liabilities	56,493	58,673

LONG-TERM DEBT	7,000	7,198
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	211	210
Class B common stock	479	479
Additional paid-in capital	256,066	254,716
Accumulated other comprehensive loss	(1,083)	(908)
Retained earnings	123,885	121,037

Total stockholders’ equity	379,558	375,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,051	$441,405

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended

	July 29, 2005	July 30, 2004

OPERATING ACTIVITIES:
Net income	$11,180	$7,646
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(2)	111
Revaluation of warrants	(639)	(212)
Depreciation and amortization	2,696	2,920
Realized loss on sale of investments	—	338
Amortization of investment income	(263)	(32)
Stock compensation costs	579	1,111
Provision for doubtful accounts	370	225
Provision for inventory obsolescence	307	46
Provision for deferred income taxes	308	581
Changes in assets and liabilities:
Accounts receivable	7,179	11,188
Inventory	(534)	(11)
Prepaid expenses and other assets	200	1,302
Feature film production assets	(1,952)	(386)
Accounts payable	243	(2,544)
Accrued expenses and other liabilities	4,537	(12,300)
Deferred income	(2,588)	1,078

Net cash provided by continuing operations	21,621	11,061
Net cash provided by (used in) discontinued operations	136	(794)

Net cash provided by operating activities	21,757	10,267

INVESTING ACTIVITIES:
Additions to property and equipment	(255)	(916)
Purchase of short-term investments	(1,325)	(1,257)
Proceeds from sales or maturities of short-term investments, net	5,470	20,000

Net cash provided by continuing operations	3,890	17,827
Net cash used in discontinued operations	—	—

Net cash provided by investing activities	3,890	17,827

FINANCING ACTIVITIES:
Repayments of long-term debt	(184)	(171)
Dividends paid	(8,267)	(4,112)
Issuance of stock, net	187	171
Proceeds from exercise of stock options	529	37

Net cash used in continuing operations	(7,735)	(4,075)

Net cash used in discontinued operations	—	—

Net cash used in financing activities	(7,735)	(4,075)

NET INCREASE IN CASH AND EQUIVALENTS	17,912	24,019
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	56,568	48,467

CASH AND EQUIVALENTS, END OF PERIOD	$74,480	$72,486

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

			Additional Paid - in Capital	Accumulated Other Comprehensive Income
	Common Stock
					Retained Earnings
	Shares	Amount				Total

Balance, May 1, 2005	68,881	$689	$254,716	$(908)	$121,037	$375,534
Comprehensive income:
Net income	—	—	—	—	11,180	11,180
Translation adjustment	—	—	—	227	—	227
Unrealized holding loss, net of tax	—	—	—	(402)	—	(402)

Total comprehensive income						11,005

Stock compensation costs	—	—	579	—	—	579
Stock issuances, net	29	—	120	—	—	120
Exercise of stock options	59	1	526	—	—	527
Tax benefit from exercises	—	—	60	—	—	60
Dividends paid	—	—	65	—	(8,332)	(8,267)

Balance, July 29, 2005	68,969	$690	$256,066	$(1,083)	$123,885	$379,558

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
(dollars in thousands)
(unaudited)

1. Basis of Presentation and Business Description

          The accompanying condensed consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our subsidiaries.  We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television and pay-per-view event programming and live events and the licensing and sale of branded consumer products featuring our World Wrestling Entertainment brands.  Our operations are organized around two principal activities:

•

Live and televised entertainment, which consists of live event and television programming and feature films.  Revenues consist principally of pay-per-view buys, attendance at live events, domestic and international television rights fees and sponsorships. Revenues also include the sale of television advertising time in Canada and, through October 2005, in the United States.

•

Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees, direct marketing and sales of merchandise both at our live events and via our website, magazines, home videos and various services through our websites.

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

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended April 30, 2005.

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

          Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three months ended July 29, 2005 and July 30, 2004 would have been impacted as shown in the following table:

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

		Three months ended

		July 29, 2005	July 30, 2004

Reported income from continuing operations		$11,178	$7,757
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	359	689
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(671)	(978)

Pro forma income from continuing operations		$10,866	$7,468

Reported basic and diluted earnings from continuing operations per common share		$0.16	$0.11
Pro forma basic and diluted earnings from continuing operations per common share		$0.16	$0.11

          In July 2005, we paid a quarterly dividend of $0.12 per share, or $8,267, on all Class A and Class B common shares.

          In July 2004, we granted 1,074,500 options with an exercise price of $12.90 and granted 133,900 restricted stock units at a price per share of $12.90.  Such issuances were granted to officers and employees under our 1999 Long-term Incentive Plan (the “Plan”). Total compensation costs related to the grant of the restricted stock units, based on the closing price of the underlying shares on the grant date, was $1,727 and is being amortized over the vesting period, which is seven years.

          As part of an employment agreement for our new Chief Financial Officer we granted 100,000 restricted stock units during the current quarter under the Plan.  The total compensation charge related to this grant, based on the closing price of the underlying shares on the grant date, is $1,041.  These units will vest 50% after the second year of his employment and 50% after the third year.

          Stock-based compensation expense for the three months ended July 29, 2005 and July 30, 2004 related to restricted stock grants was $579 ($359 net of tax) and $1,111 ($689 net of tax), respectively.  No compensation expense was recorded for the options granted under the intrinsic accounting method followed by the Company.

3.       Earnings Per Share

          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended

	July 29, 2005	July 30, 2004

Basic	68,898,601	68,690,869
Diluted	69,627,110	69,574,200
Dilutive effect of outstanding options and restricted stock units	728,509	883,332
Anti-dilutive outstanding options	2,710,500	3,014,750

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

4.       Segment Information

          Our continuing operations are conducted within two reportable segments, live and televised entertainment, and branded merchandise. The live and televised entertainment segment consists of live events, television programming and feature films. Our branded merchandise segment includes sales of consumer products through third party licensees, direct marketing and sales of merchandise both at our live events and via our website, magazines, home videos and various services through our websites.  We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $23,055 and $18,156 for the three months ended July 29, 2005 and July 30, 2004, respectively.  Unallocated assets consist primarily of cash, short-term investments and real property and other investments.

	Three months ended

	July 29, 2005	July 30, 2004

Net Revenues:
Live and televised entertainment	$68,606	$65,201
Branded merchandise	25,206	16,350

Total net revenues	$93,812	$81,551

Depreciation and Amortization:
Live and televised entertainment	$1,040	$1,349
Branded merchandise	356	337
Corporate	1,300	1,234

Total depreciation and amortization	$2,696	$2,920

Operating Income:
Live and televised entertainment	$23,909	$20,675
Branded merchandise	10,635	4,973
Corporate	(18,744)	(14,419)

Total operating income	$15,800	$11,229

	As of

	July 29, 2005	April 30, 2005

Assets:
Live and televised entertainment	$98,765	$109,050
Branded merchandise	16,603	12,300
Unallocated (1)	327,683	320,055

Total assets	$443,051	$441,405

(1) Includes assets of discontinued operations of $415 and $544 as of July 29, 2005 and April 30, 2005, respectively.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

5.       Property and Equipment

          Property and equipment consisted of the following :

	As of

	July 29, 2005	April 30, 2005

Land, buildings and improvements	$51,997	$51,958
Equipment	42,735	42,511
Corporate aircraft	20,710	20,710
Vehicles	542	542

	115,984	115,721
Less accumulated depreciation and amortization	51,281	49,083

Total	$64,703	$66,638

          Depreciation and amortization expense for property and equipment was $2,188 and $2,422 for the three months ended July 29, 2005 and July 30, 2004, respectively.

6.       Feature Film Production Assets

          Feature film production assets are summarized as follows:

	As of

	July 29, 2005	April 30, 2005

Feature film productions:
In production	$30,066	$28,296
In development	657	475

Total	$30,723	$28,771

          We have completed the principal photography stage of production for two theatrical film releases and are currently involved in the post-production stage.  We have agreements for the worldwide distribution of the films and certain related rights and products.  We currently anticipate these films will be released during calendar year 2006.

          In addition to the capitalized production costs related to these two films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment if, and when, a project is deemed to be abandoned.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

7.       Intangible Assets

          Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets.

          Intangible assets consisted of the following:

	As of July 29, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,745	$(3,389)	$1,356
Trademarks and trade names	2,660	(1,915)	745

	$7,405	$(5,305)	$2,101

	As of April 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,745	$(2,993)	$1,752
Trademarks and trade names	2,660	(1,804)	856

	$7,405	$(4,797)	$2,608

          Amortization expense for the three months ended July 29, 2005 and July 30, 2004, was $508 and $498, respectively.

          Estimated amortization expense for each of the years ending is as follows:

April 30, 2006	$2,028
April 30, 2007	568
April 30, 2008	12

$2,608

8.       Investments

          Short-term investments consisted of the following as of July 29, 2005 and April 30, 2005:

	July 29, 2005

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$159,643	$(3,383)	$156,260
United States Treasury Notes	40,617	(40)	40,577

Total	$200,260	$(3,423)	$196,837

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

	April 30, 2005

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$158,317	$(2,677)	$155,640
United States Treasury Notes	45,945	(98)	45,847

Total	$204,262	$(2,775)	$201,487

9.       Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Shenker & Associates; THQ/Jakks

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, except as follows:

          In connection with our lawsuit against THQ/Jakks Pacific LLC et al., the U.S. District Court for the Southern District of New York issued an Order dated August 18, 2005 setting an initial briefing schedule with respect to the defendants’ motions to dismiss our amended complaint.

Marvel Enterprises

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, except as follows:

          On August 22, 2005, we entered into an agreement with Marvel Enterprises, Inc.  to settle our pending motion for the payment of attorneys’ fees and costs in the amount of $925 and certain non-monetary consideration, which was paid to us subsequent to the quarter end.

IPO Class Action

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

10.      Discontinued operations

          In early May 2001, we formalized our decision to discontinue operations of the XFL and in fiscal 2003 we closed the restaurant and retail operations of The World.  The results of the XFL and The World business and the assets and liabilities of the XFL and The World have been classified as discontinued operations in our consolidated financial statements and are summarized as follows:

	Three months ended

	July 29, 2005	July 30, 2004

Discontinued operations:
Income (loss) from discontinued operations, net of taxes of $0 and $60 for the three months ended July 29, 2005 and July 30, 2004, respectively	$2	$(111)

	As of

	July 29, 2005	April 30, 2005

Assets:
Cash	$415	$544

Liabilities:
Accrued expenses	$79	$74
Minority interest	180	180

Total liabilities	$259	$254

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

          Our operations are organized around two principal activities:

•

Live and televised entertainment, which consists of live event and television programming and feature films.  Revenues consist principally of pay-per-view buys, attendance at live events, domestic and international television rights fees and sponsorships. Revenues also include the sale of television advertising time in Canada and, through October 2005, in the United States.

•

Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees, direct marketing and sales of merchandise both at our live events and via our website, magazines, home videos and various services through our websites.

Results of Operations

First Quarter Ended July 29, 2005 compared to First Quarter Ended July 30, 2004
(Dollars in millions, except as noted)

	July 29, 2005	July 30, 2004	better (worse)

Net Revenues
Live and televised	$68.6	$65.2	5%
Branded merchandise	25.2	16.4	54%

Total	$93.8	$81.6	15%

	July 29, 2005	July 30, 2004	better (worse)

Operating Income
Live and televised	$23.9	$20.7	15%
Branded merchandise	10.6	4.9	116%
Corporate	(18.7)	(14.4)	(30)%

Total operating income	$15.8	$11.2	41%

Income from continuing operations	$11.2	$7.8	44%

          Our live and televised segment increased net revenues and operating income primarily due to the airing of one additional pay-per-view event in the current quarter as compared to the prior year.  The branded merchandise segment yielded positive results in licensing sales outside of North America in the current quarter while sales of our merchandise domestically increased due to additional orders on our WWE Shop website.  Also, the release of several successful home video titles, including WrestleMania 21, drove a 46% increase in the gross units sold in the current quarter.

          Additional details regarding the results of the quarter follow below:

          The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

	July 29, 2005	July 30, 2004	better (worse)

Live and Televised Revenues
Live events	$16.5	$17.9	(8)%
Number of events	70	89	(21)%
Average attendance	4,600	3,800	21%
Average ticket price (dollars)	$45.32	$45.54	0%
Pay-per-view	$21.6	$16.9	28%
Number of pay-per-view events	5	4	25%
Number of buys from domestic pay-per-view events	1,444,600	1,122,100	29%
Domestic retail price (dollars)	$34.95	$34.95	0%
Advertising	$10.4	$10.6	(2)%
Average weekly household ratings for RAW	3.8	3.7	3%
Average weekly household ratings for SmackDown!	3.1	3.1	0%
Sponsorship revenues	$1.0	$0.9	11%
Television rights fees:
Domestic	$12.9	$13.8	(7)%
International	$7.1	$6.0	18%

          The decline in live events revenues is due, in part, to nineteen fewer events, including three fewer international events, as compared to the prior year quarter. This decline was offset, in part, by an increase in the average attendance for both the domestic and international shows. The average attendance at our North American live events was approximately 4,600 as compared to approximately 3,800 in the prior year quarter, while the average international attendance was 10,700 as compared to 9,300 in the prior year quarter.

          We aired five pay-per-view events in the first quarter of fiscal 2006 as compared to four pay-per-view events in the prior year quarter.  Each of the comparable four events either equaled or exceeded the buys recorded in the year ago quarter.  These buys were somewhat offset by a decrease in the prior year buys recorded in the current quarter.  We will produce sixteen pay-per-view events in fiscal 2006, as compared to fourteen events in fiscal 2005.

          As previously disclosed, we have entered into a new distribution agreement whereby our RAW program and a one-hour weekend RAW branded program will air on USA Network, beginning October 2005.  Under the terms of this agreement, we will no longer sell or participate in any advertising revenue generated by these programs.  The impact of this change in fiscal 2006, for the period October through April, is estimated to be a reduction in revenues of approximately $18.1 million.  Under the terms on the agreement, we will receive rights fees from USA Network similar to those received from SpikeTV.

          The decline in domestic television rights fees was due to the airing of two special programs on SpikeTV and UPN in the prior year quarter that did not recur in the first quarter of fiscal 2006.

          The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

	July 29, 2005	July 30, 2004	better (worse)

Branded Merchandise Revenues
Licensing	$7.5	$3.0	150%
Merchandise	$5.2	$3.7	41%
Domestic per capita spending (dollars)	$10.59	$9.16	16%
Magazine publishing	$2.1	$2.2	(5)%
Net units sold	730,400	789,400	(7)%
Home video	$8.5	$5.7	49%
Gross units sold	722,000	495,400	46%
Digital media	$1.7	$1.6	6%

          Licensing revenues increased due, in part, to increases of approximately $1.0 million in the Toys category and approximately $1.9 million in the Novelties category, particularly in territories outside North America.  Video Games revenues increased by approximately $1.5 million due to sales for the WrestleMania 21 game on the Xbox platform. There were no new titles released in the prior year quarter.

          The increase in merchandise revenues is primarily due to a $1.1 million increase in our WWE Shop website sales as compared to the prior year quarter.  For our WWE Shop website, the number of orders more than doubled from the prior year quarter from approximately 15,000 orders to approximately 41,000 orders.  In addition, there was a $0.4 million increase for merchandise sold at our venues for live events due to higher per capita spending and higher average attendance.

          Home video revenues increased as a result of the higher number of gross units sold.  WrestleMania 21 sold approximately 202,000 units in the current quarter, as compared to WrestleMania XX, which was released in Q4 of fiscal 2004 and sold 60,000 units in the prior year quarter. Other titles released in the quarter included Greatest Wrestling Stars of the 80’s, which sold approximately 95,000 units, and The Road Warriors, which sold approximately 84,000 units.

          Digital media increased primarily as a result of increased advertising, due in part to changes in our website design that allow advertisers additional options and more prominent advertisement placement.

	July 29, 2005	July 30, 2004	better (worse)

Cost of Revenues
Live and televised	$40.2	$39.2	(3)%
Branded merchandise	12.3	9.2	(34)%

Total	$52.5	$48.4	(8)%

Profit contribution margin	44%	41%

          The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

	July 29, 2005	July 30, 2004	better (worse)

Cost of Revenues-Live and Televised
Live events	$12.8	$14.0	9%
Pay-per-view	$8.6	$6.6	(30)%
Advertising	$3.6	$3.6	0%
Television production costs	$12.8	$12.9	1%
Other	$2.4	$2.1	(14)%

          Live events cost of revenues decreased due to the production of nineteen fewer events during the current quarter as compared to last year.

          Pay-per-view cost of revenues increased due to the airing of one additional pay-per-view event as five events were produced in the current quarter as compared to four events in the year ago quarter.

          The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

	July 29, 2005	July 30, 2004	better (worse)

Cost of Revenues — Branded Merchandise
Licensing	$2.4	$1.1	(118)%
Merchandise	$3.3	$3.0	(10)%
Magazine publishing	$1.2	$1.3	8%
Home video	$4.2	$2.4	(75)%
Digital media	$1.2	$1.2	0%
Other	—	$0.2	100%

          Licensing cost of revenues increased due primarily to additional talent royalties and commissions related to the higher revenues generated for the current quarter.

          Home video cost of revenues increased due to the production costs associated with the additional units sold in the current quarter.

	July 29, 2005	July 30, 2004	better (worse)

Selling, general and administrative expenses	$22.2	$17.9	(24)%

          The following chart reflects the amounts and percent change of certain significant selling, general and administrative items:

	July 29, 2005	July 30, 2004	better (worse)

Staff related	$11.5	$10.6	(8)%
Legal	2.4	2.6	8%
Consulting and accounting	1.3	1.3	0%
Advertising and promotion	0.6	0.8	25%
Bad debt	0.4	0.2	(100)%
All other	6.0	2.4	(150)%

Total SG&A	$22.2	$17.9	(24)%

SG&A as a percentage of net revenues	24%	22%

          The increase in staff related expenses is due in part to $1.4 million of severance pay related to certain restructuring plans implemented during the current quarter.  This increase was offset, in part, by the waiver of the Company’s Chairman and the Company’s Chief Executive Officer of their pay, which waiver began in November 2004 and reduced staff related expenses in the current quarter by $0.9 million. In addition, included in the prior year quarter in the All other category was a $2.1 million reduction of sales tax expense due to a tax refund.

	July 29, 2005	July 30, 2004	better (worse)

Stock compensation costs	$0.6	$1.1	45%

          Stock compensation expense relates to our restricted stock program which was initiated in fiscal 2004.  During 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17.00 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units.  This exchange resulted in a total compensation charge of approximately $6.7 million, of which approximately $2.0 million was recorded in fiscal 2004, approximately $3.6 million was recorded in fiscal 2005 and approximately $1.1 million will be recorded in fiscal 2006, of which approximately $0.4 was recorded in the current fiscal quarter.  The remaining charge of approximately $0.2 million in our first fiscal quarter of 2006 reflects the amortization of restricted stock grants issued to employees under our 1999 Long-Term Incentive Plan (“LTIP”).

	July 29, 2005	July 30, 2004	better (worse)

Depreciation and amortization	$2.7	$2.9	7%

	July 29, 2005	July 30, 2004	better (worse)

Investment income, net	$1.9	$1.2	58%

	July 29, 2005	July 30, 2004	better (worse)

Interest expense	$0.2	$0.2	0%

	July 29, 2005	July 30, 2004

Provision for income taxes	$6.3	$4.8
Effective tax rate	36%	38%

Liquidity and Capital Resources

          Cash flows from operating activities for the first quarter of fiscal 2006 and fiscal 2005 were $21.8 million and $10.3 million, respectively. Cash flows provided by operating activities from continuing operations were $21.6 million and $11.1 million for the first quarter of fiscal 2006 and fiscal 2005, respectively.  Working capital, consisting of current assets less current liabilities, was $281.8 million as of July 29, 2005 and $278.1million as of April 30, 2005.

          Cash flows provided by investing activities were $3.9 million and $17.8 million for the first quarter of fiscal 2006 and fiscal 2005, respectively. The decrease in cash flows from investing activities in fiscal 2006 was due primarily to sales of short-term investments in the prior year quarter.  As of August 26, 2005, we had approximately $189.0 million invested primarily in fixed-income mutual funds and short-term U.S. Treasury Notes.  Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.  Capital expenditures for the three months ended July 29, 2005 were $0.3 million as compared to $0.9 million for the three months ended July 30, 2004.  For fiscal 2006, we estimate capital expenditures to be between $10.0 million and $12.0 million, which include projects related to television equipment, building improvements and the purchase of land adjacent to our television facility.

          Cash flows used in financing activities for the first quarter of fiscal 2006 were $7.7 million and were $4.1 million for the first quarter of fiscal 2005.  In July 2005, we paid a quarterly dividend of $0.12 per share, or approximately $8.3 million, on all Class A and Class B common shares.  In July 2004, we paid a quarterly dividend, which was declared in fiscal 2004, of $0.06 per share, or approximately $4.1 million, on all Class A and Class B common shares.

          We are producing feature films in order to further capitalize on our intellectual property and fan base.  We currently have two film projects that have completed principal photography and are currently in post-production.  As of July 29, 2005 we have approximately $30.7 million in capitalized film development costs.  The aggregate production budget for the two films is estimated to be approximately $32 million.  These two film projects represent the first steps for our film entertainment initiative as subsequent films are expected to be developed.

          For a table of our contractual obligations as of April 30, 2005, please see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for our fiscal year  April 30, 2005.

          We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and payment of quarterly dividends.

Application of Critical Accounting Policies

          There have been no changes to our accounting policies that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2005 nor in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.  Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of

	July 29, 2005	April 30, 2005

Pay-per-view accounts receivable	$20.0 million	$26.8 million
Advertising reserve for underdelivery	$1.4 million	$2.6 million
Home video reserve for returns	$4.5 million	$2.9 million
Publishing newsstand reserve for returns	$3.1 million	$4.6 million
Allowance for doubtful accounts	$3.5 million	$3.3 million

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

Item 4.  Controls and Procedures

          Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of July 29, 2005. No change in internal control over financial reporting occurred during the quarter ended July 29, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: September 7, 2005	By:	/s/ Michael Sileck

Michael Sileck
Chief Financial Officer