Form 10-Q
period 2005-10-28
WORLD WRESTLING ENTERTAINMENTINC
filed 2005-12-02
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2005

or

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

Yes      ☐          No      ☒

At November 22, 2005, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 21,361,609 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Net revenues	$88,933	$83,857	$182,745	$165,407
Cost of revenues	47,305	52,493	99,806	100,909
Selling, general and administrative expenses	18,807	22,900	41,042	40,775
Depreciation and amortization	2,781	3,051	5,477	5,971
Stock compensation costs	1,112	1,273	1,692	2,384

Operating income	18,928	4,140	34,728	15,368

Interest income	1,397	1,034	3,270	2,266
Interest expense	149	162	302	330
Other loss, net	(138)	(283)	(211)	(65)

Income before income taxes	20,038	4,729	37,485	17,239
Provision for income taxes	8,362	1,724	14,631	6,478

Income from continuing operations	11,676	3,005	22,854	10,761

Discontinued operations:
Income from discontinued operations, net of minority interest and tax	26	1,444	28	1,333

Net income	$11,702	$4,449	$22,882	$12,094

Earnings per share – Basic:
Continuing operations	$0.17	$0.04	$0.33	$0.16
Discontinued operations	$0.00	$0.02	$0.00	$0.02
Net income	$0.17	$0.06	$0.33	$0.18
Earnings per share – Diluted:
Continuing operations	$0.17	$0.04	$0.33	$0.16
Discontinued operations	$0.00	$0.02	$0.00	$0.02
Net income	$0.17	$0.06	$0.33	$0.17
Weighted average common shares outstanding:
Basic	69,016	68,553	68,994	68,516
Diluted	70,069	69,483	69,888	69,422

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of October 28, 2005	As of April 30, 2005

CURRENT ASSETS:
Cash and equivalents	$123,381	$56,568
Short-term investments	154,711	201,487
Accounts receivable, net	50,611	61,901
Inventory, net	1,834	1,057
Prepaid expenses and other current assets	13,562	15,191
Assets of discontinued operations	417	544

Total current assets	344,516	336,748

PROPERTY AND EQUIPMENT, NET	68,022	66,638
FEATURE FILM PRODUCTION ASSETS	33,233	28,771
INTANGIBLE ASSETS, NET	1,594	2,608
OTHER ASSETS	10,822	6,640

TOTAL ASSETS	$458,187	$441,405

CURRENT LIABILITIES:
Current portion of long-term debt	$786	$756
Accounts payable	14,937	15,669
Accrued expenses and other liabilities	30,290	21,151
Deferred income	19,295	20,843
Liabilities of discontinued operations	284	254

Total current liabilities	65,592	58,673

LONG-TERM DEBT	6,798	7,198
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	212	210
Class B common stock	479	479
Additional paid-in capital	258,372	254,716
Accumulated other comprehensive loss	(446)	(908)
Retained earnings	127,180	121,037

Total stockholders’ equity	385,797	375,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,187	$441,405

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended

	October 28, 2005	October 29, 2004

OPERATING ACTIVITIES:
Net income	$22,882	$12,094
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(28)	(1,333)
Revaluation of warrants	(756)	224
Depreciation and amortization	5,477	5,971
Realized loss on sale of investments	791	738
Amortization of investment income	(609)	(135)
Stock compensation costs	1,692	2,384
Provision for doubtful accounts	399	865
Provision for inventory obsolescence	606	920
Provision for deferred income taxes	247	1,152
Changes in assets and liabilities:
Accounts receivable	10,891	13,162
Inventory	(1,383)	(1,266)
Prepaid expenses and other assets	(5,957)	(347)
Feature film production assets	(4,462)	(7,831)
Accounts payable	(732)	(1,894)
Accrued expenses and other liabilities	13,923	(13,777)
Deferred income	(1,303)	(3,750)

Net cash provided by continuing operations	41,678	7,177
Net cash provided by (used in) discontinued operations	184	(2,045)

Net cash provided by operating activities	41,862	5,132

INVESTING ACTIVITIES:
Additions to property and equipment	(5,847)	(2,878)
Purchase of short-term investments	(16,636)	(2,280)
Proceeds from sales or maturities of short-term investments	62,643	49,411

Net cash provided by continuing operations	40,160	44,253
Net cash used in discontinued operations	—	—

Net cash provided by investing activities	40,160	44,253

FINANCING ACTIVITIES:
Repayments of long-term debt	(370)	(343)
Dividends paid	(16,554)	(8,225)
Issuance of stock, net	238	213
Proceeds from exercise of stock options	1,477	99

Net cash used in continuing operations	(15,209)	(8,256)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(15,209)	(8,256)

NET INCREASE IN CASH AND EQUIVALENTS	66,813	41,129
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	56,568	48,467

CASH AND EQUIVALENTS, END OF PERIOD	$123,381	$89,596

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)
(dollars and shares in thousands)
(unaudited)

	Common Stock		Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares	Amount

Balance, May 1, 2005	68,881	$689	$254,716	$(908)	$121,037	$375,534
Comprehensive income:
Net income	—	—	—	—	22,882	22,882
Translation adjustment	—	—	—	679	—	679
Unrealized holding loss, net of tax	—	—	—	(707)	—	(707)
Reclassification adjustment for losses realized in net income, net of tax	—	—	—	490	—	490

Total comprehensive income						23,344

Stock compensation costs	—	—	1,692	—	—	1,692
Stock issuances, net	33	—	164	—	—	164
Exercise of stock options	149	2	1,475	—	—	1,477
Tax benefit from exercises	—	—	140	—	—	140
Dividends paid	—	—	185	—	(16,739)	(16,554)

Balance, October 28, 2005	69,063	$691	$258,372	$(446)	$127,180	$385,797

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

1.   Basis of Presentation and Business Description

          The accompanying condensed consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our subsidiaries.  We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television and pay-per-view event programming and live events and the licensing and sale of branded consumer products featuring our World Wrestling Entertainment brands.  Our operations are organized around two principal segments:

•

Live and televised entertainment, which consists of live event and television programming and feature films.  Revenues consist principally of pay-per-view buys, attendance at live events, domestic and international television rights fees and sponsorships. Revenues also include the sale of television advertising time in Canada and, until October 2005, in the United States.

•

Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees, direct marketing and sales of merchandise both at our live events and via our website, magazines, home videos and sale of advertising and various services through our websites.

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

          Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three and six months ended October 28, 2005 and October 29, 2004 would have been impacted as shown in the following table:

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

		Three months ended		Six months ended

		October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Reported income from continuing operations		$11,676	$3,005	$22,854	$10,761
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	689	789	1,049	1,479
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(866)	(1,258)	(1,538)	(2,238)

Pro forma income from continuing operations		$11,499	$2,536	$22,365	$10,002

Reported basic and diluted earnings from continuing operations per common share		$0.17	$0.04	$0.33	$0.16
Pro forma basic earnings from continuing operations per common share		$0.17	$0.04	$0.32	$0.15
Pro forma diluted earnings from continuing operations per common share		$0.16	$0.04	$0.32	$0.14

          In July 2005 and October 2005, we paid quarterly dividends of $0.12 per share, or an aggregate of $16,544, on all Class A and Class B common shares.

          In September 2005, we granted 470,000 restricted stock units at a price per share of $13.23.  Such issuances were granted to officers and employees under our 1999 Long-term Incentive Plan. Total compensation costs related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, is $6,218 and is being amortized over the vesting period, which is three years.

          Stock-based compensation expense for the three months ended October 28, 2005 and October 29, 2004 related to restricted stock grants was $1,112 ($689 net of tax) and $1,273 ($789 net of tax), respectively.  Stock-based compensation expense for the six months ended October 28, 2005 and October 29, 2004 related to restricted stock grants was $1,692 ($1,049 net of tax) and $2,384 ($1,479 net of tax), respectively.  No compensation expense was recorded for the stock options granted under the intrinsic accounting method followed by the Company.

3.  Earnings Per Share

          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Basic	69,016,271	68,552,978	68,994,434	68,515,766
Diluted	70,068,929	69,483,026	69,888,206	69,422,435
Dilutive effect of outstanding options and restricted stock units	1,052,658	930,048	893,772	906,669
Anti-dilutive outstanding options	2,625,302	3,014,250	2,625,302	3,029,250

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

4.   Segment Information

          Our continuing operations are conducted within two reportable segments, live and televised entertainment, and branded merchandise. The live and televised entertainment segment consists of live events, television programming and feature films. Our branded merchandise segment includes sales of consumer products through third party licensees, direct marketing and sales of merchandise both at our live events and via our website, magazines, home videos and sale of advertising and various services through our websites.  We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $15,867 and $38,922 for the three and six months ended October 28, 2005, respectively, as compared to $18,192 and $36,348 for the three and six months ended October 29, 2004, respectively. Unallocated assets consist primarily of cash, short-term investments and real property and other investments.

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Net Revenues:
Live and televised entertainment	$60,030	$66,743	$128,636	$131,943
Branded merchandise	28,903	17,114	54,109	33,464

Total net revenues	$88,933	$83,857	$182,745	$165,407

Depreciation and Amortization:
Live and televised entertainment	$1,116	$1,098	$2,156	$2,448
Branded merchandise	365	337	722	674
Corporate	1,300	1,616	2,599	2,849

Total depreciation and amortization	$2,781	$3,051	$5,477	$5,971

Operating Income:
Live and televised entertainment	$20,992	$18,195	$44,900	$38,869
Branded merchandise	13,367	6,310	24,002	11,283
Corporate	(15,431)	(20,365)	(34,174)	(34,784)

Total operating income	$18,928	$4,140	$34,728	$15,368

	As of

	October 28, 2005	April 30, 2005

Assets:
Live and televised entertainment	$91,881	$109,050
Branded merchandise	22,291	12,300
Unallocated (1)	344,015	320,055

Total assets	$458,187	$441,405

(1) Includes assets of discontinued operations of $417 and $544 as of October 28, 2005 and April 30, 2005, respectively.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

5.  Property and Equipment

          Property and equipment consisted of the following:

	As of

	October 28, 2005	April 30, 2005

Land, buildings and improvements	$56,844	$51,958
Equipment	43,497	42,511
Corporate aircraft	20,710	20,710
Vehicles	542	542

	121,593	115,721
Less accumulated depreciation and amortization	53,571	49,083

Total	$68,022	$66,638

          Depreciation and amortization expense for property and equipment was $2,274 and $4,463 for the three and six months ended October 28, 2005, respectively, and $2,553 and $4,976 for the three and six months ended October 29, 2004, respectively.

6. Feature Film Production Assets

          Feature film production assets are summarized as follows:

	As of

	October 28, 2005	April 30, 2005

Feature film productions:
In production	$32,377	$28,296
In development	856	475

Total	$33,233	$28,771

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

          Intangible assets consisted of the following:

	As of October 28, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,745	$(3,784)	$961
Trademarks and trade names	2,660	(2,027)	633

	$7,405	$(5,811)	$1,594

	As of April 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,745	$(2,993)	$1,752
Trademarks and trade names	2,660	(1,804)	856

	$7,405	$(4,797)	$2,608

          Amortization expense for the three months and six months ended October 28, 2005 was $507 and $1,014, respectively, and was $498 and $995 for the six months ended October 29, 2004, respectively.

          Estimated amortization expense for each of the years ending is as follows:

April 30, 2006	$2,028
April 30, 2007	568
April 30, 2008	12

$2,608

8.   Investments

          Short-term investments consisted of the following as of October 28, 2005 and April 30, 2005:

	October 28, 2005

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$138,227	$(3,089)	$135,138
United States Treasury Notes	19,602	(29)	19,573

Total	$157,829	$(3,118)	$154,711

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

	April 30, 2005

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$158,317	$(2,677)	$155,640
United States Treasury Notes	45,945	(98)	45,847

Total	$204,262	$(2,775)	$201,487

9.  Commitments and Contingencies

Legal Proceedings-

World Wide Fund for Nature

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Shenker & Associates; Bell; THQ/Jakks

          There has been no significant development in these related legal proceedings subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, except as follows:

          There has been no significant development in our litigation with Stanley Shenker & Associates, Inc.

          In our Connecticut state court litigation against James Bell, our former employee, and certain entities related to him, on or about August 10, 2005, we entered into an agreement to settle only our pending state law claims against Bell and entities related to him on favorable terms, while specifically preserving all federal claims.  Under the terms of the settlement of the state law claims against Bell and entities related to him, Bell agreed to pay, and paid, $2,500 to WWE and further agreed to cooperate fully with WWE and to provide complete and truthful testimony regarding various pending legal matters, including the federal litigation described below involving THQ/Jakks Pacific LLC, et al.

          In our litigation with THQ/Jakks Pacific LLC, Jakks Pacific, Inc., THQ, Inc., Shenker, Bell, and various other related persons and entities, the U.S. District Court for the Southern District of New York issued an Order dated August 18, 2005 setting an initial briefing schedule with respect to the defendants’ motions to dismiss our amended complaint, and such briefing has now been completed.  Oral argument on the pending motions to dismiss is scheduled for January 11, 2006.

Marvel Enterprises

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, except as follows:

          As previously reported, we entered into a favorable settlement with Marvel Enterprises, Inc. (“Marvel”) on our motion for the payment of attorneys’ fees and costs incurred in successfully defending against Marvel’s lawsuit.

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

10. Discontinued operations

          In early May 2001, we formalized our decision to discontinue operations of the XFL and in fiscal 2003 we closed the restaurant and retail operations of The World.  The results of the XFL and The World business and the assets and liabilities of the XFL and The World have been classified as discontinued operations in our consolidated financial statements and are summarized as follows:

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Discontinued operations:
Income from discontinued operations, net of minority interest and tax expense of $17 for the three and six months ended October 28, 2005, respectively, and net of tax expense of $777 and $718 for the three and six months ended October 29, 2004, respectively	$26	$1,444	$28	$1,333

	As of

	October 28, 2005	April 30, 2005

Assets:
Cash	$417	$544

Liabilities:
Accrued expenses	68	74
Minority interest	216	180

Total liabilities	$284	$254

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

          Our operations are organized around two principal activities:

•

Live and televised entertainment, which consists of live event and television programming and feature films.  Revenues consist principally of pay-per-view buys, attendance at live events, domestic and international television rights fees and sponsorships. Revenues also include the sale of television advertising time in Canada and, until October 2005, in the United States.

•

Branded merchandise, which consists of licensing and direct sale of merchandise. Revenues include sales of consumer products through third party licensees, direct marketing and sales of merchandise both at our live events and via our website, magazines, home videos and various services through our websites.

Results of Operations

Second Quarter Ended October 28, 2005 compared to Second Quarter Ended October 29, 2004
(Dollars in millions, except as noted)

Net Revenues	October 28, 2005	October 29, 2004	better (worse)

Live and televised	$60.0	$66.8	(10)%
Branded merchandise	28.9	17.1	69%

Total	$88.9	$83.9	6%

Operating Inocme	October 28, 2005	October 29, 2004	better (worse)

Live and televised	$21.0	$18.2	15%
Branded merchandise	13.3	6.3	111%
Corporate	(15.4)	(20.4)	25%

Total operating income	$18.9	$4.1	361%

Income from continuing operations	$11.7	$3.0	290%

Our live and televised segment revenues decreased primarily as a result of lower live event revenues, which reflect fewer international events as compared to the prior year.  Branded merchandise revenues increased due to the performance of our home video and licensing businesses. The branded merchandise segment experienced increased licensing sales outside of North America in the current quarter while sales of our merchandise domestically increased due to additional orders on our WWE Shop website.  Also, the release of several successful home video titles, including releases featuring The Undertaker, The Ultimate Warrior, and the WrestleMania Anthology box sets, drove a 31% increase in the gross units sold in the current quarter.

          Additional details regarding the results of the quarter follow below:

          The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	October 28, 2005	October 29, 2004	better (worse)

Live events	$13.0	$20.1	(35)%
Number of North American events	76	68	12%
Average North American attendance	4,300	3,800	13%
Average North American ticket price (dollars)	$35.59	$38.97	(9)%
Number of international events	2	15	(87)%
Average international attendance	9,800	9,500	3%
Average international ticket price (dollars)	$67.62	$70.42	(4)%
Pay-per-view	$18.8	$18.5	2%
Number of pay-per-view events	3	4	(25)%
Number of buys from pay-per-view events	1,290,200	1,131,900	14%
Domestic retail price (dollars)	$34.95	$34.95	—
Advertising	$7.7	$9.8	(21)%
Average weekly household ratings for RAW	3.8	3.5	9%
Average weekly household ratings for SmackDown	2.7	3.1	(13)%
Sponsorship revenues	$0.6	$0.8	(25)%
Television rights fees:
Domestic	$13.4	$12.7	6%
International	$7.0	$5.7	23%

          The decline in live events revenues is primarily attributable to fewer international events, which generate significantly more revenue per event than our North American events, due to the combination of higher average attendance and higher average ticket prices. The decline in the number of international events as compared to the prior year quarter was due to the timing of international touring schedule. In November, our third fiscal quarter, we completed a 15 event European tour.  This decline in revenues was offset, in part, by an increase in the average attendance at our domestic shows.

          We aired three pay-per-view events in the second quarter of fiscal 2006 as compared to four pay-per-view events in the prior year quarter.  The increase in total buys was partially due to an increase in prior year buys recorded in the current quarter.  In addition, international buys, which carry a lower price as compared to total buys, continued to increase during the current quarter resulting in a lower average revenue per buy.  We will produce sixteen pay-per-view events in fiscal 2006, as compared to fourteen events in fiscal 2005.

          As previously mentioned, we have entered into a new distribution agreement whereby our RAW program and a one-hour weekend RAW branded program air on USA Network, which began October 2005.  Under the terms of this agreement, we no longer sell or participate in any advertising revenue generated by these programs.  The impact of this change in revenue for the quarter was a reduction of approximately $0.7 million as compared to the prior year.  The remaining impact of this change for fiscal 2006, for the period of November through April 2006, is estimated to be a reduction in revenues of approximately $17.5 million as compared to the aggregate fiscal 2005 revenue.  Under the terms on the agreement, we will receive rights fees from USA Network similar to those received from SpikeTV, which aired this program until October 2005.

          The increase in international television rights fees was primarily due to additional fees received from India, Japan, South Korea and Italy.

          The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	October 28, 2005	October 29, 2004	better (worse)

Licensing	$6.4	$3.8	69%
Merchandise	$5.0	$3.9	28%
Domestic per capita spending (dollars)	$9.91	$9.17	8%
Magazine publishing	$3.1	$2.9	7%
Net units sold	1,135,000	986,000	15%
Home video	$11.9	$4.5	164%
Gross units sold	720,744	551,600	31%
Digital media	$2.3	$1.8	28%
Other	$0.2	$0.2	0%

          Licensing revenues increased due in part to approximately $2.0 million of additional revenues in the Toys category, particularly in territories outside North America.

          The increase in merchandise revenues is primarily due to a $0.9 million increase in our WWE Shop website sales as compared to the prior year quarter.  For our WWE Shop website, the number of orders increased from approximately 15,000 orders in the prior year quarter to approximately 36,000 orders in the current quarter.

          Home video revenues increased due in part  to an increase of approximately 0.2 million gross units sold and an approximate $5.00 per unit increase in the average sales price of our DVDs due to the release of additional higher priced multi-disc titles in the quarter.  Successful titles released in the current quarter included WrestleMania: The Complete Anthology box sets; Tombstone: The History of the Undertaker, which sold approximately 155,000 gross units; and The Self Destruction of the Ultimate Warrior, which sold approximately 118,000 gross units.  Our home video business continues to benefit from the investment in our original programming and third-party libraries as well as increased distribution with key retailers and the ongoing shift in consumer media buying and viewing behavior.

          Digital media increased primarily as a result of increased advertising, due in part to changes in our website design that allow advertisers additional options and more prominent advertisement placement.

Cost of Revenues	October 28, 2005	October 29, 2004	better (worse)

Live and televised	$34.2	$43.9	22%
Branded merchandise	13.1	8.6	(52)%

Total	$47.3	$52.5	10%

Profit contribution margin	47%	37%

          The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	October 28, 2005	October 29, 2004	better (worse)

Live events	$10.6	$15.3	31%
Pay-per-view	$6.0	$8.2	27%
Advertising	$2.4	$3.4	29%
Television production costs	$13.0	$14.4	10%
Other	$2.2	$2.6	15%

          Live events cost of revenues decreased due to the production of thirteen fewer international events during the current quarter as compared to last year.

          Pay-per-view costs of revenues decreased due to the airing of one less pay-per-view event as three events were produced in the current quarter as compared to four events in the year ago quarter.

          Advertising cost of revenues decreased primarily due to the absence of the television advertising participation costs under our new agreement with USA Network.

          Television production costs in the prior year quarter included the production of two international event broadcasts.

          The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	October 28, 2005	October 29, 2004	better (worse)

Licensing	$1.9	$1.1	(73)%
Merchandise	$3.6	$2.8	(29)%
Magazine publishing	$1.6	$1.7	6%
Home video	$4.8	$2.0	(140)%
Digital media	$1.1	$0.9	(22)%
Other	$0.1	$0.1	0%

          Licensing cost of revenues increased due primarily to additional talent royalties and commissions related to the higher revenues generated in the current quarter.

          Merchandise and Home video cost of revenues increased due to the costs associated with the additional units sold in the current quarter.

	October 28, 2005	October 29, 2004	better (worse)

Selling, general and administrative expenses	$18.8	$22.9	18%

          The following chart reflects the amounts and percent change of certain significant overhead items:

	October 28, 2005	October 29, 2004	better (worse)

Staff related	$10.5	$9.6	(9)%
Legal	(0.9)	2.4	138%
Consulting and accounting	1.3	1.5	13%
Advertising and promotion	1.8	1.7	(6)%
Bad debt	0.1	0.4	75%
All other	6.0	7.3	18%

Total SG&A	$18.8	$22.9	18%

SG&A as a percentage of net revenues	21%	27%

          Legal includes two favorable legal settlements received in the current quarter for approximately $3.4 million.

	October 28, 2005	October 29, 2004	better (worse)

Stock compensation costs	$1.1	$1.3	15%

          Stock compensation expense relates to our restricted stock program which was initiated in fiscal 2004.  During 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17.00 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units.  Approximately $0.4 was recorded in the current fiscal quarter related to this exchange offer.  The remaining charge of approximately $0.7 million in our second fiscal quarter of 2006 reflects the amortization of restricted stock grants issued to employees under our 1999 Long-Term Incentive Plan (“LTIP”).

	October 28, 2005	October 29, 2004	better (worse)

Depreciation and amortization	$2.8	$3.1	9%
Investment income, net	$1.4	$1.0	40%
Interest expense	$0.1	$0.2	50%

	October 28, 2005	October 29, 2004

Provision for income taxes	$8.4	$1.7
Effective tax rate	42%	36%

The increase in the effective tax rate is primarily due to an increase in capital losses recorded which are not offset by capital gains.

Six Months Ended October 28, 2005 compared to Six Months Ended October 29, 2004 (dollars in millions)

Net Revenues	October 28, 2005	October 29, 2004	better (worse)

Live and televised	$128.6	$131.9	(3)%
Branded merchandise	54.1	33.5	61%

Total	$182.7	$165.4	10%

Operating Income	October 28, 2005	October 29, 2004	better (worse)

Live and televised	$44.9	$38.9	15%
Branded merchandise	24.0	11.3	112%
Corporate	(34.2)	(34.8)	2%

Total operating income	$34.7	$15.4	125%

Income from continuing operations	$22.9	$10.8	112%

The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	October 28, 2005	October 29, 2004	better (worse)

Live events	$29.5	$38.0	(22)%
Number of North American events	139	147	(5)%
Average North American attendance	4,400	3,800	16%
Average North American ticket price (dollars)	$36.47	$38.03	(4)%
Number of international events	9	25	(64)%
Average international attendance	10,500	9,400	12%
Average international ticket price (dollars)	$73.93	$71.18	4%
Pay-per-view	$40.4	$35.4	14%
Number of buys from pay-per-view events	2,734,800	2,253,800	21%
Advertising	$18.1	$20.4	(11)%
Average weekly household ratings for RAW	3.8	3.6	6%
Average weekly household ratings for SmackDown	2.9	3.1	(6)%
Sponsorship revenues	$1.5	$1.7	(12)%
Television rights fees:
Domestic	$26.3	$26.5	(1)%
International	$14.1	$11.7	21%

          Live events revenue decrease is due to a decrease in the number of events year over year specifically a decline in the number of international events.  We held nine international events during the six month period ended October 28, 2005 as compared to 25 events during the six month period ended October 29, 2006.  The decline in the number of international events was due to the timing of the tour schedule as we completed a 15 event tour across Europe in November, our third fiscal quarter. As previously discussed, international events generate significantly more revenue than North American events, due to the combination of higher average attendance and higher average ticket prices.   The decrease in revenue was partially offset by an increase in the average attendance at our North American live events.

          Pay-per-view revenues increased due to the 21% increase in pay-per-view buys, as we aired eight pay-per-view events in both periods. The SummerSlam and Vengeance events produced in the current period were responsible for the majority of the increased buys.  We anticipate airing 16 pay-per-view events in fiscal 2006 as compared to 14 events in fiscal 2005.

          As previously mentioned, we have entered into a new distribution agreement whereby our RAW program and a one-hour weekend RAW branded program airs on USA Network, which began October 2005.  Under the terms of this agreement, we no longer sell or participate in any advertising revenue generated by these programs.  The impact of this change in revenue for the six months was a reduction of approximately $0.7 million as compared to the prior year.  The remaining impact of this change for fiscal 2006, for the period of November through April 2006, is estimated to be a reduction in revenues of approximately $17.5 million as compared to the aggregate fiscal 2005 revenue.  Under the terms on the agreement, we will receive rights fees from USA Network similar to those received from SpikeTV, which aired this program until October 2005.

          The increase in international television rights fees was primarily due to additional fees received from India and South Korea.

          The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	October 28, 2005	October 29, 2004	better (worse)

Licensing	$13.9	$6.9	101%
Merchandise	$10.2	$7.6	34%
Per capita spending (dollars)	$10.23	$9.16	12%
Publishing	$5.3	$5.1	4%
Net units sold	1,865,300	1,775,400	5%
Home video	$20.4	$10.3	98%
Gross units sold	1,442,800	1,047,000	38%
Digital Media	$4.1	$3.3	24%
Other	$0.2	$0.3	(33)%

          Licensing revenues increased approximately $7.0 million primarily due to an increase in toy, novelties and multimedia games sales.  $4.7 million of the increase is due to increased sales in the international market.

          Home video revenues increased due to an increase of approximately 0.4 million gross units sold and an approximate increase of $3.00 per unit in the average sales price of our DVDs due to the release of several higher priced multi-disc titles in the current period.  These higher price titles included WrestleMania 21, Tombstone: The History of the Undertaker, and Greatest Wrestling Stars of the 80’s, all of which were included in the top four titles in terms of units sold during the current period.  Our home video business continues to benefit from the investment in our original programming and third-party libraries as well as increased distribution with key retailers and the ongoing shift in consumer media buying and viewing behavior.

Cost of Revenues	October 28, 2005	October 29, 2004	better (worse)

Live and televised	$74.4	$83.2	11%
Branded merchandise	25.4	17.7	(44)%

Total	$99.8	$100.9	1%

Profit contribution margin	45%	40%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	October 28, 2005	October 29, 2004	better (worse)

Live events	$23.4	$29.3	20%
Pay-per-view	$14.6	$14.8	2%
Advertising	$6.0	$7.0	14%
Television production costs	$25.8	$27.3	6%
Other	$4.6	$4.8	4%

          The profit contribution margin for the Live and Televised businesses was approximately 42% for the current period as compared to 37% in the prior year period.

          Live events cost of revenues decreased due to the production of sixteen fewer international events during the current period.

          Advertising cost of revenues decreased primarily due to the absence of the television advertising participation costs under our new agreement with USA Network.

          The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	October 28, 2005	October 29, 2004	better (worse)

Licensing	$4.3	$2.2	(95)%
Merchandise	$6.9	$5.8	(19)%
Publishing	$2.9	$3.0	3%
Home video	$9.0	$4.5	(100)%
Digital media	$2.2	$2.1	(5)%
Other	$0.1	$0.1	—

          The profit contribution margin for branded merchandise was 53% for the current period as compared to 47% in the prior period.  The increase in the cost of revenues for branded merchandise is directly related to increased revenues generated during the current period.

          Licensing cost of revenues increased due to the additional talent royalties and commissions related to the higher revenues generated during the current quarter.  The profit contribution margin for licensing was 69% during the current period compared to 66% during the prior period.

          Home video cost of revenues increased due to costs associated with the additional units sold in the current quarter.

	October 28, 2005	October 29, 2004	better (worse)

Selling, General and Administrative Expenses	$41.0	$40.8	(1)%

          The following chart reflects the amounts and percent change of certain significant overhead items:

	October 28, 2005	October 29, 2004	better (worse)

Staff related	$22.0	$20.2	(9)%
Legal	1.5	5.0	70%
Consulting and accounting	2.6	2.8	7%
Advertising and promotion	2.4	2.6	8%
Bad debt	0.4	0.7	42%
All other	12.1	9.5	(27)%

Total SG&A	$41.0	$40.8	(1)%

SG&A as a percentage of net revenues	22%	25%

          The increase in staff related expense is due in part to severance pay related to certain restructuring plans implemented during the current period.  Legal costs were reduced by approximately $3.4 million related to favorable settlements of litigation.    In addition, included in the prior year quarter in the all other category was a $2.1 million reduction of sales tax expense due to a tax refund.

	October 28, 2005	October 29, 2004	better (worse)

Stock compensation costs	$1.7	$2.4	29%

As previously discussed, the stock option exchange offer accounted for approximately $0.8 in the current fiscal period, with $0.3 million remaining to be paid in fiscal 2006 relating to this exchange offer.  The remaining charge of approximately $0.9 million in the current fiscal period reflects the amortization of restricted stock grants issued to employees under our LTIP.

	October 28, 2005	October 29, 2004	better (worse)

Depreciation and amortization	$5.5	$6.0	8%
Investment income	$3.3	$2.3	43%
Interest expense	$0.3	$0.3	0%

	October 28, 2005	October 29, 2004

Provision for income taxes	$14.6	$6.5
Effective tax rate	39%	38%

Discontinued operations — The World.  During October 2004, we reached a tentative agreement to assign the remaining term of the lease for The World, our entertainment complex in New York City, to a third party.  Based on these circumstances, we reduced the accrual for estimated shutdown costs to the amount required under the negotiated settlement of the lease assignment.   As a result, income from discontinued operations of The World, net of taxes, was $1.3 million for the six months ended October 29, 2004.  This assignment relieved the Company of all further obligations related to this property.

Liquidity and Capital Resources

          Cash flows from operating activities for the six months ended October 28, 2005 and October 29, 2004 were $41.9 million and $5.1 million, respectively. Cash flows provided by operating activities from continuing operations were $41.7 million and $7.2 million for the six months ended October 28, 2005 and October 29, 2004, respectively.  Cash flow used for the six months ended October 28, 2004 included $16.2 million for cash taxes paid.  Working capital, consisting of current assets less current liabilities, was $278.9 million as of October 28, 2005 and $278.1 million as of April 30, 2005.

          Cash flows provided by investing activities were $40.2 million and $44.3 million for six months ended October 28, 2005 and the six months ended October 29, 2004, respectively.  As of November 22, 2005, we had approximately $187.1 million invested primarily in fixed-income mutual funds and short-term U.S. Treasury Notes.  Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.  Capital expenditures for the six months ended October 28, 2005 were $5.8 million as compared to $2.9 million for the six months ended October 29, 2004.  Capital expenditures in the current period include approximately $4.5 million for the purchase of land adjacent to our television studio.

          Cash flows used in financing activities for the six months ended October 28, 2005 were $15.2 million and were $8.3 million for the six months ended October 29, 2004.  In July and October 2005, we paid quarterly dividends of $0.12 per share, or an aggregate of approximately $16.6 million, on all Class A and Class B common shares.  During the six months ended October 29, 2004, we paid two quarterly dividends of $0.06 per share, or approximately $8.2 million, on all Class A and Class B common shares.  On December 1, 2005,  the Company’s board of directors authorized the increase of quarterly dividends to $0.24 on all Class A and Class B common shares.  The record date for the first dividend at this increased rate is December 31, 2005 with a payment date scheduled for January 10, 2006.

          We are producing feature films in order to further capitalize on our intellectual property and fan base.  We have two film projects that are currently in post-production.  As of October 28, 2005 we have approximately $33.2 million in capitalized film development costs.  These two film projects represent the first steps for our film entertainment initiative, and subsequent films are expected to be developed.

Contractual Obligations

          In addition to long-term debt, we have entered into various other contracts under which we are required to make guaranteed payments, including:

•	Various operating leases for office space and equipment.

•

Employment contract with Vincent K. McMahon, which runs through October 2007, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract.  Mr. McMahon is currently waiving his salary under this agreement.

•

Employment contract with Linda E. McMahon, which runs through October 2007, with annual renewals thereafter if not terminated by us or Mrs. McMahon.  Mrs. McMahon is currently waiving her salary under this agreement.

•	Other employment contracts which are generally for one-to three-year terms.

•	Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.

          Our aggregate minimum payment obligations under these contracts as of October 28, 2005, assuming the continued waiver of salaries by Mr. and Mrs. McMahon, were as follows:

	Payments due by period

	Through FY 2006	FY 2007 – FY 2009	FY 2010 – FY 2011	After FY 2012	Total

	($ in millions)
Long-term debt	$0.4	$2.6	$2.2	$2.4	$7.6
Operating leases	0.5	1.5	—	—	2.0
Talent, employment agreements and other commitments	4.7	21.0	5.3	24.0	54.9

Total commitments	$5.5	$25.1	$7.5	$26.4	$64.5

          We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and payment of quarterly dividends. As previously disclosed, on December 1, 2005 the Company’s board of directors authorized the increase of quarterly dividends to $0.24 on all Class A and Class B common shares.  The record date for the first dividend at this increased rate is December 31, 2005 with a payment date scheduled for January 10, 2006.

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

	As of

	October 28, 2005	April 30, 2005

	($ in millions)
Pay-per-view accounts receivable	$13.5	$26.8
Advertising reserve for underdelivery	$0.6	$2.6
Home video reserve for returns	$3.8	$2.9
Publishing newsstand reserve for returns	$3.3	$4.6
Allowance for doubtful accounts	$3.7	$3.3

Recent Accounting Pronouncements

          There are no accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming and, in this regard, our agreement with UPN for the broadcast of our television show SmackDown runs until September 2006;  (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks as we expand into new and complementary businesses such as subscription video-on-demand and feature films; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xvii) our Class A common stock has a relatively small public “float”.  The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

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

Interest Rate Risk

          We are exposed to interest rate risk related to our debt and investment portfolio.  Our debt primarily consists of the mortgage related to our corporate headquarters, which has an annual interest rate of 7.6%.  Due to the decrease in mortgage rates, this debt is now at a rate in excess of market, however due to the terms of our agreement we have been prohibited from refinancing.  The impact of the decrease in mortgage rates is considered immaterial to our consolidated financial statements.

          Our investment portfolio currently consists primarily of fixed-income mutual funds and treasury notes, with a strong emphasis placed on preservation of capital.  In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than one year.

Item 4.  Controls and Procedures

          Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of October 28, 2005. No change in internal control over financial reporting occurred during the quarter ended October 28, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 9 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

          (a)     The Annual Meeting of Stockholders was held on September 15, 2005.

          (c)     At the meeting all eight Directors of the Company were reelected as follows:

	Votes

Nominees	For	Withheld

Vincent K. McMahon	490,251,584	5,492,290
Linda E. McMahon	490,268,324	5,475,550
Robert A. Bowman	495,453,367	290,507
David Kenin	495,453,975	289,899
Joseph Perkins	490,864,690	4,879,184
Michael B. Solomon	495,403,593	340,281
Lowell P. Weicker, Jr.	495,452,052	291,822
Michael Sileck	490,004,596	5,739,278

          In addition, the appointment of Deloitte and Touche LLP as independent registered public accounting firm for the Company for the fiscal year ending April 30, 2006 was ratified as follows:

Votes

For	Against	Abstain

495,032,431	699,864	11,579

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: December 1, 2005	By:	/s/ Michael Sileck

Michael Sileck
Chief Financial Officer