Form 10-Q
period 2006-01-27
WORLD WRESTLING ENTERTAINMENTINC
filed 2006-03-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2006

or

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer  ☒                 Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At February 23, 2006 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 22,245,587 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005

Net revenues	$103,042	$82,719	$285,788	$248,126
Cost of revenues	56,188	44,426	155,995	145,336
Selling, general and administrative expenses	21,899	21,652	62,942	62,426
Depreciation and amortization	2,596	3,004	8,072	8,975
Stock compensation costs	1,652	1,240	3,343	3,625

Operating income	20,707	12,397	55,436	27,764

Investment income, net	2,213	1,341	5,482	3,607
Interest expense	146	160	448	489
Other income, net	1,024	1,632	814	1,567

Income before income taxes	23,798	15,210	61,284	32,449
Provision for income taxes	10,205	4,222	24,836	10,699

Income from continuing operations	13,593	10,988	36,448	21,750

Income (loss) from discontinued operations, net of minority interest and taxes	6	(69)	34	1,264

Net income	$13,599	$10,919	$36,482	$23,014

Earnings per share – Basic:
Continuing operations	$0.20	$0.16	$0.53	$0.32
Discontinued operations	$0.00	$0.00	$0.00	$0.02
Net income	$0.20	$0.16	$0.53	$0.34
Earnings per share – Diluted:
Continuing operations	$0.19	$0.16	$0.52	$0.31
Discontinued operations	$0.00	$0.00	$0.00	$0.02
Net income	$0.19	$0.16	$0.52	$0.33
Weighted average common shares outstanding:
Basic	69,282	68,586	69,092	68,540
Diluted	70,429	69,390	70,121	69,377

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of January 27, 2006	As of April 30, 2005

CURRENT ASSETS:
Cash and equivalents	$121,907	$56,568
Short-term investments	156,099	201,487
Accounts receivable, net	66,848	61,901
Inventory, net	2,227	1,057
Prepaid expenses and other current assets	12,433	15,191
Assets of discontinued operations	445	544

Total current assets	359,959	336,748

PROPERTY AND EQUIPMENT, NET	66,773	66,638
FEATURE FILM PRODUCTION ASSETS	34,282	28,771
INTANGIBLE ASSETS, NET	1,087	2,608
OTHER ASSETS	11,551	6,640

TOTAL ASSETS	$473,652	$441,405

CURRENT LIABILITIES:
Current portion of long-term debt	$801	$756
Accounts payable	18,932	15,669
Accrued expenses and other liabilities	34,862	21,151
Deferred income	20,961	20,843
Liabilities of discontinued operations	294	254

Total current liabilities	75,850	58,673

LONG-TERM DEBT	6,593	7,198
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	212	210
Class B common stock	487	479
Additional paid-in capital	266,481	254,716
Accumulated other comprehensive income (loss)	133	(908)
Retained earnings	123,896	121,037

Total stockholders’ equity	391,209	375,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,652	$441,405

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended

	January 27, 2006	January 28, 2005

OPERATING ACTIVITIES:
Net income	$36,482	$23,014
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(34)	(1,264)
Revaluation of warrants	(1,773)	(835)
Depreciation and amortization	8,072	8,975
Realized loss on sale of investments	1,346	1,039
Amortization of investment income	(1,207)	(231)
Stock compensation costs	3,343	3,265
Provision for doubtful accounts	592	(20)
Provision for inventory obsolescence	956	911
Provision for deferred income taxes	724	1,086
Changes in assets and liabilities:
Accounts receivable	(5,539)	18,085
Inventory	(2,126)	(989)
Prepaid expenses and other assets	(5,174)	(2,070)
Feature film production assets	(5,511)	(22,771)
Accounts payable	3,262	4,613
Accrued expenses and other liabilities	18,137	(15,737)
Deferred income	486	(1,387)

Net cash provided by continuing operations	52,036	16,044
Net cash provided by (used in) discontinued operations	173	(7,057)

Net cash provided by operating activities	52,209	8,987

INVESTING ACTIVITIES:
Additions to property and equipment	(6,685)	(3,858)
Purchase of other assets	—	(270)
Purchase of short-term investments	(52,956)	(35,460)
Proceeds from sales or maturities of short-term investments	97,898	69,863

Net cash provided by continuing operations	38,257	30,275
Net cash used in discontinued operations	—	—

Net cash provided by investing activities	38,257	30,275

FINANCING ACTIVITIES:
Repayments of long-term debt	(560)	(518)
Dividends paid	(33,201)	(16,454)
Issuance of stock, net	431	410
Proceeds from exercise of stock options	8,203	213

Net cash used in continuing operations	(25,127)	(16,349)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(25,127)	(16,349)

NET INCREASE IN CASH AND EQUIVALENTS	65,339	22,913
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	56,568	48,467

CASH AND EQUIVALENTS, END OF PERIOD	$121,907	$71,380

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(dollars and shares in thousands)
(unaudited)

	Common Stock		Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares	Amount

Balance, May 1, 2005	68,881	$689	$254,716	$(908)	$121,037	$375,534
Comprehensive income:
Net income					36,482	36,482
Translation adjustment				1,009		1,009
Unrealized holding loss, net of tax				(803)		(803)
Reclassification adjustment for losses realized in net income, net of tax				835		835

Total comprehensive income						37,523

Stock compensation costs			3,343			3,343
Stock issuances, net	280	3	(870)			(867)
Exercise of stock options	700	7	8,196			8,203
Tax benefit from exercises			674			674
Dividends paid			422		(33,623)	(33,201)

Balance, January 27, 2006	69,861	$699	$266,481	$133	$123,896	$391,209

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

          Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our income from continuing operations and basic and diluted earnings from continuing operations per common share for the three and nine months ended January 27, 2006 and January 28, 2005 would have been impacted as shown in the following table:

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

		Three months ended		Nine months ended

		January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005

Reported income from continuing operations		$13,593	$10,988	$36,448	$21,750
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	1,024	769	2,073	2,247
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,196)	(1,200)	(2,904)	(3,441)

Pro forma income from continuing operations		$13,421	$10,557	$35,617	$20,556

Reported basic earnings from continuing operations per common share		$0.20	$0.16	$0.53	$0.32
Reported diluted earnings from continuing operations per common share		$0.19	$0.16	$0.52	$0.31
Pro forma basic earnings from continuing operations per common share		$0.19	$0.15	$0.52	$0.30
Pro forma diluted earnings from continuing operations per common share		$0.19	$0.15	$0.51	$0.30

        Equity Transactions

          In July 2005 and October 2005 we paid quarterly dividends of $0.12 per share, and in January 2006 we paid a quarterly dividend of $0.24 per share, or an aggregate of $33,201, on all Class A and Class B common shares.

          In September 2005, we granted 470,000 restricted stock units at a price per share of $13.23.  Such issuances were granted to officers and employees under our 1999 Long-term Incentive Plan. Total compensation cost related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, is $6,218 and is being amortized over the vesting period, which is three years.

          Stock-based compensation expense for the three months ended January 27, 2006 and January 28, 2005 related to restricted stock grants was $1,652 ($1,024 net of tax) and $1,240 ($769 net of tax), respectively.  Stock-based compensation expense for the nine months ended January 27, 2006 and January 28, 2005 related to restricted stock grants was $3,343 ($2,073 net of tax) and $3,625 ($2,247 net of tax), respectively.  No compensation expense was recorded for the stock options granted under the intrinsic value accounting method followed by the Company.

3.     Earnings Per Share

          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Nine months ended

	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005

Basic	69,282,145	68,585,735	69,092,134	68,540,068
Diluted	70,428,554	69,390,049	70,121,136	69,377,069
Dilutive effect of outstanding options and restricted stock units	1,146,409	804,313	1,029,002	837,001
Anti-dilutive outstanding options	306,200	2,862,000	2,162,454	2,862,000

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

4.     Segment Information

          Our operations are conducted within two reportable segments, live and televised entertainment, and branded merchandise. The live and televised entertainment segment consists of live events, television programming and feature films. Our branded merchandise segment includes sales of consumer products through third party licensees, direct marketing and sales of merchandise both at our live events and via our website, magazines, home videos and sale of advertising and various services through our websites.  We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $26,305 and $65,227 for the three and nine months ended January 27, 2006, respectively, as compared to $16,051 and $54,600 for the three and nine months ended January 28, 2005, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three months ended		Nine months ended

	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005

Net Revenues:
Live and televised entertainment	$60,431	$57,182	$189,068	$189,125
Branded merchandise	42,611	25,537	96,720	59,001

Total net revenues	$103,042	$82,719	$285,788	$248,126

Depreciation and Amortization:
Live and televised entertainment	$1,142	$1,134	$3,298	$3,317
Branded merchandise	201	337	922	1,011
Corporate	1,253	1,533	3,852	4,647

Total depreciation and amortization	$2,596	$3,004	$8,072	$8,975

Operating Income:
Live and televised entertainment	$18,336	$18,752	$63,236	$57,885
Branded merchandise	21,744	12,272	45,747	23,555
Corporate	(19,373)	(18,627)	(53,547)	(53,676)

Total operating income	$20,707	$12,397	$55,436	$27,764

	As of

	January 27, 2006	April 30, 2005

Assets:
Live and televised entertainment	$95,869	$109,050
Branded merchandise	39,848	12,300
Unallocated (1)	337,935	320,055

Total assets	$473,652	$441,405

(1) Includes assets of discontinued operations of $445 and $544 as of January 27, 2006 and April 30, 2005, respectively.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

5.     Property and Equipment

          Property and equipment consisted of the following:

	As of

	January 27, 2006	April 30, 2005

Land, buildings and improvements	$55,940	$51,958
Equipment	44,404	42,511
Corporate aircraft	20,710	20,710
Vehicles	519	542

	121,573	115,721
Less accumulated depreciation and amortization	54,800	49,083

Total	$66,773	$66,638

          Depreciation and amortization expense for property and equipment was $2,089  and $6,551 for the three and nine months ended January 27, 2006, respectively, and $2,364 and $7,341 for the three and nine months ended January 28, 2005, respectively.

6.     Feature Film Production Assets

          Feature film production assets are summarized as follows:

	As of

	January 27, 2006	April 30, 2005

Feature film productions:
In production	$33,195	$28,296
In development	1,087	475

Total	$34,282	$28,771

          We have completed the production for two theatrical film releases and we have agreements for the worldwide distribution of these films and certain related rights and products.  Release dates have been scheduled for both films during calendar 2006.

          In addition to the capitalized production costs related to these two films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment if, and when, a project is deemed to be abandoned.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

7.     Intangible Assets

          Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years.

          Intangible assets consisted of the following:

	As of January 27, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,745	$(4,179)	$566
Trademarks and trade names	2,660	(2,139)	521

	$7,405	$(6,318)	$1,087

	As of April 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,745	$(2,993)	$1,752
Trademarks and trade names	2,660	(1,804)	856

	$7,405	$(4,797)	$2,608

          Amortization expense for the three months and nine months ended January 27, 2006 was $507 and $1,521, respectively, and was $640 and $1,635 for the nine months ended January 28, 2005, respectively.

          Estimated amortization expense for each of the fiscal years ending is as follows:

April 30, 2006	$2,028
April 30, 2007	568
April 30, 2008	12

$2,608

8.     Investments

          Short-term investments consisted of the following as of January 27, 2006 and April 30, 2005:

	January 27, 2006

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$106,324	$(2,710)	$103,614
United States Treasury Notes	52,490	(5)	52,485

Total	$158,814	$(2,715)	$156,099

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

	April 30, 2005

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$158,317	$(2,677)	$155,640
United States Treasury Notes	45,945	(98)	45,847

Total	$204,262	$(2,775)	$201,487

9.     Commitments and Contingencies

Legal Proceedings-

World Wide Fund for Nature

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, except as follows:

          In January 2006, the English High Court held a hearing to determine as a preliminary issue whether the World Wide Fund for Nature (“Fund”) is legally entitled to claim restitutionary damages in the form of a percentage of certain of our gross revenues.  By Judgment dated February 16, 2006, the Court ruled that the Fund is entitled in point of law to seek restitutionary damages, but that the question whether the Fund is entitled in point of fact to claim or recover damages on that basis remains to be determined.  The Fund has been ordered to provide further clarification of its claim by March 2, 2006, and the Fund has made a filing with the Court.  We have been granted permission to appeal parts of the judgment; if we appeal, the proceedings will be stayed pending the outcome of any such appeal.

Shenker & Associates; Bell; THQ/Jakks

          There has been no significant development in these related legal proceedings subsequent to the disclosure in Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, except as follows:

          There has been no significant development in our litigation with Stanley Shenker & Associates, Inc. (“SSAI”).

          As previously reported, in our Connecticut state court litigation against James Bell, our former employee, and certain entities related to him, on or about August 10, 2005, we entered into an agreement to settle only our pending state law claims against Bell and entities related to him on favorable terms, while specifically preserving all federal claims.  Under the terms of the settlement of the state law claims against Bell and entities related to him, Bell agreed to pay, and paid, $2,500 to WWE and further agreed to cooperate fully with WWE and to provide complete and truthful testimony regarding various pending legal matters, including the federal litigation described below involving THQ/Jakks Pacific LLC, et al.

          In our litigation with THQ/Jakks Pacific LLC, Jakks Pacific, Inc., THQ, Inc., Shenker, Bell, and various other related persons and entities, the U.S. District Court for the Southern District of New York issued an Order dated August 18, 2005 setting an initial briefing schedule with respect to the defendants’ motions to dismiss our amended complaint, and such briefing has now been completed.  Oral argument on the pending motions to dismiss was held on January 11, 2006.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

IPO Class Action

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

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

10. Discontinued operations

          In early May 2001, we formalized our decision to discontinue operations of the XFL and in fiscal 2003 we closed the restaurant and retail operations of The World.  The results of the XFL and The World business and the assets and liabilities of the XFL and The World have been classified as discontinued operations in our consolidated financial statements and are summarized as follows:

	Three months ended		Nine months ended

	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005

Discontinued operations:
Income (loss) from discontinued operations, net of minority interest and taxes of $13 and $60 for the three and nine months ended January 27, 2006, respectively, and net of minority interest and tax expense of $0 and $718 for the three and nine months ended January 28, 2005, respectively	$6	$(69)	$34	$1,264

	As of

	January 27, 2006	April 30, 2005

Assets:
Cash	$445	$544

Liabilities:
Accrued expenses	68	74
Minority interest	226	180

Total liabilities	$294	$254

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

Results of Operations

Third Quarter Ended January 27, 2006 compared to Third Quarter Ended January 28, 2005
(Dollars in millions, except as noted)

Net Revenues	January 27, 2006	January 28, 2005	better (worse)

Live and televised	$60.4	$57.1	6%
Branded merchandise	42.6	25.6	66%

Total	$103.0	$82.7	25%

Operating Income	January 27, 2006	January 28, 2005	better (worse)

Live and televised	$18.3	$18.7	(2)%
Branded merchandise	21.7	12.3	76%
Corporate	(19.3)	(18.6)	(4)%

Total operating income	$20.7	$12.4	67%

Income from continuing operations	$13.6	$11.0	24%

          Our live and televised revenues increased due to several successful international tours and increased pay-per-view buys due in part to the airing of one additional pay-per-view event in the current quarter as compared to the prior year.  These increases were partially offset by the absence of domestic television advertising revenues as a result of our new distribution agreement with USA Network.

          Branded merchandise revenues increased based on the performance of our home video business, which included a release detailing the story of Bret “Hitman” Hart.  Additionally, merchandise sales via our website increased significantly during the Christmas season primarily due to the additional number of orders received and a higher amount per order being spent by our customers.

          The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	January 27, 2006	January 28, 2005	better (worse)

Live events	$18.2	$11.3	61%
Number of North American events	53	76	(30)%
Average North American attendance	5,200	4,000	30%
Average North American ticket price (dollars)	$36.06	$36.49	(1)%
Number of international events	19	1	1800%
Average international attendance	8,600	7,700	12%
Average international ticket price (dollars)	$63.15	$35.38	78%
Pay-per-view	$19.1	$15.5	23%
Number of pay-per-view events	4	3	33%
Number of buys from pay-per-view events	1,362,900	1,043,300	31%
Average revenue per buy (dollars)	$13.79	$14.30	(4)%
Domestic retail price (dollars)	$34.95	$34.95	0%
Advertising	$2.3	$10.8	(79)%
Sponsorship revenues	$0.5	$1.3	(62)%
Television rights fees:
Domestic	$13.5	$13.4	1%
International	$6.9	$6.1	13%
Ratings:
Average weekly household ratings for RAW	3.9	3.6	8%
Average weekly household ratings for SmackDown	2.8	3.4	(18)%

          The increase in live event revenues is attributable to additional international events, which generate significantly more revenue per event than our North American events due to the combination of higher average ticket price and higher average attendance.  The increased number of international events is due to the timing of our tours.  For the full fiscal year 2006, we are planning a total of 56 international events as compared to 49 international events in fiscal 2005.

          We aired four pay-per-view events in the third quarter of fiscal 2006 as compared to three pay-per-view events in the prior year quarter.  The additional event, Taboo Tuesday, generated approximately 215,000 buys in the current quarter, and was included in the second quarter in fiscal 2005. The remaining three events that aired in the current quarter all exceeded the buys recorded for the same events in the prior year quarter.  We will produce sixteen pay-per-view events in fiscal 2006, as compared to fourteen events in fiscal 2005.

          As previously mentioned, we have entered into a new distribution agreement whereby our RAW program and a one-hour weekend RAW branded program air on USA Network.  Under the terms of this agreement, we no longer sell or participate in any advertising revenue generated by these programs.  The impact of this change in revenue for the quarter was a reduction of approximately $7.0 million as compared to the prior year.  The remaining impact of this change for fiscal 2006, for the period of February through April 2006, is estimated to be a reduction in revenues of approximately $9.8 million as compared to the aggregate fiscal 2005 advertising revenue.  Under the terms of the agreement, we receive rights fees from USA Network similar to those received from SpikeTV, which aired this program until October 2005.  Advertising revenues in the current quarter include sales of advertising on our Canadian television programs and various sponsorship packages.

          The increase in international television rights fees was primarily due to additional fees received from India and South Korea.

          The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	January 27, 2006	January 28, 2005	better (worse)

Licensing	$12.3	$10.4	18%
Merchandise	$9.5	$4.4	116%
Domestic venue per capita spending (dollars)	$9.32	$8.70	7%
WWE Shop per order spending (dollars)	$62.37	$49.32	26%
Magazine publishing	$3.0	$3.5	(14)%
Net units sold	1,093,900	1,097,800	0%
Home video	$15.1	$4.8	215%
Gross units sold	933,800	524,300	78%
Digital media	$2.6	$2.3	13%
Other	$0.1	$0.2	(50)%

          Licensing revenues increased due in part to approximately $1.9 million of additional revenues in the multimedia games category.  Approximately $4.7 million of the $12.3 million of licensing revenues were derived from international sales.

          The increase in merchandise revenues is primarily due to a $4.0 million increase in our WWE Shop website sales as compared to the prior year quarter.  Orders delivered from our WWE Shop website increased from approximately 35,600 orders in the prior year quarter to approximately 92,600 orders in the current quarter.

          Home video revenues increased due in part to an increase of approximately 0.4 million gross units sold and an approximate $4.02 per unit increase in the average sales price of our DVDs due to the release of additional higher priced multi-disc titles in the quarter.  Successful titles in the current quarter included Bret “Hitman” Hart: The Best There Is, The Best There Was, The Best There Ever Will Be, which sold approximately 178,000 gross units, and the continued sale of our WrestleMania: The Complete Anthology box sets. Our home video business continues to benefit from the investment in our original programming and third-party libraries as well as increased distribution with key retailers and the ongoing shift in consumer media buying and viewing behavior.

          Digital media revenues increased primarily as a result of increased advertising, due in part to changes in our website design that allow advertisers additional options and more prominent advertisement placement.

Cost of Revenues	January 27, 2006	January 28, 2005	better (worse)

Live and televised	$37.6	$33.5	(12)%
Branded merchandise	18.6	10.9	(71)%

Total	$56.2	$44.4	(27)%

Profit contribution margin	45%	46%

          The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	January 27, 2006	January 28, 2005	better (worse)

Live events	$14.3	$9.4	(52)%
Pay-per-view	$7.3	$5.5	(33)%
Advertising	$0.4	$3.5	89%
Television production costs	$13.5	$12.8	(5)%
Other	$2.1	$2.3	9%

          Live events cost of revenues increased due to the production of eighteen additional international events during the current quarter as compared to last year.

          Pay-per-view costs of revenues increased due to the airing of one additional pay-per-view event as four events were produced in the current quarter as compared to three events in the year ago quarter.

          Advertising cost of revenues decreased primarily due to the absence of the television advertising participation costs under our new agreement with USA Network.

          Television production costs in the current quarter include the production of two international event broadcasts.

          The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	January 27, 2006	January 28, 2005	better (worse)

Licensing	$2.8	$2.9	3%
Merchandise	$6.0	$3.0	(100)%
Magazine publishing	$1.9	$1.9	0%
Home video	$6.4	$2.4	(166)%
Digital media	$1.4	$0.6	(133)%
Other	$0.1	$0.1	0.0%

          Licensing cost of revenues decreased despite the 16% increase in licensing revenues due to a greater proportion of non-commission bearing royalties received in the current quarter.

          Merchandise and Home video cost of revenues increased due to the costs associated with the additional units sold in the current quarter.

	January 27, 2006	January 28, 2005	better (worse)

Selling, general and administrative expenses	$21.9	$21.7	(1)%

The following chart reflects the amounts and percent change of certain significant overhead items:

	January 27, 2006	January 28, 2005	better (worse)

Staff related	$12.0	$9.6	(25)%
Legal	1.6	3.4	53%
Consulting and accounting	1.3	1.3	0%
Advertising and promotion	0.8	2.0	60%
Bad debt	0.2	(0.7)	(129)%
All other	6.0	4.7	(28)%

Total SG&A	21.9	$21.7	(1)%

SG&A as a percentage of net revenues	21%	26%

The increase in staff related expenses is primarily due to additional accrued bonus payments that are linked to the Company’s achievement of certain performance thresholds.

	January 27, 2006	January 28, 2005	better (worse)

Stock compensation costs	$1.7	$1.2	(42)%

          Stock compensation expense relates to the amortization of the fair value of restricted stock grants issued to employees under our 1999 Long-Term Incentive Plan (“LTIP”).

	January 27, 2006	January 28, 2005	better (worse)

Depreciation and amortization	$2.6	$3.0	13%
Investment income, net	$2.2	$1.3	69%
Interest expense	$0.1	$0.1	0%

	January 27, 2006	January 28, 2005

Provision for income taxes	$10.2	$4.2
Effective tax rate	43%	28%

The rise in the effective tax rate for the current quarter was primarily due to the vesting of equity compensation and an increase in state and local taxes.  In addition, the effective tax rate in fiscal 2005 was lower primarily due to the release of a valuation allowance no longer necessary upon the assignment of the lease of our entertainment complex, The World, to a third party.

Nine Months Ended January 27, 2006 compared to Nine Months Ended January 28, 2005
(dollars in millions)

Net Revenues	January 27, 2006	January 28, 2005	better (worse)

Live and televised	$189.1	$189.1	0%
Branded merchandise	96.7	59.0	64%

Total	$285.8	$248.1	15%

Operating Income	January 27, 2006	January 28, 2005	Better (worse)

Live and televised	$63.2	$57.9	9%
Branded merchandise	45.7	23.6	94%
Corporate	(53.5)	(53.7)	1%

Total operating income	$55.4	$27.8	99%

Income from continuing operations	$36.4	$21.8	67%

          Branded merchandise revenues increased across all business lines as compared to the prior year.  Home video revenues have more than doubled the amounts recorded in the prior year, based on the success of several popular titles released in the current year. The increased number of orders placed on our WWE Shop website has driven a 64% increase in Merchandise revenues.  Licensing revenues also exceeded the prior year results, primarily in the multimedia games and toy categories.

          The following chart reflects comparative revenues and key drivers for each of the businesses within our live and televised segment:

Live and Televised Revenues	January 27, 2006	January 28, 2005	better (worse)

Live events	$47.7	$49.3	(3)%
Number of North American events	192	223	(14)%
Average North American attendance	4,600	3,900	18%
Average North American ticket price (dollars)	$36.34	$37.49	(3)%
Number of international events	28	26	8%
Average international attendance	9,200	9,400	(2)%
Average international ticket price (dollars)	$67.84	$70.05	(3)%
Pay-per-view	$59.4	$50.9	17%
Number of pay-per-view events	12	11	9%
Number of buys from pay-per-view events	4,097,700	3,297,100	24%
Average revenue per buy (dollars)	$14.21	$15.02	(5)%
Domestic retail price (dollars)	$34.95	$34.95	—
Advertising	$20.4	$31.2	(35)%
Sponsorship revenues	$2.0	$3.0	(33)%
Television rights fees:
Domestic	$39.8	$39.9	0%
International	$21.0	$17.8	18%
Ratings:
Average weekly household ratings for RAW	3.8	3.6	6%
Average weekly household ratings for SmackDown	2.9	3.2	(9)%

          Live events revenue decrease is due to a decrease in the number of events held during the current fiscal year.  We had 220 events during the current fiscal period compared to 249 events over the nine months ended January 28, 2005.   The decrease in revenue was partially offset by an increase in the average attendance at our North American live events.

          Pay-per-view revenues increased due to the 24% increase in pay-per-view buys, as we aired twelve pay-per-view events in the current period as compared to eleven events in the year ago period.  The additional event in the current year, Backlash, generated approximately 308,000 buys.  Also, our SummerSlam and Vengeance events together produced an additional 370,000 buys in the current period as compared to the same two events in the prior year period.  We anticipate airing 16 pay-per-view events in fiscal 2006 as compared to 14 events in fiscal 2005.

          As previously mentioned, we have entered into a new distribution agreement whereby our RAW program and a one-hour weekend RAW branded program airs on USA Network.  Under the terms of this agreement, we no longer sell or participate in any advertising revenue generated by these programs.  The impact of this change in revenue for the nine months was a reduction of approximately $7.7 million as compared to the prior year.  The remaining impact of this change for fiscal 2006, for the period of February through April 2006, is estimated to be a reduction in revenues of approximately $9.8 million as compared to the aggregate fiscal 2005 revenue.  Under the terms on the agreement, we receive rights fees from USA Network similar to those received from SpikeTV, which aired RAW until October 2005.

          The increase in international television rights fees was primarily due to additional fees received from India and South Korea.

          The following chart reflects comparative revenues and certain drivers for selected businesses within our branded merchandise segment:

Branded Merchandise Revenues	January 27, 2006	January 28, 2005	better (worse)

Licensing	$26.2	$17.2	52%
Merchandise	$19.7	$12.0	64%
Domestic venue per capita spending (dollars)	$9.90	$8.84	12%
WWE Shop per order spending (dollars)	$54.10	$48.54	11%
Magazine publishing	$8.3	$8.6	(3)%
Net units sold	2,959,300	2,873,200	3%
Home video	$35.5	$15.0	136%
Gross units sold	2,376,600	1,571,400	51%
Digital Media	$6.7	$5.7	17%
Other	$0.3	$0.5	(40)%

          Licensing revenues increased primarily due to a $3.8 million increase in the toy category and a $3.2 million increase in the multimedia games category. Approximately $11.1 million of the $26.2 million of licensing revenues were derived from international sales.

          Home video revenues increased due to an increase of approximately 0.8 million gross DVD units sold and an approximate increase of $3.00 per unit in the average sales price of our DVDs due to the release of several higher priced multi-disc titles in the current period. These higher price titles included WrestleMania 21, Tombstone: The History of the Undertaker, Greatest Wrestling Stars of the 80’s and Bret “Hitman” Hart: The Best There Is, The Best There Was, The Best There Ever Will Be, all of which were included in the top selling titles released in the current period. Our home video business continues to benefit from the investment in our original programming and third-party libraries as well as increased distribution with key retailers and the ongoing shift in consumer media buying and viewing behavior.

Cost of Revenues	January 27, 2006	January 28, 2005	Better (worse)

Live and televised	$112.0	$116.6	4%
Branded merchandise	44.0	28.7	(53)%

Total	$156.0	$145.3	(7)%

Profit contribution margin	45%	41%

The following chart reflects comparative cost of revenues for each of the businesses within our live and televised segment:

Cost of Revenues-Live and Televised	January 27, 2006	January 28, 2005	Better (worse)

Live events	$37.8	$38.7	2%
Pay-per-view	$21.8	$20.4	(7)%
Advertising	$6.5	$10.6	39%
Television production costs	$39.3	$40.1	2%
Other	$6.6	$6.8	3%

          Live event cost of revenues decreased due to the production of 29 fewer events in the current year period.

          Pay-per-view cost of revenues increased due to the production of one additional event during the current period.

          Advertising cost of revenues decreased primarily due to the absence of the television advertising participation costs under our new agreement with USA Network.

          The following chart reflects comparative cost of revenues for certain of the businesses within our branded merchandise segment:

Cost of Revenues — Branded Merchandise	January 27, 2006	January 28, 2005	better (worse)

Licensing	$7.1	$5.1	(39)%
Merchandise	$12.9	$8.8	(47)%
Publishing	$4.8	$5.0	4%
Home video	$15.4	$6.8	(126)%
Digital media	$3.6	$2.6	(38)%
Other	$0.2	$0.4	50%

          The increase in the cost of revenues for branded merchandise is directly related to increased revenues generated during the current period.  The profit contribution margin for branded merchandise was 54% for the current period as compared to 51% in the prior period.

          Licensing cost of revenues increased due to the additional talent royalties and commissions related to the higher revenues generated during the current period.

          Home video cost of revenues increased due to costs associated with the additional units sold in the current quarter.

	January 27, 2006	January 28, 2005	better (worse)

Selling, General and Administrative Expenses	$62.9	$62.4	(1)%

          The following chart reflects the amounts and percent change of certain significant overhead items:

	January 27, 2006	January 28, 2005	better (worse)

Staff related	$34.1	$29.8	(14)%
Legal	3.1	8.5	64%
Consulting and accounting	3.8	4.1	7%
Advertising and promotion	3.2	3.8	16%
Bad debt	0.6	0.0	0%
All other	18.1	16.2	(12)%

Total SG&A	$62.9	$62.4	(1)%

SG&A as a percentage of net revenues	22%	25%

          The increase in staff related expenses is primarily due to additional accrued bonus payments that are linked to the Company’s achievement of certain performance thresholds.  Legal costs were reduced by approximately $3.4 million related to favorable settlements of litigation.    In addition, included in the prior year period in the all other category was a $2.1 million reduction of sales tax expense due to a tax refund.

	January 27, 2006	January 28, 2005	better (worse)

Stock compensation costs	$3.3	$3.6	8%

          Stock compensation expense relates to our restricted stock program which was initiated in fiscal 2004. During 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17.00 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units. Approximately $1.1 million was recorded in the current period related to this exchange offer. The remaining charge of approximately $2.2 million in the current period reflects the amortization of the fair value of restricted stock grants issued to employees under our 1999 LTIP.

	January 27, 2006	January 28, 2005	better (worse)

Depreciation and amortization	$8.1	$9.0	10%
Investment income	$5.5	$3.6	53%
Interest expense	$0.4	$0.5	20%

	January 27, 2006	January 28, 2005

Provision for income taxes	$24.8	$10.7
Effective tax rate	41%	33%

          The rise in the effective tax rate for the current quarter was primarily due to the vesting of equity compensation and an increase in state and local taxes.  In addition, the effective tax rate in fiscal 2005 was lower primarily due to the release of a valuation allowance no longer necessary upon the assignment of the lease of The World to a third party.

Liquidity and Capital Resources

          Cash flows from operating activities for the nine months ended January 27, 2006 and January 28, 2005 were $52.2 million and $9.0 million, respectively. Cash flows provided by operating activities from continuing operations were $52.0 million and $16.0 million for the nine months ended January 27, 2006 and January 28, 2005, respectively.  Working capital, consisting of current assets less current liabilities, was $284.1 million as of January 27, 2006 and $278.1 million as of April 30, 2005.

          Cash flows provided by investing activities were $38.3 million and $30.3 million for nine months ended January 27, 2006 and the nine months ended January 28, 2005, respectively.  As of February 24, 2006, we had approximately $141.6 million invested primarily in fixed-income mutual funds and short-term U.S. Treasury Notes.  Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.  Capital expenditures for the nine months ended January 27, 2006 were $6.7 million as compared to $3.9 million for the nine months ended January 28, 2005.  Capital expenditures in the current period include approximately $4.6 million for the purchase of land adjacent to our television studio.

          Cash flows used in financing activities for the nine months ended January 27, 2006 were $25.1 million and were $16.3 million for the nine months ended January 28, 2005.  Total dividend payments in the current nine month period ended January 27, 2006 are approximately $33.2 million compared to $16.5 million in the previous nine month period ended January 28, 2005.  During the nine months ended January 27, 2006, we paid two quarterly dividends of $0.12 per share, or approximately $16.6 million, on all Class A and Class B common shares.  On December 1, 2005, the Company’s board of directors authorized the increase of quarterly dividends to $0.24 on all Class A and Class B common shares. This dividend was paid out in January 2006 for approximately $16.6 million, for an aggregate of $33.2 million paid in fiscal 2006.

          We are producing feature films in order to further capitalize on our intellectual property and fan base.  We have two film projects that are currently in post-production.  As of January 27, 2006 we have approximately $34.2 million in capitalized film development costs.  These two film projects represent the first steps for our film entertainment initiative, and subsequent films are expected to be developed.

Contractual Obligations

          In addition to long-term debt, we have entered into various other contracts under which we are required to make guaranteed payments, including:

•	Various operating leases for office space and equipment.

•

Employment contract with Vincent K. McMahon, which runs through October 2007, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract.  Mr. McMahon is currently waiving all of his compensation under these agreements.

•

Employment contract with Linda E. McMahon, which runs through October 2007, with annual renewals thereafter if not terminated by us or Mrs. McMahon. Mrs. McMahon is currently waiving all of her compensation under this agreement.

•	Other employment contracts which are generally for one-to three-year terms.

•	Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.

          Our aggregate minimum payment obligations under these contracts as of January 27, 2006, assuming the continued waiver of compensation by Mr. and Mrs. McMahon, were as follows:

	Payments due by period ($ in millions)

	Through FY 2006	FY 2007 – FY 2009	FY 2010 – FY 2011	After FY 2012	Total

Long-term debt (including interest expense)	$0.3	$4.0	$2.7	$2.6	$9.6
Operating leases	0.2	1.2	0.7	1.7	3.8
Talent, employment agreements and other commitments	5.9	19.8	5.3	24.0	55.0

Total commitments	$6.4	$25.0	$8.7	$28.3	$68.4

          We believe that cash generated from operations and our existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and payment of quarterly dividends.

Application of Critical Accounting Policies

          There have been no changes to our accounting policies that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2005 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.  Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of

	January 27, 2006	April 30, 2005

Pay-per-view accounts receivable	$16.1 million	$26.8 million
Advertising reserve for underdelivery	$0.5 million	$2.6 million
Home video reserve for returns	$4.1 million	$2.9 million
Publishing newsstand reserve for returns	$3.9 million	$4.6 million
Allowance for doubtful accounts	$3.7 million	$3.3 million

Recent Accounting Pronouncements

          There are no accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming and, in this regard, our agreement with UPN for the broadcast of our television show SmackDown runs until September 2006, and while we are finalizing a new agreement with UPN, no assurances can be given in this regard; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks as we expand into new and complementary businesses such as subscription video-on-demand and feature films; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xvii) our Class A common stock has a relatively small public “float”.  The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

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

Item 4.     Controls and Procedures

          Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of January 27, 2006. No change in internal control over financial reporting occurred during the quarter ended January 27, 2006, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: March 6, 2006	By:	/s/ Michael Sileck

Michael Sileck
Chief Financial Officer