Form 10-K
period 2006-04-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2006-06-29
CIK 1091907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27639

WORLD WRESTLING ENTERTAINMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2693383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1241 East Main Street Stamford, CT 06902 (203) 352-8600
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Class A Common Stock, $.01 par value per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

          Aggregate market value of the common stock held by non-affiliates of the Registrant at June 16, 2006, using our closing price on October 28, 2005 was approximately $286,230,009.

          As of June 16, 2006, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 22,907,172 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563 shares.

          Portions of the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders (the ”Proxy Statement”).

PART I

Item 1.  Business

          World Wrestling Entertainment, Inc. (“WWE”) is an integrated media and entertainment company. We have been involved in the sports entertainment business for more than 25 years, and have developed World Wrestling Entertainment into one of the most popular brands in global entertainment today. We develop unique and creative content centered around our talent and presented at our live and televised events. At the heart of our success are the athletic and entertainment skills and appeal of our WWE Superstars and our consistently innovative and multi-faceted storylines across our two established brands, Raw and SmackDown.  Anchored by these brands, we are able to leverage our content and talent across virtually all media outlets. Our live and televised events, consumer products, and digital media outlets provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans. In addition, we are currently in the process of re-launching Extreme Championship Wrestling (“ECW”) as a third brand.  To date, WWE has released three successful ECW DVDs, and produced two profitable ECW pay-per-view events.  Similar to our Raw and SmackDown brands, WWE plans to produce and market a full line of ECW products including television programs, live event tours, pay-per-view events and licensed consumer goods.

          In the current year, we have expanded the number of our reportable segments to four in order to better reflect the manner in which management analyzes the performance of our Company, including the importance of our digital media businesses and the production of feature films.  We have also reclassified certain other operations between the reportable segments.  All prior year information has been adjusted to reflect the current presentation.

                    Our operations are centered around the following four business segments:

•	Live and Televised Entertainment, which consists of live events, the sale of merchandise at live events, television, pay-per-view, and video on demand programming.

•

Consumer Products, which consists of the sale of home video products, magazines and consumer products branded with our intellectual property including video games, toys, books and other products through third party licensees

•	Digital Media, which consists of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and various broadband and mobile services.

•	WWE Films, which produces feature films and other film projects.

          In this Annual Report on Form 10-K, “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries and predecessors, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. World Wrestling Entertainment and the stylized and highly distinctive World Wrestling Entertainment scratch logo are two of our trademarks. This Annual Report on Form 10-K also contains other WWE trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Live and Televised Entertainment

(segment represents 73%, 82% and 82% of our net revenues in fiscal 2006, 2005 and 2004, respectively)

Live Events

          Our two established brands, Raw and SmackDown, tour independently, each typically producing three or four events per week. This allows us to play numerous domestic and international markets.

          In fiscal 2006 we held 248 live events throughout North America, entertaining over 1.2 million fans at an average ticket price of approximately $37.00. We hold many of our live events at major arenas across the country, including Madison Square Garden in New York, and the Staples Center in Los Angeles. In addition to providing the content for our television and pay-per-view programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

          In fiscal 2006 we held 52 live events internationally reaching more than 475,000 fans at an average price of approximately $69.00.  These events were spread over several successful international tours including our Road to WrestleMania tours in Australia, New Zealand, Japan and the Philippines and our SmackDown Live tour in Mexico.  Specific highlights include the April 2006 European tour in which we achieved record revenue levels by performing for more than 125,000 fans across 16 events in the UK, Italy and Germany.

          Live Events net revenues were $75.0 million, $78.7 million and $69.7 million, representing 19%, 22% and 19% of total net revenues, in fiscal 2006, 2005 and 2004, respectively.

Venue Merchandise

          Our venue merchandise business consists of the sale at our live events of various WWE-branded products, such as T-shirts, caps and other novelty items, all of which feature our Superstars and/or our logo. Nearly all of these products are designed by our in-house creative staff and manufactured by third parties.

          Venue Merchandise net revenues were $14.7 million, $12.8 million and $12.7 million, representing 4%, 3% and 3% of total net revenues, in fiscal 2006, 2005 and 2004, respectively.

Television Programming

          Relying on our in-house production capabilities at our production facility, we produce three television shows, consisting of five hours of original programming each week. Our domestic cable and broadcast programs consist of “Monday Night Raw,” “Friday Night SmackDown” and “A.M. Raw.”  We generate revenue from our programming through television rights fees and by the sale of cable advertising in Canada.  We believe the popularity of our television programming drives the success of our other businesses,, translating into increased pay-per-view buys, live event attendance and merchandise sales.

          Under our agreement with NBC Universal, which currently includes “Monday Night Raw” and the weekend program “A.M. Raw”, we receive a rights fee totaling approximately $0.6 million per week.  Monday Night Raw is a two-hour primetime program that is broadcast live on USA Network and is consistently one of the most watched regularly scheduled programs on cable television. As part of this agreement, Raw also airs in replays on Telemundo and mun2.  The relationship with NBC Universal expanded with the announcement in May 2006 of the re-launch of ECW: Extreme Championship Wrestling, a new program that began airing on NBC Universal’s Sci Fi Channel in June 2006 on a twelve week trial basis.

          The two-hour “Friday Night SmackDown” airs on UPN in primetime on Fridays and is consistently one of the highest rated programs on UPN, and is consistently a top rated show among males 12-17 and males 18-34 on Friday nights.  For this programming, we receive a rights fee of approximately $0.3 million per week.  Our current domestic broadcast distribution agreement expires in September 2006, when UPN will officially merge with The WB Network to form a new broadcast network, The CW Network.  We are finalizing a new contract with UPN/The CW Network.

          Internationally, our programming is distributed in more than 130 countries and 16 different languages. We continue to expand our distribution and have secured new television distribution agreements on terrestrial, cable and satellite platforms throughout the Middle East, Africa, Asia, New Zealand and South America.  Our international broadcast partners include, among many others, Sky Sports in the UK, J Sports in Japan, Italia UNO in Italy and Taj TV in India. In Fiscal 2006, we supported our international TV partners with significant promotional activity and talent tours.

          Television rights fee net revenues were $81.5 million, $78.0 million and $71.1 million, representing 20%, 21% and 19% of total net revenues in fiscal 2006, 2005 and 2004, respectively

Advertising

          We no longer sell advertising during our programming in the United States; however we continue to provide sponsorships domestically to meet the needs of our advertisers.  Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage, on-air announcements and special appearances by our Superstars. We continue to sell advertising in our programs in Canada.

          Advertising net revenues were $22.6 million, $43.7 million and $59.5 million, representing 6%, 12% and 16% of total net revenues in fiscal 2006, 2005 and 2004, respectively.

Pay-Per-View Programming

          We have been pioneers in both the production and promotion of pay-per-view events since our first pay-per-view event, WrestleMania I, in 1985. At each pay-per-view event, our storylines either culminate or change direction. We intensively market and promote the storylines that are associated with upcoming pay-per-view events through our television shows, internet sites and magazines. WWE continues to be the largest provider of pay-per-view event programming in the world. Some of our international partners include SKY in the UK, Premiere in Germany, SKY Perfect TV! in Japan, SKY Italia in Italy and Main Event in Australia.  We produced 16 domestic pay-per-view programs in fiscal 2006, as compared to 14 programs in fiscal 2005.

          In fiscal 2006, our premier event, WrestleMania 22, achieved an estimated 925,000 pay-per-view buys at a suggested domestic retail price of $49.95. Our other monthly pay-per-view events, including Royal Rumble, SummerSlam and Survivor Series, averaged nearly 340,000 buys at a suggested domestic retail price of $34.95.  Consistent with industry practices, we share the revenues with cable systems and satellite providers and pay service fees to iNDEMAND and TVN.

          Pay-per view net revenues were $94.8 million, $85.5 million and $95.3 million, representing 24%, 23% and 25% of total net revenues in fiscal 2006, 2005 and 2004, respectively.

WWE 24/7

          Over the past four years, we have expanded our library by strategically acquiring the libraries of World Championship Wrestling (“WCW), Extreme Championship Wrestling (“ECW”) and American Wrestling Association (“AWA”), among others. The result is an archive of more than 75,000 hours of programming content, of which more than 25,000 hours was previously aired or released as finished product. This library is being converted to a digital format and catalogued to support future programming and other monetization opportunities, such as the internet, video-on-demand, mobile/wireless devices, subscription video on demand and digital channels. We continue to utilize this asset and new distribution platforms in an effort to attract new and recapture past viewers. In this regard, we launched WWE 24/7 On Demand, a Subscription Video On-Demand (SVOD) service, that makes available to subscribers approximately 40 hours of content each month, exploiting both acquired library and original content.  This content includes television programming, pay-per-view events, special programming and home video/DVD programming.

          WWE 24/7 On Demand is carried on Cox Communications, Insight Communications, Verizon Communications and numerous VOD-enabled independent cable operators in the United States. Internationally, the product is also being distributed through Rogers Cable in Canada, Plala Networks, a unit of NTT, in Japan and SkyItalia in Italy.  In August, 2006, WWE 24/7 On Demand will launch with Comcast, the largest cable operator in the United States, making WWE 24/7 On Demand available to more than 10 million additional VOD-enabled homes.  As of April 30, 2006 the number of subscribers in North America was approximately 13,000.  Consistent with industry practices, we share the revenues with domestic cable systems.

          WWE 24/7 net revenues were $1.1 million in fiscal 2006 and less than $0.1 million in fiscal 2005, the initial year of operation.

Consumer Products

(segment represents 22%, 15% and 15% of our net revenues in fiscal 2006, 2005 and 2004, respectively)

Licensing

          We have established a worldwide licensing program using our World Wrestling Entertainment marks and logos, copyrighted works and characters on a large variety of retail products, including toys, video games, apparel and books. Currently, we maintain licenses with more than 90 licensees worldwide that provide products for sale at major retailers.  In all of our licensing agreements, we retain creative approval over the design, packaging, advertising and promotional material associated with these products to maintain the distinctive style and quality of our intellectual property and brand.

          Video games represent an important component of our licensing program, generating substantial revenues through our license with THQ/Jakks Pacific, LLC. Our video games cover current console platforms, including PlayStation 2, Xbox and GameCube, and will be featured in the new generation of video game platforms.  Our SmackDown vs. Raw 2006 video game sold approximately 2.9 million units on the PS2 and PSP platforms. As a result of information uncovered in connection with our litigation with Shenker & Associates, we filed an action in the U.S. District Court for the Southern District of New York against, among others, Jakks Pacific, Inc. (“Jakks”), THQ Inc. (“THQ”) and THQ/Jakks, alleging, among other things, violations of the Racketeer Influenced and Corrupt Organization Act (RICO). During this litigation we intend to continue to fulfill our obligations under the current license and expect Jakks and THQ to do likewise.  Additional information regarding this litigation is available in Note 11 to Notes to Consolidated Financial Statements.

          Under our publishing licensing agreement with Simon and Schuster, we have our own book-publishing imprint. This agreement has provided us the opportunity to expand our publishing efforts into new literary genres, beyond our typical autobiography format. Fiscal 2006 saw the release of the first WWE novel, Journey Into Darkness, a fictionalized account of the popular WWE Superstar Kane’s childhood. We also released See No Evil, a novelization of the WWE Films production, and plan to publish additional movie tie-in books.  Two of our Superstar autobiographies appeared on the New York Times Best-Seller List, Heartbreak and Triumph, by Shawn Michaels, and Cheating Death, Stealing Life, by the late Eddie Guerrero.

          We have also embarked on a new initiative which taps into professional wrestling’s storied history through our WWE Legends program. The objective is to create a lifelong connection with sports entertainment’s greatest stars, bridging the gap between wrestling fans both young and old. To date over 50 Classic Superstars have been signed and have been interwoven into the relevant WWE business initiatives including consumer products, television, our magazines, our internet sites and WWE live events.  In addition, our book publishing business supported WWE Legends, as we published Tangled Ropes, the autobiography of WWE Legend and Hall of Fame member Superstar Billy Graham, as well as WWE Legends, a historical look at 40 of the industry’s early stars.

Music

          Music is an integral part of the entertainment experience surrounding WWE’s live events, television programs, and pay-per-views.  We compose and record most of our music, including our Superstar entrance themes, in our recording studio.  In addition to our own music, we license popular performance artists who have contributed music for WWE programs.  Currently, Sony BMG/Columbia Records distributes our albums to major retailers nationwide.

          Licensing net revenues, including music, were $32.2 million, $20.9 million and $21.8 million, representing 8%, 6% and 6% of total net revenues in fiscal 2006, 2005 and 2004, respectively.

Home Video

          In fiscal 2006, we released 26 new home video titles and shipped approximately 3.0 million units, including catalog titles. Ten of the 26 new releases hit No. 1 on the Sports DVD charts, according to Nielsen Video Scan. In particular, WrestleMania 21 debuted at No. 17 among all DVD releases and is currently our best-selling DVD of all-time. Additionally, WrestleMania: The Complete Anthology box set, a release including the first 21 years of WrestleMania with a $279.95 suggested retail price, and sets of the WrestleMania Anthology broken into 5 year series, accounted for $7.2 million of total gross domestic revenues. Further expansion of distribution and more widespread retail marketing support also helped to drive domestic sales. Outside the United States, our new releases and catalog titles are distributed through licensees.

          Home Video net revenues were $42.6 million, $20.1 million and $21.4 million, representing 11%, 6% and 6% of total net revenues in fiscal 2006, 2005 and 2004, respectively.

Magazine Publishing

          Our magazine publishing operations in fiscal 2006 consisted of two magazines, Raw and SmackDown, each of which published thirteen issues annually.  Effective July 2006, we will cease publishing these two magazines and begin publishing one new flagship publication named WWE Magazine. This redesigned publication will give fans a look at WWE talent in a lifestyle setting. Including in-depth features, photos, exclusive interviews and backstage access, WWE Magazine will focus on what fans won’t see on television. WWE Superstars and Divas will provide fans with tips on fitness, fashion, grooming, gadgets, and more.

          Magazine publishing net revenues were $11.1million, $12.2 million and $10.7 million, representing 3%, 3% and 3% of total net revenues in fiscal 2006, 2005 and 2004, respectively.

Digital Media

(segment represents 5%, 3% and 3% of our net revenues in fiscal 2006, 2005 and 2004, respectively)

WWE.com

          Through our broadband network and sites, our fans can purchase our WWE branded merchandise and view our monthly pay-per-view events. Our primary website, WWE.com, attracted more than 11.6 million monthly unique users worldwide with an audience in excess of 28.2 million total visits per month, and generated an average of 343 million page views per month in fiscal 2006, according to Omniture, Inc..  We utilize the internet to promote our brands, to provide information, to entertain and to market and distribute our products.

          We plan to grow and expand WWE.com by developing special pay content, subscription bundles and interactivity to serve our fans, with a new focus to fully develop it into a robust information and entertainment destination.  Our goal is to deliver content that is up-to-date, behind the scenes and often exclusive.  Our expanding portfolio of promotional, ad-supported and transactional video content will be a mix of archival footage, breaking news stories, original programs and live broadcasts.  WWE.com will refresh its information as events happen on a global basis.

          We have entered the mobile market place and we are looking to capitalize on this emerging worldwide delivery platform.  We have recently developed a mobile content management system and entered into relationships with several third party partners to produce, distribute, bill, transport, and directly sell mobile content.  To provision this new outlet, we are producing several pieces of specific, made-for-mobile video offerings. Other types of mobile content produced may include ring tones, wallpaper, themes, alerts and voice-tones.

          WWE.com net revenues were $9.7 million, $7.8 million and $5.6 million, representing 2%, 2% and 1% of total net revenues in fiscal 2006, 2005 and 2004, respectively.

WWEShop

          WWEShop is our e-commerce storefront.  We experienced significant growth in the current year as the number of orders processed increased by approximately 140% as compared to the number of orders in fiscal 2005.  Category offerings were expanded as well as the sale of exclusive WWEShop packages. As an example, WWEShop exclusively sold a set of one thousand WrestleMania: The Complete Anthology box sets that were autographed by Vince McMahon.  In addition, we extended our product lines by purchasing equipment to personalize talent jerseys and holiday items for consumers.  We also hold feature auctions of unique items.

          WWEShop net revenues were $12.1 million, $4.5 million and $4.9 million, representing 3%, 1% and 1% of total net revenues in fiscal 2006, 2005 and 2004, respectively.

WWE Films

          We established WWE Films to explore options in filmed entertainment in order to promote our Superstars and capitalize on our intellectual property and fan base. We have completed the production of two feature films and are currently in production of our third film.  The first film project, See No Evil, was released domestically subsequent to year end on May 19, 2006.  See No Evil is a horror film featuring WWE Superstar Kane and is distributed by Lionsgate. The second project is an action/adventure film titled The Marine which showcases WWE Superstar John Cena in the title role and will be distributed by Fox.  Currently, The Marine is scheduled to be released domestically in October 2006.  As of April 30, 2006, we have approximately $36.1 million in capitalized film production assets.  The aggregate gross production budget for the film currently in production, The Condemned featuring Superstar Stone Cold Steve Austin in the lead role, is estimated to be approximately $20 million, with the majority of this expenditure occurring in the eight months ending December 31, 2006.

International

          Revenues generated outside of North America were approximately $97.7 million in fiscal 2006, $87.6 million in fiscal 2005 and $63.5 million in fiscal 2004.  Revenues generated from international sources accounted for approximately 24% of the total revenues generated in fiscal 2006 and fiscal 2005, and 17% in fiscal 2004.

Creative Development and Production

          Headed by our Chairman Vincent K. McMahon, our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the wrestling ring and unfold on our weekly television shows and on our website, and culminate or change direction in our pay-per-view events.

          Our results are due primarily to the popularity of our Superstars. We currently have exclusive contracts with approximately 165 Superstars, ranging from developmental contracts to multi-year guaranteed contracts with established Superstars. Our Superstars are highly trained and motivated independent contractors whose compensation is tied to the revenue that they help us generate. Popular Superstars include Triple H, John Cena, Batista, Shawn Michaels, Ric Flair, Undertaker, Rey Mysterio, Booker T, Big Show and Kane.  We own the rights to substantially all of our characters, and we exclusively license the rights we do not own through agreements with our Superstars. We continually seek to identify, recruit and develop additional talent for our business.  In this regard, we have arrangements with two wrestling development camps, Ohio Valley Wrestling and Deep South Wrestling, to allow newly identified talent the opportunity to perform for crowds and refine their skills.

Competition

          While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live, television, pay-per-view and movie audiences we face competition from professional and college sports as well as from other forms of live, film and televised entertainment and other leisure activities. In the case of feature films, many of the production companies with whom we compete have substantially greater experience than we do.  We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise. As we expand into the highly competitive internet market we face increased competition from websites offering paid and free web-based and wireless content.  Many companies with whom we compete have greater financial resources than we do, including without limitation, the film production companies noted above.

Trademarks and Copyrights

          Intellectual property is material to all aspects of our operations, and we expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to maintain compliance vis-à-vis other parties’ intellectual property.  We have a large portfolio of registered and unregistered trademarks and service marks worldwide and maintain a large catalog of copyrighted works, including copyrights in our television programming, music, photographs, books, magazines and apparel art.  A principal focus of our efforts is to protect the intellectual property relating to our originally created characters portrayed by our performers, which encompasses images, likenesses, names and other identifying indicia of these characters.  We also own a large number of internet website domain names and operate a network of developed, content-based sites, which facilitate and contribute to the exploitation of our intellectual property worldwide.

          We vigorously seek to enforce our intellectual property rights by, among other things, searching the internet to ascertain unauthorized use of our intellectual property, seizing goods that feature unauthorized use of our intellectual property and seeking restraining orders and/or damages in court against individuals or entities infringing our intellectual property rights.  Our failure to curtail piracy, infringement or other unauthorized use of our intellectual property rights effectively, or our infringement of others’ intellectual property rights, could adversely affect our operating results.

Employees

          Our headcount as of April 2006 was approximately 460 employees.  This headcount excludes our Superstars, who are independent contractors.  Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are generally satisfactory. None of our employees are represented by a union.

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

Change in Fiscal Year

          Our fiscal year ends on April 30 of each year.  Our fiscal quarters are thirteen-week periods that end on the thirteenth Friday in the quarter, with the exception of our fourth quarter, which always ends on April 30.  In June, 2006, the Board of Directors elected to change the WWE’s fiscal year end to a calendar basis beginning with calendar year 2007.  This change is intended to simplify communication with shareholders and will enable the reporting of our financial results in a timeframe consistent with the majority of our media and entertainment peers. We will therefore establish an eight month transition period from May 1, 2006 through December 31, 2006.  During this transition period, we will continue to file our quarterly reports on Form 10-Q under our current fiscal reporting schedule, namely for our first quarter ending July 28, 2006 and our second quarter ending October 27, 2006.  Subsequently we will file a Form 10-K covering the transition period from May 1, 2006 through December 31, 2006.

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

Item 1A.  Risk Factors

          Our failure to maintain or renew key agreements could adversely affect our ability to distribute television and pay-per-view programming.

          Our television programming is distributed by broadcast and cable networks, and our pay-per-view programming is distributed by pay-per-view providers.  Because our revenues are generated, directly and indirectly, from the distribution of our televised and pay-per-view programming, any failure to maintain or renew arrangements with these distributors or the failure of the distributors to continue to provide services to us could adversely affect our operating results.  Our broadcast program, SmackDown, airs on UPN.  We are finalizing a new agreement with UPN and its successor, the CW Network, which has announced that SmackDown will continue on Friday nights.

          Our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment.

          The creation, marketing and distribution of our live and televised entertainment, including our pay-per-view events, is at the core of our business and is critical to our ability to generate revenues across our media platforms and product outlets.  Our failure to continue to create popular live events and televised programming would likely lead to a decline in our television ratings and attendance at our live events, which would likely adversely affect our operating results.

          Our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment.

          Our success depends, in large part, upon our ability to recruit, train and retain athletic performers who have the physical presence, acting ability and charisma to portray characters in our live events and televised programming.  We cannot assure you that we will be able to continue to identify, train and retain these performers in the future.  Additionally, we cannot assure you that we will be able to retain our current performers during the terms of their contracts or when their contracts expire.  Our failure to attract and retain key performers, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of any of our key performers, could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment, which could adversely affect our operating results.

          The loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines.

          For the foreseeable future, we will depend heavily on the vision and services of Vincent K. McMahon.  In addition to serving as Chairman of our board of directors, Mr. McMahon leads the creative team that develops the storylines and the characters for our televised programming and live events.  Mr. McMahon is also an important member of the cast of performers.  The loss of Mr. McMahon due to unexpected retirement, disability or death or other unexpected termination for any reason could have a material adverse effect on our ability to create popular characters and creative storylines, which could adversely affect our operating results.

          A decline in general economic conditions could adversely affect our business.

          Our operations are affected by general economic conditions, which generally may affect consumers’ disposable income, the level of advertising spending and the size and number of retail outlets.  The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income.  A decline in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues.

          Furthermore, a decline in the size or number of retail outlets for our consumer products and consolidation in the retail industry as a result of declining general economic conditions could harm our distribution and sales of merchandise.  Any of the foregoing could adversely affect our operating results.

          A decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business.

          Our operations are affected by consumer tastes and entertainment trends, which are unpredictable and subject to change and may be affected by changes in the social and political climate.  Our programming is created to evoke a passionate response from our fans.  A change in our fans’ tastes or a material change in the perceptions of our business partners, including our distributors and licensees, whether as a result of the social and political climate or otherwise, could adversely affect our operating results.

          Changes in the regulatory atmosphere and related private-sector initiatives could adversely affect our business.

          While the production and distribution of television programming by independent producers is not directly regulated by the federal or state governments in the United States, the marketplace for television programming in the United States is affected significantly by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels.  We voluntarily designate the suitability of each of our television shows using standard industry ratings, such as PG (L,V) or TV14.  A number of governmental and private-sector initiatives relating to the content of media programming in recent years have been announced in response to certain recent events unrelated to our company.  Changes in governmental policy and private-sector perceptions could further restrict our program content and adversely affect our levels of viewership and operating results.

          The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

          For our live, television and pay-per-view audiences, we face competition from professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace.  For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise.  Many of the companies with whom we compete have greater financial resources than we do.

          Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could adversely affect our operating results.

          We face uncertainties associated with international markets.

          Our production of live events overseas subjects us to the risks involved in foreign travel, local regulations, including regulations requiring us to obtain visas for our performers, and political instability inherent in varying degrees in those markets.  In addition, the licensing of our television and consumer products in international markets exposes us to some degree of currency risk.  These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.

          We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations.

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

          Because we depend upon our intellectual property rights, our inability to protect those rights or our infringement of others’ intellectual property rights could adversely affect our business.

          Our inability to protect our large portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights from piracy, counterfeiting or other unauthorized use could negatively affect our business.  Intellectual property is material to all aspects of our operations, and we expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to maintain compliance vis-à-vis other parties’ intellectual property.  We have a large portfolio of registered and unregistered trademarks and service marks worldwide and maintain a large catalog of copyrighted works, including copyrights to our television programming, music, photographs, books, magazines and apparel art.  A principal focus of our efforts is to protect the intellectual property relating to our originally created characters portrayed by our performers, which encompasses images, likenesses, names and other identifying indicia of these characters.  We also own a large number of Internet website domain names and operate a network of developed, content-based sites, which facilitate and contribute to the exploitation of our intellectual property worldwide.

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

          We could incur substantial liabilities if pending material litigation is resolved unfavorably.

          We are currently a party to civil litigation, which, if concluded adversely to our interests, could adversely affect our operating results or could require us to conduct certain aspects of our business differently.

          In April 2000, the World Wide Fund for Nature and its American affiliate, The World Wildlife Fund (collectively, the “Fund”), instituted legal proceedings against us in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of a 1994 agreement between the Fund and us regarding the use of the initials “wwf.”  In August 2001, the trial judge granted the Fund’s motion for summary judgment, holding that we breached the agreement by using the initials “wwf” in connection with certain of our website addresses and our former scratch logo.  The English Court of Appeals subsequently upheld that ruling.  Since November 10, 2002, we have been subject to an injunction barring us, either on our own or through our officers, servants, agents, subsidiaries, licensees or sub-licensees, our television or other affiliates or otherwise, of most uses of the initials “wwf,” including in connection with the “wwf” website addresses and the use of our former scratch logo.

          As part of its original complaint, the Fund included a damages claim associated with our use of the initials “wwf.”  On October 29, 2004, the Fund filed a claim for damages in the English High Court.  In this filing, the Fund seeks actual damages for legal and other costs of approximately $575,000, which we have provided for, and further asserts substantial monetary claims in an amount calculated as a royalty based on a percentage of profits from certain of our revenue streams, otherwise referred to as restitutionary damages, over the period January 1997 through November 2002.  On January 6, 2005, we filed an application to determine as a preliminary issue the propriety of the Fund’s basis upon which damages have been claimed.  After a hearing relating to this preliminary issue, in January 16, 2006, by judgment dated February 16, 2006, the Court ruled that the Fund is entitled in point of law to seek restitutionary damages, but that the question whether the Fund is entitled in point of fact to claim or recover damages on that basis remains to be determined, and we have appealed this decision.  The Fund was ordered to provide further clarification of its claim by March 2, 2006, and the Fund has made such a filing with the Court.  The Company believes that this alleged clarification does not comply with the February 16, 2006 order, and has applied for an order that if clarification is not provided, the claim for damages should be struck.  This application is likely to be heard in July 2006.  Aside from this application, all other proceedings are stayed pending the outcome of the Company’s appeal.

          We strongly dispute that the Fund has suffered any loss or damage, and do not believe that they are entitled to restitutionary damages.  We believe that we have strong defenses to the Fund’s unwarranted monetary claims and will vigorously defend against them.  We cannot quantify the potential impact that an unfavorable outcome of the damages claim could have on our financial condition, results of operations or liquidity; however, based on the Fund’s assertions, it could be material.

          Our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events.

          We hold numerous live events each year.  This schedule exposes our performers and our employees who are involved in the production of those events to the risk of travel and performance-related accidents, the consequences of which may not be fully covered by insurance.  The physical nature of our events exposes our performers to the risk of serious injury or death.  Although our performers, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we self-insure health coverage for our performers in the event that they are injured while performing.  We also self-insure a substantial portion of any other liability that we could incur relating to such injuries.  Liability to us resulting from any death or serious injury sustained by one of our performers while performing, to the extent not covered by our insurance, could adversely affect our operating results.

          We will face a variety of risks if we expand into new and complementary businesses.

          We have entered into new or complementary businesses in the past and may do so again in the future.  For example, we have recently entered into the feature film business.  Risks of expansion may include: potential diversion of management’s attention and other resources, including available cash, from our existing business; unanticipated liabilities or contingencies; reduced earnings due to increased depreciation and other costs; competition from other companies with experience in such businesses; and possible additional regulatory requirements and compliance costs.

          Through his beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock.

          We have two classes of common stock, including Class A common stock and Class B common stock.  The holders of Class A common stock generally have rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share.  Holders of both classes of common stock generally will vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable Delaware law.

          A substantial majority of the issued and outstanding shares of Class B common stock is owned beneficially by Vincent K. McMahon, either directly or indirectly as the trustee of The Vincent K. McMahon 2004 Irrevocable Trust. Mr. McMahon controls approximately 95% of the voting power of the issued and outstanding shares of our common stock.  Through his beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon effectively can exercise control over our affairs, and his interest could conflict with the holders of our Class A common stock.  In addition, the voting power of Mr. McMahon through his ownership of our Class B common stock could discourage others from initiating potential mergers, takeovers or other change of control transactions.  As a result, the market price of our Class A common stock could decline.

          A substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price.

          Although the company is not aware of any such plans, sales of substantial amounts of our Class B common stock by Mr. McMahon, or the perception that such sales could occur, may lower the prevailing market price of our Class A common stock.

          Our Class A common stock has a relatively small public “float.”

          Historically, as a result of our relatively small public float, our Class A common stock has been less liquid than the common stock of companies with broader public ownership, and the trading prices for our Class A common stock have been more volatile than generally may be the case for more widely-held common stock.  Among other things, trading of a relatively small volume of our Class A common stock may have a greater impact on the trading price of our Class A common stock than would be the case if our public float were larger.

Item 1B.  Unresolved Staff Comments

          None.

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

          Our principal properties consist of the following:

Facility	Location	Square Feet	Owned/Leased	Expiration Date of Lease

Executive offices	Stamford, CT	114,300	Owned	—
Production studio	Stamford, CT	39,000	Owned	—
Ring/Photo studio	Stamford, CT	5,600	Leased	May 11, 2009
Executive office	Los Angeles, CA	2,100	Leased	July 15, 2007
Sales offices	Various	16,400	Leased	Various through April 9, 2016

          All of the facilities listed above are utilized in our Live and Televised Entertainment, Consumer Products and Digital Media segments, with the exception of the executive office in Los Angeles, which focuses exclusively on our WWE Films segment.

          In addition, we own a daycare facility in Stamford, Connecticut on property adjacent to our production facilities, which originally offered child care services only to our employees, but is now open to the public.  The licensing and operation of this facility is managed by a third-party contractor.  We have the responsibility to obtain the required licenses and to ensure that the facility meets health, safety, fire and building codes.

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

Fiscal year 2005

Quarter Ended	July 30	October 29	January 28	April 30	Full Year

Class A common stock price per share:
High	$13.90	$12.94	$13.47	$12.95	$13.90
Low	$11.50	$11.15	$11.26	$10.45	$10.45

Class A and Class B dividends paid per share	$0.06	$0.06	$0.12	$0.12	$0.36

Fiscal year 2006

Quarter Ended	July 29	October 28	January 27	April 30	Full Year

Class A common stock price per share:
High	$12.46	$13.80	$15.90	$17.60	$17.60
Low	$9.91	$11.84	$12.35	$14.22	$9.91

Class A and Class B dividends paid per share	$0.12	$0.12	$0.24	$0.24	$0.72

          There were 11,374 holders of record of Class A common stock and three holders of record of Class B common stock on June 16, 2006.

          On June 13, 2006 the Board of Directors authorized a quarterly cash dividend of $0.24 to shareholders of record on June 30, 2006 that will be paid on or about July 10, 2006.

Equity Compensation Plan Information

          The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of April 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	1,918,604	$13.10	3,814,219
Restricted stock units	727,742	N/A	Same as above
Equity compensation plans not approved by security holders	None	N/A	None

Total	2,646,346	$13.10	3,814,219

Item 6.  Selected Financial Data

          The following table sets forth our selected financial data for each of the five fiscal years in the period ended April 30, 2006. The selected financial data as of April 30, 2006 and 2005 and for the fiscal years ended April 30, 2006, 2005 and 2004 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected financial data as of April 30, 2004, 2003 and 2002 and for the fiscal years ended April 30, 2003 and 2002 have been derived from our audited consolidated financial statements, which are not included in this Annual Report.  You should read the selected financial data in conjunction with our consolidated financial statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report.

	Year Ended April 30 (dollars in millions, except per share data)

	2006	2005	2004	2003	2002

Financial Highlights:
Net revenues	$400.1	$366.4	$374.9	$374.3	$409.6
Operating income	$70.5	$50.3	$73.6	$26.6	$44.7
Income from continuing operations	$47.0	$37.8	$49.6	$16.1	$37.7
Net income (loss) (1)	$47.0	$39.1	$48.2	$(19.5)	$38.9
Earnings per share from continuing operations, diluted	$0.67	$0.54	$0.72	$0.22	$0.51
Earnings (loss) per share, diluted	$0.67	$0.56	$0.70	$(0.28)	$0.53
Dividends paid per share	$0.72	$0.36	$0.16	—	—
Cash and short-term investments	$280.9	$258.1	$273.3	$271.1	$293.8
Total assets	$479.4	$441.4	$454.3	$432.2	$491.0
Total debt	$7.2	$8.0	$8.7	$9.9	$9.9
Total stockholders’ equity	$396.2	$375.5	$353.1	$337.4	$385.1

(1)

Included in our net income (loss) was the operating results of our discontinued operations, The World and the XFL, and their respective estimated shutdown costs, which totaled approximately $0.1, $1.4, ($1.4), ($35.6) and ($0.3) during fiscal 2006, 2005, 2004, 2003 and 2002, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

Background

               We have expanded the number of our reportable segments to four in order to better reflect the manner in which management analyzes the performance of our Company, including our digital media businesses and the production of feature films.  We have also reclassified certain other operations between the reportable segments.  All prior year information has been adjusted to reflect the current presentation.  The following analysis outlines all material activities contained within each segment as well as the reporting changes made in each respective segment.

Live and Televised Entertainment

- Segment revised to include Venue Merchandise, which was formerly included in the Branded Merchandise segment (now renamed the Consumer Products segment)

•

Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of advertising and sponsorships, and fees for viewing our pay-per-view and video on demand programming.

Consumer Products

- Segment formerly named Branded Merchandise
- Venue Merchandise is now included in the Live and Televised Entertainment segment
- WWE.com and WWEShop businesses are now reported as a separate segment named Digital Media

• Revenues consist principally of WWE produced home videos and magazine publishing and royalties from products sold by licensees (such as video games, toys and books).

Digital Media

- Newly created segment
-WWE.com and WWEShop businesses were formerly included in our Branded Merchandise segment (now renamed the Consumer Products segment)

• Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and various broadband and mobile services.

WWE Films

- Newly created segment

•

Consists of the production and distribution of filmed entertainment featuring our Superstars. This is a new venture for WWE. No revenues have been generated to date since our first film release occurred subsequent to our fiscal 2006 year end.

          We provide updated information on the key drivers of our business including live event attendance, pay-per-view buys and television ratings on a weekly basis on our corporate website: http://corporate.wwe.com.  Such information is not incorporated herein by reference.

Results of Operations

          Fiscal Year Ended April 30, 2006 compared to Fiscal Year Ended April 30, 2005 (dollars in millions)

          Summary

Net Revenues	2006	2005	better (worse)

Live and Televised Entertainment	$290.8	$299.5	(3)%
Consumer Products	86.4	53.9	60%
Digital Media	22.9	13.0	76%
WWE Films	—	—	—

Total	$400.1	$366.4	9%

Cost of Revenues	2006	2005	better (worse)

Live and Televised Entertainment	$178.6	$181.8	2%
Consumer Products	34.4	23.3	(48)%
Digital Media	14.2	8.2	(73)%
WWE Films	—	—	—

Total	$227.2	$213.3	(7)%

Profit contribution margin	43%	42%

Operating Income:	2006	2005	better (worse)

Live and Televised Entertainment	$93.9	$100.6	(7)%
Consumer Products	46.4	26.9	72%
Digital Media	2.9	1.2	142%
WWE Films	(1.3)	(1.0)	(30)%
Corporate	(71.4)	(77.4)	8%

Total operating income	$70.5	$50.3	40%

Income from continuing operations	$47.0	$37.8	24%

          The increase in net revenues and operating income for fiscal 2006 principally reflects additional pay-per-view buys in our Live and Televised Entertainment segment and the growth of our licensing and home video businesses in our Consumer Products segment.  Also, the revenues associated with WWEShop, our internet based storefront, more than doubled from the prior year, which drove the increase in the Digital Media segment.  These increases were offset, in part, by the absence of $17.5 million from domestic cable advertising sales in our Live and Televised Entertainment segment, due to our new agreement with the USA Network. Revenues derived from international sources represented 24% of total net revenues in both fiscal 2006 and fiscal 2005.

          Additional details regarding these summary results follow below.

          The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Live and Televised Entertainment Revenues	2006	2005	better (worse)

Live events	$75.0	$78.7	(5)%
Number of North American events	248	276	(10)%
Average North American attendance	4,990	4,250	17%
Average North American ticket price (dollars)	$37.34	$38.61	(3)%
Number of international events	52	49	6%
Average international attendance	9,160	9,070	1%
Average international ticket price (dollars)	$69.18	$74.53	(7)%
Venue Merchandise	$14.7	$12.8	15%
Domestic per capita spending (dollars)	$10.57	$9.54	11%
Pay-per-view	$94.8	$85.5	11%
Number of pay-per-view events	16	14	14%
Number of buys from pay-per-view events	6,241,100	5,280,800	18%
Average revenue per buy (dollars)	$14.96	$15.94	(6)%
Domestic retail price, excluding WrestleMania (dollars)	$34.95	$34.95	—
Advertising	$22.6	$43.7	(48)%
Sponsorship revenues	$2.8	$4.7	(40)%
Television rights fees
Domestic	$53.0	$53.2	—
International	$28.5	$24.8	15%
Other	$2.2	$0.8	175%

Total	$290.8	$299.5	(3)%

Ratings
Average weekly household ratings for Raw	4.0	3.7	8%
Average weekly household ratings for SmackDown	2.8	3.2	(13)%

Cost of Revenues-Live and Televised Entertainment	2006	2005	better (worse)

Live events	$56.9	$59.8	5%
Venue Merchandise	10.6	8.4	(26)%
Pay-per-view	42.2	36.3	(16)%
Advertising	6.8	14.6	53%
Television	53.8	53.9	—
Other	8.1	8.6	6%

Total	$178.4	$181.6	2%

Profit contribution margin	39%	39%

          Live events revenue decreased primarily due to a lower average ticket price in the current year, specifically in international markets. This decline in revenues was offset, in part, by an increase in the average attendance.  In fiscal 2005 we began broadcasting our Raw and SmackDown shows from international locations at certain times during our international tours. We broadcast four television shows from international locations with total attendance of approximately 35,000 and an average ticket price of $76.00 in the current year, as compared to six of these types of shows in the prior year with total attendance of approximately 77,000 and an average ticket price of approximately $90.00, which generated a decline in revenues in the current year of approximately $4.2 million.  The decrease in live events cost of revenues is primarily attributable to the production of 25 fewer events in the current year.

          Venue merchandise revenues increased due to higher domestic per capita spending dollars for venue sales.  The increase in venue merchandise cost of revenues is due to the volume and type of products sold at our live events in the current year.

          Pay-per-view revenues increased due to the recording of approximately 960,000 additional buys in fiscal 2006 as compared to fiscal 2005.  There were 16 pay-per-view events produced in the current year as compared to 14 events in the prior year as the two additional events comprised approximately 524,000 of the total additional buys generated in the current year.  International buys, which carry a lower price per buy, continued to rise, representing 37% of total buys during the current year as compared to 30% of total buys in the prior year.   The increase in pay-per-view cost of revenues is due, in part, to approximately $3.2 million of costs related to the production of the two additional events in the current year, as well as an investment in global marketing campaigns in support of our pay-per-view business and the WWE brand.

          Advertising revenues decreased due to our new domestic cable distribution agreement whereby our Raw program and a one-hour weekend Raw branded program air on USA Network.  Under the terms of this agreement, we no longer sell or participate in any advertising revenue generated by these programs.  We receive rights fees from USA Network similar to those received from SpikeTV, which aired Raw until October 2005.  Advertising revenues in the current year also include sales of advertising on our Canadian television programs and various sponsorship packages that totaled approximately $8.9 million.  The decrease in advertising cost of revenues reflects the absence of costs associated with selling domestic cable advertising for seven months of fiscal 2006.

          The increase in international rights fees for the current year is primarily due to increased revenues generated in India and South Korea.

          The following chart provides performance results and key drivers for our Consumer Products segment:

Consumer Products Revenues	2006	2005	better (worse)

Licensing	$32.2	$20.9	54%
Magazine publishing	$11.1	$12.2	(9)%
Net units sold	4,096,700	4,058,200	1%
Home video	$42.6	$20.1	112%
Gross units sold	2,961,000	2,005,000	48%
Other	$0.5	$0.7	(29)%

Total	$86.4	$53.9	60%

Cost of Revenues-Consumer Products	2006	2005	better (worse)

Licensing	$8.5	$6.4	(33)%
Magazine publishing	6.9	7.2	4%
Home video	18.6	9.2	(102)%
Other	0.4	0.5	20%

Total	$34.4	$23.3	(48)%

Profit contribution margin	60%	57%

          Licensing revenues increased primarily due to a $4.2 million increase in the toy category and a $4.1 million increase in the multimedia game category.  In the current year our SmackDown vs. Raw 2006 video game was released and sold approximately 2.9 million gross units on the PSP and PS2 platforms.  Licensing revenues include $1.3 million in music revenues in fiscal 2006 as compared to $0.8 million in the prior year. The increase in licensing cost of revenues, consisting primarily of talent royalties and agent commissions paid to our licensing agents, reflects the higher licensing revenues in the current year.  Our talent payout percentage varies as the mix of royalty bearing products sold by our licensees varies from period to period.

          Magazine publishing revenues decreased primarily due to a decline in the newsstand copies sold in fiscal 2006 as compared to the prior year.  Specials published in the prior year included a two-part retrospective surrounding the history of WrestleMania.

          Home video revenues increased due to the 48% increase in gross units sold combined with an approximate $3.70 increase in the per unit sales price of DVDs. The current year included the release of several multi-disc titles including Wrestlemania 21, Tombstone: The History of the Undertaker and Bret the Hitman Hart: The Best There Is…The Best There Was…The Best There Ever Will Be.  Also released in the current year was WrestleMania: The Complete Anthology box set, a 21 disc retrospective with a $279.95 suggested retail price and sets of the WrestleMania Anthology broken into five-year series.  The increase in home video costs is primarily due to the increased volume of home video sales in the current year, reflecting related duplication and distribution fees.

          The following chart provides performance results and key drivers for our Digital Media segment:

Digital Media Revenues	2006	2005	better (worse)

WWE.com	$9.7	$7.8	24%
WWEShop	$12.1	$4.5	169%
Average revenues per order (dollars)	$53.42	$47.78	12%
Other	$1.1	$0.7	57%

Total	$22.9	$13.0	76%

Cost of Revenues-Digital Media	2006	2005	better (worse)

WWE.com	$5.2	$3.5	(49)%
WWEShop	7.8	3.7	(111)%
Other	1.2	1.0	(20)%

Total	$14.2	$8.2	(73)%

Profit contribution margin	38%	37%

          The increase in WWE.com revenues reflects a $1.5 million increase in advertising revenues as compared to the prior year.  Also, revenues associated with other internet based operations, including webcasts of pay-per-view events and subscription based content, increased by approximately $0.4 million in the current year.  The increase in WWE.com cost of sales is primarily due to higher streaming related expenses, based on a larger portion of our content being distributed through streaming videos.

          The increase in WWEShop revenues reflects an approximate 140% growth in the number of customer orders to approximately 226,000 orders in fiscal 2006.  The additional revenues generated in the current year reflect an increase in the average order price by $5.64. The category offerings were also increased to better appeal to a wider array of consumers and the sale of exclusive WWEShop packages also contributed to the increased revenues.  The increase in WWEShop cost of revenues is directly correlated to the increase in orders processed in the current year, reflecting an increase in the costs of materials and fulfillment as compared to the prior year.

          The following chart reflects the amounts and percent change of certain significant overhead items:

Selling, General & Administrative Expenses	2006	2005	better (worse)

Staff related	$44.7	$41.2	(8)%
Legal, accounting and other professional	10.9	16.1	32%
Advertising and promotion	5.2	6.3	17%
Bad debt	0.5	0.7	29%
All other	25.9	22.6	(15)%

Total SG&A	$87.2	$86.9	—

SG&A as a percentage of net revenues	22%	24%

          Staff related expenses increased, in part, due to accrued employee incentive bonus payments that are linked to the Company’s achievement of certain performance thresholds. Professional fees decreased due to a reduction in the cost of Sarbanes-Oxley compliance and $2.1 million of net positive legal settlements in the current year.

Stock Compensation Costs	2006	2005	better (worse)

Option exchange offer	$1.1	$3.6	69%
Other grants of restricted stock units	3.6	0.5	(620)%

Total stock compensation costs	$4.7	$4.1	(15)%

          Stock compensation expense relates to our restricted stock programs which were initiated in fiscal 2004.  During 2004, we completed an exchange offer that allowed people who held stock options with a grant price of $17.00 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units.  This exchange results in a total compensation charge of approximately $6.7 million, of which $2.0 million was recorded in fiscal 2004, $3.6 million was recorded in fiscal 2005 and $1.1 million in fiscal 2006.  The remaining charge of approximately $3.6 and $0.5 million in fiscal 2006 and 2005, respectively, reflects the amortization of restricted stock grants issued to employees under our 1999 Long-Term Incentive Plan (“LTIP”).

	2006	2005	better (worse)

Depreciation and amortization	$10.5	$11.9	12%

          Depreciation and amortization expense declined as the amount of capitalized property, plant and equipment that became fully depreciated in the current year exceeded the depreciation associated with capital additions in the current year.

	2006	2005	better (worse)

Investment income	$7.4	$5.4	37%

          The increase in investment income reflects higher short term interest rates.

	2006	2005	better (worse)

Interest expense	$0.6	$0.6	—

	2006	2005	better (worse)

Other income, net	$0.6	$1.3	(54)%

Provision for Income Taxes	2006	2005

Provision	$30.9	$18.6
Effective tax rate	40%	33%

          The rise in the effective tax rate for the current year was primarily due to realized capital losses and an increase in state and local taxes.  In addition, the effective tax rate in fiscal 2005 was lower primarily due to the release of a valuation allowance no longer necessary upon the assignment of the lease of The World to a third party and other state tax benefits.

          Discontinued Operations –Income from discontinued operations of The World was less than $0.1 million, net of income taxes, in fiscal 2006 as compared to income from discontinued operations of $1.4 million, net of income taxes, for fiscal 2005.  During fiscal 2005, we reached an agreement to assign the remaining term of the lease to a third party and, accordingly, reduced the accrual for estimated shutdown costs to the amount required under this assignment.  The assignment relieved the Company of all further obligations related to this property.

          Fiscal Year Ended April 30, 2005 compared to Fiscal Year Ended April 30, 2004 (dollars in millions)

Net Revenues	2005	2004	better (worse)

Live and Televised Entertainment	$299.5	$308.8	(3)%
Consumer Products	53.9	54.7	(1)%
Digital Media	13.0	11.4	14%
WWE Films	—	—	—

Total	$366.4	$374.9	(2)%

Cost of Revenues	2005	2004	better (worse)

Live and Televised Entertainment	$181.8	$179.8	(1)%
Consumer Products	23.3	15.2	(53)%
Digital Media	8.2	12.1	32%
WWE Films	—	—	—

Total	$213.3	$207.1	(3)%

Profit contribution margin	42%	45%

Operating Income:	2005	2004	better (worse)

Live and Televised Entertainment	$100.6	$106.5	(6)%
Consumer Products	26.9	34.3	(22)%
Digital Media	1.2	(7.9)	115%
WWE Films	(1.0)	(1.3)	23%
Corporate	(77.4)	(58.0)	(33)%

Total operating income	$50.3	$73.6	(32)%

Income from continuing operations	$37.8	$49.6	(24)%

          In fiscal 2005, net revenues decreased due to lower pay-per-view buys and advertising revenues, partially offset by an increase in live events revenues and television rights fees.   Revenues from international sources represented 24% of total net revenue in 2005 as compared to 17% in 2004.

          Operating income decreased due to lower revenues and reduced profit margins in the Live and Televised Entertainment segment.  In addition, fiscal 2004 included two positive events associated with litigation.  The Consumer Products segment included a positive impact of $7.9 million relating to the reversal of accrued licensing commissions, while SG&A was reduced by a $5.9 million benefit for a legal settlement.

          Additional details regarding these summary results follow below.

          The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Live and Televised Entertainment Revenues	2005	2004	better (worse)

Live events	$78.7	$69.7	13%
Number of North American events	276	297	(7)%
Average North American attendance	4,250	4,550	(7)%
Average North American ticket price (dollars)	$38.61	$36.23	7%
Number of international events	49	32	53%
Average international attendance	9,070	9,270	(2)%
Average international ticket price (dollars)	$74.53	$64.56	15%
Venue merchandise	$12.8	$12.7	1%
Domestic per capita spending (dollars)	$9.54	$8.96	6%
Pay-per-view	$85.5	$95.3	(10)%
Number of pay-per-view events	14	12	17%
Number of buys from pay-per-view events	5,280,800	5,604,000	(6)%
Average revenue per buy (dollars)	$15.94	$17.16	(7)%
Domestic retail price, excluding WrestleMania (dollars)	$34.95	$34.95	—
Advertising	$43.7	$59.5	(27)%
Sponsorship revenues	$4.7	$6.8	(31)%
Television rights fees
Domestic	$53.2	$48.3	10%
International	$24.8	$22.8	9%
Other	$0.8	$0.5	60%
Ratings
Average weekly household ratings for Raw	3.7	3.8	(3)%
Average weekly household ratings for SmackDown	3.2	3.3	(3)%

Total	$299.5	$308.8	(3)%

Cost of Revenues-Live and Televised Entertainment	2005	2004	better (worse)

Live events	$59.8	$51.9	(15)%
Venue merchandise	8.4	8.6	2%
Pay-per-view	36.3	36.0	(1)%
Advertising	14.6	22.5	35%
Television	53.9	50.6	(7)%
Other	8.6	9.8	12%

Total	$181.6	$179.4	(1)%

Profit contribution margin	39%	42%

          Live events revenue increased primarily due to an increase in the average ticket price.  We held 49 international events in fiscal 2005 as compared to 32 events in fiscal 2004.  International ticket prices averaged approximately $74.00, as compared to an average North American ticket price of approximately $39.00.  The increase in live events cost of revenues is attributable to the increased number of international events in fiscal 2005.

          Pay-per-view revenues decreased primarily due to a lower number of domestic pay-per-view buys.  However, our premier event, WrestleMania 21, which was held in April 2005, achieved approximately 983,000 buys as compared to approximately 885,000 buys for WrestleMania XX reported in fiscal 2004. In addition, the proportion of international buys, which carry a lower price, as compared to total buys continued to increase during fiscal 2005.

          Advertising revenues decreased due to a modification of our television distribution agreement with UPN. Since October 2003, UPN has been selling all advertising inventory for our SmackDown broadcasts previously sold by us and  pays us a rights fee.  This arrangement accounted for a decrease of approximately $9.4 million in advertising revenue in fiscal 2005, partially offset by an increase in television rights fees of $7.1 million. This arrangement also resulted in lower cost of revenues and yielded a higher profit margin.

          The increase in the domestic rights fees for fiscal 2005 is derived from rights fee paid to us under our modified arrangement with UPN as discussed above, partially offset by a $2.2 million decrease in executive producer fees for a feature film starring Superstar The Rock that did not recur in fiscal 2005.

          The following chart provides performance results and key drivers for our Consumer Products segment:

Consumer Product Revenues	2005	2004	better (worse)

Licensing	$20.9	$21.8	(4)%
Magazine publishing	$12.2	$10.7	14%
Net units sold	4,058,200	4,312,200	(6)%
Home video	$20.1	$21.4	(6)%
Gross units sold	2,005,000	1,803,800	11%
Other	$0.7	$0.8	(13)%

Total	$53.9	$54.7	(1)%

Cost of Revenues-Consumer Products	2005	2004	better (worse)

Licensing	$6.4	$(2.0)	(420)%
Magazine publishing	7.2	7.3	1%
Home video	9.2	9.5	3%
Other	0.5	0.4	(25)%

Total	$23.3	$15.2	53%

Profit contribution margin	57%	72%

          Licensing costs in fiscal 2004 reflect the reversal of $7.9 million of previously accrued licensing agent commissions.  These costs had been accrued over the period from fiscal 2001 through fiscal 2004 and were reversed because payment was no longer considered probable as a result of favorable litigation developments.  Excluding this reversal, licensing cost of revenues increased by approximately $0.5 million primarily due to a greater mix of royalty bearing revenue in fiscal 2005.

          Magazine publishing revenues increased primarily due to the production of three additional special editions in fiscal 2005 as compared to the prior year.  Specials published in fiscal 2005 included a two-part retrospective surrounding the history of WrestleMania and our annual WWE Divas Swimsuit issue.

          Home video revenues declined in part due to a lower price per unit as compared to fiscal 2004. This was partially offset by an increase of approximately 0.2 million gross units sold. Successful titles released in fiscal 2005 included The Rise & Fall of ECW, which chronicled the history of Extreme Championship Wrestling, and Hard Knocks: The Chris Benoit Story.

          The following chart provides performance results and key drivers for our Digital Media segment:

Digital Media Revenues	2005	2004	better (worse)

WWE.com	$7.8	$5.6	39%
WWEShop	$4.5	$4.9	(8)%
Average revenues per order (dollars)	$47.78	$42.88	11%
Other	$0.7	$0.9	(22)%

Total	$13.0	$11.4	14%

Cost of Revenues-Digital Media	2005	2004	better (worse)

WWE.com	$3.5	$3.2	(9)%
WWEShop	3.7	8.0	54%
Other	1.0	0.9	(11)%

Total	$8.2	$12.1	32%

Profit contribution margin	37%	(6)%

          Digital media revenue increased due to higher web advertising sales.  This overall increase was offset by a decrease in WWEShop sales reflecting a 19% decrease in the number of orders.  Partially offsetting the WWEShop decline was an 11% increase in the customer amount spent per order.

          During fiscal 2004 we recorded a pre-tax charge of $2.9 million in WWEShop cost of revenues for the impairment of certain long-lived assets of our e-commerce business.  These assets were primarily composed of capitalized software development costs incurred during the set up of the e-commerce section of our website.  Excluding this write-off, WWEShop cost of revenues decreased by approximately 27% as a result of reduced internet hosting costs associated with the operation of our website.

          The following chart reflects the amounts and percent change of certain significant overhead items:

Selling, General & Administrative Expenses	2005	2004	better (worse)

Staff related	$41.2	$42.5	3%
Legal, accounting and other professional	16.1	15.3	(5)%
Settlement of litigation, net	—	(5.9)	NA
Advertising and promotion	6.3	6.8	7%
Bad debt	0.7	(2.3)	(130)%
All other	22.6	21.8	(4)%

Total SG&A	$86.9	$78.2	(11)%

SG&A as a percentage of net revenues	24%	21%

          In fiscal 2004, we received a favorable legal settlement of approximately $5.9 million.  The $2.3 million negative amount of bad debt expense in fiscal 2004 was due to a payment received from a pay-per-view service provider that had been fully reserved in the prior year.

Stock Compensation Costs	2005	2004	better (worse)

Option exchange offer	$3.6	$2.0	(80)%
Other grants of restricted stock units	0.5	1.7	71%

Total stock compensation costs	$4.1	$3.7	(11)%

          Stock compensation expense relates to our restricted stock programs.  These programs were initiated in fiscal 2004.  During 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17.00 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average price of $13.28 per share, during the offering period.  This exchange results in a total compensation charge of approximately $6.7 million, of which approximately $2.0 million was recorded in fiscal 2004, approximately $3.6 million was recorded in fiscal 2005 and approximately $1.1 million was recorded in fiscal 2006.  The remaining charge of approximately $0.5 million in fiscal 2005 reflects the amortization of restricted stock grants issued to employees under our 1999 Long-Term Incentive Plan (“LTIP”).

          Also in 2004, we granted 178,000 restricted stock units at $9.60 per share.  Such issuances were granted to officers and employees under our LTIP.  Although originally scheduled to amortize over a seven year vesting period, an earnings target was set such that if achieved during the vesting period, the unvested restricted stock units would vest.  Such target was met in respect of fiscal 2004 and we recorded a $1.7 million charge in the fourth quarter of fiscal 2004 for the immediate vesting of the remaining restricted stock units.

	2005	2004	better (worse)

Depreciation and amortization	$11.9	$12.4	4%

	2005	2004	better (worse)

Investment income	$5.4	$5.9	(8)%

          The decrease in investment income relates to realized losses recognized with the sale of certain investments during fiscal 2005.

	2005	2004	better (worse)

Interest expense	$0.6	$0.8	25%

	2005	2004	better (worse)

Other income, net	$1.3	$1.3	—

	2005	2004

Provision	$18.6	$30.4
Effective tax rate	33%	38%

          The decrease in the effective tax rate was primarily due to the release of a valuation allowance no longer necessary upon the assignment of the lease of The World to a third party and other state tax benefits.

          Discontinued Operations – The World and XFL.  Income from discontinued operations of The World was $1.4 million, net of income taxes, in fiscal 2005 as compared to a loss from discontinued operations of $1.7 million, net of income taxes, in fiscal 2004.  During the second quarter of fiscal 2005, we reached a tentative agreement to assign the remaining term of the lease to a third party, and, accordingly, reduced the accrual for estimated shutdown costs to the amount required under this assignment.  The assignment relieved the Company of all further obligations related to this property. The transaction subsequently closed during the third quarter of fiscal 2005. Income from discontinued operations related to XFL was $0.3 million for fiscal year 2004. The results from fiscal 2004 reflected our final settlement of substantially all XFL remaining liabilities at less than the originally projected amount.

Liquidity and Capital Resources

          Cash flows from operating activities for the fiscal years ended April 30, 2006, 2005 and 2004 were $67.3, $16.5 million and $61.9 million, respectively.  Cash flows provided by operating activities from continuing operations were $67.1 million in fiscal 2006, $22.3 million in fiscal 2005 and $65.4 million in fiscal 2004. The increase in cash flows provided by operating activities in fiscal 2006 is due in part to the $21.0 million reduction in the amount spent on feature film production projects. The decline in cash flows provided by operating activities in fiscal 2005 is due in part to the $28.3 million spent of feature film production projects.  We currently have completed two film projects and are in the principal photography stage of production for our third film.   As of April 30, 2006, we have approximately $36.1 million in capitalized film production assets.  The aggregate gross production budget for the film currently in production, The Condemned, is estimated to be approximately $20 million, with the majority of this expenditure occurring in the eight months ending December 31, 2006.

          Cash provided by operating activities also increased due to a $26.8 million increase in accrued expense and other liabilities.  Accrued income taxes were $7.4 million as of April 30, 2006 increasing from zero at April 30, 2005 as we were in a prepaid tax position at that time. Accrued payroll expenses increased $3.2 million from April 30, 2005 due to a higher accrual for employee incentive bonus payments, which are linked to the Company’s performance.  Working capital, consisting of current assets less current liabilities, was $285.0 million and $278.1 million as of April 30, 2006 and April 30, 2005, respectively.

          Cash flows provided by investing activities for the fiscal years 2006 and 2005 were $84.9 million and $15.8 million, respectively, and cash flows used by investing activities were $111.0 million in fiscal 2004.  As of June 16, 2006, we had approximately $87.5 million invested primarily in fixed income mutual funds and short-term U.S. Treasury notes. Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.

          Capital expenditures were approximately $9.4 million, $5.3 million and $6.9 million in fiscal 2006, 2005 and 2004, respectively, primarily for the purchases of television equipment, digital media equipment and the conversion of our critical business and financial systems. Capital expenditures in fiscal 2006 include approximately $4.6 million for the purchase of land adjacent to our television studio. The $6.9 million in fiscal 2004 excluded approximately $20.1 million to purchase an aircraft on lease. Capital expenditures for the transitional period of May – December 31, 2006 are expected to be between $6.0 million and $10.0 million, which includes projects related to television equipment and building improvements.

          Cash flows used in financing activities for the fiscal years ended April 30, 2006, 2005 and 2004 were $33.5, $24.2 and $30.9, respectively. In fiscal 2006, we paid four dividends. The first two dividends were paid at a rate of $0.12 per share, and the next two dividends increased to $0.24 per share on all Class A and Class B common shares for an aggregate amount of $50.1 million compared to $24.7 million in fiscal 2005 and $11.0 million in fiscal 2004. In June 2006, the Board of Directors authorized a quarterly dividend of $0.24 per share on all Class A and Class B common shares that is expected to be paid on July 10, 2006.  Assuming the same dividend rate and the same stock ownership, the estimated amount of dividends to be paid for the upcoming eight month transition period is approximately $34.0 million.

          In June 2003, we repurchased approximately 2.0 million shares of our common stock from Viacom, Inc. for approximately $19.2 million, which was a slight discount to the then market value of our common stock. This transaction did not affect other aspects of our business relationship with Viacom. We made this repurchase because we believed that it was an appropriate use of excess cash and was beneficial to the Company and our stockholders.

          We believe that cash generated from operations and from existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures, feature film production and the payment of dividends.

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

          Our aggregate minimum payment obligations under these contracts as of April 30, 2006, assuming the continued waiver of compensation by Mr. and Mrs. McMahon, were as follows:

	Payments due by period

	($in millions)
	8 months ending 12/31/06	2007 to 2009	2010 to 2011	After 2011	Total

Long-term debt	$0.7	$4.2	$2.8	$1.8	$9.5
Operating leases	0.6	1.7	0.8	1.7	4.8
Talent, employment agreements and other commitments	13.4	19.7	5.2	11.5	49.8

Total commitments	$14.7	$25.6	$8.8	$15.0	$64.1

Seasonality

          Our operating results are not materially affected by seasonal factors; however, our premier event, WrestleMania, occurs in our fourth fiscal quarter, which as a result is historically our strongest quarter.  Due to our change in fiscal year end, beginning in calendar year 2007 WrestleMania will occur in our second quarter.  In addition, revenues from our licensing and direct sale of consumer products, including our catalogs, magazines and internet sites, may vary from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuation in quarterly revenues and earnings.

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

•          Revenue Recognition

          Pay-per-view programming:

          Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and any subsequent adjustments to the buys are recognized on a cash basis. As of April 30, 2006, our pay-per-view accounts receivable was $28.5 million. If our initial estimate is incorrect, it can result in significant adjustments to revenues in subsequent years.

          Television advertising:

          Revenues from the sale of television advertising in Canada are recorded when the commercial airs within our programming and are based upon contractual amounts previously established with our advertisers.  These contractual amounts are typically based on the advertisement reaching a desired number of viewers.  If an ad does not reach the desired number of viewers, we record an estimated reserve to reflect rebates or additional ad placements due to advertisers, based on the difference between the intended delivery (as contracted) and actual delivery of audiences.  As of April 30, 2006, our estimated reserve was $0.4 million.  If our estimated reserves are incorrect, revenues in subsequent periods would be impacted.

          Sponsorships:

          Through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage and special appearances by our Superstars.  We follow the guidance of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables,” and assign the total sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair value.  Our relative fair values for the sponsorship elements are based upon a combination of historical prices and current advertising market conditions.  Revenue from these packages is recognized as each element is delivered.  If we do not accurately estimate the fair values of the various components of sponsorship packages, the timing of our income recognition would be impacted.  Sponsorship revenues totaled $2.8 million in fiscal 2006.

          Home video:

          Revenues from the sales of home video titles are recorded when shipped by our distributor to wholesalers/ retailers, net of an allowance for estimated returns.  The allowance for estimated returns is based on historical information and current industry trends. As of April 30, 2006, our home video returns allowance was $3.8 million.  If we do not accurately predict returns, we may have to adjust revenues in future periods.

          Magazine publishing:

          Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns.  We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current titles in relation to prior issue return rates.  As of April 30, 2006, our newsstand returns allowance was $4.5 million.  If we do not accurately predict returns, we may have to adjust revenues in future periods.

•          Feature films

          We capitalize costs of production and acquisition, including production overhead, as feature film production assets. These costs will be amortized to direct operating expenses in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films”. These costs are stated at the lower of unamortized film costs or estimated fair value. These costs for an individual film will be amortized and participation and residual costs will be accrued in the proportion that the current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film over a period not to exceed ten years from the date of initial release. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value.

No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.  As of April 30, 2006, we have approximately $36.1 million in capitalized film production costs.

          We have performed an initial estimate of our ultimate revenue for our two completed projects, See No Evil and The Marine, and believe no write-down is required at this time.

•          Allowance for Doubtful Accounts

          Our receivables represent a significant portion of our current assets.  We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible.  We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers.  Changes in the financial condition of significant customers, either adverse or positive, could impact the amount and timing of any additional allowances that may be required.  As of April 30, 2006 our allowance for doubtful accounts was $3.7 million.

•          Income Taxes

          We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  As such, we recognize the future impact of the difference between the financial statement and tax basis of assets and liabilities.  As of April 30, 2006, we have $10.9 million of net deferred tax assets on our balance sheet.  We record valuation allowances against deferred tax assets when management does not believe the future tax benefits are more likely than not to be realized. We also provide reserves when we believe that it is not probable that a tax position taken by the Company will be sustained if challenged.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to adopt this Statement on May 1, 2006. We do not currently expect the impact of this pronouncement to be material to our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Annual Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming and, in this regard, our agreement with UPN for the broadcast of our television show SmackDown runs until September 2006. We are finalizing a new agreement with UPN, and its successor, the CW Network, which has announced that SmackDown will continue on Friday nights; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks as we expand into new and complementary businesses such as subscription video-on-demand and feature films; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xvii) our Class A common stock has a relatively small public “float”.  The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements.

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

Item 8.  Financial Statements and Supplementary Data

          The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None

Item 9A.  Controls and Procedures

          We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and SVP Finance / Chief Accounting Officer of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer, Chief Financial Officer and SVP Finance / Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of April 30, 2006 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in our disclosure controls and procedures during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and SVP Finance / Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2006 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

          Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2006. We reviewed the results of management’s assessment with our Audit Committee.

          Management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, Connecticut

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended April 30, 2006 and our report dated June 23, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Deloitte & Touche LLP

Stamford, Connecticut
June 23, 2006

Item 9B. Other Information

None.

PART III

          The information required by Part III (Items 10-14) is incorporated herein by reference to the captions “Election of Directors”, “Executive Compensation”, “Security Ownership of Certain Beneficial Owners and Management” and “Ratification of Selection of Independent Auditors” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders.

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

10.2B	Amendment, dated June 23, 2006, to Employment Agreement with Vincent K. McMahon (filed herewith). *

10.3	Booking Contract with Vincent K. McMahon, dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*

10.3A	Amendment, dated July 3, 2001, to Booking Contract with Vincent K. McMahon (incorporated by reference to Exhibit 10.3A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2001).*

10.4	Employment Agreement with Linda E. McMahon, dated October 14, 1999 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1(No 333-84327)).*

10.4A	Amendment, dated June 23, 2006, to Employment Agreement with Linda E. McMahon (filed herewith).*

10.5	Booking Contract with Linda E. McMahon, dated February 15, 2000 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000)).*

10.6	World Wrestling Entertainment Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

10.7	World Wrestling Entertainment, Inc. Management Bonus Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2003 Annual Meeting of Stockholders, filed July 31, 2003).*

10.8

Registration Rights Agreement, dated August 30, 2001, by and between Invemed Catalyst Fund, L.P. and World Wrestling Entertainment, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).

10.9

Open End Mortgage Deed, Assignment of Rents and Security Agreement between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (No. 333-84327)).

10.10

Promissory Note issued by TSI Realty Company to GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (No. 333-84327)).

10.11

Environmental Indemnity Agreement among TSI Realty Company, Titan Sports Inc. and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (No. 333-84327)).

10.12

Assignment of Leases and Rents between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (No. 333-84327)).

10.13	Agreement between WWF-World Wide Fund for Nature and Titan Sports, Inc. dated January 20, 1994 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-84327)).

10.14	Offer letter, dated May 10, 2005, between the Company and Michael Sileck (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed May 19, 2005).*

10.15	Offer letter, dated March 4, 2004, between the Company and John Laurinaitis (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2005). *

10.16	Offer letter, dated July 1, 2003, between the Company and Thomas Barreca (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2005).*

10.17	Employment Agreement with Joel Simon, dated as of May 20, 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed November 11, 2005). *

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification by Michael Sileck pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification by Frank G. Serpe pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon, Linda E. McMahon, Michael Sileck and Frank G. Serpe pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: June 23, 2006	By:	/s/ LINDA E. MCMAHON

Linda E. McMahon
Chief Executive Officer

Dated: June 23, 2006	By:	/s/ MICHAEL SILECK

Michael Sileck
Chief Financial Officer

Dated: June 23, 2006	By:	/s/ FRANK G. SERPE

Frank G. Serpe
SVP Finance / Chief Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date

/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors,
	(co-principal executive officer)	June 23, 2006
Vincent K. McMahon

/s/ LINDA E. MCMAHON	Chief Executive Officer and Director,
	(co-principal executive officer)	June 23, 2006
Linda E. McMahon

/s/ LOWELL P. WEICKER Jr.	Director	June 23, 2006

Lowell P. Weicker Jr.

/s/ DAVID KENIN	Director	June 23, 2006

David Kenin

/s/ JOSEPH PERKINS	Director	June 23, 2006

Joseph Perkins

/s/ MICHAEL B. SOLOMON	Director	June 23, 2006

Michael B. Solomon

/s/ ROBERT A. BOWMAN	Director	June 23, 2006

Robert A. Bowman

/s/ MICHAEL SILECK	Chief Financial Officer and Director

Michael Sileck		June 23, 2006

/s/ FRANK G. SERPE	SVP Finance / Chief Accounting Officer	June 23, 2006

Frank G. Serpe

WORLD WRESTLING ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of April 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and of cash flows for each of the three years in the period ended April 30, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Stamford, Connecticut
June 23, 2006

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED INCOME STATEMENTS
(dollars and shares in thousands, except per share data)

	Year ended April 30

	2006	2005	2004

Net revenues	$400,051	$366,431	$374,909
Cost of revenues	227,172	213,289	207,121
Selling, general and administrative expenses	87,173	86,874	78,170
Depreciation and amortization	10,472	11,874	12,363
Stock compensation costs	4,694	4,101	3,675

Operating income	70,540	50,293	73,580

Investment income, net	7,390	5,362	5,906
Interest expense	587	642	767
Other income, net	553	1,346	1,275

Income before income taxes	77,896	56,359	79,994
Provision for income taxes	30,884	18,581	30,421

Income from continuing operations	47,012	37,778	49,573

Income (loss) from discontinued operations, net of tax expense (benefit) of $23, $737 and $(722) for 2006, 2005 and 2004, respectively	35	1,369	(1,381)

Net income	$47,047	$39,147	$48,192

Earnings (loss) per share - Basic:
Continuing operations	$0.68	$0.55	$0.72
Discontinued operations	0.00	0.02	(0.02)

Net income	$0.68	$0.57	$0.70

Earnings (loss) per share - Diluted:
Continuing operations	$0.67	$0.54	$0.72
Discontinued operations	0.00	0.02	(0.02)

Net income	$0.67	$0.56	$0.70

Shares used in per share calculations:
Basic	69,361	68,617	68,621
Diluted	70,176	69,376	69,036

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	As of April 30

	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$175,203	$56,568
Short-term investments	105,655	201,487
Accounts receivable, net	67,775	61,901
Inventory, net	1,788	1,057
Prepaid expenses and other current assets	11,140	15,191
Assets of discontinued operations	457	544

Total current assets	362,018	336,748

PROPERTY AND EQUIPMENT, NET	67,570	66,638
FEATURE FILM PRODUCTION ASSETS	36,094	28,771
INTANGIBLE ASSETS, NET	1,461	2,608
OTHER ASSETS	12,247	6,640

TOTAL ASSETS	$479,390	$441,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$817	$756
Accounts payable	19,826	15,669
Accrued expenses and other liabilities	36,017	21,151
Deferred income	19,874	20,843
Liabilities of discontinued operations	294	254

Total current liabilities	76,828	58,673

LONG-TERM DEBT	6,381	7,198
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 22,843,435 and 21,167,092 shares issued as of April 30, 2006 and 2005, respectively)	227	210
Class B common stock: ($.01 par value; 60,000,000 shares authorized; 47,713,563 and 47,713,563 shares issued as of April 30, 2006 and 2005, respectively)	479	479
Additional paid-in capital	277,693	254,716
Accumulated other comprehensive income (loss)	355	(908)
Retained earnings	117,427	121,037

Total stockholders’ equity	396,181	375,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,390	$441,405

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(dollars and shares in thousands)

					Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income
	Common Stock		Treasury Stock
							Retained Earnings	Total
	Shares	Amount	Shares	Amount

Balance, May 1, 2003	72,996	$730	2,578	$(30,569)	$297,315	$243	$69,634	$337,353
Comprehensive income:
Net income	—	—	—	—	—	—	48,192	48,192
Translation adjustment	—	—	—	—	—	(203)	—	(203)
Unrealized holding loss, net of tax	—	—	—	—	—	(1,160)	—	(1,160)

Total comprehensive income								46,829
Retirement of treasury stock	(4,616)	(46)	(4,616)	49,712	(49,666)	—	—	—
Stock issuances (repurchases), net	27	—	2,038	(19,143)	5	—	—	(19,138)
Exercise of stock options	24	—	—	—	305	—	—	305
Tax benefit from exercise of stock options	—	—	—	—	2	—	—	2
Dividends paid	—	—	—	—	—	—	(10,954)	(10,954)
Dividends declared, not yet paid	—	—	—	—	—	—	(4,106)	(4,106)
Stock compensation costs	—	—	—	—	2,814	—	—	2,814

Balance, April 30, 2004	68,431	684	—	—	250,775	(1,120)	102,766	353,105
Comprehensive income:
Net income	—	—	—	—	—	—	39,147	39,147
Translation adjustment	—	—	—	—	—	932	—	932
Unrealized holding loss, net of tax	—	—	—	—	—	(1,364)	—	(1,364)
Reclassification adjustment for losses realized in net income, net of tax	—	—	—	—	—	644	—	644
Total comprehensive income								39,359
Stock issuances (repurchases), net	376	4	—	—	(1,195)	—	—	(1,191)
Exercise of stock options	74	1	—	—	704	—	—	705
Tax benefit from exercise of stock options	—	—	—	—	81	—	—	81
Dividends paid	—	—	—	—	267	—	(20,876)	(20,609)
Stock compensation costs	—	—	—	—	4,084	—	—	4,084

Balance, April 30, 2005	68,881	689	—	—	254,716	(908)	121,037	375,534

Comprehensive income:
Net income	—	—	—	—	—	—	47,047	47,047
Translation adjustment	—	—	—	—	—	1,320	—	1,320
Unrealized holding loss, net of tax	—	—	—	—	—	(1,185)	—	(1,185)
Reclassification adjustment for losses realized in net income, net of tax	—	—	—	—	—	1,128	—	1,128

Total comprehensive income								48,310
Stock issuances (repurchases), net	284	3	—	—	(814)	—	—	(811)
Exercise of stock options	1,392	14	—	—	16,809	—	—	16,823
Tax benefit from exercise of stock options	—	—	—	—	1,695	—	—	1,695
Dividends paid	—	—	—	—	593	—	(50,657)	(50,064)
Stock compensation costs	—	—	—	—	4,694	—	—	4,694

Balance, April 30, 2006	70,557	$706	—	—	$277,693	$355	$117,427	$396,181

See Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended April 30

	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$47,047	$39,147	$48,192
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(35)	(1,369)	1,381
Depreciation and amortization	10,472	11,874	12,363
Realized losses on sales of investments	1,820	1,039	—
Amortization of investment income	(1,702)	(424)	(1,052)
Stock compensation costs	4,694	4,084	2,814
Unrealized gain on revaluation of warrants	(1,474)	(714)	(671)
Provision for doubtful accounts	494	655	(2,295)
Provision for inventory obsolescence	1,894	1,549	237
Provision for deferred income taxes	(1,661)	1,190	5,087
Impairment of long-lived asset	—	—	2,942
Changes in assets and liabilities:
Accounts receivable	(6,368)	385	(11,332)
Inventory	(2,625)	(1,749)	(255)
Prepaid expenses and other assets	(2,658)	519	3,301
Feature film production assets	(7,323)	(28,340)	(431)
Accounts payable	4,156	2,552	(1,070)
Accrued expenses and other liabilities	20,849	(5,902)	7,917
Deferred income	(478)	(2,176)	(1,737)

Net cash provided by continuing operations	67,102	22,320	65,391
Net cash provided by (used in) discontinued operations	162	(5,830)	(3,477)

Net cash provided by operating activities	67,264	16,490	61,914

INVESTING ACTIVITIES:
Purchase of property and equipment	(9,376)	(5,060)	(5,266)
Purchase of corporate aircraft	—	—	(20,122)
Purchase of other assets	(881)	(195)	(1,641)
Purchases of short-term investments	(53,765)	(61,471)	(238,014)
Proceeds from sales or maturities of short-term investments	148,908	82,553	154,051

Net cash provided by / (used in) continuing operations	84,886	15,827	(110,992)
Net cash used in discontinued operations	—	—	—

Net cash provided by / (used in) investing activities	84,886	15,827	(110,992)

FINANCING ACTIVITIES:
Repayment of long-term debt	(757)	(700)	(1,248)
Stock issuance (repurchase), net	483	496	(19,031)
Dividends paid	(50,064)	(24,716)	(10,954)
Net proceeds from exercise of stock options	16,823	704	305

Net cash used in continuing operations	(33,515)	(24,216)	(30,928)
Net cash provided by discontinued operations	—	—	—

Net cash used in financing activities	(33,515)	(24,216)	(30,928)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	118,635	8,101	(80,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,568	48,467	128,473
CASH AND CASH EQUIVALENTS, END OF PERIOD	$175,203	$56,568	$48,467

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for income taxes, net of refunds	$19,060	$17,464	$14,016
Cash paid during the year for interest	$587	$642	$773

See Notes to Consolidated Financial Statements.

1.  Basis of Presentation and Business Description (dollar amounts in thousands, except per share data)

          The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our subsidiaries.  We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television and pay-per-view event programming and live events and the licensing and sale of consumer products featuring our World Wrestling Entertainment brands. Our operations are organized around four principal activities:

Live and Televised Entertainment
•

Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of advertising and sponsorships and fees for viewing our pay-per-view and video on demand programming.

Consumer Products
•	Revenues consist principally of royalties from products sold by licensees (such as video games, toys and books), sales of WWE produced home videos and magazine publishing.

Digital Media
•	Revenues consist of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and various broadband and mobile services.

WWE Films
•

Consists of the production and distribution of filmed entertainment featuring our Superstars. This is a new venture for WWE. No revenues have been generated to date since our first film release occurred subsequent to our fiscal 2006 year end.

          All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

          Fiscal Period —   Our fiscal year ends on April 30 of each year. Unless otherwise noted, all references to years relate to fiscal years, not calendar years, and refer to the fiscal period by using the year in which the fiscal period ends. Our fiscal quarters are thirteen-week periods that end on the thirteenth Friday in the quarter, with the exception of our fourth quarter, which always ends on April 30.  In June 2006, the Board of Directors elected to change the Company’s fiscal year to a calendar basis beginning with calendar year 2007.  This change is intended to simplify communication with shareholders and will enable the reporting of our financial results in a timeframe consistent with the majority of our media and entertainment peers. We will therefore establish an eight month transition period from May 1, 2006 through December 31, 2006.  During this transition period, we will continue to file our quarterly reports on Form 10-Q under our current fiscal reporting schedule, namely for our first quarter ending July 28, 2006 and our second quarter ending October 27, 2006.  Subsequently we will file a Form 10-K covering the transition period from May 1, 2006 through December 31, 2006.

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

	Balance at beginning of period	Charged to costs and expenses	Write-offs and other	Balance at end of period

2006	$3,287	$494	$(41)	$3,740
2005	$2,612	$675	$—	$3,287
2004	$5,284	$(2,295)	$(377)	$2,612

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

          Valuation of Long-Lived Assets — We periodically evaluate the carrying value of long-lived assets when events and circumstances warrant such a review.  During fiscal 2004, management performed an analysis on our long-lived assets related to our e-commerce infrastructure.  These assets were primarily composed of capitalized software development costs incurred during the set up of the e-commerce section of our website.  Based upon the performance of our e-commerce business as compared to the costs incurred to operate the site, management determined that the asset was impaired and recorded a pre-tax charge of $2,942.

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

          •     Sponsorships:

          Through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage, on-air announcements and special appearances by our Superstars.  We follow the guidance of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables,” and assign the total sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.  Our relative fair values for the sponsorship elements are based upon a combination of historical prices and current advertising market conditions.  Revenue from these packages is recognized as each element is delivered.

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

          Stock-Based Compensation —   We currently account for stock options issued to employees using the intrinsic value method as prescribed under Accounting Principles Board Opinion (“APB”) No 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of our stock on the grant date.  Stock options issued to non-employees are accounted for at fair value at the issuance date.  We follow the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation —   Transition and Disclosure”, and SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS Nos. 148 and 123(R) encourage, but do not require, companies to adopt a fair value based method for determining expense related to stock-based compensation (See Note 12).  Restricted stock unit grants are recorded at fair value as of the grant date, with the resulting compensation cost recorded over the vesting period. We will adopt the provisions of SFAS No. 123(R) in May 2006.

          The fair value of options granted to employees, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004

Expected life of option	NA	3 years	3 years
Risk-free interest rate	NA	3.0%	1.8%
Expected volatility of our common stock	NA	33%	38%
Expected dividend yield	NA	1.9%	1.7%

	2006	2005	2004

Weighted average fair value per share of each option granted to employees	$—	$2.95	$2.44
Total number of options granted to employees	0	1,104,500	852,500
Total fair value of all options granted to employees	$—	$3,264	$2,082

          Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No.123(R), our income from continuing operations and basic and diluted earnings from continuing operations per common share for 2006, 2005 and 2004 would have been impacted as shown in the following table:

	2006	2005	2004

Reported income from continuing operations	$47,012	$37,778	$49,573
Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	2,910	2,542	2,278
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,741)	(4,125)	(4,392)

Pro forma income from continuing operations	$46,181	$36,195	$47,459

Reported basic earnings from continuing operations per common share	$0.68	$0.55	$0.72
Pro forma basic earnings from continuing operations per common share	$0.67	$0.53	$0.69
Reported diluted earnings from continuing operations per common share	$0.67	$0.54	$0.72
Pro forma diluted earnings from continuing operations per common share	$0.66	$0.52	$0.69

          Derivative Instruments – We hold warrants received from certain publicly traded companies with whom we have licensing or distribution agreements.  Warrants received from our licensees and a television programming distributor were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model.  That amount was recorded as deferred revenue and is amortized into operating income over the life of the related agreements using straight-line amortization. For the fiscal years ended April 30, 2006, 2005, and 2004, we recorded revenues of $493, $493, and $1,052 respectively, related to the amortization of deferred revenue resulting from the receipt of such warrants.  Subsequent to receipt, warrants are adjusted to their estimated fair value each quarter, with changes in fair value included in other income.

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

          Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005, and accordingly the Company adopted this Statement on May 1, 2006.  The impact of this Statement on our financial statements is not expected to be material.

3.  Earnings Per Share

          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	2006	2005	2004

Basic	69,360,856	68,617,365	68,621,145
Diluted	70,175,854	69,376,281	69,035,634
Dilutive effect of outstanding options	170,186	120,866	86,218
Dilutive effect of restricted stock units	644,812	638,050	328,271
Anti-dilutive outstanding options, end of period	306,200	2,785,000	2,025,125

4.  Intangible Assets

          Our intangible assets consist principally of acquired wrestling based film libraries, trademarks and trade names.  The cost of film libraries acquired during fiscal 2006, 2005 and 2004 was approximately $881, $195 and $1,710, respectively. We amortize film library costs over three years and amortize acquired trademarks and trade names over six years, which is the period of the expected revenues to be derived from these assets.

	April 30, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$5,626	$(4,574)	$1,052
Trademarks and trade names	2,660	(2,251)	409

	$8,286	$(6,825)	$1,461

	April 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,745	$(2,993)	$1,752
Trademarks and trade names	2,660	(1,804)	856

	$7,405	$(4,797)	$2,608

Amortization expense recorded for the years ended April 30, 2006, 2005 and 2004 was $2,028, $2,079 and $1,843, respectively.

The following table presents estimated future amortization expense:

For the eight months ending December 31, 2006	$648
For the year ending December 31, 2007	417
For the year ending December 31, 2008	298
For the year ending December 31, 2009	98

Total	$1,461

5.  Investments

          Short-term investments consisted of the following:

	April 30, 2006

	Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value

Fixed income mutual funds and other	$90,659	$(2,848)	$87,811
United States Treasury Notes	17,850	(6)	17,844

Total	$108,509	$(2,854)	$105,655

          The unrealized holding loss of $2,854 at April 30, 2006 consisted of gross losses of $2,907 and gains of $53.  The securities with unrealized losses consisted primarily of fixed income mutual funds.  The unrealized loss is due to changes in interest rates subsequent to the purchase of the investment.

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

          Management deems investments to be impaired when a decline in fair value is judged to be other-than-temporary.  If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the intent and ability to hold the investment.  As of April 30, 2006 we had $86,805 of fixed income mutual funds in a continuous unrealized loss position for twelve months or greater.  Management does not believe that any unrealized losses represent other-than-temporary impairment based on our evaluation of available evidence as of April 30, 2006

          In addition to the short-term investments described above, we also hold warrants which we received from certain publicly traded companies with whom we have licensing or distribution agreements.  The estimated fair value of these warrants, determined using the Black-Scholes model, was $4,497 and $3,023 as of April 30, 2006 and 2005, respectively, and is included in other non current assets.  We recognized mark to market adjustments of $1,474, $714 and $671 during fiscal 2006, 2005 and 2004, respectively, relating to these warrants, which is included in other income.

6.  Property and Equipment

          Property and equipment consisted of the following:

	2006	2005

Land, buildings and improvements	$55,957	$51,958
Equipment	44,788	42,511
Corporate aircraft	20,710	20,710
Vehicles	518	542

	121,973	115,721
Less accumulated depreciation and amortization	54,403	49,083

Total	$67,570	$66,638

          In fiscal 2006 we purchased land adjacent to our television production studio for approximately $4,589.  Depreciation expense was $8,444, $9,795 and $10,520 in fiscal 2006, 2005 and 2004, respectively.

7. Feature Film Production Assets

          Feature film production assets are summarized as follows:

	2006	2005

Feature film productions:
Completed but not released	$33,744	$—
In production	1,702	28,296
In development	648	475

Total	$36,094	$28,771

          We have completed the production for two theatrical film releases and are currently in production for our third film. We have agreements for the worldwide distribution of these films and certain related rights and products. Our first feature film, See No Evil, was released domestically subsequent to our 2006 fiscal year end on May 19th.  Our second film, The Marine, is currently scheduled for release in October 2006.  Our third feature film, The Condemned, is currently filming in Australia.

          In addition to the capitalized production costs related for these three films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment if, and when, a project is deemed to be abandoned.  Approximately $197, $158 and $423 of previously capitalized development costs were expensed for abandoned projects in fiscal 2006, 2005 and 2004, respectively.

8.  Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	2006	2005

Accrued pay-per-view event costs	$7,500	$5,691
Accrued income taxes	7,418	—
Accrued talent royalties	714	320
Accrued payroll related costs	9,176	5,931
Accrued television costs	1,487	1,958
Accrued legal and professional fees	3,254	2,601
Accrued home video production and distribution	3,121	2,013
Accrued publishing print and distribution	625	632
Accrued other	2,722	2,005

Total	$36,017	$21,151

          The increase in accrued pay-per-view costs is due to the timing of our Backlash event, which occurred on April 30, 2006.  There were no accrued income taxes in the prior year as we were in a prepaid position in fiscal 2005.  The increase in payroll related costs reflects a higher accrued amount for bonus payments, which are linked to the Company’s achievement of certain performance thresholds.

9.  Debt

          In 1997, we entered into a mortgage loan agreement under which we borrowed $12,000 at an annual interest rate of 7.6%. Principal and interest are to be paid in 180 monthly installments of approximately $112. The loan is collateralized by our executive offices and television studio in Stamford, Connecticut.

          As of April 30, 2006, the scheduled principal repayments under our mortgage obligation were as follows:

For the eight months ending December 31, 2006	$537
For the year ending December 31, 2007	860
For the year ending December 31, 2008	927
For the year ending December 31, 2009	1,002
For the year ending December 31, 2011	1,082
Thereafter	2,790

Total	$7,198

10.  Income Taxes

          For fiscal 2006, 2005 and 2004, we were taxed on our income from continuing operations at an effective tax rate of 39.6%, 33.0% and 38.0%, respectively.  Our income tax provision related to our income from continuing operations for fiscal 2006, 2005 and 2004 was $30,884, $18,581 and $30,421, respectively, and included federal, state and foreign taxes.

          The components of our tax provision from continuing operations were as follows:

	2006	2005	2004

Current:
Federal	$22,595	$10,443	$19,541
State and local	7,232	1,623	3,133
Foreign	2,718	5,325	2,642
Deferred:
Federal	(2,139)	2,183	4,503
State and local	478	(993)	620
Foreign	—	—	(18)

Total	$30,884	$18,581	$30,421

     The income tax provision allocated to continuing operations and discontinued operations was as follows:

	2006	2005	2004

Provision for income taxes - continuing operations	$30,884	$18,581	$30,421
Provision (benefit) for income taxes - discontinued operations	23	737	(722)

Total allocated provision (benefit) for income taxes	$30,907	$19,318	$29,699

          Components of income before income taxes are as follows:

	2006	2005	2004

U.S.	$77,357	$54,878	$78,884
International Subsidiaries	539	1,481	1,110
Income before income taxes	$77,896	$56,359	$79,994

          The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	2006	2005	2004

Statutory U.S. federal tax at 35%	$27,263	$19,726	$27,998
State and local taxes, net of federal benefit	5,012	1,218	2,439
Foreign rate differential	157	181	261
Tax exempt interest income	(1,205)	(1,701)	—
Valuation allowance	292	(1,002)	(162)
Other	(635)	159	(115)

Provision for income taxes	$30,884	$18,581	$30,421

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations consisted of the following:

	2006	2005

Deferred tax assets:
Accounts receivable	$1,362	$1,207
Inventories	1,367	869
Prepaid royalties	3,929	3,884
Stock options/stock compensation	737	2,731
Credits and net operating loss carryforwards	2,465	—
Investments	3,970	3,948
Intangible assets	3,171	2,447
Accrued liabilities and reserves	730	1,301
Foreign	—	65

Deferred tax assets, gross	17,731	16,452
Valuation allowance	(1,788)	(1,496)

Deferred tax assets, net	15,943	14,956
Deferred tax liabilities:
Fixed assets and depreciation	5,011	5,524

Total deferred tax assets, net	$10,932	$9,432

          The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of April 30, 2006 and 2005, $5,467 and $5,815, respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $5,465 and $3,617, respectively, are included in other non-current assets in our consolidated balance sheets.

          As of April 30, 2006, and April 30, 2005 we had valuation allowances of $1,788 and $1,496, respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. The valuation allowance is primarily related to the deferred tax asset arising from losses on investments which are capital in nature for which realization is uncertain. A majority of these capital loss carry forwards expire in 2008.

          The Company is subject to periodic audits of its various tax returns by government agencies which could result in possible tax liabilities.  Although the outcome of these matters cannot currently be determined, the Company does not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on the Company’s financial position or results of operations.  The Company has recorded accruals for certain probable tax contingencies related to various tax matters as of April 30, 2006.

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

          Future minimum payments as of April 30, 2006 under the agreements described above were as follows:

	Operating Lease Commitments	Other Commitments	Total

For the eight months ending December 31, 2006	$635	$14,023	$14,658
For the year ending December 31, 2007	703	9,453	10,156
For the year ending December 31, 2008	501	7,845	8,346
For the year ending December 31, 2009	470	6,672	7,142
For the year ending December 31, 2010	444	4,609	5,053
Thereafter	2,084	16,689	18,773

Total	$4,837	$59,291	$64,128

          Rent expense under operating leases included in continuing operations was approximately $2,460 $2,231, and $1,906 for 2006, 2005 and 2004, respectively.

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

          As part of its original complaint, the Fund included a damages claim associated with our use of the initials “wwf.”  On October 29, 2004, the Fund filed a claim for damages in the English High Court.  In this filing, the Fund seeks actual damages for legal and other costs of approximately $575, which we have provided for, and further asserts substantial monetary claims in an amount calculated as a royalty based on a percentage of profits from certain of our revenue streams, otherwise referred to as restitutionary damages, over the period January 1997 through November 2002.  On January 6, 2005, we filed an application to determine as a preliminary issue the propriety of the Fund’s basis upon which damages have been claimed.  After a hearing relating to this preliminary issue, in January 16, 2006, by judgment dated February 16, 2006, the Court ruled that the Fund is entitled in point of law to seek restitutionary damages, but that the question whether the Fund is entitled in point of fact to claim or recover damages on that basis remains to be determined, and we have appealed this decision.  The Fund was ordered to provide further clarification of its claim by March 2, 2006, and the Fund has made such a filing with the Court.  The Company believes that this alleged clarification does not comply with the February 16, 2006 order, and has applied for an order that if clarification is not provided, the claim for damages should be struck.  This application is likely to be heard in July 2006.  Aside from this application, all other proceedings are stayed pending the outcome of the Company’s appeal.

          We strongly dispute that the Fund has suffered any loss or damage, and do not believe that they are entitled to restitutionary damages.  We believe that we have strong defenses to the Fund’s unwarranted monetary claims and will vigorously defend against them.  We cannot quantify the potential impact that an unfavorable outcome of the damages claim could have on our financial condition, results of operations or liquidity; however, based on the Fund’s assertions, it could be material.

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

          We also filed a complaint against James Bell, one of our former officers (“Bell”), and certain entities related to him, with respect to irregularities in the licensing program during his tenure with us, which came to light as a result of discovery in the Shenker litigation.  That lawsuit has been consolidated with the Shenker litigation.  We filed a motion for summary judgment on all of our claims, which was granted on August 17, 2004.  On February 10, 2005, Bell pleaded guilty in United States District Court for the District of Connecticut to mail fraud resulting from kickbacks from Stanley Shenker (“Shenker”) and SSAI based on the royalties derived from certain WWE licensing agreements.  On August 10, 2005, the Company entered into a partial settlement with Bell pursuant to which the Company agreed to settle its state law claim for the payment of $2,500.  The Company’s federal claims were specifically excluded from this settlement.  On June 6, 2006, Shenker was indicted in the U.S. District Court for the District of Connecticut on one count of conspiracy to commit interstate transportation of money obtained by fraud and wire fraud and three counts of interstate transportation of money obtained by fraud.

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

          In an order dated March 31, 2006, the Court: (i) denied the defendants’ motions to dismiss the Company’s RICO claim based on their enterprise argument; (2) granted the defendants’ motions to dismiss the Company’s Robinson-Patman Act claim; and (3) granted the defendants’ motions to dismiss the Company’s Sherman Act claim.  The Company timely filed a motion for reconsideration of the court’s dismissal of the Company’s Sherman Act claim, which remains pending before the court.  The defendants’ motions to dismiss remaining RICO issues were briefed by the Defendants’ on June 2, 2006.  The Company’s response in opposition to those briefs is due on July 7, 2006.

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

IPO Class Action

          In December 2001, a purported class action complaint was filed against us asserting claims for alleged violations of the federal securities laws relating to our initial public offering in 1999. Also named as defendants in this suit were Vincent K. McMahon, Linda E. McMahon and August J. Liguori, a former Chief Financial Officer (collectively, the “Individual Defendants”) and the underwriters of our initial public offering. According to the allegations of the Complaint, the underwriter defendants allegedly engaged in manipulative practices by, among other things, pre-selling allotments of shares of the Company’s stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements which allegedly artificially inflated the Company’s stock price.  The plaintiff further alleges that the Company knew or should have known of such unlawful practices.  This litigation has been consolidated in the United States District Court for the Southern District of New York with claims against approximately 300 other companies that had initial public offerings during the same general time period.

          While the Company strongly denies all allegations, the class plaintiffs and the issuer defendants, including the Individual Defendants and the Company, reached an agreement for the settlement of all claims.  On February 15, 2005, the court issued an opinion and order granting preliminary approval of the settlement, subject to certain non-material modifications. The court held a settlement fairness meeting on April 24, 2006 following which it took under advisement the motion for final approval of the settlement.  This settlement, if consummated, is not anticipated to have a material adverse effect on our financial condition, results of operation or liquidity.  The Company expects the settlement process will move forward; however, no assurances can be given in this regard.

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

          We provide a stock purchase plan for our employees.  Under the plan, any regular full-time employee may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. At April 30, 2006, approximately 86 employees were participants in the plan. In fiscal 2006, employee participants purchased approximately 27,369 shares of our common stock under the plan at a weighted average price of $9.96 per share.

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

          In January 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units, or, for holders with fewer than 25,000 options, for cash at 75% of the average price of $13.28 per share, during the offering period.  Overall, 4.2 million options were eligible for the offer, of which 4.1 million were exchanged for either cash or restricted stock units.  In exchange for the options tendered, we granted an aggregate of 591,416 restricted stock units and made cash payments in the aggregate amount of approximately $0.9 million, which resulted in a total compensation charge of approximately $6.7 million, of which the cash payment of $0.8 million to employees was recorded in fiscal 2004, and the portion related to the grant of the restricted stock units to employees was recorded over the units’ 24 month vesting period.  As a result, $2.0 million of the compensation charge related to the option exchange program was recorded in fiscal 2004, approximately $3.6 million was recorded in fiscal 2005 and approximately $1.1 million was recorded in fiscal 2006.

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

          In September 2005, we granted 470,000 restricted stock units at a price per share of $13.23. Such issuances were granted to officers and employees under the Plan. Total compensation cost related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, is $6,218 and is being amortized over the vesting period, which is three years.

          Presented below is a summary of the LTIP’s stock option activity for each of the three years ended April 30, 2006.

	Options	Weighted Average Exercise Price

Options outstanding at May 1, 2003	6,964,450	$15.89

Options granted	852,500	$9.63
Options canceled	(4,837,775)	$16.89
Options exercised	(23,550)	$12.94

Options outstanding at April 30, 2004	2,955,625	$12.47
Options granted	1,104,500	$12.89
Options canceled	(441,451)	$12.51
Options exercised	(73,905)	$9.40

Options outstanding at April 30, 2005	3,544,769	$12.61

Options granted	—	—
Options canceled	(234,141)	$12.39
Options exercised	(1,392,024)	$12.08

Options outstanding at April 30, 2006	1,918,604	$13.10

Restricted stock units outstanding	727,742

Available for future grants at April 30, 2006	3,814,219

          The number of options exercisable as of April 30, 2006, 2005, and 2004 was 1,307,199 and 1,849,173 and 1,184,644, respectively. The following table summarizes information for options outstanding and exercisable as of April 30, 2006:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$8.26 – $17.00	1,918,604	3.8 years	$13.10	1,307,199	$13.57

13.  Employee Benefit Plans

          We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant’s contributions, up to 6% of eligible compensation (maximum 3% matching contribution). We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions and additional discretionary contributions to the 401(k) plan was $835, $762, and $1,217, during 2006, 2005, and 2004, respectively.

14.  Segment Information

          During the fourth quarter of fiscal 2006, we expanded the number of our reportable segments to four in order better to reflect the manner in which management analyzes the performance of our Company including our digital media businesses and the production of feature films.  We have also reclassified certain other operations between the reportable segments.  All prior year segment information has been adjusted to reflect the current presentation.  The results of operations for The World and for the XFL are not included in the segment reporting as they are classified separately as discontinued operations in our consolidated financial statements (See Note 16). We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues.  The activities of each segment are summarized in Note 1.

          Revenues derived from sales outside of North America were approximately $97,686, $87,594, and $63,453 for 2006, 2005, and 2004, respectively.

          The table presents information about the financial results of each segment for 2006, 2005, and 2004 and assets as of April 30, 2006 and 2005. Unallocated assets consist primarily of cash, short-term investments and real property and other investments.

	Year Ended April 30

	2006	2005	2004

Net revenues:
Live and Televised Entertainment	$290,784	$299,501	$308,778
Consumer Products	86,410	53,865	54,710
Digital Media	22,857	13,065	11,421
WWE Films	—	—	—

Total net revenues	$400,051	$366,431	$374,909

Depreciation and amortization:
Live and Televised Entertainment	$3,561	$3,905	$4,415
Consumer Products	2,028	2,079	1,843
Digital Media	1,471	1,450	2,729
Corporate	3,412	4,440	3,376

Total depreciation and amortization	$10,472	$11,874	$12,363

Operating income:
Live and Televised Entertainment	$93,984	$100,612	$106,491
Consumer Products	46,417	26,796	34,318
Digital Media	2,933	1,290	(7,897)
WWE Films	(1,284)	(1,005)	(1,331)
Corporate	(71,510)	(77,400)	(57,997)

Total operating income	$70,540	$50,293	$73,584

	At April 30

	2006	2005

Assets:
Live and Televised Entertainment	$88,898	$88,471
Consumer Products	16,853	10,383
Digital Media	3,380	3,010
WWE Films	39,010	29,537
Unallocated (1)	331,249	310,004

Total assets	$479,390	$441,405

(1) Includes assets of discontinued operations of $457 and $544 as of April 30, 2006 and April 30, 2005, respectively.

15.  Financial Instruments and Off-Balance Sheet Risk

          Concentration of Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk are principally bank deposits, short-term investments and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments primarily consist of AAA or AA rated instruments or mutual funds holding similar instruments. Except for receivables from cable companies related to pay-per-view events, concentrations of credit risk with respect to trade receivables are limited due to the large number of customers. A significant portion of trade receivables for pay-per-view events is received from our pay-per-view administrator, who collects and remits payments to us from individual cable system operators. We perform ongoing evaluations of our customers’ financial condition, including our pay-per-view administrator, and we monitor our exposure for credit losses and maintain allowances for anticipated losses.

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

16.  Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2006
Net revenues	$93,812	$88,933	$103,042	$114,263
Gross profit (Net revenues less cost of revenues)	$41,311	$41,628	$46,854	$43,086
Income from continuing operations	$11,178	$11,676	$13,593	$10,564
Income from discontinued operations	$2	$26	$6	$1
Net income	$11,180	$11,702	$13,599	$10,565
Earnings per common share: basic
Continuing operations	$0.16	$0.17	$0.20	$0.15
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income	$0.16	$0.17	$0.20	$0.15
Earnings per common share: diluted
Continuing operations	$0.16	$0.17	$0.19	$0.15
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income	$0.16	$0.17	$0.19	$0.15
2005
Net revenues	$81,550	$83,857	$82,719	$118,305
Gross profit (Net revenues less cost of revenues)	$33,133	$31,364	$38,293	$50,352
Income from continuing operations	$7,756	$3,005	$10,988	$16,029
(Loss) income from discontinued operations	$(111)	$1,445	$(69)	$104
Net income	$7,646	$4,449	$10,919	$16,133
Earnings per common share: basic and diluted
Continuing operations	$0.11	$0.04	$0.16	$0.23
Discontinued operations	$0.00	$0.02	$0.00	$0.00
Net income	$0.11	$0.06	$0.16	$0.23

17.  Discontinued Operations

          The World:

          In fiscal 2004, we adjusted our shutdown reserves and recorded additional shutdown costs of $2,571, or $1,671 after tax, representing the expected absence of projected sub-rental payments for the first nine months of fiscal 2005, which represented our revised estimate of the expected time necessary to assign or sub-let the remaining lease for The World.

          During the second quarter of fiscal 2005, we reached a tentative agreement to assign the remaining term of the lease to a third party and, accordingly, reduced the accrual for estimated shutdown costs to the amount required under this assignment.  The assignment relieved us of all further obligations related to this property. The transaction closed during the third quarter of fiscal 2005.

          The results of The World business, which have been classified as discontinued operations in the consolidated financial statements, are summarized as follows:

	Year ended April 30,

	2006	2005	2004

Income (loss) on shutdown of The World, net of taxes (benefit) of $6, $737 and, $(900) for 2006, 2005 and 2004, respectively	$11	$1,369	$(1,671)

Assets and liabilities of discontinued operations of The World consisted of the following:

	April 30,

	2006	2005

Assets:
Cash	$60	$180

Total assets	$60	$180

Liabilities:
Accrued expenses	56	74

Total liabilities	$56	$74

XFL:

          In early May 2001, we formalized our decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as discontinued operations in the Consolidated Income Statements.

          Income on the shutdown of the XFL in fiscal 2006 was $24, net of taxes of $17 and $290, net of taxes of $178 in fiscal 2004.  Assets and liabilities of discontinued operations of the XFL consisted of the following:

	2006	2005

Assets:
Cash	$397	$364

Liabilities:
Accrued expenses	$17	$—
Minority interest	221	180

Total liabilities	$238	$180

SCHEDULE II —   VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period

For the Year Ended April 30, 2006
Allowance for doubtful accounts	$3,287	$494	$(41)	$3,740
Inventory obsolescence reserve	2,062	1,894	(421)	3,535
Magazine publishing allowance for newsstand returns	4,602	20,555	(20,465)	4,512
Home video allowance for returns	2,920	10,198	(9,301)	3,817
Advertising underdelivery	2,625	1,599	(3,859)	365
For the Year Ended April 30, 2005
Allowance for doubtful accounts	$2,612	$675	$—	$3,287
Inventory obsolescence reserve	1,126	1,549	(613)	2,062
Magazine publishing allowance for newsstand returns	4,517	24,503	(24,418)	4,602
Home video allowance for returns	2,588	9,649	(9,317)	2,920
Advertising underdelivery	4,401	6,145	(7,921)	2,625
For the Year Ended April 30, 2004
Allowance for doubtful accounts	$5,284	$(2,295)	$(377)	$2,612
Inventory obsolescence reserve	892	1,270	(1,036)	1,126
Magazine publishing allowance for newsstand returns	5,126	24,944	(25,553)	4,517
Home video allowance for returns	1,496	8,888	(7,796)	2,588
Advertising underdelivery	6,921	3,170	(5,690)	4,401

(1)  Deductions are comprised primarily of disposals of obsolete inventory, write-offs of specific bad debts, returns and advertising “make-goods” for underdelivery.  When the Company does not deliver the guaranteed rating,  additional spots, commonly referred to as  ‘make-goods’ or at times, a cash refund, is given to the customer.