Form 10-Q
period 2006-07-28
WORLD WRESTLING ENTERTAINMENTINC
filed 2006-09-01
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2006

or

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

At August 25, 2006 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 23,099,783 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	July 28, 2006	July 29, 2005

Net revenues	$93,267	$93,812
Cost of revenues	53,266	52,501
Selling, general and administrative expenses	22,508	22,815
Depreciation and amortization	1,860	2,696

Operating income	15,633	15,800

Investment income, net	2,486	1,872
Interest expense	137	152
Other income (expense), net	(496)	(73)

Income before income taxes	17,486	17,447
Provision for income taxes	6,184	6,269

Income from continuing operations	11,302	11,178

Income from discontinued operations, net of minority interest and taxes	—	2

Net income	$11,302	$11,180

Earnings per share – Basic and Diluted
Continuing operations	$0.16	$0.16
Discontinued operations	$0.00	$0.00
Net income	$0.16	$0.16
Weighted average common shares outstanding:
Basic	70,708	68,899
Diluted	71,364	69,627

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of July 28, 2006	As of April 30, 2006

CURRENT ASSETS:
Cash and equivalents	$130,869	$175,203
Short-term investments	133,417	105,655
Accounts receivable, net	57,858	67,775
Inventory, net	2,544	1,788
Prepaid expenses and other current assets	11,017	11,140
Assets of discontinued operations	461	457

Total current assets	336,166	362,018

PROPERTY AND EQUIPMENT, NET	67,857	67,570
FEATURE FILM PRODUCTION ASSETS	48,656	36,094
INTANGIBLE ASSETS, NET	2,738	1,461
OTHER ASSETS	12,060	12,247

TOTAL ASSETS	$467,477	$479,390

CURRENT LIABILITIES:
Current portion of long-term debt	$833	$817
Accounts payable	15,305	19,826
Accrued expenses and other liabilities	33,979	36,017
Deferred income	18,211	19,874
Liabilities of discontinued operations	294	294

Total current liabilities	68,622	76,828

LONG-TERM DEBT	6,167	6,381
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	229	227
Class B common stock	479	479
Additional paid-in capital	280,314	277,693
Accumulated other comprehensive income	58	355
Retained earnings	111,608	117,427

Total stockholders’ equity	392,688	396,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,477	$479,390

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended

	July 28, 2006	July 29, 2005

OPERATING ACTIVITIES:
Net income	$11,302	$11,180
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	—	(2)
Revaluation of warrants	866	(639)
Depreciation and amortization	1,860	2,696
Amortization of investment income	(122)	(263)
Stock compensation costs	1,534	579
Provision for doubtful accounts	—	370
Provision for inventory obsolescence	448	307
(Benefit) provision for deferred income taxes	(587)	308
Changes in assets and liabilities:
Accounts receivable	9,917	7,179
Inventory	(1,204)	(534)
Prepaid expenses and other assets	123	200
Feature film production assets	(12,562)	(1,952)
Accounts payable	(4,520)	243
Accrued expenses and other liabilities	(3,154)	4,537
Deferred income	(1,541)	(2,588)

Net cash provided by continuing operations	2,360	21,621
Net cash provided by discontinued operations	—	136

Net cash provided by operating activities	2,360	21,757

INVESTING ACTIVITIES:
Additions to property and equipment	(1,890)	(255)
Purchase of film library assets	(1,534)	—
Purchase of short-term investments	(45,854)	(1,325)
Proceeds from sales or maturities of short-term investments	17,850	5,470

Net cash (used in) provided by continuing operations	(31,428)	3,890
Net cash used in discontinued operations	—	—

Net cash (used in) provided by investing activities	(31,428)	3,890

FINANCING ACTIVITIES:
Repayments of long-term debt	(199)	(184)
Dividends paid	(16,954)	(8,267)
Issuance of stock, net	229	187
Proceeds from exercise of stock options	1,291	529
Excess tax benefits from stock-based payment arrangements	367	—

Net cash used in continuing operations	(15,266)	(7,735)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(15,266)	(7,735)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(44,334)	17,912
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	175,203	56,568

CASH AND EQUIVALENTS, END OF PERIOD	$130,869	$74,480

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

	Common Stock		Additional Paid - in Capital	Accumulated Other Comprehensive Income
					Retained Earnings
	Shares	Amount				Total

Balance, May 1, 2006	70,557	$706	$277,693	$355	$117,427	$396,181

Comprehensive income:
Net income					11,302	11,302
Translation adjustment				(143)		(143)
Unrealized holding loss, net of tax				(154)		(154)

Total comprehensive income						11,005
Stock compensation costs			1,534			1,534
Stock issuances, net	138	1	(737)			(736)
Exercise of stock options	103	1	1,290			1,291
Excess tax benefits from stock based payment arrangements			367			367
Dividends paid			167		(17,121)	(16,954)

Balance, July 28, 2006	70,798	$708	$280,314	$58	$111,608	$392,688

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

1.     Basis of Presentation and Business Description

          The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our subsidiaries.  We are an integrated media and entertainment company, with operations organized around four principal segments:

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

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended April 30, 2006.

          Our fiscal year ends on April 30 of each year. Unless otherwise noted, all references to years relate to fiscal years, not calendar years, and refer to the fiscal period by using the year in which the fiscal period ends. Our fiscal quarters are thirteen-week periods that end on the thirteenth Friday in the quarter, with the exception of our fourth quarter, which always ends on April 30.  In June 2006, the Board of Directors elected to change the Company’s fiscal year to a calendar basis beginning with calendar year 2007.  This change is intended to simplify communications with shareholders and will enable the reporting of our financial results in a timeframe consistent with the majority of our media and entertainment peers. We have therefore established an eight month transition period from May 1, 2006 through December 31, 2006.  During this transition period, we will continue to file our quarterly reports on Form 10-Q under our current fiscal reporting schedule, namely for this first quarter ended July 28, 2006 and our second quarter ending October 27, 2006.  Subsequently, we will file a Form 10-K covering the transition period from May 1, 2006 through December 31, 2006.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Recent Accounting Pronouncements

          In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 requires that a tax position meet a “more-likely-than-not” recognition threshold for the benefit of an uncertain tax position to be recognized in the financial statements, based on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for the Company on January 1, 2007. The Company is currently evaluating the impact of the adoption of FIN 48 on the Company’s consolidated financial statements.

2.     Share Based Compensation

          The 1999 Long-Term Incentive Plan (“LTIP”) provides for grants of options and other forms of as equity-based incentive awards as determined by the compensation committee of the board of directors as incentives and rewards to encourage employees, directors, consultants and performers to participate in our long-term success.  The LTIP provides for grants of options to purchase shares at a price equal to the fair market value on the date of grant.  The options expire between 5-10 years after the date of grant and are generally exercisable in installments beginning one year from the date of the grant.  In 2004, the Company began issuing restricted stock units.  Restricted stock units granted by the Company generally vest annually.  Current grants outstanding have vesting periods between three and seven years.   As of July 28, 2006 there were 3,411,770 shares available for future grants.  The Company has a policy to issue new shares to satisfy option exercises and the vesting of restricted stock units

          In December 2004, Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) was issued. SFAS 123(R) is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) eliminated the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS 123(R) established fair value as the measurement objective in accounting for share based payment arrangements and requires companies to apply a fair value based measurement method in accounting for share based payment transactions with employees. Prior to May 1, 2006, the Company accounted for stock option grants using the intrinsic value method. Compensation expense relating to restricted stock unit grants was recognized over the period during which the employee rendered service to the Company necessary to earn the award.

          Effective May 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three months ended July 28, 2006 includes amounts of: (a) compensation cost of all share based awards granted to employees prior to, but unvested as of, May 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock based awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the new provisions of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated. Stock based compensation cost was approximately $1,534 and $579 for the three months ended July 28, 2006 and July 29, 2005, respectively.   The total income tax benefit recognized in the consolidated income statements for stock based compensation arrangements was $537 and $208 for the three months ended July 28, 2006 and July 29, 2005, respectively.

          SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as previously required. The tax benefits in excess of recognized compensation cost for the three months ended July 28, 2006 were $367.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Stock Options

          The fair value of stock options was determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method under SFAS 123(R).  The Company has not granted any stock options since June 2004.

          The following table summarizes the effect of adopting SFAS 123(R) on the reported amounts for three months ended July 28, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Three months ended July 28, 2006

	Intrinsic Value Method	SFAS 123(R) Adjustments	As Reported

Operating income	$15,670	$(37)	$15,633
Net income	$11,326	$(24)	$11,302
Net income per basic common share:	$0.16	$0.0	$0.16
Net income per diluted common share:	$0.16	$0.0	$0.16

          The following table provides relevant information as to reported results for the three months ended July 29, 2005 under the Company’s intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied:

		For the Three Months Ended July 29, 2005

Reported income from continuing operations		$11,178
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	359
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(671)

Pro forma income from continuing operations		$10,866

Reported basic and diluted earnings from continuing operations per common share		$0.16
Pro forma basic and diluted earnings from continuing operations per common share		$0.16

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

          The following table summarizes stock option activity during the three months ended July 28, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at May 1, 2006	2,023,905	$12.89	3.8
Granted	—	—	—	—
Exercised	(103,443)	$12.48	—	—
Forfeited/Expired	(2,469)	$13.26	—	—

Outstanding at July 28, 2006	1,915,431	$13.04	3.6	$6,756

Vested or expected to vest at July 28, 2006	1,867,359	$13.07	3.6	$6,547

Exercisable at July 28, 2006	1,314,526	$13.54	4.0	$4,024

          As of July 28, 2006, the total future compensation cost related to unvested options not yet recognized was $679 and the weighted average period over which these awards are expected to be recognized was 0.9 years. The Company estimates forfeitures, based on historical trends, when recognizing compensation expense associated with its stock options, and it will adjust its estimate of forfeitures when they are expected to differ. For the three months ended July 28, 2006, the Company estimates that 8% of option grants will be forfeited over the life of each grant. The intrinsic value of options exercised was approximately $513 and $158 for the three months ended July 28, 2006 and July 29, 2005, respectively.

          Cash received from option exercises under all share-based payment arrangements was $1,291 and $529 for the quarters ended July 28, 2006, and July 29, 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $195 and $60 for the quarters ended July 28, 2006 and July 29, 2005, respectively.

Restricted Stock Units

          The fair value of restricted stock units determined based on the number of shares granted and the quoted price of the Company’s common stock on the grant date.  The fair value of restricted stock units is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).  The Company estimates forfeitures, based on historical trends, when recognizing compensation expense associated with its restricted stock, and it will adjust its estimate of forfeitures when they are expected to differ. For the three months ended July 28, 2006, the Company estimates that 8% of restricted stock grants will be forfeited over the life of each grant.

          During the three months ended July 28, 2006 and July 29, 2005, the Company recognized $1,420 and $579, respectively, of compensation expense associated with restricted stock units, which was classified in selling, general and administrative expense.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

          The following table summarizes the activity of restricted stock units during the three months ended July 28, 2006:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value

Unvested at May 1, 2006	727,742	$12.88
Granted	507,750	16.50
Vested	(179,683)	13.20
Forfeited/Expired	(12,579)	12.74
Dividends	14,768	12.97

Unvested at July 28, 2006	1,057,998	14.57

          As of July 28 2006, there was $11,840 of total unrecognized compensation cost related to unvested restricted stock units to be recognized over a weighted-average period of approximately 1.5 years.  Based on the current restricted stock units outstanding, $3,030 of compensation expense will be recognized over the remainder of the transition period and $5,606 of compensation expense will be recognized in 2007.  The remaining $3,204 will be recognized from 2008 to 2011.

          SFAS 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards resulted in an increase in net earnings, and a cumulative effect of accounting change, as the Company previously recorded forfeitures when they occurred.  For the three months ended July 28, 2006, the cumulative effect of accounting change totaled $215 ($140 net of related tax effect) and was recorded in selling, general and administrative expense because its impact on net income and net income per share was not significant.

Employee Stock Purchase Plan

          We provide a stock purchase plan for our employees.  Under the plan, any regular full-time employee may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. SFAS 123(R) defines this plan as compensatory, and accordingly, a charge is recorded for the difference between the fair market value and the discounted price.  During the current quarter, a purchase occurred and resulted in a $49 charge to the Company.  83 employees were participants in the stock purchase plan and these employees purchased approximately 13,154 shares of our common stock at a price of $12.77 per share.

Recent Equity Transactions

          In July 2006, we granted 507,750 restricted stock units at a price per share of $16.50.  Such issuances were granted to officers and employees under our LTIP. Total compensation cost related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, is $7,708 and is being amortized over the vesting period, which is three years.

          In July 2006 we paid quarterly dividends of $0.24 per share, or $16,954, on all Class A and Class B common shares.

3.     Earnings Per Share

          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended

	July 28, 2006	July 29, 2005

Basic	70,708,088	68,898,601
Diluted	71,364,439	69,627,110
Dilutive effect of outstanding options and restricted stock units	656,351	728,509
Anti-dilutive outstanding options	10,292	2,710,500

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

4.     Segment Information

          During fiscal 2006, we expanded the number of our reportable segments to four in order better to reflect the manner in which management analyzes the performance of our Company including our digital media businesses and the production of feature films.  We have also reclassified certain other operations between the reportable segments.  All prior year segment information has been adjusted to reflect the current presentation.  We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $17,025 and $23,055 for the three months ended July 28, 2006, and July 29, 2005, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three months ended

	July 28, 2006	July 29, 2005

Net revenues:
Live and Televised Entertainment	$64,313	$71,861
Consumer Products	23,329	18,239
Digital Media	5,625	3,712
WWE Films	—	—

Total net revenues	$93,267	$93,812

Depreciation and amortization:
Live and Televised Entertainment	$792	$955
Consumer Products	257	356
Digital Media	33	508
WWE Films	—	—
Corporate	778	877

Total depreciation and amortization	$1,860	$2,696

Operating income:
Live and Televised Entertainment	$21,131	$25,023
Consumer Products	11,870	9,060
Digital Media	520	38
WWE Films	(414)	(248)
Corporate	(17,474)	(18,073)

Total operating income	$15,633	$15,800

	As of

	July 28, 2006	April 30, 2006

Assets:
Live and Televised Entertainment	$75,375	$88,898
Consumer Products	22,803	16,853
Digital Media	3,909	3,380
WWE Films	55,563	39,010
Unallocated (1)	309,827	331,249

Total assets	$467,477	$479,390

(1) Includes assets of discontinued operations of $461 and $457 as of July 28, 2006 and April 30, 2006, respectively.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

5.     Property and Equipment

          Property and equipment consisted of the following:

	As of

	July 28, 2006	April 30, 2006

Land, buildings and improvements	$56,013	$55,957
Equipment	46,472	44,788
Corporate aircraft	20,738	20,710
Vehicles	637	518

	123,860	121,973
Less accumulated depreciation and amortization	56,003	54,403

Total	$67,857	$67,570

          Depreciation and amortization expense for property and equipment was $1,604 and $2,188 for the three months ended July 28, 2006, and July 29, 2005, respectively.

6.     Feature Film Production Assets

          Feature film production assets are summarized as follows:

	As of

	July 28, 2006	April 30, 2006

Feature film productions:
In release	$10,908	$—
Completed but not released	23,048	33,744
In production	13,963	1,702
In development	737	648

Total	$48,656	$36,094

          Our first feature film, See No Evil, was released domestically during the current quarter.  See No Evil achieved more than $15,000 in gross domestic box office receipts and is currently being distributed in international theatrical markets. Our second film, The Marine, is currently scheduled for release in October 2006.  Our third feature film, The Condemned, is currently post-production in Australia.

          The Company estimates that approximately 20% of “In release” film production assets is estimated to be amortized over the next twelve months. Approximately 80% of “In release” film production assets is estimated to be amortized over the next three years.

          Unamortized feature film production assets are evaluated for impairment each reporting period.  If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of July 28, 2006, we do not believe any assets included in Feature Film Production Assets are impaired.

          In addition to the capitalized production costs related for these three films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned.  There were no previously capitalized development costs expensed for abandoned projects for the three months ended July 28, 2006 or July 29, 2005.

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

          Intangible assets consisted of the following:

	As of July 28, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$7,159	$(4,719)	$2,440
Trademarks and trade names	2,660	(2,362)	298

	$9,819	$(7,081)	$2,738

	As of April 30, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$5,626	$(4,574)	$1,052
Trademarks and trade names	2,660	(2,251)	409

	$8,286	$(6,825)	$1,461

          Amortization expense was $256 and $508 for the three months ended July 28, 2006 and July 29, 2005, respectively.

          The following table presents estimated future amortization expense:

For the eight months ending December 31, 2006	$531
For the year ending December 31, 2007	928
For the year ending December 31, 2008	809
For the year ending December 31, 2009	470

$2,738

8.     Short-term Investments

          Short-term investments consisted of the following as of July 28, 2006 and April 30, 2006:

	July 28, 2006

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$91,613	$(3,096)	$88,517
Municipal bonds	44,900	—	44,900

Total	$136,513	$(3,096)	$133,417

	April 30, 2006

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$90,659	$(2,848)	$87,811
United States Treasury Notes	17,850	(6)	17,844

Total	$108,509	$(2,854)	$105,655

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

9.     Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, except as follows:

          In response to an application made by the Company, on June 26, 2006, the Fund was ordered to provide further clarification of its damages claim.  The Fund made such further filing on July 21, 2006.  All proceedings are stayed pending the outcome of our appeal of the court’s February 16, 2006 judgment that the Fund is entitled in point of law to seek restitutionary damages, which is listed to be heard on December 5, 2006.

Shenker & Associates; THQ/Jakks

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, except as follows:

          With regard to the THQ/Jakks matter, on July 7, 2006, we filed our response in opposition to the defendants’ motions to dismiss based on any remaining RICO issues.  We also filed a motion to strike and response in opposition to the motion to dismiss filed by Jakks Pacific, Inc. (“Jakks”) and its affiliated parties only based on the alleged applicability of a release contained in a prior, wholly-unrelated settlement agreement.  Oral argument on the defendants’ motions to dismiss is scheduled for September 6, 2006.

IPO Class Action

          There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

          As previously disclosed, the Company will change its financial reporting to a calendar basis beginning with calendar year 2007.  This change is intended to simplify our communication with shareholders and will enable us to report our financial results in a timeframe consistent with the majority of our media and entertainment peers. WWE is currently in an eight month transition period from May 1, 2006 through December 31, 2006.  We will issue one additional quarterly report for our second fiscal quarter ending October 27, 2006 and will subsequently file a transitional annual report for the eight months ending December 31, 2006.

          Beginning in the fourth quarter of fiscal 2006, we expanded the number of our reportable segments to four in order to better reflect the manner in which management analyzes the performance of our Company, including our digital media businesses and the production of feature films.  We have also reclassified certain other operations between the reportable segments.  All prior year information has been adjusted to reflect the current presentation.  The following analysis outlines all material activities contained within each segment.

Live and Televised Entertainment

•

Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of advertising and sponsorships, and fees for viewing our pay-per-view and video on demand programming.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Consumer Products

•	Revenues consist principally of WWE produced home videos and magazine publishing and royalties from products sold by licensees (such as video games, toys and books).

Digital Media

•	Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and various broadband and mobile services.

WWE Films

•	Consists of the production and distribution of filmed entertainment featuring our Superstars. This is a new venture for WWE and we have not earned any revenue to date.

Results of Operations

First Quarter Ended July 28, 2006 compared to First Quarter Ended July 29, 2005
(Dollars in millions, except as noted)

Summary

Net Revenues	July 28, 2006	July 29, 2005	better (worse)

Live and Televised Entertainment	$64.4	$71.9	(10)%
Consumer Products	23.3	18.2	28%
Digital Media	5.6	3.7	51%
WWE Films	—	—	—

Total	$93.3	$93.8	(1)%

Cost of Revenues	July 28, 2006	July 29, 2005	better (worse)

Live and Televised Entertainment	$39.2	$42.2	7%
Consumer Products	10.2	7.8	(31)%
Digital Media	3.9	2.5	(56)%
WWE Films	—	—	—

Total	$53.3	$52.5	(2)%

Profit contribution margin	43%	44%

Operating Income:	July 28, 2006	July 29, 2005	better (worse)

Live and Televised Entertainment	$21.1	$25.0	(16)%
Consumer Products	11.9	9.1	31%
Digital Media	0.5	0.0	NA
WWE Films	(0.4)	(0.2)	(100)%
Corporate	(17.5)	(18.1)	3%

Total operating income	$15.6	$15.8	(1)%

Income from continuing operations	$11.3	$11.2	1%

          Our Live and Televised Entertainment revenues decreased due to the production of one fewer pay-per-view event and five fewer international events in the current period.  Quarterly results were also impacted by the absence of all domestic television advertising revenues as a result of our distribution agreement with USA Network, which took effect in October of 2005.

          Consumer Products revenues increased based on the performance of our home video business, reflecting a 55% increase in gross units sold.  This increase was partially offset by a decline in licensing revenues as compared to the prior year quarter.

          Digital Media revenues increased primarily due to the additional sales generated from our e-commerce storefront, WWEShop, reflecting additional orders processed.

          The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

Live and Televised Entertainment Revenues	July 28, 2006		July 29, 2005	better (worse)

Live events	$15.9		$16.5	(4)%
Number of North American events	84		63	33%
Average North American attendance	5,280		4,590	15%
Average North American ticket price (dollars)	$35.13		$37.47	(6)%
Number of international events	2		7	(71)%
Average international attendance	4,030		10,700	(62)%
Average international ticket price (dollars)	$10.12		$75.58	(87)%
Venue merchandise	$4.7		$3.3	42%
Domestic per capita spending (dollars)	$11.00		$10.59	4%
Pay-per-view	$19.9		$21.6	(8)%
Number of pay-per-view events	4		5	(20)%
Number of buys from pay-per-view events	1,214,000		1,444,500	(16)%
Average revenue per buy (dollars)	$15.10		$14.77	2%
Domestic retail price, excluding WrestleMania (dollars)	$39.95	*	$34.95	14%
* 1 event at $34.95 and 3 events at $39.95
Television advertising	$1.1		$10.4	(89)%
Sponsorship revenues	$0.1		$1.0	(90)%
Television rights fees
Domestic	$14.3		$12.9	11%
International	$7.9		$7.1	11%
Other	$0.6		$0.1	500%

Total	$64.4		$71.9	(10)%

Ratings
Average weekly household ratings for Raw	4.0		3.8	3%
Average weekly household ratings for SmackDown	2.4		3.1	(23)%
Average weekly household ratings for ECW	2.3		—	NA

Cost of Revenues-Live and Televised Entertainment	July 28, 2006	July 29, 2005	better (worse)

Live events	$12.2	$12.8	5%
Venue merchandise	3.5	2.0	(75)%
Pay-per-view	6.6	8.6	23%
Advertising	0.1	3.6	97%
Television	14.0	12.8	(9)%
Other	2.8	2.4	(17)%

Total	$39.2	$42.2	7%

Profit contribution margin	39%	41%

          Live events revenues declined $0.6 million primarily as a result of the production of five fewer international events in the current period. The two international events that occurred in the current quarter were performed in emerging territories in Latin America while the seven events performed in the prior year quarter were part of two tours in well established markets, leading to a decrease in revenue generated from international events of $5.4 million in the current quarter.  This decline was offset, in part, by the production of 21 additional North American events and a 15% increase in the average attendance at our North American events.  In the current quarter we also re-launched our Extreme Championship Wrestling (“ECW”) brand and performed seven ECW events resulting in $0.2 million in revenue.  While we continue to develop and grow the brand, ECW events are currently held in smaller venues which generate lower attendance and revenues per event.  The average revenue per event is currently significantly less than our Raw and SmackDown brands. The cost of revenues for live events decreased by 5% primarily due to the fewer international events performed in the current quarter.  This decrease in the cost of revenues and increased domestic attendance, led to a contribution margin of 23% compared to 22% in the prior year quarter.

          Venue merchandise revenues increased $1.4 million, or 42%, from the prior year quarter due to the increase in average North American attendance combined with an increase in domestic per capita spending dollars. Venue merchandise cost of revenues also increased due to the volume of merchandise sold, resulting in the profit contribution margin remaining consistent quarter over quarter.

          Pay-per-view revenues declined in the current quarter due to the timing of our pay-per-view dates as we aired four pay-per-view events in the current quarter as compared to five pay-per-view events in the prior year quarter.   International buys, which grew to approximately 415,000 buys for the three months ended July 28, 2006 from approximately 373,000 buys for the three months ended July 29, 2005, representing 40% of total buys during the current quarter as compared to 28% of total buys in the prior year. The decrease in revenue was partially offset by the increase in the domestic retail price charged for each pay-per-view event.  Beginning with our ECW pay-per-view, which was the second pay-per-view produced in the quarter, we increased the domestic retail price from $34.95 to $39.95.  This represented our first increase in retail price in more than four years.    The decrease in the number of events, combined with a $1.5 million decrease in consumer advertising expense related to pay-per-views, led to a 23% decrease in the pay-per-view cost of revenues.  The contribution margin for pay-per-view increased to 67% for the three months ended July 28, 2006 from 60% for the three months ended July 29, 2005.

          Advertising revenues for the current period are primarily comprised of the sale of advertising on our Canadian television programs and sales of sponsorship packages.  As previously disclosed, we entered into a new distribution agreement beginning in October 2005 whereby our Raw program and a one-hour weekend Raw branded program air on the USA Network.  Also, Raw airs replays on Telemundo and mun2.  Under the terms of this agreement, we no longer sell or participate in any domestic advertising revenue. This represented a $8.0 million loss of advertising revenues as compared to the prior year.  The decrease in advertising cost of revenues reflects the absence of costs associated with selling domestic cable advertising during the current quarter.

          Television rights fees increased by $2.2 million as compared to the prior year quarter.  This increase is due in part to the rights fees received for our ECW programming in the current quarter which were not present in the prior year quarter.  The remaining increase is due to increased international rights fees in various territories including the United Kingdom and Indonesia.  The increase in television cost of revenues is due to the production of six additional televised ECW events in the current quarter.  We produced 28 televised events in the current quarter as compared to 22 in the comparable period last year.

          The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

Consumer Products Revenues	July 28, 2006	July 29, 2005	better (worse)

Licensing	$5.6	$7.5	(25)%
Magazine publishing	$3.1	$2.1	48%
Net units sold	1,029,300	730,400	41%
Home video	$14.5	$8.5	71%
Gross units sold	1,119,000	722,000	55%
Other	$0.1	$0.1	—

Total	$23.3	$18.2	28%

Cost of Revenues-Consumer Products	July 28, 2006	July 29, 2005	better (worse)

Licensing	$1.3	$2.4	46%
Magazine publishing	2.3	1.2	(92)%
Home video	6.5	4.2	(55)%
Other	0.1	—

Total	$10.2	$7.8	31%

Profit contribution margin	56%	57%

          Licensing revenues decreased in part due to a decline in royalties earned related to multimedia video games and novelty products.  In the prior year quarter, $1.5 million of revenue was reported for the WrestleMania 21 game on the Xbox platform while no new videogames were released in the comparable period this year. The decrease in novelty related revenue was driven by the decline in novelty product sales in international markets.  The decrease in licensing revenue led to a decrease in the cost of licensing revenues of 46% due to a decrease in commissions paid to international licensing agents as well as a decrease in talent expense.

          Magazine publishing revenue increased 48% in the current quarter over the prior year comparable  quarter. This increase was primarily driven by the publication of one additional issue in the current quarter.  Beginning in July 2006, the Company began publishing a new magazine titled WWE Magazine that will replace our former Raw and SmackDown magazines.  The additional issue combined with an increase in editorial costs related to the transition to WWE Magazine generated the increase in magazine publishing costs of revenues.

          Home video revenues increased $6.0 million, or 71%, led by the successful release of the three-disc Wrestlemania 22 DVD which shipped over 345,000 units during the quarter.  The 1.1 million gross DVD units shipped were the highest quarterly amount  in the Company’s history. DVD revenue accounted for $4.7 million of the increased revenue driven by the sale of approximately 405,000 additional units as compared to the prior year quarter. The remaining $1.3 million increase is due to additional international licensing revenues from home video sales.  The increase in home video cost of revenues is primarily due to the increased volume of home video sales in the current quarter, reflecting additional duplication and distribution fees.

          The following chart provides performance results and key drivers for our Digital Media segment:

Digital Media Revenues	July 28, 2006	July 29, 2005	better (worse)

WWE.com	$2.1	$1.7	24%
WWEShop	$3.3	$1.8	83%
Average revenues per order (dollars)	$47.36	$42.72	11%
Other	$0.2	$0.2	—

Total	$5.6	$3.7	51%

Cost of Revenues-Digital Media	July 28, 2006	July 29, 2005	better (worse)

WWE.com	$1.5	$1.1	(36)%
WWEShop	2.1	1.1	(91)%
Other	0.3	0.3	—

Total	$3.9	$2.5	(56)%

Profit contribution margin	30%	32%

          The 24% increase in WWE.com revenues was primarily due to web advertising and wireless content revenue.  An increase in streaming expenses, due to additional web activity and increased web content expenses, led to an increase in cost of revenues as the Company continues to focus on expanding its web based content.

          WWEShop revenues increased due to a 68% increase in the orders processed to over 69,000 in the current quarter, combined with an 11% increase in the price paid per order processed, to $47.36 in the current quarter.  The increase in orders processed was the primary driver of the increase in WWEShop cost of revenues in the current quarter.

WWE Films

          Our first feature film, See No Evil, was released during the current quarter and, accordingly, no revenues have been recorded to date.  We do not participate in revenues until the print and advertising costs incurred by our distributor have been recouped and the results have been reported to us. See No Evil achieved more than $15.0 million in gross domestic box office receipts and is currently being distributed in international theatrical markets. For the three months ended July 28, 2006 we spent approximately $12.6 million for the production of our third feature film, The Condemned.

Selling, General and Administrative

          The following chart reflects the amounts and percent change of certain significant overhead items:

	July 28, 2006	July 29, 2005	better (worse)

Staff related	$11.0	$11.5	4%
Legal, accounting and other professional	2.8	3.7	24%
Stock compensation costs	1.5	0.6	(150)%
Advertising and promotion	0.6	0.6	—
Bad debt	—	0.4	NA
All other	6.6	6.0	(10)%

Total SG&A	$22.5	$22.8	1%

SG&A as a percentage of net revenues	24%	24%

          The decrease in staff related expenses is primarily due to the absence of costs related to the domestic advertising sales staff.

          The decrease in legal, accounting and other professional dues is primarily due to a decrease in the amount of legal expenses incurred in the current period.

          Stock compensation expense in the current quarter includes $0.3 million of expenses related to stock options and $1.2 million of expenses related to the amortization of restricted stock unit grants.   Stock compensation expense in the prior year quarter relates only to the amortization of the fair value of restricted stock unit grants issued to employees under our 1999 Long-Term Incentive Plan.  As previously disclosed the Company adopted the provisions of SFAS 123(R) on May 1, 2006 requiring compensation expense to be recorded for stock options.

	July 28, 2006	July 29, 2005	better (worse)

Depreciation and amortization	$1.9	$2.7	30%

          Depreciation and amortization expense declined as the amount of capitalized property, plant and equipment that became fully depreciated in the current year exceeded the depreciation associated with capital additions in the current year.

Investment income, net	$2.5	$1.9	32%

          The increase reflects higher short term interest rates as compared to the prior year.

Interest expense	$0.1	$0.2	50%

	July 28, 2006	July 28, 2005

Provision for income taxes	$6.2	$6.3	2%
Effective tax rate	35%	36%

Liquidity and Capital Resources

          Cash flows from operating activities for the three months ended July 28, 2006 and July 29, 2005 were $2.4 million and $21.8 million, respectively. The decline in cash flows from operating activities is primarily driven by the $12.6 million spent in connection with the filming of our third feature film, The Condemned. The Company estimates that an additional $4.0 million will be spent on The Condemned during the five months ended December 31, 2006.  Working capital, consisting of current assets less current liabilities, was $267.5 million as of July 28, 2006 and $285.2 million as of April 30, 2006.

          Cash flows used by investing activities were $31.4 million for three months ended July 28, 2006 and cash flows provided by investing activities were $3.9 million for the three months ended July 29, 2005, respectively.  As of August 21, 2006, we had approximately $133.5 million invested primarily in fixed-income mutual funds and municipal bonds.  Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.  Capital expenditures for the three months ended July 28, 2006 were $1.9 million as compared to $0.3 million for the three months ended July 29, 2005.  Capital expenditures for the five months ended December 31, 2006 are estimated to range between $4.0 million and $7.0 million

          Cash flows used in financing activities were $15.3 million and $7.7 million for the three months ended July 28, 2006 and July 29, 2005, respectively.  Total dividend payments on all Class A and Class B common shares in the current three month period ended July 28, 2006 were approximately $17.0 million as compared to $8.3 million in the prior year period ended July 29, 2005.  Assuming the same dividend rate and the same stock ownership, the estimated amount of dividends to be paid for the remaining five months in the transition period is approximately $17.0 million.

          We are producing feature films in order to further capitalize on our intellectual property and fan base.  We released See No Evil during the current quarter and The Marine is scheduled for release in October 2006.  As of July 28, 2006 we have approximately $48.7 million in capitalized film development costs.  We do not participate in revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.

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

          Our aggregate minimum payment obligations under these contracts as of July 28, 2006, assuming the continued waiver of compensation by Mr. and Mrs. McMahon, were as follows:

	Payments due by period

	8 months ending 12/31/06	2007 to 2009	2010 to 2011	After 2011	Total

	($ in millions)
Long-term debt (including interest expense)	$0.5	$4.0	$2.8	$1.8	$9.1
Operating leases	0.4	1.7	0.8	1.7	4.6
Talent, employment agreements and other commitments	10.2	25.3	5.3	12.5	53.3

Total commitments	$11.1	$31.0	$8.9	$16.0	$67.0

          We believe that cash generated from operations and our existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and payment of quarterly dividends.

Application of Critical Accounting Policies

          There have been no additional changes to our accounting policies that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2006 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies, other than the adoption of SFAS123(R).  Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of

	July 28, 2006	April 30, 2006

Pay-per-view accounts receivable	$19.8 million	$28.5 million
Home video reserve for returns	$4.8 million	$3.8 million
Publishing newsstand reserve for returns	$3.7 million	$4.5 million
Allowance for doubtful accounts	$3.6 million	$3.7 million

Recent Accounting Pronouncements

          In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 requires that a tax position meet a “more-likely-than-not” recognition threshold for the benefit of an uncertain tax position to be recognized in the financial statements, based on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for the Company on January 1, 2007. The Company is currently evaluating the impact of the adoption of FIN 48 on the Company’s consolidated financial statements.

          There are no other accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

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

          Our investment portfolio currently consists primarily of fixed-income mutual funds and municipal bonds, with a strong emphasis placed on preservation of capital.  In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than one year.

Item 4.  Controls and Procedures

          Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of July 28, 2006. No change in internal control over financial reporting occurred during the quarter ended July 28, 2006, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: August 31, 2006	By:	/s/ Michael Sileck

Michael Sileck
Chief Financial Officer