Form 10-Q
period 2006-10-27
WORLD WRESTLING ENTERTAINMENTINC
filed 2006-12-06
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2006

or

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

At December 1, 2006 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 23,261,375 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005

Net revenues	$96,236	$88,933	$189,503	$182,745
Cost of revenues	57,882	47,305	111,148	99,806
Selling, general and administrative expenses	24,642	19,919	47,150	42,734
Depreciation and amortization	2,026	2,781	3,886	5,477

Operating income	11,686	18,928	27,319	34,728

Interest income	2,541	1,397	5,027	3,270
Interest expense	134	149	271	302
Other income (expense), net	559	(138)	63	(211)

Income before income taxes	14,652	20,038	32,138	37,485
Provision for income taxes	4,256	8,362	10,440	14,631

Income from continuing operations	10,396	11,676	21,698	22,854

Discontinued operations:
Income from discontinued operations, net of minority interest and tax	—	26	—	28

Net income	$10,396	$11,702	$21,698	$22,882

Earnings per share – Basic:
Continuing operations	$0.15	$0.17	$0.31	$0.33
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income	$0.15	$0.17	$0.31	$0.33
Earnings per share – Diluted:
Continuing operations	$0.15	$0.17	$0.30	$0.33
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income	$0.15	$0.17	$0.30	$0.33
Weighted average common shares outstanding:
Basic	70,950	69,016	70,839	68,994
Diluted	71,559	70,069	71,476	69,888

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of October 27, 2006	As of April 30, 2006

CURRENT ASSETS:
Cash and equivalents	$119,873	$175,203
Short-term investments	134,426	105,655
Accounts receivable, net	55,473	67,775
Inventory, net	3,373	1,788
Prepaid expenses and other current assets	14,361	11,140
Assets of discontinued operations	466	457

Total current assets	327,972	362,018

PROPERTY AND EQUIPMENT, NET	68,009	67,570
FEATURE FILM PRODUCTION ASSETS	52,827	36,094
INTANGIBLE ASSETS, NET	2,513	1,461
OTHER ASSETS	14,041	12,247

TOTAL ASSETS	$465,362	$479,390

CURRENT LIABILITIES:
Current portion of long-term debt	$851	$817
Accounts payable	14,767	19,826
Accrued expenses and other liabilities	33,918	36,017
Deferred income	18,418	19,874
Liabilities of discontinued operations	298	294

Total current liabilities	68,252	76,828

LONG-TERM DEBT	5,948	6,381
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock	231	227
Class B common stock	479	479
Additional paid-in capital	284,837	277,693
Accumulated other comprehensive income	889	355
Retained earnings	104,726	117,427

Total stockholders’ equity	391,162	396,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$465,362	$479,390

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended

	October 27, 2006	October 28, 2005

OPERATING ACTIVITIES:
Net income	$21,698	$22,882
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes and minority interest	—	(28)
Revaluation of warrants	(548)	(756)
Depreciation and amortization	3,886	5,477
Realized loss on sale of investments	—	791
Amortization of investment income	(247)	(609)
Stock compensation costs	3,501	1,692
Provision for doubtful accounts	78	399
Provision for inventory obsolescence	1,105	606
(Benefit) provision for deferred income taxes	(1,137)	247
Changes in assets and liabilities:
Accounts receivable	12,225	10,891
Inventory	(2,690)	(1,383)
Prepaid expenses and other assets	(3,221)	(5,957)
Feature film production assets	(16,733)	(4,462)
Accounts payable	(5,059)	(732)
Accrued expenses and other liabilities	(2,359)	13,923
Deferred income	(1,209)	(1,303)

Net cash provided by continuing operations	9,290	41,678
Net cash provided by discontinued operations	—	184

Net cash provided by operating activities	9,290	41,862

INVESTING ACTIVITIES:
Additions to property and equipment	(3,742)	(5,847)
Purchase of film library assets	(1,635)	—
Purchase of short-term investments	(46,907)	(16,636)
Proceeds from sales or maturities of short-term investments	17,850	62,643

Net cash (used in) provided by continuing operations	(34,434)	40,160
Net cash used in discontinued operations	—	—

Net cash (used in) provided by investing activities	(34,434)	40,160

FINANCING ACTIVITIES:
Repayments of long-term debt	(400)	(370)
Dividends paid	(33,979)	(16,554)
Issuance of common stock, net	291	238
Proceeds from exercise of stock options	3,274	1,477
Excess tax benefits from stock-based payment arrangements	628	—

Net cash used in continuing operations	(30,186)	(15,209)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(30,186)	(15,209)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(55,330)	66,813
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	175,203	56,568

CASH AND EQUIVALENTS, END OF PERIOD	$119,873	$123,381

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

	Common Stock		Additional Paid - in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

	Shares	Amount

Balance, May 1, 2006	70,557	$706	$277,693	$355	$117,427	$396,181

Comprehensive income:
Net income					21,698	21,698
Translation adjustment				755		755
Unrealized holding loss, net of tax				(221)		(221)

Total comprehensive income						418,413
Stock compensation costs			3,501			3,501
Stock issuances, net	142	1	(676)			(675)
Exercise of stock options	265	3	3,271			3,274
Excess tax benefits from stock based payment arrangements			628			628
Dividends paid			420		(34,399)	(33,979)

Balance, October 27, 2006	70,964	$710	$284,837	$889	$104,726	$391,162

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

1.	Basis of Presentation and Business Description

           The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc. and our subsidiaries.  We are an integrated media and entertainment company, with operations organized around four reportable segments:

Live and Televised Entertainment

•

Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of advertising and sponsorships and fees for viewing our pay-per-view and video-on-demand programming.

Consumer Products

•	Revenues consist principally of royalties from products sold by licensees (such as video games, toys and books), sales of WWE produced home videos and magazine publishing.

Digital Media

•	Revenues consist of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and various broadband and mobile services.

WWE Films

•	Consists of the production and distribution of filmed entertainment featuring our Superstars. As this is a new venture for WWE, no revenues have been recorded to date.

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

           Our fiscal year ends on April 30 of each year. Unless otherwise noted, all references to years relate to fiscal years, not calendar years, and refer to the fiscal period by using the year in which the fiscal period ends. Our fiscal quarters are thirteen-week periods that end on the thirteenth Friday in the quarter, with the exception of our fourth quarter, which always ends on April 30.  In June 2006, the Board of Directors elected to change the Company’s fiscal year to a calendar basis beginning with calendar year 2007.  This change is intended to simplify communications with shareholders and will enable the reporting of our financial results in a timeframe consistent with the majority of our media and entertainment peers. We have therefore established an eight month transition period from May 1, 2006 through December 31, 2006.  During this transition period, we have filed our quarterly reports on Form 10-Q under our current fiscal reporting schedule, for the first quarter ended July 28, 2006 and this second quarter ended October 27, 2006.  Subsequently, we will file a Form 10-K covering the transition period from May 1, 2006 through December 31, 2006.

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

           The 1999 Long-Term Incentive Plan (“LTIP”) provides for grants of options and other forms of equity-based incentive awards as determined by the compensation committee of the Board of Directors as incentives and rewards to encourage employees, directors, consultants and performers to participate in our long-term success.  The LTIP provides for grants of options to purchase shares at a price equal to the fair market value on the date of grant.  The options expire between 5-10 years after the date of grant and are generally exercisable in installments beginning one year from the date of the grant.  In 2004, the Company began issuing restricted stock units.  Restricted stock units granted by the Company generally vest annually.  Current grants outstanding have vesting periods between three and seven years.   As of October 27, 2006 there were 3,411,770 shares available for future grants.  The Company has a policy to issue new shares to satisfy option exercises and the vesting of restricted stock units.

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

           Effective May 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three and six months ended October 27, 2006 includes amounts of: (a) compensation cost of all share based awards granted to employees prior to, but unvested as of, May 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock based awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the new provisions of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated. Stock based compensation cost was approximately $1,967 and $1,113 for the three months ended October 27, 2006 and October 28, 2005, respectively.   Stock based compensation cost was $3,501 and $1,692 for the six months ended October 27, 2006 and October 28, 2005, respectively. The total income tax benefit recognized in the consolidated income statements for stock based compensation arrangements was $1,330 and $643 for the six months ended October 27, 2006 and October 28, 2005, respectively.

           SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as previously required. The tax benefits in excess of recognized compensation cost for the six months ended October 27, 2006 were $628.

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

          The following table summarizes the effect of adopting SFAS 123(R) on the reported amounts for the six months ended October 27, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Six months ended October 27, 2006

	Intrinsic Value Method	SFAS 123(R) Adjustments	As Reported

Operating income	$27,375	$(56)	$27,319
Net income	$21,733	$(35)	$21,698
Net income per basic common share:	$0.31	$0.00	$0.31
Net income per diluted common share:	$0.30	$0.00	$0.30

          The following table provides relevant information as to reported results for the three and six months ended October 28, 2005 under the Company’s intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied:

		For the Three Months Ended October 28, 2005	For the Six Months Ended October 28, 2005

Reported income from continuing operations		$11,676	$22,854
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	689	1,049
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(866)	(1,538)

Pro forma income from continuing operations		$11,499	$22,365

Reported basic and diluted earnings from continuing operations per common share		$0.17	$0.33
Pro forma basic earnings from continuing operations per common share		$0.17	$0.32
Pro forma diluted earnings from continuing operations per common share		$0.16	$0.32

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

          The following table summarizes stock option activity during the six months ended October 27, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at May 1, 2006	2,023,905	$12.89	3.8
Granted	—	—	—	—
Exercised	265,470	$12.33	—	—
Forfeited/Expired	3,501	$12.86	—	—

Outstanding at October 27, 2006	1,754,934	$13.12	3.2	$6,447

Vested or expected to vest at October 27, 2006	1,705,352	$13.15	3.3	$6,213

Exercisable at October 27, 2006	1,254,350	$13.54	3.6	$4,098

          As of October 27, 2006, the total future compensation cost related to unvested options not yet recognized was $0.6 and the weighted average period over which these awards are expected to be recognized was 0.6 years. The Company estimates forfeitures, based on historical trends, when recognizing compensation expense associated with its stock options, and it will adjust its estimate of forfeitures when they are expected to differ. For the six months ended October 27, 2006, the Company estimates that 8% of option grants will be forfeited over the life of each grant. The intrinsic value of options exercised was approximately $1,178 and $367 for the six months ended October 27, 2006 and October 28, 2005, respectively.

          Cash received from option exercises under all share-based payment arrangements was $3,274 and $1,477 for the six months ended October 27, 2006, and October 28, 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $448 and $140 for the six months ended October 27, 2006 and October 28, 2005, respectively.

Restricted Stock Units

          The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the grant date.  The fair value of restricted stock units is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).  The Company estimates forfeitures, based on historical trends, when recognizing compensation expense associated with its restricted stock, and will adjust the estimate of forfeitures when they are expected to differ. For the six months ended October 27, 2006, the Company estimates that 8% of restricted stock grants will be forfeited over the life of each grant.

          During the six months ended October 27, 2006 and October 28, 2005, the Company recognized $3,243 and $1,692, respectively, of compensation expense associated with restricted stock units, which was classified in selling, general and administrative expense.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

          The following table summarizes the activity of restricted stock units during the six months ended October 27, 2006:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value

Unvested at May 1, 2006	727,742	$12.88
Granted	507,750	$16.50
Vested	(179,683)	$13.20
Forfeited/Expired	(14,098)	$13.15
Dividends	29,926	$16.36

Unvested at October 27, 2006	1,071,637	$14.58

          In July 2006, we granted 507,750 restricted stock units at a price per share of $16.50.  Such issuances were granted to officers and employees under our LTIP. Total compensation cost related to the grant of the restricted stock units is $7,708 and is being amortized over the vesting period, which is three years.

          As of October 27 2006, there was $9,472 of total unrecognized compensation cost related to unvested restricted stock units to be recognized over a weighted-average period of approximately 1.5 years.  Based on the current restricted stock units outstanding, $1,209 of compensation expense will be recognized over the remainder of the transition period and $5,336 of compensation expense will be recognized in 2007.  The remaining $2,927 will be recognized from 2008 to 2011.

          SFAS 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards resulted in an increase in net earnings, and a cumulative effect of accounting change, as the Company previously recorded forfeitures when they occurred.  For the six months ended October 27, 2006, the cumulative effect of accounting change totaled $215 ($140 net of related tax effect) and was recorded in selling, general and administrative expense because its impact on net income and net income per share was not significant.

Employee Stock Purchase Plan

          We provide a stock purchase plan for our employees.  Under the plan, any regular full-time employee may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. SFAS 123(R) defines this plan as compensatory, and accordingly, a charge is recorded for the difference between the fair market value and the discounted price.  In July 2006, a purchase occurred and resulted in a $49 charge to the Company.  83 employees were participants in the stock purchase plan and these employees purchased approximately 13,154 shares of our common stock at a price of $12.77 per share.

Recent Equity Transactions

          In July 2006 and October 2006 we paid quarterly dividends of $0.24 per share, or $16,954 and $17,025, respectively, on all Class A and Class B common shares.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

3.	Earnings Per Share

           For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Six months ended

	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005

Basic	70,949,813	69,016,271	70,839,340	68,994,434
Diluted	71,559,466	70,068,929	71,476,192	69,888,206
Dilutive effect of outstanding options and restricted stock units	609,653	1,052,658	636,852	893,772
Anti-dilutive outstanding options	277,000	2,625,302	277,000	2,625,302

4.	Segment Information

           During fiscal 2006, we expanded the number of our reportable segments to four in order better to reflect the manner in which our senior management analyzes the performance of our Company including our digital media businesses and the production of feature films.  We have also reclassified certain other operations between the reportable segments.  All prior year segment information has been adjusted to reflect the current presentation.  We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below.  There are no intersegment revenues.  Revenues derived from sales outside of North America were approximately $21,440 and $38,465 for the three and six months ended October 27, 2006, respectively, as compared to $15,867 and $38,922, for the three and six months ended October 28, 2005, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three Months Ended		Six Months Ended

	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005

Net Revenues:
Live and Televised Entertainment	$64,395	$63,022	$128,708	$134,882
Consumer Products	25,371	21,573	48,700	39,812
Digital Media	6,470	4,338	12,095	8,051
WWE Films	—	—	—	—

Total net revenues	$96,236	$88,933	$189,503	$182,745

Depreciation and Amortization:
Live and Televised Entertainment	$813	$1,108	$1,605	$2,062
Consumer Products	326	596	583	1,104
Digital Media	65	356	98	713
WWE Films	—	—	—	—
Corporate	822	721	1,600	1,598

Total depreciation and amortization	$2,026	$2,781	$3,886	$5,477

Operating Income:
Live and Televised Entertainment	$18,793	$21,661	$39,924	$46,684
Consumer Products	11,751	11,710	23,621	20,770
Digital Media	1,046	408	1,566	446
WWE Films	(384)	(245)	(798)	(494)
Corporate	(19,520)	(14,606)	(36,994)	(32,678)

Total operating income	$11,686	$18,928	$27,319	$34,728

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

	As of

	October 27, 2006	April 30, 2006

Assets:
Live and Televised Entertainment	$73,183	$88,898
Consumer Products	23,446	16,853
Digital Media	5,466	3,380
WWE Films	58,577	39,010
Unallocated	304,690	331,249

Total assets	$465,362	$479,390

5.	Property and Equipment

           Property and equipment consisted of the following:

	As of

	October 27, 2006	April 30, 2006

Land, buildings and improvements	$56,143	$55,957
Equipment	48,101	44,788
Corporate aircraft	20,829	20,710
Vehicles	644	518

	125,717	121,973
Less accumulated depreciation and amortization	57,708	54,403

Total	$68,009	$67,570

           Depreciation and amortization expense for property and equipment was $1,666 and $3,270 for the three and six months ended October 27, 2006, respectively, as compared to $2,274 and $4,463 for the three months and six months ended October 28, 2005, respectively.

6.	Feature Film Production Assets

           Feature film production assets are summarized as follows:

	As of

	October 27, 2006	April 30, 2006

Feature film productions:
In release	$34,099	$—
Completed but not released	—	33,744
In production	17,951	1,702
In development	777	648

Total	$52,827	$36,094

Two of our feature films, See No Evil and The Marine, were released domestically during the current six month period.  See No Evil achieved more than $15,000 in gross domestic box office receipts and is currently being distributed in international theatrical markets. See No Evil was released domestically on DVD on November 28, 2006.  The Marine, which was theatrically released in the domestic market on October 13, 2006, has achieved more than $18,500 in gross domestic box office receipts to date.  Our third feature film, The Condemned, is in the post-production phase of completion.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

           The Company estimates that approximately 40% of “In release” film production assets will be amortized over the next twelve months. Approximately 80% of “In release” film production assets are estimated to be amortized over the following three years.

           Unamortized feature film production assets are evaluated for indications of impairment each reporting period.  If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of October 27, 2006, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

           In addition to the capitalized production costs related for these three films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned.  There were no previously capitalized development costs expensed for abandoned projects for the six months ended October 27, 2006 or October 28, 2005.

7.	Intangible Assets

           Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years.

           Intangible assets consisted of the following:

	As of October 27, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$7,261	$(4,934)	$2,327
Trademarks and trade names	2,660	(2,474)	186

	$9,921	$(7,408)	$2,513

	As of April 30, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$5,626	$(4,574)	$1,052
Trademarks and trade names	2,660	(2,251)	409

	$8,286	$(6,825)	$1,461

           Amortization expense was $360 and $616 for the three and six months ended October 27, 2006, respectively, as compared to $507 and $1,014 for the three and six months ended October 28, 2005, respectively.

           The following table presents estimated future amortization expense:

For the eight months ending December 31, 2006	$216
For the year ending December 31, 2007	962
For the year ending December 31, 2008	843
For the year ending December 31, 2009	492

$2,513

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

8.	Short-term Investments

           Short-term investments consisted of the following as of October 27, 2006 and April 30, 2006:

	October 27, 2006

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$92,566	$(3,140)	$89,426
Municipal bonds	45,000	—	45,000

Total	$137,566	$(3,140)	$134,426

	April 30, 2006

	Cost	Unrealized Holding Loss	Fair Value

Fixed-income mutual funds and other	$90,659	$(2,848)	$87,811
United States Treasury Notes	17,850	(6)	17,844

Total	$108,509	$(2,854)	$105,655

9.	Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

           There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, except as follows:

           Pursuant to the court’s February 16, 2006 judgment, the Fund was ordered to provide clarification of its damages claim. The Fund made such a filing with the court on March 2, 2006; however, we believed that this alleged clarification did not comply with the Court’s order.  In response to an application made by the Company, on June 26, 2006, the Fund was ordered to provide further clarification of its damages claim.  The Fund made such further filing on July 21, 2006.  All proceedings are stayed pending the outcome of our appeal of the court’s February 16, 2006 judgment that the Fund is entitled in point of law to seek restitutionary damages, which is listed to be heard on December 6, 2006.

Shenker & Associates; THQ/Jakks

           There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, except as follows:

           With regard to the Shenker & Associates matter, on June 6, 2006, Stanley Shenker (“Shenker”) was indicted in the United States District Court for the District of Connecticut in connection with conspiring with Jim Bell, one of our former officers, to:  (a) enrich themselves by obtaining monies relating to WWE and its licensees to which they were not entitled; (b) affirmatively conceal their acts from WWE in order to continue to receive and retain monies to which they were not entitled; (c) deprive WWE of honest services, by compromising employee loyalty and integrity through their secret arrangement to split between themselves royalty commissions monies paid from WWE licensees; and (d) to provide false and misleading information to WWE during civil litigation to obtain additional anticipated economic benefits and avoid disgorgement of their ill-gotten gains.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

          With regard to the THQ/Jakks matter, on July 7, 2006, we filed our response in opposition to the defendants’ motions to dismiss based on any remaining RICO issues.  We also filed a motion to strike and response in opposition to the motion to dismiss filed by the Jakks Pacific, Inc. (“Jakks”) and its affiliated parties only based on the alleged applicability of a release contained in a prior, wholly-unrelated settlement agreement.  Oral argument was held on September 6, 2006.

THQ

On October 13, 2006, we filed a complaint in the Superior Court of the State of Connecticut against THQ, Inc. and THQ/Jakks Pacific LLC (“THQ/Jakks”) arising out of the improper sublicense of rights to certain WWE-branded videogames in violation of the applicable videogame license agreement.  The complaint alleges claims for, among other things, breach of contract, unjust enrichment, violation of the Connecticut Unfair Trade Practices Act and a declaration that we are entitled to terminate the videogame license agreement with THQ/Jakks.

IPO Class Action

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

          As previously disclosed, the Company will change its financial reporting to a calendar basis beginning with calendar year 2007.  This change is intended to simplify our communication with shareholders and will enable us to report our financial results in a timeframe consistent with the majority of our media and entertainment peers. WWE is currently in an eight month transition period from May 1, 2006 through December 31, 2006 and will subsequently file a transitional annual report for the eight months ending December 31, 2006.

          Beginning in the fourth quarter of fiscal 2006, we expanded the number of our reportable segments to four in order to better reflect the manner in which our senior management analyzes the performance of our Company, including our digital media businesses and the production of feature films.  We have also reclassified certain other operations between the reportable segments.  All prior year information has been adjusted to reflect the current presentation.  The following analysis outlines all material activities contained within each segment.

Live and Televised Entertainment

•

Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of advertising and sponsorships, and fees for viewing our pay-per-view and video-on-demand programming.

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

Results of Operations

Second Quarter Ended October 27, 2006 compared to Second Quarter Ended October 28, 2005
(Dollars in millions, except as noted)

Summary

Net Revenues	October 27, 2006	October 28, 2005	better (worse)

Live and Televised Entertainment	$64.3	$63.0	2%
Consumer Products	25.4	21.6	18%
Digital Media	6.5	4.3	51%
WWE Films	—	—	—

Total	$96.2	$88.9	8%

Cost of Revenues	October 27, 2006	October 28, 2005	better (worse)

Live and Televised Entertainment	$41.3	$36.4	(13)%
Consumer Products	12.3	8.4	(46)%
Digital Media	4.2	2.5	(68)%
WWE Films	—	—	—

Total	$57.8	$47.3	(22)%

Profit contribution margin	40%	47%

Operating Income:	October 27, 2006	October 28, 2005	better (worse)

Live and Televised Entertainment	$18.8	$21.6	(13)%
Consumer Products	11.8	11.7	1%
Digital Media	1.0	0.4	150%
WWE Films	(0.4)	(0.2)	(100)%
Corporate	(19.5)	(14.6)	(34)%

Total operating income	$11.7	$18.9	(38)%

Income from continuing operations	$10.4	$11.7	(11)%

          Our Live and Televised Entertainment revenues increased due to the production of 23 additional live events in the current period.  Quarterly results were also negatively impacted by the absence of all domestic television advertising revenues as a result of our distribution agreement with USA Network, which took effect in October of 2005.

          Consumer Products revenues increased in part due to the performance of our home video business, reflecting a 67% increase in gross DVD units sold.

          Digital Media revenues increased primarily due to the additional sales generated from our e-commerce storefront, WWEShop, reflecting additional orders processed.

          The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

Live and Televised Entertainment Revenues	October 27, 2006	October 28, 2005	better (worse)

Live events	$17.6	$13.0	35%
Number of North American events	90	76	18%
Average North American attendance (1)	4,000	4,300	(7)%
Average North American ticket price (dollars)	$35.71	$35.59	0%
Number of international events	11	2	450%
Average international attendance	10,400	9,800	6%
Average international ticket price (dollars)	$72.90	$67.62	8%

(1) Includes 27 ECW events held in small venues

Venue merchandise	$4.2	$3.0	40%
Domestic per capita spending (dollars)	$11.18	$9.82	14%
Pay-per-view	$18.6	$18.8	(1)%
Number of pay-per-view events	3	3	—
Number of buys from pay-per-view events	1,099,500	1,290,200	(15)%
Average revenue per buy (dollars)	$15.93	$13.55	18%
Domestic retail price, excluding WrestleMania (dollars)	$39.95	$34.95	14%
Television advertising	$1.5	$7.7	(81)%
Sponsorship revenues	$0.0	$0.6	(100)%
Television rights fees
Domestic	$14.1	$13.4	5%
International	$7.7	$7.0	10%
Other	$0.6	$0.1	500%

Total	$64.3	$63.0	2%

Ratings
Average weekly household ratings for Raw	3.8	3.8	—
Average weekly household ratings for SmackDown	2.2	2.7	(19)%
Average weekly household ratings for ECW	1.9	—	NA

Cost of Revenues-Live and Televised Entertainment	October 27, 2006	October 28, 2005	better (worse)

Live events	$14.6	$10.6	(38)%
Venue merchandise	2.8	2.2	(27)%
Pay-per-view	6.6	6.0	(10)%
Advertising	0.1	2.4	96%
Television	15.6	13.0	(20)%
Other	1.6	2.2	27%

Total	$41.3	$36.4	(13)%

Profit contribution margin	36%	42%

          Live events revenues increased $4.6 million primarily as a result of the production of nine additional international events and 14 additional North American events in the current quarter. The increased number of international events represents $3.3 million of the increase, while North American events represent $1.3 million of the increase quarter over quarter.  The current quarter included the production of 27 Extreme Championship Wrestling (“ECW”) branded events which had an average ticket price of approximately $25.00.  ECW events were held in smaller venues which generated lower attendance and revenues per event as compared to our Raw and SmackDown brands. Going forward ECW’s live events will be combined with SmackDown until the brand is large enough to tour independently. Excluding our ECW events, North American average attendance was approximately 5,200 as compared to 4,300 in the prior year quarter, a 21% increase.  The cost of revenues for live events increased by 38% primarily due to the number of additional events performed in the current quarter. The profit contribution margin decreased slightly to 17% in the current year quarter as compared to 18% in the prior year quarter.

          Venue merchandise revenues increased $1.2 million, or 40%, from the prior year quarter due to the increase in attendance at domestic and international events combined with a 14% increase in the domestic per capita spend by our fans. The profit contribution margin increased 5% to 33% for the quarter ended October 27, 2006 as compared to the prior year quarter reflecting lower venue building costs.

          Pay-per-view revenues decreased $0.2 million in the current quarter.  The number of buys for the three events held in each quarter increased by approximately 4%. The domestic retail price of our Pay-per-view events was increased from $34.95 to $39.95 in July 2006, representing our first increase in retail price in more than four years.  This increase in buys at the higher retail price was offset by a $1.0 million decline in buys reported for prior events. Pay-per-view cost of revenues increased by 10% primarily due to higher television production costs.  The contribution margin for pay-per-view decreased to 64% for the three months ended October 27, 2006 from 68% in the prior year quarter.

          Advertising revenues decreased $6.2 million or 81% from the prior year quarter.  Advertising revenues for the current period are primarily comprised of the sale of advertising on our Canadian television programs.  As previously disclosed, we entered into a distribution agreement beginning in October 2005 whereby our Raw program and a one-hour weekend Raw branded program air on the USA Network with replays on Telemundo and mun2.  Under the terms of this agreement, we no longer sell or participate in any domestic advertising revenue. This represented a $5.6 million loss of advertising revenues as compared to the prior year quarter.  The 96% decrease in advertising cost of revenues reflects the absence of costs associated with selling domestic cable advertising during the current quarter.

          The increase in domestic television rights fees was primarily due to the rights fees received for our ECW programming in the current quarter which were not present in the prior year quarter.  The increase in international rights fees reflects an increase in annual rights fees in various territories.  The $2.6 million increase in television cost of revenues is due to an overall increase in the costs incurred to produce televised events, including additional direct costs for the production of our weekly ECW television program on the SCI FI Channel.

          The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

Consumer Products Revenues	October 27, 2006	October 28, 2005	better (worse)

Licensing	$7.3	$6.4	14%
Magazine publishing	$3.4	$3.1	10%
Net units sold	987,700	1,135,000	(13)%
Home video	$14.5	$11.9	22%
Gross DVD units sold	1,163,000	697,000	67%
Other	$0.2	$0.2	—

Total	$25.4	$21.6	18%

Cost of Revenues-Consumer Products	October 27, 2006	October 28, 2005	better (worse)

Licensing	$2.3	$1.9	(21)%
Magazine publishing	2.5	1.6	(56)%
Home video	7.5	4.8	(56)%
Other	0.0	0.1	100%

Total	$12.3	$8.4	(46)%

Profit contribution margin	52%	61%

          Licensing revenues increased in part due to higher royalties earned related to books, novelty products and music.  Book sales reflected an increase in the number of titles that were available in the market year over year.  The increase in novelty revenues reflects higher reported sales in international markets. The increase in the licensing cost of revenues of 21% was due to higher commissions paid to international licensing agents and amounts paid to our Superstars.

          Magazine publishing revenue increased 10% in the current quarter over the comparable prior year quarter. In July 2006, the Company began publishing a new magazine titled WWE Magazine that replaced our two former magazines, Raw and SmackDown.  The increase in revenues reflects a higher newsstand price of our WWE Magazine, which was offset in part by the publication of five issues in the current quarter as compared to eight issues in the prior year.  The increase in editorial costs related to the transition to WWE Magazine generated the higher magazine publishing cost of revenues.

           Home video revenues increased $2.6 million, or 22%, led by the successful release of the three-disc Hulk Hogan: the Ultimate Anthology, which sold more than 200,000 gross units. Other successful titles released in the current quarter included McMahon, a 2-disc DVD which chronicles infamous moments of the WWE Chairman and a 3-disc title The History of the WWE Championship.  Home video cost of revenues increased 56% due to higher duplication and distribution fees associated with selling a greater volume of home videos as well as an increase in the amount spent on advertising our home video products.  This increase in expenses led to a decrease in the profit contribution margin to 48% in the current period as compared to 60% in the prior year period.

The following chart provides performance results and key drivers for our Digital Media segment:

Digital Media Revenues	October 27, 2006	October 28, 2005	better (worse)

WWE.com	$2.7	$2.3	17%
WWEShop	3.6	1.6	125%
Average revenues per order (dollars)	$50.94	$45.85	11%
Other	0.2	0.4	(50)%

Total	$6.5	$4.3	51%

Cost of Revenues-Digital Media	October 27, 2006	October 28, 2005	better (worse)

WWE.com	$1.5	$1.1	(36)%
WWEShop	2.4	1.1	(118)%
Other	0.3	0.3	—

Total	$4.2	$2.5	(68)%

Profit contribution margin	35%	42%

          The 17% increase in WWE.com revenues was primarily due to higher sales of web advertising.  An increase in streaming expenses, due to additional web activity and increased web content expenses, led to an increase in the WWE.com cost of revenues.

          WWEShop revenues increased primarily due to a 99% increase in the orders processed to over 71,000 in the current quarter.  In addition, the average amount paid per order processed increased 11% to approximately $51.00 in the current quarter.  The increase in orders processed was the primary driver of the increase in WWEShop cost of revenues in the current quarter.

WWE Films

          Our second feature film, The Marine, was released during the current quarter. We do not participate in revenues until the print and advertising costs incurred by our distributor have been recouped and the results have been reported to us.  Accordingly, no revenues have been recorded to date. The Marine achieved approximately $18.5 million in gross domestic box office receipts to date and is currently being distributed in international theatrical markets. During the three months ended October 27, 2006 we spent approximately $4.1 million for the production of our third feature film, The Condemned, and other feature film projects in development. The total cost capitalized to date for The Condemned is approximately $18.0 million.

Selling, General and Administrative

          The following chart reflects the amounts and percent change of certain significant overhead items:

	October 27, 2006	October 28, 2005	better (worse)

Staff related	$11.4	$10.5	(9)%
Legal, accounting and other professional	2.7	0.4	(575)%
Stock compensation costs	2.0	1.1	(82)%
Advertising and promotion	2.0	1.8	(11)%
Bad debt	0.1	0.1	—
All other	6.4	6.0	(7)%

Total SG&A	$24.6	$19.9	(24)%

SG&A as a percentage of net revenues	26%	22%

          Legal, accounting and other professional fees included approximately $3.4 million of positive legal settlements in the prior year quarter.

          Stock compensation expense in the current quarter includes $1.8 million of expenses related to the amortization of restricted stock unit grants and $0.2 million of expenses related to stock options.   Stock compensation expense in the prior year quarter relates only to the amortization of the fair value of restricted stock unit grants issued to employees under our 1999 Long-Term Incentive Plan.  As previously disclosed, the Company adopted the provisions of SFAS 123(R) on May 1, 2006 requiring compensation expense to be recorded for stock options.

	October 27, 2006	October 28, 2005	better (worse)

Depreciation and amortization	$2.0	$2.8	29%

          Depreciation and amortization expense declined as the amount of capitalized property, plant and equipment that became fully depreciated in the current year exceeded the depreciation associated with capital additions in the current year.

October 27, 2006	October 28, 2005	better (worse)

Investment income, net	$2.5	$1.4	79%

          The increase reflects higher short term interest rates as compared to the prior year.

October 27, 2006	October 28, 2005	better (worse)

Interest expense	$0.1	$0.1	—

	October 27, 2006	October 28, 2005	better (worse)

Provision for income taxes	$4.3	$8.4	49%
Effective tax rate	29%	42%

          The decrease in the effective tax rate was due to the settlement of a state and local tax audit at a more beneficial amount than previously expected.  Our effective tax rate for the full eight month transition period ending December 31, 2006 is expected to be approximately 35%.

Six Months Ended October 27, 2006 compared to Six Months Ended October 28, 2005
(Dollars in millions, except as noted)

Summary

Net Revenues	October 27, 2006	October 28, 2005	better (worse)

Live and Televised Entertainment	$128.7	$134.9	(5)%
Consumer Products	48.7	39.8	22%
Digital Media	12.1	8.0	51%
WWE Films	—	—	—

Total	$189.5	$182.7	4%

Cost of Revenues	October 27, 2006	October 28, 2005	better (worse)

Live and Televised Entertainment	$80.5	$78.6	(2)%
Consumer Products	22.5	16.2	(39)%
Digital Media	8.1	5.0	(62)%
WWE Films	—	—	—

Total	$111.1	$99.8	(11)%

Profit contribution margin	41%	45%

Operating Income:	October 27, 2006	October 28, 2005	better (worse)

Live and Televised Entertainment	$39.9	$46.7	(15)%
Consumer Products	23.6	20.8	13%
Digital Media	1.6	0.4	300%
WWE Films	(0.8)	(0.5)	(60)%
Corporate	(37.0)	(32.7)	(13)%

Total operating income	$27.3	$34.7	(21)%

Income from continuing operations	$21.7	$22.9	(5)%

          Our Live and Televised Entertainment revenues decreased due to the absence of $13.7 million in domestic television advertising revenues as a result of our distribution agreement with USA Network.   This decrease was offset in part by revenues generated by the 39 additional events in the current period as well as additional television rights fees revenue.

          Consumer Products revenues increased based on the performance of our home video business, reflecting a 62% increase in gross DVD units sold.  This increase was partially offset by a decline in licensing revenues as compared to the prior year.

          Digital Media revenues increased primarily due to the additional sales generated from our e-commerce storefront, WWEShop, reflecting additional orders processed.

          The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

Live and Televised Entertainment Revenues	October 27, 2006	October 28, 2005	better (worse)

Live events	$33.4	$29.5	13%
Number of North American events	174	139	25%
Average North American attendance (1)	4,600	4,400	5%
Average North American ticket price (dollars)	$35.39	$36.47	(3)%
Number of international events	13	9	44%
Average international attendance	9,400	10,500	(10)%
Average international ticket price (dollars)	$68.42	$73.93	(7)%

(1)	Includes 34 ECW events held in small venues

Venue merchandise	$9.0		$6.2	45%
Domestic per capita spending (dollars)	$11.08		$10.19	9%
Pay-per-view	$38.4		$40.4	(5)%
Number of pay-per-view events	7		8	(13)%
Number of buys from pay-per-view events	2,313,500		2,734,800	(15)%
Average revenue per buy (dollars)	$15.52		$14.19	9%
Domestic retail price, excluding WrestleMania (dollars)	$39.95	*	$34.95	14%

*	1 event at $34.95 and 6 events at $39.95

Television advertising	$2.6	$18.1	(86)%
Sponsorship revenues	$0.2	$1.5	(87)%
Television rights fees
Domestic	$28.4	$26.3	8%
International	$15.6	$14.1	11%

Other	$1.3	$0.3	333%

Total	$128.7	$134.9	(5)%

Ratings
Average weekly household ratings for Raw	3.9	3.8	3%
Average weekly household ratings for SmackDown	2.3	3.0	(21)%
Average weekly household ratings for ECW	2.0	—	NA

Cost of Revenues-Live and Televised Entertainment	October 27, 2006	October 28, 2005	better (worse)

Live events	$26.8	$23.4	(15)%
Venue merchandise	6.3	4.2	(50)%
Pay-per-view	13.2	14.6	10%
Advertising	0.2	6.0	97%
Television	29.6	25.8	(15)%
Other	4.4	4.6	4%

Total	$80.5	$78.6	(2)%

Profit contribution margin	37%	42%

          Live events revenues increased as a result of the production of 39 additional events in the current period. We also re-launched our Extreme Championship Wrestling (“ECW”) brand and performed 34 ECW events resulting in $1.0 million in revenue.  ECW events were held in smaller venues which generated lower attendance and revenues per event.  The average revenue per event is currently significantly less than our Raw and SmackDown brands. Going forward ECW’s live events will be combined with SmackDown until the brand is large enough to tour independently.  Excluding the ECW events, North American average attendance was approximately 5,500 in the current period as compared to 4,400 in the prior year. The cost of revenues for live events increased by 15% primarily due to the additional events performed in the current period. The contribution margin was 20% in the current period as compared to 21% in the prior year period.

          Venue merchandise revenues increased $2.8 million, or 45%, from the prior year period due to the increase in average North American attendance combined with a 9% increase in domestic per capita spending dollars to $11.08. Venue merchandise cost of revenues also increased due to the volume of merchandise sold.

          Pay-per-view revenues declined in the current period due to the timing of our pay-per-view events as we aired seven pay-per-view events in the current period as compared to eight pay-per-view events in the prior year.   International buys represented approximately 38% of total buys during the current period as compared to 34% of total buys in the prior year. The decrease in current period revenue was partially offset by the increase in the domestic retail price charged for each pay-per-view event.  Beginning with the second pay-per-view produced in the period, we increased the domestic retail price from $34.95 to $39.95.  This represented our first increase in retail price in more than four years.  The decrease in the number of events and consumer advertising expense, led to a 10% decrease in the pay-per-view cost of revenues.  The contribution margin for pay-per-view increased to 66% for the six months ended October 27, 2006 from 64% for the six months ended October 28, 2005.

          Advertising revenues for the current period are primarily comprised of the sale of advertising on our Canadian television programs and sales of sponsorship packages.  As previously disclosed, we entered into a distribution agreement beginning in October 2005 whereby our Raw program and a one-hour weekend Raw branded program air on the USA Network with replays on Telemundo and mun2.  Under the terms of this agreement, we no longer sell or participate in any domestic advertising revenue. This represented a $13.7 million loss of advertising revenues as compared to the prior year.  The decrease in advertising cost of revenues reflects the absence of costs associated with selling domestic cable advertising during the current period.

          Television rights fees increased by $3.6 million in the current year due in part to the rights fees received for our ECW programming which were not present in the prior year period.  The remaining increase reflects higher  international rights fees in various territories.  The increase in television cost of revenues is due to the production of additional televised ECW events in the current period.  We produced 53 televised events in the current period as compared to 49 in the comparable period last year.

          The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

Consumer Products Revenues	October 27, 2006	October 28, 2005	better (worse)

Licensing	$12.9	$13.9	(7)%
Magazine publishing	$6.5	$5.3	23%
Net units sold	2,017,000	1,865,300	8%
Home video	$29.0	$20.4	42%
Gross DVD units sold	2,281,700	1,410,300	62%
Other	$0.3	$0.2	50%

Total	$48.7	$39.8	22%

Cost of Revenues-Consumer Products	October 27, 2006	October 28, 2005	better (worse)

Licensing	$3.6	$4.3	16%
Magazine publishing	4.8	2.9	(66)%
Home video	14.1	9.0	(57)%
Other	—	—	—

Total	$22.5	$16.2	(39)%

Profit contribution margin	54%	59%

          Licensing revenues decreased in part due to a decline in royalties earned related to video games and novelty products.  In the prior year, two video games, WrestleMania 21 and Day of Reckoning II, were released while there were no releases in the current period. The decrease in novelty related revenue was driven by the decline in novelty product sales in international markets.  Licensing cost of revenues declined 16% due to a decrease in commissions paid to international licensing agents and amounts paid to our Superstars.

          Magazine publishing revenue increased 23% in the current period, driven by the 8% increase in net units sold.  Beginning in July 2006, the Company began publishing a new magazine titled WWE Magazine that replaced our two former Raw and SmackDown magazines.  There were 12 issues released in the current period as compared to 14 in the prior year. The additional editorial and content related costs related to the transition to WWE Magazine generated the increase in magazine publishing costs of revenues.

          Home video revenues increased $8.6 million, or 42%, led by the successful release of the three-disc Wrestlemania 22 DVD which shipped over 395,000 units during the current period.  DVD revenue accounted for $6.8 million of the increase in revenues, driven by the sale of approximately 870,000 additional units as compared to the prior year. The remaining $1.8 million increase is due to additional international licensing revenues from home video sales.  The increase in home video cost of revenues is primarily due to the increased volume of home video sales in the current period, reflecting additional duplication and distribution fees.

          The following chart provides performance results and key drivers for our Digital Media segment:

Digital Media Revenues	October 27, 2006	October 28, 2005	better (worse)

WWE.com	$4.9	$4.1	20%
WWEShop	6.9	3.4	103%
Average revenues per order (dollars)	$49.18	$44.17	11%
Other	0.3	0.5	(40)%

Total	$12.1	$8.0	51%

Cost of Revenues-Digital Media	October 27, 2006	October 28, 2005	better (worse)

WWE.com	$3.1	$2.3	(35)%
WWEShop	4.5	2.1	(114)%
Other	0.5	0.6	17%

Total	$8.1	$5.0	(62)%

Profit contribution margin	33%	38%

          The 20% increase in WWE.com revenues was primarily due to higher sales of web advertising and wireless content revenue.  An increase in streaming expenses, due to additional web activity and increased web content expenses, led to an increase in the cost of WWE.com revenues.

          WWEShop revenues increased primarily due to an 82% increase in the orders processed to over 140,000 in the current period.  In addition, the average price paid per order processed increased 11% to $49.00.  The increase in orders processed was the primary driver of the increase in WWEShop cost of revenues in the current period.

WWE Films

          During the six months ended October 27, 2006 we released two feature films domestically, See No Evil and The Marine. We do not participate in revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.  Accordingly, no revenues have been recorded.  See No Evil and The Marine achieved approximately $15.0 million and $18.5 million, respectively, in gross domestic box office receipts to date. See No Evil was released on DVD on November 28, 2006 and The Marine is currently being distributed in international theatrical markets. For the six months ended October 27, 2006 we spent approximately $16.7 million for the production of our third feature film, The Condemned, and other feature film projects in development.

Selling, General and Administrative

          The following chart reflects the amounts and percent change of certain significant overhead items:

	October 27, 2006	October 28, 2005	better (worse)

Staff related	$22.5	$22.0	(2)%
Legal, accounting and other professional	5.5	4.1	(34)%
Stock compensation costs	3.5	1.7	(106)%
Advertising and promotion	2.6	2.4	(8)%
Bad debt	0.1	0.4	75%
All other	13.0	12.1	(7)%

Total SG&A	$47.2	$42.7	(11)%

SG&A as a percentage of net revenues	25%	23%

          The prior year period included $3.4 million of positive legal settlements. Excluding the settlements, legal, accounting and other professional fees decreased due to a decline in the amount of legal expenses incurred during the current period.

          Stock compensation expense in the current period includes $3.2 million of expenses related to the amortization of restricted stock unit grants. Stock compensation expense increased in the current period based on an additional grant of restricted stock units in July 2006.

	October 27, 2006	October 28, 2005	better (worse)

Depreciation and amortization	$3.9	$5.5	29%

          Depreciation and amortization expense declined as the amount of capitalized property, plant and equipment that became fully depreciated in the current year exceeded the depreciation associated with capital additions in the current year.

	October 27, 2006	October 28, 2005	better (worse)

Investment income, net	$5.0	$3.3	52%

          The increase reflects higher short term interest rates as compared to the prior year.

	October 27, 2006	October 28, 2005	better (worse)

Interest expense	$0.3	$0.3	—

	October 27, 2006	October 28, 2005	better (worse)

Provision for income taxes	$10.4	$14.6	29%
Effective tax rate	32%	39%

The decrease in the effective tax rate was due to the settlement of a state and local tax audit at a more beneficial amount than previously expected. Our effective tax rate for the full eight month transition period ending December 31, 2006 is expected to be approximately 35%.

Liquidity and Capital Resources

          Cash flows from operating activities for the six months ended October 27, 2006 and October 28, 2005 were $9.3 million and $41.9 million, respectively. The decline in cash flows from operating activities is primarily driven by the $16.7 million spent in connection with the filming of our third feature film, The Condemned, and other film development projects. Working capital, consisting of current assets less current liabilities, was $259.7 million as of October 27, 2006 and $285.2 million as of April 30, 2006.

          Cash flows used by investing activities were $34.4 million for six months ended October 27, 2006 and cash flows provided by investing activities were $40.2 million for the six months ended October 28, 2005, respectively.  As of December 1, 2006, we had approximately $164.7 million invested primarily in fixed-income mutual funds and municipal bonds.  Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.  Capital expenditures for the six months ended October 27, 2006 were $5.4 million as compared to $5.8 million for the six months ended October 28, 2005.  Current period capital expenditures include $1.7 million for the purchase of film library assets.  Capital expenditures for the two months ending December 31, 2006 are expected to range between $1.0 million and $3.0 million

          Cash flows used in financing activities were $30.2 million and $15.2 million for the six months ended October 27, 2006 and October 28, 2005, respectively.  Total dividend payments on all Class A and Class B common shares in the current six month period ended October 27, 2006 were approximately $34.0 million as compared to $16.6 million in the prior year period ended October 28, 2005.  There will be one additional dividend payment during the transition period as a $0.24 dividend all Class A and Class B common shares was declared on December 1, 2006 which will be payable on December 26, 2006.

          During the six month period ended October 27, 2006 we released the feature films See No Evil and The Marine.  As of October 27, 2006 we have approximately $52.8 million in capitalized film development costs.  We do not participate in revenues from films until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.

Contractual Obligations

          In addition to long-term debt, we have entered into various other contracts under which we are required to make guaranteed payments, including:

•	Various operating leases for office space and equipment.

•

Employment contract with Vincent K. McMahon, which runs through October 2008, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract. Mr. McMahon is currently waiving all of his compensation under these agreements.

•

Employment contract with Linda E. McMahon, which runs through October 2008, with annual renewals thereafter if not terminated by us or Mrs. McMahon. Mrs. McMahon is currently waiving all of her compensation under this agreement.

•	Other employment contracts which are generally for one-to six-year terms.

•	Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.

          Our aggregate minimum payment obligations under these contracts as of October 27, 2006, assuming the continued waiver of compensation by Mr. and Mrs. McMahon, were as follows:

	Payments due by period

	8 months ending 12/31/06	2007 to 2009	2010 to 2011	After 2011	Total

	($ in millions)
Long-term debt (including interest expense)	$0.2	$4.0	$2.7	$1.7	$8.6
Operating leases	0.2	1.7	0.8	1.7	4.4
Talent, employment agreements and other commitments	5.8	21.9	5.2	12.5	45.4

Total commitments	$6.2	$27.6	$8.7	$15.9	$58.4

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

As of

	October 27, 2006	April 30, 2006

Pay-per-view accounts receivable	$17.7 million	$28.5 million
Home video reserve for returns	$7.7 million	$3.8 million
Publishing newsstand reserve for returns	$3.9 million	$4.5 million
Allowance for doubtful accounts	$3.6 million	$3.7 million

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

          There are no other accounting standards or interpretations that have been issued, which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming, and in this regard, among other things we are finalizing a new agreement with the CW Network which airs SmackDown on Friday nights; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks as we expand into new and complementary businesses such as subscription video-on-demand and feature films; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xvii) our Class A common stock has a relatively small public “float”.  The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

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

Item 4. Controls and Procedures

          Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of October 27, 2006. No change in internal control over financial reporting occurred during the quarter ended October 27, 2006, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 9 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

          (a)     The Annual Meeting of Stockholders was held on September 14, 2006.

          (c)     At the meeting all eight Directors of the Company were reelected as follows:

	Votes

Nominees	For	Withheld

Vincent K. McMahon	489,485,621	7,416,709
Linda E. McMahon	489,498,561	7,403,769
Robert A. Bowman	496,283,354	618,976
David Kenin	496,395,936	506,394
Joseph Perkins	490,294,581	6,607,749
Michael B. Solomon	496,381,851	520,479
Lowell P. Weicker, Jr.	496,317,589	584,741
Michael Sileck	489,073,906	7,828,424

In addition, the appointment of Deloitte and Touche LLP as independent registered public accounting firm for the Company for the fiscal period ending December 31, 2006 was ratified as follows:

Votes

For	Against	Abstain

496,222,112	670,326	9,892

Item 6. Exhibits

(a.)	Exhibits

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification by Michael Sileck pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification by Frank G. Serpe pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon, Linda E. McMahon, Michael Sileck and Frank G. Serpe pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)

Dated: December 6 , 2006	By:	/s/ Michael Sileck

Michael Sileck
Chief Financial Officer