Form 10-K
period 2006-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2007-03-02
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2006 to December 31, 2006

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

          Aggregate market value of the common stock held by non-affiliates of the Registrant at February 12, 2007 using our closing price on October 27, 2006 was approximately $389,409,477.

          As of February 23, 2007, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 23,348,287 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563 shares.

          Portions of the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders (the ”Proxy Statement”).

PART I

Item 1.  Business

          World Wrestling Entertainment, Inc. (“WWE”) is an integrated media and entertainment company. We have been involved in the sports entertainment business for more than 25 years, and have developed World Wrestling Entertainment into one of the most popular brands in global entertainment today. We develop unique and creative content centered around our talent and presented at our live and televised events. At the heart of our success are the athletic and entertainment skills and appeal of our WWE Superstars and our consistently innovative and multi-faceted storylines across our three brands, Raw, SmackDown and ECW. Anchored by these brands, we are able to leverage our content and talent across virtually all media outlets. Our live and televised events, consumer products, and digital media outlets provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.

          In June 2006, the Board of Directors elected to change WWE’s fiscal year to a calendar basis beginning with calendar 2007.  This change is intended to simplify communication with shareholders and will enable the reporting of our financial results in a timeframe consistent with the majority of our media and entertainment peers.  Due to the change to a calendar year end, we have established an eight month transition period from May 1, 2006 through December 31, 2006.  The results from this time period are referred to throughout this report as “2006 transition period”, “transition 2006”, “T 2006”, or the “transition period”.  Except where noted, prior year results have not been restated to reflect the comparable eight month periods.

          In Fiscal 2006, we expanded the number of our reportable segments to four in order to better reflect the manner in which management analyzes the performance of our Company, and to reflect the importance of our digital media businesses and the production of feature films.  We also reclassified certain other operations among the reportable segments.  All prior year information has been adjusted to reflect the current presentation.

Our operations are centered around the following four business segments:

•	Live and Televised Entertainment, which consists of live events, the sale of merchandise at live events, television, pay-per-view, and video on demand programming.

•

Consumer Products, which consists of the sale of home video products, magazines and consumer products branded with our intellectual property, including video games, toys, books and other products through third party licensees.

•	Digital Media, which consists of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and the sale of various broadband and mobile content.

•	WWE Films, which produces feature films and other film projects.

          In this Transition Report on Form 10-K, “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. World Wrestling Entertainment and the stylized and highly distinctive World Wrestling Entertainment scratch logo are two of our trademarks. This Transition Report on Form 10-K also contains other WWE trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Live and Televised Entertainment

(represents 70%, 73%, 82% and 82% of our net revenues in T 2006,  fiscal 2006, fiscal 2005 and fiscal 2004, respectively)

Live Events

          Two of our brands, Raw and SmackDown, tour independently, each typically producing three or four events per week, affording us flexibility in scheduling that allows us to play numerous domestic and international markets.  In addition, our third brand, Extreme Championship Wrestling (“ECW”), performed 38 live events in the transition period.

          In transition 2006 we held 212 live events throughout North America, entertaining over one million fans at an average ticket price of approximately $36.00. We hold many of our live events at major arenas across the country. In addition to providing the content for our television and pay-per-view programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

          In the 2006 transition period, we held 34 live events internationally reaching more than 282,000 fans at an average ticket price of approximately $69.00.  These events were spread over several successful international tours including our DX Reunion tour in Mexico, our Survivor Series tour in England and Ireland and our SmackDown Live tour in Spain and Portugal.

          Live events net revenues were $52.3 million, $75.0 million, $78.7 million and $69.7 million, representing 20%, 19%, 22% and 19% of total net revenues in T 2006, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Venue Merchandise

          Our venue merchandise business consists of the sale at our live events of various WWE-branded products, such as T-shirts, caps and other novelty items, all of which feature our Superstars and/or our logo. Nearly all of these products are designed by our in-house creative staff and manufactured by third parties.

          Venue merchandise net revenues were $12.1 million, $14.7 million, $12.8 million and $12.7 million, representing 5%, 4%, 3% and 3% of total net revenues in transition 2006, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Television Programming

          Relying on our in-house production capabilities at our production facility, we produce four television shows, consisting of 6 hours of original programming each week. Our domestic cable and broadcast programs consist of “Monday Night Raw”, “ECW”, “Friday Night SmackDown” and “A.M. Raw.”  We generate revenue from our programming through television rights fees and by the sale of cable advertising in Canada.  We believe the popularity of our television programming drives the success of our other businesses, translating into increased live event attendance, pay-per-view buys and merchandise sales.

          Under our agreement with NBC Universal, which currently includes “Monday Night Raw” and the weekend program “A.M. Raw”, we receive a rights fee totaling approximately $0.6 million per week.  Monday Night Raw is a two-hour primetime program that is broadcast live on USA Network and is consistently one of the most watched regularly scheduled programs on cable television. As part of this agreement, Raw also airs in replays on Telemundo and mun2.  The relationship with NBC Universal expanded with the announcement in May 2006 of the re-launch of ECW: Extreme Championship Wrestling, a new program that began airing on the SCI FI Channel.  After an initial trial run, we secured a distribution agreement to broadcast ECW on the SCI FI Channel through December 2007.

          The two-hour “Friday Night SmackDown” airs on the CW Network in primetime on Fridays and is consistently one of the highest rated programs on CW and a top rated show among males 12-17 and males 18-34 on Friday nights.  For this programming, we receive a rights fee of approximately $0.3 million per week.

          Internationally, our programming is distributed in more than 110 countries and 18 different languages. We continue to expand our distribution and have secured new television distribution agreements on terrestrial, cable and satellite platforms throughout the Middle East, Africa, Asia, and South America.  We believe our television distribution is key to our international success and use our programming to support tours and related retail sales.

          Television rights fee net revenues were $58.7 million, $81.5 million, $78.0 million and $71.1 million representing 22%, 20%, 21% and 19% of total net revenues in T 2006, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Advertising

          We no longer sell advertising during our programming in the United States; however we continue to provide sponsorships domestically to meet the needs of our advertisers.  Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage, on-air announcements and pay-per-view spronsorship. We continue to sell advertising in our programs in Canada.

          Advertising net revenues were $4.5 million, $22.6 million, $43.7 million and $59.5 million representing 2%, 6%, 12% and 16% of total net revenues in T 2006, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Pay-Per-View Programming

          We have been pioneers in both the production and promotion of pay-per-view events since our first pay-per-view event, WrestleMania I, in 1985. At each pay-per-view event, our storylines either culminate or change direction. We intensively market and promote the storylines that are associated with upcoming pay-per-view events through our television shows, internet sites and magazine. Some of our international partners include SKY in the UK, Premiere in Germany, SKY Perfect TV! in Japan, SKY Italia in Italy and Main Event in Australia.

          We produced 11 domestic pay-per-view programs in the 2006 transition period as compared to 16 programs in fiscal 2006.  There were ten pay-per-view events that occurred in both the 2006 transition period and fiscal 2006.  These ten events averaged approximately 300,000 buys in the 2006 transition period at a suggested domestic retail price of $39.95 as compared to 325,000 buys at a suggested domestic retail price of $34.95 in fiscal 2006.  Based on the schedule of our events, our most popular and successful annual event, WrestleMania, did not occur in the 2006 transition period. Consistent with industry practices, we share the revenues with cable systems and satellite providers such as DirecTV, and pay service fees to iNDEMAND and TVN.

          Pay-per-view net revenues were $53.4 million, $94.8 million, $85.5 million and $95.3 million, representing 20%, 24%, 23%, and 25% of total net revenues in T 2006, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

WWE 24/7

          WWE 24/7 On Demand is a Subscription Video On Demand (SVOD) service that makes available to subscribers approximately 40 hours of content each month, exploiting both acquired library and original content.  This content includes television programming, pay-per-view events, special programming and home video/DVD programming.

          WWE 24/7 On Demand is carried on Comcast, the largest cable operator in the United States, making WWE 24/7 On Demand available to more than 10 million VOD-enabled homes, as well as Cox Communications, Insight Communications and numerous VOD-enabled independent cable operators in the United States.  Internationally, the product is also being distributed through Rogers Cable in Canada, Plala Networks, a unit of NTT, in Japan and SKY Italia in Italy.  In January 2007 we announced that WWE 24/7 On Demand will also be carried on Cablevision, with more than 2 million VOD-enabled homes.  The number of average monthly subscribers in North America was approximately 35,000.  Consistent with industry practices, we generally share the revenues with domestic cable systems.

          WWE 24/7 net revenues were $2.0 million in transition 2006, $1.1 million in fiscal 2006 and less than $0.1 million in fiscal 2005, the initial year of operation.

Consumer Products

(represents 22%, 22%, 15% and 15% of our net revenues in T 2006,  fiscal 2006, fiscal 2005 and fiscal 2004, respectively)

Licensing

          We have established a worldwide licensing program using our World Wrestling Entertainment marks and logos, copyrighted works and characters on a large variety of retail products, including toys, video games, apparel and books. Currently, we maintain licenses with more than 100 licensees worldwide that provide products for sale at major retailers.  In all of our licensing agreements, we retain creative approval over the design, packaging, advertising and promotional material associated with these products to maintain the distinctive style and quality of our intellectual property and brand.

          Video games represent an important component of our licensing program, generating substantial revenues through our license with THQ/Jakks Pacific, LLC (“THQ/Jakks”). Our video games cover the current console platform and will be featured in the new generation of video game platforms.  As a result of information uncovered in connection with our litigation with Shenker & Associates, in 2004 we filed an action in the U.S. District Court for the Southern District of New York against, among others, Jakks Pacific, Inc. (“Jakks”), THQ Inc. (“THQ”) and THQ/Jakks, alleging, among other things, violations of the Racketeer Influenced and Corrupt Organization Act (RICO). In October 2006, we filed a complaint in the Superior Court of the State of Connecticut against THQ and THQ/Jakks arising out of the improper sublicense of rights to certain WWE-branded videogames in violation of the applicable videogame license agreement. The complaint alleges claims for, among other things, breach of contract, unjust enrichment, violation of the Connecticut Unfair Trade Practices Act and a declaration that we are entitled to terminate the videogame license agreement with THQ/Jakks.  During this litigation we continue to fulfill our obligations under the current license and expect Jakks and THQ to do likewise.  Additional information regarding this litigation is available in Note 12 to Notes to Consolidated Financial Statements.

          Under our publishing licensing agreement with Simon & Schuster, we have a book-publishing agreement. This agreement allows us the ability to publish original content in a variety of genres, including fiction, histories, how-to, and autobiographies. During transition 2006, we published five new books, including The Marine, an adaptation of the WWE Films production. We also published Controversy Creates Cash, Eric Bischoff’s autobiography, which became the twentieth WWE book to appear on the New York Times Best-Seller List.

          Music is an integral part of the entertainment experience surrounding WWE’s live events, television programs, and pay-per-views.  We compose and record most of our music, including our Superstar entrance themes, in our recording studio.  In addition to our own composed music, we license popular performance artists who have contributed music for WWE programs.

          Licensing net revenues, including music, were $14.7 million, $32.2 million, $20.9 million and $21.8 million representing 6%, 8%, 6% and 6% of total net revenues in transition 2006, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Home Video

          In transition 2006, we released 22 new home video titles and shipped approximately 3.3 million DVD units, including catalog titles. In particular, WrestleMania 22 became our best-selling DVD of all-time by shipping more than 425,000 units. Further expansion of distribution and more widespread retail marketing support also helped to drive domestic sales. Beginning in November 2006, Genius Products, LLC became our exclusive domestic distributor. Outside the United States, our new releases and catalog titles are distributed through licensees.

          Home video net revenues were $35.5 million, $42.6 million, $20.1 million and $21.4 million representing 13%, 11%, 6% and 6% of total net revenues in transition 2006, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Magazine Publishing

          In the 2006 transition period, we converted the publication of two magazines, Raw and SmackDown, into one flagship publication, WWE Magazine.  WWE Magazine focuses on what fans will not see on television. This redesigned publication gives fans a look at WWE talent in a lifestyle setting including in-depth features, photos, exclusive interviews and backstage access. WWE Superstars and Divas provide fans with tips on fitness, fashion, grooming, gadgets and more.

          Magazine publishing net revenues were $8.5 million, $11.1 million, $12.2 million and $10.7 million, representing 3% of total net revenues in transition 2006, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Digital Media

(represents 8%, 5%, 3% and 3% of our net revenues in T 2006,  fiscal 2006, fiscal 2005 and fiscal 2004, respectively)

WWE.com

          Through our broadband network and sites, our fans can purchase our WWE branded merchandise and view our monthly pay-per-view events. Our primary website, WWE.com, attracted more than 16 million monthly unique users worldwide and generated an average of 42 million streams per month in transition 2006, according to Omniture, Inc.  We utilize the internet to promote our brands, to provide information, to entertain and to market and distribute our products.

          Our expanding portfolio of promotional, ad-supported and transactional video content is a mix of archival footage, breaking news stories, original programs and live broadcasts.  WWE.com updates its information as events happen on a global basis.

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

          WWE.com net revenues were $7.3 million, $9.7 million, $7.8 million and $5.6 million, representing 3%, 2%, 2% and 1% of total net revenues in transition 2006, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

WWEShop

          WWEShop is our e-commerce storefront.  We experienced significant growth in the transition period as the number of orders processed increased to approximately 244,000 in the eight month transition period as compared to 226,000 for the entire twelve month fiscal 2006 period.  Category offerings continued to expand as well as the sale of exclusive WWEShop packages. We also hold feature auctions of unique items.  WWEShop net revenues were $13.0 million, $12.1 million, $4.5 million and $4.9 million representing 5%, 3%, 1% and 1% of total net revenues in transition 2006, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

WWE Films

          We established WWE Films to explore options in filmed entertainment in order to promote our Superstars and capitalize on our intellectual property and fan base. We have released two feature films, See No Evil and The Marine.  See No Evil, a horror film that featured WWE Superstar Kane and was distributed by Lionsgate, was released domestically in theaters in May 2006.  See No Evil generated more than $15.0 million in gross domestic box office receipts and was subsequently released on DVD in November 2006. The Marine is an action/adventure film that starred WWE Superstar John Cena and was distributed by Twentieth Century Fox.  The Marine was released domestically in theaters in October 2006 and generated more than $18.8 million in gross domestic box office receipts and was released on DVD in January 2007. Our third feature film, The Condemned, starring Stone Cold Steve Austin in the lead role and to be distributed by Lionsgate, is scheduled for theatrical release domestically in April 2007.  As of December 31, 2006, we have approximately $53.6 million in capitalized feature film production assets.  We do not participate in any revenues associated with these film projects until the print and advertising costs incurred by our distributors have been recouped and the results have been reported back to us.  Accordingly, no revenues have been recorded to date.

International

          Revenues generated outside of North America were approximately $60.4 million for T 2006, $97.7 million in fiscal 2006, $87.6 million in fiscal 2005 and $63.5 million in fiscal 2004.  Revenues generated from international sources accounted for approximately 23% of total revenues generated in T 2006, 24% in fiscal 2006 and fiscal 2005 and 17% in fiscal 2004.

Creative Development and Production

          Headed by our Chairman, Vincent K. McMahon, our creative team develops compelling characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the wrestling ring and unfold on our weekly television shows and on our website, and culminate or change direction in our pay-per-view events.

          Our results are due primarily to the popularity of our Superstars. We currently have exclusive contracts with approximately 165 Superstars, ranging from developmental contracts to multi-year guaranteed contracts with established Superstars. Our Superstars are highly trained and motivated independent contractors whose compensation is tied to the revenue that they help us generate. Popular Superstars include Triple H, John Cena, Batista, Shawn Michaels, Undertaker, Rey Mysterio and Bobby Lashley.  We own the rights to substantially all of our characters, and we exclusively license the rights we do not own through agreements with our Superstars. We continually seek to identify, recruit and develop additional talent for our business.  In this regard, we have arrangements with two wrestling development camps, Ohio Valley Wrestling and Deep South Wrestling, to allow newly identified talent the opportunity to perform for crowds and refine their skills.

Competition

          While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live, television, pay-per-view and movie audiences, we face competition from professional and college sports as well as from other forms of live, filmed and televised entertainment and other leisure activities. In the case of feature films, many of the production companies with whom we compete have substantially greater experience than we do.  We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise. As we expand into the highly competitive internet market we face increased competition from websites offering paid and free web-based and wireless content.  Many companies with whom we compete have greater financial resources than we do, including without limitation, the film production companies noted above.

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

Employees

          Our headcount as of December 2006 was approximately 560 employees.  This headcount excludes our Superstars, who are independent contractors.  Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are generally satisfactory. None of our employees are represented by a union.

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

Television Programming

          The production of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We voluntarily designate the suitability of each of our television shows using standard industry ratings, such as PG (L,V) or TV14.  A number of governmental and private-sector initiatives relating to the content of media programming have been announced. Changes in governmental policy and private-sector perceptions could further restrict our program content and adversely affect our levels of viewership and operating results.

Available Information

          Copies of our Transition and Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website at http://corporate.wwe.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.  None of the information on any of our websites is part of this Transition Report on Form 10-K. In addition, our Corporate Governance Guidelines, Code of Business Conduct and charters of our Audit Committee and Compensation Committee are also available on our website.  A copy of any of these documents will be mailed to any stockholder upon request to us at World Wrestling Entertainment, Inc., 1241 East Main Street, Stamford, CT  06902, Attn: Investor Relations Department.

Item 1A.  Risk Factors

          There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition.  Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could affect our business.  See the discussion under “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Transition Report on Form 10-K.

          Our failure to maintain or renew key agreements could adversely affect our ability to distribute television and pay-per-view programming.

          Our television programming is distributed by broadcast and cable networks, and our pay-per-view programming is distributed by pay-per-view providers.  Because our revenues are generated, directly and indirectly, from the distribution of our televised and pay-per-view programming, any failure to maintain or renew arrangements with these distributors or the failure of the distributors to continue to provide services to us could adversely affect our operating results.  We are regularly in negotiations relating to substantial agreements covering the distribution of our cable, broadcast and/or pay-per-view television by carriers located in the United States or abroad.

          Our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment.

          The creation, marketing and distribution of our live and televised entertainment, including our pay-per-view events, is at the core of our business and is critical to our ability to generate revenues across our media platforms and product outlets.  Our failure to continue to create popular live events and televised programming would likely lead to a decline in our television ratings and attendance at our live events, which would adversely affect our operating results.

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

          Our operations are affected by general economic conditions, which may affect consumers’ disposable income.  The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income.  A decline in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues.

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

          While the production of television programming by independent producers is not directly regulated by the federal or state governments in the United States, the marketplace for television programming in the United States is affected significantly by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels.  We voluntarily designate the suitability of each of our television shows using standard industry ratings, such as PG (L,V) or TV14.  A number of domestic and foreign governmental and private-sector initiatives relating to the content of media programming have been announced in recent years.  Changes in these governmental policies and private-sector perceptions could further restrict our program content and adversely affect our levels of viewership and operating results.

          The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

          For our live, television and pay-per-view audiences, we face competition from professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace.  The manner in which audio/video content is distributed and viewed is constantly changing, and while we attempt to distribute our content across all platforms, our failure to continue to do so effectively could adversely affect our operating results. For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise.  Many of the companies with whom we compete have greater financial resources than we do.

          Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could adversely affect our operating results.

          We face uncertainties associated with international markets.

          Our production of live events overseas subjects us to the risks involved in foreign travel, local regulations, including regulations requiring us to obtain visas for our performers.  In addition, the licensing of our television and consumer products in international markets exposes us to some degree of currency risk.  All international operations are subject to political instability inherent in varying degrees in those markets.  These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.

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

          We are currently a party to civil litigation, which, if concluded adversely to our interests, could adversely affect our operating results.

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

          As part of its original complaint, the Fund included a damages claim associated with our use of the initials “wwf.”  On October 29, 2004, the Fund filed a claim for damages in the English High Court.  In this filing, the Fund seeks substantial monetary claims in an amount calculated as a royalty based on a percentage of profits from certain of our revenue streams, otherwise referred to as restitutionary damages, over the period January 1997 through November 2002.  On January 6, 2005, we filed an application to determine as a preliminary issue the propriety of the Fund’s basis upon which damages have been claimed.  After a hearing relating to this preliminary issue by judgment dated February 16, 2006, the Court ruled that the Fund is entitled in point of law to seek restitutionary damages, but that the question whether the Fund is entitled in point of fact to claim or recover damages on that basis remains to be determined, and we have appealed this decision.  The Fund was ordered to provide further clarification of its claim by March 2, 2006, and the Fund has made such a filing with the Court; however we believe that this alleged clarification does not comply with the Court’s order.  In response to an application made by the Company, on June 26, 2006, the Fund was ordered to provide further clarification of its damages claim.  The Fund made such further filing on July 21, 2006.  All proceedings are stayed pending the outcome of our appeal of the court’s February 16, 2006 judgment that the Fund is entitled in point of law to seek restitutionary damages.  A hearing on this appeal occurred in December 2006.

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

          We face a variety of risks relating to new and complementary businesses, including feature films.

          We have entered into new or complementary businesses in the past and may do so again in the future.  For example, we have recently entered into the feature film business.  Risks of expansion may include: potential diversion of management’s attention and other resources, including available cash, from our existing business; unanticipated liabilities or contingencies; reduced earnings due to increased amortization, impairment charges and other costs; competition from other companies with experience in such businesses; and possible additional regulatory requirements and compliance costs.

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

Item 1B.  Unresolved Staff Comments

          None.

Item 2.  Properties

          We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut, and have offices in New York, London, Toronto and Los Angeles. We own the buildings in which our executive and administrative offices, our television and music recording studios and our post-production operations are located. We lease space for our sales offices, WWE Films office, and other facilities.

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

          In addition, we own a daycare facility in Stamford, Connecticut on property adjacent to our production facilities.  The licensing and operation of this facility is managed by a third-party contractor.  We have the responsibility to obtain the required licenses and to ensure that the facility meets health, safety, fire and building codes.

Item 3.  Legal Proceedings

          See Note 12 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4.  Submission of matters to a vote of Security Holders

          None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our Class A common stock trades on the New York Stock Exchange under the symbol “WWE.”

          The following table sets forth the high and the low sale prices for the shares of Class A common stock as reported by the New York Stock Exchange and the dividends paid on shares of Class A and Class B common stock for the periods indicated.

Fiscal year 2005

Quarter Ended	July 30	October 29	January 28	April 30	Full Year

Class A common stock price per share:
High	$13.90	$12.94	$13.47	$12.95	$13.90
Low	$11.50	$11.15	$11.26	$10.45	$10.45

Class A and Class B dividends paid per share	$0.06	$0.06	$0.12	$0.12	$0.36

Fiscal year 2006

Quarter Ended	July 29	October 28	January 27	April 30	Full Year

Class A common stock price per share:
High	$12.46	$13.80	$15.90	$17.60	$17.60
Low	$9.91	$11.84	$12.35	$14.22	$9.91

Class A and Class B dividends paid per share	$0.12	$0.12	$0.24	$0.24	$0.72

Transition period 2006

Quarter Ended	July 28	October 27	December 31	Full Period

Class A common stock price per share:
High	$17.75	$16.95	$16.76	$17.75
Low	$15.54	$14.98	$15.60	$14.98

Class A and Class B dividends paid per share	$0.24	$0.24	$0.24	$0.72

          There were 11,794 holders of record of Class A common stock and three holders of record of Class B common stock on February 23, 2007.

          On February 16, 2007, the Board of Directors authorized a quarterly cash dividend of $0.24 to shareholders of record on March 15, 2007 that will be paid on or about March 26, 2007.

Equity Compensation Plan Information

          The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
Stock options	1,715,300	$13.14	4,266,380
Restricted stock units	1,087,138	N/A	Same as above

Equity compensation plans not approved by security holders	None	N/A	None

Total	2,802,438	$13.14	4,266,380

Item 6.  Selected Financial Data

          The following table sets forth our selected financial data for the eight month transition period ended December 31, 2006 and each of the five fiscal years in the period ended April 30, 2006. The selected financial data as of December 31, 2006, April 30, 2006 and April 30, 2005 and for the eight month transition period ended December 31, 2006 and fiscal years ended April 30, 2006, April 30, 2005 and April 30, 2004 have been derived from the audited consolidated financial statements included elsewhere in this Transition Report. The selected financial data as of April 30, 2004, April 30, 2003 and April 30, 2002 and for the fiscal years ended April 30, 2003 and April 30, 2002 have been derived from our audited consolidated financial statements, which are not included in this Transition Report.  You should read the selected financial data in conjunction with our consolidated financial statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Transition Report.

	T 2006	2006	2005	2004	2003	2002

Financial Highlights:
Net revenues	$262.9	$400.1	$366.4	$374.9	$374.3	$409.6
Operating income	$39.2	$70.5	$50.3	$73.6	$26.6	$44.7
Income from continuing operations	$31.6	$47.0	$37.8	$49.6	$16.1	$37.7
Net income (loss) (1)	$31.6	$47.0	$39.1	$48.2	$(19.5)	$38.9
Earnings per share from continuing operations, diluted	$0.44	$0.67	$0.54	$0.72	$0.22	$0.51
Earnings (loss) per share, diluted	$0.44	$0.67	$0.56	$0.70	$(0.28)	$0.53
Dividends paid per share	$0.72	$0.72	$0.36	$0.16	N/A	N/A
Cash and short-term investments	$248.2	$280.9	$258.1	$273.3	$271.1	$293.8
Total assets	$453.3	$479.4	$441.4	$454.3	$432.2	$491.0
Total debt	$6.7	$7.2	$8.0	$8.7	$9.9	$9.9
Total stockholders’ equity	$385.7	$396.2	$375.5	$353.1	$337.4	$385.1

(1)

Included in our net income (loss) was the operating results of our discontinued operations, The World and the XFL, and their respective estimated shutdown costs, which totaled approximately $0, $0, $1.4, ($1.4), ($35.6) and ($0.3) during T 2006, fiscal 2006, 2005, 2004, 2003 and 2002, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

Background

          Due to the change to a calendar year end, we have established an eight month transition period from May 1, 2006 through December 31, 2006.  The results from the 2006 eight month transition period (“T 2006”) are compared to the previously issued results for the twelve month period ended April 30, 2006 (“2006”) in the following analysis.  Due the difference in the time periods involved, the periods are not readily comparable and as such we have removed the ‘better/worse’ column from the analysis for these periods.  Certain unaudited information on the comparable eight month period ended December 31, 2005 is included in footnote 3 of the Notes to Consolidated Financial Statements.

          In fiscal 2006 we expanded the number of our reportable segments to four in order to better reflect the manner in which management analyzes the performance of our Company, including our digital media businesses and the production of feature films.  We have also reclassified certain other operations between the reportable segments.  All prior year information has been adjusted to reflect the current presentation.  The following analysis outlines all material activities contained within each segment.

Live and Televised Entertainment

•

Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of advertising and sponsorships, and fees for viewing our pay-per-view and video on demand programming.

Consumer Products

• Revenues consist principally of sales of WWE produced home videos, magazine publishing, and royalties or license fees related to various WWE themed products such as video games, toys and books.

Digital Media

• Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and the sale of various broadband and mobile content.

WWE Films

•

Consists of the production and distribution of filmed entertainment featuring our Superstars. Although two feature films were released in the 2006 transition period, no revenues have been recorded to date as we do not participate in revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.

          We provide updated information on the key drivers of our business including live event attendance, pay-per-view buys, home video shipments, website traffic, and online merchandise sales on a monthly basis on our corporate website http://corporate.wwe.com. Such information is not incorporated herein by reference.

Results of Operations

          Eight Month Transition Period Ended December 31, 2006 compared to Twelve Month Fiscal Year Ended April 30, 2006
          (dollars in millions)

Summary

Net Revenues	T 2006	2006

Live and Televised Entertainment	$183.0	$290.8
Consumer Products	59.2	86.4
Digital Media	20.7	22.9
WWE Films	—	—

Total	$262.9	$400.1

Cost of Revenues	T 2006	2006

Live and Televised Entertainment	$114.9	$178.6
Consumer Products	28.7	34.4
Digital Media	13.5	14.2
WWE Films	—	—

Total	$157.1	$227.2

Profit contribution margin	40%	43%

Operating Income:	T 2006	2006

Live and Televised Entertainment	$57.0	$93.9
Consumer Products	26.9	46.4
Digital Media	3.8	2.9
WWE Films	(1.1)	(1.3)
Corporate	(47.4)	(71.4)

Total operating income	$39.2	$70.5

Income from continuing operations	$31.6	$47.0

          Our eight month 2006 transition period results were positively impacted by several factors.  In our Live and Televised Entertainment segment, our live events reflected strong North American attendance and corresponding sales of merchandise at these events.  In our Consumer Products segment, our home video business continued to surpass previous shipment records as the number of DVDs shipped in the eight month transition period exceeded shipments for the entire twelve month fiscal 2006 period. These positive factors were offset, in part, by the absence of $13.7 million of domestic cable advertising sales in our Live and Televised Entertainment segment, due to our agreement with the USA Network.

          Revenues derived from international sources represented 23% and 24% of total net revenues in the 2006 transition period and fiscal 2006, respectively.

          Additional details regarding these summary results follow below.

          The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment	T 2006	2006

Live events	$52.3	$75.0
Number of North American events	212	248
Average North American attendance	4,860	4,990
Average North American ticket price (dollars)	$35.53	$37.34
Number of international events	34	52
Average international attendance	8,290	9,160
Average international ticket price (dollars)	$68.47	$69.18
Venue merchandise	$12.1	$14.7
Domestic per capita spending (dollars)	$10.89	$10.57
Pay-per-view	$53.4	$94.8
Number of pay-per-view events	11	16
Number of buys from pay-per-view events	3,287,300	6,241,100
Average revenue per buy (dollars)	$15.46	$14.96
Domestic retail price, excluding WrestleMania (dollars)	$39.95	$34.95
Advertising	$4.5	$22.6
Sponsorship revenues	$0.5	$2.8
Television rights fees
Domestic	$38.0	$53.0
International	$20.7	$28.5
Other	$2.0	$2.2

Total	$183.0	$290.8

Ratings
Average weekly household ratings for Raw	3.9	4.0
Average weekly household ratings for SmackDown	2.4	2.8
Average weekly household ratings for ECW	1.9	—

Cost of Revenues-Live and Televised Entertainment	T 2006	2006

Live events	$40.9	$56.9
Venue merchandise	8.1	10.6
Pay-per-view	19.3	42.2
Advertising	(0.1)	6.8
Television	40.4	53.8
Other	6.3	8.1

Total	$114.9	$178.4

Profit contribution margin	37%	39%

          Live events revenue reflects approximately $36.6 million for North American events and $15.7 million for international events in the 2006 transition period as compared to $46.7 million for North American events and $28.3 for international events in fiscal 2006. During the 2006 transition period, average attendance at our North American events was approximately 4,900 while average attendance at our international events was 8,300.  This compares to fiscal 2006 North American average attendance of approximately 5,000 and average international attendance of 9,200. We produced 38 Extreme Championship Wrestling (“ECW”) branded events in the transition period which had an average attendance of 1,100 and an average ticket price of approximately $25.00.  ECW events were held in smaller venues which generated lower attendance and revenues per event as compared to our Raw and SmackDown brands. Going forward, ECW’s live events will be combined with SmackDown until the brand is large enough to tour independently. Excluding our ECW events, North American average attendance was approximately 5,700 in the transition period, or a 14% increase from fiscal 2006.  The live events profit contribution margin was 22% in the eight month transition period as compared to 24% in the twelve month fiscal 2006 period. This decline in profit contribution was due, in part, to the costs associated with the production of the ECW events in the transition period.

          Venue merchandise revenues in transition 2006 were positively impacted by the increase in North American average attendance as the per capita spending dollars for venue sales were consistent with fiscal 2006.  The venue merchandise profit contribution margin was 33% in the eight month transition period as compared to 28% in the twelve month fiscal 2006 period.  This increase in profit margin reflects a reduction in building rental costs in the 2006 transition period.

          Pay-per-view revenue reflects approximately 3.3 million buys in the 2006 transition period as compared to 6.2 million buys in fiscal 2006.  The domestic retail price of our pay-per-view events was increased from $34.95 to $39.95 in July 2006, representing our first increase in retail price in more than four years.  The average number of buys reported for the ten events that occurred in both the 2006 transition period and fiscal 2006 were 300,000 and 325,000, respectively. This decline in the number of buys was offset, in part, by the increased domestic retail price. International buys, which carry a lower price per buy, represented 39% of total buys during the transition period as compared to 37% of total buys in fiscal 2006.  The pay-per-view profit contribution margin was 64% in the eight month transition period as compared to 55% in the twelve month fiscal 2006 period.  The fiscal 2006 period included an investment in global marketing campaigns in support of our pay-per-view programming which consequently reduced the profit margin.

          Advertising revenues in the current transition period include sales of advertising on our Canadian television programs and various sponsorship packages that totaled approximately $4.5 million. Under the terms of our domestic cable distribution agreement with USA Network, which began in October 2005, we no longer sell or participate in any domestic cable advertising.  The decrease in advertising cost of revenues reflects the absence of costs associated with selling domestic cable advertising in the transition period.

          Domestic television rights fees in the 2006 transition period reflect payments received for our ECW program on the SCI FI Channel that were not included in fiscal 2006. International rights fees for the 2006 transition period are consistent with rights fees received in fiscal 2006.  The television profit contribution margin was 31% in the eight month transition period as compared to 34% in fiscal 2006.  This reduction is due, in part, to an overall increase in the costs incurred to produce televised events, including additional direct costs for the production of our weekly ECW television program.

          The following chart provides performance results and key drivers for our Consumer Products segment:

Revenues- Consumer Products	T 2006	2006

Licensing	$14.7	$32.2
Magazine publishing	$8.5	$11.1
Net units sold	2,793,600	4,096,700
Home video	$35.5	$42.6
Gross DVD units shipped	3,283,800	2,883,200
Other	$0.5	$0.5

Total	$59.2	$86.4

Cost of Revenues-Consumer Products	T 2006	2006

Licensing	$3.8	$8.5
Magazine publishing	6.8	6.9
Home video	17.8	18.6
Other	0.3	0.4

Total	$28.7	$34.4

Profit contribution margin	52%	60%

          Licensing revenues in the 2006 transition period reflect approximately $5.0 million in the toy category, $2.9 million in the videogame category and $3.3 million related to novelties and apparel.  In fiscal 2006, revenues reflected approximately $8.5 million in the toy category, $14.5 million in the videogame category and $4.5 million related to novelties and apparel. Videogame revenue is dependent upon the release schedule of new games and licensees reporting results to us.  Fiscal 2006 reflects revenues from two new titles released as compared to no revenues reported for new releases in the transition period.  Revenues from our latest videogame release will be reported in 2007. Licensing cost of revenue consists primarily of talent royalties and agent commissions paid to our licensing agents.  The licensing profit contribution margin was 74% in both the eight month 2006 transition period and the twelve month fiscal 2006 period.

          In July 2006, we began publishing a new magazine titled WWE Magazine that replaced our two former magazines, Raw and SmackDown.  Including magazine special issues, we published sixteen issues in the 2006 transition period as compared to thirty-two issues in fiscal 2006.  The magazine publishing profit contribution margin was 20% in the eight month transition period as compared to 38% in the twelve month fiscal 2006 period.  The decline in the profit contribution margin reflects our increased editorial and content costs associated with producing our new WWE Magazine.

          Home video revenue reflects the sale of approximately 3.3 million gross DVD units in the 2006 transition period as compared to 2.9 million gross units in fiscal 2006.  Included in the successful titles released in the 2006 transition period was WrestleMania 22, which shipped approximately 425,000 gross units, representing our largest selling DVD release in our history.   The increase in home video costs is primarily due to the increased volume of home video sales in the transition period, reflecting higher duplication and distribution fees. The home video profit contribution margin was 50% in the 2006 transition period as compared to 56% in fiscal 2006, reflecting a decline in the sell-through percentage in the transition period.

          The following chart provides performance results and key drivers for our Digital Media segment:

Revenues- Digital Media	T 2006	2006

WWE.com	$7.3	$9.7
WWEShop	$13.0	$12.1
Average revenues per order (dollars)	$53.24	$53.42
Other	$0.4	$1.1

Total	$20.7	$22.9

Cost of Revenues-Digital Media	T 2006	2006

WWE.com	$4.3	$5.2
WWEShop	8.5	7.8
Other	0.7	1.2

Total	$13.5	$14.2

Profit contribution margin	35%	38%

          WWE.com revenue in the 2006 transition period reflects approximately $5.5 million in advertising revenues as compared to $7.3 million in fiscal 2006.  Revenues for other internet based operations in the transition period, including webcasts of pay-per-view events, subscription based content and wireless content were $1.8 million as compared to $2.4 million in fiscal 2006.  The WWE.com profit contribution margin was 41% in the 2006 transition period as compared to 46% in fiscal 2006. The reduction in the profit margin in the transition period reflects higher content based expenses.

          WWEShop revenue in the 2006 transition period reflects approximately 244,000 customer orders as compared to approximately 226,000 orders received in the twelve month period of fiscal 2006.  The sale of exclusive WWEShop packages and an increase in the category offerings available on WWEShop contributed to the increase in the number of orders.  The WWEShop profit contribution margin was 35% in the 2006 transition period as compared to 36% in fiscal 2006.

          WWE FILMS

          During the eight month 2006 transition period we released two feature films, See No Evil and The Marine, to theaters in widespread distribution.  See No Evil was released domestically in theaters in May 2006 and on DVD in November 2006. The Marine was released domestically in theaters in October 2006 and on DVD in January 2007, subsequent to year end. During the 2006 transition period we incurred approximately $16.9 million in capitalized production costs for our third feature film, The Condemned, which is scheduled for release in April 2007.  As of December 31, 2006 we have recorded approximately $53.6 million in capitalized feature film production costs. We do not participate in any revenues associated with these film projects until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.  Accordingly, no revenues have been recorded in the 2006 transition period.

          The following chart reflects the amounts of certain significant overhead items:

Selling, General & Administrative Expenses	T 2006	2006

Staff related	$29.9	$44.7
Legal, accounting and other professional	6.1	10.9
Stock compensation	4.8	4.7
Advertising and promotion	3.4	5.2
Bad debt	(1.6)	0.5
All other	18.4	25.9

Total SG&A	$61.0	$91.9

SG&A as a percentage of net revenues	23%	23%

          Legal and accounting fees were reduced in the transition period based on the number of active cases in litigation and a reduction in the cost of Sarbanes-Oxley compliance.  The fiscal 2006 amount of legal and other professional expenses included a $2.1 million benefit for net positive legal settlements.  Bad debt expense in the transition period reflects the reversal of previously reserved accounts for which we expect to recover.

	T 2006	2006

Depreciation and amortization	$5.6	$10.5

          Depreciation and amortization expense has declined as the amount of capitalized property, plant and equipment and film libraries that became fully depreciated and amortized continued to increase.

	T 2006	2006

Investment income	$6.4	$7.4

          Investment income in the transition period has increased based on higher short term interest rates and decreases in realized investment losses.

	T 2006	2006

Interest expense	$0.4	$0.6

	T 2006	2006

Other income, net	$0.9	$0.6

Provision for Income Taxes	T 2006	2006

Provision	$14.5	$30.9
Effective tax rate	31%	40%

          The transition period effective tax rate is lower than historical rates due to increased tax-exempt interest, increased tax benefits from domestic production activities and the favorable settlement of income tax examinations. In addition, the effective tax rate for fiscal 2006 was higher than historical rates primarily due to realized capital losses and an increase in state and local taxes.

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

          The increase in net revenues and operating income for fiscal 2006 principally reflected additional pay-per-view buys in our Live and Televised Entertainment segment and the growth of our licensing and home video businesses in our Consumer Products segment.  Also, the revenues associated with WWEShop, our internet based storefront, more than doubled from the fiscal 2005, which drove the increase in the Digital Media segment.  These increases were offset, in part, by the absence of $17.5 million from domestic cable advertising sales in our Live and Televised Entertainment segment, due to our agreement with the USA Network. Revenues derived from international sources represented 24% of total net revenues in both fiscal 2006 and fiscal 2005.

          Additional details regarding these summary results follow below.

          The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment	2006	2005	better (worse)

Live events	$75.0	$78.7	(5)%
Number of North American events	248	276	(10)%
Average North American attendance	4,990	4,250	17%
Average North American ticket price (dollars)	$37.34	$38.61	(3)%
Number of international events	52	49	6%
Average international attendance	9,160	9,070	1%
Average international ticket price (dollars)	$69.18	$74.53	(7)%
Venue merchandise	$14.7	$12.8	15%
Domestic per capita spending (dollars)	$10.57	$9.54	11%
Pay-per-view	$94.8	$85.5	11%
Number of pay-per-view events	16	14	14%
Number of buys from pay-per-view events	6,241,100	5,280,800	18%
Average revenue per buy (dollars)	$14.96	$15.94	(6)%
Domestic retail price, excluding WrestleMania (dollars)	$34.95	$34.95	—
Advertising	$22.6	$43.7	(48)%
Sponsorship revenues	$2.8	$4.7	(40)%
Television rights fees
Domestic	$53.0	$53.2	—
International	$28.5	$24.8	15%
Other	$2.2	$0.8	175%

Total	$290.8	$299.5	(3)%

Ratings
Average weekly household ratings for Raw	4.0	3.7	8%
Average weekly household ratings for SmackDown	2.8	3.2	(13)%

Cost of Revenues-Live and Televised Entertainment	2006	2005	better (worse)

Live events	$56.9	$59.8	5%
Venue merchandise	10.6	8.4	(26)%
Pay-per-view	42.2	36.3	(16)%
Advertising	6.8	14.6	53%
Television	53.8	53.9	—
Other	8.3	8.8	6%

Total	$178.6	$181.8	2%

Profit contribution margin	39%	39%

          Live events revenue decreased primarily due to a lower average ticket price in fiscal 2006, specifically in international markets. This decline in revenues was offset, in part, by an increase in the average attendance.  In fiscal 2005 we began broadcasting our Raw and SmackDown shows from international locations at certain times during our international tours. We broadcasted four television shows from international locations with total attendance of approximately 35,000 and an average ticket price of $76.00 in fiscal 2006, as compared to six of these types of shows in fiscal 2005 with total attendance of approximately 77,000 and an average ticket price of approximately $90.00, which generated a decline in revenues in the current year of approximately $4.2 million.  The decrease in live events cost of revenues was primarily attributable to the production of 25 fewer events in fiscal 2006.

          Venue merchandise revenues increased due to higher domestic per capita spending dollars for venue sales.  The increase in venue merchandise cost of revenues was due to the volume and type of products sold at our live events in fiscal 2006.

          Pay-per-view revenues increased due to the recording of approximately 960,000 additional buys in fiscal 2006 as compared to fiscal 2005.  There were 16 pay-per-view events produced in fiscal 2006 as compared to 14 events in fiscal 2005. The two additional events comprised approximately 524,000 of the total additional buys generated in fiscal 2006.  International buys, which carry a lower price per buy, continued to rise, representing 37% of total buys during fiscal 2006 as compared to 30% of total buys in fiscal 2005.   The increase in pay-per-view cost of revenues is due, in part, to approximately $3.2 million of costs related to the production of the two additional events in fiscal 2005, as well as an investment in global marketing campaigns in support of our pay-per-view business and the WWE brand.

          Advertising revenues decreased due to our domestic cable distribution agreement whereby our Raw program and a one-hour weekend Raw branded program air on USA Network.  Under the terms of this agreement, we no longer sell or participate in any advertising revenue generated by these programs.  We receive rights fees from USA Network similar to those received from SpikeTV, which aired Raw until October 2005.  Advertising revenues in fiscal 2006 also include sales of advertising on our Canadian television programs and various sponsorship packages that totaled approximately $8.9 million.  The decrease in advertising cost of revenues reflects the absence of costs associated with selling domestic cable advertising for seven months of fiscal 2006.

          The increase in international rights fees for the current year is primarily due to increased revenues generated in India and South Korea.

          The following chart provides performance results and key drivers for our Consumer Products segment:

Revenues- Consumer Products	2006	2005	better (worse)

Licensing	$32.2	$20.9	54%
Magazine publishing	$11.1	$12.2	(9)%
Net units sold	4,096,700	4,058,200	1%
Home video	$42.6	$20.1	112%
Gross DVD units shipped	2,883,200	1,868,400	54%
Other	$0.5	$0.7	(29)%

Total	$86.4	$53.9	60%

Cost of Revenues-Consumer Products	2006	2005	better (worse)

Licensing	$8.5	$6.4	(33)%
Magazine publishing	6.9	7.2	4%
Home video	18.6	9.2	(102)%
Other	0.4	0.5	20%

Total	$34.4	$23.3	(48)%

Profit contribution margin	60%	57%

          Licensing revenues increased primarily due to a $4.2 million increase in the toy category and a $4.1 million increase in the multimedia game category.  In fiscal 2006 our SmackDown vs. Raw 2006 video game was released and sold approximately 2.9 million gross units on the PSP and PS2 platforms.  Licensing revenues include $1.3 million in music revenues in fiscal 2006 as compared to $0.8 million in fiscal 2005. The increase in licensing cost of revenues, consisting primarily of talent royalties and agent commissions paid to our licensing agents, reflects the higher licensing revenues in fiscal 2006.  Our talent payout percentage varies as the mix of royalty bearing products sold by our licensees varies from period to period.

          Magazine publishing revenues decreased primarily due to a decline in the newsstand copies sold in fiscal 2006 as compared to fiscal 2005.  Special magazines published in the prior year included a two-part retrospective surrounding the history of WrestleMania.

          Home video revenues increased due to the 48% increase in gross units sold combined with an approximate $3.70 increase in the per unit sales price of DVDs. Fiscal 2006 included the release of several multi-disc titles including WrestleMania 21, Tombstone: The History of the Undertaker and Bret the Hitman Hart: The Best There Is…The Best There Was…The Best There Ever Will Be.  Also released in fiscal 2006 was WrestleMania: The Complete Anthology box set, a 21 disc retrospective with a $279.95 suggested retail price and sets of the WrestleMania Anthology broken into five-year series.  The increase in home video costs was primarily due to the increased volume of home video sales in fiscal 2006, reflecting duplication and distribution fees.

          The following chart provides performance results and key drivers for our Digital Media segment:

Revenues- Digital Media	2006	2005	better (worse)

WWE.com	$9.7	$7.8	24%
WWEShop	$12.1	$4.5	169%
Average revenues per order (dollars)	$53.42	$47.78	12%
Other	$1.1	$0.7	57%

Total	$22.9	$13.0	76%

Cost of Revenues-Digital Media	2006	2005	better (worse)

WWE.com	$5.2	$3.5	(49)%
WWEShop	7.8	3.7	(111)%
Other	1.2	1.0	(20)%

Total	$14.2	$8.2	(73)%

Profit contribution margin	38%	37%

          The increase in WWE.com revenues reflects a $1.5 million increase in advertising revenues as compared to fiscal 2005.  Also, revenues associated with other internet based operations, including webcasts of pay-per-view events and subscription based content, increased by approximately $0.4 million in fiscal 2006.  The increase in WWE.com cost of sales is primarily due to higher streaming related expenses, based on a larger portion of our content being distributed through streaming videos.

          The increase in WWEShop revenues reflects an approximate 140% growth in the number of customer orders to approximately 226,000 orders in fiscal 2006.  The additional revenues generated in fiscal 2006 reflect an increase in the average order price by $5.64. The category offerings were also increased to better appeal to a wider array of consumers and the sale of exclusive WWEShop packages also contributed to the increased revenues.  The increase in WWEShop cost of revenues is directly correlated to the increase in orders processed in fiscal 2006, reflecting an increase in the costs of materials and fulfillment as compared to fiscal 2005.

          The following chart reflects the amounts and percent change of certain significant overhead items:

Selling, General & Administrative Expenses	2006	2005	better (worse)

Staff related	$44.7	$41.2	(8)%
Legal, accounting and other professional	10.9	16.1	32%
Advertising and promotion	5.2	6.3	17%
Stock compensation	4.7	4.1	(1)%
Bad debt	0.5	0.7	29%
All other	25.9	22.6	(15)%

Total SG&A	$91.9	$91.0	(1)%

SG&A as a percentage of net revenues	23%	25%

          Staff related expenses increased, in part, due to accrued employee incentive bonus payments that are linked to our achievement of certain performance thresholds. Professional fees decreased due to a reduction in the cost of Sarbanes-Oxley compliance and $2.1 million of net positive legal settlements in fiscal 2006. Stock compensation expense primarily relates to the amortization of restricted stock grants issued to employees under our 1999 Long-Term Incentive Plan (“LTIP”).

	2006	2005	better (worse)

Depreciation and amortization	$10.5	$11.9	12%

          Depreciation and amortization expense declined as the amount of capitalized property, plant and equipment that became fully depreciated in fiscal 2006 exceeded the depreciation associated with capital additions in fiscal 2005.

	2006	2005	better (worse)

Investment income	$7.4	$5.4	37%

          The increase in investment income reflects higher short term interest rates.

	2006	2005	better (worse)

Interest expense	$0.6	$0.6	—

	2006	2005	better (worse)

Other income, net	$0.6	$1.3	(54)%

Provision for Income Tax	2006	2005

Provision	$30.9	$18.6
Effective tax rate	40%	33%

          The rise in the effective tax rate for fiscal 2006 was primarily due to realized capital losses and an increase in state and local taxes.  In addition, the effective tax rate in fiscal 2005 was lower primarily due to the release of a valuation allowance no longer necessary upon the assignment of the lease of The World to a third party and other state tax benefits.

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

          In fiscal 2005, net revenues decreased due to lower pay-per-view buys and advertising revenues, partially offset by an increase in live events revenues and television rights fees.   Revenues from international sources represented 24% of total net revenue in fiscal 2005 as compared to 17% in fiscal 2004.

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

          Additional details regarding these summary results follow below.

          The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment	2005	2004	better (worse)

Live events	$78.7	$69.7	13%
Number of North American events	276	297	(7)%
Average North American attendance	4,250	4,550	(7)%
Average North American ticket price (dollars)	$38.61	$36.23	7%
Number of international events	49	32	53%
Average international attendance	9,070	9,270	(2)%
Average international ticket price (dollars)	$74.53	$64.56	15%
Venue merchandise	$12.8	$12.7	1%
Domestic per capita spending (dollars)	$9.54	$8.96	6%
Pay-per-view	$85.5	$95.3	(10)%
Number of pay-per-view events	14	12	17%
Number of buys from pay-per-view events	5,280,800	5,604,000	(6)%
Average revenue per buy (dollars)	$15.94	$17.16	(7)%
Domestic retail price, excluding WrestleMania (dollars)	$34.95	$34.95	—
Advertising	$43.7	$59.5	(27)%
Sponsorship revenues	$4.7	$6.8	(31)%
Television rights fees
Domestic	$53.2	$48.3	10%
International	$24.8	$22.8	9%
Other	$0.8	$0.5	60%
Ratings
Average weekly household ratings for Raw	3.7	3.8	(3)%
Average weekly household ratings for SmackDown	3.2	3.3	(3)%

Total	$299.5	$308.8	(3)%

Cost of Revenues-Live and Televised Entertainment	2005	2004	better (worse)

Live events	$59.8	$51.9	(15)%
Venue merchandise	8.4	8.6	2%
Pay-per-view	36.3	36.0	(1)%
Advertising	14.6	22.5	35%
Television	53.9	50.6	(7)%
Other	8.8	10.2	14%

Total	$181.8	$179.8	(1)%

Profit contribution margin	39%	42%

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

          Advertising revenues decreased due to a modification of our television distribution agreement with UPN. In October 2003, UPN began selling all advertising inventory for our SmackDown broadcasts and paying us a rights fee.  This arrangement accounted for a decrease of approximately $9.4 million in advertising revenue in fiscal 2005, partially offset by an increase in television rights fees of $7.1 million. This arrangement also resulted in lower cost of revenues and yielded a higher profit margin.

          The increase in the domestic rights fees for fiscal 2005 is derived from rights fee paid to us under our modified arrangement with UPN as discussed above, partially offset by a $2.2 million decrease in executive producer fees for a feature film starring Superstar The Rock that did not recur in fiscal 2005.

          The following chart provides performance results and key drivers for our Consumer Products segment:

Revenues- Consumer Product	2005	2004	better (worse)

Licensing	$20.9	$21.8	(4)%
Magazine publishing	$12.2	$10.7	14%
Net units sold	4,058,200	4,312,200	(6)%
Home video	$20.1	$21.4	(6)%
Gross DVD units shipped	1,868,400	1,520,200	23%
Other	$0.7	$0.8	(13)%

Total	$53.9	$54.7	(1)%

Cost of Revenues-Consumer Products	2005	2004	better (worse)

Licensing	$6.4	$(2.0)	(420)%
Magazine publishing	7.2	7.3	1%
Home video	9.2	9.5	3%
Other	0.5	0.4	(25)%

Total	$23.3	$15.2	53%

Profit contribution margin	57%	72%

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

          The following chart provides performance results and key drivers for our Digital Media segment:

Revenues- Digital Media	2005	2004	better (worse)

WWE.com	$7.8	$5.6	39%
WWEShop	$4.5	$4.9	(8)%
Average revenues per order (dollars)	$47.78	$42.88	11%
Other	$0.7	$0.9	(22)%

Total	$13.0	$11.4	14%

Cost of Revenues-Digital Media	2005	2004	better (worse)

WWE.com	$3.5	$3.2	(9)%
WWEShop	3.7	8.0	54%
Other	1.0	0.9	(11)%

Total	$8.2	$12.1	32%

Profit contribution margin	37%	(6)%

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

          The following chart reflects the amounts and percent change of certain significant overhead items:

Selling, General & Administrative Expenses	2005	2004	better (worse)

Staff related	$41.2	$42.5	3%
Legal, accounting and other professional	16.1	15.3	(5)%
Settlement of litigation, net	—	(5.9)	NA
Advertising and promotion	6.3	6.8	7%
Stock Compensation	4.1	3.7	(11)%
Bad debt	0.7	(2.3)	(130)%
All other	22.6	21.7	(4)%

Total SG&A	$91.0	$81.8	(11)%

SG&A as a percentage of net revenues	25%	22%

          In fiscal 2004, we received a favorable legal settlement of approximately $5.9 million.  The $2.3 million negative amount of bad debt expense in fiscal 2004 was due to a payment received from a pay-per-view service provider that had been fully reserved in the prior year.

          Stock compensation expense relates to our restricted stock program. During 2004, we completed an exchange offer that gave all active employees and independent contractors who held stock options with a grant price of $17.00 or higher the ability to exchange their options, at a 6 to 1 ratio, for restricted stock units. This exchange resulted in a total compensation charge of approximately $6.7 million, of which approximately $2.0 million was recorded in fiscal 2004, approximately $3.6 million was recorded in fiscal 2005 and approximately $1.1 million was recorded in fiscal 2006.  The remaining charge of approximately $0.5 million in fiscal 2005 reflects the amortization of restricted stock grants issued to employees under our 1999 Long-Term Incentive Plan (“LTIP”).

          Also in 2004, we granted 178,000 restricted stock units at $9.60 per share.  Such issuances were granted to officers and employees under our LTIP.  Although originally scheduled to amortize over a seven year vesting period, an earnings target was set such that if achieved during the vesting period, the unvested restricted stock units would vest.  Such target was met in respect of fiscal 2004 and we recorded a $1.7 million charge in fiscal 2004 for the immediate vesting of the remaining restricted stock units.

	2005	2004	better (worse)

Depreciation and amortization	$11.9	$12.4	4%

	2005	2004	better (worse)

Investment income	$5.4	$5.9	(8)%

          The decrease in investment income relates to realized losses recognized with the sale of certain investments during fiscal 2005.

	2005	2004	better (worse)

Interest expense	$0.6	$0.8	25%

	2005	2004	better (worse)

Other income, net	$1.3	$1.3	—

Provision for Income Taxes	2005	2004

Provision	$18.6	$30.4
Effective tax rate	33%	38%

          The decrease in the effective tax rate in fiscal 2005 was primarily due to the release of a valuation allowance no longer necessary upon the assignment of the lease of The World to a third party and other state tax benefits.

Liquidity and Capital Resources

          Cash flows provided by operating activities for the transition period ended December 31, 2006 and the fiscal years ended April 30, 2006, 2005 and 2004 were $22.3 million, $67.3 million, $16.5 million and $61.9 million, respectively.  The decline in cash flows provided by operating activities in the 2006 transition period reflects eight months of activity as compared to twelve months of activity in fiscal 2006 and a net increase in the amount of cash paid for feature films and previously accrued expenses.

          Cash flows provided by operating activities vary, in part, due to the timing of our productions for feature films.  We have released two feature films to date and have scheduled the domestic release of our third film for April 2007.  Cash flows used for feature film production were $17.5 million, $7.3 million, $28.3 million and $0.4 million for the 2006 transition period and the fiscal years ended April 30, 2006, 2005 and 2004, respectively. The estimated cash to be used in fiscal 2007 for feature film production costs is approximately $20 million. As of December 31, 2006, we have approximately $53.6 million in capitalized film production assets.

          Working capital, consisting of current assets less current liabilities, was $255.3 million, $285.2 million and $278.1 million as of December 31, 2006, April 30, 2006 and April 30, 2005, respectively.

          Cash flows used in investing activities for the transition period 2006 were $64.4 million.  Cash flows provided by investing activities for fiscal years 2006 and 2005 were $84.9 million and $15.8 million, respectively, and cash flows used in investing activities were $111.0 million in fiscal 2004.  In the 2006 transition period we purchased approximately $77.4 million of short term investments. As of February 23, 2007, we had approximately $162.5 million invested primarily in fixed income mutual funds and municipal bonds. Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.

          Capital expenditures for fixed asset projects were approximately $5.1 million, $9.4 million, $5.1 million and $5.3 million in transition 2006, fiscal 2006, 2005 and 2004, respectively.  We spent approximately $2.7 million, $0.9 million, $0.2 million and $1.6 million on the purchase of film library and other intangible assets in transition 2006, fiscal 2006, 2005 and 2004, respectively. Capital expenditures in fiscal 2006 included approximately $4.6 million for the purchase of land adjacent to our television studio. The $5.3 million in fiscal 2004 excluded approximately $20.1 million to purchase an aircraft on lease. Capital expenditures in 2007 are expected to be between $20 million and $25 million, reflecting significant projects related to television equipment, including the implementation of high definition broadcasting.  Additional projects include wireless content delivery and video management systems and building improvements.

          Cash flows used in financing activities for the 2006 transition period and the fiscal years ended April 30, 2006, 2005 and 2004 were $46.8 million, $33.5 million, $24.2 million and $30.9 million, respectively.  In the 2006 transition period, we paid three dividends, of $0.24 per share on all Class A and Class B common shares, for an aggregate amount of $51.0 million.  In fiscal 2006, we paid four dividends, including two dividends at a rate of $0.12 per share and two dividends at $0.24 per share on all Class A and Class B common shares, for an aggregate amount of $50.1 million.  This compares to dividends paid of $24.7 million in fiscal 2005 and $11.0 million in fiscal 2004. In February 2007, the Board of Directors authorized a quarterly dividend of $0.24 per share on all Class A and Class B common shares that is expected to be paid on or about March 26, 2007.  Assuming the same dividend rate and stock ownership, the estimated amount of dividends to be paid for the upcoming fiscal year is approximately $68.0 million.

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

•

Employment contract with Vincent K. McMahon, which runs through October 2008, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract.  Mr. McMahon is currently waiving all of his compensation under theses agreements, except for a salary of $850,000 per year beginning in 2007.

•

Employment contract with Linda E. McMahon, which runs through October 2007, with annual renewals thereafter if not terminated by us or Mrs. McMahon. Mrs. McMahon is currently waiving all of her compensation under theses agreements, except for a salary of $500,000 per year beginning in 2007.

•	Other employment contracts which are generally for one-to three-year terms.

•	Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.

          Our aggregate minimum payment obligations under these contracts as of December 31, 2006, assuming the continued waiver of compensation by Mr. and Mrs. McMahon, except for the annual salaries of $850,000 and $500,000, respectively, noted above, were as follows:

	Payments due by period

	12/31/07	2008 to 2010	2011 to 2012	After 2012	Total

	($ in millions)
Long-term debt (including interest thereon)	$1.3	$2.7	$2.7	$1.7	$8.4
Operating leases	1.0	1.3	1.2	1.7	5.2
Talent, employment agreements and other commitments	16.1	12.0	5.2	12.5	45.8

Total commitments	$18.4	$16.0	$9.1	$15.9	$59.4

Seasonality

          Our operating results are not materially affected by seasonal factors; however, our premier event, WrestleMania, historically occurred in our fourth fiscal quarter.  Due to our change in fiscal year end, beginning in calendar year 2007 WrestleMania will typically occur late in our first quarter or early in our second quarter.  In addition, revenues from our licensing and direct sale of consumer products, including our catalogs, magazines and internet sites, may vary from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuation in quarterly revenues and earnings.

Inflation

          During transition 2006 and the past three fiscal years, inflation has not had a material effect on our business.

Application of Critical Accounting Policies

Accounting Policies

          We believe the following are the critical accounting policies used in the preparation of our financial statements, as well as the significant judgments and estimates affecting the application of these policies.

•          Revenue Recognition

          Pay-per-view programming:

Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and any subsequent adjustments to the buys are recognized on a cash basis. As of December 31, 2006, our pay-per-view accounts receivable was $19.6 million. If our initial estimate is incorrect, it can result in significant adjustments to revenues in subsequent years.

          Sponsorships:

          Through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage and special appearances by our Superstars.  We follow the guidance of Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables, and assign the total sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair value.  Our relative fair values for the sponsorship elements are based upon a combination of historical prices and current advertising market conditions.  Revenue from these packages is recognized as each element is delivered.  If we do not accurately estimate the fair values of the various components of sponsorship packages, the timing of our income recognition would be impacted.  Sponsorship revenues totaled $0.5 million for the eight months ended December 31, 2006.

          Home video:

          Revenues from the sales of home video titles are recorded when shipped by our distributor to wholesalers/ retailers, net of an allowance for estimated returns.  The allowance for estimated returns is based on historical information and current industry trends. As of December 31, 2006, our home video returns allowance was $8.5 million.  If we do not accurately predict returns, we may have to adjust revenues in future periods.

          Magazine publishing:

          Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns.  We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current titles in relation to prior issue return rates.  As of December 31, 2006, our newsstand returns allowance was $4.1 million.  If we do not accurately predict returns, we may have to adjust revenues in future periods.

•          Feature films

          We capitalize costs of production and acquisition, including production overhead, as feature film production assets. These costs will be amortized to direct operating expenses in accordance with Statement of Position 00-2 Accounting by Producers or Distributors of Films. The costs for an individual film will be amortized and participation and residual costs will be accrued in the proportion that the current period’s revenues bear to management’s estimates of the ultimate revenue from exploitation, exhibition or sale of such film over a period not to exceed ten years from the date of initial release. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.  As of December 31, 2006, we have approximately $53.6 million in capitalized film production costs.

          We have performed an initial estimate of our ultimate revenue for our three completed projects, See No Evil, The Marine, and The Condemned, as well as the capitalized costs for various films in development, and believe no write-down is required at this time.

•          Allowance for Doubtful Accounts

          Our receivables represent a significant portion of our current assets.  We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible.  We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers.  Changes in the financial condition of significant customers, either adverse or positive, could impact the amount and timing of any additional allowances that may be required.  As of December 31, 2006, our allowance for doubtful accounts was $2.1 million.

•          Income Taxes

          We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  As such, we recognize the future impact of the difference between the financial statement and tax basis of assets and liabilities.  As of December 31, 2006, we have $8.7 million of net deferred tax assets on our balance sheet.  We record valuation allowances against deferred tax assets when management does not believe the future tax benefits are more likely than not to be realized. We also provide reserves when we believe that it is not probable that a tax position taken by the Company will be sustained if challenged.

Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for us on January 1, 2008, although early adoption is permitted.  We are currently assessing the potential effect of SFAS 157 on our financial statements.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for us on January 1, 2008, although we can chose to adopt it on January 1, 2007 if we also adopt SFAS 157 at that time.  We have not decided if we will early adopt SFAS 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

          In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We implemented SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for us on January 1, 2007.  We are currently assessing the potential effect of FIN 48 on our financial statements, but preliminary analysis shows the effect to be immaterial.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Transition Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Transition Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines;  (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks as we expand into new and complementary businesses such as feature films; (xv)  through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xvii) our Class A common stock has a relatively small public “float”.  The forward-looking statements speak only as of the date of this Transition Report and undue reliance should not be placed on these statements.

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

          Our investment portfolio consists primarily of fixed income mutual funds and municipal auction rate securities with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than one year. Due to the nature of our investments and our strategy to minimize market and interest rate risk, we believe that our portfolio would not be materially impacted by adverse fluctuations in interest rates.

Item 8.  Financial Statements and Supplementary Data

          The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None

Item 9A.  Controls and Procedures

          We have performed an evaluation under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our disclosure controls and procedures during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

          Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. We reviewed the results of management’s assessment with our Audit Committee.

          Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Transition Report on Form 10-K. Such report expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, Connecticut

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Deloitte & Touche LLP

Stamford, Connecticut
February 28, 2007

Item 9B. Other Information

None.

PART III

          The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

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

10.1B

Form of Agreement for Restricted Stock Units granted during 2003 under the LTIP (incorporated by reference to Exhibit 10.2B to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003).*

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

Amendment, dated June 23, 2006, to Employment Agreement with Vincent K. McMahon (incorporated by reference to Exhibit 10.2B to our Annual Report on Form 10-K for the fiscal year ended April 20, 2006). *

10.3	Booking Contract with Vincent K. McMahon, dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*

10.3A	Amendment, dated July 3, 2001, to Booking Contract with Vincent K. McMahon (incorporated by reference to Exhibit 10.3A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2001).*

10.4	Employment Agreement with Linda E. McMahon dated October 14, 1999 ((incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (No. 333-84327)).*

10.4A	Amendment, dated June 23, 2006, to Employment Agreement with Linda E. McMahon (incorporated by reference to Exhibit 10.4A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2006).*

10.5	Booking Contract with Linda E. McMahon, dated February 15, 2000 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*

10.6	World Wrestling Entertainment Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

10.7	World Wrestling Entertainment, Inc. Management Bonus Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2003 Annual Meeting of Stockholders, filed July 31, 2003).*

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

10.13	Agreement between WWF-World Wide Fund for Nature and Titan Sports, Inc. dated January 20, 1994 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-84327)).

10.14	Offer letter, dated May 10, 2005, between the Company and Michael Sileck (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed May 19, 2005).*

10.15	Offer letter, dated March 4, 2004, between the Company and John Laurinaitis (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2005). *

10.16	Offer letter, dated July 1, 2003, between the Company and Thomas Barreca (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2005).*

10.17	Employment Agreement with Joel Simon, dated as of May 20, 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed November 11, 2005). *

10.18	Employment Agreement with Frank G. Serpe, dated March 2, 2007 (filed herewith). *

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification by Frank G. Serpe pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon, Linda E. McMahon, and Frank G. Serpe pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: March 2, 2007	By:	/s/ VINCENT K. MCMAHON

Vincent K. McMahon
Chairman of the Board of Directors
(co-principal executive officer)

Dated: March 2, 2007	By:	/s/ LINDA E. MCMAHON

Linda E. McMahon
Chief Executive Officer
(co-principal executive officer)

Dated: March 2, 2007	By:	/s/ FRANK G. SERPE

Frank G. Serpe
Chief Financial Officer
(principal financial and accounting officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date

/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors	March 2, 2007
(co-principal executive officer)
Vincent K. McMahon

/s/ LINDA E. MCMAHON	Chief Executive Officer and Director	March 2, 2007
(co-principal executive officer)
Linda E. McMahon

/s/ MICHAEL SILECK	Chief Operating Officer and Director	March 2, 2007

Michael Sileck

/s/ LOWELL P. WEICKER Jr.	Director	March 2, 2007

Lowell P. Weicker Jr.

/s/ DAVID KENIN	Director	March 2, 2007

David Kenin

/s/ JOSEPH PERKINS	Director	March 2, 2007

Joseph Perkins

/s/ MICHAEL B. SOLOMON	Director	March 2, 2007

Michael B. Solomon

/s/ ROBERT A. BOWMAN	Director	March 2, 2007

Robert A. Bowman

WORLD WRESTLING ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Income Statements for the eight month period ended December 31, 2006 and the years ended April 30, 2006, April 30, 2005 and April 30, 2004	F-3

Consolidated Balance Sheets as of December 31, 2006, April 30, 2006 and April 30, 2005	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the eight month period ended December 31, 2006 and the years ended April 30, 2006, April 30, 2005 and April 30, 2004	F-5

Consolidated Statements of Cash Flows for the eight month period ended December 31, 2006 and the years ended April 30, 2006, April 30, 2005 and April 30, 2004	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II – Valuation and Qualifying Accounts	F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2006, April 30, 2006 and April 30, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and of cash flows for the eight month period ended December 31, 2006, and each of the three years in the period ended April 30, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, April 30, 2006 and April 30, 2005, and the results of its operations and its cash flows for the eight month period ended December 31, 2006 and each of the three years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Stamford, Connecticut
February 28, 2007

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED INCOME STATEMENTS
(dollars and shares in thousands, except per share data)

	For the 8 months ended December 31, 2006	For the years ended:

		April 30, 2006	April 30, 2005	April 30 2004

Net revenues	$262,937	$400,051	$366,431	$374,909
Cost of revenues	157,094	227,172	213,289	207,121
Selling, general and administrative expenses	61,043	91,867	90,975	81,845
Depreciation and amortization	5,557	10,472	11,874	12,363

Operating income	39,243	70,540	50,293	73,580

Investment income, net	6,440	7,390	5,362	5,906
Interest expense	421	587	642	767
Other income, net	884	553	1,346	1,275

Income before income taxes	46,146	77,896	56,359	79,994
Provision for income taxes	14,529	30,884	18,581	30,421

Income from continuing operations	31,617	47,012	37,778	49,573

Income (loss) from discontinued operations, net of tax expense (benefit) of $23, $737 and $(722) for 2006, 2005 and 2004, respectively	—	35	1,369	(1,381)

Net income	$31,617	$47,047	$39,147	$48,192

Earnings per share - Basic:
Continuing operations	$0.45	$0.68	$0.55	$0.72
Discontinued operations	0.00	0.00	0.02	(0.02)

Net income	$0.45	$0.68	$0.57	$0.70

Earnings per share - Diluted:
Continuing operations	$0.44	$0.67	$0.54	$0.72
Discontinued operations	0.00	0.00	0.02	(0.02)

Net income	$0.44	$0.67	$0.56	$0.70

Shares used in per share calculations:
Basic	70,899	69,361	68,617	68,621
Diluted	71,596	70,176	69,376	69,036

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2006	As of: April 30, 2006	April 30, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,267	$175,203	$56,568
Short-term investments	161,889	105,655	201,487
Accounts receivable, net	52,113	67,775	61,901
Inventory, net	3,049	1,788	1,057
Prepaid expenses and other current assets	13,334	11,140	15,191
Assets of discontinued operations	469	457	544

Total current assets	317,121	362,018	336,748

PROPERTY AND EQUIPMENT, NET	67,972	67,570	66,638
FEATURE FILM PRODUCTION ASSETS	53,560	36,094	28,771
INTANGIBLE ASSETS, NET	3,328	1,461	2,608
OTHER ASSETS	11,304	12,247	6,640

TOTAL ASSETS	$453,285	$479,390	$441,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$862	$817	$756
Accounts payable	14,909	19,826	15,669
Accrued expenses and other liabilities	25,535	36,017	21,151
Deferred income	20,166	19,874	20,843
Liabilities of discontinued operations	302	294	254

Total current liabilities	61,774	76,828	58,673

LONG-TERM DEBT	5,800	6,381	7,198
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 23,283,916 and 22,843,435 and 21,167,092 shares issued as of December 31, 2006, April 30, 2006 and 2005, respectively)	233	229	212
Class B common stock: ($.01 par value; 60,000,000 shares authorized; 47,713,563 shares issued as of December 31, 2006, April 30, 2006 and 2005, respectively)	477	477	477
Additional paid-in capital	286,985	277,693	254,716
Accumulated other comprehensive income (loss)	666	355	(908)
Retained earnings	97,350	117,427	121,037

Total stockholders’ equity	385,711	396,181	375,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,285	$479,390	$441,405

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(dollars and shares in thousands)

					Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income
	Common Stock		Treasury Stock
							Retained Earnings
	Shares	Amount	Shares	Amount				Total

Balance, May 1, 2003	72,996	$730	2,578	$(30,569)	$297,315	$243	$69,634	$337,353
Comprehensive income:
Net income	—	—	—	—	—	—	48,192	48,192
Translation adjustment	—	—	—	—	—	(203)	—	(203)
Unrealized holding loss, net of tax	—	—	—	—	—	(1,160)	—	(1,160)

Total comprehensive income								46,829
Retirement of treasury stock	(4,616)	(46)	(4,616)	49,712	(49,666)	—	—	—
Stock issuances (repurchases), net	27	—	2,038	(19,143)	5	—	—	(19,138)
Exercise of stock options	24	—	—	—	305	—	—	305
Tax benefit from exercise of stock options	—	—	—	—	2	—	—	2
Dividends paid	—	—	—	—	—	—	(10,954)	(10,954)
Dividends declared, not yet paid	—	—	—	—	—	—	(4,106)	(4,106)
Stock compensation costs	—	—	—	—	2,814	—	—	2,814

Balance, April 30, 2004	68,431	684	—	—	250,775	(1,120)	102,766	353,105

Comprehensive income:
Net income	—	—	—	—	—	—	39,147	39,147
Translation adjustment	—	—	—	—	—	932	—	932
Unrealized holding loss, net of tax	—	—	—	—	—	(1,364)	—	(1,364)
Reclassification adjustment for losses realized in net income, net of tax	—	—	—	—	—	644	—	644

Total comprehensive income								39,359
Stock issuances (repurchases), net	376	4	—	—	(1,195)	—	—	(1,191)
Exercise of stock options	74	1	—	—	704	—	—	705
Tax benefit from exercise of stock options	—	—	—	—	81	—	—	81
Dividends paid	—	—	—	—	267	—	(20,876)	(20,609)
Stock compensation costs	—	—	—	—	4,084	—	—	4,084

Balance, April 30, 2005	68,881	689	—	—	254,716	(908)	121,037	375,534

Comprehensive income:
Net income	—	—	—	—	—	—	47,047	47,047
Translation adjustment	—	—	—	—	—	1,320	—	1,320
Unrealized holding loss, net of tax	—	—	—	—	—	(1,185)	—	(1,185)
Reclassification adjustment for losses realized in net income, net of tax	—	—	—	—	—	1,128	—	1,128

Total comprehensive income								48,310
Stock issuances (repurchases), net	284	3	—	—	(814)	—	—	(811)
Exercise of stock options	1,392	14	—	—	16,809	—	—	16,823
Tax benefit from exercise of stock options	—	—	—	—	1,695	—	—	1,695
Dividends paid	—	—	—	—	593	—	(50,657)	(50,064)
Stock compensation costs	—	—	—	—	4,694	—	—	4,694

Balance, April 30, 2006	70,557	706	—	—	277,693	355	117,427	396,181

Comprehensive income:
Net income	—	—	—	—	—	—	31,617	31,617
Translation adjustment	—	—	—	—	—	466	—	466
Unrealized holding loss, net of tax	—	—	—	—	—	(220)	—	(220)
Reclassification adjustment for losses realized in net income, net of tax	—	—	—	—	—	65	—	65

Total comprehensive income								31,928
Stock issuances (repurchases), net	142	1	—	—	(616)	—	—	(615)
Exercise of stock options	299	3	—	—	3,676	—	—	3,679
Excess tax benefits from stock based payment arrangements	—	—	—	—	712	—	—	712
Dividends paid	—	—	—	—	677	—	(51,694)	(51,017)
Stock compensation costs	—	—	—	—	4,843	—	—	4,843

Balance, December 31, 2006	70,998	$710	—	—	$286,985	$666	$97,350	$385,711

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the 8 months ended December 31, 2006	For the years ended:

		April 30, 2006	April 30, 2005	April 30, 2004

OPERATING ACTIVITIES:
Net income	$31,617	$47,047	$39,147	$48,192
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	—	(35)	(1,369)	1,381
Depreciation and amortization	5,557	10,472	11,874	12,363
Realized losses on sales of investments	105	1,820	1,039	—
Amortization of investment income	(329)	(1,702)	(424)	(1,052)
Stock compensation costs	4,843	4,694	4,084	2,814
Unrealized gain on revaluation of warrants	(839)	(1,474)	(714)	(671)
Provision for doubtful accounts	(1,574)	494	655	(2,295)
Provision for inventory obsolescence	1,429	1,894	1,549	237
Provision (benefit) for deferred income taxes	2,442	(1,661)	1,190	5,087
Impairment of long-lived asset	—	—	—	2,942
Excess tax benefits from stock-based payment arrangements	(712)	—	—	—
Changes in assets and liabilities:
Accounts receivable	17,237	(6,368)	385	(11,332)
Inventory	(2,689)	(2,625)	(1,749)	(255)
Prepaid expenses and other assets	(2,764)	(2,658)	519	3,301
Feature film production assets	(17,466)	(7,323)	(28,340)	(431)
Accounts payable	(4,917)	4,156	2,552	(1,070)
Accrued expenses and other liabilities	(10,273)	20,849	(5,902)	7,917
Deferred income	621	(478)	(2,176)	(1,737)

Net cash provided by continuing operations	22,288	67,102	22,320	65,391
Net cash provided by (used in) discontinued operations	—	162	(5,830)	(3,477)

Net cash provided by operating activities	22,288	67,264	16,490	61,914

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,099)	(9,376)	(5,060)	(5,266)
Purchase of corporate aircraft	—	—	—	(20,122)
Purchase of other assets	(2,726)	(881)	(195)	(1,641)
Purchases of short-term investments	(77,436)	(53,765)	(61,471)	(238,014)
Proceeds from sales or maturities of short-term investments	20,850	148,908	82,553	154,051

Net cash (used in) / provided by continuing operations	(64,411)	84,886	15,827	(110,992)
Net cash used in discontinued operations	—	—	—	—

Net cash (used in) / provided by /investing activities	(64,411)	84,886	15,827	(110,992)

FINANCING ACTIVITIES:
Repayment of long-term debt	(537)	(757)	(700)	(1,248)
Stock issuance (repurchase), net	350	483	496	(19,031)
Dividends paid	(51,017)	(50,064)	(24,716)	(10,954)
Net proceeds from exercise of stock options	3,679	16,823	704	305
Excess tax benefit from stock-based payment arrangements	712	—	—	—

Net cash used in continuing operations	(46,813)	(33,515)	(24,216)	(30,928)
Net cash provided by discontinued operations	—	—	—	—

Net cash used in financing activities	(46,813)	(33,515)	(24,216)	(30,928)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,936)	118,635	8,101	(80,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	175,203	56,568	48,467	128,473

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,267	$175,203	$56,568	$48,467

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for income taxes, net of refunds	$19,533	$19,060	$17,464	$14,016
Cash paid during the year for interest	$421	$587	$642	$773

See Accompanying Notes to Consolidated Financial Statements.

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

Consumer Products

•	Revenues consist principally of royalties from products sold by licensees (such as video games, toys and books), sales of WWE produced home videos and magazine publishing.

Digital Media

•	Revenues consist of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and the sale of broadband and mobile content.

WWE Films

•

Consists of the production and distribution of filmed entertainment featuring our Superstars. Although two feature films were released in the 2006 transition period, no revenues have been recorded to date as we do not participate in revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.

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

          Fiscal Period —   Our fiscal year historically ended on April 30 of each year. Unless otherwise noted, all references to years relate to fiscal years, not calendar years, and refer to the fiscal period by using the year in which the fiscal period ends. Our fiscal quarters were thirteen-week periods that ended on the thirteenth Friday in the quarter, with the exception of our fourth quarter, which always ended on April 30.  In June 2006, the Board of Directors elected to change our fiscal year to a calendar basis beginning with calendar 2007.  This change is intended to simplify communication with shareholders and will enable the reporting of our financial results in a timeframe consistent with the majority of our media and entertainment peers. We therefore established an eight month transition period from May 1, 2006 through December 31, 2006.  This period is referred to herein as “transition 2006” or “T 2006”.

          Cash and Equivalents —   Cash and equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts.

          Short-term Investments —   We classify all of our short-term investments as available-for-sale securities. Such short-term investments consist primarily of mutual funds and of municipal rate auction securities, which are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

          Accounts Receivable —   Accounts receivable relate principally to amounts due to us from pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively, and balances due from the sale of home videos and magazines. Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers.  Trade receivables are charged off when considered uncollectible. Activity in the allowance for doubtful accounts is as follows:

	Balance at beginning of period	Charged to costs and expenses	Write-offs and other	Balance at end of period

Transition 2006	$3,740	$(1,574)	$(82)	$2,084
2006	$3,287	$494	$(41)	$3,740
2005	$2,612	$675	$—	$3,287
2004	$5,284	$(2,295)	$(377)	$2,612

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

          Feature Films —   Feature films are initially recorded at the cost of production, including production overhead. These costs for an individual film will be amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale of such film. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value.

          Property and Equipment —   Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are depreciated based on estimated useful lives varying from five to thirty-nine years. Our corporate aircraft is depreciated over ten years on a straight-line basis less an estimated residual value of $9,500.  Planned major maintenance activities related to the corporate aircraft are capitalized and amortized over five years, which is the estimated period until the next overhaul.

          Valuation of Long-Lived Assets —   We periodically evaluate the carrying amount of long-lived assets when events and circumstances warrant such a review.  During fiscal 2004, management performed an analysis on our long-lived assets related to our e-commerce infrastructure.  These assets were primarily composed of capitalized software development costs incurred during the set up of the e-commerce section of our website.  Based upon the performance of our e-commerce business at the time of that analysis as compared to the costs incurred to operate the site, management determined that the asset was impaired and recorded a pre-tax charge of $2,942 in cost of revenues.

          Income Taxes —   We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  Our deferred provision was determined under the asset and liability method.  Under this method, tax deferred assets and liabilities are recognized based on differences between the financial statement and income tax basis of assets and liabilities using presently enacted tax rates.  Valuation allowances are established to reduce deferred tax assets to amounts management believes are more likely than not to be realized.  We consider estimated future taxable income and ongoing tax planning strategies in assessing the need for valuation allowances.  We also provide reserves when we believe that it is not probable that a tax position we have taken will be sustained if challenged.

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

          •     Sponsorships:

          Through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage, on-air announcements and special appearances by our Superstars.  We follow the guidance of Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables, and assign the total sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.  Our relative fair values for the sponsorship elements are based upon a combination of historical prices and current advertising market conditions.  Revenue from these packages is recognized as each element is delivered.

          •     Licensing:

          Licensing revenues are recognized upon receipt of notice by the individual licensees as to license fees due.  If we receive licensing advances, such payments are deferred and recognized as income as earned.

          •     Home video:

          Revenues from the sales of home video titles are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information and current industry trends.

          •     Magazine publishing:

          Publishing newsstand revenues are recorded when the magazine is shipped, net of an allowance for estimated returns. We estimate the allowance for newsstand returns based upon our review of historical returns rates and the expected performance of our current titles in relation to prior issue return rates.

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

          Stock-Based Compensation —   In the fiscal years ended April 30, 2006, 2005 and 2004 we accounted for stock options issued to employees using the intrinsic value method as prescribed under Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations. Under this method, no compensation expense was recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of our stock on the grant date.  Stock options issued to non-employees were accounted for at fair value at the issuance date.  We followed the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation. SFAS Nos. 148 and 123 encouraged, but did not require, companies to adopt a fair value based method for determining expense related to stock-based compensation.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          The following table provides relevant information as to reported results for the fiscal years ended April 30, 2006, 2005 and 2004 under our intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

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

          We adopted SFAS No 123(R), Share-Based Payment (SFAS 123(R)), which revises SFAS 123 and supersedes APB 25, on May 1, 2006. SFAS 123(R) requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. We adopted SFAS 123(R) using the modified prospective method.  Under this transition method, compensation cost recognized in the current period includes amounts of: (a) compensation cost of all share based awards granted to employees prior to, but unvested as of, May 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock based awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the new provisions of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.  (See Note 14)

          For all periods presented, restricted stock unit grants are recorded at fair value as of the grant date, with the resulting compensation cost recorded over the vesting period.

          Derivative Instruments – We hold warrants received from certain publicly traded companies with whom we have licensing or distribution agreements.  Warrants received from our licensees and a television programming distributor were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model.  That amount was recorded as deferred revenue and is amortized into operating income over the life of the related agreements using straight-line amortization. For transition 2006 and fiscal 2006, 2005 and 2004, we recorded revenues of $329, $493, $493 and $1,052 respectively, related to the amortization of deferred revenue resulting from the receipt of such warrants.  Subsequent to receipt, the warrants are adjusted to their estimated fair value each quarter, with changes in fair value included in other income.

          Intangible Assets —  Our intangible assets consist of the cost of acquired film libraries which are amortized over three years and acquired trademarks and trade names which are amortized over three to six years.  To the extent capitalized, our intangible assets are being amortized over their estimated useful lives based on the period the assets are expected to contribute to our cash flows.  We perform impairment tests annually and whenever events or circumstances indicate that intangible assets might be impaired.

          Earnings Per Share - We present both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury-stock method (see Note 4). Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for us on January 1, 2008, although early adoption is permitted. We are currently assessing the potential effect of SFAS 157 on our financial statements.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for us on January 1, 2008, although we can chose to adopt it on January 1, 2007 if we also adopt SFAS 157 at that time.  We have not decided if we will early adopt SFAS 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

          In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We implemented SAB 108 on December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for us on January 1, 2007. We are currently assessing the potential effect of FIN 48 on our financial statements, but preliminary analysis shows the effect to be immaterial.

3.  Fiscal Year Change

          Effective December 31, 2006, we changed our fiscal year end from April 30 to December 31.  The table below summarizes selected financial data for the eight months ended December 31, 2006 and December 31, 2005.

	Eight Months Ended December 31, 2006	Eight Months Ended December 31, 2005

		(unaudited)
Net revenues	$262,937	$247,707
Operating income	$39,243	$44,174
Provision for income taxes	$14,529	$18,878
Income from continuing operations	$31,617	$29,783
Net income	$31,617	$29,817
Earnings per share – Diluted:
Net income	$0.44	$0.43

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

4.  Earnings Per Share

          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	T 2006	2006	2005	2004

Basic	70,898,623	69,360,856	68,617,365	68,621,145
Diluted	71,596,238	70,175,854	69,376,281	69,035,634
Dilutive effect of outstanding options	289,442	170,186	120,866	86,218
Dilutive effect of restricted stock units	406,484	644,812	638,050	328,271
Dilutive effect of employee share purchase plan	1,689	—	—	—
Anti-dilutive outstanding options, end of period	277,000	306,200	2,785,000	2,025,125

5.  Intangible Assets

          Our intangible assets consist principally of acquired wrestling based film libraries, trademarks and trade names.  The cost of film libraries acquired during transition 2006, fiscal 2006, 2005 and 2004 was approximately $1,678, $881, $195 and $1,710, respectively.  The cost of trademarks and trade names acquired during transition 2006 and fiscal 2005 was $1,048 and $160 respectively.  We did not purchase any trademarks and trade names in fiscal 2006 or fiscal 2004.  Our intangible assets consisted of the following:

	December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$7,304	$(5,077)	$2,227
Trademarks and trade names	3,708	(2,607)	1,101

	$11,012	$(7,684)	$3,328

	April 30, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$5,626	$(4,574)	$1,052
Trademarks and trade names	2,660	(2,251)	409

	$8,286	$(6,825)	$1,461

	April 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Film libraries	$4,745	$(2,993)	$1,752
Trademarks and trade names	2,660	(1,804)	856

	$7,405	$(4,797)	$2,608

          Amortization expense recorded for transition 2006 and fiscal 2006, 2005 and 2004 was $859, $2,028, $2,079 and $1,843, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          The following table presents estimated future amortization expense:

For the year ending December 31, 2007	$1,326
For the year ending December 31, 2008	1,206
For the year ending December 31, 2009	796

Total	$3,328

6.  Investments

          Short-term investments consisted of the following:

	December 31, 2006

	Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value

Fixed income mutual funds and other	$89,990	$(3,101)	$86,889
Municipal auction rate securities	75,000	—	75,000

Total	$164,990	$(3,101)	$161,889

          The unrealized holding loss of $3,101 at December 31, 2006 consisted of gross losses of $3,188 and gains of $87.

	April 30, 2006

	Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value

Fixed income mutual funds and other	$90,659	$(2,848)	$87,811
United States Treasury Notes	17,850	(6)	17,844

Total	$108,509	$(2,854)	$105,655

          The unrealized holding loss of $2,854 at April 30, 2006 consisted of gross losses of $2,907 and gains of $53.

	April 30, 2005

	Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value

Fixed income mutual funds and other	$158,317	$(2,677)	$155,640
United States Treasury Notes	45,945	(98)	45,847

Total	$204,262	$(2,775)	$201,487

          The unrealized holding loss of $2,775 at April 30, 2005 consisted of gross losses of $2,781 and gains of $6.

          Management deems investments to be impaired when a decline in fair value is judged to be other-than-temporary.  If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the intent and ability to hold the investment.  As of December 31, 2006 we had $89,867 of fixed income mutual funds in a continuous unrealized loss position for twelve months or greater.  The unrealized loss is due to changes in interest rates subsequent to the purchase of the investment. Management does not believe that any unrealized losses represent other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2006.

          In addition to the short-term investments described above, we also hold warrants which we received from certain publicly traded companies with whom we have licensing or distribution agreements.  The estimated fair value of these warrants, determined using the Black-Scholes model, was $5,336, $4,497, and $3,023 as of December 31, 2006, April 30, 2006 and April 30, 2005, respectively, and is included in other non current assets.  We recognized mark to market adjustments of $839, $1,474, $714, and $671 during transition 2006, fiscal 2006, 2005 and 2004, respectively, relating to these warrants, which is included in other income.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

7.  Property and Equipment

          Property and equipment consisted of the following:

	December 31, 2006	April 30, 2006	April 30, 2005

Land, buildings and improvements	$56,084	$55,957	$51,958
Equipment	45,752	44,788	42,511
Corporate aircraft	20,829	20,710	20,710
Vehicles	634	518	542

	123,299	121,973	115,721
Less accumulated depreciation and amortization	(55,327)	(54,403)	(49,083)

Total	$67,972	$67,570	$66,638

          In fiscal 2006 we purchased land adjacent to our television production studio for approximately $4,589.  Depreciation expense was $4,698, $8,444, $9,795 and $10,520 in transition 2006, fiscal 2006, 2005 and 2004, respectively.

8. Feature Film Production Assets

          Feature film production assets are summarized as follows:

	December 31, 2006	April 30, 2006	April 30, 2005

Feature film productions:
In release	$34,104	$—	$—
Completed but not released	18,558	33,744	—
In production	—	1,702	28,296
In development	898	648	475

Total	$53,560	$36,094	$28,771

          Two of our feature films, See No Evil and The Marine, were released domestically during transition 2006.  See No Evil achieved more than $15,000 in gross domestic box office receipts and was released domestically on DVD in November, 2006.  The Marine, which was theatrically released in the domestic market on October 13, 2006, has achieved more than $18,800 in gross domestic box office receipts to date and was released domestically on DVD in January, 2007.  Our third feature film, The Condemned, is in the post-production phase of completion.  Currently, The Condemned is scheduled for release in domestic markets in April 2007.  We have agreements for the worldwide distribution of these films and certain related rights and products. We do not participate in any revenues associated with these film projects until the print and advertising costs incurred by our distributors have been recouped and the results have been reported back to us.  Accordingly, no revenues have been recorded in transition 2006.

          We estimate that approximately 35% of “In release” film production assets will be amortized over the next twelve months. Approximately 70% of “In release” film production assets are estimated to be amortized over the following three years. Due to the timing of the release of The Marine, we estimate that approximately 80% of “In release” film production assets will be amortized over the following four years.

          Unamortized feature film production assets are evaluated for indications of impairment each reporting period.  If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of December 31, 2006, we do not believe any capitalized assets for the three films included in feature film production assets are impaired.

          In addition to the capitalized production costs related for these three films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment if, and when, a project is deemed to be abandoned.  Approximately $0, $197, $158 and $423 of previously capitalized development costs were expensed for abandoned projects in transition 2006, fiscal 2006, 2005 and 2004, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

9.  Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	December 31, 2006	April 30, 2006	April 30, 2005

Accrued pay-per-view event costs	$5,228	$7,500	$5,691
Accrued income taxes	—	7,418	—
Accrued payroll related costs	5,403	9,176	5,931
Accrued legal and professional fees	2,051	3,254	2,601
Accrued home video production and distribution	5,144	3,121	2,013
Accrued other	7,709	5,548	4,915

Total	$25,535	$36,017	$21,151

          The decrease in accrued pay-per-view costs at December 31, 2006 is due to the timing of our fiscal 2006 Backlash event, which occurred on April 30, 2006, the last day of the fiscal year 2006.  The decrease in accrued payroll related costs is due to a lower accrued amount for bonus payments, which are linked to our achievement of certain performance thresholds.  The decrease in accrued legal and profession fees reflect an overall reduction in legal and accounting costs period over period.  The increase in accrued home video production and distribution costs is due to higher talent royalties accrued related to home video sales.  Accrued other includes accruals for our publishing, television, and licensing business activities, none of which exceeds 5% of current liabilities.

10.  Debt

          In 1997, we entered into a mortgage loan agreement under which we borrowed $12,000 at an annual interest rate of 7.6% with a maturity date of December 31, 2013. Principal and interest are to be paid in 180 monthly installments of approximately $112. The loan is collateralized by our executive offices and television studio in Stamford, Connecticut.

          As of December 31, 2006 the scheduled principal repayments under our mortgage obligation were as follows:

For the year ending December 31, 2007	$862
For the year ending December 31, 2008	927
For the year ending December 31, 2009	1,002
For the year ending December 31, 2010	1,082
For the year ending December 31, 2011	1,169
Thereafter	1,620

Total	$6,662

11.  Income Taxes

          For transition 2006, fiscal 2006, 2005 and 2004 we were taxed on our income from continuing operations at an effective tax rate of 31.5%, 39.6%, 33.0% and 38.0%, respectively.  Our income tax provision related to our income from continuing operations for transition 2006, fiscal 2006, 2005 and 2004 was $14,529, $30,884, $18,581 and $30,421, respectively, and included federal, state and foreign taxes.

          The components of our tax provision from continuing operations were as follows:

	T 2006	2006	2005	2004

Current:
Federal	$11,514	$22,595	$10,443	$19,541
State and local	278	7,232	1,623	3,133
Foreign	295	2,718	5,325	2,642
Deferred:
Federal	2,167	(2,139)	2,183	4,503
State and local	275	478	(993)	620
Foreign	—	—	—	(18)

Total	$14,529	$30,884	$18,581	$30,421

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          The income tax provision allocated to continuing operations and discontinued operations was as follows:

	T 2006	2006	2005	2004

Provision for income taxes - continuing operations	$14,529	$30,884	$18,581	$30,421
Provision (benefit) for income taxes - discontinued operations	—	23	737	(722)

Total allocated provision for income taxes	$14,529	$30,907	$19,318	$29,699

          Components of income before income taxes are as follows:

	T 2006	2006	2005	2004

U.S.	$45,801	$77,357	$54,878	$78,884
International subsidiaries	345	539	1,481	1,110

Income before income taxes	$46,146	$77,896	$56,359	$79,994

          The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	T 2006	2006	2005	2004

Statutory U.S. federal tax at 35%	$16,150	$27,263	$19,726	$27,998
State and local taxes, net of federal benefit	876	5,012	1,218	2,439
Foreign rate differential	142	157	181	261
Tax exempt interest income	(1,524)	(1,205)	(1,701)	—
Valuation allowance	11	292	(1,002)	(162)
Other	(1,126)	(635)	159	(115)

Provision for income taxes	$14,529	$30,884	$18,581	$30,421

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations consisted of the following:

	December 31, 2006	April 30, 2006	April 30, 2005

Deferred tax assets:
Accounts receivable	$764	$1,362	$1,207
Inventories	2,174	1,367	869
Prepaid royalties	4,270	3,929	3,884
Stock options/stock compensation	2,505	737	2,731
Credits and net operating loss carryforwards	—	2,465	—
Investments	2,845	3,970	3,948
Intangible assets	3,262	3,171	2,447
Accrued liabilities and reserves	—	730	1,301
Foreign	—	—	65

Deferred tax assets, gross	15,820	17,731	16,452
Valuation allowance	(1,799)	(1,788)	(1,496)

Deferred tax assets, net	14,021	15,943	14,956
Deferred tax liabilities:
Fixed assets and depreciation	(5,032)	5,011	5,524
Accrued liabilities and reserves	(274)	—

Total deferred tax assets, net	$8,715	$10,932	$9,432

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of December 31, 2006, April 30, 2006 and April 30, 2005 $4,871, $5,467 and $5,815 respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $3,843, $5,465 and $3,617 respectively, are included in other non-current assets in our consolidated balance sheets.

          As of December 31, 2006, April 30, 2006, and April 30, 2005 we had valuation allowances of $1,799, $1,788 and $1,496, respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. The valuation allowance is primarily related to the deferred tax asset arising from losses on investments which are capital in nature for which realization is uncertain. These Capital loss carryforwards begin to expire in 2007.

          We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities.  Although the outcome of these matters cannot currently be determined, we do not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on our financial statements.  We have recorded accruals for certain probable tax contingencies related to various tax matters as of December 31, 2006.

          U.S. income taxes have not been provided on unremitted earnings of our foreign subsidiaries, because our intent is to keep such earnings indefinitely reinvested in the foreign operations of the subsidiaries.

12.  Commitments and Contingencies

          We have certain commitments, including various non-cancelable operating leases, performance contracts with various performers and employment agreements with certain executive officers.

          Future minimum payments as of December 31, 2006 under the agreements described above were as follows:

	Operating Lease Commitments	Other Commitments	Total

For the year ending December 31, 2007	$994	$17,403	$18,397
For the year ending December 31, 2008	692	7,797	8,489
For the year ending December 31, 2009	634	6,860	7,494
For the year ending December 31, 2010	607	4,555	5,162
For the year ending December 31, 2011	565	3,343	3,908
Thereafter	1,724	14,205	15,929

Total	$5,216	$54,163	$59,379

          Rent expense under operating leases included in continuing operations was approximately $1,363, $2,460, $2,231 and $1,906 for transition 2006, fiscal 2006, 2005 and 2004, respectively.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          As part of its original complaint, the Fund included a damages claim associated with our use of the initials “wwf.”  On October 29, 2004, the Fund filed a claim for damages in the English High Court.  In this filing, the Fund seeks actual damages for legal and other costs of approximately $575, which we have provided for, and further asserts substantial monetary claims in an amount calculated as a royalty based on a percentage of profits from certain of our revenue streams, otherwise referred to as restitutionary damages, over the period January 1997 through November 2002.  On January 6, 2005, we filed an application to determine as a preliminary issue the propriety of the Fund’s basis upon which damages have been claimed.  After a hearing relating to this preliminary issue, in January 16, 2006, by judgment dated February 16, 2006, the Court ruled that the Fund is entitled in point of law to seek restitutionary damages, but that the question whether the Fund is entitled in point of fact to claim or recover damages on that basis remains to be determined, and we have appealed this decision.  The Fund was ordered to provide further clarification of its claim by March 2, 2006.

          The Fund made such a filing with the Court; however, we believe that this alleged clarification did not comply with the Court’s February 16, 2006 order.  In response to our application, on June 26, 2006, the Fund was ordered to provide further clarification of its damages claim.  The Fund made such further filing on July 21, 2006.

          All proceedings are stayed pending the outcome of our appeal of the court’s February 16, 2006 judgment that the Fund is entitled in point of law to seek restitutionary damages.  A hearing on this appeal occurred in December 2006.

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

          We also filed a complaint against James Bell, one of our former officers (“Bell”), and certain entities related to him, with respect to irregularities in the licensing program during his tenure with us, which came to light as a result of discovery in the Shenker litigation.  That lawsuit was consolidated with the Shenker litigation.  We filed a motion for summary judgment on all of our claims against Bell, which was granted on August 17, 2004.  On February 10, 2005, Bell pleaded guilty in United States District Court for the District of Connecticut to mail fraud resulting from kickbacks from Stanley Shenker (“Shenker”) and SSAI based on the royalties derived from certain WWE licensing agreements.  On August 10, 2005, we entered into a partial settlement with Bell pursuant to which we agreed to settle our state law claim for the payment of $2,500.  Our federal claims were specifically excluded from this settlement.

          On June 6, 2006, Shenker was indicted in the United States District Court for the District of Connecticut, and on September 7, 2006 a Superseding Indictment was issued, in connection with Shenker’s conspiracy with Bell to:  (a) enrich themselves by obtaining monies relating to WWE and its licensees to which they were not entitled; (b) affirmatively conceal their acts from WWE in order to continue to receive and retain monies to which they were not entitled; (c) deprive WWE of honest services, by compromising employee loyalty and integrity through their secret arrangement to split between themselves royalty commissions monies paid from WWE licensees; and (d) to provide false and misleading information to WWE during civil litigation to obtain additional anticipated economic benefits and avoid disgorgement of their ill-gotten gains.  On January 12, 2007, Shenker pled guilty to Count One of the Superseding Indictment for conspiracy to commit interstate transportation of money obtained by fraud and wire fraud.

          On October 19, 2004, as a result of information uncovered in connection with the Shenker & Associates matter, we filed an action in the U.S. District Court for the Southern District of New York against Jakks Pacific, Inc. (“Jakks”), two foreign subsidiaries of Jakks, THQ Inc. (THQ”), THQ/Jakks Pacific LLC (“THQ/Jakks”), SSAI and Bell Licensing, LLC.  The suit also names as defendants certain individuals employed by the corporate defendants, including three senior executives of Jakks, Shenker and Bell.

          Our lawsuit alleges violations of the Racketeer Influenced and Corrupt Organization Act (RICO) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law.  The original complaint sought treble, punitive and other damages and a declaration that the existing videogame license with THQ/Jakks and a related amendment to the toy licenses with Jakks are void and unenforceable.  On March 31, 2005, we filed an amended complaint which, among other things, added an antitrust claim under the Sherman Act.

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

          In an order dated March 31, 2006, the Court: (1) denied the defendants’ motions to dismiss the RICO claim based on their enterprise argument; (2) granted the defendants’ motions to dismiss the Robinson-Patman Act claim; and (3) granted the defendants’ motions to dismiss the Sherman Act claim.  We timely filed a motion for reconsideration of the court’s dismissal of the Sherman Act claim, which remains pending before the Court.  The defendants’ motions to dismiss all remaining RICO issues were briefed by the Defendants’ on June 2, 2006, and our response in opposition to those motions to dismiss was filed on July 7, 2006.  We also filed a motion to strike and response in opposition to the motion to dismiss filed by the Jakks and its affiliated parties only based on the alleged applicability of the settlement agreement.  Oral argument was held on September 6, 2006.

          On October 13, 2006, we filed a complaint in the Superior Court of the State of Connecticut against THQ and THQ/Jakks arising out of the improper sublicense of rights to certain WWE-branded videogames in violation of the applicable videogame license agreement.  The complaint alleges claims for, among other things, breach of contract, unjust enrichment, violation of the Connecticut Unfair Trade Practices Act and a declaration that we are entitled to terminate the videogame license agreement with THQ/Jakks.

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

IPO Class Action

          In December 2001, a purported class action complaint was filed against us asserting claims for alleged violations of the federal securities laws relating to our initial public offering in 1999. Also named as defendants in this suit were Vincent K. McMahon, Linda E. McMahon and August J. Liguori, a former Chief Financial Officer (collectively, the “Individual Defendants”) and the underwriters of our initial public offering. According to the allegations of the Complaint, the underwriter defendants allegedly engaged in manipulative practices by, among other things, pre-selling allotments of shares of our stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements which allegedly artificially inflated the Company’s stock price.  The plaintiff further alleges that we knew or should have known of such unlawful practices.  This litigation has been consolidated in the United States District Court for the Southern District of New York (“SDNY”) with claims against approximately 300 other companies that had initial public offerings during the same general time period.

          While we strongly deny all allegations, the class plaintiffs and the issuer defendants, including the Individual Defendants and the company, reached an agreement for the settlement of all claims.  On February 15, 2005, the court issued an opinion and order granting preliminary approval of the settlement, subject to certain non-material modifications. The court held a settlement fairness meeting on April 24, 2006 following which it took under advisement the motion for final approval of the settlement.  In December 2006, the Court of Appeals for the Second Circuit ruled that the certification of this proceeding as a class action was invalid and remanded the case to the SDNY.  The class plaintiffs have requested the Second Circuit to reconsider.  We are unable to predict whether the Second Circuit’s decision will stand, the likelihood that the settlement will go forward and/or whether the plaintiff’s will seek to amend their claims, if necessary, in accordance with the Second Circuit’s ruling.

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

13.  Stockholders’ Equity

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

Recent Equity Transactions

          In July 2006, we granted 507,750 restricted stock units at a price per share of $16.50.  Such issuances were granted to officers and employees under our 1999 Long-Term Incentive Plan (LTIP). Total compensation cost related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, is $7,708 and is being amortized over the vesting period, which is three years.

          In July, September, and December 2006 we paid quarterly dividends of $0.24 per share, or $16,954, $17,025 and $17,038 respectively, on all Class A and Class B common shares.

14.  Share Based Compensation

          The LTIP provides for grants of options and other forms of equity-based incentive awards as determined by the compensation committee of the Board of Directors as incentives and rewards to encourage employees, directors, consultants and performers to participate in our long-term success.  The LTIP provides for grants of options to purchase shares at a price equal to the fair market value on the date of grant.  The options expire between 5-10 years after the date of grant and are generally exercisable in installments beginning one year from the date of the grant.  In 2004, we began issuing restricted stock units, which generally vest annually.  Current grants outstanding have vesting periods between three and seven years.   As of December 31, 2006 there were 4,266,380 shares available for future grants.  It is our policy to issue new shares to satisfy option exercises and the vesting of restricted stock units.

          Stock based compensation cost was approximately $4,843, $4,694, $4,084 and $3,674 for transition 2006 and fiscal 2006, 2005 and 2004, respectively.  The total recognized tax benefit was $1,501, $1,878, $1,353 and $1,396 for transition 2006 and fiscal 2006, 2005 and 2004, respectively.

          SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as previously required. The tax benefits in excess of recognized compensation cost for transition 2006 were $712.

Stock Options

          The fair value of stock options was determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method under SFAS 123(R).  We have not granted any stock options since June 2004. We granted 1,104,500 and 852,500 options in fiscal 2005 and 2004 respectively. The per share weighted average fair value of stock options granted in fiscal 2005 and fiscal 2004 was $2.95 and $2.44, respectively.

          The weighted average assumptions used in the option-pricing model in fiscal 2005 was as follows:

	2005	2004

Expected life of option	3 years	3 years
Risk-free interest rate	3.0%	1.8%
Expected volatility of our common stock	33%	38%
Expected dividend yield	1.9%	1.7%

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          We did not recognize stock compensation cost for stock options prior to the adoption of SFAS 123(R) on May 1, 2006.  See Note 2 for pro forma net income disclosures for fiscal 2006, 2005 and 2004.

          The following table summarizes the effect of adopting SFAS 123(R) on the reported amounts for transition 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Eight months ended December 31, 2006

	Intrinsic Value Method	SFAS 123(R) Adjustments	As Reported

Operating income	$39,349	$(106)	$39,243
Net income	$31,683	$(66)	$31,617
Net income per basic common share:	$0.45	$0.00	$0.45
Net income per diluted common share:	$0.44	$0.00	$0.44

          The following table summarizes option activity for the transition period.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at of May 1, 2006	2,023,905	$13.10	—	—
Granted	—	—	—	—
Exercised	(298,854)	$12.31	—	—
Forfeited/Expired	(9,751)	$12.89	—	—

Outstanding at December 31, 2006	1,715,300	$13.14	3.1	$5,613

Vested and Expected to Vest at December 31, 2006	1,671,948	$13.17	3.1	$5,432

Exercisable at December 31, 2006	1,280,890	$13.47	3.4	$3,813

          As of December 31, 2006, the total future compensation cost related to unvested options not yet recognized was $0.5 and the weighted average period over which these awards are expected to be recognized was 0.4 years. We estimate forfeitures, based on historical trends, when recognizing compensation expense associated with stock options, and will adjust our estimate of forfeitures when they are expected to differ. For transition 2006, we estimated that 8% of option grants will be forfeited over the life of each grant. The intrinsic value of options exercised was approximately $1,331, $4,609, $213 and $20 for transition 2006 and fiscal 2006, 2005 and 2004, respectively.

          Cash received from option exercises under all share-based payment arrangements was $3,679, $16,823, $704 and $305 for transition 2006 and fiscal 2006, 2005 and 2004, respectively.  Tax benefits realized from tax deductions associated with option exercises totaled $506, $1,751, $81 and $8 for transition 2006 and fiscal 2006, 2005 and 2004, respectively.

Restricted Stock Units

          The fair value of restricted stock units determined based on the number of shares granted and the quoted price of our common stock on the grant date.  The fair value of restricted stock units is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).  We estimate forfeitures, based on historical trends, when recognizing compensation expense associated with its restricted stock, and it will adjust its estimate of forfeitures when they are expected to differ. For the eight months ended December 31 2006, we estimate that 8% of restricted stock grants will be forfeited over the life of each grant.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          We granted 517,750, 611,000, 133,900 and 796,416 of restricted stock units in transition 2006, fiscal 2006, 2005 and 2004 respectively, with an aggregate grant-date fair value of approximately, $8,538 $7,869 $1,727 and $7,636. During transition 2006 and fiscal 2006, 2005 and 2004, we recognized $4,451, $4,694, $4,084 and $3,676, respectively, of compensation expense associated with restricted stock units, which was classified in selling, general and administrative expense.

          The following table summarizes the activity of restricted stock units:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value

Unvested at May 1, 2006	727,742	$12.88
Granted	517,750	$16.49
Vested	(179,683)	$13.20
Forfeited/Expired	(23,922)	$13.56
Dividends	45,251	$16.47

Unvested at December 31, 2006	1,087,138	$14.60

          The grant date fair value of restricted stock units vested was $2,372, $4,475 and $6,455 for transition 2006 and fiscal 2006, and 2005, respectively.  No restricted stock vested during fiscal 2004. Tax benefits realized from tax deductions associated with RSU activity totaled $901, $1,701 and $684 for transition 2006 and fiscal 2006 and 2005, respectively.

          As of December 31, 2006 there was $8,264 of total unrecognized compensation cost related to unvested restricted stock units to be recognized over a weighted-average period of approximately 1.5 years.  Based on the current restricted stock units outstanding, $5,336 of compensation expense will be recognized in 2007 and the remaining $2,928 will be recognized from 2008 to 2011.

          SFAS 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards resulted in an increase in net earnings, and a cumulative effect of accounting change, as we previously recorded forfeitures when they occurred.  For transition 2006, the cumulative effect of accounting change totaled $215 ($140 net of related tax effect) and was recorded in selling, general and administrative expense because its impact on net income and net income per share was not significant.

Employee Stock Purchase Plan

          We provide a stock purchase plan for our employees.  Under the plan, any regular full-time employee may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. SFAS 123(R) defines this plan as compensatory, and accordingly, a charge is recorded for the difference between the fair market value and the discounted price.  In July 2006, a purchase occurred and resulted in a $49 charge.  83 employees were participants in the stock purchase plan and these employees purchased approximately 13,154 shares of our common stock at a price of $12.77 per share.  We recorded an additional charge of $39 in transition 2006 related to the six month offering period ending in January 2007.

15.  Employee Benefit Plans

          We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant’s contributions, up to 6% of eligible compensation (maximum 3% matching contribution). We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions and additional discretionary contributions to the 401(k) plan was $567, $835, $762 and $1,217 during transition 2006, fiscal 2006,  2005 and  2004, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

16.  Segment Information

          During fiscal 2006, we expanded the number of our reportable segments to four in order better to reflect the manner in which management analyzes our performance including our digital media businesses and the production of feature films.  We have also reclassified certain other operations between the reportable segments.  All prior year segment information has been adjusted to reflect the current presentation.  The results of operations for The World and for the XFL are not included in the segment reporting as they are classified separately as discontinued operations in our consolidated financial statements (See Note 19). We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues.  The activities of each segment are summarized in Note 1.

          Revenues derived from sales outside of North America were approximately $60,416 $97,686, $87,594 and $63,453 for transition 2006, fiscal 2006, 2005 and 2004, respectively.

          The table presents information about the financial results of each segment for transition 2006, fiscal 2006, 2005 and 2004 and assets as of December 31, 2006, April 30, 2006 and April 30, 2005. Unallocated assets consist primarily of cash, short-term investments and real property and other investments.

	T 2006	2006	2005	2004

Net revenues:
Live and Televised Entertainment	$182,999	$290,784	$299,501	$308,778
Consumer Products	59,183	86,410	53,865	54,710
Digital Media	20,755	22,857	13,065	11,421
WWE Films	—	—	—	—

Total net revenues	$262,937	$400,051	$366,431	$374,909

Depreciation and amortization:
Live and Televised Entertainment	$2,164	$3,561	$3,905	$4,415
Consumer Products	859	2,028	2,079	1,843
Digital Media	177	1,471	1,450	2,729
Corporate	2,357	3,412	4,440	3,376

Total depreciation and amortization	$5,557	$10,472	$11,874	$12,363

Operating income:
Live and Televised Entertainment	$57,001	$93,984	$100,612	$106,491
Consumer Products	26,855	46,417	26,796	34,318
Digital Media	3,796	2,933	1,290	(7,897)
WWE Films	(1,110)	(1,284)	(1,005)	(1,331)
Corporate	(47,299)	(71,510)	(77,400)	(58,001)

Total operating income	$39,243	$70,540	$50,293	$73,580

	December 31, 2006	As of: April 30, 2006	April 30, 2005

Assets:
Live and Televised Entertainment	$77,083	$88,898	$88,471
Consumer Products	14,982	16,853	10,383
Digital Media	6,128	3,380	3,010
WWE Films	56,299	39,010	29,537
Unallocated (1)	298,793	331,249	310,004

Total assets	$453,285	$479,390	$441,405

(1) Includes assets of discontinued operations of $469, $457, and $544 as of December 31, 2006, April 30, 2006 and April 30, 2005, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

17.  Financial Instruments and Off-Balance Sheet Risk

          Concentration of Credit Risk —   Financial instruments which potentially subject us to concentrations of credit risk are principally bank deposits, short-term investments and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments primarily consist of AAA or AA rated instruments or mutual funds holding similar instruments. Except for receivables from cable companies related to pay-per-view events and our home video distributor, concentrations of credit risk with respect to trade receivables are limited due to the large number of customers. A significant portion of trade receivables for pay-per-view events is received from our pay-per-view administrator, who collects and remits payments to us from individual cable system operators. We perform ongoing evaluations of our customers’ financial condition, includ ing our pay-per-view administrator, and we monitor our exposure for credit losses and maintain allowances for anticipated losses.

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

18.  Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter *	4th Quarter

T 2006
Net revenues	$93,267	$96,236	$73,434	NA
Cost of revenues	$53,266	$57,882	$45,946	NA
Income from continuing operations	$11,302	$10,396	$9,919	NA
Income from discontinued operations	—	—	—	NA
Net income	$11,302	$10,396	$9,919	NA
Earnings per common share: basic
Continuing operations	$0.16	$0.15	$0.14	NA
Discontinued operations	$0.00	$0.00	$0.00	NA
Net income	$0.16	$0.15	$0.14	NA
Earnings per common share: diluted				NA
Continuing operations	$0.16	$0.15	$0.13	NA
Discontinued operations	$0.00	$0.00	$0.00	NA
Net income	$0.16	$0.15	$0.13	NA
2006
Net revenues	$93,812	$88,933	$103,042	$114,263
Cost of revenues	$52,501	$47,305	$56,188	$71,178
Income from continuing operations	$11,178	$11,676	$13,593	$10,564
Income from discontinued operations	$2	$26	$6	$1
Net income	$11,180	$11,702	$13,599	$10,565
Earnings per common share: basic
Continuing operations	$0.16	$0.17	$0.20	$0.15
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income	$0.16	$0.17	$0.20	$0.15
Earnings per common share: diluted
Continuing operations	$0.16	$0.17	$0.19	$0.15
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income	$0.16	$0.17	$0.19	$0.15
2005
Net revenues	$81,550	$83,857	$82,719	$118,305
Cost of revenues	$48,416	$52,493	$44,426	$67,954
Income from continuing operations	$7,756	$3,005	$10,988	$16,029
(Loss) income from discontinued operations	$(111)	$1,445	$(69)	$104
Net income	$7,646	$4,449	$10,919	$16,133
Earnings per common share: basic and diluted
Continuing operations	$0.11	$0.04	$0.16	$0.23
Discontinued operations	$0.00	$0.02	$0.00	$0.00
Net income	$0.11	$0.06	$0.16	$0.23

* The third quarter in T 2006 consists of only two months.

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

          The results of The World business, which have been classified as discontinued operations in the consolidated financial statements, are summarized as follows:

	T 2006	2006	2005	2004

Income (loss) on shutdown of The World, net of taxes (benefit) of $0, $6, $737 and $(900) for T2006, and fiscal 2006, 2005 and 2004, respectively	$—	$11	$1,369	$(1,671)

Assets and liabilities of discontinued operations of The World consisted of the following:

	As of:

	December 31, 2006	April 30, 2006	April 30, 2005

Assets:
Cash	$60	$60	$180

Total assets	$60	$60	$180

Liabilities:
Accrued expenses	$56	$56	$74

Total liabilities	$56	$56	$74

XFL:

          In early May 2001, we formalized our decision to discontinue operations of the XFL and, accordingly, reported XFL operating results and estimated shutdown costs as discontinued operations in the consolidated financial statements.

          Income on the shutdown of the XFL in transition 2006 was $0, fiscal 2006 was $24, net of taxes of $17, and $290, net of taxes of $178, in fiscal 2004.  Assets and liabilities of discontinued operations of the XFL consisted of the following:

	As of:

	December 31, 2006	April 30, 2006	April 30, 2005

Assets:
Cash	$409	$397	$364

Liabilities:
Accrued expenses	$17	$17	$—
Minority interest	229	221	180

Total liabilities	$246	$238	$180

SCHEDULE II —   VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period

For the Period Ended December 31, 2006
Allowance for doubtful accounts	$3,740	$(1,574)	$(82)	$2,084
Inventory obsolescence reserve	3,535	1,429	(73)	4,891
Magazine publishing allowance for newsstand returns	4,512	14,954	(15,390)	4,076
Home video allowance for returns	3,817	14,251	(9,558)	8,510
Advertising underdelivery	365	—	(365)	—
For the Year Ended April 30, 2006
Allowance for doubtful accounts	$3,287	$494	$(41)	$3,740
Inventory obsolescence reserve	2,062	1,894	(421)	3,535
Magazine publishing allowance for newsstand returns	4,602	20,555	(20,465)	4,512
Home video allowance for returns	2,920	10,198	(9,301)	3,817
Advertising underdelivery	2,625	1,599	(3,859)	365
For the Year Ended April 30, 2005
Allowance for doubtful accounts	$2,612	$675	$—	$3,287
Inventory obsolescence reserve	1,126	1,549	(613)	2,062
Magazine publishing allowance for newsstand returns	4,517	24,503	(24,418)	4,602
Home video allowance for returns	2,588	9,649	(9,317)	2,920
Advertising underdelivery	4,401	6,145	(7,921)	2,625
For the Year Ended April 30, 2004
Allowance for doubtful accounts	$5,284	$(2,295)	$(377)	$2,612
Inventory obsolescence reserve	892	1,270	(1,036)	1,126
Magazine publishing allowance for newsstand returns	5,126	24,944	(25,553)	4,517
Home video allowance for returns	1,496	8,888	(7,796)	2,588
Advertising underdelivery	6,921	3,170	(5,690)	4,401

(1)  Deductions are comprised primarily of disposals of obsolete inventory, write-offs of specific bad debts, returns and advertising “make-goods” for underdelivery.  When we do not deliver the guaranteed rating,  additional spots, commonly referred to as  ‘make-goods’ or at times, a cash refund, is given to the customer.