Form 10-Q
period 2007-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2007-05-04
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ________ to ________

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

At April 30, 2007 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 23,434,862 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

Page #
Part I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
Consolidated Income Statements for the three months ended March 31, 2007
and March 31, 2006	2
Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2007
and March 31, 2006	4
Consolidated Statement of Stockholders’ Equity and Comprehensive
Income for the three months ended March 31, 2007	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
Part II – OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 6. Exhibits	22
Signature	23

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net revenues	$107,391	$95,078

Cost of revenues	58,097	51,420
Selling, general and administrative expenses	26,361	26,994
Depreciation and amortization	2,352	2,374

Operating income	20,581	14,290

Investment income, net	2,298	1,998
Interest expense	108	142
Other income, net	406	984

Income before income taxes	23,177	17,130

Provision for income taxes	8,039	7,676

Net income	$15,138	$9,454

Earnings per share – Basic
Net income	$0.21	$0.14

Earnings per share – Diluted	$0.21	$0.13
Net income
Weighted average common shares outstanding:

Basic	71,041	69,885
Diluted	71,853	70,940

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of	As of
	March 31,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and equivalents	$76,495	$86,267
Short-term investments	178,909	161,889
Accounts receivable, net	44,505	52,113
Inventory, net	3,866	3,049
Prepaid expenses and other current assets	19,911	13,803
Total current assets	323,686	317,121

PROPERTY AND EQUIPMENT, NET	67,527	67,972
FEATURE FILM PRODUCTION ASSETS	54,278	53,560
INTANGIBLE ASSETS, NET	2,971	3,328
OTHER ASSETS	12,835	11,304
TOTAL ASSETS	$461,297	$453,285

CURRENT LIABILITIES:
Current portion of long-term debt	$877	$862
Accounts payable	14,428	14,909
Accrued expenses and other liabilities	22,221	25,837
Deferred income	21,650	20,166
Total current liabilities	59,176	61,774

LONG-TERM DEBT	5,574	5,800
NON-CURRENT TAX LIABILITY	10,848	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	234	233
Class B common stock	477	477
Additional paid-in capital	290,327	286,985
Accumulated other comprehensive income	1,009	666
Retained earnings	93,652	97,350
Total stockholders' equity	385,699	385,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$461,297	$453,285

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$15,138	$9,454
Adjustments to reconcile net income to net cash provided
by operating activities:
Revaluation of warrants	(352)	(1,012)
Depreciation and amortization	2,352	2,374
Realized loss on sale of investments	-	555
Amortization of investment income	(123)	(565)
Stock compensation costs	2,118	1,407
Provision for doubtful accounts	(50)	289
Provision for inventory obsolescence	550	530
(Benefit) provision for deferred income taxes	(443)	430
Excess tax benefits from stock-based payment arrangements	(20)	-
Changes in assets and liabilities:
Accounts receivable	7,657	13,223
Inventory	(1,367)	(759)
Prepaid expenses and other assets	(6,973)	(3,586)
Feature film production assets	(718)	(799)
Accounts payable	(514)	465
Accrued expenses and other liabilities	5,834	(4,254)
Deferred income	1,608	1
Net cash provided by operating activities	24,697	17,753

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,488)	(1,807)
Purchase of film library assets	(62)	(875)
Purchase of short-term investments	(21,667)	(931)
Proceeds from sales or maturities of short-term investments	5,000	50,015
Net cash (used in) provided by investing activities	(18,217)	46,402

FINANCING ACTIVITIES:
Repayments of long-term debt	(211)	(195)
Dividends paid	(17,056)	(16,628)
Issuance of stock, net	369	243
Proceeds from exercise of stock options	626	8,885
Excess tax benefits from stock-based payment arrangements	20	-
Net cash used in financing activities	(16,252)	(7,695)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(9,772)	56,460
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	86,267	101,314
CASH AND EQUIVALENTS, END OF PERIOD	$76,495	$157,774

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2006	70,998	$710	$286,985	$666	$97,350	$385,711

Comprehensive income:
Net income					15,138	15,138
Translation adjustment				121		121
Unrealized holding gain, net of tax				222		222
Total comprehensive income						401,192

Stock issuances, net	28		334			334
Exercise of stock options	51	1	625			626
Excess tax benefits from stock based
payment arrangements			20			20
Dividends paid			278		(17,334)	(17,056)
Stock compensation costs			2,085			2,085
Adjustment to apply FIN 48					(1,502)	(1,502)
Balance, March 31, 2007	71,077	$711	$290,327	$1,009	$93,652	$385,699

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

Live and Televised Entertainment

  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of television advertising and sponsorships, and fees for viewing our pay-per-view and video on demand programming.

Consumer Products

  Revenues consist principally of the direct sales of WWE produced home videos and magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and books.

Digital Media

  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and various broadband and mobile content.

WWE Films

  Consists of the production and distribution of filmed entertainment featuring our Superstars. Two feature films were released in 2006, however, no revenues have been recorded to date as we do not participate in revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Transition Report on Form 10-K for the period ended December 31, 2006.

     Beginning on January 1, 2007, we switched its fiscal periods to a calendar basis with a fiscal year end on December 31. All references to years in this report relate to calendar years.

     World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for us on January 1, 2008. We are currently assessing the potential effect of SFAS 157 on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement 115 (SFAS 159). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008. We are currently assessing the potential effect of SFAS 159 on our financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. As a result of the implementation of FIN 48 on January 1, 2007, we recognized a $1,502 increase in the liability for unrecognized income tax benefits, with a corresponding decrease in the opening balance of retained earnings.

     At the adoption date of January 1, 2007, we had $10,382 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have $10,848 of unrecognized tax benefits.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $2,625 of accrued interest related to uncertain tax positions as of March 31, 2007.

     We file income tax returns in the U.S., various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2004.

     As of March 31, 2007, we do not have any tax positions for which management believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

2. Share Based Compensation

     Effective May 1, 2006, we adopted SFAS 123(R) using the modified prospective method. Prior to May 1, 2006, we accounted for stock option grants using the intrinsic value method. Compensation expense relating to restricted stock unit grants was recognized over the period during which the employee rendered service to the Company necessary to earn the award. In accordance with the modified prospective method, results for prior periods have not been restated. Stock based compensation cost was approximately $2,118 and $1,408 for the three months ended March 31, 2007 and 2006, respectively. We have not issued options since June 2004.

     World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     The following table summarizes option activity as of March 31, 2007 and changes during the period then ended:

		Weighted
		Average
	Number of	Exercise
Activity	Options	Price
Outstanding as of January 1, 2007	1,715,300	$13.14
Granted	-
Exercised	(50,963)	$12.28
Cancelled or expired	(10,084)	$11.73
Outstanding as of March 31, 2007	1,654,253	$13.17
Exercisable as of March 31, 2007	1,326,961	$13.35

     The following table summarizes restricted stock unit activity as of March 31, 2007 and changes during the period then ended:

		Weighted
	Number of	Average
	Restricted Stock	Grant Date
Activity	Units	Fair Value
Outstanding as of January 1, 2007	1,087,138	$14.60
Granted	75,000	$16.16
Vested	(5,645)	$14.76
Dividends	17,551	$15.82
Outstanding as of March 31, 2007	1,174,044

     Total compensation cost related to the grants, based on the estimated value of the units on the grant date is $1,212 and is being amortized over the vesting period, which is three years.

     The following table provides relevant information as to reported results for the three months ended March 31, 2006 under our intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied:

		For the Three
		Months Ended
		March 31, 2006
Reported income from continuing operations		$9,454
Add:	Stock-based employee compensation expense
	included in reported income from
	operations, net of related tax effects	873
Deduct:	Total stock-based employee compensation
	expense determined under fair value based
	method for all awards, net of related tax effects	(1,044)
Pro forma income from operations		$9,283
Reported basic earnings from operations per common share		$0.14
Reported diluted earnings from operations per common share		$0.13
Pro forma basic and diluted earnings from operations per common share		$0.13

     World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

3. Stockholders’ Equity

     We paid quarterly dividends of $0.24 per share, or $17,056 and $16,628 on all Class A and Class B common shares for the three months ended March 31, 2007 and 2006, respectively.

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended
	March 31,	March 31,
	2007	2006
Basic	71,041,026	69,884,619
Diluted	71,853,121	70,940,265
Dilutive effect of outstanding options and restricted stock units	812,095	1,055,646
Anti-dilutive outstanding options	277,000	306,000

5. Segment Information

     During 2006, we expanded the number of our reportable segments to four in order better to reflect the manner in which management analyzes our performance including our digital media businesses and the production of feature films. We have also reclassified certain other operations between the reportable segments. All prior year segment information has been adjusted to reflect the current presentation. We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. Revenues derived from sales outside of North America were approximately $24,072 and $24,113 for the three months ended March 31, 2007 and 2006, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three months ended
	March 31, 2007	March 31, 2006
Net revenues:
Live and Televised Entertainment	$63,045	$61,351
Consumer Products	37,397	28,855
Digital Media	6,949	4,872
WWE Films	—	—
Total net revenues	$107,391	$95,078
Depreciation and amortization:
Live and Televised Entertainment	$910	$920
Consumer Products	419	507
Digital Media	208	210
WWE Films	—	—
Corporate	815	737
Total depreciation and amortization	$2,352	$2,374

Operating income:
Live and Televised Entertainment	$20,502	$21,022
Consumer Products	22,078	17,016
Digital Media	291	150
WWE Films	(457)	(491)
Corporate	(21,833)	(23,407)
Total operating income	$20,581	$14,290

     World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

		As of
		March 31,	December 31,
		2007	2006
Assets:
	Live and Televised Entertainment	$92,621	$77,083
	Consumer Products	10,194	14,982
	Digital Media	6,775	6,128
	WWE Films	57,728	56,299
	Unallocated	293,979	298,793
	Total assets	$461,297	$453,285

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2007	2006
Land, buildings and improvements	$56,401	$56,084
Equipment	46,929	45,752
Corporate aircraft	20,829	20,829
Vehicles	634	634
	124,793	123,299
Less accumulated depreciation and amortization	(57,266)	(55,327)
Total	$67,527	$67,972

     Depreciation and amortization expense for property and equipment was $1,933 for the three months ended March 31, 2007 as compared to $1,867 for the three months ended March 31, 2006.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	March 31,	December 31,
	2007	2006
Feature film productions:
In release	$33,355	$34,104
Completed but not released	19,961	18,558
In development	962	898
Total	$54,278	$53,560

     Two of our feature films, See No Evil and The Marine, were released in 2006. See No Evil achieved more than $15,000 in gross domestic box office receipts while The Marine has achieved more than $18,800 in gross domestic box office receipts. Our third feature film, The Condemned, was released domestically on April 27, 2007, subsequent to the end of our first quarter.

     We estimate that approximately 56% of “In release” film production assets to be amortized over the next twelve months. Approximately 80% of “In release” film production assets are estimated to be amortized over the next three years.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of March 31, 2007, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     In addition to the capitalized production costs related for these three films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned. We did not expense any previously capitalized development costs related to abandoned projects during the three months ended March 31, 2007. During the three months ended March 31, 2006 we expensed $197 of previously capitalized development costs for abandoned projects.

8. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years.

     Intangible assets consisted of the following:

	As of
	March 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$ 7,366	$(5,297)	$2,069
Trademarks and trade names	3,708	(2,806)	902
	$11,074	$(8,103)	$2,971

	As of
	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$ 7,304	$(5,077)	$2,227
Trademarks and trade names	3,708	(2,607)	1,101
	$11,012	$(7,684)	$3,328

     Amortization expense was $419 for the three ended March 31, 2007 compared to $507 for the three months ended March 31, 2006.

     The following table presents estimated future amortization expense:

For the year ending December 31, 2007	$926
For the year ending December 31, 2008	1,227
For the year ending December 31, 2009	816
For the year ending December 31, 2010	2
$2,971

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

9. Short-term Investments

     Short-term investments consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007
		Unrealized
		Holding	Fair
	Cost	Loss	Value
Fixed-income mutual funds and other	$90,832	$ (2,748)	$88,084
Municipal auction rate securities	90,825	—	90,825
Total	$181,657	$ (2,748)	$178,909

	December 31, 2006
		Unrealized
		Holding	Fair
	Cost	Loss	Value
Fixed-income mutual funds and other	$89,990	$ (3,101)	$86,889
Municipal auction rate securities	75,000	—	75,000
Total	$164,990	$ (3,101)	$161,889

10. Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the fiscal period ended December 31, 2006, except as follows:

     By order and judgment dated April 2, 2007, the English Court of Appeals reversed the High Court, ruling that the Fund is not entitled in point of law to seek so-called Wrotham Park theory of damages, finding that the Fund’s attempt to do so constituted an “abuse of process” under English law. On May 1, 2007, the Fund filed a petition to the House of Lords for leave to appeal the judgment of the Court of Appeals.

Shenker & Associates; THQ/Jakks

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the fiscal period ended December 31, 2006, except as follows:

     With regard to the Shenker & Associates matter, on May 1, 2007, Stanley Shenker and Jim Bell were sentenced by the United States District Court for the District of Connecticut in connection with their criminal conduct directed towards us, for which they previously pled guilty. Shenker was sentenced to thirty-three months in prison and Bell was sentenced to eight months in prison. As a part of his sentencing, Shenker was ordered to make restitution to the Company in the amount of approximately $2,800. While a payment and transfer of assets valued at approximately $775 must be made by Shenker within 14 days of the entry of the Court’s order, no assurances can be given that the Company will be successful in collecting the entire $2,800.

     With regard to the Connecticut state court matter, on March 30, 2007, we filed a motion to cite in and to amend complaint in order to add new claims against the existing defendants, THQ, Inc. and THQ/Jakks Pacific, LLC, and new defendants, Jakks Pacific, Inc., Jack Friedman, Steve Berman, Joel Bennett, Brian Farrell, Stanley Shenker and Associates, Inc., and Shenker. The new claims relate to the defendants’ conduct in connection with the procurement of the WWE videogame license in 1998. The case has been scheduled for trial in October 2008.

     World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

IPO Class Action

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the fiscal period ended December 31, 2006.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

     As previously disclosed, we changed our financial reporting to a calendar basis beginning with calendar year 2007. This change is intended to simplify our communication with shareholders and enables us to report our financial results in a timeframe consistent with the majority of our media and entertainment peers.

     In 2006, we expanded the number of our reportable segments to four in order to better reflect the manner in which management analyzes our performance, including our digital media businesses and the production of feature films. We have also reclassified certain other operations between the reportable segments. All prior year information has been adjusted to reflect the current presentation. The following analysis outlines all material activities contained within each segment.

Live and Televised Entertainment

  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of television advertising and sponsorships, and fees for viewing our pay-per-view and video on demand programming.

 Consumer Products

  Revenues consist principally of direct sales of WWE produced home videos and magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and books.

 Digital Media

  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and various broadband and mobile content.

WWE Films

  Consists of the production and distribution of filmed entertainment featuring our Superstars. Two feature films were released in 2006, however, no revenues have been recorded to date as we do not participate in revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.

Results of Operations

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
(Dollars in millions, except as noted)

Summary

	March 31,	March 31,	better
Net Revenues	2007	2006	(worse)
Live and Televised Entertainment	$63.0	61.3	3%
Consumer Products	37.4	28.9	29%
Digital Media	7.0	4.9	43%
WWE Films	—	—	—
Total	$107.4	$ 95.1	13%

	March 31,	March 31,	better
Cost of Revenues:	2007	2006	(worse)
Live and Televised Entertainment	$39.3	$37.5	(5)%
Consumer Products	13.8	10.4	(33)%
Digital Media	5.0	3.5	(43)%
WWE Films	—	—	—
Total	$58.1	$51.4	(13)%
Profit contribution margin	46%	46%

	March 31,	March 31,	better
Operating Income:	2007	2006	(worse)
Live and Televised Entertainment	$20.5	$21.0	(2)%
Consumer Products	22.1	17.0	30%
Digital Media	0.3	0.1	200%
WWE Films	(0.5)	(0.5)	—
Corporate	(21.8)	(23.3)	6%
Total operating income	$20.6	$14.3	44%
Net income	$15.1	$9.5	59%

     Our Live and Televised Entertainment segment revenues benefited from an increase in our North American attendance and sales of merchandise at these live events. This increase was offset, in part, by a decline in pay-per-view related revenues. Our Consumer Products segment reflected a 55% increase in licensing based revenues, specifically from strong sales of our SmackDown vs. Raw 2007 videogame. The increase in revenues for our Digital Media segment reflects a 64% increase in the number of orders processed for our WWESHOP.com e-commerce site.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	March 31,	March 31,	better
Live and Televised Entertainment Revenues	2007	2006	(worse)
Live events	$18.2	$17.0	7%
Number of North American events	63	61	3%
Average North American attendance	6,900	6,000	15%
Average North American ticket price (dollars)	$36.30	$33.63	8%
Number of international events	8	11	(27)%
Average international attendance	9,300	12,200	(24)%
Average international ticket price (dollars)	NA *	$73.89	NA
Venue merchandise	$5.2	$4.4	18%
Domestic per capita spending (dollars)	$11.32	$10.49	8%

Pay-per-view	$15.8	$17.1	(8)%
Number of pay-per-view events	3	3	—
Number of buys from pay-per-view events	900,800	1,183,200	(24)%
Average revenue per buy (dollars)	$16.05	$13.95	15%
Domestic retail price (dollars)	$39.95	$34.95	14%

Television advertising	$0.9	$1.8	(50)%

Television rights fees
Domestic	$13.9	$12.9	8%
International	$8.0	$7.8	3%
Other	$1.0	$0.3	233%
Total	$63.0	$61.3	3%

Ratings
Average weekly household ratings for Raw	4.1	4.2	(2)%
Average weekly household ratings for SmackDown	2.9	2.9	—
Average weekly household ratings for ECW	1.6	NA	NA

     * International events in the current quarter were buy-out deals with guaranteed revenues. Therefore, the calculation of an average ticket price is not applicable.

	March 31,	March 31,	better
Cost of Revenues-Live and Televised Entertainment	2007	2006	(worse)
Live events	$13.0	$12.3	(6)%
Venue merchandise	3.3	3.3	—
Pay-per-view	5.5	6.4	14%
Advertising	0.1	0.4	75%
Television	15.5	13.1	(18)%
Other	1.9	2.0	5%
Total	$39.3	$37.5	(5)%
Profit contribution margin	38%	39%

     Live events revenues increased primarily as a result of a 15% increase in attendance at our North American events and an 8% increase in the average ticket price at these events. The eight international events performed in the current quarter were constructed as buy-out deals with local promoters that provided us with guaranteed revenues and limited the potential risk of performing these events in emerging markets. In the prior year, seven of the international events performed were constructed as these buy-out deals. The profit contribution margin remained unchanged at 28% in the current year quarter as compared to the prior year quarter.

     Venue merchandise revenues increased 18% from the prior year quarter due to a 15% increase in attendance at our North American events combined with an 8% increase in the per capita spend by our fans. Venue merchandise cost of revenues remained essentially flat as the profit contribution margin increased 11% to 36% for the quarter ended March 31, 2007 as compared to the prior year quarter.

     Pay-per-view revenues decreased $1.3 million in the current quarter. The domestic retail price of our pay-per-view events was increased from $34.95 to $39.95 in July 2006, to bring the retail price more in line with similar events. Pay-per-view buys for the three events that occurred in current quarter declined by approximately 13% as compared to the prior year quarter. This decline in buys was offset, in part, by the higher retail price. Pay-per-view costs of revenues declined in the current quarter due to a reduction in consumer advertising expenses. The profit contribution margin for pay-per-view increased slightly to 65% in the current quarter. Our premiere pay-per-view event, WrestleMania 23, occurred on April 1, 2007, subsequent to the end of our fiscal quarter. As such, the results for WrestleMania 23 and WrestleMania 22, which occurred on April 2, 2006, are recorded in our second fiscal quarter.

     Advertising revenues decreased by approximately 50% from the prior year quarter. Advertising revenues for the current quarter are primarily comprised of the sale of advertising on our Canadian television programs and sponsorships. The decline in advertising revenues, and the corresponding decline in the advertising cost of revenues, was primarily due to the absence of sponsorship related activities in the current quarter.

     The increase in domestic television rights fees was primarily due to the rights fees received for our ECW programming in the current quarter which were not present in the prior year. The $2.4 million increase in television cost of revenues is due to an overall increase in the costs incurred to produce televised events, partially due to additional direct costs for the production of our weekly ECW television program.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	March 31,	March 31,	better
Consumer Products Revenues	2007	2006	(worse)
Licensing	$20.6	$13.3	55%
Magazine publishing	$2.9	$3.0	(3)%
Net units sold	933,900	1,069,600	(13)%
Home video	$13.4	$12.4	8%
Gross DVD units shipped	1,083,600	680,000	59%
Other	$0.5	$0.2	150%
Total	$37.4	$28.9	29%

	March 31,	March 31,	better
Cost of Revenues-Consumer Products	2007	2006	(worse)
Licensing	$5.5	$3.6	(53)%
Magazine publishing	2.3	2.0	(15)%
Home video	5.8	4.6	(26)%
Other	0.2	0.2	—
Total	$13.8	$10.4	(33)%
Profit contribution margin	63%	64%

     Licensing revenues increased, in part, due to higher royalties earned related to sales of videogames and toys in the current quarter. Videogame revenues increased by approximately $4.3 million in the current quarter, reflecting the success of our SmackDown vs. Raw 2007 title. In addition, royalties earned from the sales of our toys increased by approximately $1.9 million in the current quarter. The increase in the licensing cost of revenues was due to higher commissions paid to international licensing agents and amounts paid to our talent.

     Magazine publishing revenue declined slightly in the current quarter. In July 2006, we began publishing a new magazine titled WWE Magazine that replaced our two former Raw and SmackDown magazines. We published three magazines in the current quarter as compared to six magazines in the prior year quarter. We also published one special edition magazine in the current quarter as compared to three specials in the prior year quarter. The increase in editorial associated with WWE Magazine generated the higher magazine publishing cost of revenues.

     Home video revenues increased by 8%, led by the successful release of the three-disc The New and Improved DX, which shipped more than 140,000 gross units. Home video cost of revenues increased 26% due to higher duplication and distribution fees associated with selling a greater volume of home videos as well as an increase in the amount spent on advertising our home video products. This increase in expenses led to a decrease in the profit contribution margin to 57% in the current period as compared to 63% in the prior year quarter.

     The following chart provides performance results and key drivers for our Digital Media segment:

	March 31,	March 31,	better
Digital Media Revenues	2007	2006	(worse)
WWE.com	$2.8	$2.2	27%
WWEShop	4.0	2.6	54%
Average revenues per order (dollars)	$48.65	$49.52	(2)%
Other	0.2	0.1	50%
Total	$7.0	$4.9	43%

	March 31,	March 31,	better
Cost of Revenues-Digital Media	2007	2006	(worse)
WWE.com	$2.0	$1.5	(33)%
WWEShop	2.8	2.0	(40)%
Other	0.2	—	NA
Total	$5.0	$3.5	(43)%
Profit contribution margin	29%	29%

     WWE.com revenues increased primarily due to additional wireless content. In March 2007, we announced a multi-year deal with AT&T Wireless to provide exclusive WWE content, including videos and ring tones. The increase in wwe.com cost of revenues reflects additional infrastructure costs to operate the various web-based activities.

     WWEShop revenues increased due to a 64% increase in the number of orders processed to over 82,000 in the current quarter. The increase in the number of orders processed was also the primary driver of the increase in WWEShop cost of revenues in the current quarter.

WWE Films

     We do not participate in film revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us. Accordingly, no revenues have been recorded to date for our two feature films that were released in 2006, See No Evil and The Marine. During the three months ended March 31, 2007 we spent approximately $0.7 million for the production of our third feature film, The Condemned, and other feature film projects in development. The Condemned was released domestically in April 2007, subsequent to the end of our first quarter. As of March 31, 2007, capitalized film development costs were approximately $54.3 million.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	March 31,	March 31,	better
	2007	2006	(worse)
Staff related	$12.6	$13.1	4%
Legal, accounting and other professional	3.2	3.3	3%
Stock compensation costs	2.1	1.4	(50)%
Advertising and promotion	1.3	1.9	32%
Bad debt	(0.1)	0.3	133%
All other	7.3	7.0	(4)%
Total SG&A	$26.4	$27.0	2%
SG&A as a percentage of net revenues	25%	28%

     Stock compensation expense in the current quarter includes $1.9 million of expenses related to the amortization of restricted stock unit grants and $0.2 million of expenses related to stock options. Stock compensation expense in the prior year quarter relates only to the amortization of the fair value of restricted stock unit grants issued to employees under our 1999 Long-Term Incentive Plan. As previously disclosed, we adopted the provisions of SFAS 123(R) on May 1, 2006 requiring compensation expense to be recorded for stock options. The positive amount in bad debt expense reflects a positive adjustment to the reserve for an item previously deemed uncollectible.

	March 31,	March 31,	better
	2007	2006	(worse)
Depreciation and amortization	$2.3	$2.4	4%

Investment income, net	$2.3	$2.0	15%

The increase reflects higher short term interest rates as compared to the prior year.

Interest expense	$0.1	$0.1	—

	March 31,	March 31,
	2007	2006
Provision for income taxes	$8.1	$7.7	(5)%
Effective tax rate	35%	45%

     The prior year effective tax rate reflects a provision for state and local examinations.

Liquidity and Capital Resources

     Cash flows from operating activities for the three months ended March 31, 2007 and March 31, 2006 were $24.7 million and $17.8 million, respectively. Working capital, consisting of current assets less current liabilities, was $264.5 million as of March 31, 2007 and $255.3 million as of December 31, 2006.

     Cash flows used by investing activities were $18.2 million for three months ended March 31, 2007 and cash flows provided by investing activities were $46.4 million for the three months ended March 31, 2006. Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. Capital expenditures for the three months ended March 31, 2007 were $1.5 million as compared to $1.8 million for the three months ended March 31, 2006. Capital expenditures for the remainder of 2007 are estimated to range between $20.0 million and $25.0 million, reflecting significant projects related to television equipment, including the implementation of high definition broadcasting. Additional projects include wireless content delivery and video management systems and building improvements.

     Cash flows used in financing activities were $16.3 million and $7.7 million for the three months ended March 31, 2007 and March 31, 2006, respectively. Total dividend payments on all Class A and Class B common shares in the three month period ended March 31, 2007 were approximately $17.1 million as compared to $16.6 million in the prior year period ended March 31, 2006. Cash payments for dividends for the remainder of 2007 are estimated to range between $50.0 million and $55.0 million.

Contractual Obligations

     In addition to long-term debt, we have entered into various other contracts under which we are required to make guaranteed payments, including:

  Various operating leases for office space and equipment.

  Employment contract with Vincent K. McMahon, which runs through October 2008, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract. Mr. McMahon is currently waiving all of his compensation under these agreements, except for a salary of $850,000 per year beginning in January 2007.

  Employment contract with Linda E. McMahon, which runs through October 2007, with annual renewals thereafter if not terminated by us or Mrs. McMahon. Mrs. McMahon is currently waiving all of her compensation under these agreements, except for a salary of $500,000 beginning in January 2007.

  Other employment contracts which are generally for one-to six-year terms.

  Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.

     Our aggregate minimum payment obligations under these contracts as of March 31, 2007 were as follows:

	Payments due by period
	($ in millions)
				After
	12/31/07	2008 to 2010	2011 to 2012	2012	Total
Long-term debt (including interest expense)	$1.0	$4.0	$2.7	$0.4	$8.1
Operating leases	0.7	1.9	1.0	1.3	4.9
Talent, employment agreements and other
commitments	13.0	15.9	3.8	11.8	44.5
Total commitments	$14.7	$21.8	$7.5	$13.5	$57.5

     The non-current tax liability of $10.8 million is not included in the table above.

     We believe that cash generated from operations and our existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and payment of quarterly dividends.

Application of Critical Accounting Policies

     There have been no additional changes to our accounting policies that were previously disclosed in our Transition Report on Form 10-K for our fiscal period ended December 31, 2006 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of
	March 31, 2007	December 31, 2006
Pay-per-view accounts receivable	$15.8 million	$19.6 million
Home video reserve for returns	$6.4 million	$8.5 million
Publishing newsstand reserve for returns	$3.4 million	$4.1 million
Allowance for doubtful accounts	$2.0 million	$2.1 million
Inventory obsolescence reserve	$5.5 million	$4.9 million

Recent Accounting Pronouncements

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

     Our investment portfolio currently consists primarily of fixed-income mutual funds and municipal auction rate securities, with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than one year.

Item 4. Controls and Procedures

     Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting, and our Chairman, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007. No change in internal control over financial reporting occurred during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: May 3, 2007	By:	/s/ Frank G. Serpe
Frank G. Serpe
Chief Financial Officer