Form 10-Q
period 2007-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2007-08-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

At July 20, 2007 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 23,830,184 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

Page #
Part I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
Consolidated Income Statements for the three and six months ended June 30, 2007
and June 30, 2006	2
Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
Consolidated Statements of Cash Flows for the six months ended June 30, 2007
and June 30, 2006	4
Consolidated Statement of Stockholders’ Equity and Comprehensive
Income for the six months ended June 30, 2007	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
Part II – OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits	26
Signature	28

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net revenues	$137,511	$119,339	$244,902	$214,417

Cost of revenues	100,524	72,955	158,621	124,375
Selling, general and administrative expenses	25,008	22,979	51,369	49,973
Depreciation and amortization	2,252	2,038	4,604	4,412

Operating income	9,727	21,367	30,308	35,657

Investment income, net	1,681	1,806	3,979	3,804
Interest expense	126	138	234	280
Other (expense)/income, net	(60)	13	346	997

Income before income taxes	11,222	23,048	34,399	40,178

Provision for income taxes	4,176	8,381	12,215	16,057

Net income	$7,046	$14,667	$22,184	$24,121

Earnings per share – Basic and Diluted
Net income	$0.10	$0.21	$0.31	$0.34

Weighted average common shares outstanding:

Basic	71,307	71,176	71,176	69,952
Diluted	72,145	71,397	71,949	70,409

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of	As of
	June 30,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and equivalents	$82,367	$86,267
Short-term investments	183,789	161,889
Accounts receivable, net	54,608	52,113
Inventory, net	3,309	3,049
Prepaid expenses and other current assets	19,856	13,803
Total current assets	343,929	317,121

PROPERTY AND EQUIPMENT, NET	66,678	67,972
FEATURE FILM PRODUCTION ASSETS	39,273	53,560
INTANGIBLE ASSETS, NET	2,761	3,328
OTHER ASSETS	13,557	11,304
TOTAL ASSETS	$466,198	$453,285

CURRENT LIABILITIES:
Current portion of long-term debt	$894	$862
Accounts payable	14,890	14,909
Accrued expenses and other liabilities	31,272	25,837
Deferred income	18,660	20,166
Total current liabilities	65,716	61,774

LONG-TERM DEBT	5,345	5,800
NON-CURRENT TAX LIABILITY	11,130	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	238	233
Class B common stock	477	477
Additional paid-in capital	298,440	286,985
Accumulated other comprehensive income	1,552	666
Retained earnings	83,300	97,350
Total stockholders' equity	384,007	385,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$466,198	$453,285

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$22,184	$24,121
Adjustments to reconcile net income to net cash provided
by operating activities:
Write-off of feature film production assets	15,919	-
Revaluation of warrants	(117)	(714)
Depreciation and amortization	4,604	4,412
Realized loss on sale of investments	730	1,029
Amortization of investment income	(247)	(776)
Stock compensation costs	4,218	2,795
Provision for doubtful accounts	(573)	101
Provision for inventory obsolescence	1,090	1,119
Benefit for deferred income taxes	(1,636)	(1,754)
Excess tax benefits from stock-based payment arrangements	(795)	(1,475)
Changes in assets and liabilities:
Accounts receivable	(1,923)	75
Inventory	(1,350)	(1,658)
Prepaid expenses and other assets	3,508	3,156
Feature film production assets	(1,631)	(10,737)
Accounts payable	(18)	(1,654)
Accrued expenses and other liabilities	6,070	4,298
Deferred income	(1,259)	(1,299)
Net cash provided by operating activities	48,774	21,039

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,578)	(4,629)
Purchase of film library assets	(166)	(2,264)
Purchase of short-term investments	(79,695)	(20,154)
Proceeds from sales or maturities of short-term investments	57,275	101,615
Net cash (used in) provided by investing activities	(25,164)	74,568

FINANCING ACTIVITIES:
Repayments of long-term debt	(422)	(391)
Dividends paid	(34,214)	(33,583)
Issuance of stock, net	438	305
Proceeds from exercise of stock options	5,893	12,753
Excess tax benefits from stock-based payment arrangements	795	1,475
Net cash used in financing activities	(27,510)	(19,441)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(3,900)	76,166
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	86,267	101,314
CASH AND EQUIVALENTS, END OF PERIOD	$82,367	$177,480

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2006	70,998	$710	$286,985	$666	$97,350	$385,711

Comprehensive income:
Net income					22,184	22,184
Translation adjustment				788		788
Unrealized holding gain, net of tax				(354)		(354)
Reclassification adjustment for losses
realized in net income, net of tax				452		452
Total comprehensive income						23,070

Stock issuances, net	72	1	35			36
Exercise of stock options	446	4	5,889			5,893
Excess tax benefits from stock based
payment arrangements			795			795
Dividends paid			518		(34,732)	(34,214)
Stock compensation costs			4,218			4,218
Adjustment to apply FIN 48					(1,502)	(1,502)
Balance, June 30, 2007	71,516	$715	$298,440	$1,552	$83,300	$384,007

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

WWE Films

  Consists of the production and distribution of filmed entertainment featuring our Superstars. Two feature films were released in 2006 and one film was released in 2007, however, no revenues have been recorded to date as we do not participate in revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the transition period ended December 31, 2006.

     Beginning on January 1, 2007, we switched our fiscal periods to a calendar basis with a fiscal year end on December 31. All references to years in this report relate to calendar years.

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

     At the adoption date of January 1, 2007, we had $10,382 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, we have $11,130 of unrecognized tax benefits.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $2,831 of accrued interest related to uncertain tax positions as of June 30, 2007.

We file income tax returns in the U.S., various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2004.

As of June 30, 2007, we do not have any tax positions for which management believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

2. Share Based Compensation

     Effective May 1, 2006, we adopted SFAS 123(R) using the modified prospective method. Prior to May 1, 2006, we accounted for stock option grants using the intrinsic value method. Compensation expense relating to restricted stock unit grants was recognized over the period during which the employee rendered service to the Company necessary to earn the award. In accordance with the modified prospective method, results for prior periods have not been restated. Stock based compensation cost was approximately $2,124 and $1,387 for the three months ended June 30, 2007 and 2006, respectively, and $4,242 and $2,795 for the six months ended June 30, 2007 and 2006, respectively. We have not issued options since June 2004.

     The following table summarizes option activity as of June 30, 2007 and changes during the period then ended:

		Weighted
		Average
	Number of	Exercise
Activity	Options	Price
Outstanding as of January 1, 2007	1,715,300	$13.14
Granted	-
Exercised	(446,147)	$13.21
Cancelled or expired	(44,502)	$12.65
Outstanding as of June 30, 2007	1,224,651	$13.43
Exercisable as of June 30, 2007	1,014,106	$12.46

     The following table summarizes restricted stock unit activity as of June 30, 2007 and changes during the period then ended:

		Weighted
	Number of	Average
	Restricted Stock	Grant Date
Activity	Units	Fair Value
Outstanding as of January 1, 2007	1,087,138	$14.60
Granted	90,000	$16.53
Vested	(66,078)	$17.56
Forfeitures	(112,821)	$14.93
Dividends	32,430	$15.94
Outstanding as of June 30, 2007	1,030,669	$15.22

     Total compensation cost related to the grants, based on the estimated value of the units on the grant date is $1,487 and is being amortized over the vesting period, which is three years.

     The following table provides relevant information as to reported results for the three months ended June 30, 2006 under our intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied:

		For the Three
		Months Ended
		June 30, 2006
Reported income from operations		$14,667
Add:	Stock-based employee compensation expense
	included in reported income from
	operations, net of related tax effects	860
Deduct:	Total stock-based employee compensation
	expense determined under fair value based
	method for all awards, net of related tax effects	(1,043)
Pro forma income from operations		$14,484
Reported basic and diluted earnings from operations per common share		$0.21
Pro forma basic and diluted earnings from operations per common share		$0.21

3. Stockholders’ Equity

     We paid quarterly dividends of $0.24 per share on all Class A and Class B common shares, or $17,158 and $34,214 for the three and six months ended June 30, 2007, respectively, and $16,955 and $33,583 for the three and six months ended June 30, 2006, respectively.

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Basic	71,307,423	71,176,246	71,175,704	69,952,083
Diluted	72,145,790	71,397,862	71,948,938	70,409,137
Dilutive effect of outstanding options and restricted stock units	837,188	656,351	773,234	642,252
Anti-dilutive outstanding options	-	10,292	174,400	277,700

5. Segment Information

     During 2006, we expanded the number of our reportable segments to four in order to better to reflect the manner in which management analyzes our performance, including our digital media businesses and the production of feature films. We have also reclassified certain other operations between the reportable segments. All prior year segment information has been adjusted to reflect the current presentation. We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $33,397 and $57,469 for the three and six months ended June 30, 2007, respectively, and $28,181 and $52,294 for the three and six months ended June 30, 2006, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net revenues:
Live and Televised Entertainment	$102,884	$92,597	$165,928	$153,948
Consumer Products	26,449	20,408	63,846	49,264
Digital Media	8,178	6,333	15,127	11,205
WWE Films	-	-	-	-
Total net revenues	$137,511	$119,339	$244,902	$214,417
Depreciation and amortization:
Live and Televised Entertainment	$903	$869	$1,813	$1,789
Consumer Products	314	340	733	847
Digital Media	207	108	416	317
WWE Films	-	-	-	-
Corporate	828	721	1,642	1,459
Total depreciation and amortization	$2,252	$2,038	$4,604	$4,412
Operating income:
Live and Televised Entertainment	$30,370	$29,990	$50,871	$51,012
Consumer Products	14,018	9,425	36,097	26,442
Digital Media	1,947	1,222	2,238	1,372
WWE Films	(16,406)	(407)	(16,863)	(897)
Corporate	(20,202)	(18,864)	(42,036)	(42,271)
Total operating income	$9,727	$21,367	$30,308	$35,657

		As of
		June 30,	December 31,
		2007	2006
Assets:
	Live and Televised Entertainment	$90,252	$77,083
	Consumer Products	11,735	14,982
	Digital Media	7,234	6,128
	WWE Films	39,273	56,299
	Unallocated	317,704	298,793
	Total assets	$466,198	$453,285

6. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2007	2006
Land, buildings and improvements	$56,808	$56,084
Equipment	47,647	45,752
Corporate aircraft	20,829	20,829
Vehicles	634	634
	125,918	123,299
Less accumulated depreciation and amortization	(59,240)	(55,327)
Total	$66,678	$67,972

     Depreciation and amortization expense for property and equipment was $1,938 and $3,871 for the three and six months ended June 30, 2007, respectively, as compared to $1,698 and $3,565 for the three and six months ended June 30, 2006, respectively.

7. Feature Film Production Assets

Feature film production assets are summarized as follows:

	As of
	June 30,	December 31,
	2007	2006
Feature film productions:
In release	$37,979	$34,104
Completed but not released	-	18,558
In development	1,294	898
Total	$39,273	$53,560

     Two of our feature films, See No Evil and The Marine, were released in 2006. See No Evil achieved more than $15,000 in gross domestic box office receipts while The Marine, has achieved more than $18,800 in gross domestic box office receipts. Our third feature film, The Condemned, was released domestically on April 27, 2007 and achieved more than $7,300 in gross domestic box office receipts to-date.

     Approximately 56% of “In release” film production assets are estimated to be amortized over the next twelve months. Approximately 80% of “In release” film production assets are estimated to be amortized over the next three years.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. During the three months ended June 30, 2007 we recorded an asset impairment charge of $15,662, which reflects our updated expectations related to the performance of The Condemned. As of June 30, 2007, we do not believe any additional capitalized assets included in Feature Film Production Assets are impaired.

     In addition to the capitalized production costs related for these three films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned. During the three and six months ended June 30, 2007 we expensed $257 of previously capitalized development costs for abandoned projects. There were no costs incurred in the prior year for abandoned projects.

8. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years.

     Intangible assets consisted of the following:

	As of
	June 30, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,470	$(5,524)	$1,946
Trademarks and trade names	3,708	(2,893)	815
	$11,178	$(8,417)	$2,761

	As of
	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,304	$(5,077)	$2,227
Trademarks and trade names	3,708	(2,607)	1,101
	$11,012	$(7,684)	$3,328

     Amortization expense was $314 and $733 for the three and six months ended June 30, 2007, respectively, as compared to $340 and $847 for the three and six months ended June 30, 2006, respectively.

     The following table presents estimated future amortization expense:

For the year ending December 31, 2007	$635
For the year ending December 31, 2008	1,261
For the year ending December 31, 2009	851
For the year ending December 31, 2010	14
$2,761

9. Short-term Investments

     Short-term investments consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007
		Unrealized
		Holding	Fair
	Cost	Loss	Value
Fixed-income mutual funds and other	$76,056	$(2,892)	$73,164
Municipal auction rate securities	110,625	-	110,625
Total	$186,681	$(2,892)	$183,789

	December 31, 2006
		Unrealized
		Holding	Fair
	Cost	Loss	Value
Fixed-income mutual funds and other	$89,990	$(3,101)	$86,889
Municipal auction rate securities	75,000	—	75,000
Total	$164,990	$(3,101)	$161,889

10. Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the fiscal period ended December 31, 2006, except as follows:

By order and judgment dated April 2, 2007, the English Court of Appeals reversed the High Court, ruling that the Fund is not entitled in point of law to seek restitutionary damages against us. On May 1, 2007, the Fund filed a petition to the House of Lords for leave to appeal the judgment of the Court of Appeals. On June 28, 2007, the House of Lords refused to grant leave to appeal.

Shenker & Associates; THQ/Jakks

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the fiscal period ended December 31, 2006, except as follows:

With regard to the Shenker & Associates matter, on May 1, 2007, Stanley Shenker and Jim Bell were sentenced by the United States District Court for the District of Connecticut in connection with their criminal conduct directed towards us, for which they previously pled guilty. Shenker was sentenced to thirty-three months in prison and Bell was sentenced to eight months in prison. We have received approximately $0.8 million out of the previously reported $2.8 million that Shenker is required as a part of his sentencing to pay to us as restitution. No assurances can be given that we will be successful in collecting the entire $2.8 million.

With regard to the Connecticut state court matter, on March 30, 2007, we filed a motion to cite in and to amend complaint in order to add new claims against the existing defendants, THQ, Inc. and THQ/Jakks Pacific, LLC, and new defendants, Jakks Pacific, Inc., Jack Friedman, Steve Berman, Joel Bennett, Brian Farrell, and Stanley Shenker and Associates, Inc., and Shenker. The new claims relate to the defendants’ conduct in connection with the corruption of WWE’s agents, Shenker and Bell, and collusion to secure the WWE videogame license for THQ/Jakks.

IPO Class Action

There has been no significant development in this legal proceeding subsequent to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the fiscal period ended December 31, 2006, except as follows:

On July 2, 2007, based upon the Second Circuit’s ruling (previously disclosed in our 10-K) that the certification of this proceeding as a class action was invalid, the plaintiffs and issuer-defendants filed a stipulation with the court terminating the proposed settlement.

Other

We have recently received letters from the U.S. Congressional Committee on Oversight and Government Reform and the Subcommittee on Commerce, Trade, and Consumer Protection requesting information relating to our drug policies. We will respond accordingly.

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

     In 2006 we expanded the number of our reportable segments to four in order to better reflect the manner in which management analyzes our performance, including our digital media businesses and the production of feature films. We have also reclassified certain other operations between the reportable segments. All prior year information has been adjusted to reflect the current presentation. The following analysis outlines all material activities contained within each segment.

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

WWE Films

  Consists of the production and distribution of filmed entertainment featuring our Superstars. Two feature films were released in 2006 and one feature film was released in 2007, however, no revenues have been recorded to date as we do not participate in revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.

Results of Operations

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
(Dollars in millions, except as noted)

Summary

	June 30,	June 30,	better
Net Revenues	2007	2006	(worse)
Live and Televised Entertainment	$102.9	$92.6	11%
Consumer Products	26.4	20.4	30%
Digital Media	8.2	6.3	30%
WWE Films	-	-	NA
Total	$137.5	$119.3	15%

	June 30,	June 30,	better
Cost of Revenues:	2007	2006	(worse)
Live and Televised Entertainment	$69.5	$59.6	(17%	)
Consumer Products	10.6	9.6	(11%	)
Digital Media	4.5	3.8	(19%	)
WWE Films	15.9	-	NA
Total	$100.5	$73.0	(38%	)
Profit contribution margin	27%	39%

	June 30,	June 30,	better
Operating Income:	2007	2006	(worse)
Live and Televised Entertainment	$30.4	$30.0	1%
Consumer Products	14.0	9.4	49%
Digital Media	1.9	1.2	58%
WWE Films	(16.4)	(0.4)	NA
Corporate	(20.2)	(18.8)	(8%	)
Total operating income	$9.7	$21.4	(55%	)
Net income	$7.0	$14.7	(52%	)

     Our Live and Televised Entertainment segment revenues benefited from both strong international and North American live events. Our Consumer Products segment reflected increases in licensing based revenues, specifically from the sales of licensed toys and apparel. Our Digital Media revenue increase reflects additional wireless based content and advertising revenues. Our operating income in the current quarter was negatively impacted by the recording of an asset impairment for our feature film The Condemned. Based upon the film’s performance to-date, we have reduced the capitalized film asset by approximately $15.7 million to its net fair value.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	June 30,	June 30,	better
Live and Televised Entertainment Revenues	2007	2006	(worse)
Live events	$30.1	$25.0	20%
Number of North American events	58	68	(15%	)
Average North American attendance	6,900	5,700	21%
Average North American ticket price (dollars)	$46.00	$42.07	9%
Number of international events	26	17	53%
Average international attendance	6,000	7,500	(20%	)
Average international ticket price (dollars)	$74.53	$66.26	13%
Venue merchandise	$5.4	$5.1	6%
Domestic per capita spending (dollars)	$12.76	$11.67	9%

Pay-per-view	$39.8	$38.1	4%
Number of pay-per-view events	5	5	-
Number of buys from pay-per-view events	2,104,000	2,227,000	(6%	)
Average revenue per buy (dollars)	$18.92	$17.11	11%
Domestic retail price (dollars)	$39.95	$34.95*	14%

WWE 24/7	$1.3	$0.7	86%

Television advertising	$1.3	$1.8	(28%	)

Television rights fees
Domestic	$15.6	$13.3	17%
International	$8.3	$7.5	11%
Other	$1.1	$1.0	10%
Total	$102.9	$92.6	11%
Ratings
Average weekly household ratings for Raw	3.8	4.2	(10%	)
Average weekly household ratings for SmackDown	2.6	2.4	8%
Average weekly household ratings for ECW	1.6	2.5**	(36%	)

     *Includes two PPV events at $34.95 and two events at $39.95.

     **Only 3 ECW episodes aired in the second quarter of 2006.

	June 30,	June 30,	better
Cost of Revenues-Live and Televised Entertainment	2007	2006	(worse)
Live events	$21.4	$17.8	(20%	)
Venue merchandise	3.3	3.9	15%
Pay-per-view	24.4	20.4	(20%	)
24/7	0.5	0.6	17%
Advertising	0.1	0.3	67%
Television	17.3	14.3	(21%	)
Other	2.5	2.2	(14%	)
Total	$69.5	$59.6	(17%	)
Profit contribution margin	33%	36%

     Live events revenues increased primarily as a result of increased attendance at both our international and North American events. We held nine additional international events in the current quarter and the average international ticket price reflects a 13% increase in average ticket price. North American live event revenues increased by approximately $2.1 million despite the production of ten fewer events. The primary drivers were the success of our WrestleMania 23 event in Detroit, which contributed approximately $5.2 million in ticket sales, and increases in average attendance at our other live events. The profit contribution margin remained unchanged at 28% in the current year quarter as compared to the prior year quarter.

     Venue merchandise revenues reflected increases in venue sales at our international events and increased per capita spending of approximately 9% by our fans at our North American events. The decline in venue merchandise cost of revenues reflected the expiration of a consulting service agreement and lower material costs, resulting in the profit contribution margin increasing by 16% to 39% in the current quarter.

     Pay-per-view revenues increased by $1.7 million in the current quarter based on the success of our WrestleMania event. The domestic retail price for our WrestleMania event was $49.95 in both the current and  prior year quarter. In addition, the domestic retail price of our other pay-per-view events was increased from $34.95 to $39.95 in June 2006. Pay-per-view buys for the five events that occurred in current quarter declined by approximately 6% as compared to the prior year quarter. This decline in buys was offset, in part, by the higher retail price. Pay-per-view costs of revenues increased in the current quarter, due in part to higher production costs and talent expense, resulting in a decline in profit contribution margin of approximately 10% to 38% in the current quarter.

     WWE 24/7, our subscription based video-on-demand service, generated an 86% increase in revenues in the current quarter as the number of subscribers increased significantly. Currently, WWE 24/7 is offered in approximately 75% of video-on-demand enabled homes in the United States. We are currently preparing a marketing campaign for WWE 24/7 in our third quarter that will coincide with our Summer Slam pay-per-view event in August 2007.

     The increase in domestic television rights fees was primarily due to the rights fees received for our ECW programming in the current quarter, which were only present for three weeks in the prior year quarter. The $3.0 million increase in television cost of revenues is due to an overall increase in the costs incurred to produce televised events, partially due to additional direct costs associated with producing four television shows while touring internationally and for the production of our weekly ECW television program.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	June 30,	June 30,	better
Consumer Products Revenues	2007	2006	(worse)
Licensing	$7.7	$5.2	48%
Magazine publishing	$3.7	$3.0	23%
Net units sold	933,900	1,069,600	(13%	)
Home video	$14.8	$12.1	22%
Gross DVD units shipped	1,043,603	992,426	5%
Other	$0.2	$0.1	100%
Total	$26.4	$20.4	30%

	June 30,	June 30,	better
Cost of Revenues-Consumer Products	2007	2006	(worse)
Licensing	$1.9	$0.9	(111%	)
Magazine publishing	3.0	2.3	(31%	)
Home video	5.5	6.3	13%
Other	0.2	0.1	(100%	)
Total	$10.6	$9.6	(11%	)
Profit contribution margin	60%	53%

     Licensing revenues increased in part due to higher royalties earned on sales of toys and apparel products in the current quarter. Toy and apparel based revenues increased by an aggregate of approximately $2.4 million in the current quarter. The increase in the licensing cost of revenues was due to additional amounts paid to our talent based on the increase in associated revenues and changes in our product mix.

     Magazine publishing revenue increased by 23% in the current quarter. In July 2006, we began publishing a new magazine titled WWE Magazine that replaced our two former Raw and SmackDown magazines. We published three issues in the current quarter as compared to seven issues in the prior year quarter. We also published two special edition issues in both the current and prior year quarters. The increase in newsstand price of approximately $1.00 has more than offset the decline in the net number of units sold. Magazine publishing cost of revenues increased primarily due to higher editorial expenses associated with WWE Magazine. The profit contribution margin for magazine publishing declined slightly to 19% in the current quarter.

     Home video revenues increased by 22%, led by the successful release of our WrestleMania 23 DVD, which shipped more than 310,000 gross units in the current quarter. Home video cost of revenues declined by 13% due in part to lower duplication fees, reflecting fewer multi-disc titles shipped in the current quarter. Profit contribution margin in the current quarter was 63% in the current quarter as compared to 48% in the prior year quarter.

     The following chart provides performance results and key drivers for our Digital Media segment:

	June 30,	June 30,	better
Digital Media Revenues	2007	2006	(worse)
WWE.com	$4.6	$2.9	59%
WWEShop	$3.6	$3.4	6%
Average revenues per order (dollars)	$50.98	$48.58	NA
Total	$8.2	$6.3	30%

	June 30,	June 30,	better
Cost of Revenues-Digital Media	2007	2006	(worse)
WWE.com	$1.9	$1.5	(27% )
WWEShop	2.6	2.3	(13% )
Total	$4.5	$3.8	(19% )
Profit contribution margin	45%	38%

     WWE.com revenues reflect an increase in the revenue generated by advertising sales on our website and additional wireless based content. In March 2007, we announced a multi-year deal with AT&T Wireless to provide exclusive WWE content, including videos and ring tones.

     WWEShop revenues increased due to an increase in the average amount per order coupled with the number of orders processed to over 68,000 in the current quarter.

WWE Films

     We do not participate in film revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us. Accordingly, no revenues have been recorded to date for our three feature films, See No Evil, The Marine and The Condemned, which were released in 2006, 2006 and 2007, respectively. During the three months ended June 30, 2007 we recorded an asset impairment charge of approximately $15.7 million, which reflects our updated expectations related to the performance of The Condemned, which was released domestically in April 2007. As of June 30, 2007 we have approximately $39.3 million in capitalized film development costs associated with these films and various other film projects that are in development.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	June 30,	June 30,	better
	2007	2006	(worse)
Staff related	$12.1	$9.9	(22%	)
Legal, accounting and other professional	2.6	3.6	28%
Stock compensation costs	2.1	1.4	(50%	)
Advertising and promotion	1.3	1.1	(18%	)
All other	6.9	7.0	2%
Total SG&A	$25.0	$23.0	(9%	)
SG&A as a percentage of net revenues	18%	19%

     Staff related costs have increased in the current quarter primarily due to additional headcount to support our digital media initiatives and salesforce. Stock compensation expense in the current quarter includes $1.9 million of expenses related to the amortization of restricted stock unit grants issued to employees under our 1999 Long-Term Incentive Plan.

	June 30,	June 30,	better
	2007	2006	(worse)
Depreciation and amortization	$2.3	$2.0	(15%	)

Investment income, net	$1.7	$1.8	(6%	)

Interest expense	$0.1	$0.1	-

	June 30,	June 30,
	2007	2006
Provision for income taxes	$4.2	$8.4
Effective tax rate	37%	36%	-

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
(Dollars in millions, except as noted)

Summary

	June 30,	June 30,	better
Net Revenues	2007	2006	(worse)
Live and Televised Entertainment	$165.9	$153.9	8%
Consumer Products	63.8	49.3	30%
Digital Media	15.2	11.2	36%
WWE Films	-	-	NA
Total	$244.9	$214.4	14%

	June 30,	June 30,	better
Cost of Revenues:	2007	2006	(worse)
Live and Televised Entertainment	$108.8	$97.1	(12%	)
Consumer Products	24.5	19.9	(23%	)
Digital Media	9.4	7.4	(27%	)
WWE Films	15.9	-	NA
Total	$158.6	$124.4	(28%	)
Profit contribution margin	36%	42%

	June 30,	June 30,	better
Operating Income:	2007	2006	(worse)
Live and Televised Entertainment	$50.9	$51.0	-
Consumer Products	36.1	26.4	37%
Digital Media	2.2	1.4	57%
WWE Films	(16.9)	(0.9)	NA
Corporate	(42.0)	(42.2)	1%
Total operating income	$30.3	$35.7	(15%	)
Net income	$22.2	$24.1	(8%	)

     Our Live and Televised Entertainment segment revenues benefited from an increase in our North American attendance and sales of merchandise at these live events. Our Consumer Products segment reflected a 53% increase in licensing based revenues, driven in part from our strong sales of our videogame, toy and apparel lines. Our Digital Media segment reflected additional adverting and wireless based revenues and a 30% increase in the number of orders processed for our WWEShop e-commerce site. Our operating income in the current period was negatively impacted by the recording of an asset impairment for our feature film The Condemned. Based upon the film’s performance to date, we have reduced the capitalized film asset by approximately $15.7 million to its net fair value.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	June 30,	June 30,	better
Live and Televised Entertainment Revenues	2007	2006	(worse)
Live events	$48.3	$42.1	15%
Number of North American events	121	129	(6%	)
Average North American attendance	6,900	5,800	19%
Average North American ticket price (dollars)	$41.04	$37.93	8%
Number of international events	34	28	21%
Average international attendance	6,800	9,400	(28%	)
Average international ticket price (dollars)	$74.55	$68.23	9%
Venue merchandise	$10.6	$9.6	10%
Domestic per capita spending (dollars)	$11.97	$11.10	8%

Pay-per-view	$55.6	$55.2	1%
Number of pay-per-view events	8	8	-
Number of buys from pay-per-view events	3.0	3.4	(12%	)
Average revenue per buy (dollars)	$17.77	$15.59	14%
Domestic retail price (dollars)	$39.95	$34.95	14%

WWE 24/7	$2.3	$0.9	156%

Television advertising	$2.2	$3.7	(41%	)

Television rights fees
Domestic	$29.6	$26.2	13%
International	$16.3	$15.3	7%
Other	$1.0	$0.9	11%
Total	$165.9	$153.9	8%
Ratings
Average weekly household ratings for Raw	3.9	4.2	(7%	)
Average weekly household ratings for SmackDown	2.8	2.7	4%
Average weekly household ratings for ECW	1.6	2.5*	(36%	)

*Only 3 ECW episodes in the six months ended 2006.

	June 30,	June 30,	better
Cost of Revenues-Live and Televised Entertainment	2007	2006	(worse)
Live events	$34.5	$30.1	(15%	)
Venue merchandise	6.6	7.3	10%
Pay-per-view	29.9	26.8	(12%	)
24/7	1.0	1.0	-
Advertising	0.2	0.7	72%
Television	32.8	27.4	(20%	)
Other	3.8	3.8	-
Total	$108.8	$97.1	(12%	)
Profit contribution margin	35%	37%

     Live events revenues increased primarily as a result of the 19% increase in North American average attendance and an 8% increase in the average ticket price at these events. Included in the thirty-four international events in the current period were nine events constructed as buy-out deals, where local promoters provided us with guaranteed revenues and limited the potential risk of performing these events in emerging markets. In the prior year, seven of the international events performed were constructed as buy-out deals. The overall profit contribution margin remained unchanged at 28% in the current period as compared to the prior year.

     Venue merchandise revenues increased based on the 19% increase in average attendance at our North American events combined with an 8% increase in the per capita spend by our fans. The decline in venue merchandise cost of revenues reflects an expiration of a consulting services agreement and lower material costs, which contributed to the increase in profit contribution margin from 24% to 37% in the current period.

     Pay-per-view revenues decreased due to a 7% decline of total buys for the eight events that occurred in the current period. We recorded approximately 1.2 million buys for WrestleMania 23, representing the highest selling pay-per-view event in our history. The increase in pay-per-view cost of revenues in the current period reflects the higher costs associated with the production costs of WrestleMania 23 at Ford Field as compared to the prior year WrestleMania which was held in a smaller venue. The domestic retail price of our pay-per-view events was increased by $5.00 to $39.95 in June 2006, two events in the prior year included this increased domestic retail price. This increase in domestic retail price mitigated the decline in the overall number of buys in the current period. The profit contribution margin for pay-per-view decreased to 46% in the current period from 52% in the prior year.

     WWE 24/7, our subscription based video-on-demand service, generated a 156% increase in revenues in the current period as the number of subscribers has expanded significantly from the prior year. WWE 24/7 is currently offered in approximately 75% of video-on-demand enabled homes in the United States.

     Advertising revenues decreased by approximately 41% from the prior year period. Advertising revenues for the current period are primarily comprised of the sale of advertising on our Canadian television programs and various sponsorships. The decline in advertising revenues, and the corresponding decline in the advertising cost of revenues, reflects a reduction of sponsorship related activities in the current period.

     The increase in domestic television rights fees was primarily due to the rights fees received for our ECW programming in the current period which were minimally present in the prior year. The $5.4 million increase in television cost of revenues is due to an overall increase in the costs incurred to produce televised events, including the production of television shows while on tour internationally, as well as the direct costs for the production of our weekly ECW television program.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	June 30,	June 30,	better
Consumer Products Revenues	2007	2006	(worse)
Licensing	$28.3	$18.5	53%
Magazine publishing	$6.6	$6.0	10%
Net units sold	2,091,600	2,219,600	(6%	)
Home video	$28.2	$24.5	15%
Gross DVD units shipped	2,127,250	1,672,413	27%
Other	$0.7	$0.3	133%
Total	$63.8	$49.3	30%

	June 30,	June 30,	better
Cost of Revenues-Consumer Products	2007	2006	(worse)
Licensing	$7.4	$4.5	(65%	)
Magazine publishing	5.3	4.3	(23%	)
Home video	11.3	10.9	(4%	)
Other	0.5	0.2	(150%	)
Total	$24.5	$19.9	(23%	)
Profit contribution margin	62%	60%

     Licensing revenues increased due to higher royalties earned on sales of videogames, toys and apparel in the current period. Videogame revenues increased by approximately $4.3 million in the current period, reflecting the success of our SmackDown vs. Raw 2007 title. In addition, royalties earned from the sale of toys increased by approximately $3.1 million in the current period. The addition of two new apparel based licensees also helped to generate an increase of approximately $2.1 million in the current period. The increase in the licensing cost of revenues was due to higher commissions paid to international licensing agents and amounts paid to our talent based on higher sales.

     Magazine publishing revenue increased by 10% in the current period. In July 2006, we began publishing a new publication titled WWE Magazine that replaced our two former Raw and SmackDown magazines. We published six issues in the current period as compared to thirteen issues in the prior year period. We also published three special edition issues in the current period as compared to five special issues in the prior year period. The increase in newsstand price of approximately $1.00 has more than offset the decline in the net number of units sold. The increase in editorial costs associated with WWE Magazine generated the higher magazine publishing cost of revenues.

      Home video revenues increased by 15%, led by the successful releases of WrestleMania 23 and The New and Improved DX, which shipped more than 500,000 gross units combined. Home video cost of revenues increased due to the higher volume of home videos shipped in the current year. The profit contribution margin increased to 60% in the current period as compared to 56% in the prior year.

     The following chart provides performance results and key drivers for our Digital Media segment:

	June 30,	June 30,	better
Digital Media Revenues	2007	2006	(worse)
WWE.com	$7.4	$5.1	45%
WWEShop	7.8	6.1	28%
Average revenues per order (dollars)	$49.71	$48.99	2%
Total	$15.2	$11.2	36%

	June 30,	June 30,	better
Cost of Revenues-Digital Media	2007	2006	(worse)
WWE.com	$3.8	$3.0	(27% )
WWEShop	5.6	4.4	(27% )
Total	$9.4	$7.4	(27% )
Profit contribution margin	38%	34%

     WWE.com revenues increased primarily due to additional advertising and wireless based revenues. In March 2007, we announced a multi-year deal with AT&T Wireless to provide exclusive WWE content, including videos and ring tones.

     WWEShop revenue reflects a 30% increase in the number of orders processed to 150,000 in the current period. This increase in the number of orders processed was also the primary driver for the increase in the cost of revenues.

WWE Films

     We do not participate in film revenues until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us. Accordingly, no revenues have been recorded to date for our three feature films, See No Evil, The Marine and The Condemned, which were released in 2006, 2006 and 2007, respectively. During the six months ended June 30, 2007 we recorded an asset impairment charge of approximately $15.7 million, which reflects our updated expectations related to the performance of The Condemned, which was released domestically in April 2007. As of June 30, 2007 we have approximately $39.3 million in capitalized film development costs associated with these films and other film projects that are in development.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	June 30,	June 30,	better
	2007	2006	(worse)
Staff related	$24.7	$23.0	(7%	)
Legal, accounting and other professional	5.8	6.9	16%
Stock compensation costs	4.2	2.8	(50%	)
Advertising and promotion	2.6	3.0	13%
All other	14.1	14.3	1%
Total SG&A	$51.4	$50.0	(3%	)
SG&A as a percentage of net revenues	21%	23%	9%

     Stock compensation expense in the current period includes $3.8 million of expenses related to the amortization of restricted stock unit grants issued to employees under our 1999 Long-Term Incentive Plan.

	June 30,	June 30,	better
	2007	2006	(worse)
Depreciation and amortization	$4.6	$4.4	(5% )

Investment income, net	$4.0	$3.8	5%

Interest expense	$0.2	$0.3	33%

	June 30,	June 30,
	2007	2006
Provision for income taxes	$12.2	$16.1
Effective tax rate	36%	40%

     The prior year effective tax rate reflects a provision for state and local examinations.

Liquidity and Capital Resources

     Cash flows from operating activities for the six months ended June 30, 2007 and June 30, 2006 were $48.8 million and $21.0 million, respectively. Working capital, consisting of current assets less current liabilities, was $278.2 million and $255.3 million as of June 30, 2007 and December 31, 2006, respectively.

     Cash flows used by investing activities were $25.2 million for six months ended June 30, 2007 and cash flows provided by investing activities were $74.6 million for the six months ended June 30, 2006. Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. Capital expenditures for the six months ended June 30, 2007 were $2.6 million as compared to $4.6 million for the six months ended June 30, 2006. Capital expenditures for the remainder of 2007 are estimated to range between $10.0 million and $20.0 million, reflecting significant projects related to television equipment, including the implementation of high definition broadcasting. Additional projects include wireless content delivery and video management systems and building improvements.

     Cash flows used in financing activities were $27.5 million and $19.4 million for the six months ended June 30, 2007 and June 30, 2006, respectively. Total dividend payments on all Class A and Class B common shares in the six month period ended June 30, 2007 were approximately $34.2 million as compared to $33.6 million in the prior year period ended June 30, 2006.

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

     Our aggregate minimum payment obligations under these contracts as of June 30, 2007 were as follows:

	Payments due by period
	($ in millions)
				After
	2007	2008 to 2010	2011 to 2012	2012	Total
Long-term debt (including interest expense)	$ 0.7	$ 4.0	$ 2.7	$ 0.4	$ 7.8
Operating leases	0.5	2.1	1.0	1.3	4.9
Talent, employment agreements and other
commitments	10.7	16.4	3.8	12.5	43.4
Total commitments	$ 11.9	$ 22.5	$ 7.5	$ 14.2	$ 56.1

The non-current tax liability of $11.1 million is not included in the table above.

     We believe that cash generated from operations and our existing cash and short-term investments will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and payment of quarterly dividends.

Application of Critical Accounting Policies

     There have been no additional changes to our accounting policies that were previously disclosed in our Transition Report on Form 10-K for our fiscal year ended December 31, 2006 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of
	June 30, 2007	December 31, 2006
Pay-per-view accounts receivable	$22.7 million	$19.6 million
Home video reserve for returns	$7.8 million	$8.5 million
Publishing newsstand reserve for returns	$3.2 million	$4.1 million
Allowance for doubtful accounts	$1.4 million	$2.1 million
Inventory obsolescence reserve	$5.6 million	$4.9 million

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

Item 4. Controls and Procedures

     Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2007. No change in internal control over financial reporting occurred during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 10 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders was held on May 11, 2007.

     (b) At the meeting all eight Directors of the Company were reelected as follows:

	Votes
Nominees	For	Withheld
Vincent K. McMahon	488,635,570	6,794,203
Linda E. McMahon	489,059,410	6,370,363
Robert A. Bowman	495,000,017	429,755
David Kenin	495,109,573	320,200
Joseph Perkins	489,315,765	6,114,008
Michael B. Solomon	494,879,136	550,637
Lowell P. Weicker, Jr.	494,850,473	579,300
Michael Sileck	487,252,222	8,117,551

In addition, the appointment of Deloitte and Touche LLP as independent registered public accounting firm for the Company for the fiscal period ending December 31, 2007 was ratified as follows:

Votes
For	Against	Abstain
494,406,155	1,012,101	11,515

Item 6. Exhibits

(a.) Exhibits

10.19	Revised offer letter between the Company and Michael Sileck (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed March 19, 2007).*

10.20	Employment Agreement, as of May 20, 2007, between the Company and Joel Simon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 26, 2007).*

10.21	World Wrestling Entertainment, Inc. 2007 Omnibus Incentive Plan, effective July 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 26, 2007).*

10.22	Form of Agreement for Performance Stock Units to the Company’s employees and officers under the Company’s 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 26, 2007).*

10.23	Form of Agreement for Restricted Stock Units to the Company’s employees and officers under the Company’s 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 26, 2007).*

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification by Frank G. Serpe pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon, Linda E. McMahon and Frank G. Serpe pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

____________________
* Indicates management contract or compensatory plan or arrangement.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)

Dated: August 3, 2007	By:	/s/ Frank G. Serpe
Frank G. Serpe
Chief Financial Officer