Form 10-Q
period 2007-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2007-11-06
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

At October 25, 2007 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 24,055,005 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

Page #
Part I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
Consolidated Income Statements for the three and nine months ended September 30, 2007
and September 30, 2006	2
Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2007
and September 30, 2006	4
Consolidated Statement of Stockholders’ Equity and Comprehensive
Income for the nine months ended September 30, 2007	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	27
Part II – OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 6. Exhibits	27
Signature	28

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net revenues	$108,110	$93,227	$353,012	$307,644

Cost of revenues	63,438	55,028	222,059	179,403
Selling, general and administrative expenses	28,917	23,735	80,286	73,708
Depreciation and amortization	2,368	1,968	6,972	6,380

Operating income	13,387	12,496	43,695	48,153

Investment income, net	1,766	2,589	5,745	6,393
Interest expense	119	215	353	495
Other (expense)/income, net	(841)	(648)	(495)	349

Income before income taxes	14,193	14,222	48,592	54,400

Provision for income taxes	5,744	5,007	17,959	21,064

Net income	$8,449	$9,215	$30,633	$33,336

Earnings per share – Basic
Net income	$0.12	$0.13	$0.43	$0.47

Earnings per share – Diluted
Net income	$0.12	$0.13	$0.42	$0.47

Weighted average common shares outstanding:

Basic	71,949	70,907	71,445	70,563
Diluted	72,469	71,583	72,211	71,282

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of	As of
	September 30,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and equivalents	$67,059	$86,267
Short-term investments	201,643	161,889
Accounts receivable, net	50,337	52,113
Inventory, net	4,672	3,049
Prepaid expenses and other current assets	17,553	13,803
Total current assets	341,264	317,121

PROPERTY AND EQUIPMENT, NET	70,044	67,972
FEATURE FILM PRODUCTION ASSETS	29,150	53,560
INTANGIBLE ASSETS, NET	2,574	3,328
OTHER ASSETS	13,491	11,304
TOTAL ASSETS	$456,523	$453,285

CURRENT LIABILITIES:
Current portion of long-term debt	$910	$862
Accounts payable	15,387	14,909
Accrued expenses and other liabilities	26,744	25,837
Deferred income	19,421	20,166
Total current liabilities	62,462	61,774

LONG-TERM DEBT	5,114	5,800
NON-CURRENT TAX LIABILITY	11,407	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	241	233
Class B common stock	477	477
Additional paid-in capital	299,601	286,985
Accumulated other comprehensive income	2,875	666
Retained earnings	74,346	97,350
Total stockholders' equity	377,540	385,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$456,523	$453,285

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$30,633	$33,336
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of feature film production assets	25,851	-
Revaluation of warrants	727	153
Depreciation and amortization	6,972	6,380
Realized loss on sale of investments	1,580	1,029
Amortization of investment income	(370)	(899)
Stock compensation costs	6,442	4,727
(Recovery of) provision for doubtful accounts	(603)	178
Provision for inventory obsolescence	1,200	1,543
Benefit from deferred income taxes	(3,011)	(2,327)
Excess tax benefits from stock-based payment arrangements	(824)	(1,879)
Changes in assets and liabilities:
Accounts receivable	2,378	9,282
Inventory	(2,824)	(3,651)
Prepaid expenses and other assets	5,819	2,581
Feature film production assets	(1,440)	(18,723)
Accounts payable	478	(2,364)
Accrued expenses and other liabilities	426	4,082
Deferred income	(375)	(824)
Net cash provided by operating activities	73,059	32,624

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,989)	(6,384)
Purchase of film library assets	(301)	(2,485)
Purchase of short-term investments	(144,977)	(47,649)
Proceeds from sales or maturities of short-term investments	105,475	101,615
Net cash (used in) provided by investing activities	(47,792)	45,097

FINANCING ACTIVITIES:
Repayments of long-term debt	(638)	(591)
Dividends paid	(51,436)	(50,607)
Issuance of stock, net	807	(1,658)
Proceeds from exercise of stock options	5,968	14,612
Excess tax benefits from stock-based payment arrangements	824	1,879
Net cash used in financing activities	(44,475)	(36,365)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(19,208)	41,356
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	86,267	101,314
CASH AND EQUIVALENTS, END OF PERIOD	$67,059	$142,670

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2006	70,998	$710	$286,985	$666	$97,350	$385,711

Comprehensive income:
Net income					30,633	30,633
Translation adjustment				1,122		1,122
Unrealized holding gain, net of tax				107		107
Reclassification adjustment for losses
realized in net income, net of tax				980		980
Total comprehensive income						32,842

Stock issuances, net	316	3	(1,312)			(1,309)
Exercise of stock options	452	5	5,963			5,968
Excess tax benefits from stock based
payment arrangements			824			824
Dividends paid			699		(52,135)	(51,436)
Stock compensation costs			6,442			6,442
Adjustment to apply FIN 48					(1,502)	(1,502)
Balance, September 30, 2007	71,766	$718	$299,601	$2,875	$74,346	$377,540

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

WWE Films

  Consists of the production of filmed entertainment featuring our Superstars. Two feature films were released in 2006 and one film was released in 2007. We participate in revenues generated under the distribution of the films through all media after the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for us on January 1, 2008. We are currently assessing the potential effect of SFAS 157 on our financial statements.

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

2. Share Based Compensation

     Effective May 1, 2006, the beginning of our previous fiscal year, we adopted SFAS 123(R) using the modified prospective method. Prior to May 1, 2006, we accounted for stock option grants using the intrinsic value method. Compensation expense relating to restricted stock unit grants was recognized over the period during which the employee rendered service to the Company necessary to earn the award. In accordance with the modified prospective method, results for prior periods have not been restated. Stock based compensation cost was approximately $2,199 and $1,933 for the three months ended September 30, 2007 and 2006, respectively, and $6,442 and $4,727 for the nine months ended September 30, 2007 and 2006, respectively. We have not issued options since June 2004.

     The following table summarizes stock option activity as of September 30, 2007 and changes during the period then ended:

		Weighted
		Average
	Number of	Exercise
Activity	Options	Price
Outstanding as of January 1, 2007	1,715,300	$13.14
Granted	-
Exercised	(452,512)	$13.19
Cancelled or expired	(48,461)	$12.53
Outstanding as of September 30, 2007	1,214,327	$13.14
Exercisable as of September 30, 2007	1,057,429	$13.18

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

2. Share Based Compensation (cont’d)

     The following table summarizes restricted stock unit (“RSUs”) activity as of September 30, 2007 and changes during the period then ended:

		Weighted
	Number of	Average
	Restricted Stock	Grant Date
Activity	Units	Fair Value
Outstanding as of January 1, 2007	1,087,138	$14.60
Granted	150,750	$16.32
Vested	(388,626)	$16.27
Forfeitures	(112,821)	$14.93
Dividends	44,409	$15.69
Outstanding as of September 30, 2007	780,850	$15.05

     Total compensation costs related to the RSU grants above, based on the estimated value of the units on the grant date is $2,263, net of estimated forfeitures, and is being amortized over the vesting period, which is three years.

     In July 2007, the Company began issuing performance stock units, (“PSUs”) in addition to RSUs.  The concept behind granting PSUs is to further align the interest of our employees with our shareholders. The July 2007 issuance of approximately 475,000 PSUs is subject to performance goals established for the last two quarters of 2007.  If these goals are met, the shares granted will vest in equal annual installments on the first three anniversaries of their issuance date.  Total compensation cost related to the PSUs, based on the estimated value of the units on the issuance date, net of estimated forfeitures, is $6,948.  The compensation expense is being amortized over the service period, which is approximately three and one-half years.

3. Stockholders’ Equity

     We paid quarterly dividends of $0.24 per share on all Class A and Class B common shares, or $17,222 and $51,436 for the three and nine months ended September 30, 2007, respectively, and $17,024 and $50,607 for the three and nine months ended September 30, 2006, respectively.

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Basic	71,948,679	70,907,016	71,445,334	70,563,430
Diluted	72,468,619	71,583,176	72,210,936	71,281,771
Dilutive effect of outstanding options and restricted stock units	519,940	676,160	765,524	718,341
Anti-dilutive outstanding options	174,400	277,000	174,400	277,000

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

5. Segment Information

     During 2006, we expanded the number of our reportable segments to four in order to better to reflect the manner in which management analyzes our performance including our digital media and feature films businesses. We have also reclassified certain other operations between the reportable segments. All prior year segment information has been adjusted to reflect the current presentation. We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $23,728 and $81,197 for the three and nine months ended September 30, 2007, respectively, and $19,808 and $72,102 for the three and nine months ended September 30, 2006, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net revenues:
Live and Televised Entertainment	$68,566	$65,593	$234,495	$219,541
Consumer Products	18,962	21,779	82,808	71,043
Digital Media	7,779	5,855	22,906	17,060
WWE Films	12,803	-	12,803	-
Total net revenues	$108,110	$93,227	$353,012	$307,644
Depreciation and amortization:
Live and Televised Entertainment	$925	$857	$2,738	$2,645
Consumer Products	323	303	1,055	1,151
Digital Media	210	64	625	381
WWE Films	-	-	-	-
Corporate	910	744	2,554	2,203
Total depreciation and amortization	$2,368	$1,968	$6,972	$6,380
Operating income:
Live and Televised Entertainment	$23,051	$20,782	$73,923	$71,793
Consumer Products	10,769	11,446	46,866	37,887
Digital Media	1,668	573	3,906	1,946
WWE Films	2,532	(332)	(14,331)	(1,230)
Corporate	(24,633)	(19,973)	(66,669)	(62,243)
Total operating income	$13,387	$12,496	$43,695	$48,153

	As of
	September 30,	December 31,
	2007	2006
Assets:
Live and Televised Entertainment	$76,676	$77,083
Consumer Products	4,403	14,982
Digital Media	9,551	6,128
WWE Films	39,148	56,299
Unallocated	326,745	298,793
Total assets	$456,523	$453,285

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2007	2006
Land, buildings and improvements	$58,172	$56,084
Equipment	51,724	45,752
Corporate aircraft	20,829	20,829
Vehicles	634	634
	131,359	123,299
Less accumulated depreciation and amortization	(61,315)	(55,327)
Total	$70,044	$67,972

     Depreciation and amortization expense for property and equipment was $2,045 and $5,917 for the three and nine months ended September 30, 2007 as compared to $1,665 and $5,229 for the three and nine months ended September 30, 2006.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	September 30,	December 31,
	2007	2006
Feature film production assets:
In release, net of amortization	$27,611	$34,104
Completed but not released	-	18,558
In development	1,539	898
Total	$29,150	$53,560

     Two of our feature films, See No Evil and The Marine, were released in 2006 and our third film, The Condemned, was released domestically on April 27, 2007.

     We estimate that approximately 62% of “In release” film production assets, net of accumulated amortization, are estimated to be amortized over the next twelve months. Approximately 80% of “In release” film production assets, net of accumulated amortization, are estimated to be amortized over the next three years.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. During the second quarter we recorded an asset impairment charge of $15,662, which reflected our expectations related to the performance of The Condemned. As of September 30, 2007, we do not believe any additional capitalized assets included in Feature Film Production Assets are impaired.

     In addition to the capitalized production costs related for these three films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned. During the nine months ended September 30, 2007 we expensed $257 of previously capitalized development costs for abandoned projects. There were no costs incurred in the prior year for abandoned projects.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

8. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to nine years.

     Intangible assets consisted of the following:

	As of
	September 30, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,605	$(5,758)	$1,847
Trademarks and trade names	3,708	(2,981)	727
	$11,313	$(8,739)	$2,574

	As of
	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,304	$(5,077)	$2,227
Trademarks and trade names	3,708	(2,607)	1,101
	$11,012	$(7,684)	$3,328

     Amortization expense was $323 and $1,055 for the three and nine months ended September 30, 2007 as compared to $303 and $1,151 for the three and nine months ended September 30, 2006.

     The following table presents estimated future amortization expense:

For the year ending December 31, 2007	$329
For the year ending December 31, 2008	1,307
For the year ending December 31, 2009	896
For the year ending December 31, 2010	42
$2,574

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

9. Short-term Investments

     Short-term investments consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007
		Unrealized
		Holding	Fair
	Cost	Loss	Value
Fixed-income mutual funds and other	$60,835	$(1,269)	$59,566
Municipal auction rate securities	142,077	-	142,077
Total	$202,912	$(1,269)	$201,643

	December 31, 2006
		Unrealized
		Holding	Fair
	Cost	Loss	Value
Fixed-income mutual funds and other	$89,990	$(3,101)	$86,889
Municipal auction rate securities	75,000	-	75,000
Total	$164,990	$(3,101)	$161,889

10. Income Taxes

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

     At the adoption date of January 1, 2007, we had $10,382 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, we have $11,407 of unrecognized tax benefits.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $3,011 of accrued interest related to uncertain tax positions as of September 30, 2007.

     We file income tax returns in the U.S., various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2004.

     As of September 30, 2007, we do not have any tax positions for which management believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Based upon the expiration of statutes of limitations in several jurisdictions, the company believes it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $2.2 million within 12 months of September 30, 2007.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

11. Legal Proceedings

World Wide Fund for Nature

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the fiscal year ended December 31, 2006, except as follows:

     By order and judgment dated April 2, 2007, the English Court of Appeals reversed the High Court, ruling that the Fund is not entitled in point of law to seek restitutionary damages against us. On May 1, 2007, the Fund filed a petition to the House of Lords for leave to appeal the judgment of the Court of Appeals. On June 28, 2007, the House of Lords refused to grant leave to appeal.

Shenker & Associates; THQ/Jakks

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Transition Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except as follows:

     With regard to the Shenker & Associates matter, on May 1, 2007, Stanley Shenker and Jim Bell were sentenced by the United States District Court for the District of Connecticut in connection with their criminal conduct directed towards us, for which they previously pled guilty. Shenker was sentenced to thirty-three months in prison and Bell was sentenced to eight months in prison. We have received approximately $0.8 million out of the previously reported $2.8 million that Shenker is required as part of his sentencing to pay to us as restitution. No assurances can be given that we will be successful in collecting the entire $2.8 million.

     With regard to the Connecticut state court matter, on March 30, 2007, we filed a motion to cite in and to amend complaint in order to add new claims against the existing defendants, THQ, Inc. and THQ/Jakks Pacific, LLC, and new defendants, Jakks Pacific, Inc., Jack Friedman, Steve Berman, Joel, Bennett, Brian Farrell, and Stanley Shenker and Associates, Inc., and Shenker. The new claims relate to the defendants’ conduct in connection with the corruption of WWE’s agents, Shenker and Bell, and collusion to secure the WWE videogame license for THQ/Jakks.

IPO Class Action

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Transition Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except as follows:

     On July 2, 2007, based upon the Second Circuit’s ruling (previously disclosed in our 10-K) that the certification of this proceeding as a class action was invalid, the plaintiffs and issuer-defendants filed a stipulation with the court terminating the proposed settlement.

Other

     In July 2007, we received letters from the U.S. House of Representatives Committee on Oversight and Government Reform and the U.S. House of Representatives Subcommittee on Commerce, Trade, and Consumer Protection, requesting certain information relating to our drug testing policies. We have responded accordingly.

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

WWE Films

  Consists of the production of filmed entertainment featuring our Superstars. Two feature films were released in 2006 and one film was released in 2007. We participate in revenues generated under the distribution of the films through all media after the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us.

Results of Operations

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
(Dollars in millions, except as noted)

Summary

	September 30,	September 30,	better
Net Revenues	2007	2006	(worse)
Live and Televised Entertainment	$68.6	$65.6	5%
Consumer Products	19.0	21.7	(12%)
Digital Media	7.7	5.9	31%
WWE Films	12.8	-	NA
Total	$108.1	$93.2	16%

	September 30,	September 30,	better
Cost of Revenues:	2007	2006	(worse)
Live and Televised Entertainment	$42.3	$41.7	(2%)
Consumer Products	6.9	9.1	24%
Digital Media	4.3	4.2	(2%)
WWE Films	9.9	-	NA
Total	$63.4	$55.0	(15%)
Profit contribution margin	41%	41%

	September 30,	September 30,	better
Operating Income:	2007	2006	(worse)
Live and Televised Entertainment	$23.1	$20.8	11%
Consumer Products	11.1	11.8	(6%)
Digital Media	1.7	0.5	240%
WWE Films	2.5	(0.3)	933%
Corporate	(25.0)	(20.3)	(23%)
Total operating income	$13.4	$12.5	7%

     Our Live and Televised Entertainment segment revenues benefited from strong performances both at international and North American live events. Our Consumer Products segment was negatively impacted by a decline in home video based revenues, primarily due to the timing of new releases. Our Digital Media revenue increase reflects additional advertising and wireless based content revenue. Our operating income in the current quarter was also positively impacted by the recording of revenue for our feature films, specifically The Marine.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	September 30,	September 30,	better
Live and Televised Entertainment Revenues	2007	2006	(worse)
Live events	$20.1	$17.3	16%
Number of North American events	63	94	(33%	)
Average North American attendance	5,500	4,300	28%
Average North American ticket price (dollars)	$38.92	$35.17	11%
Number of international events	15	8	88%
Average international attendance	9,200	10,600	(13%	)
Average international ticket price (dollars)	$77.75	$66.30	17%
Venue merchandise	$3.9	$4.4	(11%	)
Domestic per capita spending (dollars)	$10.15	$11.12	(9%	)

Pay-per-view	$18.8	$19.7	(5%	)
Number of pay-per-view events	3	3	-
Number of buys from pay-per-view events	1,063,000	1,125,800	(6%	)
Average revenue per buy (dollars)	$17.33	$16.43	5%
Domestic retail price (dollars)	$39.95	$39.95	-

WWE 24/7	$1.4	$0.6	133%

Television advertising	$1.6	$1.1	45%

Television rights fees	$22.8	$22.5	1%
Domestic	$14.8	$14.7	1%
International	$8.0	$7.7	4%

Total	$68.6	$65.6	5%
Ratings
Average weekly household ratings for Raw	3.7	3.9	(5%	)
Average weekly household ratings for SmackDown	2.6	2.1	24%
Average weekly household ratings for ECW	1.4	2.1	(33%	)

	September 30,	September 30,	better
Cost of Revenues-Live and Televised Entertainment	2007	2006	(worse)
Live events	$14.7	$13.9	(6%	)
Venue merchandise	2.5	3.0	17%
Pay-per-view	6.7	7.0	4%
24/7	0.4	0.4	-
Advertising	0.4	0.1	(300%	)
Television	16.6	16.0	(4%	)
Other	1.0	1.3	23%
Total	$42.3	$41.7	(1%	)
Profit contribution margin	38%	37%

     Live events revenues increased primarily as a result of our international tours as we held fifteen international events in the current quarter as compared to eight international events in the prior quarter. These international events generated a 17% increase in average ticket price. North American events generated $13.5 million as compared to $14.0 million in the prior year. North American average attendance was approximately 5,500 in the current quarter as compared to 4,300 in the prior quarter, an increase of 28%. The average ticket price for North American events was $38.92 in the current quarter as compared to $35.17 in the prior quarter. The decline in the overall number of events was due to the production of twenty-seven stand-alone ECW® events in the prior quarter. In the current quarter, our ECW events were co-branded and included as apart of our SmackDown events. The profit contribution margin remained unchanged at 27% in the current quarter as compared to the prior quarter.

     Venue merchandise revenues reflected decreases in sales at our international venues and per capita spending of approximately 9% by our fans at our North American events. The per capita spend in the current quarter was negatively impacted by a decline in the number of T-shirts sold at arenas, due to the continued expansion of our domestic licensing program, resulting in the availability of our products at an increasing number of retail outlets. The decline in venue merchandise cost of revenues reflected the expiration of a consulting service agreement and, as a result, the profit contribution margin increased by 4% to 36% in the current quarter.

     Pay-per-view revenues decreased by approximately $0.9 million in the current quarter, reflecting an overall decrease in the number of buys. Two of the pay-per-view events, The Great American Bash and SummerSlam, generated slightly higher buys than the prior year quarter. The third event, Unforgiven, generated 27% fewer buys than the prior year, driving the overall decline in buys and revenue for the quarter. Pay-per-view contribution margin remained unchanged from the prior quarter.

     WWE 24/7, our subscription based video-on-demand service, generated a 133% increase in revenues in the current quarter as the number of subscribers increased significantly as our roll-out to cable households continued. Currently, WWE 24/7 is offered in approximately 75% of video-on-demand enabled homes in the United States.

     The increase in domestic television rights fees was primarily due to the rights fees received for our ECW programming in the current quarter. The $0.7 million increase in television cost of revenues is due to an overall increase in the costs incurred to produce televised events.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	September 30,	September 30,	better
Consumer Products Revenues	2007	2006	(worse)
Licensing	$9.4	$7.2	31%
Magazine publishing	$3.9	$3.1	26%
Net units sold	1,176,500	830,000	42%
Home video	$5.7	$11.4	(50%	)
Gross DVD units shipped	541,921	904,729	(40%	)
Total	$19.0	$21.7	(12%	)

	September 30,	September 30,	better
Cost of Revenues-Consumer Products	2007	2006	(worse)
Licensing	$2.0	$1.8	(11%	)
Magazine publishing	2.8	2.3	(22%	)
Home video	1.8	4.5	60%
Other	0.3	0.5	40%
Total	$6.9	$9.1	24%
Profit contribution margin	64%	58%

     Licensing revenues were $9.4 million as compared to $7.2 million in the prior year quarter, reflecting increases in apparel and toy sales. Revenues increased by approximately $1.2 million in both the apparel and toy categories as compared to the prior quarter.

     Magazine publishing revenue increased by 26% in the current quarter. We published three issues of WWE Magazine in both the current and prior quarter. We also published two special edition issues in the current quarter as compared to one special edition issue in the prior quarter. The profit contribution margin for magazine publishing increased in the current quarter to 28% as compared to 26% in the prior quarter.

     Home video net revenues were $5.7 million as compared to $11.4 million in the prior quarter. The decline in revenues primarily reflects changes in the timing of new releases. There were no new titles released in the current quarter, excluding the monthly releases of our pay-per-view events.

     The following chart provides performance results and key drivers for our Digital Media segment:

	September 30,	September 30,	better
Digital Media Revenues	2007	2006	(worse)
WWE.com	$4.6	$2.6	77%
WWEShop	3.1	3.3	(6% )
Average revenues per order (dollars)	$53.58	$50.05	7%
Total	$7.7	$5.9	31%

	September 30,	September 30,	better
Cost of Revenues-Digital Media	2007	2006	(worse)
WWE.com	$1.8	$1.7	(6%	)
WWEShop	2.5	2.5	-
Total	$4.3	$4.2	(2%	)
Profit contribution margin	44%	29%

     WWE.com revenues reflect an increase in the revenue generated by advertising sales on our website and additional wireless based content, including a multi-year deal with AT&T Wireless to provide exclusive WWE content, including videos and ring tones.

     WWEShop revenues were $3.1 million as compared to $3.3 million in the prior year quarter. The number of orders processed during the current quarter declined by 9%, but was offset, in part, by an increase in the average per order spend by our customers.

WWE Films

     Revenues from our WWE Films segment were $12.8 million in the current quarter. This is the first quarter in which revenue was recorded as WWE only participates in revenues associated with our film projects when the distribution and advertising costs incurred by our distributors have been recouped and the results have been reported to us. The revenue recorded in the current quarter relates to our feature films The Marine and See No Evil, for which we recorded $11.4 million and $1.4 million, respectively.

     Our capitalized feature film production asset balance is expensed in proportion with the recognition of revenue. As a result, we have expensed approximately $9.9 million of feature film assets, yielding approximately $2.8 million in profit contribution for feature films. We expensed $8.5 million and $1.4 million for The Marine and See No Evil, respectively.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	September 30,	September 30,	better
	2007	2006	(worse)
Staff related	$13.0	$11.2	(16%	)
Legal, accounting and other professional	5.0	2.8	(79%	)
Stock compensation costs	2.2	1.9	(16%	)
Advertising and promotion	0.9	1.2	25%
All other	7.8	6.6	(18%	)
Total SG&A	$28.9	$23.7	(22%	)
SG&A as a percentage of net revenues	27%	25%

     Staff related expenses increased due in part to the continued build-up of our Digital Media content and advertising sales force. The increase in legal, accounting and other professional fees reflect costs associated with the Chris Benoit tragedy and the review of our Talent Wellness program.

	September 30,	September 30,	better
	2007	2006	(worse)
Depreciation and amortization	$2.4	$2.0	(20%	)

Investment income, net	$1.8	$2.6	(31%	)

     The decline in investment income reflects realized losses of $0.8 million on the sale of securities.

	September 30,	September 30,
	2007	2006
Provision for income taxes	$5.7	$5.0
Effective tax rate	40%	35%

     The current period effective tax rate reflects provisions for capital losses that are not currently deductible.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
(Dollars in millions, except as noted)

Summary

	September 30,	September 30,	better
Net Revenues	2007	2006	(worse)
Live and Televised Entertainment	$234.5	$219.5	7%
Consumer Products	82.8	71.0	17%
Digital Media	22.9	17.1	34%
WWE Films	12.8	-	NA
Total	$353.0	$307.6	15%

	September 30,	September 30,	better
Cost of Revenues:	2007	2006	(worse)
Live and Televised Entertainment	$151.1	$138.9	(9%	)
Consumer Products	31.4	29.0	(8%	)
Digital Media	13.7	11.5	(19%	)
WWE Films	25.9	-	NA
Total	$222.1	$179.4	(24%	)
Profit contribution margin	37%	42%

	September 30,	September 30,	better
Operating Income:	2007	2006	(worse)
Live and Televised Entertainment	$73.9	$71.8	3%
Consumer Products	47.2	38.2	24%
Digital Media	3.9	2.0	95%
WWE Films	(14.3)	(1.2)	(1091%	)
Corporate	(67.0)	(62.6)	(7%	)
Total operating income	$43.7	$48.2	(9%	)

     Our Live and Televised Entertainment segment revenues benefited from an increase in our live event revenue and an increase in our television rights fees. Our Consumer Products segment reflected a 53% increase in licensing based revenues, driven by our strong sales of our videogame, apparel and toy lines. Our Digital Media segment benefited from additional advertising and wireless based revenues. Revenue in the current period was positively impacted by the recording of revenue for our feature films. These increased revenues and the associated profit partially offset the film asset impairment of $15.7 million for our film The Condemned recorded in the second quarter.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	September 30,	September 30,		better
Live and Televised Entertainment Revenues	2007	2006		(worse)
Live events	$68.4	$59.3		15%
Number of North American events	184	223		(17%)
Average North American attendance	6,400	5,200		23%
Average North American ticket price (dollars)	$40.42	$36.61		10%
Number of international events	45	34		32%
Average international attendance	7,500	9,600		(22%)
Average international ticket price (dollars)	$75.54	$68.10		11%
Venue merchandise	$14.5	$14.0		4%
Domestic per capita spending (dollars)	$11.41	$11.10		3%

Pay-per-view	$74.4	$74.9		(1%)
Number of pay-per-view events	11	11		-
Number of buys from pay-per-view events	4,068,600	4,536,000		(10%)
Average revenue per buy (dollars)	$17.65	$15.79		12%
Domestic retail price (dollars)	$39.95	$34.95	*	14%

WWE 24/7	$3.8	$1.6		138%

Television rights fees	$68.6	$63.9		7%
Domestic	$44.3	$40.9		8%
International	$24.3	$23.0		6%

Television advertising	$3.7	$4.8		(23%)

Other	$1.1	$1.0		10%
Total	$234.5	$219.5		7%
Ratings
Average weekly household ratings for Raw	3.9	4.1		(5%)
Average weekly household ratings for SmackDown	2.7	2.5		8%
Average weekly household ratings for ECW	1.5	2.2		(32%)
* Domestic retail price increased to $39.95 in June 2006

	September 30,	September 30,	better
Cost of Revenues-Live and Televised Entertainment	2007	2006	(worse)
Live events	$49.2	$44.0	(12%)
Venue merchandise	9.0	10.4	14%
Pay-per-view	36.6	33.8	(8%)
24/7	1.5	1.4	(7%)
Television	49.4	43.4	(14%)
Advertising	0.6	0.7	14%
Other	4.8	5.2	8%
Total	$151.1	$138.9	(9%)
Profit contribution margin	36%	37%

     Live events revenues increased as a result of the 23% increase in North American average attendance and a 10% increase in the average ticket price at these events as well as increased international attendance. Included in the forty-nine international events in the current period were seventeen events constructed as buy-out deals with local promoters that provided us with guaranteed revenues and limited the potential risk of producing these events in emerging markets. In the prior year, twelve of the international events performed were constructed as these buy-out deals. The overall profit contribution margin increased from 26% in prior year period to 28% in the current period.

     Venue merchandise revenues increased due to a 3% increase in the per capita spend by our fans. The decline in venue merchandise cost of revenues reflects an expiration of a consulting services agreement.

     Pay-per-view revenues decreased due to a 7% decline of total buys for the eleven events that occurred in the current period, with the exception of WrestleMania 23, which generated more than 1.2 million buys, representing the highest selling pay-per-view event in our history. As the domestic retail price of our pay-per-view events was increased by $5.00 to $39.95 in June 2006, five events in the prior year included this increased domestic retail price. The increase in domestic retail price mitigated the decline in the overall number of buys in the current period. The increase in pay-per-view cost of revenues in the current period reflects the higher costs associated with the production of WrestleMania 23 in Ford Field as compared to the prior year WrestleMania which was held in a smaller venue. The profit contribution margin for pay-per-view decreased to 51% in the current period from 55% in the prior year.

     WWE 24/7, our subscription based video-on-demand service, generated a 138% increase in revenues in the current period as the number of cable systems and subscribers has expanded significantly from the prior year. WWE 24/7 is currently offered in approximately 75% of video-on-demand enabled homes in the United States.

     Advertising revenues, primarily comprised of the sale of advertising on our Canadian television programs and sponsorships, decreased by approximately 23% from the prior year period. The decline in advertising revenues, and the corresponding decline in the advertising cost of revenues, reflects a reduction of sponsorship related activities in the current period.

     The 8% increase in domestic television rights fees was primarily due to an increase in the rights fees received for our ECW programming in the current period. The $6.0 million increase in television cost of revenues is due to an overall increase in the costs incurred to produce televised events, including the production of four television shows internationally as well as the direct costs for the production of our weekly ECW television program.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	Nine Months Ended
	September 30,	September 30,	better
Consumer Products Revenues	2007	2006	(worse)
Licensing	$37.7	$25.7	47%
Magazine publishing	$10.5	$9.1	15%
Net units sold	3,268,100	3,050,200	7%
Home video	$33.9	$35.9	(6%)
Gross DVD units shipped	2,669,171	2,577,142	4%
Other	$0.7	$0.3	133%
Total	$82.8	$71.0	17%

	September 30,	September 30,	better
Cost of Revenues-Consumer Products	2007	2006	(worse)
Licensing	$9.4	$6.7	(40%)
Magazine publishing	8.1	6.6	(23%)
Home video	13.2	15.4	14%
Other	0.7	0.3	(133%)
Total	$31.4	$29.0	(8%)
Profit contribution margin	62%	59%

     Licensing revenues increased due to higher sales of videogames, apparel and toys in the current period. Videogame revenues increased by approximately $5.0 million in the current period, driven by the retail success of our SmackDown vs. Raw 07 game, which was released on three platforms versus two platforms for its prior version. In addition, royalties earned from the sale of toys increased by approximately $4.2 million in the current period, reflecting higher sales both domestically and internationally. The success of the apparel program in the United States, South Africa, the United Kingdom, and Australia helped to generate an increase of approximately $3.3 million in the current period. The increase in the licensing cost of revenues reflects higher commissions paid to international licensing agents and amounts paid to our talent based on higher sales.

     Magazine publishing revenue increased by 15% in the current period. In July 2006, we began publishing a new publication titled WWE Magazine that replaced our two former Raw and SmackDown magazines. We published nine issues in the current period as compared to sixteen issues in the prior period. We also published five special edition issues in the current period as compared to nine special issues in the prior period. The increase in editorial costs associated with the creation of WWE Magazine and additional newsstand promotion resulted in higher magazine publishing cost of revenues.

     Home video revenues decreased by 6% in the current period primarily due to the changes in the timing of new releases as there were no new titles released in the third quarter, excluding the monthly releases of pay-per-view events. There are several new titles scheduled for release in the upcoming 4th quarter, including titles on some of the most popular current WWE Superstars. Although the number of gross DVD’s shipped in the current period have exceeded the prior period by 4%, the prior period included several multi-disc titles with higher sales prices. The profit contribution margin rose to 61% in the current period as compared to 57% in the prior year, reflecting improved distribution costs lower production costs.

     The following chart provides performance results and key drivers for our Digital Media segment:

	September 30,	September 30,	better
Digital Media Revenues	2007	2006	(worse)
WWE.com	$12.0	$7.7	56%
WWEShop	10.9	9.4	16%
Average revenues per order (dollars)	$50.78	$44.36	15%
Total	$22.9	$17.1	34%

	September 30,	September 30,	better
Cost of Revenues-Digital Media	2007	2006	(worse)
WWE.com	$5.7	$4.5	(27%)
WWEShop	8.0	7.0	(14%)
Total	$13.7	$11.5	(19%)
Profit contribution margin	40%	33%

     WWE.com revenues increased primarily due to additional web advertising and wireless content. In March 2007, we announced a multi-year deal with AT&T Wireless to provide exclusive WWE content, including videos and ring tones.

     WWEShop revenue reflects a 16% increase in the number of orders processed to 208,100 in the current period and higher per order amounts spent by customers. This increase in the number of orders processed was also the primary driver for the increase in the cost of revenues.

WWE Films

     Revenues from our WWE Films segment were $12.8 million in the current period. This is the first period in which revenue was recorded as WWE only participates in revenues associated with our film projects when the distribution and advertising costs incurred by our distributors have been recouped and the results have been reported to us. The revenue recorded in the current period relates to our feature films The Marine and See No Evil, for which we recorded $11.4 million and $1.4 million, respectively.

     Our capitalized feature film production asset balance is expensed in proportion with the recognition of revenue. As a result, we have expensed approximately $9.9 million of feature film assets, yielding approximately $2.8 million in profit contribution for feature films. We expensed $8.5 million and $1.4 million for The Marine and See No Evil, respectively. In addition, we recorded a $15.7 million film asset impairment charge relating to the performance of our April 2007 release, The Condemned.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	September 30,	September 30,	better
	2007	2006	(worse)
Staff related	$37.7	$34.2	(10%)
Legal, accounting and other professional	10.8	9.7	(11%)
Stock compensation costs	6.4	4.7	(36%)
Advertising and promotion	3.5	4.2	17%
All other	21.9	20.9	(5%)
Total SG&A	$80.3	$73.7	(9%)
SG&A as a percentage of net revenues	23%	24%

     Staff related expenses increased due in part to the continued build-up of our Digital Media content and advertising sales force. The increase in legal, accounting and other professional fees reflect costs associated with our Talent Wellness program. Stock compensation expense in the current period includes amortization of restricted stock unit and performance stock unit grants issued to employees.

	September 30,	September 30,	better
	2007	2006	(worse)
Depreciation and amortization	$7.0	$6.4	(9%)

Investment income, net	$5.7	$6.4	(11%)

The decline in investment income reflects realized losses on the sale of securities.

	September 30,	September 30,
	2007	2006
Provision for income taxes	$18.0	$21.1
Effective tax rate	37%	39%

     The decrease in the current year tax rate reflects increased tax exempt investment income, partially offset by increased realized investment losses.

Liquidity and Capital Resources

     Cash flows from operating activities for the nine months ended September 30, 2007 and September 30, 2006 were $73.1 million and $32.6 million, respectively. Working capital, consisting of current assets less current liabilities, was $278.8 million and $255.3 million as of September 30, 2007 and December 31, 2006, respectively.

     Cash flows used in investing activities were $47.8 million for nine months ended September 30, 2007 and cash flows provided by investing activities were $45.1 million for the nine months ended September 30, 2006. Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. Capital expenditures for the nine months ended September 30, 2007 were $8.0 million as compared to $6.4 million for the nine months ended September 30, 2006. Capital expenditures for the remainder of 2007 are estimated to range between $10.0 million and $15.0 million, reflecting significant projects related to television equipment, including the implementation of high definition broadcasting. Additional projects include wireless content delivery and video management systems and building improvements.

     Cash flows used in financing activities were $44.5 million and $36.4 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Total dividend payments on all Class A and Class B common shares in the nine month period ended September 30, 2007 were approximately $51.4 million as compared to $50.6 million in the prior year period ended September 30, 2006.

Contractual Obligations

     In addition to long-term debt, we have entered into various other contracts under which we are required to make guaranteed payments, including:

  Various operating leases for office space and equipment.

  Employment contract with Vincent K. McMahon, which runs through October 2009, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract. Mr. McMahon is currently waiving all of his compensation under these agreements, except for a salary of $850,000 per year beginning in January 2007.

  Employment contract with Linda E. McMahon, which runs through October 2009, with annual renewals thereafter if not terminated by us or Mrs. McMahon. Mrs. McMahon is currently waiving all of her compensation under these agreements, except for a salary of $500,000 beginning in January 2007.

  Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.

     Our aggregate minimum payment obligations under these contracts as of September 30, 2007 were as follows:

	Payments due by period
	($ in millions)
				After
	2007	2008 to 2010	2011 to 2012	2012	Total
Long-term debt (including interest expense)	$0.7	$4.0	$2.7	$ 0.4	$ 7.8
Operating leases	0.8	3.7	1.3	1.3	7.1
Talent, employment agreements and other commitments	8.6	16.4	3.7	12.5	41.2
Total commitments	$10.1	$24.1	$7.7	$ 14.2	$ 56.1

The non-current tax liability of $11.4 million is not included in the table above.

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

As of
	September 30, 2007	December 31, 2006
Pay-per-view accounts receivable	$18.1 million	$19.6 million
Home video reserve for returns	$5.6 million	$8.5 million
Publishing newsstand reserve for returns	$4.3 million	$4.1 million
Allowance for doubtful accounts	$1.4 million	$2.1 million
Inventory obsolescence reserve	$5.7 million	$4.9 million

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

Item 4. Controls and Procedures

     Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2007. No change in internal control over financial reporting occurred during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: November 2, 2007	By:	/s/ Frank G. Serpe
Frank G. Serpe
Chief Financial Officer