Form 10-K
period 2007-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2008-03-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 ___________________ FORM 10-K ___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Aggregate market value of the common stock held by non-affiliates of the Registrant at February 22, 2008 using our closing price on June 30, 2007 was approximately $386,760,795.

     As of February 22, 2008, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 24,187,667, and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563 shares. Portions of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

            TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	31
Item 9A.	Controls and Procedures	32
Item 9B.	Other Information	34
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	34	*
Item 11.	Executive Compensation	34	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34	*
Item 13.	Certain Relationships and Director Independence	34	*
Item 14.	Principal Accountant Fees and Services	34	*
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	34

     * Incorporated by reference from the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I

Item 1. Business

     World Wrestling Entertainment, Inc. (“WWE”) is an integrated media and entertainment company. We have been involved in the sports entertainment business for more than 25 years, and have developed World Wrestling Entertainment into one of the most popular brands in global entertainment today. We develop unique and creative content centered around our talent and presented at our live and televised events. At the heart of our success are the athletic and entertainment skills and appeal of our WWE Superstars and our consistently innovative and multi-faceted storylines across our three brands, Raw, SmackDown and ECW. Anchored by these brands, we are able to leverage our content and talent across virtually all media outlets. Our live and televised events, consumer products, digital media and feature film outlets provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.

     In June 2006, the Board of Directors elected to change WWE’s fiscal year to a calendar basis beginning with calendar 2007. This change was intended to simplify communication with shareholders and enable the reporting of our financial results in a timeframe consistent with the majority of our media and entertainment peers. Due to the change to a calendar year end, we established an eight month transition period from May 1, 2006 through December 31, 2006. The results from this time period are referred to throughout this report as “2006 transition period”, “transition 2006”, “T 2006”, or the “transition period”. Results have not been restated to reflect the comparable twelve month calendar periods for prior years.

     During 2006, we expanded the number of our reportable segments to better reflect the manner in which management analyzes the performance of our Company. We also reclassified certain other operations among the reportable segments.

Our operations are centered around the following four business segments:

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

Digital Media

  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

WWE Films

  Revenues consist of our share of receipts from the distribution of filmed entertainment featuring our Superstars. Two feature films were released in 2006 and one film was released in 2007. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

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

Live and Televised Entertainment

(represents 65%, 70%, 73% and 82% of our net revenues in 2007, T 2006, fiscal 2006 and fiscal 2005, respectively)

Live Events

     Our Raw Superstars travel as one touring show while our SmackDown and ECW Superstars travel together as a combined tour. This gives us flexibility in scheduling that allows us to play numerous domestic and international markets.

     In 2007, we held 233 live events throughout North America, entertaining over one million fans at an average ticket price of $40.47. We hold many of our live events at major arenas across the country. In addition to providing the content for our television and pay-per-view programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

     In 2007, we held 75 live events internationally, reaching approximately 575,000 fans at an average ticket price of $79.60. These events were spread over several successful international tours including our Survivor Series tour in Europe, our WWE Live tour in Portugal and Ireland and our SmackDown SummerSlam tour in Spain and France.

     Live events net revenues were $99.3 million, $52.3 million, $75.0 million and $78.7 million, representing 20%, 20%, 19% and 22% of total net revenues in 2007, transition 2006, fiscal 2006, and fiscal 2005, respectively.

Venue Merchandise

     Our venue merchandise business consists of the sale of various WWE-branded products at our live events, such as T-shirts, caps and other novelty items, which feature our Superstars and/or our logo. Nearly all of these products are designed by our in-house creative staff and manufactured by third parties.

     Venue merchandise net revenues were $19.1 million, $12.1 million, $14.7 million and $12.8 million, representing 4%, 5%, 4% and 3% of total net revenues in 2007, transition 2006, fiscal 2006, and fiscal 2005, respectively.

Television Programming

     Relying on our in-house production capabilities at our production facility, we produce four television shows, consisting of 6 hours of original domestic programming each week. Our domestic cable and broadcast programs consist of “Monday Night Raw”, “ECW”, “Friday Night SmackDown” and “A.M. Raw.” Starting in January 2008, we began producing these programs in high-definition (HD). The ability to broadcast our programs in HD quality allows our ‘larger-than-life’ Superstars to be showcased in a new and exciting way. We generate revenue from our programming through television rights fees and by the sale of cable advertising in Canada. We believe the popularity of our television programming drives the success of our other businesses, translating into increased live event attendance, pay-per-view buys and merchandise sales.

     Under our agreement with NBC Universal, which currently includes “Monday Night Raw” and the weekend program “A.M. Raw”, we receive a rights fee totaling approximately $0.7 million per week. “Monday Night Raw” is a two-hour primetime program that is broadcast live on USA Network and is consistently one of the most watched regularly scheduled programs on cable television. As part of this agreement, Raw also airs in replays on Telemundo and mun2.

     Our relationship with NBC Universal expanded in May 2006 with the re-launch of ECW: Extreme Championship Wrestling, on the SCI FI Channel.

     The two-hour “Friday Night SmackDown” airs on the CW Network in primetime on Fridays and is consistently one of the highest rated programs on CW and a top rated show among males 12-17 and males 18-34 on Friday nights. On January 31, 2008, we announced that we would conclude our partnership with the CW Network after the conclusion of the 2007/2008 television season. Subsequently, in February 2008, we announced that SmackDown would be moving to MyNetworkTV for the start of the 2008/2009 television season.

     Internationally, our programming is distributed in more than 110 countries and 18 different languages. We continue to expand our distribution and have secured new television distribution agreements on terrestrial, cable and satellite platforms throughout the Middle East, Africa, Asia, and South America. We believe our television distribution is key to our international success and use our programming to support tours and related live event merchandise sales as well as furthering our licensing program.

     Television rights fee net revenues were $92.4 million, $58.7 million, $81.5 million and $78.0 million, representing 19%, 22%, 20% and 21% of total net revenues in 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively.

Advertising

     We no longer sell advertising during our programming in the United States; however we continue to provide sponsorships domestically to meet the needs of our advertisers. Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage, on-air announcements and pay-per-view sponsorship. We continue to sell advertising in our programs in Canada.

     Advertising and sponsorship net revenues were $5.9 million, $4.5 million, $22.6 million and $43.7 million, representing 1%, 2%, 6% and 12% of total net revenues in 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively.

Pay-Per-View Programming

     We have been pioneers in both the production and promotion of pay-per-view events since our first pay-per-view event, WrestleMania, in 1985. At each pay-per-view event, our storylines typically culminate or change direction. We intensively market and promote the storylines that are associated with upcoming pay-per-view events through our television shows, internet sites and magazine. Some of our international pay-per-view partners include SKY in the United Kingdom, Premiere in Germany, SKY Perfect TV! in Japan, SKY Italia in Italy and Main Event in Australia.

     We produced 15 domestic pay-per-view programs in 2007 as compared to 11 programs in the 2006 transition period. Based on the schedule of our events, our most popular and successful annual event, WrestleMania, did not occur during the 2006 transition period. Our suggested domestic retail price for all pay-per-view events in 2007 was $39.95, with the exception of WrestleMania which had a suggested domestic retail price of $49.95. Consistent with industry practices, we share the revenues with cable systems and satellite providers such as DirecTV, and pay service fees to iNDEMAND and TVN.

     Pay-per-view net revenues were $94.3 million, $53.4 million, $94.8 million and $85.5 million, representing 19%, 20%, 24% and 23% of total net revenues in 2007, T 2006, fiscal 2006 and fiscal 2005, respectively.

WWE 24/7

     WWE 24/7 On Demand is a Subscription Video On Demand (SVOD) service that offers highly-rated and best-selling classic television shows, pay-per-view events, specials and original programming. Most of this material is drawn from WWE's extensive video library and includes other leading wrestling brands, which we control the content of, such as WCW, WCCW, ECW and AWA. WWE 24/7 subscribers have access to approximately 40 hours of content each month.

     WWE 24/7 On Demand is currently distributed with 14 of the top 15 cable television systems in the country, making WWE 24/7 available to more than 80 percent of VOD enabled subscribers. Major North American distributors currently include: Comcast Communications, Cox Communications, Charter Communications, Cablevision and Verizon Communications, among others. Internationally, WWE 24/7 On Demand is available in Japan, Italy, India and Israel.

     WWE 24/7 net revenues were $4.9 million in 2007, $2.0 million in transition 2006, $1.1 million in fiscal 2006 and less than $0.1 million in fiscal 2005, the initial year of operation.

Consumer Products

(represents 24%, 22%, 22% and 15% of our net revenues in 2007, T 2006, fiscal 2006 and fiscal 2005, respectively)

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

     Videogames and toys represent important components of our licensing program by generating substantial revenues through our licenses with THQ/Jakks Pacific, LLC ("THQ/Jakks") and Jakks Pacific, Inc. ("Jakks"), respectively. We are currently involved in litigation with, among others, THQ/Jakks and Jakks. During the resolution of this litigation we plan to continue to fulfill our obligations under these licenses and expect Jakks and THQ to do likewise. Additional information regarding this litigation is available in Note 11 to Notes to Consolidated Financial Statements. On February 13, 2008 we announced a comprehensive, multi-year licensing agreement, effective as of January 2010, naming Mattel, Inc. as WWE’s master toy licensee covering all global territories upon the expiration of our current toy license with Jakks.

     We have a book publishing licensing agreement with Simon & Schuster which allows us the ability to publish original content in a variety of genres, including fiction, histories, how-to, and autobiographies. During 2007 we published three new books, including The Condemned, an adaptation of the WWE Films production. We also published The Hardcore Diaries by Mick Foley, his third autobiography, and Batista Unleashed by Dave Batista.

     Music is an integral part of the entertainment experience surrounding WWE’s live events, television programs and pay-per-views. We compose and record most of our music, including our Superstar entrance themes, in our recording studio. In addition to our own composed music, we license music performed by popular artists.

     Licensing net revenues, including music, were $47.1 million, $14.7 million, $32.2 million and $20.9 million, representing 10%, 6%, 8% and 6% of total net revenues in 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively.

Home Video

     In 2007, we released 33 new home video titles and shipped approximately 4.0 million DVD units, including catalog titles. Further expansion of distribution and more widespread retail marketing support also helped to drive domestic sales. Beginning in November 2006, Genius Products, LLC became our exclusive domestic distributor of home videos. Outside the United States, our new releases and catalog titles are distributed through licensees.

     Home video net revenues were $53.7 million, $35.5 million, $42.6 million and $20.1 million, representing 11%, 13%, 11% and 6% of total net revenues in 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively.

Magazine Publishing

     In the 2006 transition period, we converted the publication of two magazines, Raw and SmackDown, into one flagship publication, WWE Magazine. This redesigned publication gives fans a look at WWE talent in a lifestyle setting including in-depth features, photos, exclusive interviews and backstage access. WWE Superstars and Divas provide fans with tips on fitness, fashion, gadgets and more.

     Magazine publishing net revenues were $16.5 million, $8.5 million, $11.1 million and $12.2 million, representing 3% of total net revenues in 2007, transition 2006, fiscal 2006 and fiscal 2005.

Digital Media

(represents 7%, 8%, 5% and 3% of our net revenues in 2007, T 2006, fiscal 2006 and fiscal 2005, respectively)

WWE.com

     Through our broadband network and sites, WWE generates revenue from the sale of online advertising, e-commerce, and the distribution of wireless content. Our primary website, WWE.com, attracted nearly 18 million monthly unique users worldwide and generated an average of 35 million streams per month in 2007, according to Omniture, Inc. We utilize the internet to promote our brands, to provide content, to entertain and to market and distribute our products.

     Our portfolio of promotional, ad-supported and transactional video content is a mix of archival footage, breaking news stories, original programs and live broadcasts. WWE.com updates its information as events happen on a global basis.

     We have continued to build upon our wireless footprint by developing a mobile content management system as we entered into relationships with several third party partners to produce, distribute, bill, and directly sell mobile content. To provision this new outlet, we produce several pieces of made-for-mobile video offerings. Domestically, we have a multi-year agreement with AT&T Wireless to provide exclusive content, including videos and ring tones.

     WWE.com net revenues were $16.2 million, $7.3 million, $9.7 million and $7.8 million, representing 3%, 3%, 2% and 2% of total net revenues in 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively.

WWEShop

     WWEShop is our e-commerce storefront. The number of orders processed increased to approximately 329,100 in 2007 as compared to 244,000 for the 2006 transition period. Category offerings continued to expand as did the sale of exclusive WWEShop packages.

     WWEShop net revenues were $18.6 million, $13.4 million, $12.1 million and $4.5 million representing 4%, 5%, 3% and 1% of total net revenues in 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively.

WWE Films

     We established WWE Films to explore options in filmed entertainment in order to promote our Superstars and capitalize on our intellectual property and fan base. We have released three feature films, See No Evil, The Marine and The Condemned. See No Evil, a horror film that featured WWE Superstar Kane and was distributed by Lionsgate, was released domestically in theaters in May 2006. The Marine, an action/adventure film that starred WWE Superstar John Cena, was distributed by Twentieth Century Fox, and was released domestically in theaters in October 2006. Our third feature film, The Condemned, starring Stone Cold Steve Austin and distributed by Lionsgate, was released domestically in April 2007. During 2007, we recorded an asset impairment of $15.7 million related to our revised expectations for the worldwide performance of The Condemned. As of December 31, 2007, we have approximately $21.9 million in capitalized feature film production assets. We do not participate in revenues associated with these film projects until the print and advertising costs and distribution expenses incurred by our distributors have been recouped and the results have been reported back to us. Approximately $16.0 million in film revenues have been recorded, all in 2007.

International

     Revenues generated outside of North America were approximately $119.3 million for 2007, $60.4 million in T2006, $97.7 million in fiscal 2006 and $87.6 million in fiscal 2005. Revenues generated from international sources accounted for approximately 25% of total revenues generated in 2007, 23% in T 2006, and 24% in each of fiscal 2006 and fiscal 2005.

Creative Development and Production

     Headed by our Chairman, Vincent K. McMahon, our creative team develops compelling characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the wrestling ring and unfold on our weekly television shows and on our website, and culminate or change direction during our pay-per-view events.

     Our results are due primarily to the popularity of our Superstars. We currently have exclusive contracts with approximately 170 Superstars, ranging from developmental contracts to multi-year guaranteed contracts with established Superstars. Our Superstars are highly trained and motivated independent contractors whose compensation is tied to the revenue that they help us generate. Popular Superstars include Triple H, John Cena, Batista, Shawn Michaels, Undertaker and Rey Mysterio. We own the rights to substantially all of our characters, and we exclusively license the rights we do not own through agreements with our Superstars. We continually seek to identify, recruit and develop additional talent for our business. In this regard, we have an arrangement with a wrestling development camp, Florida Championship Wrestling, to allow newly identified talent the opportunity to perform for crowds and refine their skills.

Competition

     While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live, television, pay-per-view and movie audiences, we face competition from professional and college sports as well as from other forms of live, filmed and televised entertainment and other leisure activities. We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise. As we continue to expand into the highly competitive internet market we face increased competition from websites offering paid and free web-based and wireless content. Many companies with whom we compete have greater financial resources than we do.

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

Employees

     As of December 2007 we had 570 employees. This headcount excludes our Superstars, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are generally satisfactory. None of our employees are represented by a union.

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

Available Information

     Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website at http://corporate.wwe.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. None of the information on any of our websites is part of this Annual Report on Form 10-K. In addition, our Corporate Governance Guidelines, Code of Business Conduct and charters of our Audit Committee and Compensation Committee are also available on our website. A copy of any of these documents will be mailed to any stockholder upon request to us at World Wrestling Entertainment, Inc., 1241 East Main Street, Stamford, CT 06902, Attn: Investor Relations Department.

Item 1A. Risk Factors

     There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could affect our business. See the discussion under “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

     Our failure to maintain or renew key agreements could adversely affect our ability to distribute television and pay-per-view programming.

     Our television programming is distributed by broadcast and cable networks, and our pay-per-view programming is distributed by pay-per-view providers. Because our revenues are generated, directly and indirectly, from the distribution of our televised and pay-per-view programming, any failure to maintain or renew arrangements with these distributors or the failure of the distributors to continue to provide services to us could adversely affect our operating results. We are regularly in negotiations relating to substantial agreements covering the distribution of our cable, broadcast and/or pay-per-view television by carriers located in the United States or abroad. As an example, on January 31, 2008, we announced that we would conclude our partnership with the CW Network which airs “SmackDown” after the end of the 2007/2008 television season. In February 2008, we announced that SmackDown would be moving to MyNetworkTV.

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

     Our production of live events overseas subjects us to the risks involved in foreign travel and local regulations, including regulations requiring us to obtain visas for our performers. In addition, the licensing of our television and consumer products in international markets exposes us to some degree of currency risk. All international operations are subject to political instability inherent in varying degrees in those markets. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.

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

     We are currently a party to civil litigation, which, if concluded adversely to our interests, could adversely affect our operating results. In the ordinary course of business we become subject to various complaints and litigation matters. The outcome of litigation is inherently difficult to assess and quantify, and the defense against such claims or actions can be costly. Any adverse judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition or results of operations.

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

     We have Class A common stock and Class B common stock. The holders of Class A common stock generally have rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Holders of both classes of common stock generally will vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable Delaware law.

     A substantial majority of the issued and outstanding shares of Class B common stock is owned beneficially by Vincent K. McMahon. Mr. McMahon controls approximately 87% of the voting power of the issued and outstanding shares of our common stock. Through his beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon effectively can exercise control over our affairs, and his interest could conflict with the holders of our Class A common stock. In addition, the voting power of Mr. McMahon through his ownership of our Class B common stock could discourage others from initiating potential mergers, takeovers or other change of control transactions. As a result, the market price of our Class A common stock could decline.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut. We also have offices in New York, London, Toronto and Los Angeles, and have recently established regional international offices in Sydney, Australia; Tokyo, Japan; and Shanghai, China. We own the buildings in which our executive and administrative offices, our television and music recording studios and our production operations are located. We lease space for our sales offices, WWE Films office, and other facilities.

     Our principal properties consist of the following:

		Square		Expiration Date
Facility	Location	Feet	Owned/Leased	of Lease
Executive offices	Stamford, CT	114,300	Owned	—
Production studio	Stamford, CT	39,000	Owned	—
Ring/Photo studio	Stamford, CT	5,600	Leased	May 11, 2009
Executive office	Los Angeles, CA	2,100	Leased	July 15, 2007
Sales offices	Various	16,400	Leased	Various through April 9, 2016

     All of the facilities listed above are utilized in our Live and Televised Entertainment, Consumer Products and Digital Media segments, with the exception of the executive office in Los Angeles, which focuses exclusively on our WWE Films segment.

     We have recently upgraded our television production facility to produce high definition broadcasting. In order to allow for future growth we have started a significant expansion project of our television production facility. The capital expenditure for this expansion during the years 2008, 2009 and 2010 is expected to be approximately $60 to $75 million.

     We also own a daycare facility in Stamford, Connecticut on property adjacent to our production facilities. The licensing and operation of this facility is managed by a third-party contractor. We have the responsibility to obtain the required licenses and to ensure that the facility meets health, safety, fire and building codes.

Item 3. Legal Proceedings

     See Note 11 to Notes to Consolidated Financial Statements, which is included elsewhere in this Form 10-K.

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

Fiscal year 2006

Quarter Ended	July 29	October 28	January 27	April 30	Full Year
Class A common stock price per share:
High	$12.46	$13.80	$15.90	$17.60	$17.60
Low	$9.91	$11.84	$12.35	$14.22	$9.91
Class A and Class B dividends paid per share	$0.12	$0.12	$0.24	$0.24	$0.72

Transition period 2006

Quarter Ended	July 28	October 27	December 31	N/A	Full Period
Class A common stock price per share:
High	$17.75	$16.95	$16.76	N/A	$17.75
Low	$15.54	$14.98	$15.60	N/A	$14.98
Class A and Class B dividends paid per share	$0.24	$0.24	$0.24	N/A	$0.72

Fiscal Year 2007

Quarter Ended	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$16.66	$18.60	$16.69	$15.84	$18.60
Low	$15.50	$15.58	$13.49	$13.95	$13.49
Class A and Class B dividends paid per share	$0.24	$0.24	$0.24	$0.24	$0.96

     There were 10,985 holders of record of Class A common stock and four holders of record of Class B common stock on February 22, 2008.

     On February 21, 2008, the Board of Directors authorized a regular quarterly cash dividend of $0.36 to shareholders of record on March 14, 2008 that will be paid on or about March 25, 2008. Vincent K. McMahon, Linda E. McMahon and members of their immediate family, as well as two trusts under which members of their immediate family are the sole beneficiaries, have waived their respective rights to any portion of the quarterly cash dividend in excess of the first $0.24 per share. This waiver applies to all Class A and Class B common stock beneficially owned by any of the parties for a three year period ending February 2011, subject to earlier termination in the event of the death of Vincent K. McMahon, the majority stockholder. This waiver does not apply to any dividends other than regular quarterly cash dividends that may be declared by the Board of Directors in the future or to shares of Class A or Class B common stock following a transfer of the shares by any of these parties to any unrelated third parties.

     Our quarterly cash dividend is based on a number of factors, including our liquidity and historical and projected cash flows. The declaration and payment of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend on general economic and business conditions, our strategic plan, our financial results, contractual and legal restrictions and such other factors as the Board of Directors may consider to be relevant.

Equity Compensation Plan Information

     The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2007.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders :
1999 Long Term Incentive Plan
Stock options	1,193,062	$13.16	4,038,690 (1)
Restricted stock units	761,384	N/A	Same as above
2007 Omnibus Incentive Plan (1)
Performance stock units	584,970	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,539,416	$13.16	4,038,690

(1)	The 2007 Omnibus Incentive Plan will be included for shareholder approval as part of the 2008 Annual Meeting of stockholders. Assuming such approval, the aggregate number of share based awards will equal 5,000,000 reduced by the number of shares granted under the 1999 LTIP after the adoption by the Board of the Omnibus Plan (July 20, 2007) but before its approval by shareholders at the 2008 Annual Meeting. The number set forth in the table above reflects the net aggregate number available as of December 31, 2007.

Item 6. Selected Financial Data

     The following table sets forth our selected financial data for the twelve months ended December 31, 2007, the eight month transition period ended December 31, 2006 and each of the four fiscal years in the period ended April 30, 2006. The selected financial data as of December 31, 2007, December 31, 2006 and April 30, 2006 and for the year ended December 31, 2007, the eight month transition period ended December 31, 2006 and the fiscal years ended April 30, 2006 and April 30, 2005 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected financial data as of April 30, 2005, April 30, 2004 and April 30, 2003 and for the fiscal years ended April 30, 2004 and April 30, 2003 have been derived from our audited consolidated financial statements, which are not included in this Annual Report. You should read the selected financial data in conjunction with our consolidated financial statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report.

	2007	T 2006	2006	2005	2004	2003
Financial Highlights:
Net revenues	$485.7	$262.9	$400.1	$366.4	$374.9	$374.3
Operating income	$68.4	$39.2	$70.5	$50.3	$73.6	$26.6
Income from continuing operations	$52.1	$31.6	$47.0	$37.8	$49.6	$16.1
Net income (loss) (1)	$52.1	$31.6	$47.0	$39.1	$48.2	$(19.5)
Earnings per share from continuing operations, diluted	$0.72	$0.44	$0.67	$0.54	$0.72	$0.22
Earnings (loss) per share, diluted	$0.72	$0.44	$0.67	$0.56	$0.70	$(0.28)
Dividends paid per share	$0.96	$0.72	$0.72	$0.36	$0.16	N/A
Cash and short-term investments	$266.4	$248.2	$280.9	$258.1	$273.3	$271.1
Total assets	$470.1	$453.3	$479.4	$441.4	$454.3	$432.2
Total debt	$5.8	$6.7	$7.2	$8.0	$8.7	$9.9
Total stockholders’ equity	$383.4	$385.7	$396.2	$375.5	$353.1	$337.4

(1)	Included in our net income (loss) was the operating results of our discontinued operations, The World and the XFL, and their respective estimated shutdown costs, which totaled approximately $0, $0, $0, $1.4, ($1.4) and ($35.6) during 2007, T 2006, fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

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

Digital Media

  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

WWE Films

  Revenues consist of our share of receipts from the distribution of filmed entertainment featuring our Superstars. Two feature films were released in 2006 and one film was released in 2007. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

     We provide updated information on the key drivers of our business including live event attendance, pay-per-view buys, home video shipments, website traffic, and online merchandise sales on a monthly basis on our corporate website http://corporate.wwe.com. Such information is not incorporated herein by reference.

Results of Operations

     Twelve Month Year Ended December 31, 2007 compared to Eight Month Transition Period Ended December 31, 2006 (dollars in millions)

     Summary

Net Revenues	2007	T 2006
Live and Televised Entertainment	$316.8	$183.0
Consumer Products	118.1	59.2
Digital Media	34.8	20.7
WWE Films	16.0	—
Total	$485.7	$262.9

Cost of Revenues	2007	T 2006
Live and Televised Entertainment	$202.8	$114.9
Consumer Products	45.6	28.7
Digital Media	21.3	13.5
WWE Films	29.1	—
Total	$298.8	$157.1
Profit contribution margin	38%	40%

Operating Income	2007	T 2006
Live and Televised Entertainment	$100.2	$57.0
Consumer Products	68.6	26.9
Digital Media	6.3	3.8
WWE Films	(14.8)	(1.1)
Corporate	(91.9)	(47.4)
Total operating income	$68.4	$39.2
Income from continuing operations	$52.1	$31.6

     Our Live and Televised Entertainment segment benefited from strong performances both at international and North American live events as we achieved total average attendance of 6,800 in 2007 as compared to 5,300 in the eight month transition period. Our licensing based revenue accounted for approximately 40% of our Consumer Products segment in 2007 as compared to 25% of segment revenues in the transition period, reflecting higher toy and apparel based revenue. It should be noted that the 2006 transition period did not reflect ‘holiday season’ licensing sales which are recorded as the results are reported to us in the first calendar quarter. In addition, our magazine publishing business continued to grow, reflecting our increased circulation. Digital Media revenues for web based advertising and wireless products accounted for $16.2 million in 2007 as compared to $7.3 million in the eight month transition period. In 2007 we recorded our first revenues related to our features film releases, as a total of $16.0 million has been recorded for our films The Marine and See No Evil.

     Revenues derived from international sources represented 25% and 23% of total net revenues in 2007 and T 2006, respectively.

     Additional details regarding these summary results follow below.

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment	2007	T 2006
Live events	$99.3	$52.3
Number of North American events	233	212
Average North American attendance	6,600	4,860
Average North American ticket price (dollars)	$40.47	$35.53
Number of international events	75	34
Average international attendance	7,700	8,290
Average international ticket price (dollars)	$79.60	$68.47
Venue merchandise	$19.1	$12.1
Domestic per capita spending (dollars)	$10.75	$10.89
Pay-per-view	$94.3	$53.4
Number of pay-per-view events	15	11
Number of buys from pay-per-view events	5,200,800	3,287,300
Average revenue per buy (dollars)	$17.43	$15.46
Domestic retail price, excluding WrestleMania (dollars)	$39.95	$39.95
WWE - 24/7	$4.9	$2.0
Advertising	$5.9	$4.5
Sponsorship advertising	$1.2	$0.5
Television rights fees
Domestic	$59.6	$38.0
International	$32.8	$20.7
Other	$0.9	—
Total	$316.8	$183.0

Ratings:
Average weekly household ratings for Raw	3.7	3.9
Average weekly household ratings for SmackDown	2.7	2.4
Average weekly household ratings for ECW	1.5	1.9

Cost of Revenues-Live and Televised Entertainment	2007	T 2006
Live events	$71.2	$40.9
Venue merchandise	11.4	8.1
Pay-per-view	43.6	19.3
WWE - 24/7	2.1	—
Advertising	0.9	(0.1)
Television	66.5	40.4
Other	7.1	6.3
Total	$202.8	$114.9
Profit contribution margin	36%	37%

     Live events revenue reflects approximately $61.9 million for North American events and $37.4 million for international events in 2007 as compared to $36.6 million for North American events and $15.7 million for international events in the eight month 2006 transition period. During 2007, average attendance at our North American events was approximately 6,600 while average attendance at our international events was 7,700. During the 2006 transition period, North American average attendance was approximately 4,900 and average international attendance was 8,300. We did not produce any stand-alone Extreme Championship Wrestling (“ECW”) branded events in 2007. During the 2006 transition period, we produced 38 ECW events that were held in smaller venues and consequently generated lower attendance and revenues per event as compared to our Raw and SmackDown brands. Beginning in 2007, ECW’s live events were combined with our SmackDown brand. Live events profit contribution margin was 28% in 2007 as compared to 22% in the 2006 transition period.

     Venue merchandise revenues in 2007 were positively impacted by the increase in North American average attendance. Per capita spending dollars for venue sales were essentially flat. Venue merchandise profit contribution margin was 40% in 2007 as compared to 33% in the eight month transition period, reflecting lower cost of sales from the expiration of a consulting services agreement and reduced material costs.

     Pay-per-view revenue reflects approximately 5.2 million buys in 2007 as compared to 3.3 million buys in the 2006 transition period. The average number of buys reported for the fifteen events that occurred in 2007 was 347,000 as compared to 300,000 buys for the ten events that occurred in the 2006 transition. In 2007, our premier annual pay-per-view event, WrestleMania 23, generated approximately 1.2 million buys. WrestleMania 22 occurred in April 2006 and is therefore not included in the results of the 2006 transition period. Domestic buys, which carry a higher price per buy, represented 66% of total buys during 2007 as compared to 61% of total buys in the 2006 transition period. The pay-per-view profit contribution margin was 54% in the twelve month 2007 period as compared to 64% in the eight month transition period. The 2007 profit margin reflected additional spending in pay-per-view promotion and consumer advertising in support of WrestleMania.

     Advertising revenues include sales of advertising on our Canadian television programs as well as various domestic sponsorship packages. Advertising cost of revenues reflects costs associated with the increased sponsorship related activities in the current year.

     The increase in domestic television rights fees was primarily due to the rights fees received for our ECW programming in the current year. The increase in television cost of revenues is primarily due to the production of television shows while on tour internationally, as we produced six of these televised international shows in 2007 as compared to two shows during the transition period.

     The following chart provides performance results and key drivers for our Consumer Products segment:

Revenues- Consumer Products	2007	T 2006
Licensing	$47.1	$14.7
Magazine publishing	$16.5	$8.5
Net units sold	4,858,400	2,793,600
Home video	$53.7	$35.5
Gross DVD units shipped	4,034,167	3,283,800
Other	$0.8	$0.5
Total	$118.1	$59.2

Cost of Revenues-Consumer Products	2007	T 2006
Licensing	$11.9	$3.8
Magazine publishing	$11.4	6.8
Home video	$21.6	17.8
Other	$0.7	0.3
Total	$45.6	$28.7
Profit contribution margin	61%	52%

     Licensing revenues in 2007 reflect approximately $14.3 million in the toy category, $18.3 million in the videogame category and $9.4 million related to apparel and novelties. 2007 reflects revenues from the videogame title “SmackDown vs. Raw 2007” released in three platforms versus two platforms for the prior release in this series. The success of our apparel program in the United States, South Africa, the United Kingdom, and Australia helped to generate approximately $6.1 million in 2007. In the 2006 transition period, revenues reflected approximately $5.0 million in the toy category, $2.9 million in the videogame category and $3.3 million related to apparel and novelties. Licensing revenue is dependent upon the release schedule of products and is affected by the timing of when licensees report results to us. Licensing cost of revenue consists primarily of talent royalties and agent commissions paid to our licensing agents. The licensing profit contribution margin was 75% in 2007 as compared to 74% in the 2006 transition period.

     In July 2006, we began publishing a new magazine titled WWE Magazine that replaced our two former magazines, Raw and SmackDown. Including our ‘special’ magazine titles that are published periodically during the year, we published twenty-one issues in 2007 as compared to sixteen issues in the 2006 transition period. The magazine publishing profit contribution margin was 31% in 2007 as compared to 20% in the 2006 transition period. The profit contribution in the 2006 transition period was impacted by additional editorial and content costs associated with the creation of the new WWE Magazine.

     Home video revenue reflects the sale of approximately 4.0 million gross DVD units in 2007 as compared to 3.3 million gross units in the 2006 transition period. Included in the successful titles released in 2007 was WrestleMania 23, which shipped approximately 367,000 gross units. The home video profit contribution margin was 60% in 2007 as compared to 50% in the 2006 transition period, reflecting improved distribution and production costs.

     The following chart provides performance results and key drivers for our Digital Media segment:

Revenues- Digital Media	2007	T 2006
WWE.com	$16.2	$7.3
WWEShop	$18.6	$13.4
Average revenues per order (dollars)	$54.94	$53.24
Total	$34.8	$20.7

Cost of Revenues-Digital Media	2007	T 2006
WWE.com	$7.6	$4.3
WWEShop	$13.7	9.2
Total	$21.3	$13.5
Profit contribution margin	39%	35%

     WWE.com revenue in 2007 reflects additional web advertising and wireless content. Web-based advertising accounted for approximately $10.4 million in revenues as compared to $5.5 million in the 2006 transition period. 2007 also includes approximately $4.3 million in wireless based revenues, primarily driven by our multi-year deal with AT&T Wireless to provide exclusive WWE content, including videos and ring tones. The WWE.com profit contribution margin was 53% in 2007 as compared 41% in the 2006 transition period.

     WWEShop revenue in 2007 reflects approximately 329,100 customer orders as compared to 244,000 customer orders in the 2006 eight month transition period. The sale of exclusive WWEShop packages and an increase in the variety of offerings available on WWEShop contributed to the increase in average customer spend per order. The WWEShop profit contribution margin was 26% in 2007 as compared to 35% in the 2006 transition period.

     WWE Films

     During 2007, revenues from our WWE Films segment were $16.0 million. WWE participates in revenues associated with our film projects when the distribution and advertising costs incurred by our distributors have been recouped and the results have been reported to us. The revenue recorded in 2007 relates to our feature films The Marine and See No Evil.

     In the current year, we expensed approximately $29.1 million of feature film production assets. Included in this amount was a $15.7 million film asset impairment charge related to the performance of our April 2007 theatrical release, The Condemned, which only achieved approximately $7.4 million in gross domestic box office receipts. Our feature film production asset balance is expensed in proportion with the recognition of revenue. During 2007 we expensed $13.0 million of feature film production assets due to the revenue recorded relating to The Marine and See No Evil, for which we expensed $8.5 million and $4.5 million, respectively. Additionally, we expensed approximately $0.4 million of development costs for abandoned projects.

     The following chart reflects the amounts of certain significant overhead items:

Selling, General & Administrative Expenses	2007	T 2006
Staff related	$50.3	$29.9
Legal, accounting and other professional	14.0	6.1
Stock compensation	7.8	4.8
Advertising and promotion	5.4	3.4
Bad debt	0.1	(1.6)
All other	31.5	18.4
Total SG&A	$109.1	$61.0
SG&A as a percentage of net revenues	23%	23%

     Staff related expenses increased due in part to the continued expansion of our Digital Media content staff and advertising sales force. The increase in legal, accounting and other professional fees reflects additional costs associated with trademark filings and costs associated with our Talent Wellness program. Stock compensation expense in 2007 includes amortization of restricted stock unit and performance stock unit grants issued to employees. Bad debt expense in the transition period included the reversal of previously reserved accounts for which we subsequently recovered.

	2007	T 2006
Depreciation and amortization	$9.3	$5.6

     Depreciation expense has increased due to the addition of capital projects.

	2007	T 2006
Investment income	$9.1	$6.4

	2007	T 2006
Interest expense	$0.6	$0.4

	2007	T 2006
Other (expense) income, net	$(0.5)	$0.9

Provision for Income Taxes	2007	T 2006
Provision	$24.3	$14.5
Effective tax rate	32%	31%

     The current year effective tax rate is consistent with the prior years’ rate due to high levels of tax-exempt interest, the continued increased tax benefits from domestic production activities and the impact of the reversal of liabilities established for previously unrecognized tax positions.

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

     Revenues derived from international sources represented 23% and 24% of total net revenues in the 2006 transition period and fiscal 2006, respectively.

     Additional details regarding these summary results follow below.

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment	T 2006	2006
Live events	$52.3	$75.0
Number of North American events	212	248
Average North American attendance	4,860	4,990
Average North American ticket price (dollars)	$35.53	$37.34
Number of international events	34	52
Average international attendance	8,290	9,160
Average international ticket price (dollars)	$68.47	$69.18
Venue merchandise	$12.1	$14.7
Domestic per capita spending (dollars)	$10.89	$10.57
Pay-per-view	$53.4	$94.8
Number of pay-per-view events	11	16
Number of buys from pay-per-view events	3,287,300	6,241,100
Average revenue per buy (dollars)	$15.46	$14.96
Domestic retail price, excluding WrestleMania (dollars)	$39.95	$34.95
Advertising	$4.5	$22.6
Sponsorship advertising	$0.5	$2.8
Television rights fees
Domestic	$38.0	$53.0
International	$20.7	$28.5
Other	$2.0	$2.2
Total	$183.0	$290.8

Ratings
Average weekly household ratings for Raw	3.9	4.0
Average weekly household ratings for SmackDown	2.4	2.8
Average weekly household ratings for ECW	1.9	—

Cost of Revenues-Live and Televised Entertainment	T 2006	2006
Live events	$40.9	$56.9
Venue merchandise	8.1	10.6
Pay-per-view	19.3	42.2
Advertising	(0.1)	6.8
Television	40.4	53.8
Other	6.3	8.3
Total	$114.9	$178.6
Profit contribution margin	37%	39%

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

     Venue merchandise revenues in transition 2006 were positively impacted by the increase in North American average attendance as the per capita spending dollars for venue sales were consistent with fiscal 2006. The venue merchandise profit contribution margin was 33% in the eight month transition period as compared to 28% in the twelve month fiscal 2006 period. This increase in profit margin reflected a reduction in building rental costs in the 2006 transition period.

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

     Advertising revenues in the 2006 transition period included sales of advertising on our Canadian television programs and various sponsorship packages that totaled approximately $4.5 million. Under the terms of our domestic cable distribution agreement with USA Network, which began in October 2005, we no longer sell or participate in any domestic cable advertising. The decrease in advertising cost of revenues reflects the absence of costs associated with selling domestic cable advertising in the transition period.

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

     Licensing revenues in the 2006 transition period reflect approximately $5.0 million in the toy category, $2.9 million in the videogame category and $3.3 million related to novelties and apparel. In fiscal 2006, revenues reflected approximately $8.5 million in the toy category, $14.5 million in the videogame category and $4.5 million related to novelties and apparel. Videogame revenue is dependent upon the release schedule of new games and licensees reporting results to us. Fiscal 2006 reflects revenues from two new titles released as compared to no revenues reported for new releases in the transition period. Revenues from our latest videogame release in 2006 was reported in 2007. Licensing cost of revenue consists primarily of talent royalties and agent commissions paid to our licensing agents. The licensing profit contribution margin was 74% in both the eight month 2006 transition period and the twelve month fiscal 2006 period.

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

     WWE Films

     During the eight month 2006 transition period we released two feature films, See No Evil and The Marine, to theaters in widespread distribution. See No Evil was released domestically in theaters in May 2006 and on DVD in November 2006. The Marine was released domestically in theaters in October 2006 and on DVD in January 2007. During the 2006 transition period we incurred approximately $16.9 million in capitalized production costs for our third feature film, The Condemned, which was released in April 2007. As of December 31, 2006 we had recorded approximately $53.6 million in capitalized feature film production costs. We do not participate in any revenues associated with these film projects until the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us. Accordingly, no revenues had been recorded in the 2006 transition period.

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

	T 2006	2006
Depreciation and amortization	$5.6	$ 10.5

     Depreciation and amortization expense has declined as the amount of capitalized property, plant and equipment and film libraries that became fully depreciated and amortized continued to increase.

	T 2006	2006
Investment income	$6.4	$ 7.4

     Investment income in the transition period has increased based on higher short term interest rates and decreases in realized investment losses.

	T 2006	2006
Interest expense	$0.4	$0.6

	T 2006	2006
Other income, net	$0.9	$0.6

Provision for Income Taxes	T 2006	2006
Provision	$14.5	$30.9
Effective tax rate	31%	40%

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

     Fiscal Year Ended April 30, 2006 compared to Fiscal Year Ended April 30, 2005 (dollars in millions)

     Summary

			better
Net Revenues	2006	2005	(worse)
Live and Televised Entertainment	$290.8	$299.5	(3)%
Consumer Products	86.4	53.9	60%
Digital Media	22.9	13.0	76%
WWE Films	—	—	—
Total	$400.1	$366.4	9%

			better
Cost of Revenues	2006	2005	(worse)
Live and Televised Entertainment	$178.6	$181.8	2%
Consumer Products	34.4	23.3	(48)%
Digital Media	14.2	8.2	(73)%
WWE Films	—	—	—
Total	$227.2	$213.3	(7)%
Profit contribution margin	43%	42%

			better
Operating Income:	2006	2005	(worse)
Live and Televised Entertainment	$93.9	$100.6	(7)%
Consumer Products	46.4	26.9	72%
Digital Media	2.9	1.2	142%
WWE Films	(1.3)	(1.0)	(30)%
Corporate	(71.4)	(77.4)	8%
Total operating income	$70.5	$50.3	40%
Income from continuing operations	$47.0	$37.8	24%

     The increase in net revenues and operating income for fiscal 2006 principally reflected additional pay-per-view buys in our Live and Televised Entertainment segment and the growth of our licensing and home video businesses in our Consumer Products segment. Also, the revenues associated with WWEShop, our internet based storefront, more than doubled from fiscal 2005, which drove the increase in the Digital Media segment. These increases were offset, in part, by the absence of $17.5 million from domestic cable advertising sales in our Live and Televised Entertainment segment, due to our agreement with the USA Network. Revenues derived from international sources represented 24% of total net revenues in both fiscal 2006 and fiscal 2005.

     Additional details regarding these summary results follow below.

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

			better
Revenues- Live and Televised Entertainment	2006	2005	(worse)
Live events	$75.0	$78.7	(5)%
Number of North American events	248	276	(10)%
Average North American attendance	4,990	4,250	17%
Average North American ticket price (dollars)	$37.34	$38.61	(3)%
Number of international events	52	49	6%
Average international attendance	9,160	9,070	1%
Average international ticket price (dollars)	$69.18	$74.53	(7)%
Venue merchandise	$14.7	$12.8	15%
Domestic per capita spending (dollars)	$10.57	$9.54	11%

Pay-per-view	$94.8	$85.5	11%
Number of pay-per-view events	16	14	14%
Number of buys from pay-per-view events	6,241,100	5,280,800	18%
Average revenue per buy (dollars)	$14.96	$15.94	(6)%
Domestic retail price, excluding WrestleMania (dollars)	$34.95	$34.95	—

Advertising	$22.6	$43.7	(48)%
Sponsorship revenues	$2.8	$4.7	(40)%

Television rights fees
Domestic	$53.0	$53.2	—
International	$28.5	$24.8	15%
Other	$2.2	$0.8	175%
Total	$290.8	$299.5	(3)%

Ratings
Average weekly household ratings for Raw	4.0	3.7	8%
Average weekly household ratings for SmackDown	2.8	3.2	(13)%

			better
Cost of Revenues-Live and Televised Entertainment	2006	2005	(worse)
Live events	$56.9	$59.8	5%
Venue merchandise	10.6	8.4	(26)%
Pay-per-view	42.2	36.3	(16)%
Advertising	6.8	14.6	53%
Television	53.8	53.9	—
Other	8.3	8.8	6%
Total	$178.6	$181.8	2%
Profit contribution margin	39%	39%

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

     The following chart provides performance results and key drivers for our Consumer Products segment:

			better
Revenues- Consumer Products	2006	2005	(worse)
Licensing	$32.2	$20.9	54%
Magazine publishing	$11.1	$12.2	(9)%
Net units sold	4,096,700	4,058,200	1%
Home video	$42.6	$20.1	112%
Gross DVD units shipped	2,883,200	1,868,400	54%
Other	$0.5	$0.7	(29)%
Total	$86.4	$53.9	60%

			better
Cost of Revenues-Consumer Products	2006	2005	(worse)
Licensing	$8.5	$6.4	(33)%
Magazine publishing	6.9	7.2	4%
Home video	18.6	9.2	(102)%
Other	0.4	0.5	20%
Total	$34.4	$23.3	(48)%
Profit contribution margin	60%	57%

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

     The following chart provides performance results and key drivers for our Digital Media segment:

			better
Revenues- Digital Media	2006	2005	(worse)
WWE.com	$9.7	$7.8	24%
WWEShop	$12.1	$4.5	169%
Average revenues per order (dollars)	$53.42	$47.78	12%
Other	$1.1	$0.7	57%
Total	$22.9	$13.0	76%

			better
Cost of Revenues-Digital Media	2006	2005	(worse)
WWE.com	$5.2	$3.5	(49)%
WWEShop	7.8	3.7	(111)%
Other	1.2	1.0	(20)%
Total	$14.2	$8.2	(73)%
Profit contribution margin	38%	37%

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

     The following chart reflects the amounts and percent change of certain significant overhead items:

			better
Selling, General & Administrative Expenses	2006	2005	(worse)
Staff related	$44.7	$41.2	(8)%
Legal, accounting and other professional	10.9	16.1	32%
Advertising and promotion	5.2	6.3	17%
Stock compensation	4.7	4.1	(1)%
Bad debt	0.5	0.7	29%
All other	25.9	22.6	(15)%
Total SG&A	$91.9	$91.0	(1)%
SG&A as a percentage of net revenues	23%	25%

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

			better
	2006	2005	(worse)
Depreciation and amortization	$10.5	$11.9	12%

     Depreciation and amortization expense declined as the amount of capitalized property, plant and equipment that became fully depreciated in fiscal 2006 exceeded the depreciation associated with capital additions in fiscal 2005.

			better
	2006	2005	(worse)
Investment income	$7.4	$5.4	37%

     The increase in investment income reflects higher short term interest rates.

			better
	2006	2005	(worse)
Interest expense	$0.6	$0.6	—

			better
	2006	2005	(worse)
Other income, net	$0.6	$1.3	(54)%

Provision for Income Taxes	2006	2005
Provision	$30.9	$18.6
Effective tax rate	40%	33%

     The rise in the effective tax rate for fiscal 2006 was primarily due to realized capital losses and an increase in state and local taxes. In addition, the effective tax rate in fiscal 2005 was lower primarily due to the release of a valuation allowance no longer necessary upon the assignment of the lease of The World to a third party and other state tax benefits.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $98.2 million and $22.3 million for December 31, 2007 and the December 31, 2006 eight month transition period, respectively. Cash flows provided by operating activities were $67.3 and $16.5 million for the fiscal years ended April 30, 2006, and 2005, respectively. Cash flows provided by operating activities vary, in part, due to the timing of our productions and the related amortization of feature films. The increase in cash flows provided by operating activities in 2007 reflects the impact of feature film amortization and decreased cash flows used for feature film production, which were $1.8 million, $17.5 million, $7.3 million and $28.3 million for 2007, the 2006 transition period, and the fiscal years ended April 30, 2006 and 2005, respectively. The estimated cash to be used in fiscal 2008 for feature film production costs is approximately $20.0 to $30.0 million, depending on the number and type of film projects selected. Working capital, consisting of current assets less current liabilities, was $276.1 million, $255.3 million and $285.2 million of December 31, 2007, December 31, 2006 and April 30, 2006, respectively.

     Net cash flows provided by investing activities for 2007 were $13.0 million, while cash flows used in investing activities were $64.4 million in the 2006 transition period. Cash flows provided by investing activities for fiscal years 2006 and 2005 were $84.9 million and $15.8 million, respectively. In the 2006 transition period we purchased approximately $77.4 million of short term investments. As of February 22, 2008, we had approximately $114.2 million invested primarily in fixed income mutual funds and municipal bonds. Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.

     Capital expenditures for fixed asset projects were approximately $18.2 million, $5.1 million $9.4 million, and $5.1 million in 2007, transition 2006, fiscal 2006, and 2005, respectively. We spent approximately $0.4 million, $2.7 million, $0.9 million, and $0.2 million on the purchase of film library and other intangible assets in 2007, transition 2006, fiscal 2006, and 2005, respectively. Capital expenditures in 2007 reflected approximately $10.1 million related to our transition to high definition broadcasting. Fiscal 2006 included approximately $4.6 million for the purchase of land adjacent to our television studio. Capital expenditures in 2008 are expected to be between $25 million and $30 million, reflecting significant projects related to television equipment and capital building improvements for our television production studio.

     Cash flows used in financing activities for 2007, the 2006 transition period and the fiscal years ended April 30, 2006 and 2005, were $61.6 million, $46.8 million, $33.5 million, and $24.2 million, respectively. In 2007, we paid four quarterly cash dividends of $0.24 on all Class A and Class B common shares, for an aggregate amount of $68.7 million. In the 2006 transition period, we paid three quarterly cash dividends, at $0.24 per share on all Class A and Class B common shares, for an aggregate amount of $51.0 million. In fiscal 2006, we paid four quarterly cash dividends, including two dividends at a rate of $0.12 per share and two dividends at $0.24 per share on all Class A and Class B common shares, for an aggregate amount of $50.1 million. This compares to dividends paid of $24.7 million in fiscal 2005. In February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family, which is expected to be paid on or about March 25, 2008. The quarterly dividend on all Class B shares, held by members of the McMahon family and their respective trusts, will remain at $0.24 per share as they have waived regular quarterly cash dividends in excess of $0.24 per share for a period of three years. Assuming the continuation of these respective cash quarterly dividend rates of $0.36 per share and $0.24 per share and the same stock ownership, the estimated amount of dividends to be paid for the upcoming fiscal year is approximately $80.6 million.

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

  Employment contract with Vincent K. McMahon, which runs through October 2009, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract. Mr. McMahon began waiving all of his compensation under theses agreements in 2007, except for a salary of $850,000 per year.

  Employment contract with Linda E. McMahon, which runs through October 2009, with annual renewals thereafter if not terminated by us or Mrs. McMahon. Mrs. McMahon began waiving all of her compensation under this agreement in 2007, except for a salary of $500,000 per year.

  Other employment contracts, which are generally for one-to three-year terms.

  Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.

     Our aggregate minimum payment obligations under these contracts as of December 31, 2007, assuming the continued waiver of compensation by Mr. and Mrs. McMahon (except for the annual salaries of $850,000 and $500,000, respectively, noted above), were as follows:

	Payments due by period
	($ in millions)
				After
	2008	2009 to 2010	2011 to 2012	2012	Total
Long-term debt (including interest thereon)	$1.3	$2.7	$2.7	$0.4	$7.1
Operating leases	1.5	2.4	1.3	1.3	6.5
Talent, employment agreements and other commitments	11.5	8.5	3.7	12.5	36.2
Total commitments	$14.3	$13.6	$7.7	$14.2	$49.8

Seasonality

     Our operating results are not materially affected by seasonal factors; however, our premier event, WrestleMania, historically occurred in our fourth fiscal quarter. Due to our change in fiscal year end, beginning in calendar year 2007 WrestleMania typically occurs late in our first quarter or early in our second quarter. In addition, revenues from our licensing and direct sale of consumer products, including our catalogs, magazines and internet sites, may vary from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuation in quarterly revenues and earnings.

Inflation

     During 2007, transition 2006 and the previous two fiscal years, inflation has not had a material effect on our business.

Application of Critical Accounting Policies

Accounting Policies

     We believe the following are the critical accounting policies used in the preparation of our financial statements, as well as the significant judgments and estimates affecting the application of these policies.

•     Revenue Recognition

     Pay-per-view programming:

     Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and any subsequent adjustments to the buys are recognized on a cash basis. As of December 31, 2007, our pay-per-view accounts receivable was $15.7 million. If our initial estimate is incorrect, it can result in significant adjustments to revenues in subsequent years.

     Home video:

     Revenues from the sales of home video titles are recorded when shipped by our distributor to wholesalers/ retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information and current industry trends. As of December 31, 2007, our home video returns allowance was $6.6 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

     Magazine publishing:

     Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns. We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current titles in relation to prior issue return rates. As of December 31, 2007, our newsstand returns allowance was $4.8 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

•     Feature films

      We capitalize costs of production and acquisition, including production overhead, as feature film production assets. These costs are amortized to direct operating expenses in accordance with Statement of Position 00-2 Accounting by Producers or Distributors of Films. The costs for an individual film are amortized and participation and residual costs are accrued in the proportion that the current period’s revenues bear to management’s estimates of the ultimate revenue from exploitation, exhibition or sale of such film over a period not to exceed ten years from the date of initial release. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition. In 2007 we recorded an impairment charge of $15.7 million related to The Condemned. As of December 31, 2007, we have approximately $21.9 million in capitalized film production costs.

     We have performed estimates of our ultimate revenue for our three released projects See No Evil, The Marine, and The Condemned, as of December 31, 2007, as well as the capitalized costs for various films in development, and believe no write-down is required at this time.

•     Allowance for Doubtful Accounts

     Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers. Changes in the financial condition of significant customers, either adverse or positive, could impact the amount and timing of any additional allowances that may be required. As of December 31, 2007, our allowance for doubtful accounts was $1.4 million.

•     Income Taxes

     We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. As such, we recognize the future impact of the difference between the financial statement and tax basis of assets and liabilities. As of December 31, 2007, we have $19.7 million of net deferred tax assets on our balance sheet. We record valuation allowances against deferred tax assets when management does not believe the future tax benefits are more likely than not to be realized. We do not recognize the benefit of a tax position, for financial statement purposes, unless the position is more likely than not to be sustained upon review by competent authorities.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming. (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines; (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks as we expand into new and complementary businesses such as feature films; (xv) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvi) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xvii) our Class A common stock has a relatively small public “float”. The forward-looking statements speak only as of the date of this Report and undue reliance should not be placed on these statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

Item 9A. Controls and Procedures

     We have performed an evaluation under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in our disclosure controls and procedures during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. We reviewed the results of management’s assessment with our Audit Committee.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2007 of the Company and our report dated March 5, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 5, 2008

Item 9B. Other Information

     None.

PART III

     The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements and Schedule: See index to Consolidated Financial Statements on page F-1 of this Report.

2. Exhibits:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).

3.1A	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-8, filed July 15, 2002).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-84327)).

3.2A	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 4.2(a) to our Registration Statement on Form S-8, filed July 15, 2002).

10.1	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (No. 333-84327)) (the “LTIP”).*

10.1A	Form of Option Agreement under the LTIP (incorporated by reference to Exhibit 10.1A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003).*

10.1B	Form of Agreement for Restricted Stock Units granted during 2003 under the LTIP (incorporated by reference to Exhibit 10.2B to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003).*

10.2	Employment Agreement with Vincent K. McMahon, dated October 14, 1999 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (No. 333-84327)).*

10.2A	Amendment, dated as of May 1, 2002, to Employment Agreement with Vincent K. McMahon (incorporated by reference to Exhibit 10.2A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

10.2B	Amendment, dated June 23, 2006, to Employment Agreement with Vincent K. McMahon (incorporated by reference to Exhibit 10.2B to our Annual Report on Form 10-K for the fiscal year ended April 20, 2006).*

10.3	Booking Contract with Vincent K. McMahon, dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*

10.3A	Amendment, dated July 3, 2001, to Booking Contract with Vincent K. McMahon (incorporated by reference to Exhibit 10.3A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2001).*

10.4	Employment Agreement with Linda E. McMahon dated October 14, 1999 ((incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (No. 333-84327)).*

10.4A	Amendment, dated June 23, 2006, to Employment Agreement with Linda E. McMahon (incorporated by reference to Exhibit 10.4A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2006).*

10.5	Booking Contract with Linda E. McMahon, dated February 15, 2000 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*

10.6	World Wrestling Entertainment Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

10.7	World Wrestling Entertainment, Inc. Management Bonus Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2003 Annual Meeting of Stockholders, filed July 31, 2003).*

10.8	Registration Rights Agreement, dated August 30, 2001, by and between Invemed Catalyst Fund, L.P. and World Wrestling Entertainment, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).

10.9	Open End Mortgage Deed, Assignment of Rents and Security Agreement between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (No. 333-84327)).

10.10	Promissory Note issued by TSI Realty Company to GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (No. 333-84327)).

10.11	Environmental Indemnity Agreement among TSI Realty Company, Titan Sports Inc. and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (No. 333-84327)).

10.12	Assignment of Leases and Rents between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (No. 333-84327)).

10.13	Agreement between WWF-World Wide Fund for Nature and Titan Sports, Inc. dated January 20, 1994 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-84327)).

10.14	Offer letter, dated March 4, 2004, between the Company and John Laurinaitis (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2005).*

10.15	Employment Agreement with Frank G. Serpe, dated March 2, 2007 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the transition period ended December 31, 2007).*

10.16	Revised offer letter between the Company and Michael Sileck (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed March 19, 2007).*

10.17	Employment Agreement, as of May 20, 2007, between the Company and Joel Simon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 26, 2007).*

10.18	World Wrestling Entertainment, Inc. 2007 Omnibus Incentive Plan, effective July 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 26, 2007).*

10.19	Form of Agreement for Performance Stock Units to the Company’s employees and officers under the Company’s 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 26, 2007).*

10.20	Form of Agreement for Restricted Stock Units to the Company’s employees and officers under the Company’s 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 26, 2007).*

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification by Frank G. Serpe pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon, Linda E. McMahon, and Frank G. Serpe pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: March 5, 2008	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors
(co-principal executive officer)

Dated: March 5, 2008	By:	/s/ LINDA E. MCMAHON
Linda E. McMahon
Chief Executive Officer
(co-principal executive officer)

Dated: March 5, 2008	By:	/s/ FRANK G. SERPE
Frank G. Serpe
Chief Financial Officer
(principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors	March 5, 2008
Vincent K. McMahon	(co-principal executive officer)

/s/ LINDA E. MCMAHON	Chief Executive Officer and Director	March 5, 2008
Linda E. McMahon	(co-principal executive officer)

/s/ MICHAEL SILECK	Chief Operating Officer and Director	March 5, 2008
Michael Sileck

/s/ LOWELL P. WEICKER Jr.	Director	March 5, 2008
Lowell P. Weicker Jr.

/s/ DAVID KENIN	Director	March 5, 2008
David Kenin

/s/ JOSEPH PERKINS	Director	March 5, 2008
Joseph Perkins

/s/ MICHAEL B. SOLOMON	Director	March 5, 2008
Michael B. Solomon

/s/ ROBERT A. BOWMAN	Director	March 5, 2008
Robert A. Bowman

WORLD WRESTLING ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Income Statements for the year ended December 31, 2007, the eight month period ended
December 31, 2006 and the years ended April 30, 2006 and April 30, 2005	F-3
Consolidated Balance Sheets as of December 31, 2007, December 31, 2006 and April 30, 2006	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the year ended December 31, 2007,
the eight month period ended December 31, 2006 and the years ended April 30, 2006 and April 30, 2005	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2007, the eight month period ended
December 31, 2006 and the years ended April 30, 2006 and April 30, 2005	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II – Valuation and Qualifying Accounts	F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2007, December 31, 2006 and April 30, 2006 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2007, the eight month period ended December 31, 2006, and for each of the two years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of December 31, 2007, December 31, 2006 and April 30, 2006, and the results of their operations and their cash flows for the year ended December 31, 2007, the eight month period ended December 31, 2006 and for each of the two years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 5, 2008

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED INCOME STATEMENTS
(dollars and shares in thousands, except per share data)

		For the eight
	For the year ended	months ended	For the years ended:
	December 31,	December 31,	April 30,	April 30,
	2007	2006	2006	2005
Net revenues	$485,655	$262,937	$400,051	$366,431
Cost of revenues	298,769	157,094	227,172	213,289
Selling, general and administrative expenses	109,134	61,043	91,867	90,975
Depreciation and amortization	9,319	5,557	10,472	11,874
Operating income	68,433	39,243	70,540	50,293
Investment income, net	9,110	6,440	7,390	5,362
Interest expense	552	421	587	642
Other (expense) income, net	(517)	884	553	1,346
Income before income taxes	76,474	46,146	77,896	56,359
Provision for income taxes	24,337	14,529	30,884	18,581
Income from continuing operations	52,137	31,617	47,012	37,778
Income from discontinued operations, net of tax expense of $23
and $737 for fiscal 2006 and 2005, respectively	—	—	35	1,369
Net income	$52,137	$31,617	$47,047	$39,147
Earnings per share - Basic:
Continuing operations	$0.73	$0.45	$0.68	$0.55
Discontinued operations	—	—	—	0.02
Net income	$0.73	$0.45	$0.68	$0.57
Earnings per share - Diluted:
Continuing operations	$0.72	$0.44	$0.67	$0.54
Discontinued operations	—	—	—	0.02
Net income	$0.72	$0.44	$0.67	$0.56

Shares used in per share calculations:
Basic	71,616	70,899	69,361	68,617
Diluted	72,301	71,596	70,176	69,376

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

		As of:
	December 31,	December 31,	April 30,
	2007	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135,805	$86,267	$175,203
Short-term investments	130,548	161,889	105,655
Accounts receivable, net	56,597	52,113	67,775
Inventory, net	4,717	3,049	1,788
Prepaid expenses and other current assets	20,053	13,334	11,140
Assets of discontinued operations	—	469	457
Total current assets	347,720	317,121	362,018
PROPERTY AND EQUIPMENT, NET	77,771	67,972	67,570
FEATURE FILM PRODUCTION ASSETS	21,890	53,560	36,094
INTANGIBLE ASSETS, NET	2,302	3,328	1,461
OTHER ASSETS	20,373	11,304	12,247
TOTAL ASSETS	$470,056	$453,285	$479,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$927	$862	$817
Accounts payable	21,951	14,909	19,826
Accrued expenses and other liabilities	30,684	25,535	36,017
Deferred income	18,012	20,166	19,874
Liabilities of discontinued operations	—	302	294
Total current liabilities	71,574	61,774	76,828
LONG-TERM DEBT	4,875	5,800	6,381
NON-CURRENT TAX LIABILITY	10,227	—	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
24,074,655, 23,283,916 and 22,843,435 shares issued as of December 31,
2007 and 2006, and April 30, 2006, respectively)	241	233	229
Class B common stock: ($.01 par value; 60,000,000 shares authorized;
47,713,563 shares issued as of December 31, 2007 and 2006, and April 30,
2006, respectively)	477	477	477
Additional paid-in capital	301,329	286,985	277,693
Accumulated other comprehensive income	2,894	666	355
Retained earnings	78,439	97,350	117,427
Total stockholders’ equity	383,380	385,711	396,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$470,056	$453,285	$479,390

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(dollars and shares in thousands)xxx

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss) Income	Earnings	Total
Balance, April 30, 2004	68,431	$684	$250,775	$(1,120)	$102,766	$353,105
Comprehensive income:
Net income	—	—	—	—	39,147	39,147
Translation adjustment	—	—	—	932	—	932
Unrealized holding loss, net of tax	—	—	—	(1,364)	—	(1,364)
Reclassification adjustment for losses
realized in net income, net of tax	—	—	—	644	—	644
Total comprehensive income						39,359
Stock issuances (repurchases), net	376	4	(1,195)	—	—	(1,191)
Exercise of stock options	74	1	704	—	—	705
Tax benefit from exercise of stock options	—	—	81	—	—	81
Dividends paid	—	—	267	—	(20,876)	(20,609)
Stock compensation costs	—	—	4,084	—	—	4,084
Balance, April 30, 2005	68,881	689	254,716	(908)	121,037	375,534
Comprehensive income:
Net income	—	—	—	—	47,047	47,047
Translation adjustment	—	—	—	1,320	—	1,320
Unrealized holding loss, net of tax	—	—	—	(1,185)	—	(1,185)
Reclassification adjustment for losses
realized in net income, net of tax	—	—	—	1,128	—	1,128
Total comprehensive income						48,310
Stock issuances (repurchases), net	284	3	(814)	—	—	(811)
Exercise of stock options	1,392	14	16,809	—	—	16,823
Tax benefit from exercise of stock options	—	—	1,695	—	—	1,695
Dividends paid	—	—	593	—	(50,657)	(50,064)
Stock compensation costs	—	—	4,694	—	—	4,694
Balance, April 30, 2006	70,557	706	277,693	355	117,427	396,181
Comprehensive income:
Net income	—	—	—	—	31,617	31,617
Translation adjustment	—	—	—	466	—	466
Unrealized holding loss, net of tax	—	—	—	(220)	—	(220)
Reclassification adjustment for losses
realized in net income, net of tax	—	—	—	65	—	65
Total comprehensive income						31,928
Stock issuances (repurchases), net	142	1	(616)	—	—	(615)
Exercise of stock options	299	3	3,676	—	—	3,679
Excess tax benefits from stock-based payment
arrangements	—	—	712	—	—	712
Dividends paid	—	—	677	—	(51,694)	(51,017)
Stock compensation costs	—	—	4,843	—	—	4,843
Balance, December 31, 2006	70,998	710	286,985	666	97,350	385,711
Comprehensive income:
Net income	—	—	—	—	52,137	52,137
Translation adjustment	—	—	—	963	—	963
Unrealized holding gain, net of tax	—	—	—	51	—	51
Reclassification adjustment for losses
realized in net income, net of tax	—	—	—	1,214	—	1,214
Total comprehensive income						54,365
Stock issuances (repurchases), net	318	3	(1,274)	—		(1,271)
Exercise of stock options	472	5	6,165	—		6,170
Excess tax benefits from stock-based payment
arrangements	—	—	841	—	—	841
Dividends paid	—	—	882	—	(69,546)	(68,664)
Adjustment to adopt FIN 48	—	—	—	—	(1,502)	(1,502)
Stock compensation costs	—	—	7,730	—	—	7,730
Balance, December 31, 2007	71,788	$718	$301,329	$2,894	$78,439	$383,380

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		For the eight
	For the year ended	months ended	For the years ended
	December 31,	December 31,	April 30,	April 30,
	2007	2006	2006	2005
OPERATING ACTIVITIES:
Net income	$52,137	$31,617	$47,047	$39,147
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of feature film production assets	29,062	—	—	—
Income from discontinued operations, net of tax	—	—	(35)	(1,369)
Depreciation and amortization	9,319	5,557	10,472	11,874
Realized losses on sales of investments	1,958	105	1,820	1,039
Amortization of investment income	(493)	(329)	(1,702)	(424)
Stock compensation costs	7,777	4,843	4,694	4,084
Unrealized loss (gain) on revaluation of warrants	1,178	(839)	(1,474)	(714)
Provision for doubtful accounts	47	(1,574)	494	655
Provision for inventory obsolescence	1,037	1,429	1,894	1,549
(Benefit) Provision for deferred income taxes	(7,421)	2,442	(1,661)	1,190
Excess tax benefits from stock-based payment arrangements	(841)	(712)	—	—
Changes in assets and liabilities:
Accounts receivable	(4,531)	17,237	(6,368)	385
Inventory	(2,704)	(2,689)	(2,625)	(1,749)
Prepaid expenses and other assets	8,688	(2,764)	(2,658)	519
Feature film production assets	(1,833)	(17,466)	(7,323)	(28,340)
Accounts payable	7,042	(4,917)	4,156	2,552
Accrued expenses and other liabilities	(598)	(10,273)	20,849	(5,902)
Deferred income	(1,661)	621	(478)	(2,176)
Net cash provided by continuing operations	98,163	22,288	67,102	22,320
Net cash provided by (used in) discontinued operations	—	—	162	(5,830)
Net cash provided by operating activities	98,163	22,288	67,264	16,490
INVESTING ACTIVITIES:
Purchase of property and equipment	(18,153)	(5,099)	(9,376)	(5,060)
Purchase of other assets	(363)	(2,726)	(881)	(195)
Purchases of short-term investments	(211,366)	(77,436)	(53,765)	(61,471)
Proceeds from sales or maturities of short-term investments	242,888	20,850	148,908	82,553
Net cash provided by (used in) continuing operations	13,006	(64,411)	84,886	15,827
Net cash used in discontinued operations	—	—	—	—
Net cash provided by (used in) investing activities	13,006	(64,411)	84,886	15,827
FINANCING ACTIVITIES:
Repayment of long-term debt	(860)	(537)	(757)	(700)
Issuance of stock, net	882	350	483	496
Dividends paid	(68,664)	(51,017)	(50,064)	(24,716)
Net proceeds from exercise of stock options	6,170	3,679	16,823	704
Excess tax benefit from stock-based payment arrangements	841	712	—	—
Net cash used in continuing operations	(61,631)	(46,813)	(33,515)	(24,216)
Net cash provided by discontinued operations	—	—	—	—
Net cash used in financing activities	(61,631)	(46,813)	(33,515)	(24,216)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,538	(88,936)	118,635	8,101
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	86,267	175,203	56,568	48,467
CASH AND CASH EQUIVALENTS, END OF YEAR	$135,805	$86,267	$175,203	$56,568
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for income taxes, net of refunds	$24,299	$19,533	$19,060	$17,464
Cash paid during the year for interest	$552	$421	$587	$642

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

Digital Media

  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

 WWE Films

  Revenues consist of our share of receipts from the distribution of filmed entertainment featuring our Superstars. Two feature films were released in 2006 and one film was released in 2007. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

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

     Fiscal Period — In June 2006, the Board of Directors elected to change our historical fiscal year end of April 30 to a calendar basis beginning with calendar 2007. We therefore established an eight month transition period from May 1, 2006 through December 31, 2006. This period is referred to herein as “transition 2006” or “T 2006” or the “transition period”. Prior to the transition period, our fiscal quarters were thirteen-week periods that ended on the thirteenth Friday in the quarter, with the exception of our fourth quarter, which always ended on April 30.

     Cash and Equivalents — Cash and equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts.

     Short-term Investments — We classify all of our short-term investments as available-for-sale securities. Such short-term investments consist primarily of mutual funds and of municipal auction rate securities, which are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     Accounts Receivable — Accounts receivable relate principally to amounts due to us from pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively, and balances due from the sale of home videos and magazines. Our accounts receivable represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. Accounts receivable are charged off when considered uncollectible. Activity in the allowance for doubtful accounts is as follows:

	Balance at	Charged to		Balance at
	beginning	costs and	Write-offs and	end of
	of period	expenses	other	period
2007	$2,084	$47	$(773)	$1,358
Transition 2006	$3,740	$(1,574)	$(82)	$2,084
2006	$3,287	$494	$(41)	$3,740
2005	$2,612	$675	$—	$3,287

     Inventory — Inventory consists of merchandise sold on a direct sales basis, and videotapes and DVDs, which are sold through wholesale distributors and retailers. Substantially all of our inventory is comprised of finished goods. Inventory is stated at the lower of cost or market. The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.

     Feature Films — Feature films are recorded at the cost of production, including production overhead. These costs for an individual film will be amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale of such film. Management regularly reviews and when necessary revises, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value.

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

     Income Taxes — We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Our deferred provision was determined under the asset and liability method. Under this method, tax deferred assets and liabilities are recognized based on differences between the financial statement and income tax basis of assets and liabilities using presently enacted tax rates. Valuation allowances are established to reduce deferred tax assets to amounts management believes are more likely than not to be realized. We consider estimated future taxable income and ongoing tax planning strategies in assessing the need for valuation allowances. We also provide reserves when we believe that it is not probable that a tax position we have taken will be sustained if challenged.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Final reconciliation of the pay-per-view buys generally occurs within one year and any subsequent adjustments to the buys are recognized as new information is received.

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

     Stock-Based Compensation — We adopted SFAS No 123(R), Share-Based Payment (SFAS 123(R)), which revises SFAS 123 and supersedes APB 25, on May 1, 2006. SFAS 123(R) requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. We adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the current period includes amounts of: (a) compensation cost of all share based awards granted to employees prior to, but unvested as of, May 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock based awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the new provisions of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated. (See Note 13) For all periods presented, restricted stock unit and performance stock unit grants are recorded at fair value as of the issuance date, with the resulting compensation cost recorded over the vesting period.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     In the fiscal years ended April 30, 2006 and 2005, we accounted for stock options issued to employees using the intrinsic value method as prescribed under Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. Under this method, no compensation expense was recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of our stock on the grant date. Stock options issued to non-employees were accounted for at fair value at the issuance date. We followed the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation. SFAS Nos. 148 and 123 encouraged, but did not require, companies to adopt a fair value based method for determining expense related to stock-based compensation.

     The following table provides relevant information as to reported results for the fiscal years ended April 30, 2006 and 2005 under our intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

	2006	2005
Reported income from continuing operations	$47,012	$37,778
Add: Stock-based employee compensation expense included in
reported income from continuing operations, net of related tax effects	2,910	2,542
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(3,741)	(4,125)
Pro forma income from continuing operations	$46,181	$36,195
Reported basic earnings from continuing operations per common share	$0.68	$0.55
Pro forma basic earnings from continuing operations per common share	$0.67	$0.53
Reported diluted earnings from continuing operations per common share	$0.67	$0.54
Pro forma diluted earnings from continuing operations per common share	$0.66	$0.52

     Derivative Instruments — We hold warrants received from certain publicly traded companies with whom we have licensing or distribution agreements. Warrants received from our licensees and television programming distributors were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model. That amount was recorded as deferred revenue and is amortized into operating income over the life of the related agreements using straight-line amortization. For 2007, transition 2006, fiscal 2006 and 2005, we recorded revenues of $493, $329, $493 and $493, respectively, related to the amortization of deferred revenue resulting from the receipt of such warrants. Subsequent to receipt, the warrants are adjusted to their estimated fair value each quarter, with changes in fair value included in other income.

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

     Earnings Per Share — We present both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury-stock method (see Note 3). Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

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

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption is to be reported as an adjustment to opening retained earnings for the year of adoption. As a result of the implementation of FIN 48 on January 1, 2007, we recognized a $1,502 increase in the liability for unrecognized income tax benefits, with a corresponding decrease in the opening balance of retained earnings.

3. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	2007	T 2006	2006	2005
Basic	71,616,122	70,898,623	69,360,856	68,617,365
Diluted	72,301,211	71,596,238	70,175,854	69,376,281
Dilutive effect of outstanding options	209,576	289,442	170,186	120,866
Dilutive effect of restricted stock units	474,025	406,484	644,812	638,050
Dilutive effect of employee share purchase plan	1,488	1,689	—	—
Anti-dilutive outstanding options, end of year	174,400	277,000	306,200	2,785,000

4. Intangible Assets

     Our intangible assets consist principally of acquired wrestling based film libraries, trademarks and trade names. The cost of film libraries acquired during 2007, transition 2006, fiscal 2006 and fiscal 2005 was approximately $363, $1,678, $881 and $195, respectively. The cost of trademarks and trade names acquired during transition 2006 and fiscal 2005 were $1,048 and $160, respectively. We did not purchase any trademarks and trade names in 2007 or fiscal 2006. Our intangible assets consisted of the following:

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,667	$(6,005)	$1,662
Trademarks and trade names	3,708	(3,068)	640
	$11,375	$(9,073)	$2,302

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,304	$(5,077)	$2,227
Trademarks and trade names	3,708	(2,607)	1,101
	$11,012	$(7,684)	$3,328

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	April 30, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$5,626	$(4,574)	$1,052
Trademarks and trade names	2,660	(2,251)	409
	$8,286	$(6,825)	$1,461

     Amortization expense recorded for 2007, transition 2006, fiscal 2006 and fiscal 2005 was $1,389, $859, $2,028 and $2,079, respectively.

     The following table presents estimated future amortization expense:

For the year ending December 31, 2008	$1,327
For the year ending December 31, 2009	916
For the year ending December 31, 2010	59
Total	$2,302

5. Investments

     Short-term investments consisted of the following:

	December 31, 2007
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Fixed income mutual funds and other	$54,175	$(962)	$53,213
Municipal auction rate securities	77,335	—	77,335
Total	$131,510	$(962)	$130,548

     The unrealized holding loss of $962 at December 31, 2007 consisted of gross losses of $1,144 and gains of $182.

	December 31, 2006
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Fixed income mutual funds and other	$89,990	$(3,101)	$86,889
Municipal auction rate securities	75,000	—	75,000
Total	$164,990	$(3,101)	$161,889

     The unrealized holding loss of $3,101 at December 31, 2006 consisted of gross losses of $3,188 and gains of $87.

	April 30, 2006
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Fixed income mutual funds and other	$90,659	$(2,848)	$87,811
United States Treasury Notes	17,850	(6)	17,844
Total	$108,509	$(2,854)	$105,655

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

     Subsequent to December 31, 2007, we sold approximately $37,135 in municipal auction rate securities. However, starting on February 13, 2008, we experienced difficulty in selling additional securities due to the failure of the auction mechanism which provides liquidity to these securities. The securities for which auctions have failed will continue to accrue interest and be auctioned every 35 days until the auction succeeds, the issuer calls the securities, or they mature. Accordingly, there may be no effective mechanism for selling these securities and we may own long-term securities. As of February 22, 2008, the Company had approximately $40,200 of auction rate securities and at this time we do not believe such securities are impaired or that the failure of the auction mechanism will have a material impact on our liquidity.

     In addition to the short-term investments described above, we also hold warrants which we received from certain publicly traded companies with whom we have licensing or distribution agreements. The estimated fair value of these warrants, determined using the Black-Scholes model, was $4,158, $5,336 and $4,497 as of December 31, 2007, December 31, 2006 and April 30, 2006, respectively, and is included in other non-current assets. We recognized mark to market adjustments of $(1,178), $839, $1,474, and $714 during 2007, transition 2006, fiscal 2006 and 2005, respectively, relating to these warrants, which is included in other (expense) income.

6. Property and Equipment

     Property and equipment consisted of the following:

	December 31,	December 31,	April 30,
	2007	2006	2006
Land, buildings and improvements	$60,644	$56,084	$55,957
Equipment	57,605	45,752	44,788
Corporate aircraft	20,829	20,829	20,710
Vehicles	634	634	518
	139,712	123,299	121,973
Less accumulated depreciation and amortization	(61,941)	(55,327)	(54,403)
Total	$77,771	$67,972	$67,570

     Depreciation expense was $7,930, $4,698, $8,444 and $9,795 in 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	December 31,	December 31,	April 30,
	2007	2006	2006
Feature film productions:
In release	$20,469	$34,104	$—
Completed but not released	—	18,558	33,744
In production	311	—	1,702
In development	1,110	898	648
Total	$21,890	$53,560	$36,094

     We released our feature film The Condemned in April, 2007. The film achieved approximately $7,400 in gross domestic box office receipts, which was short of the Company’s expectations. As a result of this performance, the Company recorded an asset impairment charge of $15,662 in the second quarter. The Condemned was released domestically on DVD in September, 2007 and has performed in-line with our updated expectations.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     In Transition 2006 we released two feature films, See No Evil and The Marine. See No Evil achieved more than $15,000 in gross domestic box office receipts and was released domestically on DVD in November, 2006. The Marine has achieved more than $18,000 in gross domestic box office receipts and was released domestically on DVD in January 2007.

     We estimate that approximately 53% of “In release” film production assets will be amortized over the next twelve months. Approximately 80% of “In release” film production assets are estimated to be amortized over the following three years.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As stated above, during the second quarter we recorded an asset impairment charge of $15,662 to cost of revenues, which reflected our expectations related to the performance of The Condemned. As of December 31, 2007, we do not believe any additional capitalized assets included in Feature Film Production Assets are impaired.

     In addition to the capitalized production costs related for the three released films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment if, and when, a project is deemed to be abandoned. Approximately $367, $0, $197 and $158 of previously capitalized development costs were expensed for abandoned projects in 2007, transition 2006, fiscal 2006 and 2005, respectively.

8. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,	April 30,
	2007	2006	2006
Accrued pay-per-view event costs	$4,959	$5,228	$7,500
Accrued income taxes	—	—	7,418
Accrued payroll related costs	7,737	5,403	9,176
Accrued legal and professional fees	1,849	2,051	3,254
Accrued home video production and distribution	5,198	5,144	3,121
Accrued other	10,941	7,709	5,548
Total	$30,684	$25,535	$36,017

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

     As of December 31, 2007 the scheduled principal repayments under our mortgage obligation were as follows:

For the year ending December 31, 2008	$927
For the year ending December 31, 2009	1,002
For the year ending December 31, 2010	1,082
For the year ending December 31, 2011	1,169
For the year ending December 31, 2012	1,262
Thereafter	360
Total	$5,802

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

10. Income Taxes

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of FIN 48 on January 1, 2007, we recognized a $1,502 increase in the liability for unrecognized income tax benefits, with a corresponding decrease in the opening balance of retained earnings.

     At the adoption date of January 1, 2007, we had $14,018 ($10,382 net of federal benefit) of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007 we have $13,130 ($8,765 net of federal benefit) of unrecognized tax benefits.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $3,589 of accrued interest related to uncertain tax positions as of December 31, 2007.

     We file income tax returns in the U.S., various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2004. Based upon the expiration of statutes of limitations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $2,910 within 12 months of December 31, 2007.

     For 2007, transition 2006, fiscal 2006, and 2005 we were taxed on our income from continuing operations at an effective tax rate of 31.8%, 31.5%, 39.6% and 33.0%, respectively. Our income tax provision related to our income from continuing operations for 2007, transition 2006, fiscal 2006, and 2005 was $24,337, $14,529, $30,884 and $18,581, respectively, and included federal, state and foreign taxes.

     The components of our tax provision from continuing operations were as follows:

	2007	T 2006	2006	2005
Current:
Federal	$27,994	$11,514	$22,595	$10,443
State and local	3,708	278	7,232	1,623
Foreign	57	295	2,718	5,325
Deferred:
Federal	(6,721)	2,167	(2,139)	2,183
State and local	(701)	275	478	(993)
Foreign	—	—	—	—
Total	$24,337	$14,529	$30,884	$18,581

     The income tax provision allocated to continuing operations and discontinued operations was as follows:

	2007	T 2006	2006	2005
Provision for income taxes - continuing operations	$24,337	$14,529	$30,884	$18,581
Provision for income taxes - discontinued operations	—	—	23	737
Total allocated provision for income taxes	$24,337	$14,529	$30,907	$19,318

     Components of income before income taxes are as follows:

	2007	T 2006	2006	2005
U.S.	$76,205	$45,801	$77,357	$54,878
International subsidiaries	269	345	539	1,481
Income before income taxes	$76,474	$46,146	$77,896	$56,359

     The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	2007	T 2006	2006	2005
Statutory U.S. federal tax at 35%	$26,773	$16,150	$27,263	$19,726
State and local taxes, net of federal benefit	1,954	876	5,012	1,218
Foreign rate differential	(38)	142	157	181
Tax exempt interest income	(2,664)	(1,524)	(1,205)	(1,701)
Valuation allowance	610	11	292	(1,002)
Unrecognized tax benefits	(2,177)	—	—	—
Other	(121)	(1,126)	(635)	159
Provision for income taxes	$24,337	$14,529	$30,884	$18,581

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations consisted of the following:

	December 31,	December 31,	April 30,
	2007	2006	2006
Deferred tax assets:
Accounts receivable	$501	$764	$1,362
Inventories	2,784	2,174	1,367
Prepaid royalties	3,623	4,270	3,929
Stock options/stock compensation	2,918	2,505	737
Credits and net operating loss carryforwards	—	—	2,465
Investments	2,202	2,845	3,970
Intangible assets	9,061	3,262	3,171
Accrued liabilities and reserves	217	—	730
Indirect income tax benefit	4,365	—	—
Deferred tax assets, gross	25,671	15,820	17,731
Valuation allowance	(1,622)	(1,799)	(1,788)
Deferred tax assets, net	24,049	14,021	15,943
Deferred tax liabilities:
Fixed assets and depreciation	(4,323)	(5,032)	(5,011)
Accrued liabilities and reserves	—	(274)	—
Total deferred tax assets, net	$19,726	$8,715	$10,932

     The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of December 31, 2007, December 31, 2006, April 30, 2006 and April 30, 2005, $5,571, $4,871, $5,467 and $5,815, respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $14,155, $3,843, $5,465 and $3,617, respectively, are included in other non-current assets in our consolidated balance sheets.

     As of December 31, 2007, December 31, 2006, April 30, 2006, and April 30, 2005 we had valuation allowances of $1,622, $1,799, $1,788 and $1,496, respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. The valuation allowance is primarily related to the deferred tax asset arising from losses on investments which are capital in nature for which realization is uncertain. These capital loss carryforwards that remain at December 31, 2007 begin to expire in 2009.

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

Unrecognized Tax benefits Tabular Reconciliation

Beginning Balance- January 1, 2007	$10,514
Additional Uncertain Tax Positions	1,949
Adjustment due to change in facts	(985)
Reduction due to Expirations of Statute of Limitations	(1,937)
Ending Balance- December 31, 2007	$9,541

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

     Future minimum payments as of December 31, 2007 under the agreements described above were as follows:

	Operating
	Lease	Other
	Commitments	Commitments	Total
For the year ending December 31, 2008	$1,529	$12,784	$14,313
For the year ending December 31, 2009	1,324	6,622	7,946
For the year ending December 31, 2010	1,136	4,555	5,691
For the year ending December 31, 2011	751	3,343	4,094
For the year ending December 31, 2012	545	3,093	3,638
Thereafter	1,287	12,866	14,153
Total	$6,572	$43,263	$49,835

     Rent expense under operating leases included in continuing operations was approximately $2,609, $1,363, $2,460 and $2,231 for 2007, transition 2006, fiscal 2006, and 2005, respectively.

Legal Proceedings

World Wide Fund for Nature

     In April 2000, the World Wide Fund for Nature and its American affiliate, the World Wildlife Fund (collectively, the “Fund”) instituted legal proceedings against us in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of a 1994 agreement between the Fund and us regarding the use of the initials “wwf”. In August 2001, a High Court judge granted the Fund's motion for summary judgment, holding that we breached the agreement by using the initials “wwf” in connection with certain of our website addresses and our former scratch logo. The English Court of Appeal subsequently upheld that ruling. As a result we are subject to an injunction barring us, either directly or indirectly, from most uses of the initials “wwf.”

     As part of its original complaint, the Fund included a damages claim. On October 29, 2004, the Fund filed a claim for damages in the English High Court seeking actual damages for legal and other costs of approximately $575, which we have provided for, and substantial monetary claims in an amount calculated as a royalty based on certain percentages of our profits over the period January 1997 through November 2002. We filed an application to determine as a preliminary issue the propriety of the Fund’s basis upon which damages were claimed. The Court ruled that the Fund is entitled in point of law to seek restitutionary damages, but that the question whether the Fund was entitled in point of fact to claim or recover damages on that basis remained undetermined. We appealed this decision, and by order and judgment dated April 2, 2007, the English Court of Appeals reversed the High Court, ruling that the Fund is not entitled in point of law to seek restitutionary damages against us. On May 1, 2007, the Fund filed a petition to the House of Lords for leave to appeal the judgment of the Court of Appeals, which the House of Lords refused.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     We strongly believe that the Fund has never suffered any loss or damage, and would vigorously defend against any damages claim if the Fund were to attempt to assert such a claim under a different theory. Based upon the decisions of the Court of Appeals and House of Lords, we do not believe this matter will have any material adverse effect on our financial condition, results of operations or liquidity.

Shenker & Associates; THQ/Jakks.

     On November 14, 2000, Stanley Shenker & Associates, Inc. (“SSAI”) filed a complaint against us in the Superior Court of Connecticut, relating to the termination of an agency agreement between SSAI and us. In October 2003, as a result of significant litigation misconduct by the plaintiff and its principal, Stanley Shenker (“Shenker”), the court issued a comprehensive opinion and order, dismissing plaintiff’s case against us with prejudice and entering a default judgment in our favor on all of our counterclaims for tortious interference with business relations, conversion, fraud and conspiracy.

     We also filed a complaint against James Bell (“Bell”), one of our former officers, and certain entities related to him, with respect to irregularities in the licensing program, which came to light through discovery in the SSAI litigation. On February 10, 2005, Bell pleaded guilty in the U.S. District Court for the District of Connecticut to mail fraud as a result of kickbacks Bell was paid by Shenker based on royalties received from certain WWE licensing agreements. On January 12, 2007, Shenker pleaded guilty in the U.S District Court for the District of Connecticut to conspiracy to commit interstate transportation of money obtained by fraud and wire fraud by, among other things, depriving us of honest services through Shenker’s and Bell’s secret arrangement to split between themselves royalty commission monies paid by WWE licensees. On May 1, 2007, Shenker and Bell were sentenced to thirty-three and eight months, respectively, in prison as a result of their criminal conduct directed against us.

     On October 19, 2004, as a result of information uncovered in connection with the SSAI matter, we filed an action in the U.S. District Court for the Southern District of New York against Jakks Pacific, Inc. (“Jakks”), two foreign subsidiaries of Jakks, THQ Inc. (THQ”), THQ/Jakks Pacific LLC (“THQ/Jakks”), SSAI and Bell Licensing, LLC. The suit also names as defendants certain senior executives of Jakks, Shenker and Bell. We filed an amended complaint on March 31, 2005. Our lawsuit alleged violations of the Racketeer Influenced and Corrupt Organization Act (RICO) and the Sherman Act, and various claims under state law. We sought treble, punitive and other damages and a declaration that the existing videogame license with THQ/Jakks and a related amendment to the toy licenses with Jakks are void and unenforceable. In an order dated March 31, 2006, the Court: (1) denied the defendants’ motions to dismiss the RICO claim based on their enterprise argument; (2) granted the defendants’ motions to dismiss the Robinson-Patman Act claim; and (3) granted the defendants’ motions to dismiss the Sherman Act claim. In response to additional motions to dismiss, the court entered an order dated December 21, 2007, dismissing our RICO claim because the court found it failed to allege a cognizable RICO injury and it was time-barred, and dismissing the lawsuit because there were no remaining federal claims. On December 28, 2007, we timely filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. As part of its ruling, the court also found that a release and covenant not to sue asserted by Jakks as a complete bar to our claims do not apply to the claims at issue. Jakks has cross-appealed that ruling and filed a motion for reconsideration with the district court, which we have opposed. In addition, all defendants have cross-appealed the court’s ruling on their RICO enterprise argument.

     On October 13, 2006, we filed a complaint in the Superior Court of the State of Connecticut against THQ and THQ/Jakks arising out of the improper sublicense of rights to certain WWE-branded videogames in violation of the applicable videogame license agreement. The complaint alleged claims for, among other things, breach of contract, unjust enrichment, violation of the Connecticut Unfair Trade Practices Act and a declaration that we are entitled to terminate the videogame license agreement with THQ/Jakks. On March 30, 2007, we filed a motion to cite in and to amend complaint in order to add new claims against the existing defendants, THQ and THQ/Jakks, and new defendants, Jakks, certain officers of Jakks, Stanley Shenker and Associates, Inc., and Shenker. The new claims relate to the defendants’ conduct in connection with the corruption of WWE’s agents, Shenker and Bell, and collusion to secure the WWE videogame license for THQ/Jakks. In December 2007, we amended our complaint to assert additional claims relating to the defendants’ corruption of Shenker and Bell to secure certain toy licensing rights.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     In December 2006, the Court of Appeals for the Second Circuit ruled that the certification of this proceeding as a class action was invalid and remanded the case to the Southern District of New York (“SDNY”). The class plaintiffs requested the Second Circuit to reconsider, which was denied. We are unable to predict whether the plaintiffs will be successful in amending their claims in accordance with the Second Circuit’s ruling.

Other Matters

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

     We paid four quarterly dividends of $0.24 per share, or $68,664, on all Class A and Class B common shares in 2007. In February 2008 we announced an increase in the quarterly dividend on all Class A common shares to $0.36 per share to be paid in March 2008.

13. Share Based Compensation

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Current grants outstanding have vesting periods between three and seven years. As of December 31, 2007 there were 4,038,690 shares available for future grants. It is our policy to issue new shares to satisfy option exercises and the vesting of restricted stock units.

     Stock based compensation cost was $7,777, $4,843, $4,694 and $4,084 for 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively. The total recognized tax benefit was $2,955, $1,501 $1,878, and $1,353 for 2007, transition 2006, fiscal 2006 and 2005, respectively.

     SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as previously required. The tax benefits in excess of recognized compensation cost for 2007 and transition 2006 were $841 and $712, repectively.

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

Stock Options

     The fair value of stock options was determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method under SFAS 123(R). We have not granted any stock options since June 2004. We granted 1,104,500 options in fiscal 2005. The per share weighted average fair value of stock options granted in fiscal 2005 was $2.95.

     The weighted average assumptions used in the option-pricing model in fiscal 2005 was as follows:

2005
Expected life of option	3 years
Risk-free interest rate	3.0%
Expected volatility of our common stock	33%
Expected dividend yield	1.9%

     We did not recognize stock compensation cost for stock options prior to the adoption of SFAS 123(R) on May 1, 2006. See Note 2 for pro forma net income disclosures for fiscal 2006 and 2005.

     The following table summarizes option activity for 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value
Outstanding at December 31, 2006	1,715,300	$13.14	3.1	$5,613
Granted	—	—	—	—
Exercised	(469,818)	$13.13	—	—
Forfeited/Expired	(52,420)	$12.36	—	—
Outstanding at December 31, 2007	1,193,062	$13.16	2.3	$2,298
Vested and Expected to Vest at December 31, 2007	1,184,500	$13.16	2.3	$2,282
Exercisable at December 31, 2007	1,086,037	$13.19	2.4	$2,097

     As of December 31, 2007, the total future compensation cost related to unvested options not yet recognized was $200 and the weighted average period over which these awards are expected to be recognized was 0.5 years. We estimate forfeitures, based on historical trends, when recognizing compensation expense associated with stock options, and will adjust our estimate of forfeitures when they are expected to differ. For 2007, we estimated that 8% of option grants will be forfeited over the life of each grant. The intrinsic value of options exercised was approximately $2,038, $1,331, $4,609 and $213 for 2007, transition 2006, fiscal 2006, and fiscal 2005, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     Cash received from option exercises under all share-based payment arrangements was $6,170, $3,679, $16,823 and $704 for 2007, transition 2006, fiscal 2006, and fiscal 2005, respectively. Tax benefits realized from tax deductions associated with stock option exercises totaled $774, $506, $1,751 and $81 for 2007, transition 2006, fiscal 2006, and fiscal 2005, respectively.

Restricted Stock Units

     The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of restricted stock units is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R). We estimate forfeitures, based on historical trends, when recognizing compensation expense associated with its restricted stock, and adjust the estimate of forfeitures when they are expected to differ. For the year ended December 31 2007, we estimate that 8% of restricted stock grants will be forfeited over the life of each grant.

     We granted 190,750, 517,750, 611,000 and 133,900 restricted stock units in 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively, with an aggregate grant-date fair value of approximately, $3,063, $8,538 $7,869 and $1,727. During 2007, transition 2006, fiscal 2006 and 2005, we recognized $4,931, $4,451, $4,694 and $4,084, respectively, of compensation expense associated with restricted stock units, which was classified as selling, general and administrative expense.

     The following table summarizes the activity of restricted stock units:

		Weighted Average Grant
Restricted Stock Units	Shares	Date Fair Value
Unvested at December 31, 2006	1,087,138	$14.60
Granted	190,750	$16.06
Vested	(398,307)	$16.26
Forfeited/Expired	(174,541)	$15.22
Dividends	56,344	$15.61
Unvested at December 31, 2007	761,384	$15.03

     The grant date fair value of restricted stock units vested was $6,476, $2,372, $4,475 and $6,455 for 2007, transition 2006 and fiscal 2006, and fiscal 2005, respectively. Tax benefits realized from tax deductions associated with RSU activity totaled $2,461, $901, $1,701 and $684 for 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively.

      As of December 31, 2007 there was $4,765 of total unrecognized compensation cost related to unvested restricted stock units to be recognized over a weighted-average period of approximately 1.3 years. Based on the current restricted stock units outstanding, $3,444 of compensation expense will be recognized in 2008 and the remaining $1,321 will be recognized from 2009 to 2011.

Performance Stock Units

     In July 2007, the Company began issuing performance stock units, (“PSUs”) in addition to RSUs. The concept behind granting PSUs is to further align the interest of our employees with our shareholders. The July 2007 issuance of approximately 475,000 PSUs is subject to performance goals established for the last two quarters of 2007. As these goals have been exceeded, we will grant approximately 585,000 shares which will vest in equal annual installments on the first three anniversaries of their issuance date. Total compensation cost related to the PSUs, based on the estimated value of the units as of December 31, 2007, net of estimated forfeitures, is $7,943. The compensation expense is being amortized over the service period, which is approximately three and one-half years.

Employee Stock Purchase Plan

     We provide a stock purchase plan for our employees. Under the plan, any regular full-time employee may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. SFAS 123(R) defines this plan as compensatory, and accordingly, a charge is recorded for the difference between the fair market value and the discounted price. In 2007, two purchases occurred and resulted in a $65 charge. 107 employees were participants in the stock purchase plan and these employees purchased approximately 41,176 shares of our common stock at an average price of $13.82 per share.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

14. Employee Benefit Plans

     We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant’s contributions, up to 6% of eligible compensation (maximum 3% matching contribution). We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions and additional discretionary contributions to the 401(k) plan was $1,010, $567, $835 and $762 during 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively.

15. Segment Information

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

     Revenues derived from sales outside of North America were approximately $119,298, $60,416, $97,686 and $87,594 for 2007, transition 2006, fiscal 2006 and fiscal 2005, respectively.

     The table presents information about the financial results of each segment for 2007, transition 2006, fiscal 2006, and fiscal 2005 and assets as of December 31, 2007, December 31, 2006 and April 30, 2006. Unallocated assets consist primarily of cash, short-term investments and real property and other investments.

	2007	T 2006	2006	2005
Net revenues:
Live and Televised Entertainment	$316,842	$182,999	$290,784	$299,501
Consumer Products	118,087	59,183	86,410	53,865
Digital Media	34,771	20,755	22,857	13,065
WWE Films	15,955	—	—	—
Total net revenues	$485,655	$262,937	$400,051	$366,431

Depreciation and amortization:
Live and Televised Entertainment	$3,624	$2,164	$3,561	$3,905
Consumer Products	1,389	859	2,028	2,079
Digital Media	836	177	1,471	1,450
Corporate	3,470	2,357	3,412	4,440
Total depreciation and amortization	$9,319	$5,557	$10,472	$11,874

Operating income:
Live and Televised Entertainment	$100,161	$57,001	$93,984	$100,612
Consumer Products	68,642	26,855	46,417	26,796
Digital Media	6,293	3,796	2,933	1,290
WWE Films	(14,743)	(1,110)	(1,284)	(1,005)
Corporate	(91,920)	(47,299)	(71,510)	(77,400)
Total operating income	$68,433	$39,243	$70,540	$50,293

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	As of:
	December 31, 2007	December 31, 2006	April 30, 2006
Assets:
Live and Televised Entertainment	$94,871	$77,083	$88,898
Consumer Products	15,185	14,982	16,853
Digital Media	9,747	6,128	3,380
WWE Films	45,243	56,299	39,010
Unallocated (1)	305,010	298,793	331,249
Total assets	$470,056	$453,285	$479,390

(1)	Includes assets of discontinued operations of $508, $469, and $457 as of December 31, 2007, December 31, 2006, and April 30, 2006, respectively.

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

17. Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter *	4th Quarter
2007
Net revenues	$107,391	$137,511	$108,110	$132,643
Cost of revenues	$58,097	$100,524	$63,438	$76,710
Net income	$15,138	$7,046	$8,449	$21,504
Earnings per common share: basic
Net income	$0.21	$0.10	$0.12	$0.30
Earnings per common share: diluted
Net income	$0.21	$0.10	$0.12	$0.30
T 2006
Net revenues	$93,267	$96,236	$73,434	NA
Cost of revenues	$53,266	$57,882	$45,946	NA
Net income	$11,302	$10,396	$9,919	NA
Earnings per common share: basic
Net income	$0.16	$0.15	$0.14	NA
Earnings per common share: diluted				NA
Net income	$0.16	$0.15	$0.13	NA
2006
Net revenues	$93,812	$88,933	$103,042	$114,263
Cost of revenues	$52,501	$47,305	$56,188	$71,178
Income from continuing operations	$11,178	$11,676	$13,593	$10,564
Income from discontinued operations	$2	$26	$6	$1
Net income	$11,180	$11,702	$13,599	$10,565
Earnings per common share: basic
Net income	$0.16	$0.17	$0.20	$0.15
Earnings per common share: diluted
Net income	$0.16	$0.17	$0.19	$0.15

* The third quarter in T 2006 consists of only two months

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

18. Discontinued Operations

     The World and XFL

     The results of The World business, which have been classified as discontinued operations in the consolidated financial statements, are $11 and $1,369 in April 30, 2006 and 2005, respectively. Income on the shutdown of the XFL in fiscal 2006 was $24, net of taxes of $17.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions (1)	Period
For the Year Ended December 31, 2007
Allowance for doubtful accounts	$2,084	$47	$(773)	$1,358
Inventory obsolescence reserve	4,891	1,037	(348)	6,276
Magazine publishing allowance for newsstand returns	4,076	23,472	(22,740)	4,808
Home video allowance for returns	8,510	17,669	(19,557)	6,662

For the Transition Period Ended December 31, 2006
Allowance for doubtful accounts	$3,740	$(1,574)	$(82)	$2,084
Inventory obsolescence reserve	3,535	1,429	(73)	4,891
Magazine publishing allowance for newsstand returns	4,512	14,954	(15,390)	4,076
Home video allowance for returns	3,817	14,251	(9,558)	8,510
Advertising underdelivery	365	—	(365)	—

For the Year Ended April 30, 2006
Allowance for doubtful accounts	$3,287	$494	$(41)	$3,740
Inventory obsolescence reserve	2,062	1,894	(421)	3,535
Magazine publishing allowance for newsstand returns	4,602	20,555	(20,465)	4,512
Home video allowance for returns	2,920	10,198	(9,301)	3,817
Advertising underdelivery	2,625	1,599	(3,859)	365

For the Year Ended April 30, 2005
Allowance for doubtful accounts	$2,612	$675	$—	$3,287
Inventory obsolescence reserve	1,126	1,549	(613)	2,062
Magazine publishing allowance for newsstand returns	4,517	24,503	(24,418)	4,602
Home video allowance for returns	2,588	9,649	(9,317)	2,920
Advertising underdelivery	4,401	6,145	(7,921)	2,625

(1)	Deductions are comprised primarily of disposals of obsolete inventory, write-offs of specific bad debts, returns and advertising “make-goods” for underdelivery. When we do not deliver the guaranteed rating, additional spots, commonly referred to as ‘make-goods’ or at times, a cash refund, is given to the customer.