Form 10-Q
period 2008-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2008-05-09
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

At April 30, 2008 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 24,462,117 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Net revenues	$162,632	$107,391

Cost of revenues	100,018	58,097
Selling, general and administrative expenses	33,025	26,361
Depreciation and amortization	2,472	2,352

Operating income	27,117	20,581

Investment income, net	1,745	2,298
Interest expense	110	108
Other (expense) income, net	(676)	406

Income before income taxes	28,076	23,177

Provision for income taxes	8,551	8,039

Net income	$19,525	$15,138

Earnings per share – Basic and Diluted
Net income	$0.27	$0.21

Weighted average common shares outstanding:

Basic	72,298	71,041
Diluted	73,020	71,853

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheet
(dollars in thousands)
(unaudited)

	As of	As of
	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and equivalents	$180,360	$135,805
Investment securities	41,699	130,548
Accounts receivable, net	85,608	56,597
Inventory, net	5,211	4,717
Prepaid expenses and other current assets	18,523	20,053
Total current assets	331,401	347,720

PROPERTY AND EQUIPMENT, NET	85,263	77,771
FEATURE FILM PRODUCTION ASSETS	16,808	21,890
INVESTMENT SECURITIES	33,571	-
INTANGIBLE ASSETS, NET	2,038	2,302
OTHER ASSETS	19,661	20,373
TOTAL ASSETS	$488,742	$470,056

CURRENT LIABILITIES:
Current portion of long-term debt	$946	$927
Accounts payable	19,903	21,951
Accrued expenses and other liabilities	51,715	30,684
Deferred income	16,089	18,012
Total current liabilities	88,653	71,574

LONG-TERM DEBT	4,630	4,875
NON-CURRENT TAX LIABILITY	5,500	10,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	245	241
Class B common stock	477	477
Additional paid-in capital	308,985	301,329
Accumulated other comprehensive income	2,961	2,894
Retained earnings	77,291	78,439
Total stockholders' equity	389,959	383,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$488,742	$470,056

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$19,525	$15,138
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of feature film production assets	9,453	-
Revaluation of warrants	575	(352)
Depreciation and amortization	2,472	2,352
Realized loss on sale of investments	348	-
Amortization of investment income	(26)	(123)
Stock compensation costs	2,851	2,118
Provision for doubtful accounts	109	(50)
Provision for inventory obsolescence	881	550
Benefit for deferred income taxes	(674)	(443)
Excess tax benefits from stock-based payment arrangements	(562)	(20)
Changes in assets and liabilities:
Accounts receivable	(29,121)	7,657
Inventory	(1,375)	(1,367)
Prepaid expenses and other assets	2,226	(6,973)
Feature film production assets	(4,371)	(718)
Accounts payable	(2,048)	(514)
Accrued expenses and other liabilities	16,573	5,834
Deferred income	(1,799)	1,608
Net cash provided by operating activities	15,037	24,697

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,627)	(1,488)
Purchase of film library assets	(74)	(62)
Purchase of investment securities	(88,500)	(21,667)
Proceeds from sales or maturities of investment securities	143,634	5,000
Net cash provided by (used in) investing activities	45,433	(18,217)

FINANCING ACTIVITIES:
Repayments of long-term debt	(226)	(211)
Dividends paid	(20,203)	(17,056)
Issuance of stock, net	378	369
Proceeds from exercise of stock options	3,574	626
Excess tax benefits from stock-based payment arrangements	562	20
Net cash used in financing activities	(15,915)	(16,252)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	44,555	(9,772)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	135,805	86,267
CASH AND EQUIVALENTS, END OF PERIOD	$180,360	$76,495

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2007	71,788	$718	$301,329	$2,894	$78,439	$383,380

Comprehensive income:
Net income	-	-	-	-	19,525	19,525
Translation adjustment		-		(121)		(121)
Reclassification adjustment for
losses realized in net income, net of tax	-	-	-	217	-	217
Unrealized holding loss, net of tax	-	-	-	(29)	-	(29)
Total comprehensive income						19,592

Stock issuances, net	67	1	202	-	-	203
Exercise of stock options	295	3	3,571	-	-	3,574
Excess tax benefits from stock based payment arrangements	-	-	562	-	-	562
Dividends paid	-	-	470	-	(20,673)	(20,203)
Stock compensation costs	-	-	2,851	-	-	2,851

Balance, March 31, 2008	72,150	$722	$308,985	$2,961	$77,291	$389,959

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

     All intercompany balances have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Recent Accounting Pronouncements

     Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

     Level 1- quoted prices in active markets for identical assets or liabilities;
     Level 2- quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
     Level 3- unobservable inputs, such as discounted cash flow models or valuations

     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of March 31, 2008:

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	March 31,
	Markets (Level 1)	(Level 2)	(Level 3)	2008
Municipal bonds	$-	$41,465	$-	$41,465
Auction rate securities	-	-	33,571	33,571
Other	234	3,583	-	3,817
Total	$234	$45,048	$33,571	$78,853

     Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses.

     We have classified our investment in auction rate securities (“ARS”) within Level 3. Starting in February 2008, we experienced difficulty selling our investment in ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     The table below includes a roll forward of our investments in ARS from January 1, 2008 to March 31, 2008, and a reclassification of these investments from Level 2 to Level 3 in the valuation hierarchy.

	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)
Fair Value January 1, 2008	$77,335	$-
Purchases	46,780	-
Sales	(89,765)	-
Transfers (out) in	(34,350)	34,350
Unrealized (losses)	-	(779)
Total	$-	$33,571

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement 115 (SFAS 159). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us as of January 1, 2008, but we did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS 159 has not had an impact on our Consolidated Financial Statements.

2. Share Based Compensation

     Effective May 1, 2006, we adopted SFAS 123(R) Share based Payments, using the modified prospective method. Prior to May 1, 2006, we accounted for stock option grants using the intrinsic value method. Compensation expense relating to grants of restricted stock units (RSUs) are recognized over the period during which the employee rendered service to the Company necessary to earn the award. In accordance with the modified prospective method, results for prior periods have not been restated. Stock based compensation cost was approximately $2,805 and $2,118 for the three months ended March 31, 2008 and 2007, respectively. We have not issued options since June 2004. At March 31, 2008, 901,402 stock options were outstanding with a weighted average exercise price of $13.46 per share.

     During the quarter, we granted 50,000 RSUs as part of our 2007 Omnibus Incentive Plan at a weighted average grant date fair value of $18.48 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $850. The compensation is being amortized over the service period, which is approximately three years. At March 31, 2008, 735,817 RSUs were unvested with a weighted average fair value of $15.14 per share.

     During the quarter, we granted approximately 480,500 performance stock units (PSUs) as part of our 2007 Omnibus Incentive Plan at a weighted average grant date fair value of $18.83 per share. Total compensation cost related to these PSUs, based on the estimated value of the units on the issuance dates, net of estimated forfeitures, is $8,324. The current quarter issuance is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2008. The compensation is being amortized over the service period, which is approximately three and one-half years. If these goals are met, the shares granted will vest in equal annual installments. At March 31, 2008, 1,125,607 PSUs were unvested with a weighted average fair value of $17.21 per share.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

3. Stockholders’ Equity

     In February 2008, we announced an increase in the quarterly cash dividend on all Class A and Class B common shares to $0.36 per share from the previous $0.24 per share. However, the members of the McMahon family, who hold the Class B common shares, have waived their rights to any portion of the quarterly cash dividend in excess of the first $0.24 per share for a period of three years. Accordingly, we paid cash dividends of $20,203 in the aggregate in March 2008. In the prior year, we paid quarterly dividends of $0.24, or $17,056 in the aggregate, on all Class A and Class B common shares for the three months ended March 31, 2007.

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended
	March 31,	March 31,
	2008	2007
Basic	72,297,824	71,041,026
Diluted	73,020,205	71,853,121
Dilutive effect of outstanding options, RSUs and PSUs	721,497	812,095
Anti-dilutive outstanding options	157,000	277,000

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $33,975 and $24,072 for the three months ended March 31, 2008 and 2007, respectively. Unallocated assets consist primarily of cash, investment securities, real property and other investments.

	Three months ended
	March 31,	March 31,
	2008	2007
Net revenues:
Live and Televised Entertainment	$99,842	$63,045
Consumer Products	43,405	37,397
Digital Media	8,081	6,949
WWE Films	11,304	—
Total net revenues	$162,632	$107,391

Depreciation and amortization:
Live and Televised Entertainment	$1,078	$910
Consumer Products	337	419
Digital Media	211	208
WWE Films	—	—
Corporate	846	815
Total depreciation and amortization	$2,472	$2,352

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Operating income:
Live and Televised Entertainment	$26,031	$20,502
Consumer Products	25,532	22,078
Digital Media	2,005	291
WWE Films	1,536	(457)
Corporate	(27,987)	(21,833)
Total operating income	$27,117	$20,581

	As of
	March 31,	December 31,
	2008	2007
Assets:
Live and Televised Entertainment	$136,543	$94,871
Consumer Products	18,519	15,185
Digital Media	12,032	9,747
WWE Films	34,686	45,243
Unallocated	286,962	305,010
Total assets	$488,742	$470,056

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2008	2007
Land, buildings and improvements	$63,386	$60,644
Equipment	64,383	57,605
Corporate aircraft	20,829	20,829
Vehicles	634	634
	149,232	139,712
Less accumulated depreciation and amortization	(63,969)	(61,941)
Total	$85,263	$77,771

     Depreciation and amortization expense for property and equipment was $2,135 for the three months ended March 31, 2008 as compared to $1,933 for the three months ended March 31, 2007.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	March 31,	December 31,
	2008	2007
Feature film productions:
In release	$11,146	$20,469
In production	4,420	311
In development	1,242	1,110
Total	$16,808	$21,890

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of March 31, 2008, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     We estimate that approximately 62% of “In release” film production assets are estimated to be amortized over the next twelve months. Approximately 93% of “In release” film production assets are estimated to be amortized over the next three years.

     We are currently filming one theatrical feature film, currently titled “12 Rounds”, and one Direct-to-DVD film, currently titled “Behind Enemy Lines 3”. These two projects comprise the $4,420 “In production” balance and are tentatively scheduled for release in 2009. In addition to the capitalized production costs related to our films previously released and currently in production, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned. During the three months ended March 31, 2008 and 2007, we did not expense any previously capitalized development costs related to abandoned projects.

8. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years.

     Intangible assets consisted of the following:

	As of
	March 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,740	$(6,255)	$1,485
Trademarks and trade names	3,708	(3,155)	553
	$11,448	$(9,410)	$2,038

	As of
	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,667	$(6,005)	$1,662
Trademarks and trade names	3,708	(3,068)	640
	$11,375	$(9,073)	$2,302

     Amortization expense was $337 for the three ended March 31, 2008, compared to $419 for the three months ended March 31, 2007.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     The following table presents estimated future amortization expense:

For the year ending December 31, 2008	$1,011
For the year ending December 31, 2009	941
For the year ending December 31, 2010	86
$2,038

9. Investment Securities

     Investment securities consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008
		Unrealized
	Amortized	Holding	Fair
	Cost	Gain (Loss)	Value
Fixed-income mutual funds and other	$123	$111	$234
Auction rate securities	34,350	(779)	33,571
Municipal bonds	41,459	6	41,465
Total	$75,932	$(662)	$75,270

	December 31, 2007
		Unrealized
		Holding	Fair
	Cost	Loss	Value
Fixed-income mutual funds and other	$54,175	$(962)	$53,213
Auction rate securities	77,335	—	77,335
Total	$131,510	$(962)	$130,548

     On February 13, 2008, we started to experience difficulty in selling our investments in auction rate securities (“ARS”) due to multiple failures of the auction mechanism that provides liquidity to these investments. All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years); as we maintain a strong liquidity position, we currently believe that we have the ability to hold our ARS until one of the aforementioned remedies occurs.

     As of March 31, 2008, we recorded an adjustment to reduce the fair value of our investment in ARS of $779, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair market adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing by the United States Government) and our current intent to hold the ARS until the illiquidity in the ARS market is resolved. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

10. Income Taxes

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of FIN 48 on January 1, 2007, we recognized a $1,502 increase in the liability for unrecognized income tax benefits, with a corresponding decrease in the opening balance of retained earnings.

     At the adoption date of January 1, 2007, we had $10,382 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2008, we have $8,206 of unrecognized tax benefits that if recognized, would affect our effective tax rate.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $2,998 of accrued interest related to uncertain tax positions as of March 31, 2008.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2005.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $2,000 to $3,000 within 12 months of March 31, 2008.

11. Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

Shenker & Associates; THQ/Jakks

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

     In the Connecticut litigation, on or about March 5, 2008, the court entered a case management order pursuant to which the case is exposed for trial as of May 1, 2010. Discovery is currently ongoing. On March 13, 2008, the Jakks Defendants filed motions for summary judgment and to strike, seeking the dismissal of the amended complaint in its entirety. On April 14, 2008, we filed our objection to those motions. In addition, on April 1, 2008, we filed a motion for summary judgment , seeking a holding that a release asserted by the Jakks Defendants to be a complete bar to all of our claims does not apply to the claims at issue. Oral argument on both parties' motions will be heard on May 19, 2008. On April 25, 2008, the THQ Defendants also filed a motion to strike all of the claims asserted against them in the amended complaint. We intend to object to that motion on or before May 12, 2008.

IPO Class Action

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

     The following analysis outlines all material activities contained within each of our business segments.

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

Results of Operations

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
(Dollars in millions, except as noted)

Summary
	March 31,	March 31,	better
Net Revenues	2008	2007	(worse)
Live and Televised Entertainment	$99.8	$63.0	58%
Consumer Products	43.4	37.4	16%
Digital Media	8.1	7.0	16%
WWE Films	11.3	—	-
Total	$162.6	$107.4	51%

	March 31,	March 31,	better
Cost of Revenues:	2008	2007	(worse)
Live and Televised Entertainment	$70.0	$39.3	(78%)
Consumer Products	15.8	13.8	(14%)
Digital Media	4.7	5.0	6%
WWE Films	9.5	—	-
Total	$100.0	$58.1	(72%)
Profit contribution margin	38%	46%

	March 31,	March 31,	better
Operating Income:	2008	2007	(worse)
Live and Televised Entertainment	$26.0	$20.5	27%
Consumer Products	25.5	22.1	15%
Digital Media	2.0	0.3	567%
WWE Films	1.5	(0.5)	400%
Corporate	(27.9)	(21.8)	(28%)
Total operating income	$27.1	$20.6	32%
Net income	$19.5	$15.1	29%

     Our 2008 results were significantly impacted by the timing of our annual WrestleMania pay-per-view-event. In 2008, WrestleMania XXIV occurred on March 31, 2008 and is included in our first quarter results, however, WrestleMania 23 occurred on April 1, 2007 and was therefore recorded in the second quarter of 2007. WrestleMania XXIV contributed in the aggregate approximately $31.3 million of revenues and $7.1 million of profit contribution ($4.6 million, net of tax), to our results for the first quarter of 2008, whereas WrestleMania 23 contributed in the aggregate approximately $31.4 million of revenues and $9.7 million of profit contribution ($6.6 million, net of tax) in the second quarter of 2007.

     Our Live and Televised Entertainment segment revenues benefited from the strength of both the WrestleMania live event attendance as well as the pay-per-view revenues. Our Consumer Products segment reflected a 27% increase in licensing based revenues, specifically from strong sales of our SmackDown vs. Raw 2008 videogame. The increase in revenues for our Digital Media segment reflects a 62% increase in web advertising revenues. WWE Films revenue reflects amounts earned from our feature films “The Marine” and “See No Evil”.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	March 31,	March 31,		better
Live and Televised Entertainment Revenues	2008	2007		(worse)
Live events	$24.6	$18.2		35%
Number of North American events	66	63		5%
Average North American attendance	7,200	6,900		4%
Average North American ticket price (dollars)	$45.39	$36.30		25%
Number of international events	8	8		-
Average international attendance	9,000	9,300		(3%)
Average international ticket price (dollars)	$95.98 *	NA	*
Venue merchandise	$5.6	$5.2		8%
Domestic per capita spending (dollars)	$11.20	$11.32		(1%)

Pay-per-view	$41.2	$15.8		161%
Number of pay-per-view events	3	3		-
Number of buys from pay-per-view events	2,033,300	900,800		126%
Average revenue per buy (dollars)	$20.02	$16.05		25%
Domestic retail price WrestleMania (dollars)	$54.95	$49.95	**	10%
Domestic retail price (dollars)	$39.95	$39.95		-

Television rights fees
Domestic	$15.0	$13.9		8%
International	$9.0	$8.0		13%

WWE 24/7	$1.6	$1.0		60%

Other	$2.8	$0.9		211%
Total	$99.8	$63.0		58%

Ratings
Average weekly household ratings for Raw	3.7	4.1
Average weekly household ratings for SmackDown	2.8	2.9
Average weekly household ratings for ECW	1.3	1.6
____________________
* Six of the eight international events in the current quarter were buy-out deals with guaranteed revenue. In 2007, all eight international events were buy-out deals, and therefore the calculation of an average ticket price is not applicable.
** WrestleMania 23 occurred in the second quarter of fiscal 2007

	March 31,	March 31,	better
Cost of Revenues-Live and Televised Entertainment	2008	2007	(worse)
Live events	$15.3	$13.0	(18%)
Venue merchandise	3.7	3.3	(12%)
Pay-per-view	28.0	5.5	(409%)
Television	19.5	15.5	(26%)
WWE 24/7	0.5	0.5	-
Other	3.0	1.5	(100%)
Total	$70.0	$39.3	(78%)
Profit contribution margin	30%	38%

     Live events revenues increased primarily through the impact of our WrestleMania event, which had paid attendance of approximately 63,100 and generated approximately $5.9 million in revenue. Average attendance at our North American events was approximately 7,200 in the current quarter as compared to 6,900 in the prior year. The average ticket price for North American events was $45.39 in the current quarter as compared to $36.30 in the prior year. Excluding the impact of WrestleMania, North American average attendance and ticket price was 6,300 and $38.08, respectively, in 2008. Six of the eight international events performed in the current quarter were constructed as buy-out deals with local promoters that provided us with guaranteed revenues and limited the potential risk of performing these events in emerging markets. In the prior year, each of the eight international events performed were constructed as buy-out deals. The profit contribution margin for live events was 38% as compared to 29% in the prior year quarter, reflecting the impact of WrestleMania in the current quarter.

     Venue merchandise revenues increased 8% from the prior year quarter due to an 8% increase in total attendance at our North American events, partially offset by a 1% decline in per capita spending by our fans. The profit contribution margin decreased from 37% to 34% in the current quarter due to the mix of product sold at venues.

     Pay-per-view revenues increased $25.4 million in the current quarter, impacted by the inclusion of WrestleMania in the current quarter. Our domestic retail price for the WrestleMania XXIV pay-per-view was increased by $5.00 dollars to $54.95 in the current year as compared to the prior year. WrestleMania XXIV generated approximately 1.1 million buys in the current quarter, or approximately $23.8 million in pay-per-view related revenues. By comparison, WrestleMania 23, recorded in the second quarter of 2007, generated approximately 1.2 million buys, or approximately $24.6 million in pay-per-view related revenues. Pay-per-view buys for the two events that occurred in both 2008 and 2007 increased by approximately 22% in the current quarter. Pay-per-view costs of revenues reflected significant production costs for WrestleMania XXIV, as it was performed in an outdoor stadium, the Citrus Bowl in Orlando, Florida. In addition, the current quarter included expenses for a significant consumer advertising and promotion campaigns. Based on these factors, the profit contribution margin for pay-per-view was 32% as compared to 65% in the prior year quarter.

     The increase in television rights fees reflects rate increases internationally and additional rights fees for special domestic cable telecasts. The increase in television cost of revenues is due to an overall increase in the costs incurred to produce televised events, including costs associated with the production of telecasts in high-definition, which we successfully launched in the current quarter, as well as costs associated with television specials.

     WWE 24/7 revenues reflect an increase in the number of subscribers to our video-on-demand service as the platform continued to become available in more homes. Currently, WWE 24/7 is available in approximately 80% of video-on-demand enabled homes in the United States.

The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	March 31,	March 31,	better
Consumer Products Revenues	2008	2007	(worse)
Licensing	$26.2	$20.6	27%
Magazine publishing	$2.9	$2.9	-
Net units sold	1,127,400	933,900	21%
Home video	$14.0	$13.4	4%
Gross DVD units shipped	1,179,200	1,083,600	9%
Other	$0.3	$0.5	(40%)
Total	$43.4	$37.4	16%

	March 31,	March 31,	better
Cost of Revenues-Consumer Products	2008	2007	(worse)
Licensing	$6.5	$5.5	(18%)
Magazine publishing	2.7	2.3	(17%)
Home video	6.4	5.8	(10%)
Other	0.2	0.2	-
Total	$15.8	$13.8	(14%)
Profit contribution margin	64%	63%

     Licensing revenues increased in part due to higher royalties earned related to sales of videogames and apparel in the current quarter. Videogame revenues increased by approximately $5.0 million in the current quarter, reflecting the success of our SmackDown vs. Raw 2008 title. In addition, royalties earned from the sales of our toys increased by approximately $0.5 million in the current quarter. The increase in the licensing cost of revenues was due to higher commissions paid to international licensing agents and amounts paid to our talent.

     Magazine publishing revenues were consistent with the prior year quarter. We published three magazines in both the current quarter and prior year quarter. We also published one special edition magazine in the current and prior year quarter. Increased printing and paper costs contributed to the higher magazine publishing cost of revenues in the current quarter.

     Home video revenues increased by 4% in the current quarter, led by the successful release of two DVD titles, The Legacy of Stone Cold Steve Austin and Triple H: King of Kings, with each title shipping more than 175,000 gross units. Home video cost of revenues reflects an increase in the amount spent on distributing our home video products. This increase in expenses led to a decrease in the profit contribution margin to 54% in the current period as compared to 57% in the prior year quarter.

The following chart provides performance results and certain drivers for our Digital Media segment:

	March 31,	March 31,	better
Digital Media Revenues	2008	2007	(worse)
WWE.com	$4.5	$2.8	61%
WWEShop	3.5	4.0	(13%)
Average revenues per order (dollars)	$51.17	$48.65	5%
Other	0.1	0.2	(50%)
Total	$8.1	$7.0	16%

	March 31,	March 31,	better
Cost of Revenues-Digital Media	2008	2007	(worse)
WWE.com	$2.1	$2.0	(5%)
WWEShop	2.4	2.8	14%
Other	0.2	0.2	-
Total	$4.7	$5.0	6%
Profit contribution margin	42%	29%

     WWE.com revenues increased primarily due to additional advertising sold on our website. Web-based advertising revenues were $2.9 million as compared to $1.8 million in the prior year quarter, reflecting an increase in premium ads placed on our websites. In addition, revenues related to our wireless content represented approximately $1.1 million as compared to $0.7 million in the prior year quarter. The slight increase in wwe.com cost of revenues reflects additional support costs to operate our various web-based activities.

     WWEShop revenues declined due to an 18% decline in the number of orders processed to approximately 67,700 in the current quarter. The decline in the number of orders processed was partially mitigated by a 5% increase in the average amount spent by customers per order.

WWE Films

     During the current quarter we recorded revenue of $11.3 million relating to two of our feature films, “See No Evil” and “The Marine”, and expensed approximately $9.5 million of the associated production expenses. We are currently filming one theatrical feature film, currently titled “12 Rounds”, and one Direct-to-DVD film, “Behind Enemy Lines 3”. These projects are tentatively scheduled for release in 2009. No revenue was recorded in the prior year quarter

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	March 31,	March 31,	better
	2008	2007	(worse)
Staff related	$13.6	$12.6	(8%)
Legal, accounting and other professional	3.9	3.2	(22%)
Stock compensation costs	2.8	2.1	(33%)
Advertising and promotion	3.2	1.3	(146%)
All other	9.5	7.2	(32%)
Total SG&A	$33.0	$26.4	(25%)
SG&A as a percentage of net revenues	20%	25%

     The increase in staff related expenses partially reflects our international expansion and the employment of additional local personnel in locations such as Australia. Stock compensation expense in the current quarter includes expenses related to the amortization of stock unit grants. The increase in advertising and promotion expense primarily relates to brand awareness campaigns coinciding with WrestleMania XXIV. The advertising and promotion variance reflects a timing difference as WrestleMania 23 occurred during the second quarter of 2007.

	March 31,	March 31,	better
	2008	2007	(worse)
Depreciation and amortization	$2.5	$2.3	(9%)

Investment income, net	$1.7	$2.3	(26%)

The decrease reflects realized investment losses of approximately $0.3 million in the current quarter.

	March 31,	March 31,
	2008	2007
Provision for income taxes	$8.6	$8.0
Effective tax rate	30%	35%

The effective tax rate in the current quarter reflects the reversal of tax reserves due to the expiration of the statute of limitations related to certain previously unrecognized tax benefits.

Liquidity and Capital Resources

     Cash flows from operating activities for the three months ended March 31, 2008 and March 31, 2007 were $15.0 million and $24.7 million, respectively. Working capital, consisting of current assets less current liabilities, was $242.7 million as of March 31, 2008 and $276.1 million as of December 31, 2007.

     Cash flows provided by investing activities were $45.4 million for three months ended March 31, 2008, and cash flows used in investing activities were $18.2 million for the three months ended March 31, 2007. Capital expenditures for the three months ended March 31, 2008 were $9.6 million as compared to $1.5 million for the three months ended March 31, 2007. Capital expenditures in 2008 primarily reflect equipment purchases for our transition to high definition broadcasting during the first quarter. Capital expenditures for the remainder of 2008 are estimated to range between $10.0 million and $20.0 million, primarily reflecting additional purchases of high definition broadcasting equipment and building related improvements.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk.On February 13, 2008, we started to experience difficulty in selling our investments in auction rate securities (“ARS”) due to multiple failures of the auction mechanism that provides liquidity to these investments. All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years); as we maintain a strong liquidity position, we currently believe that we have the ability to hold our ARS until one of the aforementioned remedies occurs.

     As of March 31, 2008, we recorded a negative adjustment to the fair value of our investment in ARS of approximately $0.8 million, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair market adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing by the United States Government) and our current intent to hold the ARS until the illiquidity in the ARS market is resolved. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $15.9 million and $16.3 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Total dividend payments on all Class A and Class B common shares in the three-month period ended March 31, 2008 were approximately $20.2 million as compared to $17.1 million in the prior year three-month period ended March 31, 2007. Assuming the continuation of these cash dividend rates of $0.36 and $0.24 per share and the same stock ownership, the estimated amount of dividends to be paid during the remainder of 2008 is estimated to be $60.8 million.

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

  Other employment contracts which are generally for one to three-year terms.

  Service contracts with certain of our independent contractors, including our talent, which are generally for one to four-year terms.

     Our aggregate minimum payment obligations under these contracts as of March 31, 2008 were as follows:

	Payments due by period
	($ in millions)
				After
	12/31/08	2009 to 2010	2011 to 2012	2013	Total
Long-term debt (including interest expense)	$1.0	$2.7	$2.7	$0.4	$6.8
Operating leases	1.6	2.5	1.3	1.3	6.7
Talent, employment agreements and other commitments	11.8	10.0	3.7	12.5	38.0
Total commitments	$14.4	$15.2	$7.7	$14.2	$51.5

     We believe that cash generated from operations and our existing cash and short-term investment securities will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and payment of quarterly dividends.

Application of Critical Accounting Policies

     There have been no additional changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2007 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of
	March 31, 2008	December 31, 2007
Pay-per-view accounts receivable	$39.0 million	$15.7 million
Home video reserve for returns	$9.1 million	$6.7 million
Publishing newsstand reserve for returns	$4.0 million	$4.8 million
Allowance for doubtful accounts	$1.3 million	$1.4 million
Inventory obsolescence reserve	$7.1 million	$6.3 million

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the potential for economic losses to be incurred on market risk sensitive instruments arising from adverse changes in market factors such as interest rates, foreign currency exchange rates and equity price risk. We have attempted to minimize exposure to market risk from changes in interest rates, foreign currency exchange rates and equity price risk. Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

Interest Rate Risk

     We are exposed to interest rate risk related to our debt and investment securities. Our debt primarily consists of the mortgage related to our corporate headquarters, which has an annual interest rate of 7.6%.

     Our investment portfolio currently consists primarily of fixed-income mutual funds and municipal auction rate securities, with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than one year.

Item 4. Controls and Procedures

     Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2008. No change in internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 6. Exhibits

(a.) Exhibits

31.1 Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3 Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification by Vincent K. McMahon, Linda E. McMahon and George A. Barrios pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)

Dated: May 8 , 2008	By:	/s/ George A. Barrios
George A. Barrios
Chief Financial Officer