Form 10-Q
period 2008-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2008-08-08
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

At July 20, 2008 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 24,570,753 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

Page #
Part I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Income Statements for the three and six months ended June 30, 2008
and June 30, 2007	2

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

Consolidated Statements of Cash Flows for the six months ended June 30, 2008
and June 30, 2007	4

Consolidated Statement of Stockholders’ Equity and Comprehensive
Income for the six months ended June 30, 2008	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 6. Exhibits	28

Signature	29

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net revenues	$129,658	$137,511	$292,290	$244,902

Cost of revenues	76,358	100,524	176,376	158,621
Selling, general and administrative expenses	37,596	25,008	70,621	51,369
Depreciation and amortization	3,719	2,252	6,191	4,604

Operating income	11,985	9,727	39,102	30,308

Investment income, net	1,476	1,681	3,221	3,979
Interest expense	104	126	214	234
Other (expense)/income, net	(1,617)	(60)	(2,293)	346

Income before income taxes	11,740	11,222	39,816	34,399

Provision for income taxes	4,709	4,176	13,260	12,215

Net income	$7,031	$7,046	$26,556	$22,184

Earnings per share – Basic
Net income	$0.10	$0.10	$0.37	$0.31

Earnings per share – Diluted
Net income	$0.10	$0.10	$0.36	$0.31

Weighted average common shares outstanding:

Basic	72,659	71,307	72,448	71,176
Diluted	73,659	72,145	73,243	71,949

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of	As of
	June 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and equivalents	$138,149	$135,805
Short-term investments	46,242	130,548
Accounts receivable, net	79,515	56,597
Inventory, net	5,627	4,717
Prepaid expenses and other current assets	26,773	20,053
Total current assets	296,306	347,720

PROPERTY AND EQUIPMENT, NET	87,722	77,771
FEATURE FILM PRODUCTION ASSETS	33,043	21,890
INVESTMENT SECURITIES	33,140	-
INTANGIBLE ASSETS, NET	1,803	2,302
OTHER ASSETS	17,595	20,373
TOTAL ASSETS	$469,609	$470,056

CURRENT LIABILITIES:
Current portion of long-term debt	$965	$927
Accounts payable	22,622	21,951
Accrued expenses and other liabilities	33,051	30,684
Deferred income	19,935	18,012
Total current liabilities	76,573	71,574

LONG-TERM DEBT	4,383	4,875
NON-CURRENT TAX LIABILITY	6,449	10,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	246	241
Class B common stock	477	477
Additional paid-in capital	315,493	301,329
Accumulated other comprehensive income	2,423	2,894
Retained earnings	63,565	78,439
Total stockholders' equity	382,204	383,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$469,609	$470,056

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$26,556	$22,184
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization/write-off of feature film production assets	9,786	15,919
Revaluation of warrants	1,470	(117)
Depreciation and amortization	6,191	4,604
Realized loss on sale of investments	348	730
Amortization of investments or investment assets	173	(247)
Stock compensation costs	5,733	4,218
Provision for doubtful accounts	233	(573)
Provision for inventory obsolescence	1,993	1,090
Reimbursement of operating expenses by principal shareholder	1,950	-
Benefit from deferred income taxes	(813)	(1,636)
Excess tax benefits from stock-based payment arrangements	(949)	(795)
Changes in assets and liabilities:
Accounts receivable	(23,151)	(1,923)
Inventory	(2,903)	(1,350)
Prepaid expenses and other assets	(2,672)	3,508
Feature film production assets	(22,968)	(1,631)
Accounts payable	671	(18)
Accrued expenses and other liabilities	(739)	6,070
Deferred income	2,169	(1,259)
Net cash provided by operating activities	3,078	48,774

INVESTING ACTIVITIES:
Purchases of property and equipment	(15,461)	(2,578)

Purchase of film library assets	(182)	(166)
Purchase of short-term investments	(93,899)	(79,695)
Proceeds from sales or maturities of short-term investments	143,634	57,275
Net cash provided by (used in) investing activities	34,092	(25,164)

FINANCING ACTIVITIES:
Repayments of long-term debt	(455)	(422)
Dividends paid	(40,494)	(34,214)
Issuance of stock, net	457	438
Proceeds from exercise of stock options	4,717	5,893
Excess tax benefits from stock-based payment arrangements	949	795
Net cash used in financing activities	(34,826)	(27,510)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,344	(3,900)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	135,805	86,267
CASH AND EQUIVALENTS, END OF PERIOD	$138,149	$82,367

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2007	71,788	$718	$301,329	$2,894	$78,439	$383,380

Comprehensive income:
Net income					26,556	26,556
Translation adjustment				(65)		(65)
Unrealized holding loss, net of tax				(622)		(622)
Reclassification adjustment for losses
realized in net income, net of tax				216		216
Total comprehensive income						26,085

Stock issuances, net	91	1	(117)			(116)
Exercise of stock options	398	4	4,713			4,717
Excess tax benefits from stock based
payment arrangements			949			949
Dividends paid			936		(41,430)	(40,494)
Stock compensation costs			5,733			5,733
Capital contribution from principal			1,950			1,950
shareholder
Balance, June 30, 2008	72,277	$723	$315,493	$2,423	$63,565	$382,204

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

Digital Media

  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of broadband and mobile content.

WWE Studios (formerly WWE Films)

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007.

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

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of June 30, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Municipal bonds	$-	$46,054	$-	$46,054
Auction rate securities	-	-	33,140	33,140
Other	188	2,688	-	2,876
Total	$188	$48,742	$33,140	$82,070

     Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses.

     We have classified our investment in auction rate securities (“ARS”) within Level 3. Starting in February 2008, we experienced difficulty selling our investment in ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities, which continues as of June 30, 2008.

     The table below includes a roll forward of our investments in ARS from January 1, 2008 to June 30, 2008, and a reclassification of these investments from Level 2 to Level 3 in the valuation hierarchy.

	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)
Fair Value January 1, 2008	$77,335	$-
Purchases	46,780	-
Sales	(89,765)	-
Transfers (out) in	(34,350)	34,350
Unrealized (losses) Sales	-	(1,210)
Total	$-	$33,140

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

2. Share Based Compensation

     Effective May 1, 2006, we adopted SFAS 123(R) using the modified prospective method. Prior to May 1, 2006, we accounted for stock option grants using the intrinsic value method. Compensation expense relating to restricted stock unit (RSU) grants was recognized over the period during which the employee rendered service to the Company necessary to earn the award. In accordance with the modified prospective method, results for prior periods have not been restated. Stock based compensation cost was approximately $2,928 and $2,124 for the three months ended June 30, 2008 and 2007, respectively and $5,733 and $4,218 for the six months ended June 30, 2008 and 2007, respectively. We have not issued options since June 2004.

     During the six months ended June 30, 2008, we granted 50,000 RSUs as part of our 2007 Omnibus Incentive Plan at a weighted average grant date fair value of $18.48 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $850. The compensation is being amortized over the service period, which is approximately three years. At June 30, 2008, 730,729 RSUs were unvested with a weighted average fair value of $15.59 per share.

     In July 2007, we began issuing performance stock units, (“PSU”) in addition to RSUs. The July 2007 issuance of approximately 475,000 PSUs was subject to performance goals established for the last two quarters of 2007. As these goals have been exceeded, we granted approximately 585,000 shares in March 2008 which vest in equal annual installments on the first three anniversaries of their issuance date. Total compensation cost related to the PSUs, based on the value of the units on issuance date, net of estimated forfeitures as of June 30, 2008, is $8,766 and is being amortized over the service period, which is approximately three and one-half years.

     During the six months ended June 30, 2008, we granted approximately 471,500 PSUs as part of our 2007 Omnibus Incentive Plan at a grant date fair value of $18.83 per share. Total compensation cost related to these PSUs, based on the estimated value of the units as of June 30, 2008, net of estimated forfeitures, is $6,711. This issuance is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2008. The compensation is being amortized over the service period, which is approximately three and one-half years. If these goals are met, the shares granted will vest in equal annual installments. At June 30, 2008, there are 1,053,770 PSUs unvested with an average fair value of $15.88 per share.

3. Stockholders’ Equity

     In February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family. The quarterly dividend on all Class B shares, held by members of the McMahon family and their respective trusts, will remain at $0.24 per share as they have waived regular quarterly cash dividends in excess of $0.24 per share for a period of three years. Accordingly, we paid cash dividends of $40,494 in the aggregate as of June 2008. In the prior year, we paid quarterly dividends of $0.24, or $34,214 on all Class A and Class B common shares for the six months ended June 30, 2007.

     In June 2008, the Company performed a brand awareness campaign entitled McMahon’s Million Dollar Mania™, whereby a total of $3,000 in cash prize awards was given away to viewers of our Monday Night Raw television program. The prize money for this campaign was personally funded by the Chairman of WWE, Vincent K. McMahon. As such, the Company received a capital contribution of $1,950, representing the net of tax impact to WWE for the prize money awarded to the selected contestants.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Basic	72,658,648	71,307,423	72,447,763	71,175,704
Diluted	73,659,007	72,145,790	73,242,936	71,948,938
Dilutive effect of outstanding options and restricted stock units	996,559	837,188	787,931	773,234
Anti-dilutive outstanding options	-	-	157,000	174,400

     Net income per share of Class A Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two-class method. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive. As there was no undistributed earnings for the three and six months ended June 30, 2008, basic and diluted income per share was the same for both the Class A and Class B shareholders.

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $43,255 and $77,230 for the three and six months ended June 30, 2008, respectively, and $33,397 and $57,469 for the three and six months ended June 30, 2007, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net revenues:
Live and Televised Entertainment	$86,779	$102,884	$186,620	$165,928
Consumer Products	32,420	26,449	75,825	63,846
Digital Media	7,884	8,178	15,965	15,128
WWE Studios	2,575	-	13,880	-
Total net revenues	$129,658	$137,511	$292,290	$244,902
Depreciation and amortization:
Live and Televised Entertainment	$1,624	$903	$2,702	$1,813
Consumer Products	344	314	681	733
Digital Media	488	207	699	416
WWE Studios	-	-	-	-
Corporate	1,263	828	2,109	1,642
Total depreciation and amortization	$3,719	$2,252	$6,191	$4,604
Operating income:
Live and Televised Entertainment	$25,232	$30,370	$51,264	$50,871
Consumer Products	16,936	14,018	42,468	36,097
Digital Media	1,917	1,947	3,922	2,238
WWE Studios	1,837	(16,406)	3,373	(16,863)
Corporate	(33,937)	(20,202)	(61,925)	(42,035)
Total operating income	$11,985	$9,727	$39,102	$30,308

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

	As of
	June 30,	December 31,
	2008	2007
Assets:
Live and Televised Entertainment	$111,248	$94,871
Consumer Products	11,755	15,185
Digital Media	7,234	9,747
WWE Studios	38,674	45,243
Unallocated	300,698	305,010
Total assets	$469,609	$470,056

6. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2008	2007
Land, buildings and improvements	$65,242	$60,644
Equipment	67,723	57,605
Corporate aircraft	20,858	20,829
Vehicles	634	634
	154,457	139,712
Less accumulated depreciation and amortization	(66,735)	(61,941)
Total	$87,722	$77,771

     Depreciation and amortization expense for property and equipment was $3,375 and $5,510 for the three and six months ended June 30, 2008 as compared to $1,938 and $3,871 for the three and six months ended June 30, 2007.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	June 30,	December 31,
	2008	2007
Feature film productions:
In release	$8,825	$20,469
In production	22,924	311
In development	1,294	1,110
Total	$33,043	$21,890

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. During the three and six months ended June 30, 2008 we did not record any impairment charges relating to our film production assets. During the three and six months ended June 30, 2007, we recorded an impairment charge of $15,661 related to our film The Condemned, which was released in April, 2007. As of June 30, 2008, we do not believe any additional capitalized assets included in Feature Film Production Assets are impaired.

     We estimate that approximately 53% of “In release” film production assets are estimated to be amortized over the next twelve months. Approximately 80% of “In release” film production assets are estimated to be amortized over the next three years.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     We are currently filming one theatrical feature film, currently titled “12 Rounds”, and one Direct-to-DVD film, currently titled “Behind Enemy Lines 3”. These two projects comprise the $22,924 balance of “In production” feature film production assets and are tentatively scheduled for release in 2009. In addition to the capitalized production costs related for these three films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned. There were no costs incurred in the current year for abandoned projects. During the three and six months ended June 30, 2007 we expensed $258 of previously capitalized development costs for abandoned projects.

8. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years.

     Intangible assets consisted of the following:

	As of
	June 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,849	$(6,511)	$1,338
Trademarks and trade names	3,708	(3,243)	465
	$11,557	$(9,754)	$1,803

	As of
	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,667	$(6,005)	$1,662
Trademarks and trade names	3,708	(3,068)	640
	$11,375	$(9,073)	$2,302

     Amortization expense was $344 and $681 for the three and six months ended June 30, 2008 as compared to $314 and $733 for the three and six months ended June 30, 2007.

     The following table presents estimated future amortization expense:

For the year ending December 31, 2008	$692
For the year ending December 31, 2009	977
For the year ending December 31, 2010	119
For the year ending December 31, 2011	15
$1,803

9. Short-term Investments

     Investment securities consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008
		Unrealized
	Amortized	Holding	Fair
	Cost	Gain (Loss)	Value
Fixed-income mutual funds and other	$123	$65	$188
Auction rate securities	34,350	(1,210)	33,140
Municipal bonds	46,534	(480)	46,054
Total	$81,007	$(1,625)	$79,382

	December 31, 2007
		Unrealized
		Holding	Fair
	Cost	Loss	Value
Fixed-income mutual funds and other	$54,175	$(962)	$53,213
Auction rate securities	77,335	—	77,335
Total	$131,510	$(962)	$130,548

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

     At the adoption date of January 1, 2007, we had $10,382 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2008, we have $5,750 of unrecognized tax benefits that if recognized, would affect our effective tax rate.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $699 of accrued interest related to uncertain tax positions as of June 30, 2008.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2005.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $500 within 12 months of June 30, 2008.

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

     In the Connecticut litigation, on or about March 5, 2008, the court entered a case management order pursuant to which the case is exposed for trial as of May 1, 2010. Discovery is currently ongoing. On March 13, 2008, the Jakks Defendants filed motions for summary judgment and to strike, seeking the dismissal of the amended complaint in its entirety. On April 14, 2008, we filed our objection to those motions. In addition, on April 1, 2008, we filed a motion for summary judgment, seeking a holding that a release asserted by the Jakks Defendants to be a complete bar to all of our claims does not apply to the claims at issue. Oral argument on the parties' motions was heard on May 19, 2008. On April 25, 2008, the THQ Defendants also filed a motion to strike all of the claims asserted against them in the amended complaint. We objected to that motion.

     On July 1, 2008, THQ, Inc. (“THQ”) and Brian Farrell filed a cross-complaint against Jakks Pacific, Inc. (“Jakks”). The cross-complaint asserts claims for (1) breach of fiduciary duty by, among other things, failing to keep THQ fully informed of the severity and the potential consequences of the allegations asserted by WWE, failing to provide THQ with information THQ requested to allow it to respond to the allegations, failing to allow THQ an opportunity to take steps to resolve the dispute with WWE, and placing its own interests ahead of the interests of the THQ/Jakks Pacific LLC (“LLC”); and (2) breach of the operating agreement between Jakks and THQ with respect to the LLC (the “LLC Agreement”) by failing to use its best efforts to maintain the relationship between WWE and the LLC. In addition to the foregoing claims, the cross-complaint asserts separate claims for breach of fiduciary duty, breach of contract, fraudulent inducement, unjust enrichment, indemnification, cancellation of the LLC Agreement, rescission of the LLC Agreement, and declaratory relief, to the extent that we prevail on any of our claims against Jakks.

IPO Class Action

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

Levy et al.

     On July 24, 2008, we were served with a summons from three of our former talent purporting to be on behalf of themselves and a class of similarly situated persons. The lawsuit alleges breach of contract and unjust enrichment arising from our treating them as independent contractors rather than employees, which the plaintiffs allege is an erroneous classification. We have not formally responded to the suit but intend to deny any liability for claims asserted against us and to defend vigorously against the suit.

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

Digital Media

  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of broadband and mobile content.

WWE Studios (formerly WWE Films)

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

Results of Operations

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
(Dollars in millions, except as noted)

Summary

	June 30,	June 30,	better
Net Revenues	2008	2007	(worse)
Live and Televised Entertainment	$86.8	$102.9	(16%	)
Consumer Products	32.4	26.4	23%
Digital Media	7.9	8.2	(4%	)
WWE Studios	2.6	-	N/A
Total	$129.7	$137.5	(6%	)

	June 30,	June 30,	better
Cost of Revenues:	2008	2007	(worse)
Live and Televised Entertainment	$57.6	$69.5	17%
Consumer Products	13.9	10.6	(31% )
Digital Media	4.5	4.5	-
WWE Studios	0.4	15.9	98%
Total	$76.4	$100.5	24%
Profit contribution margin	41%	27%

	June 30,	June 30,	better
Operating Income:	2008	2007	(worse)
Live and Televised Entertainment	$25.2	$30.4	(17%	)
Consumer Products	16.9	14.0	21%
Digital Media	1.9	1.9	-
WWE Studios	1.8	(16.4)	111%
Corporate	(33.8)	(20.2)	(33%	)
Total operating income	$12.0	$9.7	23%
Net income	$7.0	$7.0	-

     Our Live and Televised Entertainment segment revenues were lower based on the timing of our premiere pay-per-view event, WrestleMania. WrestleMania 23 occurred in the second quarter of 2007 while WrestleMania XXIV occured in the first quarter of 2008. Offsetting this difference of timing was an additional $9.2 million of live events revenue based on successful international tours in the current quarter. Our Consumer Products segment reflected increases in licensing based revenues, specifically from the sales of videogames. Our Digital Media revenue decrease reflects a slight drop in advertising sales, as well as lower sales of online downloads. Our operating income in the prior year quarter was negatively impacted by the recording of an asset impairment for one of our feature films, The Condemned. Based upon the film’s performance we reduced the capitalized film asset by approximately $15.7 million to its fair value as of June 30, 2007.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	June 30,	June 30,	better
Live and Televised Entertainment Revenues	2008	2007	(worse)
Live events	$35.3	$30.1	17%
Number of North American events	52	58	(10%)
Average North American attendance	6,900	6,900	-
Average North American ticket price (dollars)	$40.13	$46.00	(13%)
Number of international events	31	26	19%
Average international attendance	9,100	6,000	52%
Average international ticket price (dollars)	$96.26	$74.53	(3%)
Venue merchandise	$5.2	$5.4	(4%)
Domestic per capita spending (dollars)	$10.85	$12.76	(15%)

Pay-per-view	$17.9	$39.8	(55%)
Number of pay-per-view events	4	5	(20%)

Number of buys from pay-per-view events	1,063,500	2,104,000	(49%)

Average revenue per buy (dollars)	$16.53	$18.92	(13%)
Domestic retail price WrestleMania (dollars)	$54.95	$49.95	10%
Domestic retail price all other (dollars)	$39.95	$39.95	-

WWE 24/7 On Demand	$1.8	$1.3	38%

Television advertising	$1.9	$1.3	46%

Television rights fees
Domestic	$15.3	$15.6	(2%)
International	$9.4	$8.3	13%
Other	-	$1.1	N/A
Total	$86.8	$102.9	(16%)
Ratings
Average weekly household ratings for Raw	3.4	3.8	(11%)
Average weekly household ratings for SmackDown	2.4	2.6	(8%)
Average weekly household ratings for ECW	1.2	1.6	(25%)

	June 30,	June 30,	better
Cost of Revenues-Live and Televised Entertainment	2008	2007	(worse)
Live events	$25.2	$21.4	(18%)
Venue merchandise	2.7	3.3	18%
Pay-per-view	7.8	24.4	68%
24/7	0.6	0.5	(20%)
Advertising	0.2	0.1	(100%)
Television	19.9	17.3	(15%)
Other	1.2	2.5	52%
Total	$57.6	$69.5	17%
Profit contribution margin	34%	33%

     Live events revenues increased primarily as a result of attendance at our international events. We held five additional international events in the current quarter with an average attendance of approximately 9,100 as compared to the average attendance of 6,000 in the prior year quarter. This increase more than offset the impact of WrestleMania 23, which contributed approximately $5.2 million in ticket sales in the prior year quarter. WrestleMania XXIV, recorded in the first quarter of 2008, contributed approximately $5.9 million in ticket sales. The profit contribution margin remained unchanged at 29% in both the current and prior year quarter.

     Venue merchandise revenues were lower due to lower per capita spending at our North American shows, partially offset by sales at our International events. The profit contribution margin increased by 9% to 48% in the current quarter, reflecting the higher proportion of International sales, which are primarily license deals with lower associated cost of revenues.

     Pay-per-view revenues decreased by $21.9 million in the current quarter based on the timing of WrestleMania 23 in the prior year. Excluding the impact of WrestleMania, pay-per-view buys for the four events that occurred in both the current and prior year quarter increased by approximately 6%. Pay-per-view profit contribution margin increased in the current quarter, reflecting the absence of significant production costs associated with WrestleMania.

     WWE 24/7 On Demand, our subscription based video-on-demand service, generated a 38% increase in revenues in the current quarter based on the increased number of subscribers. Currently, WWE 24/7 is offered in approximately 80% of video-on-demand enabled homes in the United States.

     The higher television rights fees reflect contractual increases in several international territories. The increase in television cost of revenues reflects higher production and staging costs incurred partially related to our broadcasting in high definition.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	June 30,	June 30,	better
Consumer Products Revenues	2008	2007	(worse)
Licensing	$8.9	$7.7	16%
Magazine publishing	$4.3	$3.7	16%
Net units sold	1,006,600	933,900	8%
Home video	$18.5	$14.8	25%
Gross DVD units shipped	1,281,542	1,043,603	23%
Other	$0.7	$0.2	250%
Total	$32.4	$26.4	23%

	June 30,	June 30,	better
Cost of Revenues-Consumer Products	2008	2007	(worse)
Licensing	$2.4	$1.9	(26%)
Magazine publishing	3.3	3.0	(10%)
Home video	7.7	5.5	(40%)
Other	0.5	0.2	(150%)
Total	$13.9	$10.6	(31%)
Profit contribution margin	57%	60%

     Licensing revenues increased in part due to higher royalties earned on sales of toys and video games in the current quarter which increased by an aggregate of approximately 29% in the current quarter. The increase in the licensing cost of revenues was due to additional amounts paid to our talent based on the increase in revenues and changes in our product mix.

     Magazine publishing revenue increased by 16% in the current quarter. We published three issues of WWE Magazine and three special edition issues in the current quarter as compared to three magazine issues in the prior year quarter with two special issues. During the current quarter we began publishing WWEKids Magazine, a bimonthly publication for the younger WWE fans 6 – 14 years old, which contributed approximately $0.3 million of revenue. Increased paper and printing costs raised magazine publishing cost of revenues in the current quarter.

     Home video revenues reflect the shipment of over 305,000 DVD units of WrestleMania XXIV, which represented our best selling title in the current quarter, approximating the units shipped in the prior year for WrestleMania 23. In addition, we shipped a combined 300,000 DVD units for the two releases of The Rock: The Most Electrifying Man in Sports Entertainment and Twist of Fate: The Matt and Jeff Hardy Story in the current quarter.

     The following chart provides performance results and key drivers for our Digital Media segment:

	June 30,	June 30,	better
Digital Media Revenues	2008	2007	(worse)
WWE.com	$4.0	$4.6	(13%)
WWEShop	$3.9	$3.6	8%
Average revenues per order (dollars)	$53.18	$50.98	4%
Total	$7.9	$8.2	4%

	June 30,	June 30,	better
Cost of Revenues-Digital Media	2008	2007	(worse)
WWE.com	$1.9	$1.9	-
WWEShop	$2.6	2.6	-
Total	$4.5	$4.5	-
Profit contribution margin	43%	45%	(4%)

     WWE.com revenues reflect a decrease in the revenue generated by advertising sales on our website, as well as decreased sales of downloadable mobile content.

     WWEShop revenues increased due to higher per order spending as compared to the prior year quarter, as well as a 4% increase in the number of orders processed.

WWE Studios (formerly WWE Films)

     We participate in film revenues once the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us. We released three feature films, See No Evil, The Marine and The Condemned, which were released in 2006, 2006 and 2007, respectively. We recorded revenue of $2.6 million in the current quarter related to our theatrical releases. There was no revenue recorded in the prior year quarter. During the three months ended June 30, 2007 we recorded an asset impairment charge of approximately $15.7 million based on our expectations related to the performance of The Condemned. As of June 30, 2008 we have approximately $33.0 million in capitalized film development costs associated with these films and various other film projects that are in development.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	June 30,	June 30,	better
	2008	2007	(worse)
Staff related	$14.2	$12.1	(17%)
Legal, accounting and other professional	5.1	2.6	(96%)
Stock compensation costs	2.9	2.1	(38%)
Advertising and promotion	5.1	1.3	(292%)
All other	10.3	6.9	(49%)
Total SG&A	$37.6	$25.0	50%
SG&A as a percentage of net revenues	29%	18%

     The increase in staff related expenses partially reflects our international expansion and the employment of additional local personnel in locations such as Australia, Japan and Brazil. Stock compensation expense in the current quarter includes expenses related to the amortization of stock unit grants. The Company’s equity grant in the prior year occured in the third quarter. Legal, accounting and professional fees in the current quarter reflect an increased level of case activity. Also, the prior year quarter included a positive settlement of $0.9 million in legal fees. Advertising and promotion costs include $3.5 million associated with our McMahon’s Million Dollar Mania™ brand awareness campaign. WWE was reimbursed approximately $2.0 million, net of tax, for the prize money associated with this event by the Chairman of WWE, Vincent K. McMahon.

	June 30,	June 30,	better
	2008	2007	(worse)
Depreciation and amortization	$3.7	$2.3	61%

The increase in depreciation and amortization expense reflects the initial depreciation charges associated with the purchase and capitalization of high definition broadcasting equipment.

Investment income, net	$1.5	$1.7	(12%)

Other expense, net	$(1.6)	$(0.1)	N/A

     Other expense, net includes a mark-to-market adjustment for the revaluation of warrants held in licensees.

	June 30,	June 30,
	2008	2007
Provision for income taxes	$4.7	$4.2
Effective tax rate	40%	37%

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
(Dollars in millions, except as noted)

Summary

	June 30,	June 30,	better
Net Revenues	2008	2007	(worse)
Live and Televised Entertainment	$186.6	$165.9	12%
Consumer Products	75.8	63.8	19%
Digital Media	16.0	15.2	5%
WWE Studios	13.9	-	-
Total	$292.3	$244.9	19%

	June 30,	June 30,	better
Cost of Revenues:	2008	2007	(worse)
Live and Televised Entertainment	$127.7	$108.8	(17%)
Consumer Products	29.7	24.5	(21%)
Digital Media	9.2	9.4	2%
WWE Studios	9.8	15.9	38%
Total	$176.4	$158.6	(11%)
Profit contribution margin	40%	36%

	June 30,	June 30,	better
Operating Income:	2008	2007	(worse)
Live and Televised Entertainment	$51.3	$50.9	1%
Consumer Products	42.4	36.1	17%
Digital Media	3.9	2.2	77%
WWE Studios	3.4	(16.9)	120%
Corporate	(61.9)	(42.0)	(47%)
Total operating income	$39.1	$30.3	29%
Net income	$26.6	$22.2	20%

     Our Live and Televised Entertainment segment revenues benefited from the strength of our Live Events, specifically in International markets during the current period. Our Consumer Products segment reflected a 23% increase in licensing based revenues, driven in part from strong sales of our videogame, toy and apparel lines. Our Digital Media segment reflected higher advertising and wireless based revenues. Our operating income in the prior year period was negatively impacted by the recording of an asset impairment for our feature film The Condemned. Based upon the film’s performance to date, we reduced the capitalized film asset by approximately $15.7 million to the film’s estimated fair value.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	June 30,	June 30,	better
Live and Televised Entertainment Revenues	2008	2007	(worse)
Live events	$59.9	$48.3	24%
Number of North American events	118	121	(2%)
Average North American attendance	7,000	6,900	1%
Average North American ticket price (dollars)	$43.12	$41.04	5%
Number of international events	39	34	15%
Average international attendance	9,100	6,800	34%
Average international ticket price (dollars)	$85.36	$74.55	15%
Venue merchandise	$10.8	$10.6	2%
Domestic per capita spending (dollars)	$11.06	$11.97	(8%)

Pay-per-view	$59.1	$55.6	6%
Number of pay-per-view events	7	8	(13%)

Number of buys from pay-per-view events	3.1	3.0	3%

Average revenue per buy (dollars)	$18.85	$17.77	6%
Domestic retail price (dollars)	$39.95	$39.95	-

WWE 24/7	$3.4	$2.3	48%

Television advertising	$3.3	$2.2	50%

Television rights fees
Domestic	$30.2	$29.6	2%
International	$18.5	$16.3	13%
Other	$1.4	$1.0	40%
Total	$186.6	$165.9	12%
Ratings
Average weekly household ratings for Raw	3.5	3.9	(10%)
Average weekly household ratings for SmackDown	2.6	2.8	(7%)
Average weekly household ratings for ECW	1.3	1.6	(19%)

	June 30,	June 30,	better
Cost of Revenues-Live and Televised Entertainment	2008	2007	(worse)
Live events	$40.6	$34.5	(18%)
Venue merchandise	6.4	6.6	3%
Pay-per-view	35.7	29.9	(19%)
24/7	1.1	1.0	(10%)
Advertising	0.4	0.2	(100%)
Television	39.4	32.8	(20%)
Other	4.1	3.8	8%
Total	$127.7	$108.8	17%
Profit contribution margin	32%	35%

     Live events revenues increased primarily as a result of the 34% increase in International average attendance and a 15% increase in the average ticket price at these events. Included in the thirty-nine international events in the current period were nine events constructed as buy-out deals with local promoters that provided us with guaranteed revenues and limited the potential risk of performing these events in emerging markets. In the prior year, seven of the international events performed were constructed as buy-out deals. The overall profit contribution margin increased 3% to 32% in the current period as compared to the prior year.

     Venue merchandise revenues increased based on the slight increase in average attendance at our North American events. The decrease in venue merchandise cost of revenues reflects the lower expenses associated with building share costs, which contributed to the increase in profit contribution margin from 38% to 41% in the current period.

     Pay-per-view revenues reflect a 4% increase of total buys for the seven events that occurred in both the current and prior year period. We recorded approximately 1.0 million buys for WrestleMania XXIV as compared to approximately 1.2 million buys in the prior year for WrestleMania 23. Offsetting this decline, the domestic price for WrestleMania was $54.95 as compared to $49.95 in the prior year. The increase in pay-per-view cost of revenues in the current period reflects the higher production costs for the staging of WrestleMania, guest talent pay and advertising related expenses. The profit contribution margin for pay-per-view decreased to 36% in the current period from 45% in the prior year.

     WWE 24/7 On Demand, our subscription based video-on-demand service, generated higher revenues in the current period as the number of subscribers has expanded significantly from the prior year. WWE 24/7 is currently offered in approximately 80% of video-on-demand enabled homes in the United States.

     Advertising revenues for the current period are primarily comprised of the sale of advertising on our Canadian television programs and various sponsorships. The increase in the current period primarily reflects additional advertising on our Canadian television programs.

     The higher television rights fees reflect contractual increases in several international territories. The increase in television cost of revenues reflects higher production and staging costs incurred related to our broadcasting high-definition broadcasting.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	June 30,	June 30,	better
Consumer Products Revenues	2008	2007	(worse)
Licensing	$35.1	$28.3	24%
Magazine publishing	$7.2	$6.6	9%
Net units sold	2,521,400	2,091,600	21%
Home video	$32.5	$28.2	15%
Gross DVD units shipped	2,483,094	2,127,250	17%
Other	1.0	$0.7	43%
Total	$75.8	$63.8	19%

	June 30,	June 30,	better
Cost of Revenues-Consumer Products	2008	2007	(worse)
Licensing	$8.9	$7.4	(20%)
Magazine publishing	6.0	5.3	(13%)
Home video	14.1	11.3	(25%)
Other	0.7	0.5	(40%)
Total	$29.7	$24.5	(21%)
Profit contribution margin	61%	62%

     Licensing revenues increased due to higher royalties earned on sales of videogames, toys and apparel in the current period. Videogame revenues increased by approximately $6.1 million in the current period, reflecting the success of our SmackDown vs. Raw 2008 title, which was released in three additional platforms in the current year.

     Magazine publishing revenue increased by 9% in the current period. We published six issues of WWE Magazine and four special edition issues in the current period as compared to six magazine issues in the prior year period with three special issues. During the current period we began publishing WWEKids Magazine, a bimonthly publication for the younger WWE fans 6 – 14 years old, which contributed approximately $0.3 million of revenue. Increased paper and printing costs generated the higher magazine publishing cost of revenues in the current period.

     Home video revenues increased by 15%, led by successful releases of The Legacy of Stone Cold Steve Austin and Triple H: King of Kings, which shipped more than 450,000 gross units in the period. The profit contribution margin decreased to 57% in the current period as compared to 60% in the prior year, partially due to higher distribution expenses.

     The following chart provides performance results and key drivers for our Digital Media segment:

	June 30,	June 30,	better
Digital Media Revenues	2008	2007	(worse)
WWE.com	$8.5	$7.4	15%
WWEShop	7.5	7.8	(4%)
Average revenues per order (dollars)	$52.20	$49.71	5%
Total	$16.0	$15.2	5%

	June 30,	June 30,	better
Cost of Revenues-Digital Media	2008	2007	(worse)
WWE.com	$4.0	$3.8	(5%)
WWEShop	5.1	5.6	9%
Total	$9.1	$9.4	3%
Profit contribution margin	43%	38%

     WWE.com revenues increased primarily due to additional online advertising sales in the current period. WWEShop revenue reflects an 8% decrease in the number of orders processed in the current period, offset in part by the increase in the average revenue per order. WWEShop profit margins benefitted from improved management of postage and handling charges.

WWE Studios (formerly WWE Films)

     We participate in film revenues once the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us. We released three theatrical films, See No Evil, The Marine and The Condemned, which were released in 2006, 2006 and 2007, respectively. We recorded revenue of $13.9 million in the current period related to our three theatrical releases. There was no revenue recorded in the prior year period. As previously disclosed, we recorded a $15.7 million asset impairment for The Condemned in the prior year period.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	June 30,	June 30,	better
	2008	2007	(worse)
Staff related	$27.7	$24.7	(12%)
Legal, accounting and other professional	9.0	5.8	(55%)
Stock compensation costs	5.7	4.2	(36%)
Advertising and promotion	8.3	2.6	(219%)
All other	19.9	14.1	(41%)
Total SG&A	$70.6	$51.4	(37%)
SG&A as a percentage of net revenues	24%	21%

     The increase in staff related expenses partially reflects our international expansion and the employment of additional local personnel in locations such as Australia, Japan and Brazil. Stock compensation expense in the current period includes expenses related to the amortization of stock unit grants. Legal, accounting and professional fees in the current period reflect increased case activity. Also, the prior year period included a positive settlement of $0.9 million in legal fees. Advertising and promotion costs include $3.5 million associate with our McMahon’s Million Dollar Mania brand awareness campaign. WWE was reimbursed $2.0 million, net of tax, for the prize money associated with this event by the Chairman of WWE, Vincent K. McMahon.

	June 30,	June 30,	better
	2008	2007	(worse)
Depreciation and amortization	$6.2	$4.6	(35%)

The increase in depreciation and amortization expense reflects the initial depreciation charges associated with the purchase and capitalization of high definition broadcasting equipment.

Investment income, net	$3.2	$4.0	(20%)

The decline in investment income reflects lower short-term interest rates.

Other (expense) income, net	$(2.3)	$0.3	-

Other expense, net includes a mark-to-market adjustment for the revaluation of warrants held in licensees.

	June 30,	June 30,
	2008	2007
Provision for income taxes	$13.3	$12.2
Effective tax rate	33%	36%

     The effective tax rate in the current period reflects the reversal of tax reserves due to the expiration of the statute of limitations related to certain previously unrecognized tax benefits.

Liquidity and Capital Resources

     Cash flows from operating activities for the six months ended June 30, 2008 and June 30, 2007 were $3.1 million and $48.8 million, respectively. During the six months ended June 30, 2008, we spent approximately $23.0 million on film projects associated with WWE Studios. Working capital, consisting of current assets less current liabilities, was $219.7 million as of June 30, 2008 and $276.1 million as of December 31, 2007.

     Cash flows provided by investing activities were $34.1 million for six months ended June 30, 2008, and cash flows used in investing activities were $25.2 million for the six months ended June 30, 2007. Capital expenditures for the six months ended June 30, 2008 were $15.5 million as compared to $2.6 million for the six months ended June, 2007. Capital expenditures in 2008 primarily reflect equipment purchases for our transition to high definition broadcasting. Capital expenditures for the remainder of 2008 are estimated to range between $3.0 million and $5.0 million, primarily reflecting additional purchases of television equipment and building related improvements. We are currently in the planning stages for a significant expansion project of our television production facility. The capital expenditure for this expansion will occur primarily in the years 2009 and 2010, and is schedule for completion in 2011. Although scoping of the project has not been finalized, our current estimate for the aggregate gross cost of the project is approximately $100 million.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. In February 2008, we started to experience difficulty in selling our investments in auction rate securities (“ARS”) due to multiple failures of the auction mechanism that provides liquidity to these investments. All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years); as we maintain a strong liquidity position, we currently believe that we have the ability to hold our ARS until one of the aforementioned remedies occurs.

     As of June 30, 2008, we recorded a negative adjustment to the fair value of our investment in ARS of approximately $1.2 million, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair market adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing by the United States Government) and our current intent to hold the ARS until the illiquidity in the ARS market is resolved. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $34.8 million and $27.5 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Total dividend payments on all Class A and Class B common shares in the six month period ended June 30, 2008 were approximately $40.5 million as compared to $34.2 million in the prior year six month period ended June 30, 2007. Assuming the continuation of these cash dividend rates of $0.36 and $0.24 per share and the same stock ownership, the estimated amount of dividends to be paid during the remainder of 2008 is estimated to be $40.5 million.

Contractual Obligations

     In addition to long-term debt, we have entered into various other contracts under which we are required to make guaranteed payments, including:

  Various operating leases for office space and equipment.

  Employment contract with Vincent K. McMahon, which runs through October 2009, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract. Mr. McMahon waives compensation under theses agreements, except for a salary of $850,000 per year.

  Employment contract with Linda E. McMahon, which runs through October 2009, with annual renewals thereafter if not terminated by us or Mrs. McMahon. Mrs. McMahon waives compensation under this agreement, except for a salary of $500,000 per year.

  Other employment contracts which are generally for one to three-year terms.

  Service contracts with certain of our independent contractors, including our talent, which are generally for one to four-year terms.

     Our aggregate minimum payment obligations under these contracts as of June 30, 2008 were as follows:

	Payments due by period
	($ in millions)
				After
	12/31/08	2009 to 2010	2011 to 2012	2013	Total
Long-term debt (including interest expense)	$0.7	$2.7	$2.7	$0.4	$6.8
Operating leases	1.6	2.5	1.3	1.3	6.7
Talent, employment agreements and other commitments	9.8	10.8	3.7	12.5	38.0
Total commitments	$12.1	$16.0	$7.7	$14.2	$51.5

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

As of
	June 30, 2008	December 31, 2007
Pay-per-view accounts receivable	$25.5 million	$15.7 million
Home video reserve for returns	$8.5 million	$6.7 million
Publishing newsstand reserve for returns	$4.5 million	$4.8 million
Allowance for doubtful accounts	$1.6 million	$1.4 million
Inventory obsolescence reserve	$8.1 million	$6.3 million

Recent Accounting Pronouncements

     There are no other accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines; (v) a decline in general economic conditions could adversely affect our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks as we expand into new and complementary businesses such as feature films; (xv) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors for our pay-per-view, television, home video and magazine products, and any significant problems with their collectibility could adversely affect our business; (xvi) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvii) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xviii) our Class A common stock has a relatively small public “float”. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

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

Item 4. Controls and Procedures

     Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2008. No change in internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 11 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders was held on May 9, 2008.

     (c) (i) At the meeting, all eight Directors of the Company were reelected as follows:

	Votes
Nominees	For	Withheld
Vincent K. McMahon	489,173,012	9,109,799
Linda E. McMahon	489,889,195	8,393,616
Robert A. Bowman	497,851,392	431,419
David Kenin	497,936,203	346,608
Joseph Perkins	491,015,639	7,267,172
Michael B. Solomon	497,943,172	339,639
Lowell P. Weicker, Jr.	497,616,630	666,181
Michael Sileck	488,892,048	9,390,763

          (ii) The Company’s 2007 Omnibus Incentive Plan was approved by stockholders by the following votes:

FOR		AGAINST	ABSTAIN
489,307,476		4,928,113	954,900

Broker Non-Vote	3,092,322

          (iii) The appointment of Deloitte and Touche LLP as the independent auditors for the year ending December 31, 2008 was ratified by stockholders as follows:

FOR	AGAINST	ABSTAIN
497,763,961	480,961	37,889

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: August 6, 2008	By:	/s/ George A. Barrios
George A. Barrios
Chief Financial Officer