Form 10-Q
period 2008-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2008-11-10
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer X
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

At October 28, 2008 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 25,073,992 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

		Page #
Part I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Income Statements for the three and nine months ended September 30, 2008
	and September 30, 2007	2

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008
	and September 30, 2007	4

	Consolidated Statement of Stockholders’ Equity and Comprehensive
	Income for the nine months ended September 30, 2008	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

Signature		31

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net revenues	$108,782	$108,110	$401,072	$353,012

Cost of revenues	66,279	63,438	242,655	222,059
Selling, general and administrative expenses	31,263	28,917	101,884	80,286
Depreciation and amortization	3,330	2,368	9,521	6,972

Operating income	7,910	13,387	47,012	43,695

Investment income, net	1,290	1,766	4,511	5,745
Interest expense	(110)	(119)	(324)	(353)
Other expense, net	(1,356)	(841)	(3,649)	(495)

Income before income taxes	7,734	14,193	47,550	48,592

Provision for income taxes	2,460	5,744	15,720	17,959

Net income	$5,274	$8,449	$31,830	$30,633

Earnings per share – Basic
Net income	$0.07	$0.12	$0.44	$0.43

Earnings per share – Diluted
Net income	$0.07	$0.12	$0.43	$0.42

Weighted average common shares outstanding:

Basic	73,191	71,949	72,725	71,445
Diluted	73,735	72,469	73,469	72,211

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of	As of
	September 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and equivalents	$119,091	$135,805
Short-term investments	56,772	130,548
Accounts receivable, net	68,594	56,597
Inventory, net	6,122	4,717
Prepaid expenses and other current assets	33,579	20,053
Total current assets	284,158	347,720

PROPERTY AND EQUIPMENT, NET	88,871	77,771
FEATURE FILM PRODUCTION ASSETS	32,148	21,890
INVESTMENT SECURITIES	33,338	-
INTANGIBLE ASSETS, NET	1,484	2,302
OTHER ASSETS	10,781	20,373
TOTAL ASSETS	$450,780	$470,056

CURRENT LIABILITIES:
Current portion of long-term debt	$983	$927
Accounts payable	20,081	21,951
Accrued expenses and other liabilities	31,205	30,684
Deferred income	19,726	18,012
Total current liabilities	71,995	71,574

LONG-TERM DEBT	4,130	4,875
NON-CURRENT TAX LIABILITY	6,754	10,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	251	241
Class B common stock	477	477
Additional paid-in capital	316,982	301,329
Accumulated other comprehensive income	2,065	2,894
Retained earnings	48,126	78,439
Total stockholders' equity	367,901	383,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$450,780	$470,056

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$31,830	$30,633
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization/write-off of feature film production assets	13,220	25,851
Revaluation of warrants	2,198	727
Depreciation and amortization	9,521	6,972
Realized loss on sale of investments	348	1,580
Amortization of investment income	384	(370)
Stock compensation costs	7,953	6,442
Provision for doubtful accounts	179	(603)
Provision for inventory obsolescence	2,316	1,200
Reimbursement of operating expenses by principal shareholder	1,950	-
Benefit from deferred income taxes	(1,010)	(3,011)
Excess tax benefits from stock-based payment arrangements	(1,091)	(824)
Changes in assets and liabilities:
Accounts receivable	(12,177)	2,378
Inventory	(3,721)	(2,824)
Prepaid expenses and other assets	(3,138)	5,819
Feature film production assets	(24,742)	(1,440)
Accounts payable	(1,870)	478
Accrued expenses and other liabilities	(6,539)	426
Deferred income	2,084	(375)
Net cash provided by operating activities	17,695	73,059

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,591)	(7,989)
Purchase of film library assets	(212)	(301)
Purchase of short-term investments	(104,736)	(144,977)
Proceeds from sales or maturities of short-term investments	143,634	105,475
Net cash provided by (used in) investing activities	19,095	(47,792)

FINANCING ACTIVITIES:
Repayments of long-term debt	(688)	(638)
Dividends paid	(60,929)	(51,436)
Issuance of stock, net	771	807
Proceeds from exercise of stock options	6,251	5,968
Excess tax benefits from stock-based payment arrangements	1,091	824
Net cash used in financing activities	(53,504)	(44,475)

NET DECREASE IN CASH AND EQUIVALENTS	(16,714)	(19,208)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	135,805	86,267
CASH AND EQUIVALENTS, END OF PERIOD	$119,091	$67,059

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2007	71,788	$718	$301,329	$2,894	$78,439	$383,380

Comprehensive income:
Net income					31,830	31,830
Translation adjustment				(570)		(570)
Unrealized holding loss, net of tax				(475)		(475)
Reclassification adjustment for losses
realized in net income, net of tax				216		216
Total comprehensive income						31,001

Stock issuances, net	463	5	(2,801)			(2,796)
Exercise of stock options	516	5	6,246			6,251
Excess tax benefits from stock based payment arrangements			1,091			1,091
Dividends paid			1,214		(62,143)	(60,929)
Stock compensation costs			7,953			7,953
Capital contribution from principal shareholder			1,950			1,950
Balance, September 30, 2008	72,767	$728	$316,982	$2,065	$48,126	$367,901

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

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of September 30, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable	Fair Value at
	Markets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008
Municipal bonds	$-	$56,643	$-	$56,643
Auction rate securities	-	-	33,338	33,338
Other	129	1,959	-	2,088
Total	$129	$58,602	$33,338	$92,069

     Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses.

     We have classified our investment in auction rate securities (“ARS”) within Level 3. Starting in February 2008, we experienced difficulty selling our investment in ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities, which continues as of September 30, 2008.

     The table below includes a roll forward of our investments in ARS from January 1, 2008 to September 30, 2008, and a reclassification of these investments from Level 2 to Level 3 in the valuation hierarchy.

	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)
Fair Value January 1, 2008	$77,335	$-
Purchases	46,780	-
Sales	(89,765)	-
Transfers (out) in	(34,350)	34,350
Unrealized (losses)	-	(1,012)
Total	$-	$33,338

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. We are currently evaluating the impact that FSP No. 157-2 will have on our Consolidated Financial Statements.

     In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered “participating securities” as defined in EITF 03-6 and therefore should be included in the computation of earnings per share under the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact the adoption of this FSP 03-6-1 will have on our Consolidated Financial Statements.

     In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies application of SFAS No. 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on our Consolidated Financial Statements.

2. Share Based Compensation

     Effective May 1, 2006, we adopted SFAS 123(R) using the modified prospective method. Prior to May 1, 2006, we accounted for stock option grants using the intrinsic value method. Compensation expense relating to restricted stock unit (RSU) grants was recognized over the period during which the employee rendered service to the Company necessary to earn the award. In accordance with the modified prospective method, results for prior periods have not been restated. Stock based compensation cost was approximately $2,220 and $2,199 for the three months ended September 30, 2008 and 2007, respectively, and $7,953 and $6,442 for the nine months ended September 30, 2008 and 2007, respectively. We have not issued options since June 2004.

     During the nine months ended September 30, 2008, we granted 50,000 RSUs as part of our 2007 Omnibus Incentive Plan at a weighted average grant date fair value of $18.48 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $850. The compensation is being amortized over the service period, which is approximately three years. At September 30, 2008, 396,461 RSUs were unvested with a weighted average fair value of $16.08 per share.

     In July 2007, we began issuing performance stock units, (“PSU”) in addition to RSUs. The July 2007 issuance of approximately 475,000 PSUs was subject to performance goals established for the last two quarters of 2007. As these goals were exceeded, 585,000 of these units were ultimately issued in 2008 which vest in three equal annual installments that began in July 2008. Total compensation cost related to the PSUs, net of estimated forfeitures is $8,766 and is being amortized over the service period, which is approximately three and one-half years.

     During the nine months ended September 30, 2008, we issued approximately 471,500 PSUs as part of our 2007 Omnibus Incentive Plan. Total compensation cost related to these PSUs, based on the estimated value of the units expected to be granted as of September 30, 2008, net of estimated forfeitures, is $5,368. This issuance is subject to the Company achieving established earnings targets for the year ending December 31, 2008. The compensation is being amortized over the service period, which is approximately three and one-half years. If these goals are met, the units on the performance date will vest in three equal annual installments. At September 30, 2008, there are 849,343 PSUs unvested with an average fair value of $17.58 per share.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

3. Stockholders’ Equity

     In February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family. The quarterly dividend on all Class B shares, held by members of the McMahon family and their respective trusts, will remain at $0.24 per for a period of three years, through February 2011. Accordingly, we paid cash dividends of $60,929 in the aggregate for the year through September 2008. In the prior year, we paid quarterly dividends of $0.24, or $51,436 on all Class A and Class B common shares for the nine months ended September 30, 2007.

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

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Basic	73,191,865	71,948,679	72,724,661	71,445,334
Diluted	73,735,389	72,468,619	73,468,538	72,210,936
Dilutive effect of outstanding options and restricted stock units	543,524	519,940	743,876	765,524
Anti-dilutive outstanding options	157,000	174,400	157,000	174,400

     Net income or loss per share of Class A Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two-class method. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive. As there were no undistributed earnings for the three and nine months ended September 30, 2008, basic and diluted income per share was the same for both the Class A and Class B shareholders.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $25,694 and $102,727 for the three and nine months ended September 30, 2008, respectively, and $23,728 and $81,197 for the three and nine months ended September 30, 2007, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net revenues:
Live and Televised Entertainment	$68,654	$68,566	$255,275	$234,495
Consumer Products	26,536	18,962	102,361	82,808
Digital Media	7,972	7,779	23,936	22,906
WWE Studios	5,620	12,803	19,500	12,803
Total net revenues	$108,782	$108,110	$401,072	$353,012

Depreciation and amortization:
Live and Televised Entertainment	$1,782	$925	$4,484	$2,738
Consumer Products	323	323	1,055	1,055
Digital Media	243	210	942	625
WWE Studios	-	-	-	-
Corporate	982	910	3,040	2,554
Total depreciation and amortization	$3,330	$2,368	$9,521	$6,972

Operating income:
Live and Televised Entertainment	$17,801	$23,051	$69,064	$73,923
Consumer Products	14,695	10,769	57,163	46,866
Digital Media	838	1,668	4,761	3,906
WWE Studios	1,676	2,532	5,049	(14,331)
Corporate	(27,100)	(24,633)	(89,025)	(66,669)
Total operating income	$7,910	$13,387	$47,012	$43,695

	As of
	September 30,	December 31,
	2008	2007
Assets:
Live and Televised Entertainment	$134,050	$94,871
Consumer Products	22,487	15,185
Digital Media	11,822	9,747
WWE Studios	42,864	45,243
Unallocated	239,557	305,010
Total assets	$450,780	$470,056

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2008	2007
Land, buildings and improvements	$67,573	$60,644
Equipment	68,658	57,605
Corporate aircraft	20,858	20,829
Vehicles	634	634
	157,723	139,712
Less accumulated depreciation and amortization	(68,852)	(61,941)
Total	$88,871	$77,771

     Depreciation and amortization expense for property and equipment was $2,983 and $8,493 for the three and nine months ended September 30, 2008 as compared to $2,045 and $5,917 for the three and nine months ended September 30, 2007.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	September 30,	December 31,
	2008	2007
Feature film production assets:
In release	$6,750	$20,469
In production	24,366	311
In development	1,032	1,110
Total	$32,148	$21,890

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. During the three and nine months ended September 30, 2008 we recorded impairment charges relating to our In release film production assets of $1,939, reflecting our updated projected results for one of our previously released films, See No Evil. During the nine months ended September 30, 2007, we recorded an impairment charge of $15,662 related to our film The Condemned, which was released in April, 2007. As of September 30, 2008, we do not believe any additional capitalized assets included in Feature Film Production Assets are impaired.

     We estimate that approximately 43% of “In release” film production assets are estimated to be amortized over the next twelve months. Approximately 72% of “In release” film production assets are estimated to be amortized over the next three years.

     We are currently filming one theatrical feature film, currently titled “12 Rounds”, and one Direct-to-DVD film, currently titled “Behind Enemy Lines: Colombia”. These two projects comprise the $24,366 balance of “In production” feature film production assets and are tentatively scheduled for release in 2009. In addition to the capitalized production costs related for these films, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned. During the three and nine months ended September 30, 2008, we expensed $600 for abandoned projects as compared to $0 and $258 for the three and nine months ended September 30, 2007, respectively.

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

     Intangible assets consisted of the following:

	As of
	September 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,877	$(6,771)	$1,106
Trademarks and trade names	3,708	(3,330)	378
	$11,585	$(10,101)	$1,484

	As of
	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,667	$(6,005)	$1,662
Trademarks and trade names	3,708	(3,068)	640
	$11,375	$(9,073)	$2,302

     Amortization expense was $347 and $1,028 for the three and nine months ended September 30, 2008 as compared to $323 and $1,055 for the three and nine months ended September 30, 2007.

     The following table presents estimated future amortization expense:

For the year ending December 31, 2008	$348
For the year ending December 31, 2009	986
For the year ending December 31, 2010	129
For the year ending December 31, 2011	21
$1,484

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

9. Investment Securities and Short-Term Investments

     Investment securities consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008
		Unrealized
	Amortized	Holding	Fair
	Cost	Gain (Loss)	Value
Fixed-income mutual funds and other	$123	$6	$129
Auction rate securities	34,350	(1,012)	33,338
Municipal bonds	57,037	(394)	56,643
Total	$91,510	$(1,400)	$90,110

	December 31, 2007
		Unrealized
		Holding	Fair
	Cost	Loss	Value
Fixed-income mutual funds and other	$54,175	$(962)	$53,213
Auction rate securities	77,335	—	77,335
Total	$131,510	$(962)	$130,548

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

     At the adoption date of January 1, 2007, we had $10,382 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2008, we have $5,929 of unrecognized tax benefits that if recognized, would affect our effective tax rate.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $825 of accrued interest related to uncertain tax positions as of September 30, 2008.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2005.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $100 within 12 months of September 30, 2008.

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

     In the Connecticut litigation, on March 13, 2008, the defendants filed motions for summary judgment and to strike, seeking the dismissal of all counts of the amended complaint relating to the illegal procurement of the videogame license and certain amendments to the toy license. On April 14, 2008, we filed our objection to those motions. In addition, on April 1, 2008, we filed a motion for summary judgment, seeking a holding that a release asserted by the Jakks Defendants to be a complete bar to all of our claims does not apply to the claims at issue. Oral argument on the defendants' motions was heard on May 19, 2008. On August 29, 2008, the court issued a memorandum of decision, granting the defendants’ motions for summary judgment and dismissing those counts of the amended complaint relating to the illegal procurement of the videogame license and certain amendments to the toy license. The counts of the amended complaint relating to the defendants’ illegal sublicensing of rights under the videogame license were not dismissed. On September 18, 2008, we filed a motion to reargue with respect to the court’s August 29, 2008 memorandum of decision. The defendants’ have filed their response to our motion to reargue.

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

     In the federal litigation, on September 16, 2008, the district court issued an order granting the Jakks Defendants’ motion for reconsideration and reversing its prior determination that the release, as a matter of law, does not bar the claims at issue. In light of the district court’s disposition of the motion for reconsideration, on October 17, 2008, the Second Circuit issued a briefing schedule on the appeal pursuant to which the appellees’ briefs are due on or before December 15, 2008 and our reply brief is due on or before January 20, 2009. On October 17, 2008, the appellees withdrew their cross-appeals and the Second Circuit issued an order denying as moot our motion to dismiss the cross-appeals.

IPO Class Action

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Levy et al.

     On July 24, 2008, we were served with a summons and complaint from three of our former talent purporting to be on behalf of themselves and a class of similarly situated persons. The lawsuit alleges breach of contract and unjust enrichment arising from our treating them as independent contractors rather than employees, which the plaintiffs allege is an erroneous classification. On August 22, 2008, we timely removed the lawsuit to the United States District Court for the District of Connecticut. On September 29, 2008, we filed a motion to dismiss the lawsuit in its entirety. The plaintiffs’ response to our motion to dismiss will be filed on or before November 10, 2008.

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

Results of Operations

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
(Dollars in millions, except as noted)

Summary

	September 30,	September 30,	better
Net Revenues	2008	2007	(worse)
Live and Televised Entertainment	$68.7	$68.6	-
Consumer Products	26.6	19.0	40%
Digital Media	7.9	7.7	3%
WWE Studios	5.6	12.8	(56%)
Total	$108.8	$108.1	1%

	September 30,	September 30,	better
Cost of Revenues:	2008	2007	(worse)
Live and Televised Entertainment	$47.0	$42.3	(11%)
Consumer Products	10.2	6.9	(48%)
Digital Media	5.7	4.3	(33%)
WWE Studios	3.4	9.9	66%
Total	$66.3	$63.4	(5%)
Profit contribution margin	39%	41%

	September 30,	September 30,	better
Operating Income:	2008	2007	(worse)
Live and Televised Entertainment	$17.8	$23.1	(23%)
Consumer Products	14.7	11.1	32%
Digital Media	0.8	1.7	(53%)
WWE Studios	1.7	2.5	(32%)
Corporate	(27.1)	(25.0)	(8%)
Total operating income	$7.9	$13.4	(41%)

     Our net revenues for the current quarter increased slightly over the prior year quarter as revenue increases in home video in our Consumer Products group was offset by lower revenue associated with WWE Studios. Our operating income in the current quarter was adversely affected by increased costs associated with our pay-per-view events and television production. The following analysis provides a discussion for each of our operating segments.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	September 30,	September 30,	better
Live and Televised Entertainment Revenues	2008	2007	(worse)
Live events	$20.3	$20.1	1%
Number of North American events	77	63	22%
Average North American attendance	5,300	5,500	(4%)
Average North American ticket price (dollars)	$38.21	$38.92	(2%)
Number of international events	12	15	(20%)
Average international attendance	6,600	9,200	(28%)
Average international ticket price (dollars)	$80.68	$77.75	4%
Venue merchandise	$4.2	$3.9	8%
Domestic per capita spending (dollars)	$9.83	$10.15	(3%)

Pay-per-view	$16.4	$18.8	(13%)
Number of pay-per-view events	3	3	-

Number of buys from pay-per-view events	926,000	1,063,000	(13%)
Average revenue per buy (dollars)	$17.17	$17.33	(1%)
Domestic retail price (dollars)	$39.95	$39.95	-

WWE 24/7 Classics On Demand	$1.4	$1.4	-

Television rights fees
Domestic	$15.4	$14.8	4%
International	9.0	8.0	13%
Total television rights fees	$24.4	$22.8	7%

Television advertising	$2.0	$1.6	25%

Total	$68.7	$68.6	-

Ratings
Average weekly household ratings for Raw	3.1	3.7
Average weekly household ratings for SmackDown	2.4	2.6
Average weekly household ratings for ECW	1.4	1.4

	September 30,	September 30,	better
Cost of Revenues-Live and Televised Entertainment	2008	2007	(worse)
Live events	$15.6	$14.7	(6%)
Venue merchandise	2.7	2.5	(8%)
Pay-per-view	8.1	6.7	(21%)
24/7	0.3	0.4	25%
Advertising	0.2	0.4	50%
Television	18.1	16.6	(9%)
Other	2.0	1.0	(100%)
Total	$47.0	$42.3	(11%)
Profit contribution margin	32%	38%

     Live event revenues were essentially flat as we held 89 events, including 12 international events, during the current quarter as compared to 78 events, including 15 international events, in the prior year quarter. North American events generated approximately $15.5 million of revenues as compared to $13.5 million in the prior year quarter, reflecting higher total attendance based on the increased number of events. North American average attendance was approximately 5,300 in the current quarter as compared to 5,500 in the prior year quarter, a decrease of 4%. The average ticket price for North American events was approximately $38.21 in the current quarter as compared to $38.92 in the prior year quarter. International events generated $4.8 million of revenues as compared to $6.6 million in the prior year, as four out of the 12 international events in the current quarter were structured as buy-out deals with guaranteed fixed revenues as compared to 10 buy-out deals in the prior year quarter. The remaining international events in which we sold tickets directly yielded an average ticket price of approximately $80.68 in the current quarter as compared to $77.75 in the prior year quarter.

     Venue merchandise revenues reflect higher total attendance at our live events, offset by 3% lower per capita spending at our North American shows. The profit contribution margin decreased by 2% to 35% in the current quarter, reflecting the higher proportion of domestic sales, which have higher associated cost of revenues.

     Pay-per-view revenues decreased by 13% in the current quarter, based on the lower number of total buys generated by our events in the quarter. Two of the events in the quarter, The Great American Bash and SummerSlam, generated an aggregate of 93,000 fewer buys than those events in the prior year quarter. The results for the third event in the quarter, Unforgiven, were essentially flat to the prior year event. Pay-per-view costs of revenues increased in the current quarter, primarily due to higher production related costs, partially due to broadcasting in high definition.

     WWE 24/7 Classics on Demand, our subscription based video-on-demand service, generated revenues that were comparable to the prior year quarter. Currently, WWE 24/7 is offered in approximately 80% of video-on-demand enabled homes in the United States.

     The higher television rights fees reflect contractual increases in several international territories. The increase in television cost of revenues reflects higher production and staging costs partially related to our broadcasting in high definition.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	September 30,	September 30,	better
Consumer Products Revenues	2008	2007	(worse)
Licensing	$10.6	$9.4	13%
Magazine publishing	$4.7	$3.9	21%
Net units sold	1,435,500	1,176,500	22%
Home video	$11.0	$5.7	93%
Gross DVD units shipped	724,386	541,921	34%
Other	$0.3	$-	-
Total	$26.6	$19.0	40%

	September 30,	September 30,	better
Cost of Revenues-Consumer Products	2008	2007	(worse)
Licensing	$2.6	$2.0	(30%)
Magazine publishing	3.5	2.8	(25%)
Home video	4.0	1.8	(122%)
Other	0.1	0.3	67%
Total	$10.2	$6.9	(48%)
Profit contribution margin	62%	64%

     Licensing revenues increased in part due to higher royalties earned on sales of video games and music in the current quarter. Music and video game based revenues increased by an aggregate of approximately 52% in the current quarter. The increase in the licensing cost of revenues was due to additional amounts paid to our talent based on the increase in associated revenues and higher international commissions.

     Magazine publishing revenue increased by 21% in the current quarter. We published four issues of WWE Magazine as compared to three issues in the prior year quarter. We also published two issues of WWE Kids Magazine in the current year quarter, which began as a new publication in 2008. Increased paper and printing costs generated the higher magazine publishing cost of revenues in the current quarter.

     Home video revenues reflect the shipment of over 100,000 DVD units of Nature Boy Ric Flair-The Definitive Collection, which represented our best selling title in the current quarter. In addition, we shipped approximately 75,000 DVD units of The Life & Times of Mr. Perfect in the quarter. The revenue variance to the prior year quarter is driven by the release schedule in the prior year quarter. There were no new releases in the prior year quarter, excluding pay-per-view- events, based on shift in timing of releases to the fourth quarter of 2007.

     The following chart provides performance results and key drivers for our Digital Media segment:

	September 30,	September 30,	better
Digital Media Revenues	2008	2007	(worse)
WWE.com	$4.0	$4.6	(13%)
WWEShop	3.9	3.1	26%
Average revenues per order (dollars)	$54.72	$53.58	2%
Total	$7.9	$7.7	3%

	September 30,	September 30,	better
Cost of Revenues-Digital Media	2008	2007	(worse)
WWE.com	$2.6	$1.8	(44%)
WWEShop	3.1	2.5	(24%)
Total	$5.7	$4.3	(33%)
Profit contribution margin	29%	44%

     WWE.com revenues reflect a decrease in advertising sales on our website, as well as decreased sales of downloadable mobile content. WWE.com cost of revenues reflects additional streaming and content development expenses.

     WWEShop revenues increased due to higher per order spending as compared to the prior year quarter, as well as a 22% increase in the number of orders processed.

WWE Studios (formerly WWE Films)

     We participate in film revenues once the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us. We released three feature films, See No Evil, The Marine and The Condemned, which were released in 2006, 2006 and 2007, respectively. We recorded revenue of $5.6 million in the current quarter related to our three theatrical releases as compared to $12.8 million in the prior year quarter. In the prior year quarter we recorded our first revenues related to our theatrical releases, which included the successful results of The Marine DVD. In the current quarter, we also recorded a $1.9 million charge related to revised expectations for our See No Evil film, reflecting higher than anticipated distribution costs. In addition, we expensed $0.6 million of previously capitalized script development costs for abandoned film projects. This was partially offset by better than anticipated results from our films The Marine and The Condemned. As of September 30, 2008, we have approximately $32.1 million in capitalized film development costs associated with these films and various other film projects that are in development.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	September 30,	September 30,	better
	2008	2007	(worse)
Staff related	$13.7	$13.0	(5%)
Legal, accounting and other professional	4.7	5.0	6%
Stock compensation costs	2.2	2.2	-
Advertising and promotion	1.6	0.9	(78%)
All other	9.1	7.8	(17%)
Total SG&A	$31.3	$28.9	(8%)
SG&A as a percentage of net revenues	29%	27%

     The increase in staff related expenses and advertising and promotion expenses partially reflect our international expansion with the employment of additional local personnel and incremental marketing presence in locations such as Australia, Japan and Brazil. Legal, accounting and professional fees in the current quarter reflect a decreased level of case activity.

	September 30,	September 30,	better
	2008	2007	(worse)
Depreciation and amortization	$3.3	$2.4	(38%)

The increase in depreciation and amortization expense reflects the initial depreciation charges associated with the assets purchased for our implementation of high definition broadcasting.

Investment income, net	$1.3	$1.8	(28%)

Investment income, net declined due to lower invested balances during the current quarter.

Other expense, net	$(1.4)	$(0.8)	(75%)

Other expense, net includes a mark-to-market adjustment for the revaluation of warrants held in certain licensees.

	September 30,	September 30,
	2008	2007
Provision for income taxes	$2.5	$5.7
Effective tax rate	32%	40%

     In the current quarter the effective tax rate was 32% as compared to 40% in the prior year quarter. This decrease reflects the impact in the prior year quarter of approximately $0.9 million of realized investment losses which were not deductible for tax purposes.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
(Dollars in millions, except as noted)

Summary

	September 30,	September 30,	better
Net Revenues	2008	2007	(worse)
Live and Televised Entertainment	$255.3	$234.5	9%
Consumer Products	102.4	82.8	24%
Digital Media	23.9	22.9	4%
WWE Studios	19.5	12.8	52%
Total	$401.1	$353.0	14%

	September 30,	September 30,	better
Cost of Revenues:	2008	2007	(worse)
Live and Televised Entertainment	$174.7	$151.1	(16%)
Consumer Products	39.9	31.4	(27%)
Digital Media	14.9	13.7	(9%)
WWE Studios	13.2	25.9	49%
Total	$242.7	$222.1	(9%)
Profit contribution margin	39%	37%

	September 30,	September 30,	better
Operating Income:	2008	2007	(worse)
Live and Televised Entertainment	$69.1	$73.9	(6%)
Consumer Products	57.2	47.2	21%
Digital Media	4.7	3.9	21%
WWE Studios	5.0	(14.3)	135%
Corporate	(89.0)	(67.0)	(33%)
Total operating income	$47.0	$43.7	8%

     Our Live and Televised Entertainment segment revenues benefited from the strength of our Live Events, specifically in International markets during the current period. Our Consumer Products segment reflected a 22% increase in licensing based revenues, driven in part from strong sales of our video games, while our WWE Studios segment reflected results driven by the timing of our theatrical releases. Operating income in the prior year period was negatively impacted by the recording of an asset impairment for our feature film The Condemned for $15.7 million.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	September 30,	September 30,	better
Live and Televised Entertainment Revenues	2008	2007	(worse)
Live events	$80.2	$68.4	17%
Number of North American events	195	184	6%
Average North American attendance	6,300	6,400	(2%)
Average North American ticket price (dollars)	$41.51	$40.42	3%
Number of international events	51	45	13%
Average international attendance	8,500	7,500	13%
Average international ticket price (dollars)	$84.60	$75.54	12%
Venue merchandise	$15.0	$14.5	3%
Domestic per capita spending (dollars)	$10.64	$11.41	(7%)

Pay-per-view	$75.5	$74.4	1%
Number of pay-per-view events	10	11	(9%)
Number of buys from pay-per-view events	4,022,900	4,068,600	(1%)
Average revenue per buy (dollars)	$18.45	$17.65	5%
Domestic retail price (dollars)	$39.95	$39.95	-
Domestic retail price WrestleMania (dollars)	$54.95	$49.95	10%

WWE 24/7 Classic on Demand	$4.8	$3.8	26%

Television rights fees
Domestic	$45.6	$44.3	3%
International	$27.5	$24.3	13%
Total television rights fees	$73.1	$68.6	7%

Television advertising	$5.3	$3.7	43%

Other	$1.4	$1.1	27%
Total	$255.3	$234.5	9%
Ratings
Average weekly household ratings for Raw	3.4	3.9
Average weekly household ratings for SmackDown	2.5	2.7
Average weekly household ratings for ECW	1.3	1.5

	September 30,	September 30,	better
Cost of Revenues-Live and Televised Entertainment	2008	2007	(worse)
Live events	$56.2	$49.2	(14%)
Venue merchandise	9.1	9.0	(1%)
Pay-per-view	43.8	36.6	(20%)
24/7	1.4	1.5	7%
Television	57.6	49.4	(17%)
Advertising	0.6	0.6	-
Other	6.0	4.8	(25%)
Total	$174.7	$151.1	(16%)
Profit contribution margin	32%	36%

     Live events revenues increased primarily as a result of the 13% increase in International average attendance and a 12% increase in the average ticket price at these events. Included in the fifty-one international events in the current period were fourteen events constructed as buy-out deals with local promoters that provided us with guaranteed revenues and limited the potential risk of performing these events in emerging markets. In the prior year, eighteen of the international events performed were constructed as buy-out deals. The overall profit contribution margin for our live events business increased 2% to 30% in the current period as compared to the prior year.

     Venue merchandise revenues reflect higher total attendance at our North American live events based on the number of events, partially offset by 7% lower per capita spending at our North American shows. The profit contribution margin increased by 2% to 39% in the current quarter, reflecting lower freight and building related costs.

     Pay-per-view revenues increased slightly in the current period with one fewer pay-per-view event occurring in the current year as our New Year’s Revolution event did not recur in 2008. We recorded approximately 1.0 million buys for WrestleMania XXIV, our premiere annual pay-per-view event, as compared to approximately 1.2 million buys in the prior year for WrestleMania 23. Offsetting this decline, the domestic price for WrestleMania XXIV was $54.95 as compared to $49.95 in the prior year. The increase in pay-per-view cost of revenues in the current period reflects higher costs for staging and guest talent pay as well as increased advertising and promotional expenses in the current period. The profit contribution margin for pay-per-view decreased to 42% in the current period from 51% in the prior year.

     WWE 24/7 Classics On Demand, our subscription based video-on-demand service, generated higher revenues in the current period as the number of subscribers has expanded significantly from the prior year. WWE 24/7 is currently offered in approximately 80% of video-on-demand enabled homes in the United States.

     Advertising revenues for the current period are primarily comprised of the sale of advertising on our Canadian television programs and various sponsorships. The increase in the current period primarily reflects additional advertising on our Canadian television programs.

     The higher television rights fees reflect contractual increases in several international territories. The increase in television cost of revenues reflects higher production and staging costs incurred related to our broadcasting in high definition.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	Nine Months Ended
	September 30,	September 30,	better
Consumer Products Revenues	2008	2007	(worse)
Licensing	$45.8	$37.7	21%
Magazine publishing	$11.9	$10.5	13%
Net units sold	3,956,900	3,268,100	21%
Home video	$43.5	$33.9	28%
Gross DVD units shipped	3,168,795	2,669,171	19%
Other	$1.2	$0.7	71%
Total	$102.4	$82.8	24%

	September 30,	September 30,	better
Cost of Revenues-Consumer Products	2008	2007	(worse)
Licensing	$11.5	$9.4	(22%)
Magazine publishing	9.5	8.1	(17%)
Home video	18.0	13.2	(36%)
Other	0.9	0.7	(29%)
Total	$39.9	$31.4	(27%)
Profit contribution margin	61%	62%

     Licensing revenues primarily increased due to higher royalties earned on sales of video games. Video game revenues increased by approximately $7.0 million in the current period, reflecting the success of our SmackDown vs. Raw 2008 title, which was released in three additional platforms in the current year. Royalties from the sales of toys decreased by approximately $0.5 million based on the softer sales in the domestic toy market.

     Magazine publishing revenue increased by 13% in the current period as we published an additional issue of WWE Magazine in the current period, partially offset by the sales of the special edition magazines, which were $0.8 million less than the prior year. We also began publishing WWE Kids Magazine, a bi-monthly publication for the younger WWE fans 6 – 14 years old, which contributed approximately $0.7 million of revenue in the current period. Increased paper and printing costs generated the higher magazine publishing cost of revenues in the current period.

     Home video revenues increased by 28%, led by successful releases of The Legacy of Stone Cold Steve Austin and Triple H: King of Kings, which shipped more than 450,000 gross units in the period. The profit contribution margin decreased to 59% in the current period as compared to 61% in the prior year, partially due to higher distribution expenses.

     The following chart provides performance results and key drivers for our Digital Media segment:

	September 30,	September 30,	better
Digital Media Revenues	2008	2007	(worse)
WWE.com	$12.5	$12.0	4%
WWEShop	11.4	10.9	5%
Average revenues per order (dollars)	$53.05	$50.78	4%
Total	$23.9	$22.9	4%

	September 30,	September 30,	better
Cost of Revenues-Digital Media	2008	2007	(worse)
WWE.com	$6.6	$5.7	(16%)
WWEShop	8.3	8.0	(4%)
Total	$14.9	$13.7	(9%)
Profit contribution margin	38%	40%

     WWE.com revenues increased primarily due to additional online advertising sales in the current period. WWE.com profit was offset by an increase in ad serving and content development costs.

     WWEShop revenue reflects the increase in the average revenue per order as the number of orders was essentially unchanged from the period year period. WWEShop profit margins benefited from improved management of postage and handling expenses.

WWE Studios (formerly WWE Films)

     We participate in film revenues once the print and advertising costs incurred by our distributors have been recouped and the results have been reported to us. We released three theatrical films, See No Evil, The Marine and The Condemned, which were released in 2006, 2006 and 2007, respectively. We recorded $19.5 million for feature film revenue as compared to $12.8 million in the prior year period. We also recorded a $1.9 million charge in the third quarter related to revised expectations for our See No Evil film, reflecting higher than anticipated distribution costs. In addition, we expensed $0.6 million of previously capitalized script development costs for abandoned film projects. In the prior year period we recorded a $15.7 million asset impairment related to the feature film The Condemned.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	September 30,	September 30,	better
	2008	2007	(worse)
Staff related	$41.4	$37.7	(10%)
Legal, accounting and other professional	13.6	10.8	(26%)
Stock compensation costs	7.9	6.4	(23%)
Advertising and promotion	9.9	3.5	(183%)
All other	29.1	21.9	(33%)
Total SG&A	$101.9	$80.3	(27%)
SG&A as a percentage of net revenues	25%	23%

     The increase in staff related expenses partially reflects our international expansion and the employment of additional local personnel in locations such as Australia, Japan and Brazil. Stock compensation expense in the current period includes expenses related to the amortization of stock unit grants. Legal, accounting and professional fees in the current period reflect increased case activity. Also, the prior year period included positive settlements of $1.0 million in legal fees. Advertising and promotion costs include $3.5 million associated with our McMahon’s Million Dollar Mania™ brand awareness campaign. WWE was reimbursed $2.0 million, net of tax, for the prize money associated with this event by the Chairman of WWE, Vincent K. McMahon. Additional advertising and promotion costs were also incurred in support of our new international offices.

	September 30,	September 30,	better
	2008	2007	(worse)
Depreciation and amortization	$9.5	$7.0	(36%)

The increase in depreciation and amortization expense reflects the initial depreciation charges associated with the assets purchased for our implementation of high definition broadcasting.

Investment income, net	$4.5	$5.7	(21%)

The decline in investment income reflects lower investment balances

Other expense, net	$(3.6)	$(0.5)	N/A

Other expense, net includes a mark-to-market adjustment for the revaluation of warrants held in licensees.

	September 30,	September 30,
	2008	2007
Provision for income taxes	$15.7	$18.0
Effective tax rate	33%	37%

     The effective tax rate in the current period reflects the reversal of tax reserves due to the expiration of the statute of limitations related to certain previously unrecognized tax benefits.

Liquidity and Capital Resources

     Cash flows from operating activities for the nine months ended September 30, 2008 and September 30, 2007 were $17.7 million and $73.1 million, respectively. During the nine months ended September 30, 2008, we spent approximately $24.7 million on film projects associated with WWE Studios. Working capital, consisting of current assets less current liabilities, was $212.2 million as of September 30, 2008 and $276.1 million as of December 31, 2007.

     Cash flows provided by investing activities were $19.1 million for nine months ended September 30, 2008, and cash flows used in investing activities were $47.8 million for the nine months ended September 30, 2007. Capital expenditures for the nine months ended September 30, 2008 were $19.6 million as compared to $8.0 million for the nine months ended September 30, 2007. Capital expenditures in 2008 primarily reflect equipment purchases for our transition to high definition broadcasting. Capital expenditures for the remainder of 2008 are estimated to range between $5.0 million and $8.0 million, primarily reflecting additional purchases of television equipment and building related improvements. We are currently in the planning stages for a significant expansion project of our television production facility. The capital expenditure for this expansion will occur primarily in the years 2009 and 2010, and is scheduled for completion in 2011. Although scoping of the project has not been finalized, our current estimate for the aggregate gross cost of the project is approximately $65 - $75 million.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. In February 2008, we started to experience difficulty in selling our investments in auction rate securities (“ARS”) due to multiple failures of the auction mechanism that provides liquidity to these investments. All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years); as we maintain a strong liquidity position, we currently believe that we have the ability to hold our ARS until one of the aforementioned remedies occurs.

     As of September 30, 2008, we recorded a negative adjustment to the fair value of our investment in ARS of approximately $1.0 million, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not believe that the fair market adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans included in the collateral package by the United States Government) and our current intent to hold the ARS until the illiquidity in the ARS market is resolved. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $53.5 million and $44.5 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. Total dividend payments on all Class A and Class B common shares in the nine month period ended September 30, 2008 were approximately $60.9 million as compared to $51.4 million in the prior year nine month period ended September 30, 2007. Assuming the continuation of these cash dividend rates of $0.36 and $0.24 per share and the same stock ownership, the estimated amount of dividends to be paid during the remainder of 2008 is estimated to be $20.5 million.

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

     Our aggregate minimum payment obligations under these contracts as of September 30, 2008 were as follows:

	Payments due by period
	($ in millions)
				After
	2008	2009 to 2010	2011 to 2012	2012	Total
Long-term debt (including interest expense)	$0.3	$2.7	$2.7	$0.4	$6.1
Operating leases	0.5	3.4	1.8	1.4	7.1
Talent, employment agreements and other
commitments	7.7	34.6	12.5	14.7	69.5
Total commitments	$8.5	$40.7	$17.0	$16.5	$82.7

     The non-current tax liability of $6.8 million is not included in the table above.

     While our cash and short-term investments remain in a strong position, the global economic slowdown could present a strain on our customers who may experience difficulties in maintaining their liquidity and paying debts when due. As a result, this may cause our accounts receivable to increase as it will take longer to collect. During the third quarter one of our customers was delinquent in making a scheduled payment. The customer made partial payments during the quarter, and subsequent to quarter end, paid the remaining past due balance. While we continue to monitor the payment status and creditworthiness of our customers, including the aforementioned customer, and will reserve for bad debts as appropriate, we have not recorded additional reserves for uncollectibility of receivables in the current period.

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

As of
	September 30, 2008	December 31, 2007
Pay-per-view accounts receivable	$16.8 million	$15.7 million
Home video reserve for returns	$6.7 million	$6.7 million
Publishing newsstand reserve for returns	$4.3 million	$4.8 million
Allowance for doubtful accounts	$1.5 million	$1.4 million
Inventory obsolescence reserve	$8.5 million	$6.3 million

Recent Accounting Pronouncements
     There are no other accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines; (v) a decline in general economic conditions, including a disruption in financial markets, could negatively impact our customers and therefore our business; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liabilities if pending material litigation is resolved unfavorably; (xiii) our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events; (xiv) we will face a variety of risks as we expand into new and complementary businesses such as feature films; (xv) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors for our pay-per-view, television, home video and magazine products, and any significant problems with their collectibility could adversely affect our business; (xvi) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvii) a substantial number of shares will be eligible for future sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xviii) our Class A common stock has a relatively small public “float”. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

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

     Our investment portfolio currently consists primarily of pre-refunded municipal bonds and municipal auction rate securities, with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than one year.

Item 4. Controls and Procedures

     Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2008. No change in internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      See Note 11 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

      In addition to the factors discussed below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, any of which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers and therefore our results of operations.

     An economic downturn in the businesses or geographic areas in which the Company produces live events and distributes its products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on the Company’s business, financial condition and results of operations.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, increasing our exposure to bad debts and could impact our results of operations.

     A substantial portion of our accounts receivable are from distributors of our pay-per-view, television, home video and magazine products. Adverse changes in general economic conditions and continued contraction in global credit markets could precipitate liquidity problems among the Company’s key distributors. This could increase our exposure to losses from bad debts and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: November 7, 2008	By:	/s/ George A. Barrios
George A. Barrios
Chief Financial Officer