Form 10-K
period 2008-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2009-03-02
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 ___________________ FORM 10-K ___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27639

WORLD WRESTLING ENTERTAINMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2693383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Aggregate market value of the common stock held by non-affiliates of the Registrant at February 06, 2009 using our closing price on June 30, 2008 was approximately $387,346,585.

     As of February 06, 2009, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 25,138,564, and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563 shares. Portions of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

            TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	35
Item 9A.	Controls and Procedures	35
Item 9B.	Other Information	37
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	37	*
Item 11.	Executive Compensation	37	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37	*
Item 13.	Certain Relationships and Director Independence	37	*
Item 14.	Principal Accountant Fees and Services	37	*
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	37

     * Incorporated by reference from the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

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

      “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. World Wrestling Entertainment and the stylized and highly distinctive World Wrestling Entertainment scratch logo are two of our trademarks. This report also contains other WWE trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

     In June 2006, WWE elected to change its fiscal year to a calendar basis beginning with calendar 2007. Due to the change to a calendar year end, we established an eight month transition period from May 1, 2006 through December 31, 2006. The results from this time period are referred to throughout this report as “2006 transition period”, “transition 2006”, “T 2006”, or the “transition period”. Results have not been restated to reflect the comparable twelve month calendar periods for prior years.

Our operations are centered around the following four business segments:

Live and Televised Entertainment

  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of television advertising and sponsorships, and fees for viewing our pay-per-view and video-on-demand programming.

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

WWE Studios (formerly WWE Films)

  Revenues consist of our share of receipts from the distribution of filmed entertainment featuring our Superstars. We participate in revenues generated by the distribution of the films through all media after the print, advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

Live and Televised Entertainment

(represents 63%, 65%, 70% and 73% of our net revenues in 2008, 2007, T 2006 and fiscal 2006, respectively)

Live Events

     Our Raw Superstars travel as one touring show while our SmackDown and ECW Superstars travel together as a combined tour. This gives us flexibility in scheduling that allows us to play numerous domestic and international markets.

     In 2008, we held 242 live events throughout North America, entertaining over one million fans at an average ticket price of $40.98. We hold many of our live events at major arenas across the country. In addition to providing the content for our television and pay-per-view programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

     In 2008, we held 77 live events internationally, reaching approximately 651,000 fans at an average ticket price of $78.96. These events were spread over several successful international tours throughout Europe, Latin America and Australia.

     Live events net revenues were $105.7 million, $99.3 million, $52.3 million and $75.0 million, representing 20%, 20%, 20% and 19% of total net revenues in 2008, 2007, transition 2006 and fiscal 2006, respectively.

Venue Merchandise

     Our venue merchandise business consists of the sale of various WWE-branded products at our live events, such as T-shirts, caps and other novelty items, which feature our Superstars and/or our logo. Nearly all of these products are designed by our in-house creative staff and manufactured by third parties.

     Venue merchandise net revenues were $18.5 million, $19.1 million, $12.1 million and $14.7 million, representing 4%, 4%, 5% and 4% of total net revenues in 2008, 2007, transition 2006 and fiscal 2006, respectively.

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

     Our agreement with NBC Universal includes “Monday Night Raw” and the weekend program “A.M. Raw”. “Monday Night Raw” is a two-hour primetime program that is broadcast live on USA Network and is consistently one of the most watched regularly scheduled programs on cable television. As part of this agreement, Raw also airs in replays on Telemundo and mun2.

     ECW: Extreme Championship Wrestling airs on the SCI FI Channel on Tuesday nights. ECW is the highest rated program on the SCI FI Channel.

     The two-hour “Friday Night SmackDown” airs on the MyNetworkTV in primetime on Fridays and is consistently one of the highest rated programs on the network and a top rated show among males 12-17 and males 18-34 on Friday nights. Before the 2008/2009 television season, “Friday Night SmackDown” aired on the CW Network.

     In January 2009, we announced that WWE Superstars, a first run, original program will air exclusively on WGN America, Tribune Broadcasting’s national superstation. The action-packed WWE Superstars, part of a new multi-year agreement with WGN America, will be produced by WWE and will be an hour-long weekly program scheduled to debut in April 2009, and will provide WGN America viewers the chance to see Superstars and Divas from all three WWE franchises in one program.

     Internationally, our programming is distributed in more than 145 countries and 28 different languages. We continue to expand our distribution and have secured new television distribution agreements on terrestrial, cable and satellite platforms throughout the Middle East, Africa, Asia, and South America. We believe our television distribution is key to our international success and use our programming to support tours and related live event merchandise sales as well as furthering our licensing program.

     Television rights fee net revenues were $100.7 million, $92.4 million, $58.7 million and $81.5 million, representing 19%, 19%, 22% and 20% of total net revenues in 2008, 2007, transition 2006 and fiscal 2006, respectively.

Advertising

     We provide sponsorships in the US domestic market to meet the needs of our advertisers. Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage, on-air announcements and pay-per-view sponsorship. In Canada, we sell advertising in our programs rather than receive a rights fee.

     Advertising and sponsorship net revenues were $7.4 million, $5.9 million, $4.5 million and $22.6 million, representing 1%,1%, 2% and 6% of total net revenues in 2008, 2007, transition 2006 and fiscal 2006, respectively.

Pay-Per-View Programming

     WWE pioneered the pay-per-view events business. Each of our pay-per-view events typically culminates a storyline or change direction. We intensively market and promote the storylines that are associated with upcoming pay-per-view events through our television shows, internet sites, magazine and affiliate partners.

     WWE produced 14 domestic pay-per-view programs in 2008 as compared to 15 programs in 2007. The suggested domestic retail price for all pay-per-view events in 2008 was $39.95, with the exception of WrestleMania which had a suggested domestic retail price of $54.95. Consistent with industry practices, we share the revenues with cable systems and satellite providers such as DirecTV, and pay service fees to iNDEMAND and TVN.

     Our international pay-per-view partners include SKY in the United Kingdom, Premiere in Germany, SKY Perfect TV! in Japan, SKY Italia in Italy and Main Event in Australia.

     Pay-per-view net revenues were $91.4 million, $94.3 million, $53.4 million and $94.8 million, representing 17%, 19%, 20% and 24% of total net revenues in 2008, 2007, T 2006 and fiscal 2006, respectively.

WWE 24/7 Classics On Demand

     WWE 24/7 Classics On Demand is a Subscription Video On Demand (SVOD) service that offers highly-rated and best-selling classic television shows, pay-per-view events, specials and original programming for a monthly subscription fee. Most of this material is drawn from WWE's extensive video library and includes other leading wrestling brands. WWE owns and controls the content from the vast libraries of such promotions as WCW, WCCW, ECW and AWA. WWE 24/7 subscribers have access to approximately 40 hours of content each month.

     WWE 24/7 Classics On Demand is currently distributed with 14 of the top 15 cable operators in the United States, making WWE 24/7 available to more than 80 percent of video-on-demand enabled subscribers. Major North American distributors currently include: Comcast Communications, Cox Communications, Charter Communications, Cablevision, Mediacom, Insight, and Verizon Communications, among others.

     WWE 24/7 Classics On Demand net revenues were $6.3 million in 2008, $4.9 million in 2007, $2.0 million in transition 2006 and $1.1 million in fiscal 2006.

Consumer Products

(represents 26%, 24%, 22% and 22% of our net revenues in 2008, 2007, T 2006 and fiscal 2006, respectively)

Licensing

     We have established a worldwide licensing program using our World Wrestling Entertainment marks and logos, copyrighted works and characters on a large variety of retail products, including toys, video games, apparel and books. Currently, we have relationships with more than 160 licensees worldwide that provide products for sale at major retailers. To maintain the distinctive style and quality of our intellectual property and brand, we retain creative approval over the design, packaging, advertising and promotional materials associated with these products.

     Videogames and toys represent important components of our licensing program as they generate substantial revenues through our licenses with THQ and Jakks Pacific, Inc. (“Jakks”), respectively. We are currently involved in litigation with, among others, THQ and Jakks. During the resolution of this litigation we plan to continue to fulfill our obligations under these licenses and expect Jakks and THQ to do likewise. Additional information regarding this litigation is available in Note 11 to Notes to Consolidated Financial Statements. We have a comprehensive, multi-year licensing agreement, effective as of January 2010, with Mattel, Inc. as WWE’s master toy licensee covering all global territories upon the expiration of our current toy license with Jakks.

     We have book publishing licensing agreements with Simon & Schuster and Dorling Kindersley, which allow us the ability to publish original content in a variety of genres, including fiction, histories, how-to, and biographies and autobiographies. During 2008 we published four new books, including the first biography of Andre the Giant, an autobiography of “The Million Dollar Man” Ted DiBiase, as well as Showdowns The 20 Greatest Wrestling Rivalries of the Last Two Decades (a historical book) and 10 Count Trivia: Events and Championships (a Trivia book).

     Music is an integral part of the entertainment experience surrounding WWE’s live events, television programs and pay-per-views. We compose and record most of our music, including our Superstar entrance themes, in our recording studio. In addition to our own composed music, we license music performed by popular artists.

     Licensing net revenues, including music, were $60.5 million, $47.1 million, $14.7 million and $32.2 million, representing 11%, 10%, 6% and 8% of total net revenues in 2008, 2007, transition 2006 and fiscal 2006, respectively.

Home Video

     In 2008, we released 29 new home video productions and shipped approximately 4.1 million DVD and Blu-ray units, including catalog titles released in prior years. More widespread marketing and merchandising support at major retailers and replenishment of prior year titles helped to drive domestic sales. Beginning in November 2006, Genius Products, LLC became our exclusive domestic distributor of home videos. Outside the United States, our new releases and catalog titles are distributed through licensees.

     Home video net revenues were $58.5 million, $53.7 million, $35.5 million and $42.6 million, representing 11%, 11%, 13% and 11% of total net revenues in 2008, 2007, transition 2006 and fiscal 2006, respectively.

Magazine Publishing

     WWE Magazine is a global men’s lifestyle publication with native language editions in Spain, Mexico, France, Germany and Greece. Every issue is filled with features, photos, exclusive interviews and access that fans will not see on television. In the US, WWE Magazine is ranked “top-5” in retail revenue for the men’s category, averaging more than $1 million in newsstand sales every month. More than 4.6 million readers purchase WWE Magazine every month. Our new WWE Kids magazine was launched in April 2008 and will publish nine issues in 2009. A WWE Kids UK edition launched in November 2008.

     Magazine publishing net revenues were $15.4 million, $16.5 million, $8.5 million and $11.1 million, representing 3% of total net revenues in 2008, 2007, transition 2006 and fiscal 2006.

Digital Media

(represents 7%, 7%, 8% and 5% of our net revenues in 2008, 2007, T 2006 and fiscal 2006, respectively)

WWE.com

     Through our broadband network and sites, WWE generates revenue from the sale of online advertising, e-commerce, and the distribution of wireless content. Our primary website, WWE.com, attracted nearly 15 million monthly unique users worldwide and generated an average of 24 million streams per month in 2008, according to Omniture, Inc. We utilize the internet to promote our brands, to provide content, to entertain and to market and distribute our products.

     Our portfolio of promotional, ad-supported and transactional video content is a mix of archival footage, breaking news stories, original programs and live broadcasts. WWE.com updates its information as events happen on a global basis.

     We have continued to build upon our wireless footprint by developing a mobile content management system as we entered into relationships with several third party partners to produce, distribute, bill, and directly sell mobile content. To provision this new outlet, we produce several pieces of made-for-mobile video offerings. Domestically, we have an agreement with AT&T Wireless to provide exclusive content, including videos and ring tones.

     WWE.com net revenues were $16.3, $16.2 million, $7.3 million and $9.7 million, representing 3%, 3%, 3% and 2% of total net revenues in 2008, 2007, transition 2006 and fiscal 2006, respectively.

WWEShop

     WWEShop is our e-commerce storefront. The number of orders processed was essentially flat at 329,200 in 2008 as compared to 329,100 in 2007. Category offerings continued to expand as did the sale of exclusive WWEShop packages.

     WWEShop net revenues were $18.5 million, $18.6 million, $13.4 million and $12.1 million, representing 4%, 4%, 5% and 3% of total net revenues in 2008, 2007, transition 2006 and fiscal 2006, respectively.

WWE Studios (represents 5% and 3% of our net revenues in 2008 and 2007, respectively)

     We established WWE Films to explore options in filmed entertainment in order to promote our Superstars and capitalize on our intellectual property and fan base. In July 2008 WWE Films changed its name to WWE Studios to better represent its focus on creating a diversified mix of filmed entertainment, including theatrical films, direct-to-DVD movies, and scripted television movies, series and reality programming. To date we have released three feature films See No Evil, The Marine and The Condemned. During 2008 production was completed on the feature film 12 Rounds starring WWE Superstar John Cena, which will be released March 27, 2009 by 20th Century Fox. During 2008 production commenced on two direct-to-DVD films co-produced and co-financed with Fox Home Entertainment: Behind Enemy Lines 3: Colombia starring WWE Superstar Mr. Kennedy and The Marine 2 starring WWE Superstar Ted DiBiase, Jr. As of December 31, 2008, we have approximately $31.7 million in capitalized feature film production assets. We do not participate in revenues associated with these film projects until the print and advertising costs and distribution expenses incurred by our distributors have been recouped and the results have been reported back to us. We recorded approximately $24.5 million in film revenues in 2008, compared to approximately $16.0 million in 2007.

International

     Revenues generated outside of North America were approximately $135.2 million for 2008, $119.3 million for 2007, $60.4 million in T 2006 and $97.7 million in fiscal 2006. Revenues generated from international sources accounted for approximately 26% of total revenues generated in 2008, 25% in 2007, 23% in T 2006, and 24% in fiscal 2006.

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

     Our results are due primarily to the popularity of our Superstars. We currently have exclusive contracts with approximately 150 Superstars, ranging from developmental contracts to multi-year guaranteed contracts with established Superstars. Our Superstars are highly trained and motivated independent contractors whose compensation is tied to the revenue that they help us generate. Popular Superstars include Triple H, John Cena, Batista, Shawn Michaels, Undertaker and Rey Mysterio. We own the rights to substantially all of our characters, and we exclusively license the rights we do not own through agreements with our Superstars. We continually seek to identify, recruit and develop additional talent for our business. In this regard, we have an arrangement with a wrestling development camp, Florida Championship Wrestling, to allow newly identified talent the opportunity to perform for crowds and refine their skills.

Competition

     While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live, television, pay-per-view and movie audiences, we face competition from professional and college sports as well as from other forms of live, filmed and televised entertainment and other leisure activities. We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise. As we continue to expand into the highly competitive digital media market we face increased competition from websites offering paid and free web-based and wireless content. Many companies with whom we compete have greater financial resources than we do.

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

Employees

     As of February 2009 we had 564 employees. This headcount excludes our Superstars, who are independent contractors. In January 2009, WWE announced that it was reducing approximately 10% of its staff across all areas of its global operations. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are generally satisfactory. None of our employees are represented by a union.

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

Television Programming

     The production of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all of our programming carries a PG rating. A number of governmental and private-sector initiatives relating to the content of media programming have been announced. Changes in governmental policy and private-sector perceptions could further restrict our program content and adversely affect our levels of viewership and operating results.

Available Information

     Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website at http://corporate.wwe.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. None of the information on any of our websites is part of this Annual Report on Form 10-K. Our Corporate Governance Guidelines, Code of Business Conduct and charters of our Audit Committee and Compensation Committee are also available on our website. A copy of any of these documents will be mailed to any stockholder without charge upon request to us at World Wrestling Entertainment, Inc., 1241 East Main Street, Stamford, CT 06902, Attn: Investor Relations Department.

Item 1A. Risk Factors

     There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could affect our business. See the discussion under “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

     Our failure to maintain or renew key agreements could adversely affect our ability to distribute television and pay-per-view programming which could adversely affect our operating results.

     Our television programming is distributed by broadcast and cable networks, and our pay-per-view programming is distributed by pay-per-view providers. Because our revenues are generated, directly and indirectly, from the distribution of our televised and pay-per-view programming, any failure to maintain or renew arrangements with these distributors or the failure of the distributors to continue to provide services to us could adversely affect our operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our cable, broadcast and/or pay-per-view television by carriers located in the United States or abroad.

     Our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment and could adversely affect our operating results.

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

     The loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines, which could adversely affect our operating results.

     For the foreseeable future, we will depend heavily on the vision and services of Vincent K. McMahon. In addition to serving as Chairman of our Board of Directors, Mr. McMahon leads the creative team that develops the storylines and the characters for our televised programming and live events. Mr. McMahon is also an important member of our cast of performers. The loss of Mr. McMahon due to unexpected retirement, disability or death or other unexpected termination for any reason could have a material adverse effect on our ability to create popular characters and creative storylines, which could adversely affect our operating results.

     A continued decline in general economic conditions and disruption of financial markets could adversely affect our business.

     Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. A continued decline in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit our clients’, licensees’ and distributors’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Our television partners derive revenues from our programming by the sale of advertising, and we sell advertising directly on our website and in our magazines. As widely reported, the advertising market has been impacted by the weak economic environment. Continued softness in the market could adversely affect our revenues or the financial viability of our distributors.

     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, increasing our exposure to bad debts and potentially impacting our results of operations.

     A substantial portion of our accounts receivable are from distributors of our pay-per-view, television, home video and magazine products. Adverse changes in general economic conditions and continued contraction in global credit markets could precipitate liquidity problems among our key distributors. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

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

     Changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business.

     While the production of television programming by independent producers is not directly regulated by the federal or state governments in the United States, the marketplace for television programming in the United States is affected significantly by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all of our television currently has a PG rating. Domestic and foreign governmental and private-sector initiatives relating to the content of media programming are announced from time to time. Changes in these governmental policies and private-sector perceptions could further restrict our program content and adversely affect our levels of viewership and operating results.

     The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, which could adversely affect our operating results.

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

     Our production of live events overseas subjects us to the risks involved in foreign travel and local regulations, including regulations requiring us to obtain visas for our performers. In addition, these live events and the licensing of our television and consumer products in international markets expose us to some degree of currency risk. All international operations are subject to political instability inherent in varying degrees in those markets. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.

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

     We could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events.

     We hold numerous live events each year. This schedule exposes our performers and our employees who are involved in the production of those events to the risk of travel and performance-related accidents, the consequences of which may not be fully covered by insurance. The physical nature of our events exposes our performers to the risk of serious injury or death. Although our performers, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we self-insure medical costs for our performers for injuries that they incur while performing. We also self-insure a substantial portion of any other liability that we could incur relating to such injuries. Liability to us resulting from any death or serious injury sustained by one of our performers while performing, to the extent not covered by our insurance, could adversely affect our business, financial condition and operating results.

     We will continue to face the risk of impairment charges relating to our feature films if the demand for one or more of our films does not meet our expectations.

     We have substantial capitalized film costs. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment calls as to expected future revenues from films. If expected revenue for one or more of our films does not materialize because viewers’ demand does not meet expectations, we would lose money on the film, taking an impairment charge and writing down the capitalized costs of the film.

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

     A substantial majority of the issued and outstanding shares of Class B common stock is owned beneficially by Vincent K. McMahon. Mr. McMahon controls approximately 88% of the voting power of the issued and outstanding shares of our common stock. Through his beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon effectively can exercise control over our affairs, and his interest could conflict with the holders of our Class A common stock. In addition, the voting power of Mr. McMahon through his ownership of our Class B common stock could discourage others from initiating potential mergers, takeovers or other change of control transactions. As a result, the market price of our Class A common stock could decline.

     We could face a variety of risks if we expand into new and complementary businesses.

     We have entered into new or complementary businesses in the past and may do so again in the future. Risks of expansion may include, among other risks: potential diversion of management’s attention and other resources, including available cash, from our existing businesses; unanticipated liabilities or contingencies; reduced earnings due to increased amortization, impairment charges and other costs; competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs.

     A substantial number of shares are eligible for sale by Mr. McMahon, and the sale of those shares could lower our stock price.

     Although the Company is not aware of any such plans, sales of substantial amounts of our Class B common stock by Mr. McMahon or family trusts over whose stock he has power to dispose, or the perception that such sales could occur, may lower the prevailing market price of our Class A common stock.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut. We also have offices in New York, London, Toronto and Los Angeles, and have recently established regional international offices in Sydney, Australia; Tokyo, Japan; and Shanghai, China. We own the buildings in which our executive and administrative offices, our television and music recording studios and our production operations are located. We lease space for our sales offices, WWE Studios office, and other facilities.

     Our principal properties consist of the following:

		Square		Expiration Date
Facility	Location	Feet	Owned/Leased	of Lease
Executive offices	Stamford, CT	114,300	Owned	—
Production studio	Stamford, CT	39,000	Owned	—
Ring/Photo studio	Stamford, CT	5,600	Leased	May 31, 2012
WWE Studios office	Los Angeles, CA	5,300	Leased	June 30, 2013
Sales offices	Various	16,400	Leased	Various through April 9, 2016

     All of the facilities listed above are utilized in our Live and Televised Entertainment, Consumer Products and Digital Media segments, with the exception of the WWE Studios office in Los Angeles, which focuses on our WWE Studios segment.

     We have recently upgraded our television production facility to produce high definition broadcasting. In order to allow for future growth we have performed the initial planning for an expansion of our television production facility. However, management has elected to delay the start of any construction project until the economic environment improves.

Item 3. Legal Proceedings

     See Note 11 to Notes to Consolidated Financial Statements, which is included elsewhere in this Form 10-K.

Item 4. Submission of matters to a vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our Class A common stock trades on the New York Stock Exchange under the symbol “WWE.” There is no established public trading market for our Class B common stock.

     The following table sets forth the high and the low sale prices for the shares of Class A common stock as reported by the New York Stock Exchange and the dividends paid on shares of Class A and Class B common stock for the periods indicated.

Fiscal Year 2007

Quarter Ended	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$16.66	$18.60	$16.69	$15.84	$18.60
Low	$15.50	$15.58	$13.49	$13.95	$13.49
Class A and Class B dividends paid
per share	$0.24	$0.24	$0.24	$0.24	$0.96

Fiscal Year 2008

Quarter Ended	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$19.48	$19.86	$17.13	$15.99	$19.86
Low	$13.35	$14.97	$13.94	$8.76	$8.76
Class A dividends paid per share	$0.36	$0.36	$0.36	$0.36	$1.44
Class B dividends paid per share	$0.24	$0.24	$0.24	$0.24	$0.96

     There were 10,501 holders of record of Class A common stock and five holders of record of Class B common stock on February 6, 2009.

     On February 13, 2009, the Board of Directors authorized a regular quarterly cash dividend of $0.36 per share on all Class A common shares not held by the McMahon family. Shareholders of record on March 13, 2009 will be paid on or about March 25, 2009. Beginning with the quarterly dividend payment in March 2008, Vincent K. McMahon, Linda E. McMahon and members of their immediate family, as well as trusts for members of their family, have waived their respective rights to any portion of the quarterly cash dividend in excess of the first $0.24 per share. This waiver applies to all Class A and Class B common stock beneficially owned by any of the parties for a three year period ending February 2011, subject to earlier termination in the event of the death of Vincent K. McMahon, the majority stockholder. This waiver does not apply to any dividends other than regular quarterly cash dividends that may be declared by the Board of Directors in the future or to shares of Class A or Class B common stock following a transfer of the shares by any of these parties to any unrelated third parties.

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

     Equity Compensation Plan Information

     The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2008.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders :
1999 Long Term Incentive Plan
Stock options	645,388	$14.00	-
Restricted stock units	401,990	N/A	-
2007 Omnibus Incentive Plan
Performance stock units	783,579	N/A	3,823,690
Equity compensation plans not approved by
security holders	N/A	N/A	N/A
Total	1,830,957		3,823,690

Item 6. Selected Financial Data

     The following table sets forth our selected financial data for the twelve months ended December 31, 2008 and December 31, 2007, the eight month transition period ended December 31, 2006 and each of the three fiscal years in the period ended April 30, 2006. The selected financial data as of December 31, 2008, December 31, 2007, and December 31, 2006 and for the years ended December 31, 2008 and December 31, 2007, the eight month transition period ended December 31, 2006 and the fiscal year ended April 30, 2006 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected financial data as of April 30, 2006, April 30, 2005 and April 30, 2004 and for the fiscal years ended April 30, 2005 and April 30, 2004 have been derived from our audited consolidated financial statements, which are not included in this Annual Report. You should read the selected financial data in conjunction with our consolidated financial statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report.

	For the periods ended December 31,			For the periods ended April 30,
	2008	2007	T 2006	2006	2005	2004
Financial Highlights:
Net revenues	$526.5	$485.7	$262.9	$400.1	$366.4	$374.9
Operating income	$70.3	$68.4	$39.2	$70.5	$50.3	$73.6
Income from continuing operations	$45.4	$52.1	$31.6	$47.0	$37.8	$49.6
Net income (1)	$45.4	$52.1	$31.6	$47.0	$39.1	$48.2
Earnings per share from continuing
operations, diluted	$0.62	$0.72	$0.44	$0.67	$0.54	$0.72
Earnings per share, diluted	$0.62	$0.72	$0.44	$0.67	$0.56	$0.70
Dividends paid per share	$1.44	$0.96	$0.72	$0.72	$0.36	$0.16
Cash and short-term investments	$177.3	$266.4	$248.2	$280.9	$258.1	$273.3

	As of December 31,			As of April 30,
	2008	2007	T 2006	2006	2005	2004
Total assets	$429.4	$470.1	$453.3	$479.4	$441.4	$454.3
Total debt	$4.9	$5.8	$6.7	$7.2	$8.0	$8.7
Total stockholders’ equity	$360.0	$383.4	$385.7	$396.2	$375.5	$353.1

(1)	Included in our net income was the operating results of our discontinued operations, The World and the XFL, and their respective estimated shutdown costs, which totaled approximately $1.4 and ($1.4) during fiscal 2005 and fiscal 2004, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K.

Background

     The following analysis outlines all material activities contained within each of our four segments.

Live and Televised Entertainment

  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of television advertising and sponsorships, and fees for viewing our pay-per-view and video-on-demand programming.

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

Results of Operations

     Year Ended December 31, 2008 compared to Year Ended December 31, 2007 (dollars in millions)

     Summary

Net Revenues	2008	2007
Live and Televised Entertainment	$331.5	$316.8
Consumer Products	135.7	118.1
Digital Media	34.8	34.8
WWE Studios	24.5	16.0
Total	$526.5	$485.7

Cost of Revenues	2008	2007
Live and Televised Entertainment	$221.2	$202.8
Consumer Products	52.1	45.6
Digital Media	22.9	21.3
WWE Studios	15.6	29.1
Total	$311.8	$298.8
Profit contribution margin	41%	38%

Operating Income	2008	2007
Live and Televised Entertainment	$92.4	$100.2
Consumer Products	76.5	68.6
Digital Media	6.2	6.3
WWE Studios	7.2	(14.8)
Corporate	(112.0)	(91.9)
Total operating income	$70.3	$68.4
Income from continuing operations	$45.4	$52.1

     Our Live and Televised Entertainment segment benefited from strong performances both at international and North American live events as well as higher television rights fees in both domestic and international markets. Our licensing based revenue accounted for approximately 45% of our Consumer Products segment in 2008 as compared to 40% in 2007, primarily due to amounts earned as part of a license with our book publisher. Digital Media revenues were essentially unchanged from the prior year. Revenues related to WWE Studios accounted for $24.5 million, reflecting a full year of revenue, compared with the $16.0 million recorded in the prior year which revenues began in the third quarter of 2007.

     Revenues derived from international sources represented 26% and 25% of total net revenues in 2008 and 2007, respectively.

     Live and Televised Entertainment

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues-Live and Televised Entertainment	2008	2007
Live events (dollars in millions)	$105.7	$99.3
Number of North American events	242	233
Average North American attendance	6,400	6,600
Average North American ticket price (dollars)	$40.98	$40.47
Number of international events	77	75
Average international attendance	8,500	7,700
Average international ticket price (dollars)	$78.96	$79.60
Venue merchandise (dollars in millions)	$18.5	$19.1
Domestic per capita spending (dollars)	$10.35	$10.75
Pay-per-view (dollars in millions)	$91.4	$94.3
Number of pay-per-view events	14	15
Number of buys of pay-per-views	5,034,400	5,200,800
Average revenue per buy (dollars)	$17.76	$17.43
Domestic retail price, excluding WrestleMania (dollars)	$39.95	$39.95
Domestic retail price WrestleMania (dollars)	$54.95	$49.95
Television rights fees (dollars in millions)
Domestic	$63.5	$59.6
International	$37.2	$32.8
Television advertising (dollars in millions)	$7.4	$5.9
WWE 24/7 Classics on Demand (dollars in millions)	$6.3	$4.9
Other (dollars in millions)	$1.5	$0.9
Total (dollars in millions)	$331.5	$316.8

Ratings:
Average weekly household ratings for Raw	3.4	3.7
Average weekly household ratings for SmackDown	2.4	2.7
Average weekly household ratings for ECW	1.3	1.5

Cost of Revenues-Live and Televised Entertainment	2008	2007
Live events	$74.3	$71.2
Venue merchandise	11.2	11.4
Pay-per-view	49.8	43.6
Television	75.8	66.5
Television advertising	0.8	0.9
WWE 24/7 Classics on Demand	1.8	2.1
Other	7.5	7.1
Total	$221.2	$202.8
Profit contribution margin	33%	36%

     Live events revenue reflects approximately $64.0 million for North American events and $41.7 million for international events in 2008 as compared to $61.9 million for North American events and $37.4 million for international events in 2007. During 2008, average attendance at our North American events was approximately 6,400 while average attendance at our international events was approximately 8,500. During 2007, North American average attendance was approximately 6,600 and average international attendance was approximately 7,700. Live events profit contribution margin was 30% in 2008 as compared to 28% in 2007.

     Venue merchandise revenues in 2008 were impacted by the slight decline in North American average attendance and per capita spending dollars. Venue merchandise profit contribution margin was 39% in 2008 as compared to 40% in 2007.

      Pay-per-view revenue reflects approximately 5.0 million buys in 2008 as compared to 5.2 million buys in 2007. In 2008, our premier annual pay-per-view event, WrestleMania XXIV, generated approximately 1.1 million buys as compared to 1.2 million buys for WrestleMania XXIII. Domestic buys, which carry a higher price per buy, represented 66% of total buys in 2008 and 2007. The pay-per-view profit contribution margin was 46% in 2008 as compared to 54% in 2007, reflecting additional spending in guest talent pay, promotion and consumer advertising in support of WrestleMania XXIV.

     The increase in domestic and international television rights fees reflects our new agreement with MyNetworkTV as well as contractual increases in several territories. The increase in television cost of revenues reflects higher production and staging costs incurred related to our broadcasting in high definition.

     Advertising revenues include sales of advertising in our Canadian television programs and sponsorships. Advertising cost of revenues reflects costs associated with the increased sponsorship related activities in the current year.

     WWE 24/7 Classics On Demand, our subscription based video-on-demand service, generated higher revenues based on the expanded number of subscribers from the prior year. WWE 24/7 Classics On Demand is currently offered in approximately 80% of video-on-demand enabled homes in the United States.

     Consumer Products

     The following chart provides performance results and key drivers for our Consumer Products segment:

Revenues-Consumer Products	2008	2007
Licensing	$60.5	$47.1
Magazine publishing	$15.4	$16.5
Net units sold	4,702,800	4,858,400
Home video	$58.5	$53.7
Gross DVD units	4,053,719	4,034,167
Other	$1.3	$0.8
Total	$135.7	$118.1

Cost of Revenues-Consumer Products	2008	2007
Licensing	$13.6	$11.9
Magazine publishing	$13.3	$11.4
Home video	$24.2	$21.6
Other	$1.0	$0.7
Total	$52.1	$45.6
Profit contribution margin	62%	61%

     Licensing revenues in 2008 reflect approximately $12.8 million in the toy category, $25.3 million in the videogame category and $9.3 million related to apparel and novelties. In 2007, revenues reflected approximately $14.3 million in the toy category, $18.3 million in the videogame category and $9.4 million related to apparel and novelties. 2008 reflects revenues from the videogame title “SmackDown vs. Raw 2008” released in seven platforms versus four platforms for the prior release in this series. Licensing revenues related to books were approximately $6.4 million higher in the current year, primarily due to amounts earned as part of a license with our book publisher. Licensing revenue is dependent upon the release schedule of products and is affected by the timing of when licensees report results to us. Licensing cost of revenue consists primarily of talent royalties and agent commissions paid to our licensing agents. The licensing profit contribution margin was 78% in 2008 as compared to 75% in 2007.

     Magazine publishing revenues declined in the current year due to lower newsstand sell-through rates as we published twenty-six issues in 2008 as compared to twenty-one issues in 2007. In April 2008, we began publishing a new magazine titled WWE Kids, a bi-monthly publication for 6-14 year old WWE fans, which generated approximately $0.9 million in revenue. The magazine publishing profit contribution margin was 14% in 2008 as compared to 31% in 2007 as the profit margin was adversely impacted by the lower sell-thru rates and higher publication costs.

     Home video revenue reflects the sale of approximately 4.1 million gross DVD units in 2008 as compared to 4.0 million gross units in 2007. Included in the successful titles released in 2008 was WrestleMania XXIV, which shipped approximately 326,000 gross units. The increase in home video costs is due to higher distribution fees and advertising. The home video profit contribution margin was 59% in 2008 as compared to 60% in 2007, reflecting the aforementioned cost increases.

     Digital Media

     The following chart provides performance results and key drivers for our Digital Media segment (dollars in millions, except average revenues per order):

Revenues-Digital Media	2008	2007
WWE.com	$16.3	$16.2
WWEShop	$18.5	$18.6
Total	$34.8	$34.8
Average revenues per order (dollars)	$54.77	$54.94

Cost of Revenues-Digital Media	2008	2007
WWE.com	$8.8	$7.6
WWEShop	$14.1	$13.7
Total	$22.9	$21.3
Profit contribution margin	34%	39%

     WWE.com revenue in 2008 reflects additional web advertising and wireless content. Web-based advertising accounted for approximately $10.6 million in revenues as compared to $10.4 million in 2007. The WWE.com profit contribution margin was 46% in 2008 as compared 53% in 2007, reflecting higher costs associated with web content.

     WWEShop revenue in 2008 reflects approximately 329,200 customer orders, essentially flat to the prior year. The average customer spend, $54.77 per order, was essentially flat to the prior year as well. The WWEShop profit contribution margin was 24% in 2008 as compared to 26% in the 2007, partially reflecting an increase in material costs.

     WWE Studios

     The following chart provides performance results and key drivers for our WWE Studios segment (dollars in millions, except average revenues per order):

Revenues-WWE Studios	2008	2007
WWE Studios	$24.5	$16.0
Total	$24.5	$16.0

Cost of Revenues-WWE Studios	2008	2007
WWE Studios	$15.6	$29.1
Total	$15.6	$29.1
Profit contribution margin	36%	(82%)

     WWE participates in revenues associated with our film projects when the distribution and advertising costs incurred by our distributors have been recouped and the results have been reported to us. During 2008, revenues from our WWE Studios segment was $24.5 million, relating to our three feature films The Marine, See No Evil and The Condemned. During 2008 we expensed $15.6 million of feature film production assets, including a $1.9 million film asset impairment charge related to the performance of See No Evil and approximately $0.9 million of development costs for abandoned projects.

     During 2007 we recorded $16.0 million in revenue and expensed approximately $29.1 million of feature film production assets, including a $15.7 million film asset impairment charge related to the performance of our theatrical release, The Condemned, and approximately $0.4 million of development costs for abandoned projects.

     Expenses

     The following chart reflects the amounts of certain significant overhead items (dollars in millions):

Selling, General & Administrative Expenses	2008	2007
Staff related	$55.2	$50.3
Legal, accounting and other professional	16.6	14.0
Stock compensation	8.0	7.8
Advertising and promotion	11.6	5.4
Bad debt	2.5	0.1
All other	37.4	31.5
Total SG&A	$131.3	$109.1
SG&A as a percentage of net revenues	25%	23%

     Staff related expenses increased in the current year due in part to the continued expansion of our Digital Media content staff and advertising sales force and additional personnel related to our international expansion. The increase in legal, accounting and other professional fees reflected additional litigation based expense based on case activity. Stock compensation expense includes amortization of restricted stock unit and performance stock unit grants issued to employees. Advertising and promotion costs in 2008 include $3.5 million associated with our McMahon’s Million Dollar Mania™ brand awareness campaign. WWE was reimbursed $2.0 million, net of tax, for the prize money associated with this event by the Chairman of WWE, Vincent K. McMahon. Additional advertising and promotion costs of approximately $1.2 million were also incurred in support of our new international offices. Bad debt expense in the current year reflects an increase for specifically identified accounts due to difficulties encountered in our collection efforts.

	2008	2007
Depreciation and amortization	$13.1	$9.3

     The increase in depreciation and amortization expense reflects the initial depreciation charges associated with the assets purchased for our implementation of high definition broadcasting.

	2008	2007
Investment income	$5.9	$9.1

     The decline in investment income reflects lower investment balances.

	2008	2007
Interest expense	$0.4	$0.6

	2008	2007
Other (expense) income, net	$(6.4)	$(0.5)

     Other expense, net includes a mark-to-market adjustment for the revaluation of warrants held in licensees and realized losses on foreign currency transactions.

Provision for Income Taxes	2008	2007
Provision	$23.9	$24.3
Effective tax rate	35%	32%

     The increase primarily represents tax benefits related to previously unrecognized tax benefits in the prior period, and less tax exempt investment income in the current period

     Twelve Month Year Ended December 31, 2007 compared to Eight Month Transition Period Ended December 31, 2006 (dollars in millions)

Summary

Net Revenues	2007	T 2006
Live and Televised Entertainment	$316.8	$183.0
Consumer Products	118.1	59.2
Digital Media	34.8	20.7
WWE Studios	16.0	—
Total	$485.7	$262.9

Cost of Revenues	2007	T 2006
Live and Televised Entertainment	$202.8	$114.9
Consumer Products	45.6	28.7
Digital Media	21.3	13.5
WWE Studios	29.1	—
Total	$298.8	$157.1
Profit contribution margin	38%	40%

Operating Income	2007	T 2006
Live and Televised Entertainment	$100.2	$57.0
Consumer Products	68.6	26.9
Digital Media	6.3	3.8
WWE Studios	(14.8)	(1.1)
Corporate	(91.9)	(47.4)
Total operating income	$68.4	$39.2
Income from continuing operations	$52.1	$31.6

     Our Live and Televised Entertainment segment benefited from strong performances both at international and North American live events as we achieved total average attendance of 6,800 in 2007 as compared to 5,300 in the eight month transition period. Our licensing based revenue accounted for approximately 40% of our Consumer Products segment in 2007 as compared to 25% of segment revenues in the transition period, reflecting higher toy and apparel based revenue. It should be noted that the 2006 transition period did not reflect “holiday season” licensing sales which are recorded as the results are reported to us in the first calendar quarter. In addition, our magazine publishing business continued to grow, reflecting our increased circulation. Digital Media revenues for web based advertising and wireless products accounted for $16.2 million in 2007 as compared to $7.3 million in the eight month transition period. In 2007 we recorded our first revenues related to our features film releases, as a total of $16.0 million has been recorded for our films The Marine and See No Evil.

     Revenues derived from international sources represented 25% and 23% of total net revenues in 2007 and T 2006, respectively.

     Live and Televised Entertainment

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues-Live and Televised Entertainment	2007	T 2006
Live events (dollars in millions)	$99.3	$52.3
Number of North American events	233	212
Average North American attendance	6,600	4,860
Average North American ticket price (dollars)	$40.47	$35.53
Number of international events	75	34
Average international attendance	7,700	8,290
Average international ticket price (dollars)	$79.60	$68.47
Venue merchandise (dollars in millions)	$19.1	$12.1
Domestic per capita spending (dollars)	$10.75	$10.89
Pay-per-view (dollars in millions)	$94.3	$53.4
Number of pay-per-view events	15	10
Number of buys from pay-per-view events	5,200,800	3,287,300
Average revenue per buy (dollars)	$17.43	$15.46
Domestic retail price, excluding WrestleMania (dollars)	$39.95	$39.95
WWE 24/7 Classics On Demand (dollars in millions)	$4.9	$2.0
Advertising (dollars in millions)	$5.9	$4.5
Sponsorship advertising	$1.2	$0.5
Television rights fees (dollars in millions)
Domestic	$59.6	$38.0
International	$32.8	$20.7
Other (dollars in millions)	$0.9	-
Total (dollars in millions)	$316.8	$183.0

Ratings:
Average weekly household ratings for Raw	3.7	3.9
Average weekly household ratings for SmackDown	2.7	2.4
Average weekly household ratings for ECW	1.5	1.9

Cost of Revenues-Live and Televised Entertainment	2007	T 2006
Live events	$71.2	$40.9
Venue merchandise	11.4	8.1
Pay-per-view	43.6	19.3
WWE 24/7 Classics on Demand	2.1	-
Advertising	0.9	(0.1)
Television	66.5	40.4
Other	7.1	6.3
Total	$202.8	$114.9
Profit contribution margin	36%	37%

     Live events revenue reflects approximately $61.9 million for North American events and $37.4 million for international events in 2007 as compared to $36.6 million for North American events and $15.7 million for international events in the eight month 2006 transition period. During 2007, average attendance at our North American events was approximately 6,600 while average attendance at our international events was 7,700. During the 2006 transition period, North American average attendance was approximately 4,900 and average international attendance was 8,300. No stand-alone Extreme Championship Wrestling (“ECW”) branded events were produced in 2007. During the 2006 transition period, we produced 38 ECW events that were held in smaller venues and consequently generated lower attendance and revenues per event as compared to our Raw and SmackDown brands. Beginning in 2007, ECW’s live events were combined with our SmackDown brand. Live events profit contribution margin was 28% in 2007 as compared to 22% in the 2006 transition period.

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

      Pay-per-view revenue reflects approximately 5.2 million buys in 2007 as compared to 3.3 million buys in the 2006 transition period. The average number of buys reported for the fifteen events that occurred in 2007 was 347,000 as compared to 300,000 buys for the ten events that occurred in the 2006 transition. In 2007, our premier annual pay-per-view event, WrestleMania XXIII, generated approximately 1.2 million buys. WrestleMania XXII occurred in April 2006 and is therefore not included in the results of the 2006 transition period. Domestic buys, which carry a higher price per buy, represented 66% of total buys during 2007 as compared to 61% of total buys in the 2006 transition period. The pay-per-view profit contribution margin was 54% in the twelve month 2007 period as compared to 64% in the eight month transition period. The 2007 profit margin reflected additional spending in pay-per-view promotion and consumer advertising in support of WrestleMania.

     Advertising revenues included the sales of advertising on our Canadian television programs as well as various domestic sponsorship packages. Advertising cost of revenues reflected costs associated with the increased sponsorship related activities in the current year.

     The increase in domestic television rights fees was primarily due to the rights fees received for our ECW programming in 2007. The increase in television cost of revenues is primarily due to the production of television shows while on tour internationally, as we produced six of these televised international shows in 2007 as compared to two shows during the transition period.

     Consumer Products

     The following chart provides performance results and key drivers for our Consumer Products segment:

Revenues-Consumer Products	2007	T 2006
Licensing	$47.1	$14.7
Magazine publishing	$16.5	$8.5
Net units sold	4,858,400	2,793,600
Home video	$53.7	$35.5
Gross DVD units	4,034,167	3,283,800
Other	$0.8	$0.5
Total	$118.1	$59.2

Cost of Revenues-Consumer Products	2007	T 2006
Licensing	$11.9	$3.8
Magazine publishing	$11.4	6.8
Home video	$21.6	17.8
Other	$0.7	0.3
Total	$45.6	$28.7
Profit contribution margin	61%	52%

     Licensing revenues in 2007 reflect approximately $14.3 million in the toy category, $18.3 million in the videogame category and $9.4 million related to apparel and novelties. 2007 reflected revenues from the videogame title “SmackDown vs. Raw 2007” released in four platforms versus two platforms for the prior release in this series. The success of our apparel program in the United States, South Africa, the United Kingdom, and Australia helped to generate approximately $6.1 million in 2007. In the 2006 transition period, revenues reflected approximately $5.0 million in the toy category, $2.9 million in the videogame category and $3.3 million related to apparel and novelties. Licensing revenue was dependent upon the release schedule of products and was affected by the timing of when licensees report results to us. Licensing cost of revenue consisted primarily of talent royalties and agent commissions paid to our licensing agents. The licensing profit contribution margin was 75% in 2007 as compared to 74% in the 2006 transition period.

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

     Home video revenue reflects the sale of approximately 4.0 million gross DVD units in 2007 as compared to 3.3 million gross units in the 2006 transition period. Included in the successful titles released in 2007 was WrestleMania XXIII, which shipped approximately 367,000 gross units. The increase in home video costs is due to the increased volume of home video units shipped in the 2007. The home video profit contribution margin was 60% in 2007 as compared to 50% in the 2006 transition period, reflecting improved distribution and production costs.

     Digital Media

     The following chart provides performance results and key drivers for our Digital Media segment (dollars in millions, except average revenues per order:

Revenues-Digital Media	2007	T 2006
WWE.com	$16.2	$7.3
WWEShop	$18.6	$13.4
Total	$34.8	$20.7
Average revenues per order (dollars)	$54.94	$53.24

Cost of Revenues-Digital Media	2007	T 2006
WWE.com	$7.6	$4.3
WWEShop	$13.7	9.2
Total	$21.3	$13.5
Profit contribution margin	39%	35%

     WWE.com revenue in 2007 reflects additional web advertising and wireless content. Web-based advertising accounted for approximately $10.4 million in revenues as compared to $5.5 million in the 2006 transition period. 2007 also included approximately $4.3 million in wireless based revenues, primarily driven by our deal with AT&T Wireless to provide exclusive WWE content, including videos and ring tones. The WWE.com profit contribution margin was 53% in 2007 as compared 41% in the 2006 transition period.

     WWEShop revenue in 2007 reflects approximately 329,100 customer orders as compared to 244,000 customer orders in the 2006 eight month transition period. The sale of exclusive WWEShop packages and an increase in the variety of products available on WWEShop contributed to the increase in average customer spend per order. The WWEShop profit contribution margin was 26% in 2007 as compared to 35% in the 2006 transition period.

     WWE Studios

     During 2007, revenues from our WWE Studios segment were $16.0 million. WWE participates in revenues associated with our film projects when the distribution and advertising costs incurred by our distributors have been recouped and the results have been reported to us. The revenue recorded in 2007 relates to our feature films The Marine and See No Evil. No revenues had been recorded in the 2006 transition period.

     In 2007, we expensed approximately $29.1 million of feature film production assets. Included in this amount was a $15.7 million film asset impairment charge related to the performance of our April 2007 theatrical release, The Condemned, which only achieved approximately $7.4 million in gross domestic box office receipts. Our feature film production asset balance was expensed in proportion with the recognition of revenue. During 2007 we expensed $13.0 million of feature film production assets due to the revenue recorded relating to The Marine and See No Evil, for which we expensed $8.5 million and $4.5 million, respectively. Additionally, we expensed approximately $0.4 million of development costs for abandoned projects.

     Expenses

     The following chart reflects the amounts of certain significant overhead items (dollars in millions):

Selling, General & Administrative Expenses	2007	T 2006
Staff related	$50.3	$29.9
Legal, accounting and other professional	14.0	6.1
Stock compensation	7.8	4.8
Advertising and promotion	5.4	3.4
Bad debt	0.1	(1.6)
All other	31.5	18.4
Total SG&A	$109.1	$61.0
SG&A as a percentage of net revenues	23%	23%

     Staff related expenses increased due in part to the continued expansion of our Digital Media content staff and advertising sales force. The increase in legal, accounting and other professional fees primarily reflected costs associated with our Talent Wellness Program, which provides testing and monitoring of various health related areas for the Superstars. Stock compensation expense in 2007 included amortization of restricted stock unit and performance stock unit grants issued to employees. Bad debt expense in the transition period included the reversal of previously reserved accounts for which we subsequently recovered.

	2007	T 2006
Depreciation and amortization	$9.3	$5.6

     Depreciation expense increased due to the addition of capital projects.

	2007	T 2006
Investment income	$9.1	$6.4

	2007	T 2006
Interest expense	$0.6	$0.4

	2007	T 2006
Other (expense) income, net	$(0.5)	$0.9

Provision for Income Taxes	2007	T 2006
Provision	$24.3	$14.5
Effective tax rate	32%	31%

     The 2007 effective tax rate is consistent with the 2006 Transition period’s rate due to high levels of tax-exempt interest, the continued increased tax benefits from domestic production activities and the impact of the reversal of liabilities established for previously unrecognized tax positions.

Eight Month Transition Period Ended December 31, 2006 compared to Twelve Month Fiscal Year Ended April 30, 2006 (dollars in millions)

Summary

Net Revenues	T 2006	2006
Live and Televised Entertainment	$183.0	$290.8
Consumer Products	59.2	86.4
Digital Media	20.7	22.9
WWE Studios	—	—
Total	$262.9	$400.1

Cost of Revenues	T 2006	2006
Live and Televised Entertainment	$114.9	$178.6
Consumer Products	28.7	34.4
Digital Media	13.5	14.2
WWE Studios	—	—
Total	$157.1	$227.2
Profit contribution margin	40%	43%

Operating Income:	T 2006	2006
Live and Televised Entertainment	$57.0	$93.9
Consumer Products	26.9	46.4
Digital Media	3.8	2.9
WWE Studios	(1.1)	(1.3)
Corporate	(47.4)	(71.4)
Total operating income	$39.2	$70.5
Income from continuing operations	$31.6	$47.0

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

     Revenues derived from international sources represented 23% and 24% of total net revenues in the 2006 transition period and fiscal 2006, respectively.

     Live and Televised Entertainment

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues-Live and Televised Entertainment	T 2006	2006
Live events (dollars in millions)	$52.3	$75.0
Number of North American events	212	248
Average North American attendance	4,860	4,990
Average North American ticket price (dollars)	$35.53	$37.34
Number of international events	34	52
Average international attendance	8,290	9,160
Average international ticket price (dollars)	$68.47	$69.18
Venue merchandise (dollars in millions)	$12.1	$14.7
Domestic per capita spending (dollars)	$10.89	$10.57
Pay-per-view (dollars in millions)	$53.4	$94.8
Number of pay-per-view events	11	16
Number of buys from pay-per-view events	3,287,300	6,241,100
Average revenue per buy (dollars)	$15.46	$14.96
Domestic retail price, excluding WrestleMania (dollars)	$39.95	$34.95
Advertising (dollars in millions)	$4.5	$22.6
Sponsorship advertising (dollars in millions)	$0.5	$2.8
Television rights fees (dollars in millions)
Domestic	$38.0	$53.0
International	$20.7	$28.5
Other (dollars in millions)	$2.0	$2.2
Total (dollars in millions)	$183.0	$290.8

Ratings
Average weekly household ratings for Raw	3.9	4.0
Average weekly household ratings for SmackDown	2.4	2.8
Average weekly household ratings for ECW	1.9	-

Cost of Revenues-Live and Televised Entertainment	T 2006	2006
Live events	$40.9	$56.9
Venue merchandise	8.1	10.6
Pay-per-view	19.3	42.2
Advertising	(0.1)	6.8
Television	40.4	53.8
Other	6.3	8.3
Total	$114.9	$178.6
Profit contribution margin	37%	39%

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

      Pay-per-view revenue reflects approximately 3.3 million buys in the 2006 transition period as compared to 6.2 million buys in fiscal 2006. The domestic retail price of our pay-per-view events was increased from $34.95 to $39.95 in July 2006, representing our first increase in retail price in more than four years. The average number of buys reported for the 11 events that occurred in the 2006 transition period and the 16 events that occurred in fiscal 2006 were 300,000 and 325,000, respectively. This decline in the number of buys was offset, in part, by the increased domestic retail price. International buys, which carry a lower price per buy, represented 39% of total buys during the transition period as compared to 37% of total buys in fiscal 2006. The pay-per-view profit contribution margin was 64% in the eight month transition period as compared to 55% in the twelve month fiscal 2006 period. The fiscal 2006 period included an investment in global marketing campaigns in support of our pay-per-view programming which consequently reduced the profit margin.

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

     Consumer Products

     The following chart provides performance results and key drivers for our Consumer Products segment:

Revenues-Consumer Products	T 2006	2006
Licensing	$14.7	$32.2
Magazine publishing	$8.5	$11.1
Net units sold	2,793,600	4,096,700
Home video	$35.5	$42.6
Gross DVD units	3,283,800	2,883,200
Other	$0.5	$0.5
Total	$59.2	$86.4

Cost of Revenues-Consumer Products	T 2006	2006
Licensing	$3.8	$8.5
Magazine publishing	6.8	6.9
Home video	17.8	18.6
Other	0.3	0.4
Total	$28.7	$34.4
Profit contribution margin	52%	60%

     Licensing revenues in the 2006 transition period reflect approximately $5.0 million in the toy category, $2.9 million in the videogame category and $3.3 million related to novelties and apparel. In fiscal 2006, revenues reflected approximately $8.5 million in the toy category, $14.5 million in the videogame category and $4.5 million related to novelties and apparel. Videogame revenue is dependent upon the release schedule of new games and licensees reporting results to us. Fiscal 2006 reflects revenues from two new titles released as compared to no revenues reported for new releases in the transition period. Revenues from our videogame release in 2006 was reported in 2007. Licensing cost of revenue consists primarily of talent royalties and agent commissions paid to our licensing agents. The licensing profit contribution margin was 74% in both the eight month 2006 transition period and the twelve month fiscal 2006 period.

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

     Home video revenue reflects the sale of approximately 3.3 million gross DVD units in the 2006 transition period as compared to 2.9 million gross units in fiscal 2006. Included in the successful titles released in the 2006 transition period was WrestleMania XXII, which shipped approximately 425,000 gross units, representing our largest selling DVD release in our history. The increase in home video costs is primarily due to the increased volume of home video sales in the transition period, reflecting higher duplication and distribution fees. The home video profit contribution margin was 50% in the 2006 transition period as compared to 56% in fiscal 2006, reflecting a decline in the sell-through percentage in the transition period.

     Digital Media

     The following chart provides performance results and key drivers for our Digital Media segment (dollars in millions, except average revenues per order):

Revenues-Digital Media	T 2006	2006
WWE.com	$7.3	$9.7
WWEShop	$13.0	$12.1
Average revenues per order (dollars)	$53.24	$53.42
Other	$0.4	$1.1
Total	$20.7	$22.9

Cost of Revenues-Digital Media	T 2006	2006
WWE.com	$4.3	$5.2
WWEShop	8.5	7.8
Other	0.7	1.2
Total	$13.5	$14.2
Profit contribution margin	35%	38%

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

     WWE Studios

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

     Expenses

          The following chart reflects the amounts of certain significant overhead items (dollars in millions):

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

     Depreciation and amortization expense declined as the amount of capitalized property, plant and equipment and film libraries that became fully depreciated and amortized continued to increase.

	T 2006	2006
Investment income	$6.4	$7.4

     Investment income in the transition period increased based on higher short term interest rates and decreases in realized investment losses.

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

Liquidity and Capital Resources

     Cash flows provided by operating activities were $36.2 million and $98.2 million for the years ended December 31, 2008 and December 31, 2007, respectively, while cash flows provided by operating activities were $22.3 and $67.3 million for the 2006 transition period and year ended April 30, 2006, respectively. Cash flows provided by operating activities vary, in part, due to the timing of our productions and the related amortization of feature films. Cash flows used for feature film production were $25.5 million, $1.8 million, $17.5 million and $7.3 million for 2008, 2007, the 2006 transition period and the fiscal year ended April 30, 2006, respectively. The estimated cash to be used in 2009 for film production costs is expected to be $10.0 to $12.0 million, depending on the number and type of film projects selected. Working capital, consisting of current assets less current liabilities, was $221.7 million, $276.1 million and $255.3 million at December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

     Net cash flows provided by investing activities were $21.7 million in 2008 and $13.0 million in the 2007. Cash flows used in investing activities for the 2006 transition period were $64.4 million. Cash flows provided by investing activities for fiscal year 2006 were $84.9 million. As of February 6, 2009, we had approximately $80.5 million of investment securities invested in auction rate securities (“ARS”) and municipal bonds.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. In February 2008, we started to experience difficulty in selling our ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As we maintain a strong liquidity position, we currently believe that we have the ability to hold our ARS until one of the aforementioned remedies occur.

     As of December 31, 2008, we recorded a negative adjustment to the fair value of our investment in ARS of approximately $2.6 million, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not believe that the fair market adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans included in the collateral package by the United States Government) and our current intent to hold the ARS until the illiquidity in the ARS market is resolved. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Capital expenditures for fixed asset projects were approximately $26.3 million, $18.2 million, $5.1 million and $9.4 million in 2008, 2007, transition 2006 and fiscal 2006, respectively. Capital expenditures in 2008 and 2007 reflected approximately $9.5 million and $10.1, respectively, related to our transition to high definition broadcasting. Also in 2008 we acquired a parcel of land adjacent to our television studio for approximately $3.0 million and incurred approximately $3.9 million in costs related to the planning of our media center expansion. However, management has elected to delay the start of any construction for this expansion until the economic environment improves. Fiscal 2006 included approximately $4.6 million for the purchase of land adjacent to our television studio. Capital expenditures in 2009 are expected to be between $6.0 million and $9.0 million, reflecting additional television equipment and capital building improvements for our television production studio.

     Cash flows used in financing activities for 2008, 2007, the 2006 transition period and fiscal year ended April 30, 2006, were $74.1, $61.6 million, $46.8 million and $33.5 million, respectively. In February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family. The quarterly dividend on all Class B shares, held by members of the McMahon family and their respective trusts, will remain at $0.24 per share as they have waived quarterly cash dividends in excess of $0.24 per share for a period of three years. In 2008, we paid four quarterly cash dividends of $0.36 on all Class A common shares, and $0.24 on all Class B common shares, for an aggregate amount of $81.4 million. In 2007, we paid four quarterly cash dividends of $0.24 on all Class A and Class B common shares, for an aggregate amount of $68.7 million. In the 2006 transition period, we paid three quarterly cash dividends, at $0.24 per share on all Class A and Class B common shares, for an aggregate amount of $51.0 million. In fiscal 2006, we paid four quarterly cash dividends, including two dividends at a rate of $0.12 per share and two dividends at $0.24 per share on all Class A and Class B common shares, for an aggregate amount of $50.1 million. Assuming the continuation of these respective cash quarterly dividend rates of $0.36 per share and $0.24 per share and the same stock ownership, the estimated amount of dividends to be paid for the upcoming fiscal year is approximately $82.0 million.

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

  Employment contract with Vincent K. McMahon, which runs through October 2010, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract. Mr. McMahon waives all of his compensation under theses agreements, except for a salary of $850,000 per year.

  Employment contract with Linda E. McMahon, which runs through October 2010, with annual renewals thereafter if not terminated by us or Mrs. McMahon. Mrs. McMahon waives all of her compensation except for a salary of $500,000 per year.

  Other employment contracts, which are generally for one-to three-year terms.

  Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.

     Our aggregate minimum payment obligations under these contracts as of December 31, 2008, assuming the continued waiver of compensation by Mr. and Mrs. McMahon (except for the annual salaries of $850,000 and $500,000, respectively, noted above), were as follows:

	Payments due by period
	($ in millions)
				After
	2009	2010 to 2011	2012 to 2013	2013	Total
Long-term debt (including interest thereon)	$1.3	$2.7	$1.7	$-	$5.7
Operating leases	2.2	2.8	1.5	0.9	7.4
Talent, employment agreements and other commitments	18.1	24.0	8.1	11.0	61.2
Total commitments	$21.6	$29.5	$11.3	$11.9	$74.3

Seasonality

     Our operating results are not materially affected by seasonal factors; however, our premier event, WrestleMania, occurs late in our first quarter or early in our second quarter. In addition, revenues from our licensing and direct sale of consumer products, including our catalogs, magazines and internet sites, may vary from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuation in quarterly revenues and earnings.

Inflation

     During 2008, 2007, transition period 2006 and fiscal 2006, inflation has not had a material effect on our business.

Application of Critical Accounting Policies

Accounting Policies

     We believe the following are the critical accounting policies used in the preparation of our financial statements, as well as the significant judgments and estimates affecting the application of these policies.

•    Revenue Recognition

     Pay-per-view programming:

     Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and any subsequent adjustments to the buys are recognized in the period new information is received. As of December 31, 2008, our pay-per-view accounts receivable was $11.9 million. If our initial estimate is incorrect, it can result in significant adjustments to revenues in subsequent years.

     Licensing:

     Licensing revenues are recognized upon receipt of notice by the individual licensees as to license fees due. If we receive licensing advances, such payments are deferred and recognized as income as earned.

     Home video:

     Revenues from the sales of home video titles are recorded at the later of the date of delivery by our distributor to wholesalers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information and current industry trends. As of December 31, 2008, our home video returns allowance was $6.3 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

     Magazine publishing:

Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns. We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current titles in relation to prior issue return rates. As of December 31, 2008, our newsstand returns allowance was $6.3 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

     Feature films:

     We capitalize costs of production and acquisition, including production overhead, as feature film production assets. These costs are amortized to direct operating expenses in accordance with Statement of Position 00-2 Accounting by Producers or Distributors of Films. The costs for an individual film are amortized and participation and residual costs are accrued in the proportion that the current period’s revenues bear to management’s estimates of the ultimate revenue from exploitation, exhibition or sale of such film over a period not to exceed ten years from the date of initial release. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition. In 2008 and 2007 we recorded an impairment charge of $1.9 million and $15.7 million, respectively, related to The Condemned and See No Evil. As of December 31, 2008, we have approximately $31.7 million in capitalized film production costs.

     We have performed estimates of our ultimate revenue for our three released projects – See No Evil, The Marine, and The Condemned – as of December 31, 2008, as well as the capitalized costs for various films in development, and believe no additional write-down is required at this time.

•    Allowance for Doubtful Accounts

     Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers. Changes in the financial condition of significant customers, either adverse or positive, could impact the amount and timing of any additional allowances that may be required. As of December 31, 2008, our allowance for doubtful accounts was $4.7 million.

•    Income Taxes

     We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. As such, we recognize the future impact of the difference between the financial statement and tax basis of assets and liabilities. As of December 31, 2008, we have $7.1 million of net deferred tax assets on our balance sheet. We record valuation allowances against deferred tax assets when management does not believe the future tax benefits are more likely than not to be realized. We do not recognize the benefit of a tax position, for financial statement purposes, unless the position is more likely than not to be sustained upon review by competent authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of FIN 48. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

     Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received by selling an asset or would be paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1-	quoted prices are available in active markets for identical assets or liabilities;
Level 2-	quoted prices are available in active markets for similar assets and liabilities and the value of the asset or liability can be estimated using other inputs that are observable in the market; or
Level 3-

the value of the asset or liability is based on at least one unobservable input, and reflects a company’s own assumptions about the market value of the asset or liability, such as discounted cash flow models or valuations.

     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

     The following table sets forth the characterization within the hierarchy of those assets that are required to be measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable	Fair Value at
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
	(in thousands)
Municipal bonds	$-	$57,610	$-	$57,610
Student loan auction rate securities	-	-	22,299	22,299
Other	76	1,127	-	1,203
Total	$76	$58,737	$22,299	$81,112

     Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses.

     We have classified our investment in auction rate securities (“ARS”) within Level 3. Starting in February 2008, we experienced difficulty selling our investment in ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities, which continues as of December 31, 2008. Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS as of December 31, 2008 in estimating their fair values.

     The table below includes a roll forward of our investments in ARS from January 1, 2008 to December 31, 2008, and a reclassification of these investments from Level 2 to Level 3 in the valuation hierarchy.

	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)
	(in thousands)
Fair Value January 1, 2008	$77,335	$-
Purchases	46,780	-
Sales	(89,765)	(9,500)
Transfers (out) in	(34,350)	34,350
Unrealized (losses)	-	(2,551)
Total	$-	$22,299

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement 115 (SFAS 159). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for us as of January 1, 2008, but we did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS 159 has not had an impact on our Consolidated Financial Statements.

     In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. We are currently evaluating the impact that FSP No. 157-2 will have on our Consolidated Financial Statements.

     In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered “participating securities” as defined in EITF 03-6 and therefore should be included in the computation of earnings per share under the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact the adoption of FSP 03-6-1 will have on our Consolidated Financial Statements.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines; (v) continued decline in general economic conditions and disruption in financial markets could adversely affect our business; (vi) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, increasing our exposure to bad debts and potentially impacting our results of operations; (vii) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (viii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (ix) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (x) we face uncertainties associated with international markets; (xi) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xii) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xiii) we could incur substantial liabilities if pending litigation is resolved unfavorably; (xiv) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xv) we will continue to face the risk of impairment charges relating to our feature films if the demand for one or more of our films does not meet our expectations; (xvi) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvii) we could face a variety of risks if we expand into new or complementary business; (xviii) a substantial number of shares are eligible for sale by Mr. McMahon, and the sale of those shares could lower our stock price; and (xix) our Class A common stock has a relatively small public “float”. In addition to these risks and uncertainties, our dividend is based on a number of factors, including our liquidity and historical and projected cash flow, strategic plan, our financial results and condition, contractual and legal restrictions on the payment of dividends and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Report and undue reliance should not be placed on these statements.

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

     Our investment portfolio consists primarily of municipal bonds and student loan auction rate securities with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than one year. Due to the nature of our investments and our strategy to minimize market and interest rate risk, we believe that our portfolio would not be materially impacted by adverse fluctuations in interest rates.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

Item 9A. Controls and Procedures

     We have performed an evaluation under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our Chairman, Chief Executive Officer, and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

     Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. We review the results of management’s assessment with our Audit Committee.

     The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 27, 2009

Item 9B. Other Information

     None.

PART III

     The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders, except for the equity compensation plan information required by Item 12, which is set forth above in Item 5.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements and Schedule: See index to Consolidated Financial Statements on page F-1 of this Report.

2. Exhibits:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).

3.1A	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-8, filed July 15, 2002).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-84327)).

3.2A	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 4.2(a) to our Registration Statement on Form S-8, filed July 15, 2002).

10.1	World Wrestling Entertainment, Inc. 2007 Omnibus Incentive Plan, effective July 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 26, 2007).*

10.2	Form of Agreement for Performance Stock Units to the Company’s employees and officers under the Company’s 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 26, 2007).*

10.3	Form of Agreement for Restricted Stock Units to the Company’s employees and officers under the Company’s 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 26, 2007).*

10.4	Employment Agreement with Vincent K. McMahon, dated October 14, 1999 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (No. 333-84327)).*

10.4A	Amendment, dated as of May 1, 2002, to Employment Agreement with Vincent K. McMahon (incorporated by reference to Exhibit 10.2A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

10.4B	Amendment, dated June 23, 2006, to Employment Agreement with Vincent K. McMahon (incorporated by reference to Exhibit 10.2B to our Annual Report on Form 10-K for the fiscal year ended April 30, 2006).*

10.5	Booking Contract with Vincent K. McMahon, dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*

10.5A	Amendment, dated July 3, 2001, to Booking Contract with Vincent K. McMahon (incorporated by reference to Exhibit 10.3A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2001).*

10.6	Employment Agreement with Linda E. McMahon dated October 14, 1999 ((incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (No. 333-84327)).*

10.6A	Amendment, dated June 23, 2006, to Employment Agreement with Linda E. McMahon (incorporated by reference to Exhibit 10.4A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2006).*

10.7	Booking Contract with Linda E. McMahon, dated February 15, 2000 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2000).*

10.8	World Wrestling Entertainment Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

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

10.14	Agreement between WWF-World Wide Fund for Nature and Titan Sports, Inc. dated January 20, 1994 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-84327))

10.15	Revised offer letter between the Company and Donna Goldsmith (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, dated December 1, 2008).*

10.16	Offer letter between the Company and George A. Barrios (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, dated March 14, 2008).*

10.17	Employment Agreement with Frank G. Serpe, dated March 2, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the transition period ended December 31, 2006).*

10.18	Separation Agreement and Release between the Company and Michael Sileck (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 31, 2008).*

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Linda E. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon, Linda E. McMahon, and George A. Barrios pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: February 27, 2009	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon Chairman of the Board of Directors (co-principal executive officer)

Dated: February 27, 2009	By:	/s/ LINDA E. MCMAHON
Linda E. McMahon Chief Executive Officer (co-principal executive officer)

Dated: February 27, 2009	By:	/s/ GEORGE A. BARRIOS
George A. Barrios Chief Financial Officer (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors	February 27, 2009
Vincent K. McMahon	(co-principal executive officer)

/s/ LINDA E. MCMAHON	Chief Executive Officer and Director	February 27, 2009
Linda E. McMahon	(co-principal executive officer)

/s/ DONNA GOLDSMITH	Chief Operating Officer and Director	February 27, 2009
Donna Goldsmith

/s/ LOWELL P. WEICKER Jr.	Director	February 27, 2009
Lowell P. Weicker Jr.

/s/ DAVID KENIN	Director	February 27, 2009
David Kenin

/s/ JOSEPH H. PERKINS	Director	February 27, 2009
Joseph H. Perkins

/s/ MICHAEL B. SOLOMON	Director	February 27, 2009
Michael B. Solomon

/s/ FRANK A. RIDDICK III	Director	February 27, 2009
Frank A. Riddick III

/s/ JEFFREY R. SPEED	Director	February 27, 2009
Jeffrey R. Speed

/s/ KEVIN DUNN	Director	February 27, 2009
Kevin Dunn

WORLD WRESTLING ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Income Statements for the year ended December 31, 2008, the year ended December 31, 2007, the eight month
period ended December 31, 2006 and the year ended April 30, 2006	F-3
Consolidated Balance Sheets as of December 31, 2008, December 31, 2007 and December 31, 2006	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the year ended December 31, 2008, the year
ended December 31, 2007, the eight month period ended December 31, 2006 and the year ended April 30, 2006	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2008, the year ended December 31, 2007, the eight
month period ended December 31, 2006 and the year ended April 30, 2006	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II – Valuation and Qualifying Accounts	F 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2008, December 31, 2007, and December 31, 2006 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008, the eight month period ended December 31, 2006 and the year ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of December 31, 2008 , December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, the eight month period ended December 31, 2006 and the year ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 27, 2009

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED INCOME STATEMENTS
(dollars and shares in thousands, except per share data)

			For the eight	For the
	For the years ended		months ended	Year ended
	December 31,	December 31,	December 31,	April 30,
	2008	2007	2006	2006
Net revenues	$526,457	$485,655	$262,937	$400,051
Cost of revenues	311,784	298,769	157,094	227,172
Selling, general and administrative expenses	131,303	109,134	61,043	91,867
Depreciation and amortization	13,083	9,319	5,557	10,472
Operating income	70,287	68,433	39,243	70,540
Investment income, net	5,872	9,110	6,440	7,390
Interest expense	(422)	(552)	(421)	(587)
Other (expense) income, net	(6,381)	(517)	884	553
Income before income taxes	69,356	76,474	46,146	77,896
Provision for income taxes	23,940	24,337	14,529	30,884
Income from continuing operations	45,416	52,137	31,617	47,012
Income from discontinued operations, net of tax expense of $23	-	-	-	35
Net income	$45,416	$52,137	$31,617	$47,047
Earnings per share - Basic:
Continuing operations	$0.62	$0.73	$0.45	$0.68
Discontinued operations	-	-	-	-
Net income	$0.62	$0.73	$0.45	$0.68
Earnings per share - Diluted:
Continuing operations	$0.62	$0.72	$0.44	$0.67
Discontinued operations	-	-	-	-
Net income	$0.62	$0.72	$0.44	$0.67
Shares used in per share calculations:
Basic	72,889	71,616	70,899	69,361
Diluted	73,523	72,301	71,596	70,176

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

		As of:
	December 31,	December 31,	December 31,
	2008	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,655	$135,805	$86,267
Short-term investments	57,686	130,548	161,889
Accounts receivable, net	60,133	56,597	52,113
Inventory, net	4,958	4,717	3,049
Prepaid expenses and other current assets	37,596	20,053	13,334
Assets of discontinued operations	-	-	469
Total current assets	280,028	347,720	317,121
PROPERTY AND EQUIPMENT, NET	92,367	77,771	67,972
FEATURE FILM PRODUCTION ASSETS	31,657	21,890	53,560
INVESTMENT SECURITIES	22,299	-	-
INTANGIBLE ASSETS, NET	1,184	2,302	3,328
OTHER ASSETS	1,875	20,373	11,304
TOTAL ASSETS	$429,410	$470,056	$453,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,002	$927	$862
Accounts payable	18,334	21,951	14,909
Accrued expenses and other liabilities	27,121	30,684	25,535
Deferred income	11,875	18,012	20,166
Liabilities of discontinued operations	-	-	302
Total current liabilities	58,332	71,574	61,774
LONG-TERM DEBT	3,872	4,875	5,800
NON-CURRENT INCOME TAX LIABILITY	7,232	10,227	-
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
25,080,454, 24,074,655 and 23,283,916 shares issued and outstanding as of
December 31, 2008, 2007 and 2006)	252	241	233
Class B common stock: ($.01 par value; 60,000,000 shares authorized;
47,713,563 shares issued as of December 31, 2008, 2007 and 2006,
respectively)	477	477	477
Additional paid-in capital	317,105	301,329	286,985
Accumulated other comprehensive income	1,171	2,894	666
Retained earnings	40,969	78,439	97,350
Total stockholders’ equity	359,974	383,380	385,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,410	$470,056	$453,285

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(dollars and shares in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss) Income	Earnings	Total
Balance, April 30, 2005	68,881	$689	$254,716	$(908)	$121,037	$375,534
Comprehensive income:
Net income	—	—	—	—	47,047	47,047
Translation adjustment	—	—	—	1,320	—	1,320
Unrealized holding loss, net of tax
of $726	—	—	—	(1,185)	—	(1,185)
Reclassification adjustment for
losses realized in net income,
net of tax of $692	—	—	—	1,128	—	1,128
Total comprehensive income						48,310
Stock issuances (repurchases), net	284	3	(814)	—	—	(811)
Exercise of stock options	1,392	14	16,809	—	—	16,823
Tax benefit from exercise of stock options	—	—	1,695	—	—	1,695
Dividends paid	—	—	593	—	(50,657)	(50,064)
Stock compensation costs	—	—	4,694	—	—	4,694
Balance, April 30, 2006	70,557	706	277,693	355	117,427	396,181
Comprehensive income:
Net income	—	—	—	—	31,617	31,617
Translation adjustment	—	—	—	466	—	466
Unrealized holding loss, net of tax
of $135	—	—	—	(220)	—	(220)
Reclassification adjustment for
losses realized in net income, net
of tax of $40	—	—	—	65	—	65
Total comprehensive income						31,928
Stock issuances (repurchases), net	142	1	(616)	—	—	(615)
Exercise of stock options	299	3	3,676	—	—	3,679
Excess tax benefits from stock-based
payment arrangements	—	—	712	—	—	712
Dividends paid	—	—	677	—	(51,694)	(51,017)
Stock compensation costs	—	—	4,843	—	—	4,843
Balance, December 31, 2006	70,998	710	286,985	666	97,350	385,711

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Continued)
(dollars and shares in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2006	70,998	$710	$286,985	$666	$97,350	$385,711
Comprehensive income:
Net income	—	—	—	—	52,137	52,137
Translation adjustment	—	—	—	963	—	963
Unrealized holding loss, net of tax of
$31	—	—	—	51	—	51
Reclassification adjustment for losses
realized in net income, net of tax of
$744	—	—	—	1,214	—	1,214
Total comprehensive income						54,365
Stock issuances (repurchases), net	318	3	(1,274)	—		(1,271)
Exercise of stock options	472	5	6,165	—		6,170
Excess tax benefits from stock-based
payment arrangements	—	—	841	—	—	841
Dividends paid	—	—	882	—	(69,546)	(68,664)
Adjustment to adopt FIN 48	—	—	—	—	(1,502)	(1,502)
Stock compensation costs	—	—	7,730	—	—	7,730
Balance, December 31, 2007	71,788	718	301,329	2,894	78,439	383,380
Comprehensive income:
Net income	—	—	—	—	45,416	45,416
Translation adjustment	—	—	—	(1,207)	—	(1,207)
Unrealized holding loss, net of tax of
$404	—	—	—	(660)	—	(660)
Reclassification adjustment for losses
realized in net income, net of tax of
$89	—	—	—	144	—	144
Total comprehensive income						43,693
Stock issuances (repurchases), net	551	6	(2,963)	—	—	(2,957)
Exercise of stock options	514	5	6,263	—	—	6,268
Excess tax benefits from stock-based
payment arrangements	—	—	1,081	—	—	1,081
Dividends paid	—	—	1,489	—	(82,886)	(81,397)
Stock compensation costs	—	—	7,956	—	—	7,956
Capital contribution by principal
stockholder	—	—	1,950	—	—	1,950
Balance, December 31, 2008	72,853	$729	$317,105	$1,171	$40,969	$359,974

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			For the eight
			month period	For the year
	For the years ended		ended	ended
	December 31,	December 31,	December 31,	April 30,
	2008	2007	2006	2006
OPERATING ACTIVITIES:
Net income	$45,416	$52,137	$31,617	$47,047
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of feature film production assets	15,619	29,062	—	—
Income loss from discontinued operations, net of tax	—	—	—	(35)
Depreciation and amortization	13,083	9,319	5,557	10,472
Realized losses on sales of investments	233	1,958	105	1,820
Amortization of investment income	657	(493)	(329)	(1,702)
Stock compensation costs	7,956	7,777	4,843	4,694
Unrealized (loss) gain on revaluation of warrants	3,031	1,178	(839)	(1,474)
Provision (benefit) for doubtful accounts	2,521	47	(1,574)	494
Provision for inventory obsolescence	2,679	1,037	1,429	1,894
Provision (benefit) for deferred income taxes	6,605	(7,421)	2,442	(1,661)
Excess tax benefits from stock-based payment arrangements	(1,081)	(841)	(712)	—
Reimbursement of operating expenses by principle stockholder	1,950	—	—	—
Changes in assets and liabilities:
Accounts receivable	(6,983)	(4,531)	17,237	(6,368)
Inventory	(2,920)	(2,704)	(2,689)	(2,625)
Prepaid expenses and other assets	(7,402)	8,688	(2,764)	(2,658)
Feature film production assets	(25,524)	(1,833)	(17,466)	(7,323)
Accounts payable	(3,617)	7,042	(4,917)	4,156
Accrued expenses and other liabilities	(11,261)	(598)	(10,273)	20,849
Deferred income	(4,719)	(1,661)	621	(478)
Net cash provided by continuing operations	36,243	98,163	22,288	67,102
Net cash provided by discontinued operations	-	-	-	162
Net cash provided by operating activities	36,243	98,163	22,288	67,264
INVESTING ACTIVITIES:
Purchase of property and equipment	(26,296)	(18,153)	(5,099)	(9,376)
Purchase of other assets	(265)	(363)	(2,726)	(881)
Purchases of short-term investments	(119,495)	(211,366)	(77,436)	(53,765)
Proceeds from sales or maturities of short-term investments	167,796	242,888	20,850	148,908
Net cash provided by (used in) continuing operations	21,740	13,006	(64,411)	84,886
FINANCING ACTIVITIES:
Repayment of long-term debt	(927)	(860)	(537)	(757)
Issuance of stock, net	842	882	350	483
Dividends paid	(81,397)	(68,664)	(51,017)	(50,064)
Net proceeds from exercise of stock options	6,268	6,170	3,679	16,823
Excess tax benefits from stock-based payment arrangements	1,081	841	712	—
Net cash used in continuing operations	(74,133)	(61,631)	(46,813)	(33,515)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,150)	49,538	(88,936)	118,635
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,805	86,267	175,203	56,568
CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,655	$135,805	$86,267	$175,203
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$16,683	$24,299	$19,533	$19,060
Cash paid during the period for interest	$416	$552	$421	$587

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

Live and Televised Entertainment

  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of television advertising and sponsorships, and fees for viewing our pay-per-view and video-on-demand programming.

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

     All intercompany transactions and balances have been eliminated.

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

     Investments — We classify all of our investments as available-for-sale securities. Such investments consist primarily of pre-refunded municipal bonds and student loan auction rate securities, classified as non-current due to recent failures of the auction mechanism that provides liquidity to these investments. All of these investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

		Charged
	Balance at	(benefit) to		Balance at
	beginning	costs and	Write-offs and	end of
	of period	expenses	other	period
2008	$1,358	$2,521	$839	$4,718
2007	$2,084	$47	$(773)	$1,358
Transition 2006	$3,740	$(1,574)	$(82)	$2,084
2006	$3,287	$494	$(41)	$3,740

     Inventory — Inventory consists of merchandise sold on a direct sales basis, and DVDs, which are sold through wholesale distributors and retailers. Substantially all of our inventory is comprised of finished goods. Inventory is stated at the lower of cost (first-in, first-out basis) or market. The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.

     Feature Films — Feature films are recorded at the cost of production, including production overhead. The costs for an individual film will be amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale of such film. Each reporting period, in accordance with Statement of Position 00-2 Accounting by Producers or Distributors of Films, management reviews and when necessary revises, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value.

     Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are depreciated based on estimated useful lives varying from five to thirty-nine years. Our corporate aircraft is depreciated over ten years on a straight-line basis less an estimated residual value of $9,500. Planned major maintenance activities related to the corporate aircraft are capitalized and amortized over five years.

     Valuation of Long-Lived Assets — We periodically evaluate the carrying amount of long-lived assets when events and circumstances warrant such a review.

     Income Taxes — We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Our deferred provision was determined under the asset and liability method. Under this method, tax deferred assets and liabilities are recognized based on differences between the financial statement and income tax basis of assets and liabilities using presently enacted tax rates. Valuation allowances are established to reduce deferred tax assets to amounts management believes are more likely than not to be realized. We consider estimated future taxable income and ongoing tax planning strategies in assessing the need for valuation allowances. Accruals for uncertain tax positions are provided for in accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     Revenue Recognition — Revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of several of our business lines, there are additional steps in the revenue recognition process, as described below.

  Pay-per-view programming:

     Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys generally occurs within one year and any subsequent adjustments to the buys are recognized in the period new information is received.

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

  Licensing:

     Revenues from our licensed products are recognized upon receipt of reports by the individual licensees that detail the royalties generated by related product sales. If we receive licensing advances, such payments are recorded as deferred revenue and are recognized as income when earned.

  Home video:

     Revenues from the sales of home video titles are recorded at the later of delivery by our distributor to wholesalers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information and current industry trends.

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

     Foreign Currency Translation — For the translation of the financial statements of our foreign subsidiaries whose functional currencies are not U.S. Dollars, assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date.

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

     In the fiscal year ended April 30, 2006, we accounted for stock options issued to employees using the intrinsic value method as prescribed under Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. Under this method, no compensation expense was recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of our stock on the grant date. Stock options issued to non-employees were accounted for at fair value at the issuance date. We followed the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation. SFAS Nos. 148 and 123 encouraged, but did not require, companies to adopt a fair value based method for determining expense related to stock-based compensation.

     The following table provides relevant information as to reported results for the fiscal year ended April 30, 2006 under our intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

2006
Reported income from continuing operations	$47,012
Add: Stock-based employee compensation expense included in
reported income from continuing operations, net of related tax
effects	2,910
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(3,741)
Pro forma income from continuing operations	$46,181
Reported basic earnings from continuing operations per common
share	$0.68
Pro forma basic earnings from continuing operations per common
share	$0.67
Reported diluted earnings from continuing operations per common
share	$0.67
Pro forma diluted earnings from continuing operations per common
share	$0.66

     Derivative Instruments – We hold warrants received from certain publicly traded companies with whom we have licensing or distribution agreements. Warrants received from our licensees and television programming distributors were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model. That amount was recorded as deferred revenue and is amortized into operating income over the life of the related agreements using straight-line amortization. For 2008, 2007, transition 2006 and fiscal 2006, we recorded revenues of $493, $493, $329, and $493, respectively, related to the amortization of deferred revenue resulting from the receipt of such warrants. Subsequent to receipt, the warrants are adjusted to their estimated fair value each quarter, with changes in fair value included in other income (expense).

     Intangible Assets — Our intangible assets consist of the cost of acquired film libraries which are amortized over three years and acquired trademarks and trade names which are amortized over three to six years. To the extent capitalized, our intangible assets are being amortized over their estimated useful lives based on the period the assets are expected to contribute to our cash flows. We perform impairment tests whenever events or circumstances indicate that intangible assets might be impaired.

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

Recent Accounting Pronouncements

     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1-	quoted prices are available in active markets for identical assets or liabilities;
Level 2-	quoted prices are available in active markets for similar assets and liabilities, and the value of the asset or liability can be estimated using other inputs that are observable in the market; or
Level 3-	the value of the asset or liability is based on at least one unobservable input, and reflects a company’s own assumptions about the market value of the asset or liability, such as discounted cash flow models or valuations.

     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

     The following table sets forth the characterization within the hierarchy of those assets that are required to be measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable	Fair Value at
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Municipal bonds	$-	$57,610	$-	$57,610
Student loan auction rate securities	-	-	22,299	22,299
Other	76	1,127	-	1,203
Total	$76	$58,737	$22,299	$81,112

     Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses.

     We have classified our investment in auction rate securities (“ARS”) within Level 3. Starting in February 2008, we experienced difficulty selling our investment in ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities, which continues as of December 31, 2008.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     The table below includes a roll forward of our investments in ARS from January 1, 2008 to December 31, 2008, and a reclassification of these investments from Level 2 to Level 3 in the valuation hierarchy.

	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)
Fair Value January 1, 2008	$77,335	$-
Purchases	46,780	-
Sales	(89,765)	(9,500)
Transfers (out) in	(34,350)	34,350
Unrealized (losses)	-	(2,551)
Total	$-	$22,299

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115 (SFAS 159). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for us as of January 1, 2008, but we did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS 159 has not had an impact on our Consolidated Financial Statements.

     In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. We are currently evaluating the impact that FSP No. 157-2 will have on our Consolidated Financial Statements.

     In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered “participating securities” as defined in EITF 03-6 and therefore should be included in the computation of earnings per share under the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact the adoption of FSP 03-6-1 will have on our Consolidated Financial Statements.

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

3. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	2008	2007	T 2006	2006
Basic	72,888,688	71,616,122	70,898,623	69,360,856
Diluted	73,523,270	72,301,211	71,596,238	70,175,854
Dilutive effect of outstanding options	61,225	209,576	289,442	170,186
Dilutive effect of restricted stock units	571,032	474,025	406,484	644,812
Dilutive effect of employee share purchase plan	2,325	1,488	1,689	—
Anti-dilutive outstanding options, end of year	157,000	174,400	277,000	306,200

     Net income or loss per share of Class A Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two-class method. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive. As there were no undistributed earnings for year ended December 31, 2008, basic and diluted income per share was the same for both the Class A and Class B stockholders.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

4. Intangible Assets

     Our intangible assets consist principally of acquired wrestling based film libraries, trademarks and trade names. The cost of film libraries acquired during 2008, 2007, transition 2006 and fiscal 2006 was approximately $262, $363, $1,678 and $881, respectively. The cost of trademarks and trade names acquired during transition 2006 was $1,048. We did not purchase any trademarks and trade names in 2008, 2007 or fiscal 2006. Our intangible assets consisted of the following:

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,929	$(7,036)	$893
Trademarks and trade names	3,708	(3,417)	291
	$11,637	$(10,453)	$1,184

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,667	$(6,005)	$1,662
Trademarks and trade names	3,708	(3,068)	640
	$11,375	$(9,073)	$2,302

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Film libraries	$7,304	$(5,077)	$2,227
Trademarks and trade names	3,708	(2,607)	1,101
	$11,012	$(7,684)	$3,328

     Amortization expense recorded for 2008, 2007, transition 2006, and fiscal 2006 was $1,380, $1,389, $859 and $2,028, respectively.

     The following table presents estimated future amortization expense:

For the year ending December 31, 2009	$1,004
For the year ending December 31, 2010	146
For the year ending December 31, 2011	34
Total	$1,184

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

5. Investment Securities and Short-Term Investments

     Investments consisted of the following:

	December 31, 2008
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,850	$(2,551)	$22,299
Municipal bonds	56,854	756	57,610
Other	123	(47)	76
Total	$81,827	$(1,842)	$79,985

     The unrealized holding loss of $1,842 at December 31, 2008 consisted of gross losses of $2,606 and gains of $764.

	December 31, 2007
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Municipal and student loan auction rate securities	$77,335	$-	$77,335
Fixed income mutual funds and other	54,175	(962)	53,213
Total	$131,510	$(962)	$130,548

     The unrealized holding loss of $962 at December 31, 2007 consisted of gross losses of $1,144 and gains of $182.

	December 31, 2006
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Fixed income mutual funds	$89,990	$(3,101)	$86,889
Municipal and student loan auction rate securities	75,000	-	75,000
Total	$164,990	$(3,101)	$161,889

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

     Starting in February 2008, we experienced difficulty selling our investment in ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. The securities for which auctions have failed will continue to accrue interest and be auctioned every 35 days until the auction succeeds, the issuer calls the securities, or they mature. Accordingly, there may be no effective mechanism for selling these securities and we may own long-term securities; as such, we have classified our investment in ARS as non-current investments. As of December 31, 2008, the Company had approximately $22,299 of student loan auction rate securities which have been valued at their estimated fair value. Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value and expected interest income to be received over this period. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS as of December 31, 2008 in estimating their fair values.

     As of December 31, 2008 we do not believe the unrealized loss position in these securities of $2,551 is other-than-temporary and as such, the unrealized loss has been recorded as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We currently believe that we have the ability to hold our ARS until one of the aforementioned remedies occur.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     In addition to the investments described above, we also hold warrants which we received from certain publicly traded companies with whom we have licensing or distribution agreements. The estimated fair value of these warrants, determined using the Black-Scholes model, was $1,127, $4,158 and $5,336 as of December 31, 2008, December 31, 2007 and December 31, 2006, respectively, and is included in other current assets at December 31, 2008. We recognized mark to market adjustments of $(3,031), $(1,178), $839, and $1,474 during 2008, 2007, transition 2006, and fiscal 2006, respectively, relating to these warrants, which is included in other (expense) income, net.

6. Property and Equipment

     Property and equipment consisted of the following:

	December 31,	December 31,	December 31,
	2008	2007	2006
Land, buildings and improvements	$72,061	$60,644	$56,084
Equipment	71,140	57,605	45,752
Corporate aircraft	20,858	20,829	20,829
Vehicles	634	634	634
	164,693	139,712	123,299
Less accumulated depreciation and amortization	(72,326)	(61,941)	(55,327)
Total	$92,367	$77,771	$67,972

     Depreciation expense was $11,703, $7,930, $4,698 and $8,444 in 2008, 2007, transition 2006, and fiscal 2006, respectively.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006
Feature film productions:
In release	$5,871	$20,469	$34,104
Completed but not released	22,666	-	18,558
In production	2,173	311	-
In development	947	1,110	898
Total	$31,657	$21,890	$53,560

     We have released three theatrical films, two during Transition 2006, See No Evil and The Marine, and one in 2007, The Condemned. During 2008 we recorded an impairment charge of $1,940 relating to lower than expected results for See No Evil. Due to lower than expected performance we recorded an impairment charge of $15,662 relating to The Condemned in 2007.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As stated above, during 2007 and 2008 we recorded asset impairment charges of $15,662 and $1,940, respectively, to cost of revenues. As of December 31, 2008, we do not believe any additional capitalized assets included in Feature Film Production Assets are impaired.

     We estimate that approximately 48% of “In release” film production assets will be amortized over the next twelve months. Approximately 75% of “In release” film production assets are estimated to be amortized over the following three years.

     In addition to the capitalized production costs related to the three released films, we have capitalized production costs for film projects which have been completed and are awaiting distribution during the upcoming year. These costs relate to our theatrical title 12 Rounds and a direct-to-video title Behind Enemy Lines 3: Colombia, which was co-financed with our distribution partner. Additionally, we currently have one direct-to-video title in-production and also have capitalized certain script development costs for various other film projects. Capitalized script development costs are evaluated at each reporting period for impairment if, and when, a project is deemed to be abandoned. Approximately $886, $367, $0, and $197 of previously capitalized development costs were expensed for abandoned projects in 2008, 2007, transition 2006, and fiscal 2006, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

8. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,	December 31,
	2008	2007	2006
Accrued pay-per-view event costs	$4,105	$4,959	$5,228
Accrued payroll related costs	7,972	7,737	5,403
Accrued legal and professional fees	2,173	1,849	2,051
Accrued home video production and distribution	2,816	5,198	5,144
Accrued other	10,055	10,941	7,709
Total	$27,121	$30,684	$25,535

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

     As of December 31, 2008 the scheduled principal repayments under our mortgage obligation were as follows:

For the year ending December 31, 2009	$1,002
For the year ending December 31, 2010	1,082
For the year ending December 31, 2011	1,169
For the year ending December 31, 2012	1,262
For the year ending December 31, 2013	360
Total	$4,875

10. Income Taxes

     For 2008, 2007, transition 2006, and fiscal 2006, we were taxed on our income from continuing operations at an effective tax rate of 34.5%, 31.8%, 31.5% and 39.6%, respectively. Our income tax provision related to our income from continuing operations for 2008, 2007, transition 2006 and fiscal 2006 was $23,940, $24,337, $14,529 and $30,884, respectively, and included federal, state and foreign taxes.

     The components of our tax provision from continuing operations were as follows:

	2008	2007	T 2006	2006
Current:
Federal	$16,089	$27,994	$11,514	$22,595
State and local	265	3,708	278	7,232
Foreign	981	57	295	2,718
Deferred:
Federal	6,453	(6,721)	2,167	(2,139)
State and local	161	(701)	275	478
Foreign	(9)	-	-	-
Total	$23,940	$24,337	$14,529	$30,884

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     The income tax provision allocated to continuing operations and discontinued operations was as follows:

	2008	2007	T 2006	2006
Provision for income taxes - continuing operations	$23,940	$24,337	$14,529	$30,884
Provision for income taxes - discontinued operations	-	-	-	23
Total allocated provision for income taxes	$23,940	$24,337	$14,529	$30,907

     Components of income before income taxes are as follows:

	2008	2007	T 2006	2006
U.S.	$67,723	$76,205	$45,801	$77,357
International subsidiaries	1,633	269	345	539
Income before income taxes	$69,356	$76,474	$46,146	$77,896

     The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	2008	2007	T 2006	2006
Statutory U.S. federal tax at 35%	$24,275	$26,773	$16,150	$27,263
State and local taxes, net of federal benefit	908	1,954	876	5,012
Foreign rate differential	264	(38)	142	157
Tax exempt interest income	(1,489)	(2,664)	(1,524)	(1,205)
Valuation allowance	109	610	11	292
Unrecognized tax benefits	(236)	(2,177)	-	-
Other	109	(121)	(1,126)	(635)
Provision for income taxes	$23,940	$24,337	$14,529	$30,884

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations consisted of the following:

	December 31,	December 31,	December 31,
	2008	2007	2006
Deferred tax assets:
Accounts receivable	$1,717	$501	$764
Inventory	3,830	2,784	2,174
Prepaid royalties	2,015	3,623	4,270
Stock options/stock compensation	1,528	2,918	2,505
Credits and net operating loss carryforwards	1,150	-	-
Investments	2,447	2,202	2,845
Intangible assets	3,100	3,029	3,262
Feature film production asset	-	6,032	-
Accrued liabilities and reserves	1,243	217	-
Indirect income tax benefit	2,269	4,365	-
Deferred tax assets, gross	19,299	25,671	15,820
Valuation allowance	(2,788)	(1,622)	(1,799)
Deferred tax assets, net	16,511	24,049	14,021
Deferred tax liabilities:
Property and equipment depreciation	(3,053)	(4,323)	(5,032)
Accrued liabilities and reserves	-	-	(274)
Feature film production asset	(6,385)	-	-
Total deferred tax assets, net	$7,073	$19,726	$8,715

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of December 31, 2008, December 31, 2007 and December 31, 2006, $7,113, $5,571 and $4,871, respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $(40) is in other liabilities while prior year amounts of $14,155 and $3,843, respectively, are included in other non-current assets in our consolidated balance sheets.

     As of December 31, 2008, December 31, 2007 and December 31, 2006, we had valuation allowances of $2,788, $1,622 and $1,799, respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. The valuation allowance is primarily related to the deferred tax asset arising from losses on investments which are capital in nature for which realization is uncertain. These capital loss carryforwards that remain at December 31, 2008 begin to expire in 2009. The remaining valuation allowance relates to losses incurred as a result of our Australian film entities, and are not expected to be realized.

     We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we do not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on our financial statements.

     U.S. income taxes have been provided on unremitted earnings of our Brazilian entity and our Australian film entities due to the fact that WWE expects to remit or remitted during 2008 all earnings from these entities. U.S. income taxes will be provided for unremitted earnings of any future special purpose entity film company because of the tentative nature of such entities.

     U.S. income taxes have not been provided for on approximately $3,700 of unremitted earnings of our remaining international subsidiaries. These earnings are expected to be indefinitely reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

FIN 48

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

     At the adoption date of January 1, 2007, we had $14,018 ($10,382 net of federal benefit) of unrecognized tax benefits and related interest, all of which would affect our effective tax rate, if recognized. At December 31, 2008 and December 31, 2007, we had $7,231 ($4,963 net of federal benefit) and $13,130 ($8,765 net of federal benefit), respectively, of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized.

     We file income tax returns in the U.S., various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2005. Based upon the expiration of statutes of limitations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $167 within 12 months of December 31, 2008.

Unrecognized Tax benefits Tabular Reconciliation
	2008	2007
Beginning Balance- January 1	$9,541	$10,514
Increase to unrecognized tax benefits recorded for positions
taken during the current year	1,783	1,949
Decrease in unrecognized tax benefits relating to
settlements with taxing authorities	(3,049)	-

Decrease to unrecognized tax benefits Recorded for
positions taken during a prior period	(110)	(985)

Decrease to unrecognized tax benefits resulting from a lapse
of the applicable statute of limitations	(2,082)	(1,937)
Ending Balance- December 31	$6,083	$9,541

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     At December 31, 2008 and December 31, 2007, we had $6,083 ($4,137 net of federal benefit) and $9,541 ($6,484 net of federal benefit), respectively, of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2007, we had approximately $3,589 of accrued interest related to uncertain tax positions. We have approximately $1,148 of accrued interest and penalties related to uncertain tax positions as of December 31, 2008.

11. Commitments and Contingencies

     We have certain commitments, including various non-cancelable operating leases, performance contracts with various performers and employment agreements with certain executive officers.

     Future minimum payments as of December 31, 2008 under the agreements described above were as follows:

	Operating
	Lease	Other
	Commitments	Commitments	Total
For the year ending December 31, 2009	$2,185	$19,455	$21,640
For the year ending December 31, 2010	1,606	16,778	18,384
For the year ending December 31, 2011	1,205	9,877	11,082
For the year ending December 31, 2012	881	5,966	6,847
For the year ending December 31, 2013	643	3,851	4,494
Thereafter	891	10,953	11,844
Total	$7,411	$66,880	$74,291

     Rent expense under operating leases included in continuing operations was approximately $2,758, $2,609, $1,363 and $2,460 for 2008, 2007, transition 2006 and fiscal 2006, respectively.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     We strongly believe that the Fund has not suffered any loss or damage, and would vigorously defend against any damages claim if the Fund attempted, after so many years, to amend its complaint to assert one. Based upon the decisions of the Court of Appeals and House of Lords, we do not believe this matter will have a material adverse effect on our financial condition, results of operations or liquidity.

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

     On October 19, 2004, as a result of information uncovered in connection with the SSAI matter, we filed an action in the U.S. District Court for the Southern District of New York against Jakks Pacific, Inc. (“Jakks”), two foreign subsidiaries of Jakks, THQ Inc. (“THQ”), THQ/Jakks Pacific LLC (“THQ/Jakks LLC”), SSAI and Bell Licensing, LLC. The suit also names as defendants certain senior executives of Jakks, THQ, Shenker and Bell. Our lawsuit alleged violations of the Racketeer Influenced and Corrupt Organization Act (RICO) and the Sherman Act, and various claims under state law. We sought treble, punitive and other damages and a declaration that the existing videogame license with THQ/Jakks LLC and a related amendment to the toy licenses with Jakks are void and unenforceable. In an order dated March 31, 2006, the Court: (1) denied the defendants’ motions to dismiss the RICO claim based on their enterprise argument; (2) granted the defendants’ motions to dismiss the Robinson-Patman Act claim; and (3) granted the defendants’ motions to dismiss the Sherman Act claim. In response to additional motions to dismiss, the court entered an order dated December 21, 2007, dismissing our RICO claim because the court found it failed to allege a cognizable RICO injury and it was time-barred, and dismissing the lawsuit because there were no remaining federal claims. On December 28, 2007, we timely filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. The appeal has been fully briefed as of February 19, 2009.

     On October 13, 2006, we filed a complaint in the Superior Court of the State of Connecticut against THQ and THQ/Jakks LLC arising out of the improper sublicense of rights to certain WWE-branded videogames in violation of the applicable videogame license agreement. The complaint alleged claims for, among other things, breach of contract, unjust enrichment, violation of the Connecticut Unfair Trade Practices Act and a declaration that we are entitled to terminate the videogame license agreement with THQ/Jakks LLC. On March 30, 2007, we filed a motion to cite in and to amend complaint in order to add new claims against the existing defendants, THQ and THQ/Jakks LLC, and new defendants, Jakks, certain officers of Jakks, Stanley Shenker and Associates, Inc., and Shenker. The new claims relate to the defendants’ conduct in connection with the corruption of WWE’s agents, Shenker and Bell, and collusion to secure the WWE videogame license for THQ/Jakks LLC. In December 2007, we amended our complaint to assert additional claims relating to the defendants’ corruption of Shenker and Bell to secure certain toy licensing rights.

     On March 13, 2008, the defendants filed motions before the state court for summary judgment and to strike, seeking the dismissal of all counts of the amended complaint relating to the illegal procurement of the videogame license and certain amendments to the toy license. On August 29, 2008, the court issued a memorandum of decision, granting the defendants’ motions for summary judgment and dismissing those counts of the amended complaint relating to the illegal procurement of the videogame license and certain amendments to the toy license. The counts of the amended complaint relating to the defendants’ illegal sublicensing of rights under the videogame license were not dismissed. On September 18, 2008, we filed a motion to reargue with respect to the court’s August 29, 2008 memorandum of decision, which was denied on December 12, 2008. On December 31, 2008, we timely filed a notice of appeal with the Court of Appeals of the State of Connecticut.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     On January 20, 2009, we filed a motion for partial summary judgment on our claims that THQ/Jakks illegally sublicensed rights in breach of the videogame license, which entitles us to terminate the videogame license. On February 24, 2009, the defendants filed their response to our motion as well as their own motion for summary judgment on these claims.

     On July 1, 2008, THQ and Brian Farrell filed a cross-complaint in the Superior Court of the State of Connecticut against Jakks. The cross-complaint asserts claims for (1) breach of fiduciary duty by, among other things, failing to keep THQ fully informed of the severity and the potential consequences of the allegations asserted by WWE, failing to provide THQ with information THQ requested to allow it to respond to the allegations, failing to allow THQ an opportunity to take steps to resolve the dispute with WWE, and placing its own interests ahead of the interests of THQ/Jakks LLC; and (2) breach of the operating agreement between Jakks and THQ with respect to THQ/Jakks LLC (the “LLC Agreement”) by failing to use its best efforts to maintain the relationship between WWE and THQ/Jakks LLC. In addition to the foregoing claims, the cross-complaint asserts separate claims for breach of fiduciary duty, breach of contract, fraudulent inducement, unjust enrichment, indemnification, cancellation of the LLC Agreement, rescission of the LLC Agreement, and declaratory relief, to the extent that we prevail on any of our claims against Jakks.

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

     In December 2006, the Court of Appeals for the Second Circuit ruled that the certification of this proceeding as a class action was invalid and remanded the case to the Southern District of New York (“SDNY”). The class plaintiffs requested the Second Circuit to reconsider, which was denied. We are unable to predict whether the plaintiffs will be successful in amending their claims in accordance with the Second Circuit’s ruling or whether the case will be resolved by settlement.

Levy et al.

     On July 24, 2008, we were served with a summons and complaint from three of our former talent purporting to be on behalf of themselves and a class of similarly situated persons. The lawsuit alleges breach of contract and unjust enrichment arising from our treating them as independent contractors rather than employees, which the plaintiffs allege is an erroneous classification. On August 22, 2008, we timely removed the lawsuit to the U.S. District Court for the District of Connecticut. We filed a motion to dismiss the lawsuit in its entirety on September 29, 2008 which, on February 20, 2009, was granted by the Court.

Other Matters

     We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, the outcome of which is not expected to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

12. Related Party Transactions

     Vincent K. McMahon, Chairman of the Board of Directors, and his wife, Linda E. McMahon, Chief Executive Officer, control approximately 88% of the voting power of the issued and outstanding shares of our common stock. Through their beneficial ownership of a substantial majority of our Class B common stock, Mr. and Mrs. McMahon can effectively exercise control over our affairs.

     Beginning with the quarterly dividend payment in March 2008, Vincent K. McMahon, Linda E. McMahon and members of their immediate family, as well as trusts for members of their family, have waived their respective rights to any portion of the quarterly cash dividend in excess of the first $0.24 per share. This waiver applies to all Class A and Class B common stock beneficially owned by any of the parties for a three year period ending February 2011, subject to earlier termination in the event of the death of Vincent K. McMahon.

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

     WWE currently holds employment contracts with both Vincent K. McMahon and Linda E. McMahon, which run through October 2010, with annual renewals thereafter if not terminated by us or Mr. or Mrs. McMahon. In addition, Mr. McMahon holds a talent contract that is coterminous with his employment contract. Mr. McMahon waives all of his compensation under theses agreements, except for a salary of $850 per year. Mrs. McMahon waives all of her compensation except for a salary of $500 per year.

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

     Beginning in February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family. The quarterly dividend on all Class B shares, held by members of the McMahon family and their respective trusts, will remain at $0.24 per for a period of three years, through February 2011. We paid four quarterly dividends of $0.36 per share, or $35,592, on all Class A common shares and $0.24 per share, or $45,805, on all Class B common shares in 2008.

14. Share Based Compensation

     The 2007 Omnibus Incentive Plan (“2007 Plan”) provides for grants of options and other forms of equity-based incentive awards as determined by the compensation committee of the Board of Directors as incentives and rewards to encourage employees, directors, consultants and performers to participate in our long-term success. Prior to the 2007 Plan, share based compensation was governed by the Company’s Long-Term Incentive Plan (“LTIP”), which provided for grants of options to purchase shares at a price equal to the fair market value on the date of grant. In 2004, we began issuing restricted stock units (“RSUs”), which generally vest annually. Current grants outstanding have vesting periods between three and seven years. In July 2007, we began issuing performance stock units (“PSUs”) in addition to RSUs.

     As of December 31, 2008 there were approximately 3.8 million shares available for future grants under the 2007 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs and PSUs.

     Stock based compensation cost was $7,956, $7,777, $4,843 and $4,694 for 2008, 2007, transition 2006 and fiscal 2006, respectively. The total recognized tax benefit was $3,023, $2,955, $1,501 and $1,878 for 2008, 2007, transition 2006, and fiscal 2006, respectively.

     SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as previously required. The tax benefits in excess of recognized compensation cost for 2008, 2007 and transition 2006 were $1,081, $841 and $712, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Stock Options

     The fair value of stock options was determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method under SFAS 123(R). We have not granted any stock options since June 2004. We did not recognize stock compensation cost for stock options prior to the adoption of SFAS 123(R) on May 1, 2006. See Note 2 for pro forma net income disclosures for fiscal 2006.

     The following table summarizes stock option activity for 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value
Outstanding at December 31, 2007	1,193,062	$13.16	2.3	$2,298
Granted	—	—	—	—
Exercised	(517,452)	$12.11	—	—
Forfeited/Expired	(30,222)	$13.16	—	—
Outstanding at December 31, 2008	645,388	$14.00	1.5	$0
Vested at December 31, 2008	645,388	$14.00	1.5	$0
Exercisable at December 31, 2008	645,388	$14.00	1.5	$0

     As of December 31, 2008, there is no additional compensation cost related to unvested options that has not yet been recognized. We estimate forfeitures, based on historical trends, when recognizing compensation expense associated with stock options, and will adjust our estimate of forfeitures when they are expected to differ. The intrinsic value of options exercised was approximately $2,730, $2,038, $1,331 and $4,609 for 2008, 2007, transition 2006 and fiscal 2006, respectively.

     Cash received from option exercises under all share-based payment arrangements was $6,268, $6,170, $3,679 and $16,823 for 2008, 2007, transition 2006 and fiscal 2006, respectively. Tax benefits realized from tax deductions associated with stock option exercises totaled $1,037, $774, $506 and $1,751 for 2008, 2007, transition 2006 and fiscal 2006, respectively.

Restricted Stock Units

     The fair value of restricted stock units (RSUs) is determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of restricted stock units is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R). We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. For the year ended December 31, 2008, we estimate that 8% of the current year’s restricted stock units will be forfeited over the life of the grant.

     During 2008, we granted 105,000 RSUs at a weighted average price per share of $15.80 and an aggregate grant-date fair value of approximately $1,659. Such issuances were granted to officers and employees under our 2007 Plan. We recognized $1,867 of compensation expense associated with restricted stock units, which was classified as selling, general and administrative expense. Tax benefits realized from RSU related compensation expense totaled $709.

     We granted 190,750, 517,750 and 611,000 RSUs in 2007, transition 2006 and fiscal 2006, respectively, with an aggregate grant-date fair value of approximately $3,063, $8,538 and $7,869, respectively. During 2007, transition 2006 and fiscal 2006, we recognized $4,931, $4,451 and $4,694, respectively, of compensation expense associated with restricted stock units, which was classified as selling, general and administrative expense. During 2007, transition 2006 and fiscal 2006, tax benefits realized from RSU related compensation expense totaled $1,874, $1,691 and $1,784, respectively

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     The following table summarizes the activity of restricted stock units:

		Weighted Average Grant
Restricted Stock Units	Shares	Date Fair Value
Unvested at December 31, 2007	761,384	$15.03
Granted	105,000	$15.80
Vested	(451,385)	$16.04
Forfeited/Expired	(66,248)	$16.03
Dividends	53,239	$15.13
Unvested at December 31, 2008	401,990	$15.79

     The grant date fair value of restricted stock units vested was $7,240, $6,476, $2,372 and $4,475 for 2008, 2007, transition 2006 and fiscal 2006, respectively.

     As of December 31, 2008 there was $2,388 of total unrecognized compensation cost related to unvested RSUs to be recognized over a weighted-average period of approximately 0.7 years. Based on the current restricted stock units outstanding, $1,788 of compensation expense will be recognized in 2009 and the remaining $600 will be recognized from 2010 to 2011.

Performance Stock Units

     The estimated grant of PSUs is communicated to employees on the communication date, with the amount of the grant based on achieving predetermined financial metrics. The estimated number of PSUs expected to be issued is adjusted quarterly, based on the current performance of the Company. The ultimate number of PSUs that are issued to an employee is a function of the actual performance of the Company compared to the performance targets.

     The fair value of PSUs is initially determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of performance stock units is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R). We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. For the year ended December 31, 2008, we estimate that 8% of the current year’s performance stock grants will be forfeited over the life of the grant.

     The July 2007 issuance of approximately 475,000 PSUs was subject to performance goals established for the last two quarters of 2007. As these goals were exceeded, approximately 585,000 PSUs were ultimately issued in 2008 that vest in three annual installments that began in July 2008.

     During 2008, we issued approximately 471,500 PSUs at a weighted average price per share of $18.83, as part of our 2007 Omnibus Incentive Plan. Based on the financial results for the year ended December 31, 2008, approximately 310,800 PSUs are expected to be issued in 2009 related to this grant. The estimated compensation expense is $3,168 and the PSUs will vest in three annual installments beginning in July 2009. In 2008, we recognized $5,839 of compensation expense associated with performance stock units, which is classified as selling, general and administrative expense, as compared to $2,345 in 2007. Tax benefits realized from PSU related compensation expense totaled $2,219 and $891 in 2008 and 2007, respectively.

     The following table summarizes the activity of performance stock units:

		Weighted Average Grant
Performance Stock Units	Shares	Date Fair Value
Unvested at December 31, 2007	466,750	$16.01
Adjustment	113,250	$16.29
Granted	471,500	$18.83
Vested	(198,530)	$16.23
Forfeited/Expired	(115,463)	$16.69
Dividends	46,072	$14.87
Unvested at December 31, 2008	783,579	$17.58

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

          As of December 31, 2008 there was $4,406 of total unrecognized compensation cost related to unvested PSUs to be recognized over a weighted-average period of approximately 0.8 years. Based on the current PSUs outstanding, $2,999 of compensation expense will be recognized in 2009 and the remaining $1,407 will be recognized from 2010 to 2011.

Employee Stock Purchase Plan

     We provide a stock purchase plan for our employees. Under the plan, all regular full-time employee may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. SFAS 123(R) defines this plan as compensatory, and accordingly, a charge is recorded for the difference between the fair market value and the discounted price. In 2008, two purchases occurred and resulted in a $106 charge. 133 employees were participants in the stock purchase plan and these employees purchased approximately 46,953 shares of our common stock at an average price of $11.86 per share.

15. Employee Benefit Plans

     We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant’s contributions, up to 6% of eligible compensation (maximum 3% matching contribution). We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions and additional discretionary contributions to the 401(k) plan was $1,136, $1,010, $567 and $835 during 2008, 2007, transition 2006, and fiscal 2006, respectively.

16. Segment Information

     Revenues derived from sales outside of North America were approximately $135,183, $119,298, $60,416 and $97,686 for 2008, 2007, transition 2006 and fiscal 2006, respectively. Revenues generated in the United Kingdom represent our largest international country whose revenues were approximately $47,301, $45,068, $21,812 and $34,788 for 2008, 2007, transition 2006 and fiscal 2006, respectively.

     We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. The activities of each segment are summarized in Note 1.

     The table presents information about the financial results of each segment for 2008, 2007, transition 2006 and fiscal 2006 and assets as of December 31, 2008, December 31, 2007, December 31, 2006 and April 30, 2006. Unallocated assets consist primarily of cash, investments and fixed assets.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	2008	2007	T2006	2006
Net revenues:
Live and Televised Entertainment	$331,454	$316,842	$182,999	$290,784
Consumer Products	135,669	118,087	59,183	86,410
Digital Media	34,822	34,771	20,755	22,857
WWE Studios	24,512	15,955	—	—
Total net revenues	$526,457	$485,655	$262,937	$400,051

Depreciation and amortization:
Live and Televised Entertainment	$6,374	$3,624	$2,164	$3,561
Consumer Products	1,384	1,389	859	2,028
Digital Media	1,204	836	177	1,471
Corporate	4,121	3,470	2,357	3,412
Total depreciation and amortization	$13,083	$9,319	$5,557	$10,472

Operating income:
Live and Televised Entertainment	$92,386	$100,161	$57,001	$93,984
Consumer Products	76,474	68,642	26,855	46,417
Digital Media	6,182	6,293	3,796	2,933
WWE Studios	7,189	(14,743)	(1,110)	(1,284)
Corporate	(111,944)	(91,920)	(47,299)	(71,510)
Total operating income	$70,287	$68,433	$39,243	$70,540

	As of:
	December 31, 2008	December 31, 2007	December 31, 2006
Assets:
Live and Televised Entertainment	$110,263	$94,871	$77,083
Consumer Products	19,910	15,185	14,982
Digital Media	10,430	9,747	6,128
WWE Studios	52,568	45,243	56,299
Unallocated (1)	236,239	305,010	298,793
Total assets	$429,410	$470,056	$453,285

(1) Includes assets of discontinued operations of $469 as of December 31, 2006.

17. Financial Instruments and Off-Balance Sheet Risk

     Concentration of Credit Risk — We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, including our pay-per-view and home video distributors. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses.

     Fair Value of Financial Instruments — The carrying amounts of cash, cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments. Our short-term investments are carried at quoted market values. See Note 5 for additional information regarding Investment Securities and Short-term investments. Our debt consists of the mortgage related to our corporate headquarters, which has an annual interest rate of 7.6%.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

18. Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter *	4th Quarter
2008
Net revenues	$162,632	$129,658	$108,782	$125,385
Cost of revenues	$100,018	$76,358	$66,279	$69,129
Net income	$19,525	$7,031	$5,274	$13,586
Earnings per common share: basic
Net income	$0.27	$0.10	$0.07	$0.19
Earnings per common share: diluted
Net income	$0.27	$0.10	$0.07	$0.18
2007
Net revenues	$107,391	$137,511	$108,110	$132,643
Cost of revenues	$58,097	$100,524	$63,438	$76,710
Net income	$15,138	$7,046	$8,449	$21,504
Earnings per common share: basic
Net income	$0.21	$0.10	$0.12	$0.30
Earnings per common share: diluted
Net income	$0.21	$0.10	$0.12	$0.30
T 2006
Net revenues	$93,267	$96,236	$73,434	NA
Cost of revenues	$53,266	$57,882	$45,946	NA
Net income	$11,302	$10,396	$9,919	NA
Earnings per common share: basic
Net income	$0.16	$0.15	$0.14	NA
Earnings per common share: diluted				NA
Net income	$0.16	$0.15	$0.13	NA
* The third quarter in T 2006 consists of only two months

19. Subsequent Events

     On January 9, 2009, WWE announced that it was reducing approximately 10% of its staff across all areas of its global operations. The reduction will result in annual savings of approximately $8,000 in compensation and benefit costs. The Company will record a one-time pre-tax restructuring charge of approximately $2,653 in the first quarter of 2009. The charge consists primarily of severance pay and will be paid primarily in 2009.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions (1)	Period
For the Year Ended December 31, 2008
Allowance for doubtful accounts	$1,358	$2,521	$839	$4,718
Inventory obsolescence reserve	6,276	2,679	—	8,955
Magazine publishing allowance for newsstand returns	4,808	32,596	(31,138)	6,266
Home video allowance for returns	6,622	18,809	(19,166)	6,265

For the Year Ended December 31, 2007
Allowance for doubtful accounts	$2,084	$47	$(773)	$1,358
Inventory obsolescence reserve	4,891	1,037	(348)	6,276
Magazine publishing allowance for newsstand returns	4,076	23,472	(22,740)	4,808
Home video allowance for returns	8,510	17,669	(19,557)	6,622

For the Transition Period Ended December 31, 2006
Allowance for doubtful accounts	$3,740	$(1,574)	$(82)	$2,084
Inventory obsolescence reserve	3,535	1,429	(73)	4,891
Magazine publishing allowance for newsstand returns	4,512	14,954	(15,390)	4,076
Home video allowance for returns	3,817	14,251	(9,558)	8,510
Advertising underdelivery	365	—	(365)	—

For the Year Ended April 30, 2006
Allowance for doubtful accounts	$3,287	$494	$(41)	$3,740
Inventory obsolescence reserve	2,062	1,894	(421)	3,535
Magazine publishing allowance for newsstand returns	4,602	20,555	(20,465)	4,512
Home video allowance for returns	2,920	10,198	(9,301)	3,817
Advertising underdelivery	2,625	1,599	(3,859)	365

(1)

Deductions are comprised primarily of disposals of obsolete inventory, write-offs of specific bad debts, returns and additional advertising spots for underdelivery. When we do not deliver the guaranteed rating, additional advertising spots, commonly referred to as “make-goods”, or at times, cash refunds, are given to the customer.