Form 10-Q
period 2009-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2009-05-08
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Yes      X           No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes _____       No _____

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

Yes _____       No      X

At May 1, 2009 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 25,163,600 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net revenues	$107,825	$162,632

Cost of revenues	56,437	100,018
Selling, general and administrative expenses	30,857	33,025
Depreciation and amortization	3,783	2,472

Operating income	16,748	27,117

Investment income, net	616	1,745
Interest expense	(91)	(110)
Other expense, net	(1,325)	(676)

Income before income taxes	15,948	28,076

Provision for income taxes	5,626	8,551

Net income	$10,322	$19,525

Earnings per share – Basic and Diluted
Net income	$0.14	$0.27

Weighted average common shares outstanding:
Basic	73,476	72,298
Diluted	73,899	73,020

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheet
(dollars in thousands)
(unaudited)

	As of	As of
	March 31,	December 31,
	2009	2008
CURRENT ASSETS:
Cash and equivalents	$135,051	$119,655
Short-term investments	68,142	57,686
Accounts receivable, net	53,283	60,133
Inventory, net	4,044	4,958
Prepaid expenses and other current assets	20,273	37,596
Total current assets	280,793	280,028

PROPERTY AND EQUIPMENT, NET	90,411	92,367
FEATURE FILM PRODUCTION ASSETS	30,145	31,657
INVESTMENT SECURITIES	22,292	22,299
INTANGIBLE ASSETS, NET	841	1,184
OTHER ASSETS	2,584	1,875
TOTAL ASSETS	$427,066	$429,410

CURRENT LIABILITIES:
Current portion of long-term debt	$1,022	$1,002
Accounts payable	20,705	18,334
Accrued expenses and other liabilities	28,629	27,121
Deferred income	13,837	11,875
Total current liabilities	64,193	58,332

LONG-TERM DEBT	3,609	3,872
NON-CURRENT INCOME TAX LIABILITY	7,663	7,232

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock	252	252
Class B common stock	477	477
Additional paid-in capital	318,948	317,105
Accumulated other comprehensive income	1,441	1,171
Retained earnings	30,483	40,969
Total stockholders’ equity	351,601	359,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,066	$429,410

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$10,322	$19,525
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization/write-off of feature film production assets	1,574	9,453
Revaluation of warrants	858	575
Depreciation and amortization	3,783	2,472
Realized loss on sale of investments	-	348
Amortization of investment income	288	(26)
Stock compensation costs	1,132	2,851
Provision for doubtful accounts	477	109
Provision for inventory obsolescence	393	881
Benefit from deferred income taxes	(484)	(674)
Excess tax benefits from stock-based payment arrangements	-	(562)
Changes in assets and liabilities:
Accounts receivable	6,372	(29,121)
Inventory	522	(1,375)
Prepaid expenses and other assets	4,023	2,226
Feature film production assets	(223)	(4,371)
Accounts payable	2,371	(2,048)
Accrued expenses and other liabilities	13,824	16,573
Deferred income	2,086	(1,799)
Net cash provided by operating activities	47,318	15,037

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,484)	(9,701)
Purchase of short-term investments	(10,168)	(88,500)
Proceeds from sales or maturities of short-term investments	-	143,634
Net cash (used in) provided by investing activities	(11,652)	45,433

FINANCING ACTIVITIES:
Repayments of long-term debt	(245)	(226)
Dividends paid	(20,454)	(20,203)
Issuance of stock, net	429	378
Proceeds from exercise of stock options	-	3,574
Excess tax benefits from stock-based payment arrangements	-	562
Net cash used in financing activities	(20,270)	(15,915)

NET INCREASE IN CASH AND EQUIVALENTS	15,396	44,555
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	119,655	135,805
CASH AND EQUIVALENTS, END OF PERIOD	$135,051	$180,360

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2008	72,853	$729	$317,105	$1,171	$40,969	$359,974

Comprehensive income:
Net income	-	-	-	-	10,322	10,322
Translation adjustment		-	-	(162)	-	(162)
Unrealized holding gain, net of tax	-			432		432

Total comprehensive income						10,592

Stock issuances, net	55	-	373	-	-	373
Tax shortfall from stock based payment arrangements	-	-	(16)	-	-	(16)
Dividends paid	-	-	354	-	(20,808)	(20,454)
Stock compensation costs	-	-	1,132	-	-	1,132

Balance, March 31, 2009	72,908	$729	$318,948	$1,441	$30,483	$351,601

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

     All intercompany balances are eliminated in consolidation. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2008.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Recent Accounting Pronouncements

     In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the first quarter of 2009. The adoption of FSP 157-2 did not have a material impact on our Consolidated Financial Statements.

     In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). The FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered “participating securities” as defined in EITF 03-6 and therefore should be included in the computation of earnings per share under the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have a material impact on our Consolidated Financial Statements.

     In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). This FSP provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The FSP is effective for periods ending after June 15, 2009, with earlier adoption permitted. We are currently evaluating the impact the adoption of FSP 157-4 will have on our Consolidated Financial Statements.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 requires the disclosure of the fair value of financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. FSP FAS 107-1 impacts disclosures and is not expected to have a material impact on our Consolidated Financial Statements.

2. Share Based Compensation

     Under SFAS 123(R), Share Based Payments, compensation expense relating to grants of restricted stock units (RSUs) are recognized over the period during which the employee rendered service to the Company necessary to earn the award. Stock based compensation cost was approximately $1,132 and $2,805 for the three months ended March 31, 2009 and 2008, respectively. We have not issued options since June 2004.

     During the quarter, we granted 17,500 RSUs as part of our 2007 Omnibus Incentive Plan (the “Plan”) at a weighted average grant date fair value of $9.58 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $155. The compensation expense is being amortized over the service period, which is approximately three years. At March 31, 2009, 363,239 RSUs were unvested with a weighted average fair value of $15.37 per share.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     During 2008, we granted approximately 471,500 performance stock units (PSUs) at a weighted average price per share of $18.83 as part of the Plan. The estimated number of PSUs expected to be issued is adjusted quarterly, based on the performance of the Company. Based on the financial results for the year ended December 31, 2008, approximately 310,800 PSUs were ultimately issued in 2009 related to this grant at an average price per share of $9.73

     During the current quarter we granted 586,500 PSUs as part of the Plan at a weighted average price per share of $11.54. Total compensation cost related to these PSUs, based on the estimated value of the units on the issuance dates, net of estimated forfeitures, is $6,227. The current quarter issuance is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2009. The compensation is being amortized over the service period, which is approximately three and one-half years. If these goals are met, the shares granted will vest in equal annual installments. At March 31, 2009, an aggregate of 1,206,511 PSUs were unvested with a weighted average fair value of $13.77 per share.

3. Stockholders’ Equity

     Beginning in February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family. The quarterly dividend on all Class B shares, held by members of the McMahon family and their respective trusts, will remain at $0.24 per share for a period of three years, through February 2011. We paid cash dividends of $20,454 and $20,203 for the three months ended March 31, 2009 and March 31, 2008, respectively.

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended
	March 31,	March 31,
	2009	2008
Basic	73,476,239	72,297,824
Diluted	73,898,998	73,020,205
Dilutive effect of outstanding options and restricted stock units	421,668	721,497
Anti-dilutive outstanding options	644,346	157,000

     Net income or loss per share of Class A Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two-class method. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive. As there were no undistributed earnings for the three months ended March 31, 2009, basic and diluted income per share was the same for both the Class A and Class B shareholders.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $23,960 and $33,975 for the three months ended March 31, 2009 and March 31, 2008, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three months ended
	March 31,	March 31,
	2009	2008
Net revenues:
Live and Televised Entertainment	$64,082	$99,842
Consumer Products	33,069	43,405
Digital Media	6,929	8,081
WWE Studios	3,745	11,304
Total net revenues	$107,825	$162,632

	Three months ended
	March 31,	March 31,
	2009	2008
Depreciation and amortization:
Live and Televised Entertainment	$1,902	$1,078
Consumer Products	337	337
Digital Media	273	211
WWE Studios	—	—
Corporate	1,271	846
Total depreciation and amortization	$3,783	$2,472

Operating income:
Live and Televised Entertainment	$21,390	$26,031
Consumer Products	19,530	25,532
Digital Media	1,143	2,005
WWE Studios	1,782	1,536
Corporate	(27,097)	(27,987)
Total operating income	$16,748	$27,117

	As of
	March 31,	December 31,
	2009	2008
Assets:
Live and Televised Entertainment	$135,734	$110,263
Consumer Products	17,743	19,910
Digital Media	10,103	10,430
WWE Studios	42,394	52,568
Unallocated	221,092	236,239
Total assets	$427,066	$429,410

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2009	2008
Land, buildings and improvements	$73,053	$72,061
Equipment	67,427	71,140
Corporate aircraft	20,858	20,858
Vehicles	519	634
	161,857	164,693
Less accumulated depreciation and amortization	(71,446)	(72,326)
Total	$90,411	$92,367

     Depreciation and amortization expense for property and equipment was $3,429 for the three months ended March 31, 2009 as compared to $2,135 for the three months ended March 31, 2008.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	March 31,	December 31,
	2009	2008
Feature film productions:
In release	$26,867	$5,871
Completed but not released	-	22,666
In production	2,169	2,173
In development	1,109	947
Total	$30,145	$31,657

     During the current quarter we released one theatrical release, “12 Rounds”, and one Direct-to-DVD film, “Behind Enemy Lines: Colombia”. “12 Rounds” was released on March 27, 2009 and has earned $11,812 in gross domestic box office receipts as of May 3, 2009. “12 Rounds” comprises $19,640 of our “In release” feature film assets. “Behind Enemy Lines: Colombia” was released in January and comprises $2,523 of “In release” feature film assets.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of March 31, 2009, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     Approximately 13% of “In release” film production assets are estimated to be amortized over the next twelve months and approximately 67% of “In release” film production assets are estimated to be amortized over the next three years. These percentages are lower than the standard expectation based on our release of two films in the current quarter and the delay in the associated amortization of the asset until revenue can be recorded. We participate in revenues generated under the distribution of films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     We are currently filming one Direct-to-DVD film titled “The Marine 2”, which is tentatively scheduled for release in 2010. In addition to the capitalized production costs related to our films previously released and currently in production, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned. During the three months ended March 31, 2009 and 2008, we did not expense any previously capitalized development costs related to abandoned projects.

8. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years. The net carrying amount of our intangibles assets were $841 and $1,184 as of March 31, 2009 and December 31, 2008, respectively.

     Amortization expense was $354 for the three months ended March 31, 2009 as compared to $337 for the three months ended March 31, 2008. Estimated future amortization expense is $654, $150 and $37 for the years ending December 31, 2009, 2010 and 2011, respectively.

9. Investment Securities and Short-Term Investments

     Investment securities and short-term investments as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	Unrealized
	Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,850	$(2,558)	$22,292
Municipal bonds	66,610	1,431	68,041
Other	123	(22)	101
Total	$91,583	$(1,149)	$90,434

	December 31, 2008
	Unrealized
	Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,850	$(2,551)	$22,299
Municipal bonds	56,854	756	57,610
Other	123	(47)	76
Total	$81,827	$(1,842)	$79,985

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     As of March 31, 2009, we recorded a cumulative adjustment to reduce the fair value of our investment in ARS of $2,558, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair market value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government) and our current intent to hold the ARS until the illiquidity in the ARS market is resolved. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

10. Fair Value Measurement

     Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS No. 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of March 31, 2009:

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	March 31,
	Markets (Level 1)	(Level 2)	(Level 3)	2009
Municipal bonds	$-	$68,041	$-	$68,041
Auction rate securities	-	-	22,292	22,292
Other	101	269	-	370
Total	$101	$68,310	$22,292	$90,703

     Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     We have classified our investment in ARS within Level 3. Starting in February 2008, we experienced difficulty selling our investment in ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

     The table below includes a roll forward of our Level 3 assets (ARS) from January 1, 2009 to March 31, 2009.

Significant
Unobservable Inputs
(Level 3)
Fair value January 1, 2009	$22,299
Purchases	-
Sales	-
Transfers (out) in	-
Unrealized losses	(7)
Total	$22,292

11. Income Taxes

      At March 31, 2009, we have $6,362 of unrecognized tax benefits, which if recognized, would affect our effective tax rate.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $1,301 of accrued interest related to uncertain tax positions as of March 31, 2009.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2006.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $2,604 within 12 months of March 31, 2009.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

12. Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Shenker & Associates; THQ/Jakks.

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

IPO Class Action

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

     In or around March 2009, the parties agreed to a global settlement of the litigation in its entirety which settlement will not have a material adverse effect on the Company. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of settlement.

Levy et al.

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

     On February 24, 2009, the court granted our motion to dismiss, dismissing all of the plaintiffs’ claims with prejudice. On March 10, 2009, the plaintiffs filed a motion to alter or amend and/or for relief from judgment. We filed a memorandum in opposition to the motion on March 31, 2009.

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

Results of Operations

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
(Dollars in millions, except as noted)

Summary
	March 31,	March 31,	better
Net Revenues	2009	2008	(worse)
Live and Televised Entertainment	$64.1	$99.8	(36%)
Consumer Products	33.1	43.4	(24%)
Digital Media	6.9	8.1	(15%)
WWE Studios	3.7	11.3	(67%)
Total	$107.8	$162.6	(34%)

	March 31,	March 31,	better
Cost of Revenues:	2009	2008	(worse)
Live and Televised Entertainment	$38.3	$70.0	45%
Consumer Products	12.2	15.8	23%
Digital Media	4.3	4.7	9%
WWE Studios	1.6	9.5	83%
Total	$56.4	$100.0	44%
Profit contribution margin	48%	38%

	March 31,	March 31,	better
Operating Income:	2009	2008	(worse)
Live and Televised Entertainment	$21.4	$26.0	(18%)
Consumer Products	19.5	25.5	(24%)
Digital Media	1.1	2.0	(45%)
WWE Studios	1.8	1.5	20%
Corporate	(27.1)	(27.9)	3%
Total operating income	$16.7	$27.1	(38%)
Net income	$10.3	$19.5	(47%)

     Our comparative results were significantly impacted by the timing of our annual WrestleMania pay-per-view event. In 2009, WrestleMania XXV occurred on April 5th and will consequently be included in our second quarter financial results. In 2008, WrestleMania XXIV occurred on March 31, 2008 and was included in our first quarter financial results. WrestleMania XXIV contributed approximately $31.3 million of revenues and $7.1 million of profit contribution ($4.6 million, net of tax) to our results for the first quarter of 2008.

     Our Live and Televised Entertainment segment revenues decreased primarily due to the $31.3 million timing difference for WrestleMania discussed previously. Our Consumer Products segment reflected a 25% decrease in licensing based revenues, primarily from lower royalties generated by our video games. In addition, home video revenue decreased by 35%, reflecting two fewer new releases in the current quarter as well as a decline in catalog titles as compared to the prior year quarter. The decrease in revenues for our Digital Media segment reflects an 18% decline in web advertising revenues and a 14% decrease in WWE Shop merchandise sales. WWE Studios revenue reflects amounts earned from three of our feature films, “The Marine”, “See No Evil” and “The Condemned”, which were released in 2006, 2006 and 2007, respectively. We did not release a feature film in 2008.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	March 31,	March 31,	better
Live and Televised Entertainment Revenues	2009	2008	(worse)
Live events	$18.0	$24.6	(27%)
Number of North American events	83	66	26%
Average North American attendance	6,100	7,200	(15%)
Average North American ticket price (dollars)	$33.54	$45.39	(26%)
Number of international events	4	8	(50%)
Average international attendance	9,300	9,000	3%
Average international ticket price (dollars)	N/A	$95.98	N/A
Venue merchandise	$4.6	$5.6	(18%)
Domestic per capita spending (dollars)	$9.29	$11.20	(17%)

Pay-per-view	$13.6	$41.2	(67%)
Number of pay-per-view events	2	3	(33%)
Number of buys from pay-per-view events	818,400	2,033,300	(60%)
Average revenue per buy (dollars)	$15.75	$20.02	(21%)
Domestic retail price WrestleMania (dollars)	N/A	$54.95	N/A
Domestic retail price (dollars)	$39.95	$39.95	-
Television rights fees	$24.9	$24.0	4%
Domestic	$15.6	$15.0	4%
International	$9.3	$9.0	3%

Television advertising	$1.4	$1.4	-

WWE 24/7 Classics on Demand	$1.5	$1.6	(6%)
Other	$0.1	$1.4	N/A
Total live and televised entertainment	$64.1	$99.8	(36%)

Ratings
Average weekly household ratings for Raw	3.8	3.7	3%
Average weekly household ratings for SmackDown*	2.2	2.8	(21%)
Average weekly household ratings for ECW	1.4	1.3	8%

* Friday Night SmackDown moved from the CW Network to MyNetworkTV in October 2008.

	March 31,	March 31,	better
Cost of Revenues-Live and Televised Entertainment	2009	2008	(worse)
Live events	$12.3	$15.3	20%
Venue merchandise	2.9	3.7	22%
Pay-per-view	5.0	28.0	82%
Television	16.6	19.5	15%
WWE 24/7 Classics on Demand	0.3	0.5	40%
Other	1.2	3.0	60%
Total	$38.3	$70.0	45%
Profit contribution margin	40%	30%

     Live events revenues decreased primarily through the impact of our annual WrestleMania event, which occurred in the second quarter of 2009 as compared to the first quarter results in 2008. Average attendance at our North American events was approximately 6,100 in the current quarter as compared to 7,200 in the prior year. The average ticket price for North American events was $33.54 in the current quarter as compared to $45.39 in the prior year. Excluding the impact of WrestleMania, North American average attendance and ticket price was 6,300 and $38.08, respectively, in 2008. All four international events performed in the current quarter were constructed as buy-out deals with local promoters that provided us with guaranteed revenues and limited the financial risk of performing these events in emerging markets. In the prior year, six of the eight international events performed were constructed as buy-out deals. The profit contribution margin for live events was 32% as compared to 38% in the prior year quarter, with the prior year quarter reflecting the impact of WrestleMania. Excluding the impact of WrestleMania, the prior year profit contribution margin was 30%.

      Venue merchandise revenues decreased 18% from the prior year quarter primarily due to a 17% decline in per capita spending by our fans. In the prior year quarter, revenues from our WrestleMania event contributed approximately $1.4 million, or 25%, of the quarterly venue merchandise revenue. The profit contribution margin increased from 34% to 38% in the current quarter due to the mix of products sold at venues.

      Pay-per-view revenues decreased $27.7 million in the current quarter which reflects the impact of WrestleMania in the prior year quarter. WrestleMania XXIV generated approximately 1.1 million buys in the prior year quarter, or approximately $23.8 million in pay-per-view related revenues. Pay-per-view buys for the two events that occurred in both 2009 and 2008 decreased approximately 16% in the current quarter. Pay-per-view profit contribution margin was 63% for the current quarter, as compared to 32% in the prior year quarter. In the prior year, pay-per-view costs of revenues reflected significant production costs for WrestleMania XXIV, as it was performed in an outdoor stadium, the Citrus Bowl in Orlando, Florida.

      The increase in television rights fees reflects rate increases internationally and additional rights fees for special domestic cable telecasts. The prior year quarter included significant costs for the production of telecasts in high-definition.

      The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	March 31,	March 31,	better
Consumer Products Revenues	2009	2008	(worse)
Licensing	$19.8	$26.2	(24%)
Magazine publishing	$3.5	$2.9	21%
Net units sold	1,066,400	1,127,400	(5%)
Home video	$9.2	$14.0	(34%)
Gross DVD units shipped	911,000	1,179,200	(23%)
Other	$0.6	$0.3	100%
Total	$33.1	$43.4	(24%)

	March 31,	March 31,	better
Cost of Revenues-Consumer Products	2009	2008	(worse)
Licensing	$5.1	$6.5	22%
Magazine publishing	2.7	2.7	-
Home video	3.8	6.4	41%
Other	0.6	0.2	(200%)
Total	$12.2	$15.8	23%
Profit contribution margin	63%	64%

      Licensing revenues decreased primarily due to a decline in royalties earned from sales of video games and toys in the current quarter. Video game revenues decreased by approximately $5.7 million in the current quarter, reflecting a decline in the performance of our SmackDown vs. Raw title. In addition, royalties earned from the sales of our toys decreased by approximately $0.6 million in the current quarter. The decrease in the licensing cost of revenues reflects lower amounts paid to our talent due to the decreased revenue.

      Magazine publishing revenues increased due to the addition of our WWE Kids magazine and better performance of our magazine specials, as compared to the prior year quarter. We published three magazines and one magazine special in both the current quarter and prior year quarter. We also published three issues of our WWE Kids magazine in the current year quarter. WWE Kids magazine was initially launched in April 2008. Magazine publishing cost of revenues remained consistent from the prior year quarter.

      Home video revenues decreased by 35% in the current quarter, due to the release of two fewer titles in addition to weaker performance of titles of our pay-per-view events. Home video cost of revenues reflects a decrease in expenses associated with distribution and duplication as well as lower talent royalties for our home video products. This decrease in expenses led to an increase in the profit contribution margin to 58% in the current period as compared to 54% in the prior year quarter.

     The following chart provides performance results and certain drivers for our Digital Media segment:

	March 31,	March 31,	better
Digital Media Revenues	2009	2008	(worse)
WWE.com	$3.9	$4.5	(13%)
WWEShop	3.0	3.5	(14%)
Average revenues per order (dollars)	$49.63	$51.17	(3%)
Other	-	0.1	-
Total	$6.9	$8.1	(15%)

	March 31,	March 31,	better
Cost of Revenues-Digital Media	2009	2008	(worse)
WWE.com	$2.2	$2.1	(5%)
WWEShop	2.1	2.4	13%
Other	-	0.2	-
Total	$4.3	$4.7	9%
Profit contribution margin	38%	42%

     WWE.com revenues decreased primarily due to less advertising sold on our website. Web-based advertising revenues were $2.4 million as compared to $2.9 million in the prior year quarter, reflecting a decline in premium ads placed on our websites. The slight increase in WWE.com cost of revenues reflects additional support costs to operate our various web-based activities.

     WWEShop revenues declined due in part to a 12% decline in the number of orders processed to approximately 60,000 in the current quarter. In addition, the average amount spent by customers per order declined by 3% to $49.63.

WWE Studios

      We recorded revenue of $3.7 million in the current quarter related to our three theatrical releases “The Marine”, “See No Evil” and “The Condemned”, as compared to $11.3 million in the prior year quarter. During the current quarter we released our fourth feature film, “12 Rounds” as well as one Direct-to-DVD film, “Behind Enemy Lines: Colombia”. “12 Rounds” generated approximately $11.8 million in gross domestic box office receipts through May 3, 2009. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	March 31,	March 31,	better
	2009	2008	(worse)
Staff related	$16.0	$13.6	(18% )
Legal, accounting and other professional	3.9	3.9	-
Stock compensation costs	1.1	2.8	61%
Advertising and promotion	1.3	3.2	59%
All other	8.6	9.5	9%
Total SG&A	$30.9	$33.0	6%
SG&A as a percentage of net revenues	29%	20%

     The increase in staff related expenses reflects the impact of our corporate restructuring of approximately $2.2 million in severance related costs. Stock compensation costs in the prior year quarter reflect additional expense based on the Company exceeding its EBITDA target and the subsequent issuance of additional stock. Stock compensation costs in the current quarter include a positive adjustment related to the rate of forfeitures of previously granted stock units. Advertising and promotion costs in the prior year quarter reflect additional advertising branding campaigns in conjunction with WrestleMania XXIV.

	March 31,	March 31,	better
	2009	2008	(worse)
Depreciation and amortization	$3.8	$2.5	(52%)

The increase reflects the higher asset balance related to our high definition broadcasting equipment.

Investment income, net	$0.6	$1.7	(65%)

The decrease reflects lower interest rates on investments and lower average balances.

Other expense, net	$(1.3)	$(0.7)	(86%)

     Other expense, net includes a mark-to-market adjustment for the revaluation of warrants held in certain licensees.

	March 31,	March 31,
	2009	2008
Provision for income taxes	$5.6	$8.6	35%
Effective tax rate	35%	30%

     The effective tax rate in the prior year quarter reflects the reversals of tax reserves due to the expiration of the statute of limitations related to certain previously unrecognized tax benefits.

Liquidity and Capital Resources

     Cash flows from operating activities for the three months ended March 31, 2009 and March 31, 2008 were $47.3 million and $15.0 million, respectively. Working capital, consisting of current assets less current liabilities, was $216.6 million as of March 31, 2009 and $221.7 million as of December 31, 2008.

     Cash flows used in investing activities were $11.7 million for three months ended March 31, 2009 and cash flows provided by investing activities were $45.4 million for the three months ended March 31, 2008. Capital expenditures for the three months ended March 31, 2009 were $1.5 million as compared to $9.6 million for the three months ended March 31, 2008. Capital expenditures for the remainder of 2009 are estimated to range between $5.0 million and $6.0 million, primarily reflecting additional purchases of broadcasting equipment and building related improvements.

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

     As of March 31, 2009, we have recorded a cumulative adjustment of approximately $2.6 million to reduce the fair value of our investment in ARS, which has been reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not believe that the fair market value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans included in the collateral package by the United States Government) and our current intent to hold the ARS until the illiquidity in the ARS market is resolved. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $20.3 million and $15.9 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Total dividend payments on all Class A and Class B common shares in the three-month period ended March 31, 2009 were approximately $20.5 million as compared to $20.2 million in the prior year three-month period ended March 31, 2008. Assuming the continuation of these cash dividend rates of $0.36 and $0.24 per share and the same stock ownership, the estimated amount of dividends to be paid during the remainder of 2009 is estimated to be approximately $61.5 million.

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

     Our aggregate minimum payment obligations under these contracts as of March 31, 2009 were as follows:

	Payments due by period
	($ in millions)
				After
	2009	2010 - 2011	2012 - 2013	2013	Total
Long-term debt (including interest expense)	$1.0	$2.7	$1.7	$-	$5.4
Operating leases	1.6	2.9	1.5	0.9	6.9
Talent, employment agreements and other
commitments	16.2	25.1	8.1	11.0	60.4
Total commitments	$18.8	$30.7	$11.3	$11.9	$72.7

     We believe that cash generated from operations and our existing cash and short-term investment securities will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and the payment of quarterly dividends.

Application of Critical Accounting Policies

     There have been no additional changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2008 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of
	March 31, 2009	December 31, 2008
Pay-per-view accounts receivable	$11.5 million	$11.9 million
Home video reserve for returns	$6.4 million	$6.3 million
Publishing newsstand reserve for returns	$4.3 million	$6.3 million
Allowance for doubtful accounts	$5.1 million	$4.7 million
Inventory obsolescence reserve	$9.3 million	$9.0 million

Recent Accounting Pronouncements

     There are no other accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines; (v) continued decline in general economic conditions and disruption in financial markets could adversely affect our business; (vi) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, increasing our exposure to bad debts and potentially impacting our results of operations; (vii) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (viii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (ix) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (x) we face uncertainties associated with international markets; (xi) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xii) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xiii) we could incur substantial liabilities if pending litigation is resolved unfavorably; (xiv) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xv) we will continue to face the risk of impairment charges relating to our feature films if the demand for one or more of our films does not meet our expectations; (xvi) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvii) we could face a variety of risks if we expand into new or complementary business; (xviii) a substantial number of shares are eligible for sale by Mr. McMahon, and the sale of those shares could lower our stock price; (xix) our Class A common stock has a relatively small public “float”; and (xx) our live events schedule exposes us to risks inherent in large public events as well as travel to and from such events; In addition to these risks and uncertainties, our dividend is based on a number of factors, including our liquidity and historical and projected cash flow, strategic plan, our financial results and condition, contractual and legal restrictions on the payment of dividends and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Report and undue reliance should not be placed on these statements.

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

Item 4. Controls and Procedures

     Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2009. No change in internal control over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 12 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

     In addition to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2008, in light of the recently widely-reported outbreak of swine flu, the Company is adding the following risk factor relating to its domestic and international live events:

Our live events entail risks inherent in public live events.

     We hold numerous live events each year, both domestically and internationally. Certain risks are inherent in large events of this type as well as the travel to and from them. While we have never experienced significant difficulty in this regard, and believe we take appropriate safety and financial precautions in connection with our events, possible difficulties could occur including air and land travel accidents, the spread of illness such as the recently reported “swine flu” outbreak, injuries resulting from building problems or other equipment malfunction, violence, local labor strikes and other “force majeure” type events. These issues could result in cancelled events and other disruptions to our business as well as liability to other parties, any of which could materially and adversely affect our financial condition or results of operations.

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: May 7, 2009	By:	/s/ George A. Barrios
George A. Barrios
Chief Financial Officer