Form 10-Q
period 2009-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2009-08-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes _____       No      X

At July 20, 2009 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 25,183,155 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

Page #
Part I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Income Statements for the three and six months ended June 30, 2009
and June 30, 2008	2

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

Consolidated Statements of Cash Flows for the six months ended June 30, 2009
and June 30, 2008	4

Consolidated Statement of Stockholders’ Equity and Comprehensive
Income for the six months ended June 30, 2009	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 6. Exhibits	30

Signature	31

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net revenues	$138,794	$129,658	$246,619	$292,290

Cost of revenues	75,750	76,358	132,187	176,376
Selling, general and administrative expenses	31,372	37,596	62,229	70,621
Depreciation and amortization	3,593	3,719	7,376	6,191

Operating income	28,079	11,985	44,827	39,102

Investment income, net	1,175	1,476	1,791	3,221
Interest expense	88	104	179	214
Other income (expense), net	1,457	(1,617)	132	(2,293)

Income before income taxes	30,623	11,740	46,571	39,816

Provision for income taxes	10,749	4,709	16,375	13,260

Net income	$19,874	$7,031	$30,196	$26,556

Earnings per share – Basic
Net income	$0.27	$0.10	$0.41	$0.37

Earnings per share – Diluted
Net income	$0.27	$0.10	$0.41	$0.36

Weighted average common shares outstanding:

Basic	73,513	72,659	73,494	72,448
Diluted	74,279	73,659	74,137	73,243

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of	As of
	June 30,	December 31,
	2009	2008
CURRENT ASSETS:
Cash and equivalents	$162,906	$119,655
Short-term investments	45,375	57,686
Accounts receivable, net	59,108	60,133
Inventory, net	3,193	4,958
Prepaid expenses and other current assets	15,549	37,596
Total current assets	286,131	280,028

PROPERTY AND EQUIPMENT, NET	88,583	92,367
FEATURE FILM PRODUCTION ASSETS	29,707	31,657
INVESTMENT SECURITIES	22,698	22,299
INTANGIBLE ASSETS, NET	505	1,184
OTHER ASSETS	3,129	1,875
TOTAL ASSETS	$430,753	$429,410

CURRENT LIABILITIES:
Current portion of long-term debt	$1,042	$1,002
Accounts payable	19,510	18,334
Accrued expenses and other liabilities	34,188	27,121
Deferred income	10,836	11,875
Total current liabilities	65,576	58,332

LONG-TERM DEBT	3,341	3,872
NON-CURRENT TAX LIABILITY	8,356	7,232

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	252	252
Class B common stock	477	477
Additional paid-in capital	321,475	317,105
Accumulated other comprehensive income	1,775	1,171
Retained earnings	29,501	40,969
Total stockholders' equity	353,480	359,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$430,753	$429,410

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$30,196	$26,556
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization/write-off of feature film production assets	2,530	9,786
Revaluation of warrants	699	1,470
Depreciation and amortization	7,376	6,191
Realized (gains)/losses on sale of investments	(613)	348
Amortization of investment income	627	173
Stock compensation costs	3,036	5,733
Provision for doubtful accounts	1,847	233
Provision for inventory obsolescence	1,000	1,993
Reimbursement of operating expenses by principal shareholder	-	1,950
Benefit from deferred income taxes	(971)	(813)
Excess tax benefits from stock-based payment arrangements	(1)	(949)
Changes in assets and liabilities:
Accounts receivable	(823)	(23,151)
Inventory	765	(2,903)
Prepaid expenses and other assets	9,043	(2,672)
Feature film production assets	(1,311)	(22,968)
Accounts payable	1,177	671
Accrued expenses and other liabilities	21,244	(739)
Deferred income	(792)	2,169
Net cash provided by operating activities	75,029	3,078

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,875)	(15,461)
Purchase of film library assets	(37)	(182)
Purchase of investment securities	(18,806)	(93,899)
Proceeds from sales or maturities of investment securities	30,630	143,634
Net cash provided by investing activities	8,912	34,092

FINANCING ACTIVITIES:
Repayments of long-term debt	(492)	(455)
Dividends paid	(40,959)	(40,494)
Issuance of stock, net	508	457
Proceeds from exercise of stock options	252	4,717
Excess tax benefits from stock-based payment arrangements	1	949
Net cash used in financing activities	(40,690)	(34,826)

NET INCREASE IN CASH AND EQUIVALENTS	43,251	2,344
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	119,655	135,805
CASH AND EQUIVALENTS, END OF PERIOD	$162,906	$138,149

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2008	72,853	$729	$317,105	$1,171	$40,969	$359,974

Comprehensive income:
Net income					30,196	30,196
Translation adjustment				479		479
Unrealized holding loss, net of tax				535		535
Reclassification adjustment for (gains)
losses realized in net income, net of tax				(410)		(410)
Total comprehensive income						30,800

Stock issuances, net	24		409			409
Exercise of stock options	20		252			252
Excess tax benefits from stock based
payment arrangements			1			1
Dividends paid			705		(41,664)	(40,959)
Stock compensation costs			3,003			3,003
Balance, June 30, 2009	72,897	$729	$321,475	$1,775	$29,501	$353,480

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

     All intercompany balances are eliminated in consolidation. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. Effective April 1, 2009, as a result of reconsidering contract elements of certain international live event contracts, the accounting treatment for these transactions was changed prospectively to reflect these transactions on a gross basis pursuant to the guidance of EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). Previously, these contracts were incorrectly reported on a net basis pursuant to EITF 99-19. The impact of the accounting of these contracts prior to April 1, 2009 was not material to any of the periods presented, and therefore, have not been adjusted.

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Recent Accounting Pronouncements

     In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). This FSP provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The adoption of FSP 157-4 did not have a material impact on our Consolidated Financial Statements.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 requires the disclosure of the fair value of financial instruments within the scope of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The adoption of FSP FAS 107-1 did not have a material impact on our Consolidated Financial Statements.

     In April 2009, the FASB issued FSP Nos. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. The adoption of this FSP FAS 115-2 did not have a material impact on our Consolidated Financial Statements.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), to incorporate the accounting and disclosure requirements for subsequent events into U.S. GAAP. SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted SFAS 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 7, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of GAAP, a replacement of FASB Statement No. 162 (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. We expect to conform our financial statements and related Notes to the new Codification for the quarter ended September 30, 2009.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

2. Share Based Compensation

     Under SFAS 123(R), Share Based Payments, compensation expense relating to grants of restricted stock units (RSUs) and performance stock units (PSUs) are recognized over the period during which the employee rendered service to the Company necessary to earn the award. Stock based compensation cost was approximately $1,903 and $2,928 for the three months ended June 30, 2009 and 2008, respectively, and $3,036 and $5,733 for the six months ended June 30, 2009 and 2008, respectively.

     During 2008, we granted approximately 471,500 PSUs under our 2007 Omnibus Incentive Plan (“Plan”) at a weighted average price per share of $18.83 as part of the Plan. Based on the financial results for the year ended December 31, 2008, approximately 310,800 PSUs were ultimately issued in 2009 related to this grant at an average price per share of $9.73.

     During the six months ended June 30, 2009, we granted 17,500 RSUs under our Plan at a weighted average grant date fair value of $9.58 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $155. The compensation is being amortized over the service period, which is approximately three years. At June 30, 2009, 367,609 RSUs were unvested with a weighted average fair value of $15.25 per share.

     During the six months ended June 30, 2009, we granted 586,500 PSUs as part of the Plan at a weighted average price per share of $9.91. Total compensation cost related to these PSUs, based on the estimated value of the units on the issuance date, net of estimated forfeitures, is $6,777. This issuance is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2009. The compensation is being amortized over the service period, which is approximately three and one-half years. If these goals are met, the shares granted will vest in equal annual installments. At June 30, 2009, an aggregate of 1,176,101 PSUs were unvested with a weighted average fair value of $13.83 per share.

3. Stockholders’ Equity

     Beginning in February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A shares not held by the McMahon family. The quarterly dividend on all Class B shares, held by members of the McMahon family and their respective trusts, will remain at $0.24 per share for a period of three years. Accordingly, we paid cash dividends of $40,959 and $40,494 for the six months ended June 30, 2009 and June 30, 2008, respectively.

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Basic	73,512,563	72,658,648	73,493,827	72,447,763
Diluted	74,278,719	73,659,007	74,137,345	73,242,936
Dilutive effect of outstanding options and restricted
stock units	763,710	996,559	639,775	787,931
Anti-dilutive outstanding options	624,791	-	624,791	157,000

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     Net income or loss per share of Class A Common Stock and Class B Common Stock is computed in accordance with SFAS 128, Earnings per Share using the two-class method. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive. As there were no undistributed earnings for the three and six months ended June 30, 2009, basic and diluted income per share was the same for both the Class A and Class B shareholders.

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $35,318 and $59,278 for the three and six months ended June 30, 2009, respectively, and $43,255 and $77,230 for the three and six months ended June 30, 2008, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net revenues:
Live and Televised Entertainment	$109,209	$86,779	$173,290	$186,620
Consumer Products	20,927	32,420	53,996	75,825
Digital Media	7,912	7,884	14,841	15,965
WWE Studios	746	2,575	4,492	13,880
Total net revenues	$138,794	$129,658	$246,619	$292,290

Depreciation and amortization:
Live and Televised Entertainment	$1,913	$1,624	$3,815	$2,702
Consumer Products	353	344	707	681
Digital Media	302	488	575	699
WWE Studios	-	-	-	-
Corporate	1,025	1,263	2,279	2,109
Total depreciation and amortization	$3,593	$3,719	$7,376	$6,191

Operating income:
Live and Televised Entertainment	$42,556	$25,232	$63,945	$51,264
Consumer Products	11,308	16,936	30,841	42,468
Digital Media	1,308	1,917	2,451	3,922
WWE Studios	(500)	1,837	1,283	3,373
Corporate	(26,593)	(33,937)	(53,693)	(61,925)
Total operating income	$28,079	$11,985	$44,827	$39,102

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

	As of
	June 30,	December 31,
	2009	2008
Assets:
Live and Televised Entertainment	$137,548	$110,263
Consumer Products	17,044	19,910
Digital Media	8,978	10,430
WWE Studios	41,237	52,568
Unallocated	225,946	236,239
Total assets	$430,753	$429,410

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2009	2008
Land, buildings and improvements	$73,533	$72,061
Equipment	68,372	71,140
Corporate aircraft	20,858	20,858
Vehicles	537	634
	163,300	164,693
Less accumulated depreciation and amortization	(74,717)	(72,326)
Total	$88,583	$92,367

     Depreciation and amortization expense for property and equipment was $3,239 and $6,669 for the three and six months ended June 30, 2009 as compared to $3,375 and $5,510 for the three and six months ended June 30, 2008.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	June 30,	December 31,
	2009	2008
Feature film productions:
In release	$26,614	$5,871
In production	-	22,666
Completed but not released	2,372	2,173
In development	721	947
Total	$29,707	$31,657

     During the current year, we released one theatrical release, 12 Rounds, and one Direct-to-DVD film, Behind Enemy Lines: Colombia. 12 Rounds was released on March 27, 2009, and has earned approximately $12,235 in gross domestic box office receipts as of June 30, 2009. 12 Rounds comprises $19,667 of our “In release” feature film assets. Behind Enemy Lines: Colombia was released in January and comprises $2,392 of “In release” feature film assets.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of June 30, 2009, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     We estimate that approximately 40% of “In release” film production assets are estimated to be amortized over the next twelve months and approximately 67% of “In release” film production assets are estimated to be amortized over the next three years. These percentages are lower based on our release of two films in the current year and the delay in the associated amortization of the asset until revenue can be recorded. We participate in revenues generated under the distribution of films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

     We completed filming of one Direct-to-DVD film titled The Marine 2, which is tentatively scheduled for release in early 2010. In addition to the capitalized production costs related to our films previously released and completed but not released, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned. During the three and six months ended June 30, 2009, we expensed $808 of previously capitalized development costs related to abandoned projects. No film projects were written off for the three and six month ended June 30, 2008.

8. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years. The net carrying amount of our intangible assets was $505 and $1,184 as of June 30, 2009 and December 31, 2008, respectively.

     Amortization expense was $354 and $707 for the three and six months ended June 30, 2009 as compared to $344 and $681 for the three and six months ended June 30, 2008. Estimated future amortization expense is $303, $156, $43 and $3 for the years ending December 31, 2009, 2010, 2011 and 2012, respectively.

9. Investment Securities and Short-Term Investments

     Investment securities consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,850	$(2,152)	$22,698
Municipal bonds	42,629	491	43,120
Corporate bonds	2,292	(37)	2,255
Total	$69,771	$(1,698)	$68,073

	December 31, 2008
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,850	$(2,551)	$22,299
Municipal bonds	56,854	756	57,610
Other	123	(47)	76
Total	$81,827	$(1,842)	$79,985

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     On February 13, 2008, we started to experience difficulty in selling our investments in auction rate securities (“ARS”) due to multiple failures of the auction mechanism that provided liquidity to these investments. All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested has failed to make an interest payment when due. Our ARS will continue to be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As we maintain a strong liquidity position, we have no intent to sell the securities. We believe that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

     As of June 30, 2009, we recorded a cumulative adjustment to reduce the fair value of our investment in ARS of $2,152, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair market value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

10. Fair Value Measurement

     Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of June 30, 2009:

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	June 30,
	Markets (Level 1)	(Level 2)	(Level 3)	2009
Municipal bonds	$-	$43,120	$-	$43,120
Auction rate securities	-	-	22,698	22,698
Corporate bonds	-	2,255	-	2,255
Other	-	427	-	427
Total	$-	$45,802	$22,698	$68,500

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

     We have classified our investment in ARS within Level 3. Starting in February 2008, we experienced difficulty selling our investment in ARS due to multiple failures of the auction mechanism that provided liquidity to these investments. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The fair value of the ARS, as consistent with prior periods, was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     The table below includes a roll forward of our Level 3 assets (ARS) from January 1, 2009 to June 30, 2009.

Significant
Unobservable Inputs
(Level 3)
Fair value January 1, 2009	$22,299
Purchases	-
Sales	-
Transfers in	-
Unrealized gain	399
Total	$22,698

11. Tax Credits

     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when we have reasonable assurance regarding the amount of the tax credits.

12. Income Taxes

     At June 30, 2009, we have $6,972 of unrecognized tax benefits, which if recognized, would affect our effective tax rate.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $1,463 of accrued interest related to uncertain tax positions as of June 30, 2009.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2006.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $2,756 within 12 months of June 30, 2009.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

13. Commitments and Contingencies

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

     In a non-precedential and unpublished summary order dated May 19, 2009, the U.S. Court of Appeals for the Second Circuit affirmed the judgment of the district court solely on the grounds that our claims for violations of RICO and the Sherman Act were time-barred.

IPO Class Action

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

     In or around March 2009, the parties agreed to a global settlement of the litigation in its entirety. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of settlement, which was granted by the court by order dated June 10, 2009.

Levy et al.

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

     On February 24, 2009, the court granted our motion to dismiss, dismissing all of the plaintiffs’ claims with prejudice. On March 10, 2009, the plaintiffs filed a motion to alter or amend and/or for relief from judgment. The plaintiffs’ motion was denied on July 31, 2009.

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

Results of Operations

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008 (Dollars in millions, except as noted)

Summary

	June 30,	June 30,	better
Net Revenues	2009	2008	(worse)
Live and Televised Entertainment	$109.2	$86.8	26%
Consumer Products	20.9	32.4	(35%)
Digital Media	7.9	7.9	-
WWE Studios	0.8	2.6	(69%)
Total	$138.8	$129.7	7%

	June 30,	June 30,	better
Cost of Revenues:	2009	2008	(worse)
Live and Televised Entertainment	$62.2	$57.6	(8%)
Consumer Products	8.1	13.9	42%
Digital Media	4.5	4.5	-
WWE Studios	0.9	0.4	(125%)
Total	$75.7	$76.4	1%
Profit contribution margin	45%	41%

	June 30,	June 30,	better
Operating Income:	2009	2008	(worse)
Live and Televised Entertainment	$42.6	$25.2	69%
Consumer Products	11.3	16.9	(33%)
Digital Media	1.3	1.9	(32%)
WWE Studios	(0.5)	1.8	(128%)
Corporate	(26.6)	(33.8)	21%
Total operating income	$28.1	$12.0	134%
Net income	$19.9	$7.0	184%

     Our comparative results were significantly impacted by the timing of our annual WrestleMania pay-per-view event. WrestleMania XXV occurred in the second quarter of 2009. In 2008, WrestleMania XXIV occurred in the first quarter. WrestleMania XXV contributed approximately $32.2 million of revenues and $15.0 million of profit contribution ($9.7 million, net of tax) to our current quarter results.

     Our Live and Televised Entertainment segment revenues increased primarily due to the $32.2 million timing difference for WrestleMania discussed previously. Our Consumer Products segment reflected a 54% decrease in home video revenue, reflecting a decline in catalog titles, in addition to a general decline in demand across the industry. WWE Studios revenue reflects amounts earned from three of our feature films, The Marine, See No Evil and The Condemned, which were released in 2006, 2006 and 2007, respectively, and vary based upon the receipt of participation statements from our distribution partners.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	June 30,	June 30,	better
Live and Televised Entertainment Revenues	2009	2008	(worse)
Live events	$34.4	$35.3	(3%)
Number of North American events	51	52	(2%)
Average North American attendance	8,200	6,900	19%
Average North American ticket price (dollars)	$46.25	$40.13	15%
Number of international events	27	31	(13%)
Average international attendance	8,100	9,100	(11%)
Average international ticket price (dollars)	$62.77	$96.26	(35%)
Venue merchandise	$6.3	$5.2	21%
Domestic per capita spending (dollars)	$11.26	$10.85	4%

Pay-per-view	$35.6	$17.9	99%
Number of pay-per-view events	5	4	25%
Number of buys from pay-per-view events	1,819,000	1,063,500	71%
Average revenue per buy (dollars)	$19.14	$16.53	16%
Domestic retail price WrestleMania (dollars)	$54.95	N/A	N/A
Domestic retail price other events (dollars)	$39.95	$39.95	-

Television rights fees
Domestic	$18.4	$15.3	20%
International	$9.9	$9.4	5%

Television advertising	$1.7	$1.9	(11%)

WWE Classics On Demand	$1.5	$1.8	(17%)

Other	$1.4	-	-
Total live and televised entertainment	$109.2	$86.8	26%

Ratings
Average weekly household ratings for Raw	3.8	3.4	12%
Average weekly household ratings for SmackDown	1.9	2.4	(21%)
Average weekly household ratings for ECW	1.2	1.2	-

	June 30,	June 30,	better
Cost of Revenues-Live and Televised Entertainment	2009	2008	(worse)
Live events	$22.2	$25.2	12%
Venue merchandise	3.5	2.7	(30%)
Pay-per-view	15.5	7.8	(99%)
Television	18.2	19.9	9%
WWE Classics on Demand	0.4	0.6	33%
Advertising	0.1	0.2	50%
Other	2.4	1.2	(100%)
Total	$62.3	$57.6	(8%)
Profit contribution margin	43%	34%

     Live events revenues decreased primarily through the lower performance of our international events, partially offset by the impact of our annual WrestleMania event, which occurred in the second quarter of 2009 as compared to the first quarter in 2008. The profit contribution margin for live events was 35% as compared to 29% in the prior year quarter. The international events in the prior year quarter included several events in Europe that are historically strong performing events. Average attendance at our North American events was approximately 8,200 in the current quarter as compared to 6,900 in the prior year. The average ticket price for North American events was $46.25 in the current quarter as compared to $40.13 in the prior year. Excluding the impact of WrestleMania, North American average attendance and ticket price was 7,200 and $34.47, respectively, in the current quarter. In the prior year, 4 of the 29 international events performed were recorded as buy-out deals that provided minimum guarantees of profit for WWE. In the current year, it was determined that these 4 events should have been recorded on a gross basis. Had these events been recorded on a gross basis, revenues and expenses would have each increased by approximately $1.3 million in 2008, with no change to profit. See Note 1 to the unaudited Consolidated Financial Statements.

     Venue merchandise revenues increased 21% from the prior year quarter primarily due to a 4% increase in per capita spending by our fans. Revenues from our WrestleMania XXV event contributed approximately $1.4 million, or 22%, of the quarterly venue merchandise revenue. The profit contribution margin decreased from 48% to 44% in the current quarter due to increased costs of material.

     Pay-per-view revenues increased $17.7 million in the current quarter which reflects the impact of WrestleMania XXV. WrestleMania XXV generated approximately one million pay-per-view buys in the current quarter, or approximately $21.0 million in related revenues. Pay-per-view buys for the three events that occurred in both 2009 and 2008 decreased approximately 4% in the current quarter. Pay-per-view profit contribution margin was 57% for both the current quarter and prior year quarter.

     WWE Classics On Demand, our subscription based video-on-demand service, reflected a 17% decrease in revenues in the current quarter based on weaker international performance. Currently, WWE Classics on Demand is offered in approximately 80% of video-on-demand enabled homes in the United States.

     The increase in television rights fees reflects rate increases both in domestic and international markets as well as the addition of our new domestic show WWE Superstars on WGN, which began in April 2009. Television cost of revenues has declined based upon improvements in cost containment for our televised events.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	June 30,	June 30,	better
Consumer Products Revenues	2009	2008	(worse)
Licensing	$9.0	$8.9	1%
Magazine publishing	$3.1	$4.3	(28%)
Net units sold	843,800	1,006,600	(16%)
Home video	$8.6	$18.5	(54%)
Gross units shipped	832,800	1,312,100	(37%)
Other	$0.2	$0.7	(71%)
Total	$20.9	$32.4	(35%)

	June 30,	June 30,	better
Cost of Revenues-Consumer Products	2009	2008	(worse)
Licensing	$2.0	$2.4	17%
Magazine publishing	2.4	3.3	27%
Home video	3.6	7.7	53%
Other	0.1	0.5	80%
Total	$8.1	$13.9	42%
Profit contribution margin	61%	57%

     Licensing revenues were essentially unchanged from the prior year quarter, as increases in videogames and apparel were offset by lower sales performance in our toys business line. The decrease in the licensing cost of revenues was primarily due to lower amounts paid to our talent based on changes in our product mix.

     Magazine publishing revenues decreased primarily due to publishing one special issue magazine in the current quarter, as compared to three issues in the prior year quarter. We published three WWE magazines and two WWE Kids magazines in both the current quarter and prior year quarter. Magazine publishing cost of revenues decreased primarily due to lower paper, printing and engraving costs, as compared to the prior year.

     Home video revenues decreased by 54% in the current quarter, due to a weaker performance in our catalog and pay-per-view event titles, as well as a general decline in the home video industry. Home video cost of revenues reflects a decrease in expenses associated with distribution and duplication based on the decline in units sold. Profit contribution margin was 59% in the current period as compared to 58% in the prior year quarter.

     The following chart provides performance results and key drivers for our Digital Media segment:

	June 30,	June 30,	better
Digital Media Revenues	2009	2008	(worse)
WWE.com	$4.5	$4.0	13%
WWEShop	$3.4	$3.9	(13%)
Average revenues per order (dollars)	$51.97	$53.18	(2%)
Total	$7.9	$7.9	-

	June 30,	June 30,	better
Cost of Revenues-Digital Media	2009	2008	(worse)
WWE.com	$2.2	$1.9	(16%)
WWEShop	$2.3	$2.6	12%
Total	$4.5	$4.5	-
Profit contribution margin	43%	43%

     WWE.com revenues increased primarily due to additional advertising sold on our website and higher pay-per-view webcast revenue. The increase in WWE.com cost of revenues reflects additional support costs to operate our various web-based activities.

     WWEShop revenues declined due in part to a 13% decline in the number of orders processed to approximately 62,000 in the current quarter. In addition, the average amount spent by customers per order declined by approximately 2% to $51.97.

WWE Studios

     We recorded revenue of $0.8 million in the current quarter related to two of our three prior theatrical releases, The Marine, See No Evil and The Condemned, as compared to $2.6 million in the prior year quarter. During the first quarter of 2009 we released our fourth feature film, 12 Rounds as well as a Direct-to-DVD film, Behind Enemy Lines: Colombia. 12 Rounds generated approximately $12.2 million in gross domestic box office receipts and was released domestically on DVD on June 30, 2009. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us. As such, no revenues have been recorded for 12 Rounds or Behind Enemy Lines: Colombia.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	June 30,	June 30,	better
	2009	2008	(worse)
Staff related	$14.3	$14.2	(1%)
Legal, accounting and other professional	3.5	5.1	31%
Stock compensation costs	1.9	2.9	34%
Advertising and promotion	0.8	5.1	84%
All other	10.8	10.3	(5%)
Total SG&A	$31.3	$37.6	17%
SG&A as a percentage of net revenues	23%	29%

     Stock compensation expense in the current quarter declined based on a reduced number of shares issued at a lower price as compared to the prior year. Legal, accounting and professional fees declined primarily as a result of decreased legal activity. Advertising and promotion costs in the prior year quarter included $3.5 million associated with our McMahon’s Million Dollar Mania™ brand awareness campaign. The All other category includes approximately $1.2 million of additional bad debt expense primarily due to international customers.

	June 30,	June 30,	better
	2009	2008	(worse)
Depreciation and amortization	$3.6	$3.7	3%

Investment income, net	$1.2	$1.5	(20%)

The decrease reflects lower interest rates on investments and lower average balances.

Other income (expense), net	$1.5	$(1.6)	194%

     Other income (expense), net includes realized foreign exchange gains and losses and the revaluation of warrants held in certain licensees.

	June 30,	June 30,
	2009	2008
Provision for income taxes	$10.7	$4.7
Effective tax rate	35%	40%

     The prior year quarter included the recording of additional FIN 48 liabilities.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008
(Dollars in millions, except as noted)

Summary

	June 30,	June 30,	better
Net Revenues	2009	2008	(worse)
Live and Televised Entertainment	$173.3	$186.6	(7%)
Consumer Products	54.0	75.8	(29%)
Digital Media	14.8	16.0	(8%)
WWE Studios	4.5	13.9	(68%)
Total	$246.6	$292.3	(16%)

	June 30,	June 30,	better
Cost of Revenues:	2009	2008	(worse)
Live and Televised Entertainment	$100.6	$127.7	21%
Consumer Products	20.2	29.7	32%
Digital Media	8.8	9.2	4%
WWE Studios	2.6	9.8	73%
Total	$132.2	$176.4	25%
Profit contribution margin	46%	40%

	June 30,	June 30,	better
Operating Income:	2009	2008	(worse)
Live and Televised Entertainment	$63.9	$51.3	25%
Consumer Products	30.8	42.4	(27%)
Digital Media	2.5	3.9	(36%)
WWE Studios	1.3	3.4	(62%)
Corporate	(53.7)	(61.9)	13%
Total operating income	$44.8	$39.1	15%
Net income	$30.2	$26.6	14%

     Our Live and Televised Entertainment segment revenues reflected a 13% decrease in live events revenue and a 17% decrease in pay-per-view revenue. Our Consumer Products segment reflected a 45% decrease in home video revenue and an 18% decrease in licensing based revenues. Our Digital Media segment reflected decreased WWEShop revenues of approximately 15%.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	June 30,	June 30,	better
Live and Televised Entertainment Revenues	2009	2008	(worse)
Live events	$52.4	$59.9	(13%)
Number of North American events	134	118	14%
Average North American attendance	6,900	7,000	(1%)
Average North American ticket price (dollars)	$39.18	$43.12	(9%)
Number of international events	31	39	(21%)
Average international attendance	8,200	9,100	(10%)
Average international ticket price (dollars)	$62.77	$85.36	(26%)
Venue merchandise	$10.9	$10.8	1%
Domestic per capita spending (dollars)	$10.20	$11.06	(8%)

Pay-per-view	$49.2	$59.1	(17%)
Number of pay-per-view events	7	7	-
Number of buys from pay-per-view events	2,600,000	3,100,000	(16%)
Average revenue per buy (dollars)	$18.17	$18.85	(4%)
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	-
Domestic retail price other events (dollars)	$39.95	$39.95	-

Television rights fees
Domestic	$34.1	$30.2	13%
International	$19.1	$18.5	3%

Television advertising	$3.1	$3.3	(6%)

WWE Classics on Demand	$3.0	$3.4	(12%)
Other	$1.5	$1.4	7%
Total live and televised entertainment	$173.3	$186.6	(7%)

Ratings
Average weekly household ratings for Raw	3.8	3.5	9%
Average weekly household ratings for SmackDown	2.1	2.6	(19%)
Average weekly household ratings for ECW	1.3	1.3	-

	June 30,	June 30,	better
Cost of Revenues-Live and Televised Entertainment	2009	2008	(worse)
Live events	$34.5	$40.6	15%
Venue merchandise	6.4	6.4	-
Pay-per-view	20.5	35.7	43%
WWE Classics on Demand	0.7	1.1	36%
Advertising	0.3	0.4	25%
Television	34.7	39.4	12%
Other	3.5	4.1	15%
Total	$100.6	$127.7	21%
Profit contribution margin	42%	32%

     Live events revenues decreased primarily as a result of lower average ticket prices at our international and domestic events of 26% and 9%, respectively. The overall profit contribution margin was 34% in the current period as compared to 32% in the prior year. In the prior year, nine of the international events performed were recorded as buy-out deals. In the current year it was determined that these nine events in 2008, and four events in 2009, should have been recorded on a gross basis. Had these deals been recorded on a gross basis, revenues and expenses would have each increased by approximately $3.4 million in 2008 and approximately $1.3 million in 2009, with no change to profit. See Note 1 to the unaudited Consolidated Financial Statements.

     Venue merchandise revenues and cost of revenues were essentially unchanged from the prior year period. The overall profit contribution margin was 42% in the current period as compared to 41% in the prior year.

     Pay-per-view revenues reflect an 11% decrease in total buys for the six events that occurred in both the current and prior year period. We recorded approximately 1.0 million buys for both WrestleMania XXV in the current period and WrestleMania XXIV in the prior year period. The decrease in pay-per-view cost of revenues in the current period reflects reductions in staging, advertising and guest talent costs for WrestleMania XXV in the current year. The profit contribution margin for pay-per-view increased to 58% in the current period from 36% in the prior year.

     WWE Classics On Demand generated 12% lower revenues in the current period based on weaker international performance. WWE Classics on Demand is currently offered in approximately 80% of video-on-demand enabled homes in the United States.

     Advertising revenues for the current period are primarily comprised of the sale of various sponsorships and the sale of advertising on our Canadian television programs. The slight decrease in the current period primarily reflects a decline of $0.9 million in advertising on our Canadian television programs, partially offset by greater sponsorship advertising revenue.

     The increase in television rights fees reflects contractual increases both domestically and in international territories as well as the addition of our new domestic show WWE Superstars on WGN. The decrease in television cost of revenues reflects lower production and staging costs incurred related to fewer international television productions as compared to the prior period.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	June 30,	June 30,	better
Consumer Products Revenues	2009	2008	(worse)
Licensing	$28.8	$35.1	(18%)
Magazine publishing	$6.5	$7.2	(10%)
Net units sold	2,000,600	2,521,400	(21%)
Home video	$17.8	$32.5	(45%)
Gross units shipped	1,737,400	2,514,600	(31%)
Other	0.9	1.0	(10%)
Total	$54.0	$75.8	(29%)

	June 30,	June 30,	better
Cost of Revenues-Consumer Products	2009	2008	(worse)
Licensing	$7.1	$8.9	20%
Magazine publishing	5.1	6.0	15%
Home video	7.4	14.1	48%
Other	0.6	0.7	14%
Total	$20.2	$29.7	32%
Profit contribution margin	63%	61%

     Licensing revenues decreased 18% in the current period, due to a decline in royalties earned on sales of videogames and toys in the current period. Videogame revenue decreased by approximately $4.4 million in the current period, reflecting a decline in the performance of our SmackDown vs. Raw 2009 title. The decrease in the licensing cost of revenues reflects lower talent royalties as a result of the decline in revenue and the mix of products sold.

     Magazine publishing revenue decreased by 10% in the current period. We published six issues of WWE Magazine in both the current and prior year period. We also published two special issues and five WWEKids Magazine issues in the current period as compared to four special issues and two WWEKids magazine issues in the prior year. Decreased paper, printing and distribution costs contributed to the lower magazine publishing cost of revenues in the current period.

     Home video revenues decreased by 45% in the current period, due to the release of four fewer titles, a weakening in the sale of our catalog titles and a general decline in the home video industry. Home video cost of revenues reflects a decrease in expenses associated with distribution and duplication as well as lower talent royalties for our home video products. This decrease in expenses led to a slight increase in the profit contribution margin to 58% as compared to 57% in the prior year period.

     The following chart provides performance results and key drivers for our Digital Media segment:

	June 30,	June 30,	better
Digital Media Revenues	2009	2008	(worse)
WWE.com	$8.4	$8.5	(1%)
WWEShop	6.4	7.5	(15%)
Average revenues per order (dollars)	$50.82	$52.20	(3%)
Total	$14.8	$16.0	(8%)

	June 30,	June 30,	better
Cost of Revenues-Digital Media	2009	2008	(worse)
WWE.com	$4.4	$4.0	(10%)
WWEShop	4.4	5.2	15%
Total	$8.8	$9.2	4%
Profit contribution margin	41%	43%

     WWE.com revenues declined slightly due to a reduction in wireless content sales in the current period.

     WWEShop revenue reflects a 12% decrease in the number of orders processed to 122,000 in the current period. WWE.com cost of revenue increased due to higher service fees associated with the content distribution.

WWE Studios

     We recorded revenue of $4.5 million in the current period related to our three theatrical releases The Marine, See No Evil and The Condemned, as compared to $13.9 million in the prior year period. During the current period we released our fourth feature film, 12 Rounds as well as one Direct-to-DVD film, Behind Enemy Lines: Colombia. 12 Rounds generated approximately $12.2 million in gross domestic box office receipts. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us. As such, no revenues have been recorded for 12 Rounds or Behind Enemy Lines: Colombia.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	June 30,	June 30,	better
	2009	2008	(worse)
Staff related	$30.3	$27.7	(9%)
Legal, accounting and other professional	7.4	9.0	18%
Stock compensation costs	3.0	5.7	47%
Advertising and promotion	2.2	8.3	73%
All other	19.3	19.9	3%
Total SG&A	$62.2	$70.6	12%
SG&A as a percentage of net revenues	25%	24%

The increase in staff related expenses reflects the impact of our corporate restructuring of approximately $2.2 million in severance related costs. Stock compensation costs in the prior year period reflect additional expense based on the Company exceeding the EBITDA target and the subsequent issuance of additional stock. Legal, accounting and professional fees in the current period reflect a decrease in legal case activity. Advertising and promotion costs in the prior year reflect $3.5 million associated with our McMahon’s Million Dollar Mania brand awareness campaign. Advertising and promotion in the current period also benefited from a strategic conservative approach for brand awareness and general promotional activities.

	June 30,	June 30,	better
	2009	2008	(worse)
Depreciation and amortization	$7.4	$6.2	(19%)

The increase reflects the higher asset balance related to our high definition broadcasting equipment.

Investment income, net	$1.8	$3.2	(44%)

The decrease reflects lower interest rates on investments and lower average balances.

Other income (expense), net	$0.1	$(2.3)	104%

     Other income (expense), net includes a mark-to-market adjustment for the revaluation of warrants held in certain licensees.

	June 30,	June 30,
	2009	2008
Provision for income taxes	$16.4	$13.3
Effective tax rate	35%	33%

     The effective tax rate in the prior period reflects the recognition of previously unrecognized tax benefits.

Liquidity and Capital Resources

     Cash flows from operating activities for the six months ended June 30, 2009 and June 30, 2008 were $75.0 million and $3.1 million, respectively. During the six months ended June 30, 2009, we spent approximately $1.3 million on film projects associated with WWE Studios as compared to $23.0 million in the prior year period. Working capital, consisting of current assets less current liabilities, was $220.6 million as of June 30, 2009 and $221.7 million as of December 31, 2008.

     We have access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when we have reasonable assurance that receipt of the tax credits will occur.

     Cash flows provided by investing activities were $8.9 million and $34.1 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Capital expenditures for the six months ended June 30, 2009 were $2.9 million as compared to $15.5 million for the six months ended June 30, 2008. Capital expenditures for the remainder of 2009 are estimated to range between $3.0 million and $4.0 million, primarily reflecting additional purchases of television equipment and building related improvements.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. In February 2008, we started to experience difficulty in selling our ARS due to multiple failures of the auction mechanism that provided liquidity to these investments. All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested has failed to make an interest payment when due. Our ARS will continue to be auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As we maintain a strong liquidity position, our intent is not to sell the security and we believe that we have the ability to hold our ARS until one of the aforementioned remedies occur.

     As of June 30, 2009, we have recorded a cumulative adjustment of approximately $2.2 million to reduce the fair value of our investment in ARS, which has been reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not believe that the fair market value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans included in the collateral package by the United States Government), our intent not to sell the security and our determination that it is not more likely than not that we will be required to sell the security before recovery of its anticipated amortized cost basis. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $40.7 million and $34.8 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Total dividend payments on all Class A and Class B common shares in the six month period ended June 30, 2009 were approximately $41.0 million as compared to $40.5 million in the prior year six month period ended June 30, 2008. Assuming the continuation of these cash dividend rates of $0.36 and $0.24 per share and the same stock ownership, the estimated amount of dividends to be paid during the remainder of 2009 is estimated to be approximately $41.0 million.

Contractual Obligations

     In addition to long-term debt, we have entered into various other contracts under which we are required to make guaranteed payments, including:

  Various operating leases for office space and equipment.

  Employment contract with Vincent K. McMahon, which runs through October 2010, with annual renewals thereafter if not terminated by Mr. McMahon or us, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract. Mr. McMahon waives all of his compensation under these agreements, except for a salary of $850,000 per year.

  Employment contract with Linda E. McMahon, which runs through October 2010, with annual renewals thereafter if not terminated by Mrs. McMahon or us. Mrs. McMahon waives compensation under this agreement, except for a salary of $500,000 per year.

  Other employment contracts which are generally for one to three-year terms.

  Service contracts with certain of our independent contractors, including our talent, which are generally for one to four-year terms.

     Our aggregate minimum payment obligations under these contracts as of June 30, 2009 were as follows:

	Payments due by period
	($ in millions)
				After
	2009	2010 - 2011	2012 - 2013	2013	Total
Long-term debt (including interest expense)	$0.7	$2.7	$1.7	$-	$5.1
Operating leases	1.2	2.9	1.5	0.9	6.5
Talent, employment agreements and other
commitments	11.7	14.2	7.2	8.9	42.0
Total commitments	$13.6	$19.8	$10.4	$9.8	$53.6

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

As of
	June 30, 2009	December 31, 2008
Pay-per-view accounts receivable	$20.1 million	$11.9 million
Home video reserve for returns	$7.1 million	$6.3 million
Publishing newsstand reserve for returns	$4.0 million	$6.3 million
Allowance for doubtful accounts	$5.2 million	$4.7 million
Inventory obsolescence reserve	$9.4 million	$9.0 million

Recent Accounting Pronouncements

     There are no other accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines; (v) continued decline in general economic conditions and disruption in financial markets could adversely affect our business; (vi) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, increasing our exposure to bad debts and potentially impacting our results of operations; (vii) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (viii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (ix) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (x) we face uncertainties associated with international markets; (xi) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xii) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xiii) we could incur substantial liabilities if pending litigation is resolved unfavorably; (xiv) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xv) we will continue to face the risk of impairment charges relating to our feature films if the demand for one or more of our films does not meet our expectations; (xvi) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xvii) we could face a variety of risks if we expand into new or complementary business; (xviii) a substantial number of shares are eligible for sale by Mr. McMahon, and the sale of those shares could lower our stock price; (xix) our Class A common stock has a relatively small public “float”; and (xx) our live events schedule exposes us to risks inherent in large public events as well as travel to and from such events. In addition to these risks and uncertainties, our dividend is based on a number of factors, including our liquidity and historical and projected cash flow, strategic plan, our financial results and condition, contractual and legal restrictions on the payment of dividends and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Report and undue reliance should not be placed on these statements.

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

Item 4. Controls and Procedures

     Under the direction of our Chairman and Chief Executive Officer, as co-principal executive officers, and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2009. No change in internal control over financial reporting occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 13 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on May 1, 2009.

(c)	(i) At the meeting, all ten Directors of the Company were reelected as follows:

	Votes
Nominees	For	Withheld
Vincent K. McMahon	495,039,679	4,711,318
Linda E. McMahon	495,517,316	4,233,680
David Kenin	499,404,301	346,696
Joseph H. Perkins	499,061,799	689,197
Frank A. Riddick, III	499,398,678	352,318
Michael B. Solomon	499,410,187	340,810
Jeffrey R. Speed	499,411,475	339,522
Lowell P. Weicker, Jr.	499,091,603	659,394
Donna Goldsmith	494,529,890	5,181,107
Kevin Dunn	494,872,363	4,878,633

(ii) The appointment of Deloitte and Touche LLP as the independent auditors for the year ending December 31, 2009 was ratified by stockholders as follows:

FOR	AGAINST	ABSTAIN
499,378,900	344,616	31,174

Item 6. Exhibits

(a.) Exhibits

10.19 Employment agreement, dated June 15, 2009, between the Company and Mike Pavone (filed herewith).*

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

* Compensatory Agreement

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)

Dated: August 6, 2009	By:	/s/ George A. Barrios
George A. Barrios
Chief Financial Officer