Form 10-Q
period 2009-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2009-11-06
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes _____       No      X

At October 12, 2009 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 25,586,976 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

		Page #
Part I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Income Statements for the three and nine months ended September 30, 2009
	and September 30, 2008	2

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009
	and September 30, 2008	4

	Consolidated Statement of Stockholders’ Equity and Comprehensive
	Income for the nine months ended September 30, 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A. Risk Factors		30

Item 6.	Exhibits	30

	Signature	31

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net revenues	$111,254	$108,782	$357,873	$401,072

Cost of revenues	60,077	66,279	192,264	242,655
Selling, general and administrative expenses	33,108	31,263	95,337	101,884
Depreciation and amortization	3,578	3,330	10,954	9,521

Operating income	14,491	7,910	59,318	47,012

Investment income, net	704	1,290	2,495	4,511
Interest expense	(82)	(110)	(261)	(324)
Other income (expense), net	168	(1,356)	300	(3,649)

Income before income taxes	15,281	7,734	61,852	47,550

Provision for income taxes	6,342	2,460	22,717	15,720

Net income	$8,939	$5,274	$39,135	$31,830

Earnings per share – Basic
Net income	$0.12	$0.07	$0.53	$0.44

Earnings per share – Diluted
Net income	$0.12	$0.07	$0.53	$0.43

Weighted average common shares outstanding:

Basic	73,944	73,191	73,646	72,725
Diluted	74,419	73,735	74,207	73,469

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of	As of
	September 30,	December 31,
	2009	2008
CURRENT ASSETS:
Cash and equivalents	$152,706	$119,655
Short-term investments	53,058	57,686
Accounts receivable, net	60,613	60,133
Inventory, net	2,847	4,958
Prepaid expenses and other current assets	23,691	37,596
Total current assets	292,915	280,028

PROPERTY AND EQUIPMENT, NET	85,990	92,367
FEATURE FILM PRODUCTION ASSETS	28,799	31,657
INVESTMENT SECURITIES	22,878	22,299
INTANGIBLE ASSETS, NET	339	1,184
OTHER ASSETS	1,734	1,875
TOTAL ASSETS	$432,655	$429,410

CURRENT LIABILITIES:
Current portion of long-term debt	$1,062	$1,002
Accounts payable	21,192	18,334
Accrued expenses and other liabilities	35,647	27,121
Deferred income	12,538	11,875
Total current liabilities	70,439	58,332

LONG-TERM DEBT	3,068	3,872
NON-CURRENT TAX LIABILITY	15,431	7,232

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	256	252
Class B common stock	477	477
Additional paid-in capital	323,056	317,105
Accumulated other comprehensive income	2,333	1,171
Retained earnings	17,595	40,969
Total stockholders' equity	343,717	359,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$432,655	$429,410

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$39,135	$31,830
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization/write-off of feature film production assets	3,723	13,220
Revaluation of warrants	802	2,198
Depreciation and amortization	10,954	9,521
Realized (gains) losses on sale of investments	(863)	348
Amortization of investment income	805	384
Stock compensation costs	5,659	7,953
Provision for doubtful accounts	3,115	179
Provision for inventory obsolescence	1,745	2,316
Reimbursement of operating expenses by principal shareholder	-	1,950
Provision (benefit) from deferred income taxes	6,000	(1,010)
Excess tax benefits from stock-based payment arrangements	(74)	(1,091)
Changes in assets and liabilities:
Accounts receivable	(3,596)	(12,177)
Inventory	366	(3,721)
Prepaid expenses and other assets	12,615	(3,138)
Feature film production assets	(1,496)	(24,742)
Accounts payable	2,859	(1,870)
Accrued expenses and other liabilities	10,025	(6,539)
Deferred income	1,033	2,084
Net cash provided by operating activities	92,807	17,695

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,640)	(19,591)
Purchase of film library assets	(92)	(212)
Purchase of investment securities	(41,489)	(104,736)
Proceeds from sales or maturities of investment securities	45,586	143,634
Net cash provided by investing activities	365	19,095

FINANCING ACTIVITIES:
Repayments of long-term debt	(744)	(688)
Dividends paid	(61,605)	(60,929)
Issuance of stock, net	864	771
Proceeds from exercise of stock options	1,290	6,251
Excess tax benefits from stock-based payment arrangements	74	1,091
Net cash used in financing activities	(60,121)	(53,504)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	33,051	(16,714)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	119,655	135,805
CASH AND EQUIVALENTS, END OF PERIOD	$152,706	$119,091

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2008	72,853	$729	$317,105	$1,171	$40,969	$359,974

Comprehensive income:
Net income					39,135	39,135
Translation adjustment				920		920
Unrealized holding gain, net of tax				807		807
Reclassification adjustment for gains
realized in net income, net of tax				(565)		(565)
Total comprehensive income						40,297

Stock issuances, net	322	3	(1,152)			(1,149)
Exercise of stock options	125	1	1,289			1,290
Tax benefits shortfall from stock based
payment arrangements			(749)			(749)
Dividends paid			904		(62,509)	(61,605)
Stock compensation costs			5,659			5,659
Balance, September 30, 2009	73,300	$733	$323,056	$2,333	$17,595	$343,717

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

1. Basis of Presentation and Business Description

     The accompanying consolidated financial statements include the accounts of World Wrestling Entertainment, Inc., and our subsidiaries (“we” or the “Company”). We are an integrated media and entertainment company, with operations organized around four principal segments:

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

     All intercompany balances are eliminated in consolidation. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. Effective April 1, 2009, as a result of reconsidering contract elements of certain international live event contracts, the accounting treatment for these transactions was changed prospectively to reflect these transactions on a gross basis pursuant to the guidance of Accounting Standards Codification 605-45 Revenue Recognition-Principal Agent Considerations (“ASC 605-45”). Previously, these contracts were incorrectly reported on a net basis pursuant to ASC 605-45. The impact of the accounting of these contracts prior to April 1, 2009 was not material to any of the periods presented, and therefore, have not been adjusted.

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Recent Accounting Pronouncements

     In July 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (SEC) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (FSP) or Emerging Issues Task Force (EITF) Abstracts. Instead, it will issue Accounting Standards Updates (ASU), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. We have included references to the Codification, as appropriate, in these financial statements.

     In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”), to incorporate the accounting and disclosure requirements for subsequent events into U.S. GAAP. ASC 855-10 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted ASC 855-10 as of June 30, 2009, which was the required effective date. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 6, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

     In August 2009, the FASB issued ASU 2009-5, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available. ASU 2009-5 is effective in the fourth quarter of 2009. The Company does not anticipate this update will have a material impact on its financial statements or disclosures.

2. Share Based Compensation

     Compensation expense relating to grants of performance stock units (PSUs) and restricted stock units (RSUs) are recognized over the period during which the employee rendered service to the Company necessary to earn the award. Stock based compensation cost was approximately $2,624 and $2,220 for the three months ended September 30, 2009 and 2008, respectively, and $5,659 and $7,953 for the nine months ended September 30, 2009 and 2008, respectively.

     During 2008, we granted approximately 471,500 PSUs under our 2007 Omnibus Incentive Plan (“Plan”) at a weighted average price per share of $18.83. Based on the financial results for the year ended December 31, 2008, approximately 310,800 PSUs were ultimately issued in 2009 related to this grant at an average price per share of $9.73.

     During the nine months ended September 30, 2009, we granted 586,500 PSUs as part of the Plan at a weighted average price per share of $9.91. This grant is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2009. Total compensation cost related to these PSUs, reflects the current estimate of units to be issued based on our anticipated performance, net of estimated forfeitures, is $7,560. The compensation is being amortized over the service period, which is approximately three and one-half years. The issued shares will vest in equal annual installments. At September 30, 2009, an aggregate of 878,907 PSUs were unvested for all PSU grants with a weighted average fair value of $12.87 per share.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     During the nine months ended September 30, 2009, we granted 42,500 RSUs under the Plan at a weighted average grant date fair value of $11.39 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $446. The compensation is being amortized over the service period, which is approximately three years. At September 30, 2009, 216,959 RSUs were unvested with a weighted average fair value of $14.18 per share.

3. Stockholders’ Equity

     Beginning in February 2008, the McMahon family and members of their respective trusts began waiving quarterly cash dividends in excess of $0.24 per share for a period of three years, through February 2011. All Class A shares not held by the McMahon family receive quarterly cash dividend of $0.36 per share. We paid total cash dividends of $61,605 and $60,929 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Basic	73,944,240	73,191,865	73,645,886	72,724,661
Diluted	74,419,035	73,735,389	74,206,602	73,468,538
Dilutive effect of outstanding options and
restricted stock units	474,795	543,524	560,716	743,876
Anti-dilutive outstanding options	157,000	157,000	437,686	157,000

     Net income or loss per share of Class A Common Stock and Class B Common Stock is computed in accordance with ASC 260-10, Earnings per Share. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive. As there were no undistributed earnings for the three and nine months ended September 30, 2009, basic and diluted income per share was the same for both the Class A and Class B shareholders.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $30,039 and $89,317 for the three and nine months ended September 30, 2009, respectively, and $25,694 and $102,727 for the three and nine months ended September 30, 2008, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net revenues:
Live and Televised Entertainment	$77,958	$68,654	$251,248	$255,275
Consumer Products	23,002	26,536	76,999	102,361
Digital Media	7,333	7,972	22,173	23,936
WWE Studios	2,961	5,620	7,453	19,500
Total net revenues	$111,254	$108,782	$357,873	$401,072

Depreciation and amortization:
Live and Televised Entertainment	$1,926	$1,782	$5,741	$4,484
Consumer Products	221	323	928	1,055
Digital Media	333	243	908	942
WWE Studios	-	-	-	-
Corporate	1,098	982	3,377	3,040
Total depreciation and amortization	$3,578	$3,330	$10,954	$9,521

Operating income:
Live and Televised Entertainment	$29,339	$17,801	$93,284	$69,064
Consumer Products	11,297	14,695	42,139	57,163
Digital Media	814	838	3,265	4,761
WWE Studios	1,314	1,676	2,596	5,049
Corporate	(28,273)	(27,100)	(81,966)	(89,025)
Total operating income	$14,491	$7,910	$59,318	$47,012

	As of
	September 30,	December 31,
	2009	2008
Assets:
Live and Televised Entertainment	$136,366	$110,263
Consumer Products	18,082	19,910
Digital Media	7,934	10,430
WWE Studios	42,686	52,568
Unallocated	227,587	236,239
Total assets	$432,655	$429,410

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2009	2008
Land, buildings and improvements	$74,151	$72,061
Equipment	69,854	71,140
Corporate aircraft	20,858	20,858
Vehicles	537	634
	165,400	164,693
Less accumulated depreciation and amortization	(79,410)	(72,326)
Total	$85,990	$92,367

     Depreciation and amortization expense for property and equipment was $3,357 and $10,026 for the three and nine months ended September 30, 2009, respectively, as compared to $2,983 and $8,493 for the three and nine months ended September 30, 2008, respectively.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	September 30,	December 31,
	2009	2008
Feature film productions:
In release	$25,635	$5,871
In production	340	22,666
Completed but not released	2,319	2,173
In development	505	947
Total	$28,799	$31,657

     During the current year, we released one theatrical release, 12 Rounds, and one Direct-to-DVD film, Behind Enemy Lines: Colombia. 12 Rounds was released on March 27, 2009, and has earned approximately $12,235 in gross domestic box office receipts as of September 30, 2009. 12 Rounds comprises $19,669 of our “In release” feature film assets. Behind Enemy Lines: Colombia was released in January and comprises $2,297 of “In release” feature film assets.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of September 30, 2009, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     We estimate that approximately 39% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 78% of “In release” film production assets are estimated to be amortized over the next three years.

     We have completed filming of one Direct-to-DVD film titled The Marine 2, which is scheduled for release in December 2009. In addition to the capitalized production costs related to our films previously released and completed but not released, we have also capitalized certain script development costs for various other film projects. Capitalized script development costs are reviewed periodically for impairment, and are expensed if a project is deemed to be abandoned. During the three and nine months ended September 30, 2009, we expensed $0 and $808, respectively, of previously capitalized development costs related to abandoned projects as compared to $600 during the three and nine months ended September 30, 2008.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

8. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years. The net carrying amount of our intangible assets was $339 and $1,184 as of September 30, 2009 and December 31, 2008, respectively.

     Amortization expense was $221 and $928 for the three and nine months ended September 30, 2009, respectively, as compared to $347 and $1,028 for the three and nine months ended September 30, 2008, respectively. Estimated future amortization expense is $90, $174, $62 and $13 for the years ending December 31, 2009, 2010, 2011 and 2012, respectively.

9. Investment Securities and Short-Term Investments

     Investment securities and short-term investments consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,850	$(1,972)	$22,878
Municipal bonds	40,324	327	40,651
Corporate bonds	12,273	134	12,407
Total	$77,447	$(1,511)	$75,936

	December 31, 2008
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,850	$(2,551)	$22,299
Municipal bonds	56,854	756	57,610
Other	123	(47)	76
Total	$81,827	$(1,842)	$79,985

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     As of September 30, 2009, we recorded a cumulative adjustment to reduce the fair value of our investment in ARS of $1,972, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

10. Fair Value Measurement

     Effective January 1, 2008, we adopted ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of September 30, 2009:

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	September 30,
	Markets (Level 1)	(Level 2)	(Level 3)	2009
Municipal bonds	$-	$40,651	$-	$40,651
Auction rate securities	-	-	22,878	22,878
Corporate bonds	-	12,407	-	12,407
Other	-	325	-	325
Total	$-	$53,383	$22,878	$76,261

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     The table below includes a roll forward of our Level 3 assets (ARS) from January 1, 2009 to September 30, 2009.

Significant
Unobservable Inputs
(Level 3)
Fair value January 1, 2009	$22,299
Purchases	-
Sales	-
Transfers in	-
Unrealized gain	579
Total	$22,878

11. Concentration of Credit Risk

     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, including television, pay-per-view and home video distributors. Over the past several months, we have experienced a general slowing in payments from several of these partners. During the quarter, the Company changed its home video distributor and maintains a significant receivable due from our previous distributor. The Company closely monitors the status of receivables with our customers and maintains allowances for anticipated losses as deemed appropriate. Our total allowance for doubtful accounts balance was $6,461 as of September 30, 2009 and $4,718 as of December 31, 2008. Bad debt expense was approximately $1,268 and $3,115 for the three and nine months ended September 30, 2009, respectively, and $(54) and $179 for the three and nine months ended September 30, 2008, respectively.

12. Film and Television Production Incentives

     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Tax credits earned with respect to expenditures on qualifying film, television and other productions are included as an offset to our investment in films or production expenses when we have reasonable assurance regarding the realizable amount of the tax credits.

13. Income Taxes

     At September 30, 2009, we have $7,029 of unrecognized tax benefits, which if recognized, would affect our effective tax rate.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $1,597 of accrued interest and penalties related to uncertain tax positions as of September 30, 2009.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2006.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $2,864 within 12 months of September 30, 2009.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

14. Commitments and Contingencies

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

     In or around March 2009, the parties agreed to a global settlement of the litigation in its entirety. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of settlement, which was granted by the court by order dated June 10, 2009. On October 6, 2009, the court granted final approval (subject to any appeal) of the settlement agreement.

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

Results of Operations

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
(Dollars in millions, except as noted)

Summary

	September 30,	September 30,	better
Net Revenues	2009	2008	(worse)
Live and Televised Entertainment	$77.9	$68.7	13%
Consumer Products	23.0	26.6	(14%)
Digital Media	7.4	7.9	(6%)
WWE Studios	3.0	5.6	(46%)
Total	$111.3	$108.8	2%

	September 30,	September 30,	better
Cost of Revenues:	2009	2008	(worse)
Live and Televised Entertainment	$44.3	$47.0	6%
Consumer Products	10.4	10.2	(2%)
Digital Media	4.2	5.7	26%
WWE Studios	1.2	3.4	65%
Total	$60.1	$66.3	9%
Profit contribution margin	46%	39%

	September 30,	September 30,	better
Operating Income:	2009	2008	(worse)
Live and Televised Entertainment	$29.3	$17.8	65%
Consumer Products	11.3	14.7	(23%)
Digital Media	0.8	0.8	-
WWE Studios	1.3	1.7	24%
Corporate	(28.2)	(27.1)	(4%)
Total operating income	$14.5	$7.9	84%
Net income	$8.9	$5.3	68%

     Our Live and Televised Entertainment segment revenues increased primarily due to the success of our live events in the current quarter, partially offset by a decline in pay-per-view related revenue. Our Consumer Products segment incurred a 25% decline in licensing revenue, reflecting a decrease in the sale of toys and videogames. WWE Studios revenue primarily reflects amounts earned from our previously released feature films, The Marine, See No Evil and The Condemned, and vary based upon the receipt of participation statements from our distribution partners.

     Improvements in profit margin were generated by our live events and pay-per-view businesses in the third quarter, partially as a result of management’s increased focus on reducing costs. The improved margins, in conjunction with modest revenue gains, resulted in an 84% increase in operating income as compared to the prior year quarter.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	September 30,	September 30,	better
Live and Televised Entertainment Revenues	2009	2008	(worse)
Live events	$27.2	$20.3	34%
Number of North American events	77	77	-
Average North American attendance	5,800	5,300	9%
Average North American ticket price (dollars)	$36.26	$38.21	(5%)
Number of international events	17	12	42%
Average international attendance	9,100	6,600	38%
Average international ticket price (dollars)	$65.59	$80.68	(19%)

Venue merchandise	$4.3	$4.2	2%
Domestic per capita spending (dollars)	$8.71	$9.83	(11%)

Pay-per-view	$14.5	$16.4	(12%)
Number of pay-per-view events	3	3	-

Number of buys from pay-per-view events	836,000	926,000	(10%)

Average revenue per buy (dollars)	$16.84	$17.17	(2%)
Domestic retail price (dollars)	$39.95	$39.95	-

Television rights fees
Domestic	$18.4	$15.4	19%
International	$9.9	$9.0	10%

Television advertising	$2.4	$2.0	20%

WWE Classics On Demand	$1.2	$1.4	(14%)

Total	$77.9	$68.7	13%

Ratings
Average weekly household ratings for Raw	3.8	3.1	23%
Average weekly household ratings for SmackDown	2.0	2.4	(17%)
Average weekly household ratings for ECW	1.3	1.4	(7%)
Average weekly household ratings for WWE Superstars	1.3	-	n/m

	September 30,	September 30,	better
Cost of Revenues-Live and Televised Entertainment	2009	2008	(worse)
Live events	$19.5	$15.6	(25%)
Venue merchandise	2.3	2.7	15%
Pay-per-view	6.1	8.1	25%
Television	16.1	18.1	11%
Advertising	0.4	0.2	(100%)
WWE Classics On Demand	0.2	0.3	33%
Other	(0.3)	2.0	115%
Total	$44.3	$47.0	6%
Profit contribution margin	43%	32%

     Live events revenues increased primarily through the success of our international events which generated approximately $5.8 million of additional revenues. There were five additional international events in the current quarter as compared to the prior year. The quarter-over-quarter increase reflected a 38% increase in average attendance to approximately 9,100 from 6,600, partially offset by a 19% reduction in average ticket prices to $65.59. Average attendance at our North American events was approximately 5,800 in the current quarter as compared to 5,300 in the prior year. The average ticket price for North American events was $36.26 in the current quarter as compared to $38.21 in the prior year. The total profit contribution margin for live events was 28% as compared to 23% in the prior year quarter. In the prior year, four of the 12 international events performed were recorded as buy-out deals that provided minimum guarantees of profit for WWE. In the current year, it was determined that these four events should have been recorded on a gross basis. Had these events been recorded on a gross basis, revenues and expenses would have each increased by approximately $1.6 million in 2008, with no change to profit. See Note 1 to the unaudited Consolidated Financial Statements.

     Venue merchandise revenues increased 2% from the prior year quarter primarily due to an increase in international licensing revenues, partially offset by an 11% decrease in per capita merchandise spending by our fans at North American events. The profit contribution margin increased from 35% to 47% in the current quarter due to decreased costs of material and lower building share expenses.

     Pay-per-view revenues decreased $1.9 million in the current quarter which reflects a 10% decline in total buys and a higher percentage of international buys, which are generally lower in price. There were three pay-per-view events in both the current and prior year quarters. Pay-per-view buys for SummerSlam, a historically strong buy producing pay-per-view event, decreased approximately 23% in the current quarter. Pay-per-view profit contribution margin increased from 51% to 58% in the current quarter due to lower advertising and production related costs.

     WWE Classics On Demand, our subscription based video-on-demand service, reflected a 14% decrease in revenues in the current quarter based on weaker international performance.

     Television rights fees reflects rate increases both in domestic and international markets as well as the addition of our new domestic show, WWE Superstars, on WGN, which began airing in April 2009. Television cost of revenues has declined based upon cost containment improvements. The profit contribution margin increased from 26% to 43% in the current quarter.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	September 30,	September 30,	better
Consumer Products Revenues	2009	2008	(worse)
Licensing	$7.9	$10.6	(25%)
Magazine publishing	$3.4	$4.7	(28%)
Net units sold	987,700	1,435,500	(31%)
Home video	$11.2	$11.0	2%
Gross units shipped	846,573	724,386	17%
Other	$0.5	0.3	67%
Total	$23.0	$26.6	(14%)

	September 30,	September 30,	better
Cost of Revenues-Consumer Products	2009	2008	(worse)
Licensing	$1.8	$2.6	31%
Magazine publishing	3.0	3.5	14%
Home video	5.3	4.0	(33%)
Other	0.3	0.1	(200%)
Total	$10.4	$10.2	(2%)
Profit contribution margin	55%	62%

     Licensing revenues decreased by 25% in the current quarter, reflecting lower royalties earned on the sales of toys and videogames of approximately $1.4 million and $1.2 million, respectively. Our toy license with Jakks Pacific LLC expires on December 31, 2009 and our new multi-year agreement with Mattel begins on January 1, 2010.

     Magazine publishing revenues declined based on the publication of one fewer issue of WWE Magazine in the current quarter in conjunction with a decrease in the average number of units sold at newsstand. Magazine publishing cost of revenues decreased primarily due to lower paper, printing and engraving costs based on the number of issues produced, as compared to the prior year.

     Home video revenues increased by 2% in the current quarter, based on the performance of our catalog and pay-per-view event titles. Home video cost of revenues reflects an increase in expenses associated with duplication and talent royalties based on the increase in units sold. Profit contribution margin was 53% in the current period as compared to 64% in the prior year quarter, reflecting changes in the product mix and our distribution costs.

     The following chart provides performance results and key drivers for our Digital Media segment:

	September 30,	September 30,	better
Digital Media Revenues	2009	2008	(worse)
WWE.com	$4.5	$4.0	13%
WWEShop	2.9	3.9	(26%)
Average revenues per order (dollars)	$50.46	$54.72	(8%)
Total	$7.4	$7.9	(6%)

	September 30,	September 30,	better
Cost of Revenues-Digital Media	2009	2008	(worse)
WWE.com	$2.0	$2.6	23%
WWEShop	2.2	3.1	29%
Total	$4.2	$5.7	26%
Profit contribution margin	43%	29%

     WWE.com revenues increased primarily due to additional advertising sold on our website and higher syndication related revenue. The decrease in WWE.com cost of revenues reflects lower support costs to operate our various web-based activities.

     WWEShop revenues declined due in part to a 22% reduction in the number of orders processed to approximately 55,000 in the current quarter. In addition, the average amount spent by customers per order declined by approximately 8% to $50.46 in the current quarter.

WWE Studios

      We recorded revenue of approximately $3.0 million in the current quarter related to our prior theatrical releases as compared to $5.6 million in the prior year quarter. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

     During the first quarter of 2009, we released our fourth feature film, 12 Rounds, as well as a Direct-to-DVD film, Behind Enemy Lines: Colombia. 12 Rounds generated approximately $12.2 million in gross domestic box office receipts and was released domestically on DVD on June 30, 2009. Based on this timing, no revenues have been recorded for 12 Rounds and approximately $0.2 million has been recorded for Behind Enemy Lines: Colombia.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	September 30,	September 30,	better
	2009	2008	(worse)
Staff related	$17.9	$13.7	(31%)
Legal, accounting and other professional	4.1	4.7	13%
Stock compensation costs	2.6	2.2	(18%)
Advertising and promotion	0.5	1.6	69%
All other	8.0	9.1	12%
Total SG&A	$33.1	$31.3	(6%)
SG&A as a percentage of net revenues	30%	29%

     The increase in staff related costs reflects additional amounts accrued for employee related bonuses based on the Company’s operating performance to date. Stock compensation expense has also increased as additional shares are expected to be issued, due to the Company’s operating performance to date. Legal, accounting and professional fees declined primarily as a result of decreased legal activity. Advertising and promotion costs reflect lower domestic and international spending as compared to the prior year.

	September 30,	September 30,	better
	2009	2008	(worse)
Depreciation and amortization	$3.6	$3.3	(9%)

Investment income, net	$0.7	$1.3	(46%)

The decrease reflects lower interest rates on investments.

Other income (expense), net	$0.2	$(1.4)	114%

     Other income (expense), net includes realized foreign exchange gains and losses and the revaluation of warrants held in certain licensees.

	September 30,	September 30,
	2009	2008
Provision for income taxes	$6.3	$2.5
Effective tax rate	42%	32%

     The effective tax rate reflects differences between the taxes provided for as compared to actual amounts calculated on returns for both periods.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008
(Dollars in millions, except as noted)

Summary

	September 30,	September 30,	better
Net Revenues	2009	2008	(worse)
Live and Televised Entertainment	$251.2	$255.3	(2%)
Consumer Products	77.0	102.4	(25%)
Digital Media	22.2	23.9	(7%)
WWE Studios	7.5	19.5	(62%)
Total	$357.9	$401.1	(11%)

	September 30,	September 30,	better
Cost of Revenues:	2009	2008	(worse)
Live and Televised Entertainment	$144.9	$174.7	17%
Consumer Products	30.7	39.9	23%
Digital Media	13.0	14.9	13%
WWE Studios	3.7	13.2	72%
Total	$192.3	$242.7	21%
Profit contribution margin	46%	39%

	September 30,	September 30,	better
Operating Income:	2009	2008	(worse)
Live and Televised Entertainment	$93.3	$69.1	35%
Consumer Products	42.1	57.2	(26%)
Digital Media	3.3	4.7	(30%)
WWE Studios	2.6	5.0	(48%)
Corporate	(82.0)	(89.0)	8%
Total operating income	$59.3	$47.0	26%
Net income	$39.1	$31.8	23%

     Our Live and Televised Entertainment segment revenues were 2% lower than the prior year period as the decline in pay-per-view revenue was only partially offset by higher television rights fees. Our Consumer Products segment reflected a 33% decrease in home video revenue and a 20% decrease in licensing based revenues. Digital Media reflected decreased WWEShop revenues of approximately 18% in the current period. The decline in WWE Studios revenues reflects the timing of payments received from our distribution partners, based on the release dates of our feature films.

     Operating income increased by 26% over the prior year period based on the improved profit margins across various lines of business, partially as a result of increased focus on cost reduction initiatives.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	September 30,	September 30,	better
Live and Televised Entertainment Revenues	2009	2008	(worse)
Live events	$79.6	$80.2	(1%)
Number of North American events	211	195	8%
Average North American attendance	6,500	6,300	3%
Average North American ticket price (dollars)	$38.23	$41.51	(8%)
Number of international events	48	51	(6%)
Average international attendance	8,500	8,500	-
Average international ticket price (dollars)	$63.93	$84.60	(24%)

Venue merchandise	$15.2	$15.0	1%
Domestic per capita spending (dollars)	$9.76	$10.64	(8%)

Pay-per-view	$63.7	$75.5	(16%)
Number of pay-per-view events	10	10	-

Number of buys from pay-per-view events	3,473,200	4,022,900	(14%)

Average revenue per buy (dollars)	$17.82	$18.45	(3%)
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	-
Domestic retail price other events (dollars)	$39.95	$39.95	-

Television rights fees
Domestic	$52.5	$45.6	15%
International	$29.0	$27.5	5%

Television advertising	$5.5	$5.3	4%

WWE Classics On Demand	$4.2	$4.8	(13%)
Other	$1.5	$1.4	7%
Total	$251.2	$255.3	(2%)

Ratings
Average weekly household ratings for Raw	3.3	3.4	(3%)
Average weekly household ratings for SmackDown	2.0	2.5	(20%)
Average weekly household ratings for ECW	1.3	1.3	-
Average weekly household ratings for WWE Superstars	1.4	-	n/m

	September 30,	September 30,	better
Cost of Revenues-Live and Televised Entertainment	2009	2008	(worse)
Live events	$53.9	$56.2	4%
Venue merchandise	8.7	9.1	4%
Pay-per-view	26.6	43.8	39%
Television	50.8	57.6	12%
Advertising	0.6	0.6	-
WWE Classics On Demand	1.0	1.4	29%
Other	3.3	6.0	45%
Total	$144.9	$174.7	17%
Profit contribution margin	42%	32%

     Live events revenues declined slightly as compared to the prior year, as increased North American event attendance was more than offset by lower average ticket prices. The overall profit contribution margin was 32% in the current period as compared to 30% in the prior year. In the prior year, 14 of the international events performed were recorded as buy-out deals. In the current year it was determined that these 14 events in 2008, and four events in 2009 should have been recorded on a gross basis. Had these events been recorded on a gross basis, revenues and expenses would have each increased by approximately $5.0 million in 2008 and approximately $1.3 million in 2009, with no change to profit. See Note 1 to the unaudited Consolidated Financial Statements.

     Venue merchandise revenues were essentially unchanged from the prior year period. The decrease in venue merchandise cost of revenues in the current period reflects improved cost arrangements with arenas. The overall profit contribution margin was 43% in the current period as compared to 39% in the prior year.

     Pay-per-view revenues reflect a 14% decrease in total buys for the 10 events that occurred in both the current and prior year period. Although the revenue declined 16%, the cost of revenues declined by 39%, reflecting the reductions in staging, advertising and talent costs for WrestleMania XXV and other events in the current year. As a result, the profit contribution margin for pay-per-view increased to 58% in the current period from 42% in the prior year.

     WWE Classics On Demand generated 13% lower revenues in the current period primarily due to weaker international distribution. WWE Classics On Demand is currently offered in approximately 80% of video-on-demand enabled homes in the United States.

     Advertising revenues for the current period are primarily comprised of the sale of various sponsorships and the sale of advertising on our Canadian television programs. The 4% increase in the current period reflects $1.4 million of additional sponsorship advertising revenue, partially offset by $1.3 million lower advertising on our Canadian television programs.

     The increase in television rights fees reflects contractual increases in both domestic and international territories as well as the addition of our new domestic show, WWE Superstars, on WGN. The decrease in television cost of revenues reflects lower production and staging costs incurred based on fewer television productions as compared to the prior period.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	September 30,	September 30,	better
Consumer Products Revenues	2009	2008	(worse)
Licensing	$36.7	$45.8	(20%)
Magazine publishing	$9.9	$11.9	(17%)
Net units sold	2,988,300	3,956,900	(24%)
Home video	$29.0	$43.5	(33%)
Gross units shipped	2,591,683	3,168,795	(18%)
Other	$1.4	$1.2	17%
Total	$77.0	$102.4	(25%)

	September 30,	September 30,	better
Cost of Revenues-Consumer Products	2009	2008	(worse)
Licensing	$8.9	$11.5	23%
Magazine publishing	8.1	9.5	15%
Home video	12.7	18.0	29%
Other	1.0	0.9	(11%)
Total	$30.7	$39.9	23%
Profit contribution margin	60%	61%

     Licensing revenues decreased 20% in the current period, due to a decline in royalties earned on sales of videogames and toys in the current period. Videogame related revenue decreased by approximately $5.6 million in the current period, reflecting a decline in the performance of our SmackDown vs. Raw 2009 title as compared to the prior year release of this title. The decrease in the licensing cost of revenues reflects the mix of products sold.

     Magazine publishing revenue decreased by 17% in the current period, primarily due to publishing nine issues of WWE Magazine in the current period as compared ten issues in the prior year period. We also published four special issues and eight WWEKids Magazine issues in the current period as compared to five special issues and four WWEKids magazine issues in the prior year. Decreased paper, printing and distribution costs contributed to the lower magazine publishing cost of revenues in the current period.

     Home video revenues decreased by 33% in the current period, due to a weakening in the sale of our catalog and new release titles and a general decline in the home video industry. The profit contribution margin for home video decreased to 56% in the current period from 59% in the prior year.

     The following chart provides performance results and key drivers for our Digital Media segment:

	September 30,	September 30,	better
Digital Media Revenues	2009	2008	(worse)
WWE.com	$12.9	$12.5	3%
WWEShop	9.3	11.4	(18%)
Average revenues per order (dollars)	$50.71	$53.05	(4%)
Total	$22.2	$23.9	(7%)

	September 30,	September 30,	better
Cost of Revenues-Digital Media	2009	2008	(worse)
WWE.com	$6.3	$6.6	5%
WWEShop	6.7	8.3	19%
Total	$13.0	$14.9	13%
Profit contribution margin	41%	38%

     WWE.com revenues increased slightly due to an increase in syndication revenue in the current period.

     WWEShop revenue reflects a 15% decrease in the number of orders processed to 177,000, as well as a 4% decline in per capita sales to $50.71, in the current year period. WWEShop cost of revenue decreased due to lower material costs and talent royalties.

WWE Studios

     We recorded revenue of $7.5 million in the current period primarily related to our three theatrical releases The Marine, See No Evil and The Condemned, as compared to $19.5 million in the prior year period. During the current period we released our fourth feature film, 12 Rounds as well as one Direct-to-DVD film, Behind Enemy Lines: Colombia. 12 Rounds generated approximately $12.2 million in gross domestic box office receipts. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us. Based on this timing, no revenues have been recorded for 12 Rounds and $0.2 million has been recorded for Behind Enemy Lines: Colombia.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	September 30,	September 30,	better
	2009	2008	(worse)
Staff related	$48.2	$41.4	(16%)
Legal, accounting and other professional	11.4	13.6	16%
Stock compensation	5.7	7.9	28%
Advertising and promotion	2.7	9.9	73%
All other	27.3	29.1	6%
Total SG&A	$95.3	$101.9	6%
SG&A as a percentage of net revenues	27%	25%

     The increase in staff related costs reflects additional amounts accrued for employee incentive compensation based on the Company’s operating performance to date, and to the impact of our corporate restructuring of approximately $2.2 million in severance related costs. Stock compensation costs in the prior year period reflect higher expenses based on the Company exceeding the EBITDA target and the subsequent issuance of additional stock. Legal, accounting and professional fees in the current period reflect a decrease in legal case activity. Advertising and promotion in the current period also benefited from a strategic conservative approach for general promotional activities while the prior year reflects $3.5 million associated with our McMahon’s Million Dollar Mania brand awareness campaign.

	September 30,	September 30,	better
	2009	2008	(worse)
Depreciation and amortization	$11.0	$9.5	(16%)

The increase reflects the higher asset balance related to our high definition broadcasting equipment.

Investment income, net	$2.5	$4.5	(44%)

The decrease reflects lower interest rates on investments.

Other income (expense), net	$0.3	$(3.6)	108%

     Other income (expense), net includes a mark-to-market adjustment for the revaluation of warrants held in certain licensees.

	September 30,	September 30,
	2009	2008
Provision for income taxes	$22.7	$15.7
Effective tax rate	37%	33%

     The effective tax rate in the prior period reflects the reversal of the tax reserves due to the expiration of the statute of limitations related to certain previously unrecognized tax benefits.

Liquidity and Capital Resources

     Cash flows from operating activities for the nine months ended September 30, 2009 and September 30, 2008 were $92.8 million and $17.7 million, respectively. During the nine months ended September 30, 2009, we spent approximately $1.5 million on film projects associated with WWE Studios as compared to $24.7 million in the prior year period. We anticipate spending approximately $10.0 million during the remainder of 2009 on WWE Studios projects. Working capital, consisting of current assets less current liabilities, was $222.5 million as of September 30, 2009 and $221.7 million as of December 31, 2008.

     We receive tax credits or refunds through various governmental programs designed to promote film and television production within the United States and international jurisdictions. We anticipate receiving approximately $15.0 - $20.0 million in production credits within the next twelve months. The timing and realizable amount of credits is impacted by our production schedule and limitations associated with monetization of the credits.

     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers or distributors. Over the past several months, we have experienced a general slowing in payments from several of our customers or distributors. Changes in the financial condition or operations of our distributors or customers may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

     Cash flows provided by investing activities were $0.4 million and $19.1 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. Capital expenditures for the nine months ended September 30, 2009 were $3.6 million as compared to $19.6 million for the nine months ended September 30, 2008. Capital expenditures for the remainder of 2009 are estimated to range between $1.0 million and $2.0 million, primarily reflecting additional purchases of television equipment and building related improvements.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. In February 2008, we started to experience difficulty in selling our auction rate securities (“ARS”) due to multiple failures of the auction mechanism that provided liquidity to these investments. All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested has failed to make an interest payment when due. Our ARS will continue to be auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As we maintain a strong liquidity position, our intent is not to sell the security and we believe that we have the ability to hold our ARS until one of the aforementioned remedies occur.

     As of September 30, 2009, we have recorded a cumulative adjustment of approximately $2.0 million to reduce the fair value of our investment in ARS, which has been reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not believe that the fair market value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans included in the collateral package by the United States Government), our intent not to sell the security and our determination that it is not more likely than not that we will be required to sell the security before recovery of its anticipated amortized cost basis. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $60.1 million and $53.5 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. Total dividend payments on all Class A and Class B common shares in the nine month period ended September 30, 2009 were approximately $61.6 million as compared to $60.9 million in the prior year period. Assuming the continuation of these cash dividend rates of $0.36 and $0.24 per share and the same number of shares outstanding, the amount of dividends to be paid during the remainder of 2009 is estimated to be approximately $20.7 million.

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

     Our aggregate minimum payment obligations under these contracts as of September 30, 2009 were as follows:

	Payments due by period
	($ in millions)
				After
	2009	2010 - 2011	2012 - 2013	2013	Total
Long-term debt (including interest expense)	$0.3	$2.7	$1.7	$-	$4.7
Operating leases	0.6	3.3	1.5	0.9	6.3
Talent, employment agreements and other
commitments	7.6	15.1	7.2	9.2	39.1
Total commitments	$8.5	$21.1	$10.4	$10.1	$50.1

     We believe that cash generated from operations and our existing cash and short-term investments will be sufficient to meet our cash needs over the next 12 months for working capital, capital expenditures and payment of quarterly dividends.

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

As of
	September 30, 2009	December 31, 2008
Pay-per-view accounts receivable	$13.5 million	$11.9 million
Home video reserve for returns	$4.0 million	$6.3 million
Publishing newsstand reserve for returns	$3.8 million	$6.3 million
Allowance for doubtful accounts	$6.5 million	$4.7 million
Inventory obsolescence reserve	$10.0 million	$9.0 million

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

     Our investment portfolio consists primarily of corporate bonds, municipal bonds and student loan auction rate securities with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration is less than one year. Due to the nature of our investments and our strategy to minimize market and interest rate risk, we believe that our portfolio would not be materially impacted by adverse fluctuations in interest rates.

Item 4. Controls and Procedures

     Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. No change in internal control over financial reporting occurred during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 14 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

     We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 6. Exhibits

(a.) Exhibits

31.1 Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
____________________

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)

Dated: November 6, 2009	By:	/s/ George A. Barrios
George A. Barrios
Chief Financial Officer