Form 10-K
period 2009-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2010-02-25
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes ____      No    X

    Aggregate market value of the common stock held by non-affiliates of the Registrant at February 5, 2010 using our closing price on June 30, 2009 was approximately $321,805,198.

    As of February 5, 2010, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 25,721,433, and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563 shares. Portions of the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

    * Incorporated by reference from the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I

Item 1. Business

    World Wrestling Entertainment, Inc. (“WWE”) is an integrated media and entertainment company. We have been involved in the sports entertainment business for more than 25 years, and have developed World Wrestling Entertainment into one of the most popular brands in global entertainment today. We develop unique and creative content centered around our talent and presented at our live and televised events. At the heart of our success are the athletic and entertainment skills and appeal of our WWE Superstars and our consistently innovative and multi-faceted storylines across our brands. Anchored by these brands, we are able to leverage our content and talent across virtually all media outlets. Our live and televised events, consumer products, digital media and feature film outlets provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.

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
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment featuring our Superstars. To date, we have partnered with major studios to distribute our productions. We have recently announced plans to self-distribute our future filmed entertainment productions beginning in 2010.
Live and Televised Entertainment

(represents 70%, 63% and 65% of our net revenues in 2009, 2008 and 2007, respectively)

Live Events

    Our Raw Superstars travel as one touring show while our SmackDown and ECW Superstars travel together as a combined tour. This gives us flexibility in scheduling that allows us to play numerous domestic and international markets. Live events and television programming are our principal creative content and production activities. Our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, and culminate in our monthly pay-per-view events.

    In 2009, we held 268 live events throughout North America, entertaining over one million fans at an average ticket price of $37.64. We hold many of our live events at major arenas across the country. In addition to providing the content for our television and pay-per-view programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

    In 2009, we held 74 live events internationally, reaching approximately 600,000 fans at an average ticket price of $66.08. These events were spread over several successful international tours throughout Europe, Latin America and Australia.

    Live events net revenues were $108.8 million, $105.7 million and $99.3 million, representing 23%, 20% and 20% of total net revenues in 2009, 2008 and 2007, respectively.

Venue Merchandise

    Our venue merchandise business consists of the sale of various WWE-branded products at our live events, such as T-shirts, caps and other novelty items, which feature our Superstars and/or our logo. Nearly all of these products are designed by our in-house creative staff and manufactured by third parties.

    Venue merchandise net revenues were $19.8 million, $18.5 million and $19.1 million, representing 4% of total net revenues in each of 2009, 2008 and 2007.

Television Programming

    Relying on our in-house production capabilities at our technologically advanced, high definition production facility, we produce seven hours of original weekly programming, 52 weeks per year. This programming is distributed domestically, internationally and via WWE.com. Our domestic programs are: “Monday Night RAW” on USA Network, Telemundo, mun2 and Universal HD; “A.M. RAW” on USA Network; “Friday Night SmackDown” on MyNetworkTV; “ECW” on the Syfy Channel; and “WWE Superstars” on WGN America. WWE programs reach 16.3 million total viewers during the average week. USA Network and the SyFy Channel are owned by NBC Universal.

    “Monday Night RAW” is a two-hour primetime program that is broadcast live on USA Network. It is among the most watched regularly scheduled programs on primetime cable television and anchors USA, helping make it a top-rated network. RAW also airs in replays on Telemundo, mun2 and Universal HD.

    Our two-hour “Friday Night SmackDown” airs on MyNetworkTV in primetime on Fridays. SmackDown is the top-rated broadcast program on Friday nights among male viewers, including the key male 12-17, Men 18-34, Men 18-49 and Men 25-54 demographics, and is the most-watched program on MyNetworkTV among all key demographics.

    “ECW” is among the top-rated programs on Syfy among households, total viewers and all key male demographics. It also ranks among the top 10 regularly scheduled cable programs on Tuesday nights among Men 25-54 and also runs replays on Universal HD and mun2. Beginning in February 2010, the ECW television program was replaced with WWE NXT, a hybrid live event/reality show.

    “WWE Superstars” is the most watched program on WGN America among households, total viewers and all key demographics.

    Each year, more than 7,500 hours of WWE’s television programming can be seen in more than 145 countries and 30 languages around the world. Our broadcast partners include: BSkyB in the UK; Ten Sports in India, and J SPORTS in Japan, among many others.

    The Company has announced that it is in the early stages of exploring the formation of a WWE network as an additional vehicle to distribute our programming content.

    Television rights fee net revenues were $111.9 million, $100.7 million and $92.4 million, representing 24%, 19% and 19% of total net revenues in 2009, 2008 and 2007, respectively.

Advertising

    We provide sponsorships in the US domestic market to meet the needs of our advertisers. Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage, on-air announcements and pay-per-view sponsorship. In Canada, we sell advertising in our programs rather than receive a rights fee.

    Advertising and sponsorship net revenues were $7.7 million, $7.4 million and $5.9 million, representing 2%, 1% and 1% of total net revenues in 2009, 2008 and 2007, respectively.

Pay-Per-View Programming

    WWE has been the world’s pre-eminent provider of pay-per-view programming for the past 25 years. In 2009, WWE televised 14 live pay-per-view events which consistently rank among the highest selling live event programs in the industry. Consistent with industry practices, we share the revenues with cable systems and satellite providers such as DirecTV, and pay service fees to iNDEMAND and TVN. WWE’s annual crown jewel, WrestleMania, repeatedly achieves more than one million buys worldwide. On April 5, 2009, WWE celebrated the 25th Anniversary of WrestleMania in Houston, TX before a sold-out crowd with millions watching at home. The 25th Anniversary of WrestleMania achieved more than one million buys and generated approximately $22.5 million in pay-per-view revenue.

    WWE produced 14 domestic pay-per-view programs in both 2009 and 2008. The suggested domestic retail price for all pay-per-view events in 2009 was $39.95, with the exception of WrestleMania which had a suggested domestic retail price of $54.95. We have increased our suggested retail price to $44.95 for pay-per-view events other than WrestleMania beginning in January 2010

    Our international pay-per-view partners include SKY in the United Kingdom, Premiere in Germany, SKY Perfect TV! in Japan, SKY Italia in Italy and Main Event in Australia, among many others.

    Pay-per-view net revenues were $80.0 million, $91.4 million and $94.3 million, representing 17%, 17% and 19% of total net revenues in 2009, 2008 and 2007, respectively.

WWE Classics On Demand

    WWE Classics On Demand is a Subscription Video On Demand (SVOD) service that offers highly-rated and best-selling classic television shows, pay-per-view events, specials and original programming for a monthly subscription fee. Most of this material is drawn from WWE's extensive video library and includes other leading wrestling brands. WWE owns and controls the content from the vast libraries of such promotions as WCW, WCCW and AWA. WWE Classics on Demand subscribers have access to approximately 40 hours of content each month.

    WWE Classics On Demand is currently distributed with 14 of the top 15 cable operators in the United States, making WWE Classics on Demand available to more than 80 percent of video-on-demand enabled subscribers. Major North American distributors currently include: Comcast Communications, Cox Communications, Charter Communications, Cablevision, Mediacom, and Verizon Communications, among others.

    WWE Classics On Demand net revenues were $5.4 million in 2009, $6.3 million in 2008 and $4.9 million in 2007, representing 1% of total net revenues in each of 2009, 2008 and 2007.

Consumer Products

(represents 21%, 26% and 24% of our net revenues in 2009, 2008 and 2007, respectively)

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

    Videogames and toys represent important components of our licensing program. During 2009, we settled all pending litigation with THQ, Inc. (“THQ”) and Jakks Pacific, Inc. and announced a new multi-year videogame license with THQ effective January 1, 2010. January 1, 2010, is also the effective date of our new comprehensive, multi-year licensing agreement with Mattel, Inc. as our new master toy licensee covering all global territories.

    We have publishing licensing agreements with Simon & Schuster, Dorling Kindersley, and Titan, which allow us to publish original content in a variety of genres and formats, including fiction, histories, how-to, comics, and biographies and autobiographies. During 2009, we published eight new books, including the New York Times bestselling WWE Encyclopedia, the autobiography of Rey Mysterio (Rey Mysterio: Behind the Mask), a history of D-Generation X (Are You Ready? The Unauthorized History of D-Generation X), and beginning reader books profiling WWE Superstars John Cena, Undertaker, Triple H, and CM Punk.

    Music is an integral part of the entertainment experience surrounding WWE’s live events, television programs and pay-per-views. We compose and record most of our music, including our Superstar entrance themes, in our recording studio. In addition to our own composed music, we license music performed by popular artists. Music links the WWE brand to all media platforms including television, film, radio, video games, live events and other emerging digital technologies. In addition to composing, producing, and recording most of our music, including Superstar and Diva entrance themes, WWE Music Group licenses commercial music for use across a variety of cable television and pay-per-view programming needs.

    WWE programming and WWE.com have music woven in from up-and-coming artists across the board, thus maintaining our commitment to developing artists and providing a platform for awareness to an audience to which they might not be exposed through traditional record company marketing.

    Licensing net revenues, including music, were $44.7 million, $60.5 million and $47.1 million, representing 9%, 11% and 10% of total net revenues in 2009, 2008 and 2007, respectively.

Home Video

    In 2009, we released 28 new home video productions and shipped approximately 3.5 million DVD and Blu-ray units, including catalog titles released in prior years. In September 2009, Vivendi Entertainment became our home video distributor, replacing Genius Products, LLC. Outside the United States, our new releases and catalog titles are distributed through licensees.

    Home video net revenues were $39.4 million, $58.5 million and $53.7 million, representing 8%, 11% and 11% of total net revenues in 2009, 2008 and 2007, respectively.

Magazine Publishing

    WWE Magazine is a global men’s lifestyle publication with native language editions in Spain, Mexico, France, Germany and Greece. Every issue is filled with features, photos, exclusive interviews and access that fans will not see on television. In the US, WWE Magazine is ranked “top-5” in retail revenue for the men’s category, averaging more than $1.0 million in newsstand sales every month. On average, more than 4.6 million readers purchase WWE Magazine every month. Our WWE Kids magazine was launched in April 2008 and published ten issues in 2009. WWE Kids also has licensed editions in the UK and Germany.

    Magazine publishing net revenues were $13.5 million, $15.4 million and $16.5 million, representing 3% of total net revenues in 2009, 2008 and 2007.

Digital Media

(represents 7%, 7% and 7% of our net revenues in 2009, 2008 and 2007, respectively)

WWE.com

    WWE utilizes the Internet to promote our brands, create a community experience among our fans, market and distribute our online and mobile products and sell online advertising. Our primary website, WWE.com, attracted an average of 14.0 million monthly unique visitors worldwide. These visitors viewed an average of more than 423 million pages and approximately 22.0 million video streams per month. WWE wallpapers, ringtones, voicetones and videos are available through our mobile partnership with AT&T.

    WWE currently has local language websites in 34 countries worldwide where fans can get the WWE experience in their own language. Worldwide presence includes Japan, China, Italy, Portugal, Spain, India and all of Latin America with local websites recently launched in Germany and France.

    WWE.com net revenues were $16.8 million, $16.3 million and $16.2 million, representing 4%, 3% and 3% of total net revenues in 2009, 2008 and 2007, respectively.

WWEShop

    WWEShop is our e-commerce storefront. WWEShop processed over 300,000 orders during 2009 as compared to 329,200 in 2008.

    WWEShop net revenues were $16.0 million, $18.5 million and $18.6 million, representing 3%, 4% and 4% of total net revenues in 2009, 2008 and 2007, respectively.

WWE Studios (represents 2%, 5% and 3% of our net revenues in 2009, 2008 and 2007, respectively)

    Established in 2002, WWE Studios creates a diversified mix of filmed entertainment including theatrical releases, direct-to-DVD films, television movies, series, animation, reality and other projects currently in development.

    WWE Studios has released four feature films: See No Evil, The Marine, The Condemned and 12 Rounds. WWE Studios has also released two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2. 12 Rounds was distributed by Fox and was released in March 2009. The Marine 2 starring WWE Superstar Ted DiBiase, was produced in conjunction with 20th Century Fox Home Entertainment and was released in December 2009.

    In January 2010, WWE Studios announced that it will self-distribute and market its upcoming films beginning with the release of the drama Legendary (working title) starring Patricia Clarkson, Danny Glover and WWE Superstar John Cena. WWE Studios has also completed shooting the feature film, Knucklehead starring Mark Feuerstein (Royal Pains), Melora Hardin (The Office), Paul "Big Show" Wight (WWE), Dennis Farina (Law and Order) and Wendy Malick (Just Shoot Me). The film is tentatively scheduled for release in the Fall of 2010.

    WWE Studios remains committed to providing global audiences family-friendly filmed entertainment which leverages the World Wrestling Entertainment brand. Upcoming films will feature well-known actors and actresses in lead roles supported by WWE Superstars. WWE is slated to produce and release nine films through 2012. Upcoming projects will feature a wide range of genres including family-friendly comedies, dramas and thrillers. International distribution will be handled by WWE’s existing television and video partners worldwide.

    WWE Studios net revenues were $7.7 million, $24.5 million and $16.0 million, representing 2%, 5% and 3% of total net revenues in 2009, 2008 and 2007, respectively.

International

    Revenues generated outside of North America were approximately $127.1 million for 2009, $135.2 million for 2008 and $119.3 million for 2007. Revenues generated from international sources accounted for approximately 27% of total revenues generated in 2009, 26% in 2008 and 25% in 2007. Revenues generated in the United Kingdom, our largest international market, were approximately $36.5 million, $47.3 million and $45.0 million for 2009, 2008 and 2007, respectively.

Creative Development and Production

    Headed by our Chairman and Chief Executive Officer, Vincent K. McMahon, our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, and culminate in our monthly pay-per-view events.

    Our success is due primarily to the continuing popularity of our Superstars and Divas. We currently have 140 Superstars and Divas under exclusive contracts, ranging from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training. Our Superstars and Divas are highly trained and motivated independent contractors, whose compensation is tied to the revenue that they help generate. We own the rights to substantially all of our characters and exclusively license the rights we do not own through agreements with our Superstars and Divas. We continually seek to identify, recruit and develop additional talent for our business.

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

Financial Information about Segments

    See note 18 to Notes to Consolidated Statements, which is included elsewhere in this Form 10-K, for financial information about each of our segments.

Employees

    As of February 2010 we had approximately 585 employees. This headcount excludes our Superstars, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are generally satisfactory. None of our employees are represented by a union.

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

Available Information

    Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website at http://corporate.wwe.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, http://www.sec.gov. None of the information on any of our websites is part of this Annual Report on Form 10-K. Our Corporate Governance Guidelines, Code of Business Conduct and charters of our Audit Committee and Compensation Committee are also available on our website. A copy of any of these documents will be mailed to any stockholder without charge upon request to us at World Wrestling Entertainment, Inc., 1241 East Main Street, Stamford, CT 06902, Attn: Investor Relations Department.

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

    Our television programming is distributed by broadcast and cable networks, and our pay-per-view programming is distributed by pay-per-view providers. Because our revenues are generated, directly and indirectly, from the distribution of our televised and pay-per-view programming, any failure to maintain or renew arrangements with these distributors or the failure of the distributors to continue to provide services to us could adversely affect our operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our cable, broadcast and/or pay-per-view television by carriers located in the United States and abroad.

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

    In addition to serving as Chairman of our Board of Directors and Chief Executive Officer, Mr. McMahon leads the creative team that develops the storylines and the characters for our televised programming and live events. Mr. McMahon is also an important member of our cast of performers. The loss of Mr. McMahon due to unexpected retirement, disability or death or other unexpected termination for any reason could have a material adverse effect on our ability to create popular characters and creative storylines, which could adversely affect our operating results.

    A continued decline in general economic conditions and disruption of financial markets may, among other things, reduce the discretionary income of consumers or further erode advertising markets, which could adversely affect our business.

   Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit our clients’, licensees’ and distributors’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations.Our television partners derive revenues from our programming by the sale of advertising, and we sell advertising directly on our website and in our magazines. As widely reported, the advertising market has been impacted by the weak economic environment. Continued softness in the market could adversely affect our revenues or the financial viability of our distributors.

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

    Our operations are affected by consumer tastes and entertainment trends, which are unpredictable and subject to change and may be affected by changes in the social and political climate. Our programming is created to evoke a passionate response from our fans. Changes in our fans’ tastes or a material change in the perceptions of our business partners, including our distributors and licensees, whether as a result of the social and political climate or otherwise, could adversely affect our operating results.

    Changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business.

    While the production of television programming by independent producers is not directly regulated by the federal or state governments in the United States, the marketplace for television programming in the United States is affected significantly by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all of our programming currently has a PG rating. Domestic and foreign governmental and private-sector initiatives relating to the content of media programming are announced from time to time. Changes in these governmental policies and private-sector perceptions could further restrict our program content and adversely affect our levels of viewership and operating results.

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

    Our live events entail other risks inherent in public live events.

    We hold numerous live events each year, both domestically and internationally. Certain risks are inherent in large events of this type as well as the travel to and from them. Although we believe we take appropriate safety and financial precautions in connection with our events, possible difficulties could occur including air and land travel accidents, the spread of illness such as a H1N1 flu outbreak, injuries resulting from building problems or other equipment malfunction, violence, local labor strikes and other “force majeure” type events. These issues could result in cancelled events and other disruptions to our business as well as liability to other parties, any of which could materially and adversely affect our financial condition or results in operation.

    We will continue to face certain risks relating to our feature film business.

    We have substantial capitalized film costs. These capitalized costs are reflected net of certain production incentives granted by various governmental authorities; our ability to realize these credits may be limited by changes in the legislation governing the incentives and/or the economic environment; the inability to realize these credits would have the effect of increasing our overall production costs. Additionally, the accounting for our film business in accordance with generally accepted accounting principles entails significant judgment used to develop estimates of expected future revenues from films. If expected revenue for one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, we may be required to record an impairment charge and write down the capitalized costs of the film. Under our historic distribution model, we participate in revenue after our distribution partners recoup their costs of distribution, including print and advertising. If a film performance does not generate sufficient receipts to recoup these distribution expenses, we would be obligated to reimburse our distribution partner for any deficit. Additionally, we have recently announced that we will self distribute and market our films. While we believe that this new model will better fit our business needs, allowing us greater control in the ultimate success of our films, no assurances can be given that we will be successful in these new endeavors.

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

    To the extent the Company’s distributions represent a return of capital for tax purposes shareholders could recognize an increased capital gain upon a subsequent sale of the Company’s Common Stock.

    The Company believes that its aggregate dividend distributions paid in 2009 were in excess of its current earnings and profits for that year calculated under applicable Internal Revenue Code (“IRC”) provisions. Under the IRC, distributions in excess of both the Company’s current earnings and profits and the Company’s accumulated earnings and profits will constitute a return of capital and will reduce the stockholder’s adjusted tax basis in its Common Stock. If a stockholder’s adjusted basis in its Common Stock is reduced to zero, these excess distributions would thereafter constitute a capital gain to the stockholder. Dividends paid by the Company could be in excess of current and accumulated earnings and profits as early as calendar 2010.

    Our dividend is significant and is dependent on a number of factors, including a waiver from members of the McMahon family and approval of any new waiver by the Internal Revenue Service.

    Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. In February 2008, the Company increased its quarterly dividend from $.24 to $.36 per share. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years, subject to early termination in the event of Vincent K. McMahon’s death. Instead, they continue to receive a quarterly cash dividend of $.24 per share. Any new dividend waiver is subject to the agreement of members of the McMahon family and their receipt of the approval of the Internal Revenue Service. No assurances can be given that any similar dividend waiver will be in place after the current dividend waiver expires. While we intend to continue to pay quarterly dividends, we cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past. Any reduction in our dividend payments could have a negative effect on our stock price.

    We could face a variety of risks if we expand into new and complementary businesses.

    We have entered into new or complementary businesses in the past and may do so again in the future. Risks of expansion may include, among other risks: potential diversion of management’s attention and other resources, including available cash, from our existing businesses; unanticipated liabilities or contingencies; reduced earnings due to increased amortization, impairment charges and other costs; competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs. In this regard, the Company has announced that it is in the early stages of exploring the formation of a WWE television network as an additional vehicle to distribute our programming content.

    A substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale of those shares could lower our stock price.

    All of the issued and outstanding shares of Class B common stock are held by Vincent McMahon and other members of the McMahon family and trusts set up for these family members. Sales of substantial amounts of these shares, or the perception that such sales could occur, may lower the prevailing market price of our Class A common stock. If any such sales were to occur, the shares would automatically convert into Class A common stock, and the waiver of dividends in excess of $0.24 per share by the McMahon family would terminate as to the shares sold. The Company is not aware that any member of the McMahon family has any plan to sell shares other than Shane McMahon, Vincent McMahon’s son and a former executive officer of the Company, who has indicated an interest in a sale or sales of all or a substantial portion of the approximate 1.9 million shares beneficially held by him.

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

Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties

    We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut. We also have offices in New York, London, Toronto and Los Angeles, and have regional international offices in Sydney, Tokyo, Shanghai, and Singapore. We own the buildings in which our executive and administrative offices, our television and music recording studios and our production operations are located. We lease space for our sales offices, WWE Studios office, and other facilities.

    Our principal properties consist of the following:

		Square		Expiration Date
Facility	Location	Feet	Owned/Leased	of Lease
Executive offices	Stamford, CT	114,300	Owned	—
Production studio	Stamford, CT	39,000	Owned	—
Studios	Stamford, CT	7,000	Leased	Various through September 2011
WWE Studios office	Los Angeles, CA	11,000	Leased	April 2020
Sales offices	Various	17,900	Leased	Various through October 2015

    All of the facilities listed above are utilized in our Live and Televised Entertainment, Consumer Products and Digital Media segments, with the exception of the WWE Studios office in Los Angeles, which focuses on our WWE Studios segment.

    We have upgraded our television production facility to produce high definition broadcasting. In order to allow for future growth we have performed the initial planning for an expansion of our television production facility. However, management has elected to delay the start of any construction project until the economic environment improves.

Item 3. Legal Proceedings

    See Note 13 to Notes to Consolidated Financial Statements, which is included elsewhere in this Form 10-K.

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

Fiscal Year 2008

Quarter Ended	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$19.48	$19.86	$17.13	$15.99	$19.86
Low	$13.35	$14.97	$13.94	$8.76	$8.76
Class A dividends paid per share	$0.36	$0.36	$0.36	$0.36	$1.44
Class B dividends paid per share	$0.24	$0.24	$0.24	$0.24	$0.96

Fiscal Year 2009

Quarter Ended	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$12.22	$14.25	$15.25	$16.59	$16.59
Low	$8.98	$10.34	$11.93	$13.09	$8.98
Class A dividends paid per share	$0.36	$0.36	$0.36	$0.36	$1.44
Class B dividends paid per share	$0.24	$0.24	$0.24	$0.24	$0.96

    There were 9,955 holders of record of Class A common stock and five holders of record of Class B common stock on February 5, 2010. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, along with his wife Linda E. McMahon, control approximately 88% of the voting power of the issued and outstanding shares of our common stock. Through their beneficial ownership of a substantial majority of our Class B common stock, Mr. and Mrs. McMahon can effectively exercise control over our affairs. Sales of substantial amounts of these shares, or the perception that such sales could occur, may lower the prevailing market price of our Class A common stock. If any such sales were to occur, the shares would automatically convert into Class A common stock, and the waiver of dividends in excess of $0.24 per share by the McMahon family would terminate as to the shares sold. The Company is not aware that any member of the McMahon family has any plan to sell shares other than Shane McMahon, Vincent McMahon’s son and a former executive officer of the Company, who has indicated an interest in a sale or sales of all or a substantial portion of the approximate 1.9 million shares beneficially held by him.

    In February 2008, the Company increased its quarterly dividend from $.24 to $.36 per share. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years, subject to early termination in the event of Vincent K. McMahon’s death. Instead, they continue to receive a quarterly cash dividend of $.24 per share. Any new dividend waiver is subject to the agreement of members of the McMahon family and their receipt of the approval of the Internal Revenue Service. No assurances can be given that any similar dividend waiver will be in place after the current dividend waiver expires.

    Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time, including the waiver by the Mcmahon family of a portion of the dividends. While we intend to continue to pay quarterly dividends, we cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past. Any reduction in our dividend payments could have a negative effect on our stock price.

CUMULATIVE TOTAL RETURN CHART

Set forth below is a line graph comparing, for the period commencing April 30, 2004 and ending December 31, 2009, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and the S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading of April 30, 2004 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	4/04	4/05	4/06	12/06	12/07	12/08	12/09
World Wrestling Entertainment, Inc.	100.00	80.03	136.63	134.11	129.26	106.96	165.17
Russell 2000	100.00	104.71	139.76	145.22	142.94	94.65	120.36
S&P Movies & Entertainment	100.00	98.03	101.95	124.00	112.18	65.21	96.28

Equity Compensation Plan Information

    The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2009.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders :
1999 Long Term Incentive Plan
Stock options	192,436	$13.14	-
Restricted stock units	203,686	N/A	-
2007 Omnibus Incentive Plan
Performance stock units	883,210	N/A	3,534,861
Equity compensation plans not approved by
security holders	N/A	N/A	N/A
Total	1,279,332		3,534,861

Item 6. Selected Financial Data

    The following table sets forth our selected financial data for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the eight month transition period ended December 31, 2006 and each of the two fiscal years in the period ended April 30, 2006. The selected financial data as of December 31, 2009 and December 31, 2008 and for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected financial data as of December 31, 2007, December 31, 2006, April 30, 2006 and April 30, 2005 and for the eight month transition period ended December 31, 2006, fiscal years ended April 30, 2006 and April 30, 2005 have been derived from our audited consolidated financial statements, which are not included in this Annual Report. You should read the selected financial data in conjunction with our consolidated financial statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report.

Financial Highlights:

	For the periods ended December 31,				For the periods ended April 30,
	2009	2008	2007	T 2006 (1)	2006	2005
Net revenues	$475.2	$526.5	$485.7	$262.9	$400.1	$366.4
Operating income	$77.1	$70.3	$68.4	$39.2	$70.5	$50.3
Income from continuing operations	$50.3	$45.4	$52.1	$31.6	$47.0	$37.8
Net income	$50.3	$45.4	$52.1	$31.6	$47.0	$39.1
Earnings per share, basic	$0.68	$0.62	$0.73	$0.45	$0.68	$0.57
Earnings per share, diluted	$0.68	$0.62	$0.72	$0.44	$0.67	$0.56
Dividends paid per Class A share	$1.44	$1.44	$0.96	$0.72	$0.72	$0.36
Cash and short-term investments	$208.2	$177.3	$266.4	$248.2	$280.9	$258.1

	As of December 31,			As of April 30,
	2009	2008	2007	T 2006	2006	2005
Total assets	$440.6	$429.4	$470.1	$453.3	$479.4	$441.4
Total debt	$3.9	$4.9	$5.8	$6.7	$7.2	$8.0
Total stockholders’ equity	$337.0	$360.0	$383.4	$385.7	$396.2	$375.5

(1)	In June 2006, WWE changed its fiscal year to a calendar basis beginning with calendar 2007. Due to the change to a calendar year end, we established an eight month transition period from May 1, 2006 through December 31, 2006. The results from this time period are referred to throughout this report as “2006 transition period”, “T 2006”, or the “transition period”.

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
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment featuring our Superstars. To date, we have partnered with major studios to distribute our productions. We have recently announced plans to self-distribute our future filmed entertainment productions beginning in 2010.
    We provide updated information on the key drivers of our business including live event attendance, pay-per-view buys, home video shipments, website traffic, and online merchandise sales on a monthly basis on our corporate website http://corporate.wwe.com. Such information is not incorporated herein by reference.

Results of Operations

    Year Ended December 31, 2009 compared to Year Ended December 31, 2008 (dollars in millions)

    Summary

Net Revenues	2009	2008
Live and Televised Entertainment	$335.0	$331.5
Consumer Products	99.7	135.7
Digital Media	32.8	34.8
WWE Studios	7.7	24.5
Total	$475.2	$526.5

Cost of Revenues	2009	2008
Live and Televised Entertainment	$191.9	$221.2
Consumer Products	41.5	52.1
Digital Media	18.5	22.9
WWE Studios	3.9	15.6
Total	$255.8	$311.8
Profit contribution margin	46%	41%

Operating Income	2009	2008
Live and Televised Entertainment	$124.7	$92.4
Consumer Products	52.7	76.5
Digital Media	5.8	6.2
WWE Studios	2.2	7.2
Corporate	(108.3)	(112.0)
Operating income	$77.1	$70.3
Income from operations	$50.3	$45.4

    Our Live and Televised Entertainment segment benefited from strong performances of our live events and higher television rights fees in both domestic and international markets, which more than offset declines in our pay-per-view business. Our Consumer Products segment experienced declines in both our home video and licensing businesses, primarily video games and toys. Digital Media revenues declined from the prior year, primarily as a result of 9% fewer orders for our WWEShop online retail store. Revenues related to WWE Studios accounted for $7.7 million, as compared to $24.5 million recorded in the prior year, reflecting timing differences in our films release schedule.

    Operating income for the year was also impacted by a $7.4 million charge for bad debt expense related to a former distribution partner and the benefit of $8.3 million of tax incentives relating to our production activities. $5.0 million of these incentives were recorded as cost of revenues, primarily in our Live and Televised Entertainment segment, while $3.3 million were recorded in Selling, General & Administrative Expenses.

    Revenues derived from international sources represented 27% and 26% of total net revenues in 2009 and 2008, respectively.

    Live and Televised Entertainment

    The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment	2009	2008
Live events (dollars in millions)	$108.8	$105.7
Number of North American events	268	242
Average North American attendance	6,500	6,400
Average North American ticket price (dollars)	$37.64	$40.98
Number of international events	74	77
Average international attendance	8,500	8,500
Average international ticket price (dollars)	$66.08	$78.96
Venue merchandise (dollars in millions)	$19.8	$18.5
Domestic per capita spending (dollars)	$9.58	$10.35
Pay-per-view (dollars in millions)	$80.0	$91.4
Number of pay-per-view events	14	14
Number of buys of pay-per-views	4,490,200	5,034,400
Average revenue per buy (dollars)	$17.26	$17.76
Domestic retail price, excluding WrestleMania (dollars)	$39.95	$39.95
Domestic retail price WrestleMania (dollars)	$54.95	$54.95

Television rights fees (dollars in millions)
Domestic	$72.8	$63.5
International	$39.1	$37.2

Television advertising (dollars in millions)	$7.7	$7.4

WWE Classics on Demand (dollars in millions)	$5.4	$6.3
Other (dollars in millions)	$1.4	$1.5
Total (dollars in millions)	$335.0	$331.5

Ratings:
Average weekly household ratings for Raw	3.7	3.4
Average weekly household ratings for SmackDown	2.0	2.4
Average weekly household ratings for ECW	1.2	1.3

Cost of Revenues-Live and Televised Entertainment	2009	2008
Live events	$74.6	$74.3
Venue merchandise	11.1	11.2
Pay-per-view	32.5	49.8
Television	65.7	75.8
Television advertising	0.9	0.8
WWE Classics on Demand	0.8	1.8
Other	6.3	7.5
Total	$191.9	$221.2
Profit contribution margin	43%	33%

    Live events revenue reflects approximately $67.8 million for North American events and $41.0 million for international events in 2009 as compared to $64.0 million for North American events and $41.7 million for international events in 2008. During 2009, average attendance at our North American events was approximately 6,500 while average attendance at our international events was approximately 8,500. During 2008, North American average attendance was approximately 6,400 and average international attendance was approximately 8,500. Live events profit contribution margin was 31% in 2009 as compared to 30% in 2008. During 2008, 18 of the international events performed were recorded as buy-out deals. In 2009 it was determined that these 18 events in 2008, as well as four events in 2009, should have been recorded on a gross basis instead of a net basis. Had these events been recorded on a gross basis, revenues and expenses would have each increased by approximately $6.3 million in 2008 and approximately $1.3 million in 2009, with no change to profit. See Note 1 to the Consolidated Financial Statements.

    Venue merchandise revenues in 2009 were positively impacted by a 2% increase in average North American attendance, partially offset by a 7% decrease in per capita spending dollars. Venue merchandise profit contribution margin was 44% in 2009 as compared to 39% in 2008.

    Pay-per-view revenue reflects approximately 4.5 million buys in 2009 as compared to 5.0 million buys in 2008. In 2009, our premier annual pay-per-view event, WrestleMania XXV, generated approximately 1.0 million buys as compared to 1.1 million buys for WrestleMania XXIV. Several of our pay-per-view events were re-branded in the current year to more accurately reflect the types of matches showcased during each event. Domestic buys, which generate a higher price per buy, represented 63% of total buys in 2009 as compared to 66% in 2008. The pay-per-view profit contribution margin was 59% in 2009 as compared to 46% in 2008, reflecting lower production related costs in the current year.

    Television rights fees reflect rate increases both in domestic and international markets as well as the addition of our new domestic show on WGN, WWE Superstars, which began airing in April 2009. Television cost of revenues has declined based upon cost containment improvements and production related incentives of $3.2 million in 2009. The profit contribution margin increased from 25% to 41% in the current year.

    Advertising revenues include sales of advertising in our Canadian television programs and sponsorships. Advertising cost of revenues reflects costs associated with an increased level of sponsorship related activities in the current year.

    WWE Classics On Demand, our subscription based video-on-demand service, generated lower revenues based on a decline in the number of subscribers in the second half of the year.

    Consumer Products

    The following chart provides performance results and key drivers for our Consumer Products segment:

Revenues-Consumer Products	2009	2008
Licensing	$44.7	$60.5
Magazine publishing	$13.5	$15.4
Net units sold	4,026,300	4,702,800
Home video	$39.4	$58.5
Gross DVD units	3,506,857	4,053,719
Other	$2.1	$1.3
Total	$99.7	$135.7

Cost of Revenues-Consumer Products	2009	2008
Licensing	$11.0	$13.6
Magazine publishing	$11.1	$13.3
Home video	$17.7	$24.2
Other	$1.7	$1.0
Total	$41.5	$52.1
Profit contribution margin	58%	62%

    Licensing revenues include $8.2 million in the toy category as compared to $12.8 million in the prior year, reflecting an overall softening in the retail market. Beginning on January 1, 2010, Mattel became our master toy licensee under a multi-year agreement. Videogame revenue was $19.6 million as compared to $25.3 million in the prior year. In December 2009, we entered into a new eight year contract, effective January 1, 2010, with THQ granting them exclusive worldwide rights to develop and publish video games based on our content. In connection with this agreement, we received a payment of $13.2 million in December 2009 which is included as non-current deferred income on the balance sheet and will be recognized ratably over the term of this agreement.

    Licensing revenues related to books were approximately $6.8 million lower in the current year, as the prior year included the recognition of an advance relating to a multi-year contract with a book publisher. Licensing cost of revenue consists primarily of talent royalties and agent commissions paid to our licensing agents. The licensing profit contribution margin was 75% in 2009 as compared to 78% in 2008.

    Magazine publishing revenues declined in the current year due to lower newsstand sell-through rates, in addition to publishing two fewer special issues of WWE magazine in 2009 as compared to the prior year. Magazine publishing profit contribution margin was 18% in 2009 as compared to 14% in 2008 as the profit margin was favorably impacted by a decline in publication costs.

    Home video revenue reflects the sale of approximately 3.5 million gross DVD units in 2009 as compared to 4.1 million gross units in 2008. Included in the successful titles released in 2009 was WrestleMania XXV, which shipped approximately 234,000 gross units. The home video profit contribution margin was 55% in 2009 as compared to 59% in 2008, reflecting increased distribution costs.

    Digital Media

    The following chart provides performance results and key drivers for our Digital Media segment (dollars in millions, except average revenues per order):

Revenues- Digital Media	2009	2008
WWE.com	$16.8	$16.3
WWEShop	16.0	18.5
Total	$32.8	$34.8
Average WWEShop revenues per order (dollars)	$51.83	$54.77

Cost of Revenues-Digital Media	2009	2008
WWE.com	$6.9	$8.8
WWEShop	11.6	14.1
Total	$18.5	$22.9
Profit contribution margin	44%	34%

    WWE.com revenue in 2009 reflects additional syndicated content sales to outside websites. Web-based advertising accounted for approximately $10.8 million in revenues as compared to $10.6 million in 2008. The WWE.com profit contribution margin was 59% in 2009 as compared to 46% in 2008, reflecting lower costs associated with the production of web content and the benefit of $1.1 million of production incentives.

    WWEShop revenue in 2009 reflects approximately 300,000 customer orders, a decrease of 9% from the prior year. The average customer spend, $51.83 per order, decreased 5% from the prior year. The WWEShop profit contribution margin was 28% in 2009 as compared to 24% in the 2008, partially reflecting a decrease in material and fulfillment costs.

WWE Studios

    The following chart provides performance results for our WWE Studios segment (dollars in millions):

Revenues- WWE Studios	2009	2008
WWE Studios	$7.7	$24.5
Total	$7.7	$24.5

Cost of Revenues-WWE Studios	2009	2008
WWE Studios	$3.9	$15.6
Total	$3.9	$15.6
Profit contribution margin	49%	36%

   WWE participates in revenues associated with our film projects when the distribution and advertising costs incurred by our distributors have been recouped and the results have been reported to us. During 2009, revenues from our WWE Studios segment were $7.7 million, primarily relating to our three previously released feature films The Marine, See No Evil and The Condemned. The revenues recorded for our films varies based upon the release schedule of the films. During 2009 we released our fourth feature film, 12 Rounds, as well as two Direct-to-DVD films, Behind Enemy Lines: Colombia and The Marine 2. 12 Rounds generated approximately $12.2 million in gross domestic box office receipts. We believe the gross receipts generated by 12 Rounds will be sufficient to recoup the distribution expenses incurred by our distribution partner and our investment in the film. We will begin recognizing revenue for 12 Rounds in 2010. 12 Rounds comprises $19.7 million of our “In release” feature film assets. Behind Enemy Lines: Colombia and The Marine 2 comprise $2.1 million and $2.3 million, respectively, of “In release” feature film assets. Our feature film assets are recorded net of certain production incentives. During 2009 we received $4.3 million in production incentives relating to our film production.

    Expenses

    The following chart reflects the amounts of certain significant overhead items (dollars in millions):

Selling, General & Administrative Expenses	2009	2008
Staff related	$62.1	$55.2
Legal, accounting and other professional	14.8	16.6
Stock compensation	7.4	8.0
Advertising and promotion	4.1	11.6
Bad debt	8.6	2.5
All other	30.8	37.4
Total SG&A	$127.8	$131.3
SG&A as a percentage of net revenues	27%	25%

    Staff related expenses in the current year include higher amounts of accrued incentive compensation based on the Company’s performance. Advertising and promotion costs in 2008 included $3.5 million associated with our McMahon’s Million Dollar Mania™ brand awareness campaign. WWE was reimbursed $2.0 million, net of tax, for the prize money associated with this event by the Chairman and Chief Executive Officer of WWE, Vincent K. McMahon. Bad debt expense in the current year reflects an approximately $7.4 million charge to bad debt expense related to a former distribution partner. Additionally, the current year includes a benefit of $3.3 million relating to television production incentives.

	2009	2008
Depreciation and amortization	$14.4	$13.1

    The increase in depreciation and amortization expense reflects a full year of depreciation charges in 2009 associated with the equipment purchased for our move to high definition broadcasting in 2008.

	2009	2008
Investment income	$3.1	$5.9

    The decline in investment income reflects lower interest rates on investment balances.

	2009	2008
Interest expense	$0.3	$0.4

	2009	2008
Other expense, net	$0.4	$6.4

    Other expense, net includes the revaluation of warrants held in certain licensees of $1.1 million and $3.0 million for 2009 and 2008, respectively, and realized foreign exchange gains and losses.

Provision for Income Taxes	2009	2008
Provision	$29.1	$23.9
Effective tax rate	37%	35%

    The prior year rate reflects higher tax-exempt interest income and tax benefits related to a change in previously unrecognized tax positions.

    Year Ended December 31, 2008 compared to Year Ended December 31, 2007 (dollars in millions)

    Summary

Net Revenues	2008	2007
Live and Televised Entertainment	$331.5	$316.8
Consumer Products	135.7	118.1
Digital Media	34.8	34.8
WWE Studios	24.5	16.0
Total	$526.5	$485.7

Cost of Revenues	2008	2007
Live and Televised Entertainment	$221.2	$202.8
Consumer Products	52.1	45.6
Digital Media	22.9	21.3
WWE Studios	15.6	29.1
Total	$311.8	$298.8
Profit contribution margin	41%	38%

Operating Income	2008	2007
Live and Televised Entertainment	$92.4	$100.2
Consumer Products	76.5	68.6
Digital Media	6.2	6.3
WWE Studios	7.2	(14.8)
Corporate	(112.0)	(91.9)
Total operating income	$70.3	$68.4
Income from operations	$45.4	$52.1

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

    Revenues derived from international sources represented 26% and 25% of total net revenues in 2008 and 2007, respectively.

    Live and Televised Entertainment

    The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment	2008	2007
Live events (dollars in millions)	$105.7	$99.3
Number of North American events	242	233
Average North American attendance	6,400	6,600
Average North American ticket price (dollars)	$40.98	$40.47
Number of international events	77	75
Average international attendance	8,500	7,700
Average international ticket price (dollars)	$78.96	$79.60
Venue merchandise (dollars in millions)	$18.5	$19.1
Domestic per capita spending (dollars)	$10.35	$10.75
Pay-per-view (dollars in millions)	$91.4	$94.3
Number of pay-per-view events	14	15
Number of buys of pay-per-views	5,034,400	5,200,800
Average revenue per buy (dollars)	$17.76	$17.43
Domestic retail price, excluding WrestleMania (dollars)	$39.95	$39.95
Domestic retail price WrestleMania (dollars)	$54.95	$49.95

Television rights fees (dollars in millions)
Domestic	$63.5	$59.6
International	$37.2	$32.8

Television advertising (dollars in millions)	$7.4	$5.9

WWE 24/7 Classics on Demand (dollars in millions)	$6.3	$4.9
Other (dollars in millions)	$1.5	$0.9
Total (dollars in millions)	$331.5	$316.8

Ratings:
Average weekly household ratings for Raw	3.4	3.7
Average weekly household ratings for SmackDown	2.4	2.7
Average weekly household ratings for ECW	1.3	1.5

Cost of Revenues-Live and Televised Entertainment	2008	2007
Live events	$74.3	$71.2
Venue merchandise	11.2	11.4
Pay-per-view	49.8	43.6
Television	75.8	66.5
Television advertising	0.8	0.9
WWE 24/7 Classics on Demand	1.8	2.1
Other	7.5	7.1
Total	$221.2	$202.8
Profit contribution margin	33%	36%

    Live events revenue reflected approximately $64.0 million for North American events and $41.7 million for international events in 2008 as compared to $61.9 million for North American events and $37.4 million for international events in 2007. During 2008, average attendance at our North American events was approximately 6,400 while average attendance at our international events was approximately 8,500. During 2007, North American average attendance was approximately 6,600 and average international attendance was approximately 7,700. During 2008, 18 of the international events performed were recorded as buy-out deals. In 2009 it was determined that these 18 events in 2008, as well as six events in 2007, should have been recorded on a gross basis instead of a net basis. Had these events been recorded on a gross basis, revenues and expenses would have each increased by approximately $6.3 million in 2008 and approximately $2.7 million in 2007, with no change to profit. Live events profit contribution margin was 30% in 2008 as compared to 28% in 2007.

    Venue merchandise revenues in 2008 were impacted by the slight decline in North American average attendance and per capita spending dollars. Venue merchandise profit contribution margin was 39% in 2008 as compared to 40% in 2007.

    Pay-per-view revenue reflected approximately 5.0 million buys in 2008 as compared to 5.2 million buys in 2007. In 2008, our premier annual pay-per-view event, WrestleMania XXIV, generated approximately 1.1 million buys as compared to 1.2 million buys for WrestleMania XXIII. Domestic buys, which carry a higher price per buy, represented 66% of total buys in 2008 and 2007. The pay-per-view profit contribution margin was 46% in 2008 as compared to 54% in 2007, reflecting additional spending in guest talent pay, promotion and consumer advertising in support of WrestleMania XXIV.

    The increase in domestic and international television rights fees reflected our new agreement with MyNetworkTV as well as contractual increases in several territories. The increase in television cost of revenues reflects higher production and staging costs incurred related to our broadcasting in high definition.

    Advertising revenues included sales of advertising in our Canadian television programs and sponsorships. Advertising cost of revenues reflects costs associated with the increased sponsorship related activities in 2008.

    WWE 24/7 Classics On Demand, our subscription based video-on-demand service, generated higher revenues based on the expanded number of subscribers from 2007.

    Consumer Products

    The following chart provides performance results and key drivers for our Consumer Products segment:

Revenues- Consumer Products	2008	2007
Licensing	$60.5	$47.1
Magazine publishing	$15.4	$16.5
Net units sold	4,702,800	4,858,400
Home video	$58.5	$53.7
Gross DVD units	4,053,719	4,034,167
Other	$1.3	$0.8
Total	$135.7	$118.1

Cost of Revenues-Consumer Products	2008	2007
Licensing	$13.6	$11.9
Magazine publishing	$13.3	$11.4
Home video	$24.2	$21.6
Other	$1.0	$0.7
Total	$52.1	$45.6
Profit contribution margin	62%	61%

    Licensing revenues in 2008 reflect approximately $12.8 million in the toy category, $25.3 million in the videogame category and $9.3 million related to apparel and novelties. In 2007, revenues reflected approximately $14.3 million in the toy category, $18.3 million in the videogame category and $9.4 million related to apparel and novelties. 2008 reflects revenues from the videogame title “SmackDown vs. Raw 2008” released in seven platforms versus four platforms for the prior release in this series. Licensing revenues related to books were approximately $6.4 million higher in 2008, primarily due to amounts earned as part of a license with our book publisher. Licensing revenue is dependent upon the release schedule of products and is affected by the timing of when licensees report results to us. Licensing cost of revenue consists primarily of talent royalties and agent commissions paid to our licensing agents. The licensing profit contribution margin was 78% in 2008 as compared to 75% in 2007.

    Magazine publishing revenues declined in 2008 due to lower newsstand sell-through rates as we published twenty-six issues as compared to twenty-one issues in 2007. In April 2008, we began publishing a new magazine titled WWE Kids, a bi-monthly publication for 6-14 year old WWE fans, which generated approximately $0.9 million in revenue. The magazine publishing profit contribution margin was 14% in 2008 as compared to 31% in 2007 as the profit margin was adversely impacted by the lower sell-through rates and higher publication costs.

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

    Digital Media

    The following chart provides performance results and key drivers for our Digital Media segment (dollars in millions, except average revenues per order):

Revenues- Digital Media	2008	2007
WWE.com	$16.3	$16.2
WWEShop	$18.5	$18.6
Total	$34.8	$34.8
Average revenues per order (dollars)	$54.77	$54.94

Cost of Revenues-Digital Media	2008	2007
WWE.com	$8.8	$7.6
WWEShop	$14.1	$13.7
Total	$22.9	$21.3
Profit contribution margin	34%	39%

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

    WWE Studios

    The following chart provides performance results and key drivers for our WWE Studios segment (dollars in millions):

Revenues- WWE Studios	2008	2007
WWE Studios	$24.5	$16.0
Total	$24.5	$16.0

Cost of Revenues-WWE Studios	2008	2007
WWE Studios	$15.6	$29.1
Total	$15.6	$29.1
Profit contribution margin	36%	(82%)

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

    Staff related expenses increased in 2008 due in part to the continued expansion of our Digital Media content staff and advertising sales force and additional personnel related to our international expansion. The increase in legal, accounting and other professional fees reflected additional litigation based expense due to case activity. Stock compensation expense includes amortization of restricted stock unit and performance stock unit grants issued to employees. Advertising and promotion costs in 2008 include $3.5 million associated with our McMahon’s Million Dollar Mania brand awareness campaign. WWE was reimbursed $2.0 million, net of tax, for the prize money associated with this event by the Chairman of WWE, Vincent K. McMahon. Additional advertising and promotion costs of approximately $1.2 million were also incurred in support of our new international offices. Bad debt expense in the current year reflects an increase for specifically identified accounts due to difficulties encountered in our collection efforts.

	2008	2007
Depreciation and amortization	$13.1	$9.3

    The increase in depreciation and amortization expense reflects the initial depreciation charges associated with the assets purchased for our implementation of high definition broadcasting.

	2008	2007
Investment income	$5.9	$9.1

    The decline in investment income reflects lower investment balances.

	2008	2007
Interest expense	$0.4	$0.6

	2008	2007
Other expense, net	$6.4	$0.5

    Other expense, net includes a mark-to-market adjustment for the revaluation of warrants held in licensees and realized losses on foreign currency transactions.

Provision for Income Taxes	2008	2007
Provision	$23.9	$24.3
Effective tax rate	35%	32%

    The prior year rate reflects higher tax-exempt interest income and tax benefits related to a change in previously unrecognized tax positions.

Liquidity and Capital Resources

    Cash flows provided by operating activities were $116.4 million, $36.2 million and $98.2 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Cash flows provided by operating activities vary, in part, due to the timing of our productions and the related amortization of feature films. Cash flows used for feature film production were $9.9 million, $25.5 million and $1.8 million for 2009, 2008 and 2007, respectively. The estimated cash to be used in 2010 for film production costs is expected to be $20.0 to $25.0 million, depending on the number and type of film projects selected. Working capital, consisting of current assets less current liabilities, was $222.7 million, $221.7 million and $276.1 million at December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

    We receive production incentive credits or refunds through various governmental programs designed to promote film and television production within the United States and international jurisdictions. We anticipate receiving approximately $10.0 to $15.0 million in production credits within the next twelve months. The timing and realizable amount of credits is impacted by our production schedule and limitations associated with monetization of the credits.

    Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers or distributors. Changes in the financial condition or operations of our distributors or customers may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. In this regard, during 2009 we recorded a charge for $7.4 million to reserve for a receivable related to a former distribution partner.

    Net cash flows used in investing activities were $6.4 million in 2009, while cash flows provided by investing activities were $21.7 million in 2008 and $13.0 million in 2007. As of February 6, 2010, we had approximately $22.4 million of investment securities invested in auction rate securities (“ARS”) and $64.0 million of investment securities invested in municipal and corporate bonds.

    Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. In February 2008, we started to experience difficulty in selling our ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As we maintain a strong liquidity position, our intent is not to sell the security and we believe that it is not more likely than not that we will be required to sell until one of the aforementioned remedies occurs.

    As of December 31, 2009, we have recorded a cumulative adjustment of approximately $2.0 million to reduce the fair value of our investment in ARS, which has been reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not believe that the fair market value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans included in the collateral package by the United States Government), our intent not to sell the security and our determination that it is not more likely than not that we will be required to sell the security before recovery of its anticipated amortized cost basis. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

    Capital expenditures for fixed asset projects were approximately $5.4 million, $26.3 million and $18.2 million in 2009, 2008 and 2007, respectively. Capital expenditures in 2008 and 2007 reflected approximately $9.5 million and $10.1, respectively, related to our transition to high definition broadcasting. Also in 2008 we acquired a parcel of land adjacent to our television studio for approximately $3.0 million and incurred approximately $3.9 million in costs related to the planning of our media center expansion. However, management has elected to delay the start of any construction for this expansion until the economic environment improves. Capital expenditures in 2010, excluding costs incurred for the media center project, are expected to be between $9.0 million and $11.0 million for building improvements and equipment.

    Cash flows used in financing activities for 2009, 2008 and 2007, were $79.8 million $74.1 million and $61.6 million, respectively. In February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family. The quarterly dividend on all Class B common shares, held by members of the McMahon family and their respective trusts, will remain at $0.24 per share as they have waived quarterly cash dividends in excess of $0.24 per share for a period of three years. In 2009, we paid four quarterly cash dividends of $0.36 on all Class A common shares, and $0.24 on all Class B common shares, for an aggregate amount of $82.3 million. In 2008, we paid four quarterly cash dividends of $0.36 on all Class A common shares, and $0.24 on all Class B common shares, for an aggregate amount of $81.4 million. In 2007, we paid four quarterly cash dividends, at $0.24 per share on all Class A and Class B common shares, for an aggregate amount of $68.7 million. Assuming the continuation of these respective cash quarterly dividend rates of $0.36 per share and $0.24 per share and the same stock ownership, the estimated amount of dividends that would be paid for 2010 is approximately $82.9 million.

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

  Employment contract with Vincent K. McMahon, which runs through October 2011, with annual renewals thereafter if not terminated by us or Mr. McMahon, as well as a talent contract with Mr. McMahon that is coterminous with his employment contract. Mr. McMahon waives all of his compensation under theses agreements, except for a salary of $850,000 per year.

  Other employment contracts, which are generally for one-to three-year terms.

  Service contracts with certain of our independent contractors, including our talent, which are generally for one-to four-year terms.
    Our aggregate minimum payment obligations under these contracts as of December 31, 2009, assuming the continued waiver of compensation by Mr. McMahon (except for the annual salary of $850,000, noted above), were as follows:

	Payments due by period
	($ in millions)
				After
	2010	2011 to 2012	2013 to 2014	2014	Total
Long-term debt (including interest thereon)	$1.3	$2.7	$0.4	$-	$4.4
Operating leases	2.1	2.2	1.6	2.3	8.2
Talent, employment agreements and other commitments	15.5	9.9	5.4	3.7	34.5
Total commitments	$18.9	$14.8	$7.4	$6.0	$47.1

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

Inflation

    During 2009, 2008 and 2007, inflation has not had a material effect on our business.

Application of Critical Accounting Policies

Accounting Policies

    We believe the following are the critical accounting policies used in the preparation of our financial statements, as well as the significant judgments and estimates affecting the application of these policies.

  Revenue Recognition
    Pay-per-view programming:

    Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and any subsequent adjustments to the buys are recognized in the period new information is received. As of December 31, 2009, our pay-per-view accounts receivable was $13.7 million. If our initial estimate is incorrect, it can result in significant adjustments to revenues in subsequent years.

    Licensing:

    Licensing revenues are recognized upon receipt of reports from the individual licensees that detail the royalties generated by product sales. If we receive licensing advances or up-front fees, such payments are deferred and recognized as income as earned over the term of the contract. In connection with our new agreement with THQ we received a payment of $13.2 million in December 2009 that we have recorded as non-current deferred income and we will recognize this amount ratably over the term of this agreement.

    Home video:

    Revenues from the sales of home video titles are recorded at the later of the date of delivery by our distributor to wholesalers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information and current industry trends. As of December 31, 2009, our home video returns allowance was $5.5 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

    Magazine publishing:

    Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns. We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current titles in relation to prior issue return rates. As of December 31, 2009, our newsstand returns allowance was $4.8 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

    Feature films:

    We capitalize costs of production and acquisition, including production overhead, as feature film production assets. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us. The costs for an individual film are amortized and participation and residual costs are accrued in the proportion that the current period’s revenues bear to management’s estimates of the ultimate revenue from exploitation, exhibition or sale of such film over a period not to exceed ten years from the date of initial release. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition. In 2008 and 2007 we recorded an impairment charge of $1.9 million and $15.7 million related to See No Evil and The Condemned, respectively. As of December 31, 2009, we have approximately $37.1 million in capitalized film production costs.

    We have performed estimates of our ultimate revenue for each of our released film projects, as well as the capitalized costs for various film projects in development, and believe no additional write-down is required at this time.
  Allowance for Doubtful Accounts
    Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers. Changes in the financial condition of significant customers, either adverse or positive, could impact the amount and timing of any additional allowances that may be required. During 2009 we recorded an allowance for doubtful accounts of $7.4 million related to a former distribution partner. As of December 31, 2009, our allowance for doubtful accounts was $11.9 million.

  Income Taxes
    Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. As of December 31, 2009, our deferred tax assets were $24.8 million, less a valuation allowance of $1.2 million. Our deferred tax liabilities were $18.1 million and our unrecognized tax benefits totalled $9.2 million.

Recent Accounting Pronouncements

    In July 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance which established the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for WWE in the third quarter of 2009. The guidance did not have an impact on the Company's financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

    In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. We adopted the guidance in the quarter ended December 31, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

    In May 2009, the FASB issued authoritative guidance for subsequent events. The guidance provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature. The guidance is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. The guidance defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of the guidance as of June 30, 2009. The Company evaluated its December 31, 2009 financial statements for subsequent events through February 23, 2010, the date the statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

    In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which amended existing guidance. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the provisions of the guidance as of June 30, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

    In April 2009, the FASB issued authoritative guidance related to determining the fair value of an asset or liability when the volume and level of activity for the asset or liability has significantly decreased, which is effective for interim and annual periods ending after June 15, 2009. The new rules also require additional disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The Company adopted the provisions of the guidance as of June 30, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

    In April 2009, the FASB issued authoritative guidance related to the recognition and presentation of other than temporary impairments. The guidance amends existing other than temporary impairment guidance for debt securities to make the guidance more operational and to improve presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements. It requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the provisions of the guidance as of June 30, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

    The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the loss of the creative services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines; (v) continued decline in general economic conditions and disruption in financial markets could adversely affect our business; (vi) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, increasing our exposure to bad debts and potentially impacting our results of operations; (vii) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (viii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (ix) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (x) we face uncertainties associated with international markets; (xi) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xii) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xiii) we could incur substantial liabilities if pending litigation is resolved unfavorably; (xiv) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xv) our live events schedule exposes us to risks inherent in large public events as well as travel to and from such events; (xvi) we continue to face risks inherent in our feature film business; (xvii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xviii) we could face a variety of risks if we expand into new or complementary businesses; (xix) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xx) our Class A common stock has a relatively small public “float”. In addition, our dividend is significant and is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant including a waiver by the McMahon family of a portion of the dividends as described elsewhere in this Report. The forward-looking statements speak only as of the date of this Report and undue reliance should not be placed on these statements.

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

    Our investment portfolio consists primarily of municipal bonds and student loan auction rate securities with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration, excluding our long term auction rate securities, is less than one year. Due to the nature of our investments and our strategy to minimize market and interest rate risk, we believe that our portfolio would not be materially impacted by adverse fluctuations in interest rates.

Item 8. Financial Statements and Supplementary Data

    The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None

Item 9A. Controls and Procedures

    We have performed an evaluation under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our Chairman and Chief Executive Officer, and our Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

    There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

    Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

    Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. We review the results of management’s assessment with our Audit Committee.

    The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 24, 2010

Item 9B. Other Information

None.

PART III

    The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders, except for the equity compensation plan information required by Item 12, which is set forth above in Item 5.

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

10.8	Revised offer letter between the Company and Donna Goldsmith (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, dated December 1, 2008).*

10.9	Offer letter between the Company and George A. Barrios (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, dated March 14, 2008).*

10.10	Offer letter, dated March 4, 2004, between the Company and John Laurinaitis (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2005).*

10.11	Employment Agreement, dated June 15, 2009, between the Company and Michael Pavone (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.12	Separation Agreement and Release between the Company and Michael Sileck (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated December 31, 2008).*

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

10.17	Agreement between WWF-World Wide Fund for Nature and Titan Sports, Inc. dated January 20, 1994 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-84327)).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)

Dated: February 23, 2010	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
Chairman of the Board of Directors and
/s/ VINCENT K. MCMAHON	Chief Executive Officer
Vincent K. McMahon	(principal executive officer)	February 23, 2010

/s/ DONNA N. GOLDSMITH
Donna N. Goldsmith	Chief Operating Officer and Director	February 23, 2010

/s/ LOWELL P. WEICKER Jr.
Lowell P. Weicker Jr.	Director	February 23, 2010

/s/ DAVID KENIN
David Kenin	Director	February 23, 2010

/s/ JOSEPH H. PERKINS
Joseph H. Perkins	Director	February 23, 2010

/s/ MICHAEL B. SOLOMON
Michael B. Solomon	Director	February 23, 2010

/s/ FRANK A. RIDDICK III
Frank A. Riddick III	Director	February 23, 2010

/s/ JEFFREY R. SPEED
Jeffrey R. Speed	Director	February 23, 2010

/s/ KEVIN DUNN
Kevin Dunn	Director	February 23, 2010

/s/ BASIL V. DEVITO Jr.
Basil V. DeVito Jr	Director	February 23, 2010

/s/ GEORGE A. BARRIOS	Chief Financial Officer
George A. Barrios	(principal financial and accounting officer)	February 23, 2010

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc, and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 24, 2010

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED INCOME STATEMENTS
(dollars and shares in thousands, except per share data)

	For the years ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Net revenues	$475,161	$526,457	$485,655
Cost of revenues	255,847	311,784	298,769
Selling, general and administrative expenses	127,757	131,303	109,134
Depreciation and amortization	14,424	13,083	9,319
Operating income	77,133	70,287	68,433
Investment income, net	3,051	5,872	9,110
Interest expense	339	422	552
Other expense, net	415	6,381	517
Income before income taxes	79,430	69,356	76,474
Provision for income taxes	29,127	23,940	24,337
Net income	$50,303	$45,416	$52,137
Earnings per share - Basic:
Net income	$0.68	$0.62	$0.73
Earnings per share - Diluted:
Net income	$0.68	$0.62	$0.72

Shares used in per share calculations:
Basic	73,765	72,889	71,616
Diluted	74,286	73,523	72,301

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	As of:
	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,784	$119,655
Short-term investments	58,440	57,686
Accounts receivable, net	62,732	60,133
Inventory, net	2,182	4,958
Prepaid expenses and other current assets	21,721	37,596
Total current assets	294,859	280,028
PROPERTY AND EQUIPMENT, NET	84,376	92,367
FEATURE FILM PRODUCTION ASSETS	37,053	31,657
INVESTMENT SECURITIES	22,370	22,299
INTANGIBLE ASSETS, NET	276	1,184
OTHER ASSETS	1,687	1,875
TOTAL ASSETS	$440,621	$429,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,082	$1,002
Accounts payable	21,281	18,334
Accrued expenses and other liabilities	35,164	27,121
Deferred income	14,603	11,875
Total current liabilities	72,130	58,332
LONG-TERM DEBT	2,790	3,872
NON-CURRENT INCOME TAX LIABILITIES	17,152	7,232
NON-CURRENT DEFERRED INCOME	11,528	—

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
25,746,603 and 25,080,454 shares issued and outstanding as of December 31,
2009 and 2008, respectively)	257	252
Class B common stock: ($.01 par value; 60,000,000 shares authorized;
47,713,563 shares issued as of December 31, 2009 and 2008)	477	477
Additional paid-in capital	326,008	317,105
Accumulated other comprehensive income	2,377	1,171
Retained earnings	7,902	40,969
Total stockholders’ equity	337,021	359,974
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$440,621	$429,410

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(dollars and shares in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid – in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2006	70,998	710	286,985	666	97,350	385,711
Comprehensive income:
Net income	—	—	—	—	52,137	52,137
Translation adjustment	—	—	—	963	—	963
Unrealized holding loss, net of tax of
$31	—	—	—	51	—	51
Reclassification adjustment for losses
realized in net income, net of tax of
$744	—	—	—	1,214	—	1,214
Total comprehensive income						54,365
Stock issuances (repurchases), net	318	3	(1,274)	—		(1,271)
Exercise of stock options	472	5	6,165	—		6,170
Excess tax benefits from stock-based
payment arrangements	—	—	841	—	—	841
Dividends paid	—	—	882	—	(69,546)	(68,664)
Adjustment to adopt uncertain tax
positions	—	—	—	—	(1,502)	(1,502)
Stock compensation costs	—	—	7,730	—	—	7,730
Balance, December 31, 2007	71,788	718	301,329	2,894	78,439	383,380

Comprehensive income:
Net income	—	—	—	—	45,416	45,416
Translation adjustment	—	—	—	(1,207)	—	(1,207)
Unrealized holding loss, net of tax of
$404	—	—	—	(660)	—	(660)
Reclassification adjustment for losses
realized in net income, net of tax of
$89	—	—	—	144	—	144
Total comprehensive income						43,693

Stock issuances (repurchases), net	551	6	(2,963)	—	—	(2,957)
Exercise of stock options	514	5	6,263	—	—	6,268
Excess tax benefits from stock-based
payment arrangements	—	—	1,081	—	—	1,081
Dividends paid	—	—	1,489	—	(82,886)	(81,397)
Stock compensation costs	—	—	7,956	—	—	7,956
Capital contribution by principal
stockholder	—	—	1,950	—	—	1,950
Balance, December 31, 2008	72,853	$729	$317,105	$1,171	$40,969	$359,974

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (CONTINUED)
(dollars and shares in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid – in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2008	72,853	$729	$317,105	$1,171	$40,969	$359,974
Comprehensive income:
Net income	—	—	—	—	50,303	50,303
Translation adjustment	—	—	—	987	—	987
Unrealized holding gain, net of tax of
$541	—	—	—	883	—	883
Reclassification adjustment for gains
realized in net income, net of tax of
$407	—	—	—	(664)	—	(664)
Total comprehensive income						51,509

Stock issuances (repurchases), net	371	3	(1,176)	—	—	(1,173)
Exercise of stock options	180	2	2,338	—	—	2,340
Tax shortfall from stock-based payment
arrangements	—	—	(690)	—	—	(690)
Dividends paid	—	—	1,101	—	(83,370)	(82,269)
Stock compensation costs	—	—	7,330	—	—	7,330
Balance, December 31, 2009	73,404	$734	$326,008	$2,377	$7,902	$337,021

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	December 31,	December 31,	December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$50,303	$45,416	$52,137
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of feature film production assets	3,916	15,619	29,062
Depreciation and amortization	14,424	13,083	9,319
Realized (gains) losses on sales of investments	(1,022)	233	1,958
Amortization of investment income	952	657	(493)
Stock compensation costs	7,389	7,956	7,777
Unrealized loss on revaluation of warrants	1,050	3,031	1,178
Provision for doubtful accounts	8,558	2,521	47
Provision for inventory obsolescence	1,991	2,679	1,037
Provision (benefit) for deferred income taxes	672	6,605	(7,421)
Excess tax benefits from stock-based payment arrangements	(133)	(1,081)	(841)
Reimbursement of operating expenses by principle stockholder	—	1,950	—
Changes in assets and liabilities:
Accounts receivable	(11,158)	(6,983)	(4,531)
Inventory	785	(2,920)	(2,704)
Prepaid expenses and other assets	18,864	(7,402)	8,688
Feature film production assets	(9,942)	(25,524)	(1,833)
Accounts payable	2,948	(3,617)	7,042
Accrued expenses and other liabilities	12,081	(11,261)	(598)
Deferred income	14,729	(4,719)	(1,661)
Net cash provided by operating activities	116,407	36,243	98,163
INVESTING ACTIVITIES:
Purchase of property and equipment and other assets	(5,525)	(26,561)	(18,516)
Purchases of short-term investments	(54,593)	(119,495)	(211,366)
Proceeds from sales or maturities of short-term investments	53,687	167,796	242,888
Net cash (used in) provided by investing activities	(6,431)	21,740	13,006
FINANCING ACTIVITIES:
Repayment of long-term debt	(1,002)	(927)	(860)
Issuance of stock, net	951	842	882
Dividends paid	(82,269)	(81,397)	(68,664)
Net proceeds from exercise of stock options	2,340	6,268	6,170
Excess tax benefits from stock-based payment arrangements	133	1,081	841
Net cash used in financing activities	(79,847)	(74,133)	(61,631)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,129	(16,150)	49,538
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,655	135,805	86,267
CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,784	$119,655	$135,805
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$10,870	$16,683	$24,299
Cash paid during the period for interest	$341	$416	$552

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment featuring our Superstars. To date, we have partnered with major studios to distribute our productions. We have recently announced plans to self-distribute our future filmed entertainment productions beginning in 2010.
    All intercompany transactions and balances have been eliminated. Effective April 1, 2009, as a result of reconsidering contract elements of certain international live event contracts, the accounting treatment for these transactions was changed prospectively to reflect these transactions on a gross basis pursuant to relevant accounting literature. Previously, these contracts were incorrectly reported on a net basis. The impact of the accounting of these contracts prior to April 1, 2009 was not material to any of the periods presented, and therefore, have not been adjusted.

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

    Investments — We classify all of our investments as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and student loan auction rate securities, which are classified as non-current due to continued failures of the auction mechanism that provides liquidity to these investments. All of these investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

    Accounts Receivable — Accounts receivable relate principally to amounts due to us from pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively, and balances due from the sale of home videos and magazines. Our accounts receivable represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. During 2009 we recorded a $7,407 charge related to a receivable with a former distribution partner. Accounts receivable are written off when considered uncollectible. Activity in the allowance for doubtful accounts is as follows:

	Balance at	Charged to		Balance at
	beginning	costs and	Write-offs and	end of
	of period	expenses	other	period
2009	$4,718	$8,558	$(1,350)	$11,926
2008	$1,358	$2,521	$839	$4,718
2007	$2,084	$47	$(773)	$1,358

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

    Feature Films — Feature films are recorded at the cost of production, including production overhead. The costs for an individual film will be amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale of such film. Each reporting period management reviews, and when necessary revises, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value.

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

    Income Taxes— Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)
  Sponsorships:
    Through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, on-air announcements and special appearances by our Superstars. We assign the total sponsorship revenues to the various elements contained within a sponsorship package based on objective and reliable evidence of fair value and their relative fair values. Our relative fair values for the sponsorship elements are based upon a combination of historical prices and current advertising market conditions. Revenue from these packages is recognized as each element is delivered.
  Licensing:
    Revenues from our licensed products are recognized upon receipt of reports from the individual licensees that detail the royalties generated by related product sales. If we receive licensing advances, such payments are recorded as deferred revenue and are recognized as income when earned.
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

    Stock-Based Compensation — New, modified and unvested share-based payment transactions with employees, such as stock options, performance stock units and restricted stock units, are recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

    Derivative Instruments – We hold warrants received from certain publicly traded companies with whom we had licensing or distribution agreements. Warrants received from these licensees were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model. That amount was recorded as deferred revenue and is amortized into operating income over the life of the related agreements using straight-line amortization. For 2009, 2008 and 2007, we recorded revenues of $475, $493, $493, respectively, related to the amortization of deferred revenue resulting from the receipt of such warrants. Subsequent to receipt, the warrants are adjusted to their estimated fair value each quarter, with changes in fair value included in other income (expense).

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

    Earnings Per Share(EPS) - We present both basic and diluted EPS amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury-stock method. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

Recent Accounting Pronouncements

    In July 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance which established the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for us in the third quarter of 2009. The guidance did not have an impact on the Company's financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

    In August 2009, the FASB issued authoritative guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. We adopted the guidance in the quarter ended December 31, 2009.

    In May 2009, the FASB issued authoritative guidance for subsequent events. The guidance provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature. The guidance is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. The guidance defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of the guidance as of June 30, 2009. The Company evaluated its December 31, 2009 financial statements for subsequent events through February 24, 2010, the date the statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

    In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which amended existing guidance. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the provisions of the guidance as of June 30, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

    In April 2009, the FASB issued authoritative guidance related to determining the fair value of an asset or liability when the volume and level of activity for the asset or liability has significantly decreased, which is effective for interim and annual periods ending after June 15, 2009. The new rules also require additional disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The Company adopted the provisions of the guidance as of June 30, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

    In April 2009, the FASB issued authoritative guidance related to the recognition and presentation of other than temporary impairments. The guidance amends existing other than temporary impairment guidance for debt securities to make the guidance more operational and to improve presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the provisions of the guidance as of June 30, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3. Earnings Per Share

    For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	2009	2008	2007
Basic	73,764,607	72,888,688	71,616,122
Diluted	74,286,403	73,523,270	72,301,211
Dilutive effect of outstanding options	-	61,225	209,576
Dilutive effect of restricted and performance stock units	518,387	571,032	474,025
Dilutive effect of employee share purchase plan	3,409	2,325	1,488
Anti-dilutive outstanding options, end of year	192,436	157,000	174,400

    Net income per share of Class A Common Stock and Class B Common Stock is computed in accordance with a two- class method of earnings allocation. Any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive. As there were no undistributed earnings for years ended December 31, 2009 and 2008, basic and diluted income per share was the same for both the Class A and Class B stockholders.

4. Intangible Assets

    Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years. The net carrying amount of our intangible assets was $276 and $1,184 as of December 31, 2009 and December 31, 2008, respectively.

    Amortization expense was $1,028, $1,380 and $1,389 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated future amortization expense is $183, $71 and $22 for the years ending December 31, 2010, 2011 and 2012, respectively.

5. Investment Securities and Short-Term Investments

    Investments consisted of the following:

	December 31, 2009
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,400	$(2,030)	$22,370
Municipal bonds	48,108	427	48,535
Corporate bonds	9,849	56	9,905
Total	$82,357	$(1,547)	$80,810

    The unrealized holding loss of $1,547 at December 31, 2009 consisted of gross losses of $2,061 and gains of $514.

	December 31, 2008
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,850	$ (2,551)	$22,299
Municipal bonds	56,854	756	57,610
Other	123	(47)	76
Total	$81,827	$(1,842)	$79,985

    The unrealized holding loss of $1,842 at December 31, 2008 consisted of gross losses of $2,606 and gains of $764.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5. Investment Securities and Short-Term Investments (continued)

    Management deems investments to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the ability to hold and intent not to sell the investment.

    Starting in February 2008, we experienced difficulty selling our investment in ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. The securities for which auctions have failed will continue to accrue interest and be auctioned every 35 days until the auction succeeds, the issuer calls the securities, or they mature. Accordingly, there may be no effective mechanism for selling these securities and we may own long-term securities; as such, we have classified our investment in ARS as non-current investments. As of December 31, 2009, the Company had approximately $22,370 of student loan auction rate securities which have been valued at their estimated fair value, based on a discounted cash flow analysis which considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value and expected interest income to be received over this period. Because of the inherent subjectivity in valuing these securities, we also obtained independent valuations for each of our ARS as of December 31, 2009 in estimating their fair values.

    As of December 31, 2009 we do not believe the unrealized loss position in these securities of $2,030 is other-than-temporary, and as such, the unrealized loss has been recorded as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), and based on our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

    In addition to the investments described above, we also hold warrants which we received from certain publicly traded companies with whom we had licensing agreements. The estimated fair value of these warrants, determined using the Black-Scholes model, was $77, $1,127 and $4,158 as of December 31, 2009, December 31, 2008 and December 31, 2007, respectively, and is included in other current assets at December 31, 2009. We recognized mark to market adjustments of $(1,050), $(3,031) and $(1,178) during 2009, 2008 and 2007, respectively, relating to these warrants, which is included in other expense, net.

6. Fair Value Measurement

    Effective January 1, 2008, the Company adopted new authoritative guidance that requires fair value to be determined based on the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement based on assumptions that "market participants" would use to price the asset or liability. Accordingly, the framework considers markets or observable inputs as the preferred source of value followed by assumptions based on hypothetical transactions, in the absence of market inputs. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of assets and liabilities should include consideration of non-performance risk including the Company's own credit risk.

    Additionally, the guidance establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

    Level 1- quoted prices in active markets for identical assets or liabilities;
    Level 2- quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
    Level 3- unobservable inputs, such as discounted cash flow models or valuations

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6. Fair Value Measurement (continued)

    The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of December 31, 2009 and December 31, 2008, respectively:

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	December 31,
	Markets (Level 1)	(Level 2)	(Level 3)	2009
Municipal bonds	$-	$48,535	$-	$48,535
Auction rate securities	-	-	22,370	22,370
Corporate bonds	-	9,905	-	9,905
Other	-	77	-	77
Total	$-	$58,517	$22,370	$80,887

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	December 31,
	Markets (Level 1)	(Level 2)	(Level 3)	2008
Municipal bonds	$-	$57,610	$-	$57,610
Auction rate securities	-	-	22,299	22,299
Other	76	1,127	-	1,203
Total	$76	$58,737	$22,299	$81,112

    Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash, cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments. Our short-term investments are carried at fair value.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6. Fair Value Measurement (continued)

    The table below includes a roll forward of our Level 3 assets (ARS) from January 1 to December 31 for 2008 and 2009.

	Significant
	Unobservable Inputs
	(Level 3)
	2009	2008
Fair value January 1	$22,299	$-
Purchases	-	-
Redemptions/Proceeds	(450)	(9,500)
Transfers in	-	34,350
Realized gain	-	-
Unrealized gain (loss)	521	(2,551)
Fair value December 31	$22,370	$22,299

7. Property and Equipment

    Property and equipment consisted of the following:

	December 31,	December 31,
	2009	2008
Land, buildings and improvements	$74,363	$72,061
Equipment	67,527	71,140
Corporate aircraft	20,858	20,858
Vehicles	537	634
	163,285	164,693
Less accumulated depreciation and amortization	(78,909)	(72,326)
Total	$84,376	$92,367

    Depreciation expense was $13,396, $11,703 and $7,930, in 2009, 2008 and 2007, respectively.

8. Feature Film Production Assets

    Feature film production assets are summarized as follows:

	December 31,	December 31,
	2009	2008
Feature film productions:
In release	$27,772	$5,871
Completed but not released	-	22,666
In production	8,473	2,173
In development	808	947
Total	$37,053	$31,657

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

8. Feature Film Production Assets (continued)

    We have released four theatrical films: See No Evil, The Marine, The Condemned and 12 Rounds. 12 Rounds was released in 2009 along with two Direct-to-DVD films, Behind Enemy Lines: Colombia and The Marine 2. Due to lower than expected performance, we recorded an impairment charge of $1,940 in 2008 relating to See No Evil and a $15,662 impairment charge in 2007 relating to The Condemned.

      Feature film production assets are recorded net of the associated benefit of production incentives. During 2009 and 2008 we received $4,289 and $0, respectively, of film production incentives from domestic and international production activities.

    Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of December 31, 2009, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

    We estimate that approximately 33% of “In release” film production assets will be amortized over the next twelve months. Approximately 79% of “In release” film production assets are estimated to be amortized over the following three years.

    We currently have two theatrical films in-production and have capitalized certain script development costs for various other film projects. Capitalized script development costs are evaluated at each reporting period for impairment if, and when, a project is deemed to be abandoned. Approximately $828, $886 and $367 of previously capitalized development costs were expensed for abandoned projects in 2009, 2008 and 2007, respectively.

9. Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,
	2009	2008
Accrued pay-per-view event costs	$3,995	$4,105
Accrued payroll and bonus related costs	11,499	7,972
Accrued legal and professional fees	3,462	2,173
Accrued home video production and distribution	4,765	2,816
Accrued other	11,443	10,055
Total	$35,164	$27,121

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

    As of December 31, 2009 the scheduled principal repayments under our mortgage obligation were as follows:

For the year ending December 31, 2010	1,082
For the year ending December 31, 2011	1,169
For the year ending December 31, 2012	1,262
For the year ending December 31, 2013	359
Total	$3,872

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

11. Income Taxes

    For 2009, 2008 and 2007, we were taxed on our income from continuing operations at an effective tax rate of 36.7%, 34.5% and 31.8%, respectively. Our income tax provision related to our income from continuing operations for 2009, 2008 and 2007 was $29,127, $23,940 and $24,337, respectively, and included federal, state and foreign taxes.

    The components of our tax provision from continuing operations were as follows:

	2009	2008	2007
Current:
Federal	$24,523	$16,089	$27,994
State and local	3,599	265	3,708
Foreign	333	981	57
Deferred:
Federal	1,337	6,453	(6,721)
State and local	(644)	161	(701)
Foreign	(21)	(9)	-
Total	$29,127	$23,940	$24,337

    Components of income before income taxes are as follows:

	2009	2008	2007
U.S.	$78,580	$67,723	$76,205
International subsidiaries	850	1,633	269
Income before income taxes	$79,430	$69,356	$76,474

    The following sets forth the difference between the provision for income taxes from continuing operations computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	2009	2008	2007
Statutory U.S. federal tax at 35%	$27,800	$24,275	$26,773
State and local taxes, net of federal benefit	1,055	908	1,954
Foreign rate differential	(150)	264	(38)
Tax exempt interest income	(576)	(1,489)	(2,664)
Valuation allowance	(1,590)	109	610
Unrecognized tax benefits	3,029	(236)	(2,177)
Other	(441)	109	(121)
Provision for income taxes	$29,127	$23,940	$24,337

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

11. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations consisted of the following

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable	$4,291	$1,717
Inventory	4,197	3,830
Prepaid royalties	6,540	2,015
Stock options/stock compensation	1,101	1,528
Credits and net operating loss carryforwards	1,225	1,150
Investments	569	2,447
Intangible assets	3,144	3,100
Feature film production asset	-	-
Accrued liabilities and reserves	711	1,243
Indirect income tax benefit	3,052	2,269
Deferred tax assets, gross	24,830	19,299
Valuation allowance	(1,214)	(2,788)
Deferred tax assets, net	23,616	16,511

Deferred tax liabilities:
Property and equipment depreciation	(3,499)	(3,053)
Feature film production asset	(14,633)	(6,385)
Total deferred tax assets, net	$5,484	$7,073

    The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of December 31, 2009 and December 31, 2008, $11,655 and $7,113, respectively, of the net deferred tax assets are included in prepaid expenses and other current assets and the remaining $(6,171) and $(40), respectively, is included in other non-current income tax liabilities in our consolidated balance sheets.

    As of December 31, 2009 and December 31, 2008, we had valuation allowances of $1,214 and $2,788, respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This remaining valuation allowance relates to losses incurred as a result of our Australian film entities, and are not expected to be realized.

    We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we believe the outcome of these audits will not have a material effect on our financial statements.

    U.S. income taxes have been provided on unremitted earnings of our Brazilian entity and our Australian film entities due to the fact that WWE expects to remit all earnings from these entities. U.S. income taxes will be provided for unremitted earnings of any future special purpose entity film company because of the tentative nature of such entities.

    U.S. income taxes have not been provided for on approximately $4,100 of unremitted earnings of our remaining international subsidiaries. These earnings are expected to be indefinitely reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

11. Income Taxes (continued)

Unrecognized Tax Benefits

    In July 2006, the FASB issued authoritative guidance regarding accounting for the uncertainty in income taxes. The guidance clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of this guidance on January 1, 2007, we recognized a $1,502 increase in the liability for unrecognized income tax benefits, with a corresponding decrease in the opening balance of retained earnings.

    At the adoption date of January 1, 2007, we had $14,018 ($10,382 net of federal benefit) of unrecognized tax benefits and related interest, all of which would affect our effective tax rate, if recognized. At December 31, 2009 and December 31, 2008, we had $10,981 ($7,928 net of federal benefit) and $7,231 ($4,963 net of federal benefit), respectively, of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized.

    We file income tax returns in the U.S., various states and various foreign jurisdictions. With a few exceptions, all tax years before April 30, 2005 are no longer subject to income tax examinations by tax authorities. Based upon the expiration of statutes of limitations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $1,637 within 12 months of December 31, 2009.

Unrecognized Tax benefits Tabular Reconciliation

	2009	2008	2007
Beginning Balance- January 1	$6,083	$9,541	$10,514
Increase to unrecognized tax benefits recorded for positions taken
during the current year	3,087	1,783	1,949
Increase (decrease) to unrecognized tax benefits recorded for positions taken
during a prior period	275	(110)	(985)
Decrease in unrecognized tax benefits relating to settlements with
taxing authorities	(70)	(3,049)	—
Decrease to unrecognized tax benefits resulting from a lapse of the
applicable statute of limitations	(142)	(2,082)	(1,937)
Ending Balance- December 31	$9,233	$6,083	$9,541

    We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $1,485 of accrued interest and $210 of accrued penalties related to uncertain tax positions as of December 31, 2009. At December 31, 2008, we had approximately $920 of accrued interest and $228 of accrued penalties related to uncertain tax positions.

12. Film and Television Production Incentives

    The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other productions are included as an offset to our investment in films or production expenses when we have reasonable assurance regarding the realizable amount of the credits. During 2009 we received $4,289 of incentives relating to feature film productions and $8,330 of incentives relating to television and other productions.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

13. Commitments and Contingencies

    We have certain commitments, including various non-cancelable operating leases, performance contracts with various performers and employment agreements with certain executive officers.

    Future minimum payments as of December 31, 2009 under the agreements described above were as follows:

	Operating
	Lease	Other
	Commitments	Commitments	Total
For the year ending December 31, 2010	$2,058	$16,800	$18,858
For the year ending December 31, 2011	1,297	7,120	8,417
For the year ending December 31, 2012	955	5,484	6,439
For the year ending December 31, 2013	849	3,304	4,153
For the year ending December 31, 2014	741	2,444	3,185
Thereafter	2,336	3,709	6,045
Total	$8,236	$38,861	$47,097

    Rent expense under operating leases included in continuing operations was approximately $2,646, $2,758 and $2,609 for 2009, 2008 and 2007, respectively.

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

    As part of its original complaint, the Fund included a damages claim. On October 29, 2004, the Fund filed a claim for, among other things, substantial monetary claims in an amount calculated as a royalty based on certain percentages of our profits over the period January 1997 through November 2002. The English courts have denied the Fund’s claim for profit-based damages. We strongly believe that the Fund has not suffered any loss or damage, and would vigorously defend against any other type of damage claim if the Fund attempted, after so many years, to amend its complaint to assert one. Based upon the decisions of the English courts, we do not believe this matter will have a material adverse effect on our financial condition, results of operations or liquidity.

THQ/Jakks

    Since October 19, 2004, we were involved in various litigations against Jakks Pacific, Inc. (“Jakks”), two foreign subsidiaries of Jakks, THQ Inc. (“THQ”) and THQ/Jakks Pacific LLC (“THQ/Jakks LLC”), in connection with our videogame license then in effect with THQ/Jakks LLC. On December 22, 2009, we reached a global settlement with respect to these litigations and as part of this settlement, THQ paid us $13.2 million and WWE and THQ entered into a new eight-year video game license beginning January 1, 2010.

IPO Class Action

    In December 2001, a purported class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of New York alleging violations of federal securities laws relating to our initial public offering in 1999. According to the claims, the underwriters, who were also named as defendants, allegedly engaged in manipulative practices by, among other things, pre-selling allotments of shares of our stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements to artificially inflate the Company’s stock price. The complaint further alleges that we knew or should have known of such unlawful practices. In or around March 2009, the parties agreed to a global settlement of the litigation in its entirety. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of settlement, which was granted by the court by order dated June 10, 2009. On October 6, 2009, the court granted final approval of the settlement agreement, and various objectors have filed notices to appeal this decision. We are unable to predict whether these appeals will be successful.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

13. Commitments and Contingencies (continued)

Other Matters

    We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, the outcome of which is not expected to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

14. Related Party Transactions

    Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, along with his wife Linda E. McMahon, control approximately 88% of the voting power of the issued and outstanding shares of our common stock. Through their beneficial ownership of a substantial majority of our Class B common stock, Mr. and Mrs. McMahon can effectively exercise control over our affairs.

    In February 2008, the Company increased its quarterly dividend from $.24 to $.36 per share. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years, subject to early termination in the event of Vincent K. McMahon’s death.

    On September 16, 2009, Linda McMahon resigned as Chief Executive Office of the Company and announced her candidacy for the United States Senate, representing the state of Connecticut. Mrs. McMahon’s election team engaged the Company to produce certain television advertisements during the initial months of the campaign. The Company performed these services and charged the campaign the fair market value for the provided television production services, approximately $162. In addition, Mrs. McMahon rented personal office space from the Company for a period of two and one half months for which the Company received approximately $23, which represented the fair market value of the office space utilized.

    In June 2008, the Company performed a brand awareness campaign entitled McMahon’s Million Dollar Mania™, whereby a total of $3,000 in cash prize awards was given away to viewers of our Monday Night Raw television program. The prize money for this campaign was personally funded by Vincent K. McMahon. As such, the Company received a capital contribution of $1,950, representing the net of tax impact to WWE for the prize money awarded to the selected contestants.

    WWE currently holds an employment contract with Vincent K. McMahon, which runs through October 2011, with annual renewals thereafter if not terminated by us or Mr. McMahon. In addition, Mr. McMahon holds a talent contract that is coterminous with his employment contract. Mr. McMahon waives all of his compensation under these agreements, except for a salary of $850 per year.

15. Stockholders’ Equity

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

15. Stockholders’ Equity (continued)

    Beginning in February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family. The quarterly dividend on all Class B shares, held by members of the McMahon family and their respective trusts, will remain at $0.24 per for a period of three years, through February 2011. We paid four quarterly dividends of $0.36 per share, or $36,504, on all Class A common shares and $0.24 per share, or $45,765, on all Class B common shares in 2009.

16. Share Based Compensation

    The 2007 Omnibus Incentive Plan (“2007 Plan”) provides for grants of options and other forms of equity-based incentive awards as determined by the compensation committee of the Board of Directors as incentives and rewards to encourage employees, directors, consultants and performers to participate in our long-term success. Prior to the 2007 Plan, share based compensation was governed by the Company’s Long-Term Incentive Plan (“LTIP”). In 2004, we began issuing restricted stock units (“RSUs”), which generally vest annually. Current grants outstanding have vesting periods between three and seven years. In July 2007, we began issuing performance stock units (“PSUs”) in addition to RSUs.

    As of December 31, 2009 there were approximately 3.5 million shares available for future grants under the 2007 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs and PSUs.

    Stock based compensation cost was $7,389, $7,956 and $7,777 for 2009, 2008 and 2007, respectively. The total recognized tax benefit was $2,808, $3,023 and $2,955 for 2009, 2008 and 2007, respectively.

    The benefits of tax deductions in excess of recognized compensation costs are required to be reported as financing cash flows, rather than as operating cash flows as previously required. The tax benefits in excess of recognized compensation cost for 2009, 2008 and 2007 were $133, $1,081 and $841, respectively.

Stock Options

    We have not granted any stock options since June 2004. The following table summarizes stock option activity for 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value
Outstanding at December 31, 2008	645,388	$14.00	1.5	$0
Exercised	(179,823)	$13.01	—	$213
Forfeited/Expired	(273,129)	$15.26	—	—
Outstanding at December 31, 2009	192,436	$13.14	1.6	$421
Vested at December 31, 2009	192,436	$13.14	1.6	$421
Exercisable at December 31, 2009	192,436	$13.14	1.6	$421

    As of December 31, 2009, there is no additional compensation cost related to unvested options that has not yet been recognized. We estimate forfeitures, based on historical trends, when recognizing compensation expense associated with stock options, and will adjust our estimate of forfeitures when they are expected to differ. The intrinsic value of options exercised was approximately $213, $2,730 and $2,038 for 2009, 2008 and 2007, respectively.

    Cash received from option exercises under all share-based payment arrangements was $2,340, $6,268 and $6,170 for 2009, 2008 and 2007, respectively. Tax benefits realized from tax deductions associated with stock option exercises totaled $133, $1,037, $774 for 2009, 2008 and 2007, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

16. Share Based Compensation (continued)

Restricted Stock Units

    The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of restricted stock units is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. For the year ended December 31, 2009, we estimate that 8% of the current year’s restricted stock units will be forfeited over the life of the grant.

    During 2009, we granted 45,000 RSUs at a weighted average price per share of $11.54 and an aggregate grant-date fair value of approximately $519. Such issuances were granted to officers and employees under our 2007 Plan. We recognized $1,609 of compensation expense associated with restricted stock units, which was classified as selling, general and administrative expense. Tax benefits realized from RSU related compensation expense totaled $611.

    We granted 105,000 and 190,750 RSUs in 2008 and 2007, respectively, with an aggregate grant-date fair value of approximately $1,659 and $3,063, respectively. During 2008 and 2007, we recognized $1,867 and $4,931, respectively, of compensation expense associated with restricted stock units, which was classified as selling, general and administrative expense. During 2008 and 2007, tax benefits realized from RSU related compensation expense totaled $709 and $1,874, respectively.

    The following table summarizes the activity of restricted stock units:

		Weighted Average Grant
Restricted Stock Units	Shares	Date Fair Value
Unvested at December 31, 2008	401,990	$15.79
Granted	45,000	$11.54
Vested	(237,472)	$16.12
Forfeited/Expired	(44,340)	$15.57
Dividends	38,508	$12.00
Unvested at December 31, 2009	203,686	$14.22

    The grant date fair value of restricted stock units vested was $3,828, $7,240 and $6,476 for 2009, 2008 and 2007, respectively.

    As of December 31, 2009 there was $875 of total unrecognized compensation cost related to unvested RSUs to be recognized over a weighted-average period of approximately 0.7 years. Based on the current restricted stock units outstanding, $666 of compensation expense will be recognized in 2010 and the remaining $209 will be recognized from 2011 to 2012.

Performance Stock Units

    The estimated grant of PSUs is communicated to employees on the communication date, with the amount of the grant based on achieving predetermined financial metrics. The estimated number of PSUs expected to be issued is adjusted quarterly, based on the current performance of the Company. The ultimate number of PSUs that are issued to an employee is a result of the actual performance of the Company compared to the performance targets.

    The fair value of PSUs is initially determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of performance stock units is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. For the year ended December 31, 2009, we estimate that 8% of the current year’s performance stock grants will be forfeited over the life of the grant.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

16. Share Based Compensation (continued)

    During 2009, we issued approximately 586,500 PSUs at a weighted average price per share of $9.91, as part of our 2007 Omnibus Incentive Plan. Based on the financial results for the year ended December 31, 2009, approximately 765,000 PSUs are expected to be issued in 2010 related to this grant. The estimated compensation expense is $10,785 and the PSUs will vest in three annual installments beginning in July 2010. In 2009, we recognized $5,580 of compensation expense associated with performance stock units, which is classified as selling, general and administrative expense. Tax benefits realized from PSU related compensation expense totaled $2,120.

    During 2008, we issued approximately 471,500 PSUs as part of our 2007 Omnibus Incentive Plan. Based on the financial results for the year ended December 31, 2008, approximately 310,800 PSUs were ultimately issued in 2009 related to this grant. In 2008, we recognized $5,839 of compensation expense associated with performance stock units, which was classified as selling, general and administrative expense. Tax benefits realized from PSU related compensation expense totaled $2,219.

    During 2007, we issued approximately 475,000 PSUs which were subject to performance goals established for the last two quarters of 2007. As these goals were exceeded, approximately 585,000 PSUs were ultimately issued in 2008 related to this grant. In 2007, we recognized $2,345 of compensation expense associated with performance stock units, which is classified as selling, general and administrative expense. Tax benefits realized from PSU related compensation expense totaled $891.

    The following table summarizes the activity of performance stock units:

		Weighted Average
Performance Stock Units	Shares	Grant Date Fair Value
Unvested at December 31, 2008	783,579	$17.58
Adjustment	(67,365)	$18.83
Granted	586,500	$9.91
Vested	(259,366)	$17.15
Forfeited/Expired	(219,526)	$15.86
Dividends	59,388	$12.09
Unvested at December 31, 2009	883,210	$12.91

    As of December 31, 2009 there was $8,209 of total unrecognized compensation cost related to unvested PSUs to be recognized over a weighted-average period of approximately 0.9 years. Based on the current PSUs outstanding, $5,083 of compensation expense will be recognized in 2010 and the remaining $3,126 will be recognized during 2011 and 2012.

Employee Stock Purchase Plan

    We provide a stock purchase plan for our employees. Under the plan, all regular full-time employees may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded for the difference between the fair market value and the discounted price. In 2009, two purchases occurred and resulted in a $200 charge. Approximately 150 employees were participants in the stock purchase plan and these employees purchased approximately 67,476 shares of our common stock at an average price of $8.80 per share.

WORLD WRESTLING ENTERTAINMENT, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

17. Employee Benefit Plans

    We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salaries, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant’s contributions, up to 6% of eligible compensation (maximum 3% matching contribution). We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions and additional discretionary contributions to the 401(k) plan was $1,171, $1,136 and $1,010 during 2009, 2008 and 2007, respectively.

18. Segment Information

    Revenues derived from sales outside of North America were approximately $127,096, $135,183 and $119,298 for 2009, 2008 and 2007, respectively. Revenues generated in the United Kingdom, our largest international market, were approximately $36,516, $47,301 and $45,068 for 2009, 2008 and 2007, respectively.

    We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. There are no intersegment revenues. The activities of each segment are summarized in Note 1.

    The table presents information about the financial results of each segment for 2009, 2008 and 2007 and assets as of December 31, 2009 and December 31, 2008. Unallocated assets consist primarily of cash, investments and fixed assets.

	2009	2008	2007
Net revenues:
Live and Televised Entertainment	$334,993	$331,454	$316,842
Consumer Products	99,740	135,669	118,087
Digital Media	32,757	34,822	34,771
WWE Studios	7,671	24,512	15,955
Total net revenues	$475,161	$526,457	$485,655

Depreciation and amortization:
Live and Televised Entertainment	$7,670	$6,374	$3,624
Consumer Products	1,028	1,384	1,389
Digital Media	1,263	1,204	836
Corporate	4,463	4,121	3,470
Total depreciation and amortization	$14,424	$13,083	$9,319

Operating income:
Live and Televised Entertainment	$124,682	$92,386	$100,161
Consumer Products	52,677	76,474	68,642
Digital Media	5,795	6,182	6,293
WWE Studios	2,173	7,189	(14,743)
Corporate	(108,194)	(111,944)	(91,920)
Total operating income	$77,133	$70,287	$68,433

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

18. Segment Information (continued)

	As of:
	December 31, 2009	December 31, 2008
Assets:
Live and Televised Entertainment	$141,915	$110,263
Consumer Products	21,521	19,910
Digital Media	7,111	10,430
WWE Studios	43,186	52,568
Unallocated	226,888	236,239
Total assets	$440,621	$429,410

19. Concentration of Credit Risk

    We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, including our pay-per-view and home video distributors. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses. Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, including television, pay-per-view and home video distributors. During the year, we recorded a $7,407 charge for bad debt expense related to a receivable due from a previous distribution partner. The Company closely monitors the status of receivables with our customers and maintains allowances for anticipated losses as deemed appropriate. Our total allowance for doubtful accounts balance was $11,926 as of December 31, 2009 and $4,718 as of December 31, 2008. Bad debt expense was approximately $8,558 for the year ended December 31, 2009, and $2,521 for the year ended December 31, 2008.

20. Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Net revenues	$107,825	$138,794	$111,254	$117,288
Cost of revenues	$56,437	$75,750	$60,077	$63,583
Net income	$10,322	$19,874	$8,939	$11,168
Earnings per common share: basic
Net income	$0.14	$0.27	$0.12	$0.15
Earnings per common share: diluted
Net income	$0.14	$0.27	$0.12	$0.15

2008
Net revenues	$162,632	$129,658	$108,782	$125,385
Cost of revenues	$100,018	$76,358	$66,279	$69,129
Net income	$19,525	$7,031	$5,274	$13,586
Earnings per common share: basic
Net income	$0.27	$0.10	$0.07	$0.19
Earnings per common share: diluted
Net income	$0.27	$0.10	$0.07	$0.18

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions (1)	Period
For the Year Ended December 31, 2009
Allowance for doubtful accounts	$4,718	$8,558	$(1,350)	$11,926
Inventory obsolescence reserve	8,955	1,991	(699)	10,247
Magazine publishing allowance for newsstand returns	6,266	28,351	(29,794)	4,823
Home video allowance for returns	6,265	19,093	(19,823)	5,535

For the Year Ended December 31, 2008
Allowance for doubtful accounts	$1,358	$2,521	$839	$4,718
Inventory obsolescence reserve	6,276	2,679	-	8,955
Magazine publishing allowance for newsstand returns	4,808	32,596	(31,138)	6,266
Home video allowance for returns	6,622	18,809	(19,166)	6,265

For the Year Ended December 31, 2007
Allowance for doubtful accounts	$2,084	$47	$(773)	$1,358
Inventory obsolescence reserve	4,891	1,037	(348)	6,276
Magazine publishing allowance for newsstand returns	4,076	23,472	(22,740)	4,808
Home video allowance for returns	8,510	17,669	(19,557)	6,622

(1) Deductions are comprised primarily of disposals of obsolete inventory, write-offs of specific bad debts, and returns.