Form 10-Q
period 2010-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2010-05-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes _____       No      X

At May 2, 2010 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 25,793,313 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 47,713,563.

World Wrestling Entertainment, Inc.
Table of Contents

Page #
Part I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Income Statements for the three months ended March 31, 2010
and March 31, 2009	2

Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2010
and March 31, 2009	4

Consolidated Statement of Stockholders’ Equity and Comprehensive
Income for the three months ended March 31, 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 6. Exhibits	27

Signature	28

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net revenues	$138,725	$107,825

Cost of revenues	73,685	56,437
Selling, general and administrative expenses	25,879	30,857
Depreciation and amortization	1,839	3,783

Operating income	37,322	16,748

Investment income, net	483	616
Interest expense	(71)	(91)
Other expense, net	(1,042)	(1,325)

Income before income taxes	36,692	15,948

Provision for income taxes	11,955	5,626

Net income	$24,737	$10,322

Earnings per share
Basic
Class A	$0.42	$-
Class B	$0.29	$-
Total	$0.33	$0.14
Diluted
Class A	$0.41	$-
Class B	$0.29	$-
Total	$0.33	$0.14

Weighted average common shares outstanding
Basic
Class A	26,517	25,762
Class B	47,714	47,714
Diluted
Class A	27,505	26,185
Class B	47,714	47,714

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheet
(dollars in thousands)
(unaudited)

	As of	As of
	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$136,347	$149,784
Short-term investments	90,112	58,440
Accounts receivable, net	65,538	62,732
Inventory, net	1,921	2,182
Prepaid expenses and other current assets	24,667	21,721
Total current assets	318,585	294,859

PROPERTY AND EQUIPMENT, NET	81,217	84,376
FEATURE FILM PRODUCTION ASSETS	43,152	37,053
INVESTMENT SECURITIES	22,280	22,370
INTANGIBLE ASSETS, NET	273	276
OTHER ASSETS	1,640	1,687
TOTAL ASSETS	$467,147	$440,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,103	$1,082
Accounts payable	23,458	21,281
Accrued expenses and other liabilities	45,403	35,164
Deferred income	25,609	14,603
Total current liabilities	95,573	72,130

LONG-TERM DEBT	2,506	2,790
NON-CURRENT INCOME TAX LIABILITIES	13,712	17,152
NON-CURRENT DEFERRED INCOME	11,116	11,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	258	257
Class B common stock	477	477
Additional paid-in capital	329,773	326,008
Accumulated other comprehensive income	2,266	2,377
Retained earnings	11,466	7,902
Total stockholders' equity	344,240	337,021

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$467,147	$440,621

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$24,737	$10,322
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of feature film production assets	1,340	1,574
Revaluation of warrants	(96)	858
Depreciation and amortization	1,839	3,783
Realized gain on sale of investments	(52)	-
Amortization of investment income	366	288
Stock compensation costs	2,347	1,132
(Recovery) provision for doubtful accounts	(1,488)	477
Provision for inventory obsolescence	974	393
Benefit from deferred income taxes	(3,694)	(484)
Excess tax benefits from stock-based payment arrangements	(157)	-
Changes in assets and liabilities:
Accounts receivable	(428)	6,372
Inventory	(713)	522
Prepaid expenses and other assets	(2,850)	4,023
Feature film production assets	(7,597)	(223)
Accounts payable	2,177	2,371
Accrued expenses and other liabilities	10,744	13,824
Deferred income	10,594	2,086
Net cash provided by operating activities	38,043	47,318

INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(2,807)	(1,484)
Proceeds from infrastructure incentives	3,240	-
Purchase of short-term investments	(34,566)	(10,168)
Proceeds from sales or maturities of short-term investments	2,479	-
Net cash used in investing activities	(31,654)	(11,652)

FINANCING ACTIVITIES:
Repayments of long-term debt	(263)	(245)
Dividends paid	(20,707)	(20,454)
Issuance of stock, net	434	429
Net proceeds from exercise of stock options	553	-
Excess tax benefits from stock-based payment arrangements	157	-
Net cash used in financing activities	(19,826)	(20,270)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(13,437)	15,396
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	149,784	119,655
CASH AND EQUIVALENTS, END OF PERIOD	$136,347	$135,051

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2009	73,404	$734	$326,008	$2,377	$7,902	$337,021

Comprehensive income:
Net income	-	-	-	-	24,737	24,737
Translation adjustment		-	-	8	-	8
Unrealized holding loss, net of tax	-			(87)		(87)
Reclassification adjustment for gains
realized in net income, net of tax				(32)		(32)

Total comprehensive income						24,626

Stock issuances, net	44	1	242	-	-	243
Exercise of stock options	43	-	553			553
Excess tax benefits from stock based
payment arrangements	-	-	157	-	-	157
Dividends paid	-	-	466	-	(21,173)	(20,707)
Stock compensation costs	-	-	2,347	-	-	2,347

Balance, March 31, 2010	73,491	$735	$329,773	$2,266	$11,466	$344,240

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
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
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment featuring our Superstars. To date, we have partnered with major studios to distribute our productions. We have recently announced plans to self-distribute our future filmed entertainment productions beginning with our next release, currently scheduled for September 2010.
     All intercompany balances are eliminated in consolidation. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. Effective April 1, 2009, as a result of reconsidering contract elements of certain international live event contracts, the accounting treatment for these transactions was changed prospectively to reflect these transactions on a gross basis pursuant to the authoritative literature regarding gross vs. net revenue reporting. Previously, these contracts were incorrectly reported on a net basis pursuant to the same authoritative literature. The impact of the accounting of these contracts prior to April 1, 2009 was not material to any of the periods presented, and therefore, the periods have not been adjusted.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2009.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

Recent Accounting Pronouncements

     In January 2010, the FASB issued amendments to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

     In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

2. Share Based Compensation

     Compensation expense relating to grants of performance stock units (PSUs) and restricted stock units (RSUs) are recognized over the period during which the employee rendered service to the Company necessary to earn the award. Stock based compensation cost was approximately $2,347 and $1,132 for the three months ended March 31, 2010 and 2009, respectively.

     During 2009, we granted approximately 586,500 PSUs under our 2007 Omnibus Incentive Plan (“Plan”) at a weighted average price per share of $9.91. Based on the financial results for the year ended December 31, 2009, approximately 765,000 PSUs were ultimately issued in 2010 related to this grant at an average price per share of $16.07.

     During the quarter, we granted 422,250 PSUs as part of the Plan at a weighted average price per share of $17.01. This grant is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2010. Total compensation cost related to these PSUs, based on the estimated value of the units on the issuance date, net of estimated forfeitures, is $6,608. The compensation is being amortized over the service period, which is approximately three and one-half years. If these goals are met, the shares issued will vest in equal annual installments. At March 31, 2010, an aggregate of 1,553,958 PSUs were unvested for all PSU grants with a weighted average fair value of $15.52 per share.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

     During the quarter, we granted 2,500 RSUs under the Plan at a weighted average grant date fair value of $15.94 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $37. The compensation is being amortized over the service period, which is approximately three years. At March 31, 2010, 188,442 RSUs were unvested with a weighted average fair value of $14.44 per share.

3. Stockholders’ Equity

     Beginning in February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years, subject to early termination in the event of Vincent K. McMahon’s death. Instead, they continue to receive a quarterly cash dividend of $0.24 per share. Any new dividend waiver is subject to the agreement of members of the McMahon family and their receipt of the approval of the Internal Revenue Service. We paid cash dividends of $20,707 and $20,454 for the three months ended March 31, 2010 and March 31, 2009, respectively.

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended
	March 31,	March 31,
	2010	2009
Basic
Class A	26,517,262	25,762,676
Class B	47,713,563	47,713,563
Diluted
Class A	27,505,345	26,185,435
Class B	47,713,563	47,713,563
Dilutive effect of outstanding options and
restricted stock units	988,083	421,668
Anti-dilutive outstanding options	-	644,346

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

     Earnings per share information is as follows:

	March 31,	March 31,
	2010	2009
Basic
Class A	$0.42	-
Class B	$0.29	-
Total	$0.33	$0.14
Diluted
Class A	$0.41	-
Class B	$0.29	-
Total	$0.33	$0.14

     As there were no undistributed earnings for the three months ended March 31, 2009, Class A and Class B earnings per share were not calculated separately.

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $31,779 and $23,960 for the three months ended March 31, 2010 and March 31, 2009, respectively. Revenues generated in the United Kingdom, our largest international market, were approximately $7,958 and $6,931 for the three months ended March 31, 2010 and March 31, 2009, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three months ended
	March 31,	March 31,
	2010	2009
Net revenues:
Live and Televised Entertainment	$98,223	$64,082
Consumer Products	30,746	33,069
Digital Media	6,396	6,929
WWE Studios	3,360	3,745
Total net revenues	$138,725	$107,825

	Three months ended
	March 31,	March 31,
	2010	2009
Depreciation and amortization:
Live and Televised Entertainment	$298	$1,902
Consumer Products	62	337
Digital Media	287	273
WWE Studios	—	—
Corporate	1,192	1,271
Total depreciation and amortization	$1,839	$3,783

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,	March 31,
	2010	2009
Operating income:
Live and Televised Entertainment	$39,207	$21,390
Consumer Products	17,336	19,530
Digital Media	986	1,143
WWE Studios	1,426	1,782
Corporate	(21,633)	(27,097)
Total operating income	$37,322	$16,748

	As of
	March 31,	December 31,
	2010	2009
Assets:
Live and Televised Entertainment	$142,977	$141,915
Consumer Products	18,615	21,521
Digital Media	6,264	7,111
WWE Studios	52,433	43,186
Unallocated	246,858	226,888
Total assets	$467,147	$440,621

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2010	2009
Land, buildings and improvements	$74,060	$74,363
Equipment	66,167	67,527
Corporate aircraft	20,859	20,858
Vehicles	537	537
	161,623	163,285
Less accumulated depreciation and amortization	(80,406)	(78,909)
Total	$81,217	$84,376

     During 2010 we received tax credits relating to our infrastructure improvements in conjunction with our transition to high definition broadcasting. The credits were realized at $4,202 and were recorded as a reduction of the related assets.

      Depreciation and amortization expense for property and equipment was $1,777 for the three months ended March 31, 2010 as compared to $3,429 for the three months ended March 31, 2009. Depreciation expense in the current quarter reflected a one-time benefit of $1,674 from the recognition of an infrastructure tax credit.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	March 31,	December 31,
	2010	2009
Feature film productions:
In release	$26,494	$27,772
Completed but not released	11,672	-
In production	4,160	8,473
In development	826	808
Total	$43,152	$37,053

     There were no feature film releases in the current quarter. In the prior year quarter we released one theatrical film, 12 Rounds, and one Direct-to-DVD film, Behind Enemy Lines: Colombia. 12 Rounds comprises $19,667 of our “In release” feature film assets, and Behind Enemy Lines: Colombia comprises $1,804 of “In release” feature film assets.

     Feature film production assets are recorded net of the associated benefit of production incentives. During the three months ended March 31, 2010 and 2009, we received $0 and $4,289, respectively, of production incentives from domestic and international feature film production activities.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of March 31, 2010, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     Approximately 40% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 80% of “In release” film production assets are estimated to be amortized over the next three years.

     We currently have two theatrical films designated as “Completed but not released” and two theatrical films designated as “In-production”. We also have capitalized certain script development costs for various other film projects. Capitalized script development costs are evaluated at each reporting period for impairment and are expensed when a project is deemed to be abandoned. During the three months ended March 31, 2010 and 2009, we did not expense any previously capitalized development costs related to abandoned projects.

8. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years. The net carrying amount of our intangibles assets were $273 and $276 as of March 31, 2010 and December 31, 2009, respectively.

     Amortization expense was $62 for the three months ended March 31, 2010 as compared to $354 for the three months ended March 31, 2009. Estimated future amortization expense is $140, $91 and $42 for the years ending December 31, 2010, 2011 and 2012, respectively.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

9. Investment Securities and Short-Term Investments

     Investment securities and short-term investments as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,400	$(2,120)	$22,280
Municipal bonds	59,611	347	59,958
Government agency bonds	20,000	8	20,008
Corporate bonds	10,119	27	10,146
Total	$114,130	$(1,738)	$112,392

	December 31, 2009
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,400	$(2,030)	$22,370
Municipal bonds	48,108	427	48,535
Corporate bonds	9,849	56	9,905
Total	$82,357	$(1,547)	$80,810

     In February, 2008, we started to experience difficulty in selling our investments in auction rate securities (“ARS”) due to multiple failures of the auction mechanism that provided liquidity to these investments. All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested has failed to make an interest payment when due. Our ARS will continue to be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As we maintain a strong liquidity position, we have no intent to sell the securities. We believe that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

     As of March 31, 2010, we recorded a cumulative adjustment to reduce the fair value of our investment in ARS of $2,120, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

10. Fair Value Measurement

     Fair value is determined based on the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement based on assumptions that "market participants" would use to price the asset or liability. Accordingly, the framework considers markets or observable inputs as the preferred source of value followed by assumptions based on hypothetical transactions, in the absence of market inputs. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of assets and liabilities should include consideration of non-performance risk including the Company's own credit risk.

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

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of March 31, 2010 and December 31, 2009, respectively, was as follows:

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	March 31,
	Markets (Level 1)	(Level 2)	(Level 3)	2010
Municipal bonds	$-	$59,958	$-	$59,958
Auction rate securities	-	-	22,280	22,280
Government agency bonds	-	20,008	-	20,008
Corporate bonds	-	10,146	-	10,146
Other	-	173	-	173
Total	$-	$90,285	$22,280	$112,565

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	December 31,
	Markets (Level 1)	(Level 2)	(Level 3)	2009
Municipal bonds	$-	$48,535	$-	$48,535
Auction rate securities	-	-	22,370	22,370
Corporate bonds	-	9,905	-	9,905
Other	-	77	-	77
Total	$-	$58,517	$22,370	$80,887

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
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

     The table below includes a roll forward of our Level 3 assets (ARS) from January 1, 2010 to March 31, 2010 and January 1, 2009 to March 31, 2009, respectively.

	Significant		Significant
	Unobservable		Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
Fair value January 1, 2010	$22,370	Fair value January 1, 2009	$22,299
Purchases	-	Purchases	-
Redemptions/Proceeds	-	Redemptions/Proceeds	-
Transfers in	-	Transfers in	-
Realized gain	-	Realized gain	-
Unrealized loss	(90)	Unrealized loss	(7)
Fair value March 31, 2010	$22,280	Fair value March 31, 2009	$22,292

11. Concentration of Credit Risk

     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, including television, pay-per-view and home video distributors. Over the past several months, we have experienced a general slowing in payments from several of these partners. The Company closely monitors the status of receivables with our customers and maintains allowances for anticipated losses as deemed appropriate. Our total allowance for doubtful accounts balance was $10,252 as of March 31, 2010 and $11,926 as of December 31, 2009.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

12. Film and Television Production Incentives

     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Tax credits earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the tax credits.

13. Income Taxes

     At March 31, 2010, we have $9,172 of unrecognized tax benefits, which if recognized, would affect our effective tax rate.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $1,827 of accrued interest and penalties related to uncertain tax positions as of March 31, 2010.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2006.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $631 within 12 months of March 31, 2010.

14. Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

THQ/Jakks.

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

IPO Class Action

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

Other Matters

     We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, the outcome of which is not expected to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

15. Comprehensive Income

     The following table presents the comprehensive income for the current and prior year quarters.

	As of
	March 31,	March 31,
	2010	2009
Net income	$24,737	$10,322
Translation adjustment	8	(162)
Unrealized holding (loss) gain, net of tax	(87)	432
Reclassification adjustment for gains realized in net income, net of tax	(32)	-
Total comprehensive income	$24,626	$10,592

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
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment featuring our Superstars. To date, we have partnered with major studios to distribute our productions. We have recently announced plans to self-distribute our future filmed entertainment productions beginning with our next release, currently scheduled for September 2010.

Results of Operations

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
(Dollars in millions, except as noted)

Summary

	March 31,	March 31,	better
Net Revenues:	2010	2009	(worse)
Live and Televised Entertainment	$98.2	$64.1	53%
Consumer Products	30.7	33.1	(7%)
Digital Media	6.4	6.9	(7%)
WWE Studios	3.4	3.7	(8%)
Total	$138.7	$107.8	29%

	March 31,	March 31,	better
Cost of Revenues:	2010	2009	(worse)
Live and Televised Entertainment	$56.8	$38.3	(48%)
Consumer Products	12.0	12.2	2%
Digital Media	3.6	4.3	16%
WWE Studios	1.3	1.6	19%
Total	$73.7	$56.4	(31%)
Profit contribution margin	47%	48%

	March 31,	March 31,	better
Operating Income:	2010	2009	(worse)
Live and Televised Entertainment	$39.2	$21.4	83%
Consumer Products	17.3	19.5	(11%)
Digital Media	1.0	1.1	(9%)
WWE Studios	1.4	1.8	(22%)
Corporate	(21.6)	(27.1)	20%
Total operating income	$37.3	$16.7	123%
Net income	$24.7	$10.3	140%

     Our comparative results were significantly impacted by the timing of our annual WrestleMania pay-per-view event. In 2010, WrestleMania XXVI occurred on March 28th and consequently is included in our first quarter financial results. In 2009, WrestleMania XXV occurred on April 5, 2009 and was included in our second quarter financial results. WrestleMania XXVI contributed approximately $28.8 million of revenues and $13.1 million of profit contribution ($8.8 million, net of tax) to our results in the current quarter.

     Our Live and Televised Entertainment segment revenues increased primarily due to a $28.5 million timing difference for WrestleMania discussed previously. Our Consumer Products segment reflected a 17% decrease in home video revenue, reflecting a decline in sales of new release titles as compared to the prior year quarter and lower sell-through at retail. The decrease in revenues for our Digital Media segment reflects a 21% decline in web advertising revenues and a 45% decrease in wireless revenue. WWE Studios revenue primarily reflects amounts earned from our previously released films, The Marine, See No Evil, The Condemned and Behind Enemy Lines: Colombia and vary based upon the receipt of participation statements from our distribution partners.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	March 31,	March 31,	better
Live and Televised Entertainment Revenues	2010	2009	(worse)
Live events	$26.0	$18.0	44%
Number of North American events	71	83	(14%)
Average North American attendance	8,100	6,100	33%
Average North American ticket price (dollars)	$38.64	$33.54	15%
Number of international events	4	4	-
Average international attendance	11,300	9,300	22%
Average international ticket price (dollars)	$51.37	N/A	N/A

Venue merchandise	$6.5	$4.6	41%
Domestic per capita spending (dollars)	$10.33	$9.29	11%

Pay-per-view	$32.4	$13.6	138%
Number of pay-per-view events	3	2	50%
Number of buys from pay-per-view events	1,592,200	818,400	95%
Average revenue per buy (dollars)	$19.38	$15.75	23%
Domestic retail price WrestleMania (dollars)	$54.95	N/A	N/A
Domestic retail price (dollars)	$44.95	$39.95	13%

Television rights fees	$29.4	$24.9	18%
Domestic	$18.4	$15.6	18%
International	$11.0	$9.3	18%

Television advertising	$1.4	$1.4	-

WWE Classics on Demand	$1.3	$1.5	(13%)
Other	$1.2	$0.1	N/A
Total live and televised entertainment	$98.2	$64.1	53%

Ratings
Average weekly household ratings for Raw	3.8	3.8	-
Average weekly household ratings for SmackDown	2.1	2.2	(5%)
Average weekly household ratings for ECW	1.1	1.4	(21%)
Average weekly household ratings for WWE NXT	1.1	N/A	N/A
Average weekly household ratings for WWE Superstars	1.3	N/A	N/A

	March 31,	March 31,	better
Cost of Revenues-Live and Televised Entertainment	2010	2009	(worse)
Live events	$16.2	$12.3	(32%)
Venue merchandise	4.1	2.9	(41%)
Pay-per-view	15.4	5.0	(208%)
Television	16.9	16.6	(2%)
Television advertising	0.4	0.1	(300%)
WWE Classics on Demand	0.3	0.3	-
Other	3.5	1.1	(218%)
Total	$56.8	$38.3	(48%)
Profit contribution margin	42%	40%

     Live events revenues increased primarily due to the impact of our annual WrestleMania event, which occurred in the first quarter of 2010 as compared to the second quarter in 2009. Average attendance at our North American events was approximately 8,100 in the current quarter as compared to 6,100 in the prior year. The average ticket price for North American events was $38.64 in the current quarter as compared to $33.54 in the prior year. The profit contribution margin for live events was 38% as compared to 32% in the prior year quarter, with the current quarter reflecting the impact of WrestleMania. Excluding the impact of WrestleMania in the current quarter, North American average attendance and ticket price was 7,300 and $32.47, respectively, and the profit contribution margin was 47%. In the prior year quarter, four of the international events performed were recorded as buy-out deals. Subsequently, it was determined that these events should have been recorded on a gross basis instead of a net basis. Had these events been recorded on a gross basis, revenues and expenses would have each increased by approximately $1.3 million, with no change to profit. See Note 1 to the Consolidated Financial Statements.

     Venue merchandise revenues increased 41% from the prior year quarter primarily due to a 11% increase in per capita spending by our fans. In the current quarter, revenues from our WrestleMania event contributed approximately $1.6 million, or 25%, of the quarterly venue merchandise revenue. The profit contribution margin decreased from 38% to 37% in the current quarter due to the mix of products sold at venues.

     Pay-per-view revenues increased $18.8 million in the current quarter, which primarily reflects the impact of WrestleMania XXVI. WrestleMania XXVI generated approximately 0.9 million buys in the current quarter, or approximately $19.0 million in pay-per-view related revenues. Pay-per-view buys for the two events that occurred in both 2010 and 2009 increased approximately 3% in the current quarter. Beginning in January 2010, the domestic suggested retail price for non-WrestleMania pay-per-view events was increased to $44.95. Pay-per-view profit contribution margin was 52% for the current quarter, as compared to 63% in the prior year quarter, reflecting the increased production costs associated with WrestleMania XXVI.

     Television rights fees reflects rate increases both in domestic and international markets as well as the addition of our new domestic show, WWE Superstars, on WGN, which began airing in April 2009. WWE NXT replaced our ECW television program beginning in February 2010. Television cost of revenues has declined based upon cost containment improvements for our televised events. The profit contribution margin increased from 33% to 42% in the current quarter.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	March 31,	March 31,	better
Consumer Products Revenues	2010	2009	(worse)
Licensing	$19.9	$19.8	1%
Magazine publishing	$2.8	$3.5	(20%)
Net units sold	985,100	1,066,400	(8%)
Home video	$7.6	$9.2	(17%)
Gross units shipped	813,000	912,000	(11%)
Other	$0.4	$0.6	(33%)
Total	$30.7	$33.1	(7%)

	March 31,	March 31,	better
Cost of Revenues-Consumer Products	2010	2009	(worse)
Licensing	$5.1	$5.1	-
Magazine publishing	2.7	2.7	-
Home video	3.8	3.8	-
Other	0.4	0.6	33%
Total	$12.0	$12.2	2%
Profit contribution margin	61%	63%

     Licensing revenues increased by 1% in the current quarter, reflecting higher royalties earned on the sales of toys and novelties of $1.1 million, offset by lower royalties earned on the sales of videogames of approximately $1.0 million. Our new multi-year toy agreement with Mattel began on January 1, 2010. Licensing cost of revenues is essentially unchanged from the prior year quarter.

      Magazine publishing revenues declined based on lower sell-through rates. Magazine publishing cost of revenues is essentially unchanged, as compared to the prior year.

      Home video revenues decreased by 17% in the current quarter, based on the performance of our new release titles and lower sell-through at retail. Home video cost of revenues is essentially unchanged from the prior year quarter. Profit contribution margin was 50% in the current period as compared to 58% in the prior year quarter, reflecting increased distribution and fulfillment fees per video sold and lower sell-through at retail.

      The following chart provides performance results and certain drivers for our Digital Media segment:

	March 31,	March 31,	better
Digital Media Revenues	2010	2009	(worse)
WWE.com	$3.4	$3.9	(13%)
WWEShop	3.0	3.0	-
Average revenues per order (dollars)	$47.77	$49.63	(4%)
Total	$6.4	$6.9	(7%)

	March 31,	March 31,	better
Cost of Revenues-Digital Media	2010	2009	(worse)
WWE.com	$1.5	$2.2	32%
WWEShop	2.1	2.1	-
Total	$3.6	$4.3	16%
Profit contribution margin	44%	38%

     WWE.com revenues decreased primarily due to declines in advertising sold on our website and wireless revenue. The decrease in WWE.com cost of revenues reflects lower support costs to operate our various web-based activities.

     WWEShop revenues were essentially unchanged from the prior year quarter. The number of orders processed increased 3% to approximately 62,000, which was offset by a 4% decline in the average amount spent by customers per order to $47.77.

WWE Studios

     WWE Studios has released four feature films: See No Evil, The Marine, The Condemned and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2. We recorded revenue of approximately $3.4 million in the current quarter related to our prior theatrical releases as compared to $3.7 million in the prior year quarter. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

     We have announced our plan to self-distribute our future filmed entertainment productions beginning with our next release, currently scheduled for September 2010.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	March 31,	March 31,	better
	2010	2009	(worse)
Staff related	$13.5	$16.0	16%
Legal, accounting and other professional	1.3	3.9	67%
Stock compensation costs	2.3	1.1	(109%)
Advertising and promotion	1.2	1.3	8%
Bad debt	(1.5)	0.5	400%
All other	9.1	8.1	12%
Total SG&A	$25.9	$30.9	16%
SG&A as a percentage of net revenues	19%	29%

     The decrease in staff related expenses reflects the impact of our corporate restructuring of approximately $2.2 million in severance related costs in the prior year quarter. The decrease in legal, accounting and other professional fees in the current quarter reflects a decline in legal case activity. Bad debt expense reflects the receipt of amounts due from customers that were previously reserved. Stock compensation costs in the current quarter increased due to the additional number of shares ultimately issued in the 2009 PSU grant as compared to the 2008 PSU grant.

	March 31,	March 31,	better
	2010	2009	(worse)
Depreciation and amortization	$1.8	$3.8	53%

The decrease reflects a $1.7 million benefit from the recognition of an infrastructure tax credit received in the current quarter.

Investment income	$0.5	$0.6	(17%)

The decline in investment income reflects lower interest rates on investment balances.

Other expense, net	$(1.0)	$(1.3)	23%

     Other expense, net includes the revaluation of warrants held in certain licensees and realized foreign exchange gains and losses.

	March 31,	March 31,
	2010	2009
Provision for income taxes	$12.0	$5.6
Effective tax rate	33%	35%

     The effective tax rate in the quarter was primarily driven by an increase in IRC Section 199 benefits relating to qualified domestic production deductions

Liquidity and Capital Resources

     Cash flows from operating activities for the three months ended March 31, 2010 and March 31, 2009 were $38.0 million and $47.3 million, respectively. Working capital, consisting of current assets less current liabilities, was $223.0 million as of March 31, 2010 and $222.7 million as of December 31, 2009.

     We receive production tax credits or refunds through various governmental programs designed to promote film and television production within the United States and international jurisdictions. We anticipate receiving approximately $8.0 to $12.0 million in production credits within the next twelve months. The timing and realizable amount of credits is impacted by our production schedule and limitations associated with monetization of the credits.

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

     Cash flows used in investing activities were $31.7 million for three months ended March 31, 2010 and $11.7 million for the three months ended March 31, 2009. Capital expenditures for the three months ended March 31, 2010 were $2.8 million as compared to $1.5 million for the three months ended March 31, 2009. We received an infrastructure tax credit for approximately $4.1 million in the current quarter that more than offset our capital spend of $2.8 million. Capital expenditures for the remainder of 2010 are estimated to range between $9.0 million and $11.0 million, primarily reflecting additional purchases of broadcasting equipment and building related improvements.

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

     As of March 31, 2010, we have recorded a cumulative adjustment of approximately $2.1 million to reduce the fair value of our investment in ARS, which has been reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not believe that the fair market value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans included in the collateral package by the United States Government), our intent not to sell the securities and our determination that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $19.8 million and $20.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively. Total dividend payments on all Class A and Class B common shares in the three-month period ended March 31, 2010 were approximately $20.7 million as compared to $20.5 million in the prior year three-month period ended March 31, 2009. Assuming the continuation of these cash dividend rates of $0.36 and $0.24 per share of Class A and Class B shares, respectively, and the same stock ownership, the estimated amount of dividends to be paid during the remainder of 2010 is estimated to be approximately $62.2 million.

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
     Our aggregate minimum payment obligations under these contracts as of March 31, 2010, assuming the continued waiver of compensation by Mr. McMahon (except for the annual salary of $850,000, noted above), were as follows:

	Payments due by period
	($ in millions)
				After
	2010	2011 - 2012	2013 - 2014	2014	Total
Long-term debt (including interest thereon)	$1.0	$2.7	$0.4	$-	$4.1
Operating leases	1.8	3.4	2.7	3.2	11.1
Talent, employment agreements and other
commitments	12.8	10.4	5.4	3.7	32.3
Total commitments	$15.6	$16.5	$8.5	$6.9	$47.5

     We believe that cash generated from operations and our existing cash and short-term investment securities will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and the payment of quarterly dividends.

Application of Critical Accounting Policies

     There have been no additional changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2009 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of
	March 31, 2010	December 31, 2009
Pay-per-view accounts receivable	$31.3 million	$13.7 million
Feature film assets	$43.2 million	$37.1 million
Home video reserve for returns	$5.2 million	$5.5 million
Publishing newsstand reserve for returns	$3.7 million	$4.8 million
Allowance for doubtful accounts	$10.3 million	$11.9 million
Accrued income taxes	$13.6 million	$(0.6) million

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

     Our investment portfolio consists of securities with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration, excluding our long term auction rate securities, is less than one year. Due to the nature of our investments and our strategy to minimize market and interest rate risk, we believe that our portfolio would not be materially impacted by adverse fluctuations in interest rates.

Item 4. Controls and Procedures

     Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. No change in internal control over financial reporting occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 14 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

     We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

World Wrestling Entertainment, Inc. (Registrant)

Dated: May 7, 2010	By: /s/	George A. Barrios
George A. Barrios
Chief Financial Officer