Form 10-Q
period 2010-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2010-08-09
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes      X           No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes _____       No      X

At July 19, 2010 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 27,036,570 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 46,482,591.

World Wrestling Entertainment, Inc.
Table of Contents

Page #
Part I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Income Statements for the three and six months ended June 30, 2010
and June 30, 2009	2

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3

Consolidated Statements of Cash Flows for the six months ended June 30, 2010
and June 30, 2009	4

Consolidated Statement of Stockholders’ Equity and Comprehensive
Income for the six months ended June 30, 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 6. Exhibits	31

Signature	32

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net revenues	$106,842	$138,794	$245,567	$246,619

Cost of revenues	63,094	75,750	136,779	132,187
Selling, general and administrative expenses	30,083	31,372	55,962	62,229
Depreciation and amortization	3,411	3,593	5,250	7,376

Operating income	10,254	28,079	47,576	44,827

Investment income, net	497	1,175	980	1,791
Interest expense	67	88	138	179
Other (expense) income, net	(1,030)	1,457	(2,072)	132

Income before income taxes	9,654	30,623	46,346	46,571

Provision for income taxes	3,403	10,749	15,358	16,375

Net income	$6,251	$19,874	$30,988	$30,196

Earnings per share
Basic	$0.08	$0.27	$0.42	$0.41
Diluted	$0.08	$0.27	$0.41	$0.41

Weighted average common shares outstanding:
Basic	74,303	73,513	74,267	73,494
Diluted	75,230	74,279	75,228	74,137

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	As of	As of
	June 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and equivalents	$97,776	$149,784
Short-term investments	99,797	58,440
Accounts receivable, net	48,123	62,732
Inventory, net	1,628	2,182
Prepaid expenses and other current assets	30,934	21,721
Total current assets	278,258	294,859

PROPERTY AND EQUIPMENT, NET	81,740	84,376
FEATURE FILM PRODUCTION ASSETS	49,923	37,053
INVESTMENT SECURITIES	14,727	22,370
INTANGIBLE ASSETS, NET	218	276
OTHER ASSETS	1,594	1,687
TOTAL ASSETS	$426,460	$440,621

CURRENT LIABILITIES:
Current portion of long-term debt	$1,125	$1,082
Accounts payable	20,953	21,281
Accrued expenses and other liabilities	25,063	35,164
Deferred income	20,409	14,603
Total current liabilities	67,550	72,130

LONG-TERM DEBT	2,216	2,790
NON-CURRENT INCOME TAX LIABILITIES	13,215	17,152
NON-CURRENT DEFERRED INCOME	10,706	11,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	270	257
Class B common stock	465	477
Additional paid-in capital	332,928	326,008
Accumulated other comprehensive income	2,718	2,377
Retained (deficit) earnings	(3,608)	7,902
Total stockholders' equity	332,773	337,021

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$426,460	$440,621

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$30,988	$30,196
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of feature film production assets	2,507	2,530
Revaluation of warrants	(226)	699
Depreciation and amortization	5,251	7,376
Realized gains on sale of investments	(52)	(613)
Amortization of investment income	776	627
Stock compensation costs	4,957	3,036
(Recovery) provision for doubtful accounts	(606)	1,847
Provision for inventory obsolescence	961	1,000
Benefit from deferred income taxes	(5,484)	(971)
Excess tax benefits from stock-based payment arrangements	(193)	(1)
Changes in assets and liabilities:
Accounts receivable	15,215	(823)
Inventory	(407)	765
Prepaid expenses and other assets	(6,015)	9,043
Feature film production assets	(15,610)	(1,311)
Accounts payable	(328)	1,177
Accrued expenses and other liabilities	(11,767)	21,244
Deferred income	4,982	(792)
Net cash provided by operating activities	24,949	75,029

INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(6,686)	(2,912)
Proceeds from infrastructure incentives	4,130	-
Purchase of short-term investments	(63,003)	(18,806)
Proceeds from sales or maturities of investments	29,414	30,630
Net cash (used in) provided by investing activities	(36,145)	8,912

FINANCING ACTIVITIES:
Repayments of long-term debt	(532)	(492)
Dividends paid	(41,579)	(40,959)
Issuance of stock, net	508	508
Proceeds from exercise of stock options	598	252
Excess tax benefits from stock-based payment arrangements	193	1
Net cash used in financing activities	(40,812)	(40,690)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(52,008)	43,251
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	149,784	119,655
CASH AND EQUIVALENTS, END OF PERIOD	$97,776	$162,906

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2009	73,404	$734	$326,008	$2,377	$7,902	$337,021

Comprehensive income:
Net income					30,988	30,988
Translation adjustment				(186)		(186)
Unrealized holding gain, net of tax				559		559
Reclassification adjustment for gains
realized in net income, net of tax				(32)		(32)
Total comprehensive income						31,329

Stock issuances, net	57	1	253			254
Exercise of stock options	46		598			598
Excess tax benefits from stock based
payment arrangements			193			193
Dividends paid			919		(42,498)	(41,579)
Stock compensation costs			4,957			4,957
Balance, June 30, 2010	73,507	$735	$332,928	$2,718	$(3,608)	$332,773

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

Recent Accounting Pronouncements

     In September 2009, the FASB issued an accounting standard update regarding revenue recognition for multiple deliverable arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

2. Share Based Compensation

     Compensation expense relating to grants of performance stock units (PSUs) and restricted stock units (RSUs) are recognized over the period during which the employee rendered service to the Company necessary to earn the award. Stock based compensation cost was approximately $2,642 and $1,903 for the three months ended June 30, 2010 and 2009, respectively, and $4,930 and $3,036 for the six months ended June 30, 2010 and 2009, respectively.

     During 2009, we granted approximately 586,500 PSUs under our 2007 Omnibus Incentive Plan (“Plan”) at a weighted average price per share of $9.91. Based on the financial results for the year ended December 31, 2009, approximately 765,000 PSUs were ultimately issued in 2010 related to this grant at an average price per share of $16.07.

     During the six months ended June 30, 2010, we granted 422,250 PSUs as part of the Plan at a weighted average price per share of $17.01. This grant is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2010. Total compensation cost related to these PSUs, based on the estimated value of the units on the issuance date, net of estimated forfeitures, is $6,045. The compensation is being amortized over the service period, which is approximately three and one-half years. If these goals are met, the shares issued will vest in equal annual installments. At June 30, 2010, an aggregate of 1,531,993 PSUs were unvested for all PSU grants with a weighted average fair value of $15.50 per share.

     During the six months ended June 30, 2010, we granted 4,500 RSUs under the Plan at a weighted average grant date fair value of $16.60 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $69. The compensation is being amortized over the service period, which is approximately three years. At June 30, 2010, 166,097 RSUs were unvested with a weighted average fair value of $14.39 per share.

3. Stockholders’ Equity

     Beginning in February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years, subject to early termination in the event of Vincent K. McMahon’s death. Instead, they continue to receive a quarterly cash dividend of $0.24 per share. Any new dividend waiver is subject to the agreement of members of the McMahon family and their receipt of the approval of the Internal Revenue Service. We paid cash dividends of $41,579 and $40,959 for the six months ended June 30, 2010 and June 30, 2009, respectively.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Basic
Class A	27,238,398	25,799,000	26,881,836	25,780,264
Class B	47,064,259	47,713,563	47,385,304	47,713,563
Diluted
Class A	28,166,038	26,565,156	27,842,308	26,423,782
Class B	47,064,259	47,713,563	47,385,304	47,713,563
Dilutive effect of outstanding options and
restricted stock units	927,640	763,710	960,472	639,775
Anti-dilutive outstanding options	-	624,791	-	624,791

     Net income per share of Class A Common Stock and Class B Common Stock is computed in accordance with a two- class method of earnings allocation. Any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive.

     As there were no undistributed earnings for the three and six months ended June 30, 2010, Class A and Class B earnings per share were not calculated separately.

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $36,244 and $68,026 for the three and six months ended June 30, 2010, respectively, and $35,318 and $59,278 for the three and six months ended June 30, 2009, respectively. Revenues generated in the United Kingdom, our largest international market, were approximately $9,267 and $17,225 for the three and six months ended June 30, 2010, respectively, and $12,008 and $18,939 for the three and six months ended June 30, 2009, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net revenues:
Live and Televised Entertainment	$77,419	$109,209	$175,642	$173,290
Consumer Products	23,244	20,927	53,990	53,996
Digital Media	5,433	7,912	11,830	14,841
WWE Studios	746	746	4,105	4,492
Total net revenues	$106,842	$138,794	$245,567	$246,619

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Depreciation and amortization:
Live and Televised Entertainment	$1,761	$1,913	$2,059	$3,815
Consumer Products	56	353	118	707
Digital Media	298	302	584	575
WWE Studios	-	-	-	-
Corporate	1,296	1,025	2,489	2,279
Total depreciation and amortization	$3,411	$3,593	$5,250	$7,376

Operating income:
Live and Televised Entertainment	$25,326	$42,556	$64,533	$63,945
Consumer Products	11,470	11,308	28,806	30,841
Digital Media	150	1,308	1,136	2,451
WWE Studios	(940)	(500)	486	1,283
Corporate	(25,752)	(26,593)	(47,385)	(53,693)
Total operating income	$10,254	$28,079	$47,576	$44,827

	As of
	June 30,	December 31,
	2010	2009
Assets:
Live and Televised Entertainment	$124,202	$141,915
Consumer Products	22,926	21,521
Digital Media	5,673	7,111
WWE Studios	60,747	43,186
Unallocated	212,912	226,888
Total assets	$426,460	$440,621

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2010	2009
Land, buildings and improvements	$74,548	$74,363
Equipment	68,145	67,527
Corporate aircraft	20,859	20,858
Vehicles	1,789	537
	165,341	163,285
Less accumulated depreciation and amortization	(83,601)	(78,909)
Total	$81,740	$84,376

     During 2010 we received tax credits relating to our infrastructure improvements in conjunction with our transition to high definition. The credits were realized at $4,130 and were recorded as a reduction of the related assets.

Depreciation and amortization expense for property and equipment was $3,356 and $5,132 for the three and six months ended June 30, 2010 as compared to $3,239 and $6,669 for the three and six months ended June 30, 2009. Depreciation expense in the current period reflected a one-time benefit of $1,674 from the recognition of an infrastructure tax credit discussed above. As the credit was received in the current period and related to assets placed in service in prior years, the adjustment to depreciation expense reflects the amount of previously recognized expense associated with the reduction in cost basis.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	June 30,	December 31,
	2010	2009
Feature film productions:
In release	$25,978	$27,772
In production	1,365	-
Completed but not released	21,302	8,473
In development	1,278	808
Total	$49,923	$37,053

     There were no feature film releases in the current quarter. In the prior year we released one theatrical film, 12 Rounds, and one Direct-to-DVD film, Behind Enemy Lines: Colombia. 12 Rounds comprises $19,667 of our “In release” feature film assets, and Behind Enemy Lines: Colombia comprises $1,467 of “In release” feature film assets.

     Feature film production assets are recorded net of the associated benefit of production incentives. During the six months ended June 30, 2010 and 2009, we received $0 and $6,556, respectively, of production incentives from domestic and international feature film production activities.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. As of June 30, 2010, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     Approximately 50% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 85% of “In release” film production assets are estimated to be amortized over the next three years.

     We currently have four theatrical films designated as “Completed but not released” and one theatrical film designated as “In-production”. We also have capitalized certain script development costs for various other film projects. Capitalized script development costs are evaluated at each reporting period for impairment if, and when, a project is deemed to be abandoned. During the three and six months ended June 30, 2010, we did not expense any previously capitalized development costs related to abandoned projects. During the three and six months ended June 30, 2009, we expensed $808 of previously capitalized development costs related to abandoned projects.

8. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years. The net carrying amount of our intangible assets was $218 and $276 as of June 30, 2010 and December 31, 2009, respectively.

     Amortization expense was $56 and $118 for the three and six months ended June 30, 2010 as compared to $354 and $707 for the three and six months ended June 30, 2009. Estimated future amortization expense is $85, $91 and $42 for the years ending December 31, 2010, 2011 and 2012, respectively.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

9. Investment Securities and Short-Term Investments

     Investment securities consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$16,000	$(1,273)	$14,727
Municipal bonds	61,450	634	62,084
Government agency bonds	25,000	10	25,010
Corporate bonds	12,772	(69)	12,703
Total	$115,222	$(698)	$114,524

	December 31, 2009
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,400	$(2,030)	$22,370
Municipal bonds	48,108	427	48,535
Corporate bonds	9,849	56	9,905
Total	$82,357	$(1,547)	$80,810

     In February, 2008, we started to experience difficulty in selling our investments in auction rate securities (“ARS”) due to multiple failures of the auction mechanism that provided liquidity to these investments. All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested has failed to make an interest payment when due. Our ARS will continue to be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). During the current quarter, $8,400 of ARS were redeemed at par by the issuer. As we maintain a strong liquidity position, we have no intent to sell the securities. We believe that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

     As of June 30, 2010, we recorded a cumulative adjustment to reduce the fair value of our investment in ARS of $1,273, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

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

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of June 30, 2010 and December 31, 2009, respectively, was as follows:

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	June 30,
	Markets (Level 1)	(Level 2)	(Level 3)	2010
Municipal bonds	$-	$62,084	$-	$62,084
Auction rate securities	-	-	14,727	14,727
Government agency bonds	-	25,010	-	25,010
Corporate bonds	-	12,703	-	12,703
Other	-	303	-	303
Total	$-	$100,100	$14,727	$114,827

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	December 31,
	Markets (Level 1)	(Level 2)	(Level 3)	2009
Municipal bonds	$-	$48,535	$-	$48,535
Auction rate securities	-	-	22,370	22,370
Corporate bonds	-	9,905	-	9,905
Other	-	77	-	77
Total	$-	$58,517	$22,370	$80,887

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

     We have classified our investment in ARS within Level 3. Starting in February 2008, we experienced difficulty selling our investment in ARS due to multiple failures of the auction mechanism that provided liquidity to these investments. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The fair value of the ARS, as consistent with prior periods, was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets. During the current quarter, $8,400 of ARS were redeemed by the issuer at par value.

     The table below includes a roll forward of our Level 3 assets (ARS) from January 1, 2010 to June 30, 2010 and January 1, 2009 to June 30, 2009, respectively.

	Significant		Significant
	Unobservable		Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
Fair value January 1, 2010	$22,370	Fair value January 1, 2009	$22,299
Purchases	-	Purchases	-
Redemptions/Proceeds	(8,400)	Redemptions/Proceeds	-
Transfers in	-	Transfers in	-
Realized gain	-	Realized gain	-
Unrealized gain	757	Unrealized gain	399
Fair value June 30, 2010	$14,727	Fair value June 30, 2009	$22,698

11. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2010	2009
Accrued pay-per-view event costs	$6,714	$3,995
Accrued payroll and bonus related costs	5,856	11,499
Accrued legal and professional fees	2,037	3,462
Accrued home video production and distribution	3,257	4,765
Accrued other	7,199	11,443
Total	$25,063	$35,164

     Accrued other includes accruals for our publishing, television, and licensing business activities, none of which exceeds 5% of current liabilities.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)
(unaudited)

12. Concentration of Credit Risk

     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, including television, pay-per-view and home video distributors. The Company closely monitors the status of receivables with our customers and maintains allowances for anticipated losses as deemed appropriate. Our total allowance for doubtful accounts balance was $11,027 as of June 30, 2010 and $11,926 as of December 31, 2009.

13. Film and Television Production Incentives

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

14. Income Taxes

     At June 30, 2010, we have $9,456 of unrecognized tax benefits, which if recognized, would affect our effective tax rate.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $2,036 of accrued interest and penalties related to uncertain tax positions as of June 30, 2010.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2006.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $631 within 12 months of June 30, 2010.

15. Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

IPO Class Action

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company is a party to the settlement described in the Annual Report, and is not one of the parties appealing the settlement’s approval. Assuming those other party appeals are unsuccessful and the settlement is completed, no financial obligation has been or will be incurred by the Company and, accordingly, no loss has been or will be recognized.

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

16. Comprehensive Income

     The following table presents the comprehensive income for the current and prior year:

	Six months ended
	June 30,	June 30,
	2010	2009
Net income	$30,988	$30,196
Translation adjustment	(186)	479
Unrealized holding gain, net of tax	559	535
Reclassification adjustment for gains realized in net income, net of tax	(32)	(410)
Total comprehensive income	$31,329	$30,800

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
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment featuring our Superstars. To date, we have partnered with major studios to distribute our productions. We have announced plans to self-distribute our future filmed entertainment productions beginning with our next release, currently scheduled for September 2010.

Results of Operations

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009
(Dollars in millions, except as noted)

Summary

	June 30,	June 30,	better
Net Revenues	2010	2009	(worse)
Live and Televised Entertainment	$77.4	$109.2	(29%	)
Consumer Products	23.3	20.9	11%
Digital Media	5.4	7.9	(32%	)
WWE Studios	0.7	0.8	(13%	)
Total	$106.8	$138.8	(23%	)

	June 30,	June 30,	better
Cost of Revenues:	2010	2009	(worse)
Live and Televised Entertainment	$48.1	$62.2	23%
Consumer Products	10.4	8.1	(28%	)
Digital Media	3.4	4.5	24%
WWE Studios	1.2	0.9	(33%	)
Total	$63.1	$75.7	17%
Profit contribution margin	41%	45%

	June 30,	June 30,	better
Operating Income:	2010	2009	(worse)
Live and Televised Entertainment	$25.3	$42.6	(41%	)
Consumer Products	11.5	11.3	2%
Digital Media	0.2	1.3	(85%	)
WWE Studios	(0.9)	(0.5)	(80%	)
Corporate	(25.8)	(26.6)	3%
Total operating income	$10.3	$28.1	(63%	)
Net income	$6.3	$19.9	(68%	)

     Our comparative results were significantly impacted by the timing of our annual WrestleMania pay-per-view event. WrestleMania XXVI occurred in the first quarter of 2010. In 2009, WrestleMania XXV occurred in the second quarter. WrestleMania XXV contributed approximately $32.2 million of revenues and $15.0 million of profit contribution ($9.7 million, net of tax) to our prior year quarter results.

     In addition to the continued softness in the overall economic environment, our results were adversely impacted by additional items that occurred in the quarter. We believe certain of our key metrics, including live event attendance and pay-per-view buys, were impacted by the absence of several prominent members of our talent roster. Additionally, our profitability was negatively affected by approximately $0.7 million in logistical costs affecting our April 2010 European tour due to the volcano eruption in Iceland.

     Please see the following discussion for additional details relating to the performance of each of our business segments.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	June 30,	June 30,	better
Live and Televised Entertainment Revenues	2010	2009	(worse)
Live events	$29.2	$34.4	(15%	)
Number of North American events	62	51	22%
Average North American attendance	5,800	8,200	(29%	)
Average North American ticket price (dollars)	$39.50	$46.25	(15%	)
Number of international events	28	27	4%
Average international attendance	8,200	8,100	1%
Average international ticket price (dollars)	$61.47	$62.77	(2%	)

Venue merchandise	$4.3	$6.3	(32%	)
Domestic per capita spending (dollars)	$9.74	$11.26	(13%	)

Pay-per-view	$10.4	$35.6	(71%	)
Number of pay-per-view events	3	5	(40%	)

Number of buys from pay-per-view events	532,500	1,819,000	(71%	)

Average revenue per buy (dollars)	$18.29	$19.14	(4%	)
Domestic retail price WrestleMania (dollars)	N/A	$54.95	N/A
Domestic retail price other events (dollars)	$44.95	$39.95	13%

Television rights fees
Domestic	$19.6	$18.4	7%
International	$11.2	$9.9	13%

Television advertising	$1.5	$1.7	(12%	)

WWE Classics On Demand	$1.2	$1.5	(20%	)

Other	-	$1.4	(100%	)
Total live and televised entertainment	$77.4	$109.2	(29%	)

Ratings
Average weekly household ratings for Raw	3.4	3.8	(11%	)
Average weekly household ratings for SmackDown	1.9	1.9	-
Average weekly household ratings for WWE NXT/ECW	1.0	1.2	(17%	)
Average weekly household ratings for WWE Superstars	1.1	1.4	(21%	)

	June 30,	June 30,	better
Cost of Revenues-Live and Televised Entertainment	2010	2009	(worse)
Live events	$22.1	$22.2	-
Venue merchandise	2.2	3.5	37%
Pay-per-view	4.0	15.5	74%
Television	18.0	18.2	1%
Advertising	0.4	0.1	(300% )
WWE Classics on Demand	0.3	0.4	25%
Other	1.1	2.4	54%
Total	$48.1	$62.3	23%
Profit contribution margin	38%	43%

     Live events revenues decreased primarily due the impact of our annual WrestleMania event, which occurred in the first quarter of 2010 as compared to the second quarter in 2009. Average attendance at our North American events was approximately 5,800 in the current quarter as compared to 8,200 in the prior year quarter. The average ticket price for North American events was $39.50 in the current quarter as compared to $46.25 in the prior year. In the prior year quarter, the WrestleMania event contributed approximately $8.4 million to live event revenue. Excluding the impact of WrestleMania, North American average attendance and ticket price was 7,200 and $34.47, respectively, in the prior year quarter. The profit contribution margin for live events decreased from 35% to 24% in the current quarter, reflecting the costs associated with the Icelandic volcano as well as the absence of WrestleMania.

     Venue merchandise revenues decreased 32% from the prior year quarter, reflecting a 13% decrease in per capita spending by our fans and a 23% decline in attendance at our North American events. In the prior year quarter, revenues from our WrestleMania event contributed approximately $1.4 million, or 22%, of the quarterly venue merchandise revenue. The profit contribution margin increased from 44% to 49% in the current quarter due to a reduction in the costs of materials and the mix of products sold at venues.

     Pay-per-view revenues decreased $25.2 million from the prior year quarter primarily due to the impact of WrestleMania XXV. WrestleMania XXV generated approximately one million pay-per-view buys in the prior year quarter, or approximately $21.0 million in related revenues. As we eliminated one pay-per-view event and experienced the timing difference of WrestleMania, there were three pay-per-view events in the current quarter as compared to five events in the prior year quarter. Pay-per-view profit contribution margin increased from 57% to 62% in the current quarter, reflecting the absence of advertising and production costs related to WrestleMania in the current quarter.

     Television rights fees reflect rate increases both in domestic and international markets. Television cost of revenues was essentially unchanged from the prior year quarter and reflects our continued efforts to manage our production costs and more efficiently produce our television programs. The profit contribution margin increased from 36% to 42% in the current quarter.

     WWE Classics On Demand, our subscription based video-on-demand service, reflected a 20% decrease in revenues in the current quarter based on weaker domestic performance. Currently, WWE Classics on Demand is offered in approximately 80% of video-on-demand enabled homes in the United States.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	June 30,	June 30,	better
Consumer Products Revenues	2010	2009	(worse)
Licensing	$8.7	$9.0	(3%	)
Magazine publishing	$2.5	$3.1	(19%	)
Net units sold	593,200	843,800	(30%	)
Home video	$11.5	$8.6	34%
Gross units shipped	1,072,100	832,800	29%
Other	$0.6	$0.2	200%
Total	$23.3	$20.9	11%

	June 30,	June 30,	better
Cost of Revenues-Consumer Products	2010	2009	(worse)
Licensing	$2.6	$2.0	(30%	)
Magazine publishing	2.6	2.4	(8%	)
Home video	5.0	3.6	(39%	)
Other	0.2	0.1	(100%	)
Total	$10.4	$8.1	(28%	)
Profit contribution margin	55%	61%

     Licensing revenues decreased by 3% in the current quarter, reflecting lower royalties earned on the sales of video games and music of approximately $3.0 million, partially offset by higher royalties earned on the sales of toys of $2.4 million. Licensing revenue from video games was down due to the absence of Legends of WrestleMania. This was a new title released in 2009 that did not have an equivalent release in the current year. Licensing profit contribution declined from 77% to 70% in the current quarter, reflecting additional talent related expenses based on the mix of products sold.

     Magazine publishing revenues declined based on lower sell-through rates. Magazine publishing cost of revenues rose in the current quarter as our gross issue print order increased by approximately 8% as compared to the prior year quarter.

     Home video revenues increased by 34% in the current quarter, based on the volume of units shipped in the current quarter. The current quarter had seven new releases as compared to five releases in the prior year quarter. The increase in units sold was partially offset by a decrease in the average selling price, due to the sales of lower priced catalog titles. Profit contribution margin was 57% in the current quarter as compared to 59% in the prior year quarter, reflecting increased distribution and fulfillment fees per unit sold.

     The following chart provides performance results and key drivers for our Digital Media segment:

	June 30,	June 30,	better
Digital Media Revenues	2010	2009	(worse)
WWE.com	$3.0	$4.5	(33%	)
WWEShop	2.4	3.4	(29%	)
Average revenues per order (dollars)	$50.73	$51.97	(2%	)
Total	$5.4	$7.9	(32%	)

	June 30,	June 30,	better
Cost of Revenues-Digital Media	2010	2009	(worse)
WWE.com	$1.6	$2.2	27%
WWEShop	1.8	2.3	22%
Total	$3.4	$4.5	24%
Profit contribution margin	37%	43%

     WWE.com revenues decreased primarily due to declines in advertising sold on our website and wireless revenue. The decline in advertising revenue reflects the downturn in the general economic environment and continued difficulties monetizing our website. The decline in wireless revenue was driven by the expiration of a key content agreement that was not renewed. The decrease in WWE.com cost of revenues reflects lower costs to operate our various web-based activities partially as a result of the decline in revenues. The margin was adversely impacted due to fixed costs which remained consistent with the prior year quarter.

     WWEShop revenues declined due in part to a 24% decline in the number of orders processed to approximately 47,000 in the current quarter. We believe that a portion of this decline is related to transitions in the talent base. The average amount spent by customers per order declined by approximately 2% to $50.73 in the current quarter. The decrease in WWEShop profit contribution relates to increased inventory write-offs, partially as a result of changes in the talent roster.

WWE Studios

     WWE Studios has released four feature films: See No Evil, The Marine, The Condemned and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2. We recorded revenue of approximately $0.7 million in the current quarter as compared to $0.8 million in the prior year quarter related to our prior releases. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

     We previously announced that we will change to a self-distribution model for feature films. The first film to be released under this new model, Legendary, is tentatively scheduled for release in September 2010. Under this self-distribution model, we will begin recording the revenue and expenses once the film has been released.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	June 30,	June 30,	better
	2010	2009	(worse)
Staff related	$14.1	$14.3	1%
Legal, accounting and other professional	3.5	3.5	-
Stock compensation costs	2.6	1.9	(37% )
Advertising and promotion	0.6	0.8	25%
Bad debt	0.9	1.4	36%
All other	8.4	9.4	11%
Total SG&A	$30.1	$31.3	4%
SG&A as a percentage of net revenues	28%	23%

     Stock compensation costs in the current quarter increased based on the fair value and the number of shares granted for the 2010 PSU grant as compared to the prior grant.

	June 30,	June 30,	better
	2010	2009	(worse)
Depreciation and amortization	$3.4	$3.6	6%

Investment income, net	$0.5	$1.2	(58%	)

The decline in investment income reflects lower interest rates on investment balances and lower realized gains from investment sales in the current quarter.

Other (expense) income, net	$(1.0)	$1.5	(167%	)

     Other expense, net includes realized foreign exchange gains and losses and the revaluation of warrants held in certain licensees. In the current quarter the company recorded realized foreign exchange losses of approximately $0.9 million as compared to gains of $1.6 million in the prior year quarter.

	June 30,	June 30,
	2010	2009
Provision for income taxes	$3.4	$10.7
Effective tax rate	35%	35%

     The current quarter effective tax rate was positively impacted by the increased IRC Section 199 deduction rate on qualified production activity income. The prior year rate was impacted by an adjustment relating to differences between the tax return and the tax provision.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009
(Dollars in millions, except as noted)

Summary

	June 30,	June 30,	better
Net Revenues	2010	2009	(worse)
Live and Televised Entertainment	$175.7	$173.3	1%
Consumer Products	54.0	54.0	-
Digital Media	11.8	14.8	(20%	)
WWE Studios	4.1	4.5	(9%	)
Total	$245.6	$246.6	-

	June 30,	June 30,	better
Cost of Revenues:	2010	2009	(worse)
Live and Televised Entertainment	$104.8	$100.6	(4%	)
Consumer Products	22.4	20.2	(11%	)
Digital Media	7.1	8.8	19%
WWE Studios	2.5	2.6	4%
Total	$136.8	$132.2	(3%	)
Profit contribution margin	44%	46%

	June 30,	June 30,	better
Operating Income:	2010	2009	(worse)
Live and Televised Entertainment	$64.5	$63.9	1%
Consumer Products	28.8	30.8	(6%	)
Digital Media	1.1	2.5	(56%	)
WWE Studios	0.5	1.3	(62%	)
Corporate	(47.3)	(53.7)	12%
Total operating income	$47.6	$44.8	6%
Net income	$31.0	$30.2	3%

     Revenues were consistent with the prior year period, as an increase in our Live and Televised Entertainment segment was offset by a decline in our Digital Media business. In the current year, certain of our businesses were adversely impacted by negative economic conditions and content related challenges surrounding changes in our talent base. These issues were partially offset by additional television rights fees in the current period.

     Our profit margin decreased in the current period partially due to approximately $0.7 million in costs related to the Icelandic volcano which interrupted a significant European tour and increases in talent-related expenses.

     Operating income increased by 6%, reflecting lower depreciation and selling, general & administrative costs, partially offset by the aforementioned decline in the profit margins.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	June 30,	June 30,	better
Live and Televised Entertainment Revenues	2010	2009	(worse)
Live events	$55.2	$52.4	5%
Number of North American events	133	134	(1%	)
Average North American attendance	7,000	6,900	1%
Average North American ticket price (dollars)	$38.97	$39.18	(1%	)
Number of international events	32	31	3%
Average international attendance	8,500	8,200	4%
Average international ticket price (dollars)	$59.80	$62.77	(5%	)

Venue merchandise	$10.8	$10.9	(1%	)
Domestic per capita spending (dollars)	$10.12	$10.20	(1%	)

Pay-per-view	$42.8	$49.2	(13%	)
Number of pay-per-view events	6	7	(14%	)

Number of buys from pay-per-view events	2,100,000	2,600,000	(19%	)

Average revenue per buy (dollars)	$19.12	$18.17	5%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	-
Domestic retail price other events (dollars)	$44.95	$39.95	13%

Television rights fees
Domestic	$38.0	$34.1	11%
International	$22.2	$19.1	16%

Television advertising	$2.9	$3.1	(6%	)

WWE Classics on Demand	$2.5	$3.0	(17%	)
Other	$1.3	$1.5	(13%	)
Total live and televised entertainment	$175.7	$173.3	1%

Ratings
Average weekly household ratings for Raw	3.6	3.8	(5%	)
Average weekly household ratings for SmackDown	2.0	2.1	(5%	)
Average weekly household ratings for WWE NXT/ECW	1.0	1.3	(23%	)
Average weekly household ratings for WWE Superstars	1.2	1.4	(14%	)

	June 30,	June 30,	better
Cost of Revenues-Live and Televised Entertainment	2010	2009	(worse)
Live events	$38.3	$34.5	(11%	)
Venue merchandise	6.3	6.4	2%
Pay-per-view	19.4	20.5	5%
Television	34.9	34.7	(1%	)
Advertising	0.8	0.3	(167%	)
WWE Classics on Demand	0.7	0.7	-
Other	4.4	3.5	(26%	)
Total	$104.8	$100.6	(4%	)
Profit contribution margin	40%	42%

     Live events revenues increased primarily as a result of our performance at our international events, reflecting a higher average attendance. The overall profit contribution margin was 31% in the current period as compared to 34% in the prior year. The current period profit contribution margin was adversely impacted by approximately $0.7 million in costs related to the Icelandic volcano. In the prior year period, four of the international events performed were recorded as buy-out deals. Subsequently, it was determined that these events should have been recorded on a gross basis instead of a net basis. Had these deals been recorded on a gross basis, revenues and expenses would have each increased by approximately $1.3 million, with no change to profit. See Note 1 to the unaudited Consolidated Financial Statements.

     Venue merchandise revenues and cost of revenues were essentially unchanged from the prior year period. The overall profit contribution margin was 42% in both the current and prior year period.

     Pay-per-view revenues reflect the decline in total buys and the production of one fewer event in the current year period. We recorded approximately 0.9 million buys for WrestleMania XXVI in the current period as compared to approximately 1.0 million buys for WrestleMania XXV in the prior year period. The profit contribution margin for pay-per-view decreased to 55% in the current period from 58% in the prior year. The decline in profit contribution margin was driven by increased talent expenses as a result of the composition of pay-per-view offerings in the current period.

     The increase in television rights fees reflects contractual increases both domestically and in international territories as well as the addition of our domestic show WWE Superstars on WGN. Television right fees cost of revenues were essentially unchanged from the prior year period as continued cost saving efforts were offset by increased production costs.

     Advertising revenues for the current period are primarily comprised of the sale of various sponsorships and the sale of advertising on our Canadian television programs. The decrease in the current period primarily reflects a decline in sponsorship advertising revenue, reflecting the absence of sponsorship sales relating to several of our pay-per-view events in the current period that were sold in the prior year period.

     WWE Classics On Demand generated 17% lower revenues in the current period based on weaker domestic performance. WWE Classics on Demand is currently offered in approximately 80% of video-on-demand enabled homes in the United States.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	June 30,	June 30,	better
Consumer Products Revenues	2010	2009	(worse)
Licensing	$28.6	$28.8	(1%	)
Magazine publishing	$5.3	$6.5	(18%	)
Net units sold	1,741,900	2,000,600	(13%	)
Home video	$19.1	$17.8	7%
Gross units shipped	1,947,400	1,737,400	12%
Other	1.0	0.9	11%
Total	$54.0	$54.0	-

	June 30,	June 30,	better
Cost of Revenues-Consumer Products	2010	2009	(worse)
Licensing	$7.7	$7.1	(8%	)
Magazine publishing	5.3	5.1	(4%	)
Home video	8.8	7.4	(19%	)
Other	0.6	0.6	-
Total	$22.4	$20.2	(11%	)
Profit contribution margin	59%	63%

     Licensing revenues were essentially unchanged from the prior period as increases in our toy category, driven by our transition to Mattel in the current period, were offset by a decline in the royalties earned on sales of video games. In the current year, we did not have a corresponding release to Legends of WrestleMania, which was released in the prior year period. The increase in the licensing cost of revenues reflects higher talent participations as a result of the mix of products sold.

     Magazine publishing revenue decreased by 18% in the current period based on a reduced number of units sold. We have experienced decreased newsstand sell-through and subscription sales in the current period. We published six issues of WWE Magazine and five WWEKids Magazine issues in both the current and prior year period. We also published three special issues in the current period as compared to two special issues in the prior year. Magazine publishing cost of revenues is essentially unchanged as compared to the prior year period as production levels remained consistent.

     Home video revenues increased by 7% in the current period due to the 12% increase in number of units shipped, reflecting the release of 13 titles in the current period versus 11 in the prior year period. The increase in units shipped was partially offset by a decline in the average sales price per unit due to promotional activities. Profit contribution margin was 54% in the current period as compared to 58% in the prior year period. The profit contribution was negatively impacted by increased distribution costs as a result of our transitioning distributors and increased advertising expense.

     The following chart provides performance results and key drivers for our Digital Media segment:

	June 30,	June 30,	better
Digital Media Revenues	2010	2009	(worse)
WWE.com	$6.4	$8.4	(24%	)
WWEShop	5.4	6.4	(16%	)
Average revenues per order (dollars)	$49.04	$50.82	(4%	)
Total	$11.8	$14.8	(20%	)

	June 30,	June 30,	better
Cost of Revenues-Digital Media	2010	2009	(worse)
WWE.com	$3.1	$4.4	30%
WWEShop	3.9	4.4	11%
Total	$7.0	$8.8	20%
Profit contribution margin	41%	41%

     WWE.com revenues declined primarily due to a $1.2 million reduction in advertising sold on our website and a $1.1 million reduction in wireless revenue in the current period. The decline in advertising revenue reflects the downturn in the general economic environment and continued difficulties monetizing our website. The decline in wireless revenue was driven by the expiration of a key content agreement that was not renewed. The decrease in WWE.com cost of revenues reflects lower support costs to operate our various web based activities.

     WWEShop revenue reflects an 11% decrease in the number of orders processed to 109,000 in the current period due to the economic environment and the absence of certain of our popular talent from our programming for a significant portion of the second quarter. The decrease in WWEShop profit contribution margin was driven by increased inventory write-offs, partially as a result of changes in the talent roster.

WWE Studios

     WWE Studios has released four feature films: See No Evil, The Marine, The Condemned and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2. We recorded revenue of approximately $4.1 million in the current period related to our prior theatrical releases as compared to $4.5 million in the prior year period. We participate in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distributors have been recouped and the results have been reported to us.

     We previously announced that we will change to a self-distribution model for feature films. The first film to be released under this new model, Legendary, is tentatively scheduled for release in September 2010. Under this self-distribution model, we will begin recording the revenue and expenses once the film has been released.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	June 30,	June 30,	better
	2010	2009	(worse)
Staff related	$27.7	$30.3	9%
Legal, accounting and other professional	4.8	7.4	35%
Stock compensation costs	4.9	3.0	(63% )
Advertising and promotion	1.7	2.2	23%
Bad Debt	(0.6)	1.8	133%
All other	17.5	17.5	-
Total SG&A	$56.0	$62.2	10%
SG&A as a percentage of net revenues	23%	25%

     Staff related expenses in the prior year reflect the impact of our corporate restructuring of approximately $2.2 million in severance related costs. Legal, accounting and professional fees in the current period benefited from a decrease in legal case activity. Stock compensation costs in the current period reflect additional expense based on the fair value of the 2010 equity grant under the Plan. Advertising and promotion in the current period also benefited from a strategic conservative approach for brand awareness and general promotional activities. Bad debt decreased as several previously reserved accounts were subsequently collected.

	June 30,	June 30,	better
	2010	2009	(worse)
Depreciation and amortization	$5.3	$7.4	28%

     The decrease reflects a $1.7 million benefit from the recognition of an infrastructure tax credit received in the current period. As the credit was received in the current period and related to assets placed in service in prior years, the adjustment to depreciation expense reflects the amount of previously recognized expense associated with the reduction of the related asset cost.

Investment income, net	$1.0	$1.8	(44%	)

The decline in investment income reflects lower interest rates on investment balances and lower realized gains from investment sales in the current period.

Other (expense) income, net	$(2.1)	$0.1	(2,200%	)

     Other (expense) income, net includes realized foreign exchange gains and losses and the revaluation of warrants held in certain licensees. In the current period, we recorded realized losses of $1.8 million as compared to gains of $1.2 million in the prior year period. The prior year period also reflected a charge of $0.7 million relating to the revaluation of warrants as compared to income of $0.2 million in the current period.

	June 30,	June 30,
	2010	2009
Provision for income taxes	$15.4	$16.4
Effective tax rate	33%	35%

     The effective tax rate in the period was positively impacted by the increase in Section 199 deduction rate on qualified production activity income

Liquidity and Capital Resources

     Cash flows from operating activities for the six months ended June 30, 2010 and June 30, 2009 were $24.9 million and $75.0 million, respectively. Approximately $27.1 million of this difference was due to the timing of film related spending. In the current period we spent approximately $21.8 million on film production related activities, of which we anticipate receiving $6.2 million of related tax incentives in future periods. We have not received any tax incentives for feature films in the current year period. In the prior year period we received $6.6 million in incentives related to film production, partially offset by $1.3 million of additional expenditures. Also driving a significant change in cash flow from operating activities was a $19.0 million increase in cash paid for taxes. In the prior year period we received a refund of $11.0 million related to an overpayment of prior year taxes. In the current period, our estimated payments are higher due to our estimated taxable income. Partially offsetting the decreases mentioned above was a $7.5 million advance received from a licensee in the current period, which was recorded as deferred income. Working capital, consisting of current assets less current liabilities, was $210.7 million as of June 30, 2010 and $222.7 million as of December 31, 2009.

     We receive production tax credits or refunds through various governmental programs designed to promote film and television production within the United States and international jurisdictions. We anticipate receiving approximately $10.0 to $14.0 million in production credits within the next twelve months. The timing and realizable amount of credits is impacted by our production schedule and limitations associated with monetization of the credits.

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

     Cash flows used in investing activities were $36.1 million as compared to cash flows provided by investing activities of $8.9 million for the six months ended June 30, 2010 and June 30, 2009. In the current period we purchased $63.0 million of short-term investment securities, including $40.0 million of government agency bonds. Capital expenditures for the six months ended June 30, 2010 were $6.7 million as compared to $2.9 million for the six months ended June 30, 2009. The increase in capital expenditures is partially due to $1.8 million in technological advancements relating to our television content. Capital expenditures for the remainder of 2010 are estimated to range between $6.0 million and $9.0 million, primarily reflecting additional purchases of broadcasting equipment and building related improvements.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. In February 2008, we started to experience difficulty in selling our ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). During the second quarter, $8.4 million of ARS were redeemed at par value. As we maintain a strong liquidity position, our intent is not to sell the securities and we believe that it is not more likely than not that we will be required to sell until one of the aforementioned remedies occurs.

     As of June 30, 2010, we have recorded a cumulative adjustment of approximately $1.3 million to reduce the fair value of our investment in ARS, which has been reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not believe that the fair market value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans included in the collateral package by the United States Government), our intent not to sell the securities and our determination that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $40.8 million and $40.7 million for the six months ended June 30, 2010 and June 30, 2009, respectively. Total dividend payments on all Class A and Class B common shares in the six month period ended June 30, 2010 were approximately $41.6 million as compared to $41.0 million in the prior year six month period ended June 30, 2009. Assuming the continuation of these cash dividend rates of $0.36 and $0.24 per share and the same stock ownership, the estimated amount of dividends to be paid during the remainder of 2010 is estimated to be approximately $41.8 million.

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
     Our aggregate minimum payment obligations under these contracts as of June 30, 2010, assuming the continued waiver of compensation by Mr. McMahon (except for the annual salary of $850,000, noted above), were as follows:

	Payments due by period
	($ in millions)
				After
	2010	2011 - 2012	2013 - 2014	2014	Total
Long-term debt (including interest thereon)	$0.6	$2.7	$0.4	$-	$3.7
Operating leases	1.2	3.5	2.7	3.2	10.6
Talent, employment agreements and other
commitments	10.3	11.7	7.6	11.5	41.1
Total commitments	$12.1	$17.9	$10.7	$14.7	$55.4

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

	As of
	June 30, 2010		December 31, 2009
Pay-per-view accounts receivable	$14.8	million	$13.7	million
Feature film assets	$49.9	million	$37.1	million
Home video reserve for returns	$5.3	million	$5.5	million
Publishing newsstand reserve for returns	$4.5	million	$4.8	million
Allowance for doubtful accounts	$11.0	million	$11.9	million
Accrued income taxes	$(2.5)	million	$(0.6)	million

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

     We are exposed to currency fluctuations, primarily in the Euro, British Pound, Australian Dollar and Canadian Dollar. We attempt to minimize exposure to currency fluctuations by minimizing our net assets and liabilities denominated in foreign currencies. During the current year we were adversely impacted by the weakening of certain foreign currencies. The recognized impact of these exchange rate fluctuations is recorded in other (expense) income, net.

Interest Rate Risk

     We are exposed to interest rate risk related to our debt and investment portfolio. Our debt consists of the mortgage related to our corporate headquarters, which has an annual interest rate of 7.6%. The fair value of this debt is not significantly different from its carrying amount.

     Our investment portfolio consists of securities with a strong emphasis placed on preservation of capital. In an effort to minimize our exposure to interest rate risk, our investment portfolio’s dollar weighted duration, including our long term auction rate securities, is less than one year. Due to the nature of our investments and our strategy to minimize market and interest rate risk, we believe that our portfolio would not be materially impacted by adverse fluctuations in interest rates.

Item 4. Controls and Procedures

     Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. No change in internal control over financial reporting occurred during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 15 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

(a.) Exhibits

31.1 Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
____________________

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)

Dated: August 9, 2010	By:	/s/ George A. Barrios
George A. Barrios
Chief Financial Officer