Form 10-Q
period 2010-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2010-11-08
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes _____       No      X

At October 20, 2010 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 27,441,262 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 46,482,591.

World Wrestling Entertainment, Inc.

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Net revenues	$109,564	$111,254	$355,131	$357,873

Cost of revenues	61,763	60,077	198,542	192,264
Selling, general and administrative expenses	24,322	33,108	80,284	95,337
Depreciation and amortization	3,211	3,578	8,461	10,954

Operating income	20,268	14,491	67,844	59,318

Investment income, net	524	704	1,504	2,495
Interest expense	(64)	(82)	(202)	(261)
Other income (expense), net	899	168	(1,173)	300

Income before income taxes	21,627	15,281	67,973	61,852

Provision for income taxes	7,290	6,342	22,648	22,717

Net income	$14,337	$8,939	$45,325	$39,135

Earnings per share
Basic	$0.19	$0.12	$0.61	$0.53
Diluted	$0.19	$0.12	$0.60	$0.53

Weighted average common shares outstanding:
Basic	74,576	73,944	74,372	73,646
Diluted	75,325	74,419	75,263	74,207

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	As of	As of
	Sept. 30,	Dec. 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,361	$149,784
Short-term investments	95,367	58,440
Accounts receivable, net	51,761	62,732
Inventory, net	1,831	2,182
Prepaid expenses and other current assets	34,039	21,721
Total current assets	267,359	294,859

PROPERTY AND EQUIPMENT, NET	81,021	84,376
FEATURE FILM PRODUCTION ASSETS	57,301	37,053
INVESTMENT SECURITIES	15,107	22,370
INTANGIBLE ASSETS, NET	170	276
OTHER ASSETS	1,743	1,687
TOTAL ASSETS	$422,701	$440,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,147	$1,082
Accounts payable	22,218	21,281
Accrued expenses and other liabilities	25,090	35,164
Deferred income	22,281	14,603
Total current liabilities	70,736	72,130

LONG-TERM DEBT	1,922	2,790
NON-CURRENT INCOME TAX LIABILITIES	11,475	17,152
NON-CURRENT DEFERRED INCOME	10,293	11,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	274	257
Class B common stock	465	477
Additional paid-in capital	334,632	326,008
Accumulated other comprehensive income	3,453	2,377
Retained (deficit) earnings	(10,549)	7,902
Total stockholders' equity	328,275	337,021

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$422,701	$440,621

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$45,325	$39,135
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of feature film production assets	7,014	3,723
Revaluation of warrants	(552)	802
Depreciation and amortization	8,461	10,954
Realized gains on sale of investments	(55)	(863)
Amortization of investment income	1,286	805
Stock compensation costs	6,522	5,659
(Recovery) provision for doubtful accounts	(37)	3,115
Provision for inventory obsolescence	1,530	1,745
(Benefit from) provision for deferred income taxes	(8,946)	6,000
Excess tax benefits from stock-based payment arrangements	(2,723)	(74)
Changes in assets and liabilities:
Accounts receivable	11,008	(3,596)
Inventory	(1,178)	366
Prepaid expenses and other current assets	(8,902)	12,615
Feature film production assets	(27,343)	(1,496)
Accounts payable	937	2,859
Accrued expenses and other liabilities	(10,882)	10,025
Deferred income	6,443	1,033
Net cash provided by operating activities	27,908	92,807

INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(9,130)	(3,732)
Proceeds from infrastructure incentives	4,130	-
Purchase of short-term investments	(88,343)	(41,489)
Proceeds from sales or maturities of investments	59,035	45,586
Net cash (used in) provided by investing activities	(34,308)	365

FINANCING ACTIVITIES:
Repayments of long-term debt	(804)	(744)
Dividends paid	(62,598)	(61,605)
Issuance of common stock, net	961	864
Proceeds from exercise of stock options	695	1,290
Excess tax benefits from stock-based payment arrangements	2,723	74
Net cash used in financing activities	(59,023)	(60,121)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(65,423)	33,051
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,784	119,655
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,361	$152,706

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(dollars and shares in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings (Deficit)	Total
Balance, December 31, 2009	73,404	$734	$326,008	$2,377	$7,902	$337,021

Comprehensive income:
Net income					45,325	45,325
Translation adjustment				91		91
Unrealized holding gain, net of tax				1,019		1,019
Reclassification adjustment for gains
realized in net income, net of tax				(34)		(34)
Total comprehensive income						46,401

Stock issuances, net	461	4	(2,494)			(2,490)
Exercise of stock options	53	1	695			696
Excess tax benefits from stock based
payment arrangements			2,723			2,723
Dividends paid			1,178		(63,776)	(62,598)
Stock compensation costs			6,522			6,522
Balance, September 30, 2010	73,918	$739	$334,632	$3,453	$(10,549)	$328,275

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
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
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment featuring our Superstars. Our first six productions were distributed by distribution partners. Beginning with Legendary, which was released in September 2010, we are distributing filmed entertainment productions independently.
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
(in thousands, except per share data)
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

2. Summary of Significant Accounting Policies

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

     Television Rights:

     Rights fees received from distributors of our television programming, both domestically and internationally, are recorded when the program has been delivered to the distributor and is available for exhibition. Our typical distribution agreement is between one and five years in length and frequently provides for contractual increases over its term.

     Films:

     Revenue recognition for our feature films varies depending on the method of distribution and the extent of control the Company exercises over the distribution and related expenses. We exercise significant control over self-distributed films and as a result, we record distribution revenue and related expenses on a gross basis in our financial statements. For self distributed films we record revenue from the theatrical release of the feature film at the time of exhibition based on our participation in box office receipts. Home video revenues, pay-per-view, and or video-on-demand sales are recognized for films consistent with our existing policies.

     In instances where third party distribution partners control the distribution and marketing of films (“Licensed films”) we recognize revenue on a net basis after third party studios recoup distribution fees and expenses and the results have been reported to us.  This typically occurs in periods subsequent to the initial release of the film.

3. Share Based Compensation

     Compensation expense relating to grants of performance stock units (PSUs) and restricted stock units (RSUs) are recognized over the period during which the employee rendered service to the Company necessary to earn the award. Stock based compensation cost was approximately $1,565 and $2,624 for the three months ended September 30, 2010 and 2009, respectively, and $6,522 and $5,659 for the nine months ended September 30, 2010 and 2009, respectively.

     During the nine months ended September 30, 2010, we granted 422,250 PSUs under our 2007 Omnibus Incentive Plan (“Plan”) at a weighted average price per share of $17.01. This grant is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2010. Total compensation cost related to these PSUs, based on the estimated value of the units on the issuance date, net of estimated forfeitures, is $4,662. The compensation is being amortized over the service period, which is approximately three and one-half years. If these goals are met, the shares issued will vest in equal annual installments.

     At September 30, 2010, an aggregate of 1,282,046 PSUs were unvested for all PSU grants with a weighted average fair value of $15.87 per share.

     During 2009, we granted approximately 586,500 PSUs under our Plan at a weighted average price per share of $9.91. Based on the financial results for the year ended December 31, 2009, approximately 765,000 PSUs were ultimately issued in 2010 related to this grant at an average price per share of $16.07.

     During the nine months ended September 30, 2010, we granted 13,500 RSUs under the Plan at a weighted average grant date fair value of $15.48 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $192. The compensation is being amortized over the service period, which is approximately three years.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

     At September 30, 2010, 110,736 RSUs were unvested with a weighted average fair value of $13.79 per share.

4. Stockholders’ Equity

     Beginning in February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares not held by the McMahon family. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years, subject to early termination in the event of Vincent K. McMahon’s death. Instead, they continue to receive a quarterly cash dividend of $0.24 per share. Any new dividend waiver is subject to the agreement of members of the McMahon family and their receipt of the approval of the Internal Revenue Service. We paid cash dividends of $62,598 and $61,605 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

5. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Basic
Class A	28,093	26,230	27,292	25,932
Class B	46,483	47,714	47,080	47,714
Diluted
Class A	28,842	26,705	28,183	26,493
Class B	46,483	47,714	47,080	47,714
Dilutive effect of outstanding options and
restricted stock units	749	475	891	561
Anti-dilutive outstanding options	-	157	-	438

     Net income per share of Class A Common Stock and Class B Common Stock is computed in accordance with a two- class method of earnings allocation. Any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive.

     As there were no undistributed earnings for the three and nine months ended September 30, 2010, Class A and Class B earnings per share were not calculated separately.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

6. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. There are no inter-segment revenues. Revenues derived from sales outside of North America were approximately $30,723 and $98,749 for the three and nine months ended September 30, 2010, respectively, and $30,039 and $89,317 for the three and nine months ended September 30, 2009, respectively. Revenues generated in the United Kingdom, our largest international market, were approximately $5,879 and $23,104 for the three and nine months ended September 30, 2010, respectively, and $5,552 and $24,492 for the three and nine months ended September 30, 2009, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Net revenues:
Live and Televised Entertainment	$73,807	$77,958	$249,449	$251,248
Consumer Products	21,455	23,002	75,446	76,999
Digital Media	6,809	7,333	18,638	22,173
WWE Studios	7,493	2,961	11,598	7,453
Total net revenues	$109,564	$111,254	$355,131	$357,873

Depreciation and amortization:
Live and Televised Entertainment	$1,782	$1,926	$3,841	$5,741
Consumer Products	47	221	165	928
Digital Media	297	333	881	908
WWE Studios	-	-	-	-
Corporate	1,085	1,098	3,574	3,377
Total depreciation and amortization	$3,211	$3,578	$8,461	$10,954

Operating income:
Live and Televised Entertainment	$27,450	$29,339	$91,982	$93,284
Consumer Products	10,374	11,297	39,180	42,139
Digital Media	1,936	814	3,072	3,265
WWE Studios	(1,217)	1,314	(730)	2,596
Corporate	(18,275)	(28,273)	(65,660)	(81,966)
Total operating income	$20,268	$14,491	$67,844	$59,318

	As of
	Sept. 30,	Dec. 31,
	2010	2009
Assets:
Live and Televised Entertainment	$129,140	$141,915
Consumer Products	18,485	21,521
Digital Media	6,008	7,111
WWE Studios	76,460	43,186
Unallocated	192,608	226,888
Total assets	$422,701	$440,621

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

7. Property and Equipment

     Property and equipment consisted of the following:

	As of
	Sept. 30,	Dec. 31,
	2010	2009
Land, buildings and improvements	$75,189	$74,363
Equipment	69,961	67,527
Corporate aircraft	20,859	20,858
Vehicles	1,789	537
	167,798	163,285
Less accumulated depreciation and amortization	(86,777)	(78,909)
Total	$81,021	$84,376

     During 2010 we received tax credits relating to our infrastructure improvements in conjunction with our transition to high definition broadcasting. The credits were realized at $4,130 and were recorded as a reduction of the related assets.

     Depreciation expense for property and equipment totaled $3,164 and $8,296 for the three and nine months ended September 30, 2010, respectively as compared to $3,357 and $10,026 for the three and nine months ended September 30, 2009, respectively. Depreciation expense for the nine months ended September 30, 2010 reflects a one-time benefit of $1,674 from the recognition of an infrastructure tax credit discussed above. The credit was used to reduce the carrying value of the assets as of their in service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. The credit was received in the current year but related to assets placed in service in prior years.

8. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	Sept. 30,	Dec. 31,
	2010	2009
Feature film productions:
In release	$27,018	$27,772
In production	6,386	-
Completed but not released	22,653	8,473
In development	1,244	808
Total	$57,301	$37,053

     In the current quarter we released one theatrical film, Legendary. Legendary comprises $3,517 of our “In release” feature film assets. Legendary was the first film release under our revised distribution strategy in which we distribute and market our productions. Our previous releases were distributed and marketed by distribution partners and we participated in proceeds after our distribution partners recouped their expenses and distribution fees.

     In the prior year we released one theatrical film, 12 Rounds, and one Direct-to-DVD film, Behind Enemy Lines: Colombia. 12 Rounds comprises $18,187 of our “In release” feature film assets, and Behind Enemy Lines: Colombia comprises $1,233 of “In release” feature film assets.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

     Feature film production assets are recorded net of the associated benefit of production incentives. During the nine months ended September 30, 2010 and 2009, we received $3,020 and $6,556, respectively, of production incentives from domestic and international feature film production activities.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated fair value of a film is not greater than the unamortized asset, the asset will be written down to fair value. As of September 30, 2010, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     Approximately 59% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 89% of “In release” film production assets are estimated to be amortized over the next three years.

     We currently have four theatrical films designated as “Completed but not released” and two theatrical films designated as “In-production”. We also have capitalized certain script development costs for various other film projects. Capitalized script development costs are evaluated at each reporting period for impairment if, and when, a project is deemed to be abandoned. During the three and nine months ended September 30, 2010, we did not expense any previously capitalized development costs related to abandoned projects. During the three and nine months ended September 30, 2009, we expensed $808 of previously capitalized development costs related to abandoned projects.

9. Intangible Assets

     Intangible assets consist of acquired sports entertainment film libraries, trademarks and trade names. We have classified these costs as intangible assets and amortize them over the period of the expected revenues to be derived from these assets, generally from three to six years. The net carrying amount of our intangible assets was $171 and $276 as of September 30, 2010 and December 31, 2009, respectively.

     Amortization expense was $47 and $165 for the three and nine months ended September 30, 2010 as compared to $221 and $928 for the three and nine months ended September 30, 2009. Estimated future amortization expense is $38, $91 and $42 for the years ending December 31, 2010, 2011 and 2012, respectively.

10. Investment Securities and Short-Term Investments

     Investment securities consisted of the following as of September 30, 2010 and December 31, 2009:

	Sept. 30, 2010
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$16,000	$(893)	$15,107
Municipal bonds	72,316	870	73,186
Corporate bonds	22,117	64	22,181
Total	$110,433	$41	$110,474

	Dec. 31, 2009
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Student loan auction rate securities	$24,400	$(2,030)	$22,370
Municipal bonds	48,108	427	48,535
Corporate bonds	9,849	56	9,905
Total	$82,357	$(1,547)	$80,810

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

     In February, 2008, we started to experience difficulty in selling our investments in auction rate securities (“ARS”) due to multiple failures of the auction mechanism that provided liquidity to these investments. All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested has failed to make an interest payment when due. Our ARS will continue to be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). During the current period, $8,400 of ARS were redeemed at par by the issuer. As we maintain a strong liquidity position, we have no intent to sell the securities. We believe that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

     As of September 30, 2010, we recorded a cumulative adjustment to reduce the fair value of our investment in ARS of $893, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

11. Fair Value Measurement

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

     Level 1 - quoted prices in active markets for identical assets or liabilities;
     Level 2 - quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
     Level 3 - unobservable inputs, such as discounted cash flow models or valuations

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of September 30, 2010 and December 31, 2009, respectively, was as follows:

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	September 30,
	Markets (Level 1)	(Level 2)	(Level 3)	2010
Municipal bonds	$-	$73,186	$-	$73,186
Auction rate securities	-	-	15,107	15,107
Corporate bonds	-	22,181	-	22,181
Other	-	629	-	629
Total	$-	$95,996	$15,107	$111,103

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	December 31,
	Markets (Level 1)	(Level 2)	(Level 3)	2009
Municipal bonds	$-	$48,535	$-	$48,535
Auction rate securities	-	-	22,370	22,370
Corporate bonds	-	9,905	-	9,905
Other	-	77	-	77
Total	$-	$58,517	$22,370	$80,887

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

     We have classified our investment in ARS within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The fair value of the ARS, as consistent with prior periods, was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets. During the current period, $8,400 of ARS were redeemed by the issuer at par value.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

     The table below includes a roll forward of our Level 3 assets (ARS) from January 1, 2010 to September 30, 2010 and January 1, 2009 to September 30, 2009, respectively.

	Significant		Significant
	Unobservable		Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
Fair value January 1, 2010	$22,370	Fair value January 1, 2009	$22,299
Purchases	-	Purchases	-
Redemptions/Proceeds	(8,400)	Redemptions/Proceeds	-
Transfers in	-	Transfers in	-
Realized gain	-	Realized gain	-
Unrealized gain	1,137	Unrealized gain	579
Fair value Sept. 30, 2010	$15,107	Fair value Sept. 30, 2009	$22,878

12. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following:

	Sept. 30,	Dec. 31,
	2010	2009
Accrued pay-per-view event costs	$3,257	$3,995
Accrued payroll and bonus related costs	6,336	11,499
Accrued legal and professional fees	2,184	3,462
Accrued home video production and distribution	3,078	4,765
Accrued other	10,235	11,443
Total	$25,090	$35,164

Accrued other includes accruals for our publishing, television, and licensing business activities, none of which exceeds 5% of current liabilities.

13. Concentration of Credit Risk

     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, including television, pay-per-view and home video distributors. The Company closely monitors the status of receivables with our customers and maintains allowances for anticipated losses as deemed appropriate. Our total allowance for doubtful accounts balance totaled $11,592 as of September 30, 2010 and $11,926 as of December 31, 2009, of which $8,200 and $7,407, respectively related to a receivable from a previous distribution partner.

14. Film and Television Production Incentives

     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Tax credits earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the tax credits. During 2010 we received $3,020 of incentives relating to feature film productions and $4,202 relating to qualifying capital projects which reduced the related assets. We also received $6,124 of incentives relating to television and other productions which were recorded as an offset to the related production expenses.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

15. Income Taxes

     At September 30, 2010, we have $9,601 of unrecognized tax benefits, which if recognized, would affect our effective tax rate.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $2,172 of accrued interest and penalties related to uncertain tax positions as of September 30, 2010.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2006.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $578 within 12 months of September 30, 2010.

16. Commitments and Contingencies

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

17. Comprehensive Income

     The following table presents the comprehensive income for the current and prior year:

	Nine months ended
	Sept. 30,	Sept. 30,
	2010	2009
Net income	$45,325	$39,135
Translation adjustment	91	920
Unrealized holding gain, net of tax	1,019	807
Reclassification adjustment for gains realized in net income,
net of tax	(34)	(565)
Total comprehensive income	$46,401	$40,297

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
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment featuring our Superstars. Our first six productions were distributed by distribution partners. Beginning with Legendary, which was released in September 2010, we are distributing filmed entertainment productions independently.

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009
(Dollars in millions, except as noted)

Summary

	Sept. 30,	Sept. 30,	better
Net Revenues	2010	2009	(worse)
Live and Televised Entertainment	$73.8	$77.9	(5%	)
Consumer Products	21.4	23.0	(7%	)
Digital Media	6.8	7.4	(8%	)
WWE Studios	7.6	3.0	153%
Total	$109.6	$111.3	(2%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues	2010	2009	(worse)
Live and Televised Entertainment	$41.4	$44.3	7%
Consumer Products	9.6	10.4	8%
Digital Media	2.5	4.2	40%
WWE Studios	8.2	1.2	(583%	)
Total	$61.7	$60.1	(3%	)
Profit contribution margin	44%	46%

	Sept. 30,	Sept. 30,	better
Operating Income	2010	2009	(worse)
Live and Televised Entertainment	$27.5	$29.3	(6%	)
Consumer Products	10.4	11.3	(8%	)
Digital Media	1.9	0.8	138%
WWE Studios	(1.2)	1.3	(192%	)
Corporate	(18.3)	(28.2)	35%
Total operating income	$20.3	$14.5	40%
Net income	$14.3	$8.9	61%

     The comparability of our results are impacted by two significant items. First, as previously disclosed, our WWE Studios’ business changed to a self-distribution model with the release of Legendary in the current quarter – under this model, we recognize revenues and expenses for our films on a gross basis upon release. Previous releases were distributed by third-party distribution partners and we participated in revenues upon their recoupment of distribution expenses and fees – as a result, the revenue and related expenses were recorded on a net basis after the distributor’s recoupment, which occurred in periods subsequent to the initial release. The current quarter includes $3.8 million of revenue and $5.4 million of cost of revenue relating to Legendary. The cost of revenue includes $1.8 million of amortization of production costs.

     Comparability is also impacted by film and television production incentives received relating to qualified production activities. Operating income was positively impacted by the realization of tax credits of $6.1 million in the current quarter as compared to $2.5 million in the prior year quarter. The incentives are recorded as an offset to the related production activity; accordingly, we reduced cost of revenues by $4.0 million and $1.4 million in the current and prior year quarter, respectively and selling, general and administrative expenses by $2.1 million and $1.1 million in the current and prior year quarter, respectively.

     Our current year results continue to be adversely impacted by the softness in the overall economic environment. We believe certain of our key metrics, including live event attendance and pay-per-view buys, were impacted by the absence of several prominent members of our talent roster.

     Please see the following discussion for additional details relating to the performance of each of our business segments.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	Sept. 30,	Sept. 30,	better
Live and Televised Entertainment Revenues	2010	2009	(worse)
Live events	$22.8	$27.2	(16%	)
Number of North American events	62	77	(19%	)
Average North American attendance	5,200	5,800	(10%	)
Average North American ticket price (dollars)	$41.07	$36.26	13%
Number of international events	16	17	(6%	)
Average international attendance	6,700	9,100	(26%	)
Average international ticket price (dollars)	$86.07	$65.59	31%

Venue merchandise	$3.9	$4.3	(9%	)
Domestic per capita spending (dollars)	$9.44	$8.71	8%

Pay-per-view	$13.6	$14.5	(6%	)
Number of pay-per-view events	3	3	-

Number of buys from pay-per-view events	735,000	836,000	(12%	)

Average revenue per buy (dollars)	$17.76	$16.84	5%
Domestic retail price other events (dollars)	$44.95	$39.95	13%

Television rights fees
Domestic	$19.8	$18.4	8%
International	$11.3	$9.9	14%

Television advertising	$1.6	$2.4	(33%	)

WWE Classics On Demand	$1.0	$1.2	(17%	)
Other	$(0.2)	-	N/A
Total live and televised entertainment	$73.8	$77.9	(5%	)

Ratings
Average weekly household ratings for Raw	3.4	3.8	(11%	)
Average weekly household ratings for SmackDown	1.9	2.0	(5%	)
Average weekly household ratings for WWE NXT/ECW	1.0	1.3	(23%	)
Average weekly household ratings for WWE Superstars	1.1	1.3	(15%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Live and Televised Entertainment	2010	2009	(worse)
Live events	$17.7	$19.5	9%
Venue merchandise	2.1	2.3	9%
Pay per view	5.6	6.1	8%
Television	14.8	16.1	8%
Advertising	0.2	0.4	50%
WWE Classics on Demand	0.3	0.2	(50%	)
Other	0.7	(0.3)	(333%	)
Total	$41.4	$44.3	7%
Profit contribution margin	44%	43%

     Live events revenues decreased primarily as a result of having 15 fewer domestic events in the current quarter as compared to the prior year. The decrease in the number of events was primarily due to touring logistics and our television production schedule. The quarter-over-quarter decline also reflected a 10% decrease in average attendance at our North American live events to approximately 5,200 from 5,800, partially offset by a 13% increase in North American average ticket prices to $41.07. Average attendance at our international events was approximately 6,700 in the current quarter as compared to 9,100 in the prior year; the decrease in average attendance was due in part to the challenges related to our talent transition and the overall economic environment. The average ticket price for international events was $86.07 in the current quarter as compared to $65.59 in the prior year, partially as a result of benefits in exchange rates. The total profit contribution margin for live events was 22% as compared to 28% in the prior year quarter. The decrease in the profit margin was due to the fixed nature of certain event related costs, including travel costs, which did not decrease with the corresponding reduction in revenue.

     Venue merchandise revenues decreased 9% from the prior year quarter primarily due to the impact of 15 fewer domestic events in the current quarter as compared to the prior year, partially offset by an 8% increase in per capita merchandise spending by our fans at North American events. The profit contribution margin decreased from 47% to 46% in the current quarter due to increased talent participation costs based on the mix of products sold at the venues.

     Pay-per-view revenues decreased $0.9 million in the current quarter, which reflects a 12% decline in total buys partially offset by increased revenue per buy as a result of a domestic price increase starting in January. There was also an increase in the percentage of higher priced domestic buys vs. international buys recorded in the quarter. There were three pay-per-view events in both the current and prior year quarters. Pay-per-view profit contribution margin increased from 58% to 59% in the current quarter due to lower advertising and promotion costs.

     Television rights fees revenues increased 10% in the current quarter, which reflects contractual increases in both domestic and international markets and additional commercial production activities. Television cost of revenues decreased from the prior year quarter, primarily as a result of the benefit of $2.5 million of production incentives. This benefit was partially offset by increased costs associated with commercial production related activities. The profit contribution margin increased from 43% to 52% in the current quarter primarily as a result of the production incentives recorded in the current quarter.

     WWE Classics On Demand, our subscription based video-on-demand service, reflected a 17% decrease in revenues in the current quarter based on a 21% decline in average monthly domestic subscribers.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	Sept. 30,	Sept. 30,	better
Consumer Products Revenues	2010	2009	(worse)
Licensing	$10.8	$7.9	37%
Magazine publishing	$2.6	$3.4	(24%	)
Net units sold	529,500	987,700	(46%	)
Home video	$7.2	$11.2	(36%	)
Gross units shipped	863,970	846,573	2%
Other	$0.8	$0.5	60%
Total	$21.4	$23.0	(7%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Consumer Products	2010	2009	(worse)
Licensing	$2.5	$1.8	(39%	)
Magazine publishing	2.5	3.0	17%
Home video	3.8	5.3	28%
Other	0.8	0.3	(167%	)
Total	$9.6	$10.4	8%
Profit contribution margin	55%	55%

     Licensing revenues increased by 37% in the current quarter, reflecting higher royalties earned on the sales of toys and apparel of approximately $2.8 million. The increase in toy revenue was a result of additional product offerings by our new licensee Mattel combined with higher royalty rates. These revenue increases were partially offset by lower royalties earned on the sales of video games of $0.5 million as the prior year video game revenues benefited from an additional video game title, Legends of WrestleMania. Licensing profit contribution remained unchanged from the prior year quarter.

     Magazine publishing revenues declined 24% driven by a 46% decrease in the number of copies sold. The decrease in units sold reflects the overall trends in the magazine publishing business combined with our talent transition. This decrease was partially offset by increases in the average newsstand prices of WWE Magazine and WWE Kids magazine of 3% and 31%, respectively. Magazine publishing cost of revenues decreased in the current quarter as our print order decreased by approximately 17% based on of the aforementioned decrease in demand.

     Home video revenues declined by 36% in the current quarter, reflecting lower sell-through rates of our titles at retail, partially as a result of overall industry trends. Additionally, our average selling price per unit declined as a result of increased promotional activities. There were seven new releases in both the current and prior year quarters. Home Video profit contribution margin decreased from 53% to 47% in the current quarter this was primarily due to the decreased sell-through percentages. Units shipped and the associated costs remained consistent with the prior year, while revenues decreased due to lower sell through percentages.

     The following chart provides performance results and key drivers for our Digital Media segment:

	Sept. 30,	Sept. 30,	better
Digital Media Revenues	2010	2009	(worse)
WWE.com	$4.0	$4.5	(11%	)
WWEShop	2.8	2.9	(3%	)
Average revenues per order (dollars)	$46.04	$50.46	(9%	)
Total	$6.8	$7.4	(8%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Digital Media	2010	2009	(worse)
WWE.com	$0.3	$2.0	85%
WWEShop	2.2	2.2	-
Total	$2.5	$4.2	40%
Profit contribution margin	63%	43%

     WWE.com revenues decreased primarily due to declines in advertising sold on our website and wireless revenue. The decline in advertising revenue reflects the downturn in the general economic environment and continued difficulties monetizing our website. The decline in wireless revenue was driven by the expiration of a key content agreement that was not renewed. These declines were partially offset by increased revenue received from third-parties that stream our content on-line. The decrease in WWE.com cost of revenues reflects a $1.3 million increase in the benefit of production tax incentives. The remaining decrease in costs is primarily due to the reduced revenue.

     WWEShop revenue was essentially unchanged from the prior year quarter, as a 7% increase in the number of orders processed in the current quarter was offset by a 9% decrease in average amount spent by customers per order. WWEShop cost of revenues was unchanged from the prior year quarter.

WWE Studios

     The following chart provides results for the WWE Studios segment:

	Sept. 30,	Sept. 30,	better
WWE Studios Revenues	2010	2009	(worse)
Licensed films	$3.8	$3.0	27%
Self-distributed films	3.8	-	N/A
Total	$7.6	$3.0	153%

	Sept. 30,	Sept. 30,	better
Cost of Revenues - WWE Studios	2010	2009	(worse)
Licensed films	$2.8	$1.2	(133% )
Self-distributed films	5.4	-	N/A
Total	$8.2	$1.2	(583% )
Profit contribution margin	(8% )	60%

     WWE Studios has released four feature films: See No Evil, The Marine, The Condemned, and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2, by utilizing distribution partners (“Licensed films”.) Under this model we participated in revenues generated from the distribution of the films through all media after the print, advertising and distribution costs incurred by our distribution partners have been recouped and the results have been reported to us typically in periods subsequent to the initial release. We recorded $3.8 million of revenue relating to our Licensed films this quarter as compared to $3.0 million in the prior year quarter. The increase is primarily driven by results of 12 Rounds. The Licensed films cost of revenues reflects the amortization of production costs for these films.

     In the current year, our WWE Studios’ business changed to a self-distribution model with the release of Legendary in the current quarter – under this model we recognize revenues and expenses for our films on a gross basis upon release. The current quarter includes $3.8 million of revenue and $5.4 million of cost of revenue relating to Legendary. The cost of revenue includes $1.8 million of amortization of production costs and $3.6 million of distribution expenses.

     Feature film production assets comprise $57.3 million on our balance sheet as of September 30, 2010. The recoverability of these assets is subject to the revenue generated by a specific film which is impacted by general economic conditions, the demand for our content by audiences and the economic impact of changes in content distribution channels.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	Sept. 30,	Sept. 30,	Better
	2010	2009	(worse)
Staff related	$12.5	$17.9	30%
Legal, accounting and other professional	2.9	4.1	29%
Stock compensation costs	1.5	2.6	42%
Advertising and promotion	0.7	0.5	(40% )
Bad debt	0.6	1.3	54%
All other	6.1	6.7	9%
Total SG&A	$24.3	$33.1	27%
SG&A as a percentage of net revenues	22%	30%

     Staff related costs decreased in the current quarter based on a $4.1 million decrease in bonus expense compared to the prior year. In the current year the bonus payout reflects payout at less than targeted performance levels. The prior year bonus expense reflected a payout at higher than targeted performance levels. Stock compensation costs were also impacted by a lower expected payout of performance shares granted for the 2010 PSU grant as compared to the prior grant due to the Company’s expected performance relative to targeted levels.

	Sept. 30,	Sept. 30,	Better
	2010	2009	(worse)
Depreciation and amortization	$3.2	$3.6	11%

Investment income, net	$0.5	$0.7	(29% )

The decline in investment income reflects lower interest rates, lower investment balances and lower realized gains from investment sales in the current quarter.

Other income, net	$0.9	$0.2	350%

     Other income, net includes realized foreign exchange gains and losses and the revaluation of warrants held by certain licensees. In the current quarter the Company recorded a $0.3 million gain relating to the revaluation of our warrants compared to a $0.1 million loss in the prior year quarter.

	Sept. 30,	Sept. 30,
	2010	2009
Provision for income taxes	$7.3	$6.3	(16%	)
Effective tax rate	34%	42%

     The current quarter effective tax rate was positively impacted by a $0.7 million increase in the IRC Section 199 deduction on qualified production activity income. The increased deduction in the current year was primarily due to the higher allowable deduction percentage as a result of the completion of the IRS phase-in period relating to the Section 199 deduction. The current quarter also reflects a $0.5 million benefit from recognition of previously unrecognized tax benefits, primarily as a result of the statute of limitations expiring in jurisdictions in which the Company had taken uncertain tax positions. Lastly, the prior year rate was negatively impacted by a $0.5 million adjustment relating to differences between our tax return and our estimated tax provision, partially as the result of an audit examination.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
(Dollars in millions, except as noted)

Summary

	Sept. 30,	Sept. 30,	better
Net Revenues	2010	2009	(worse)
Live and Televised Entertainment	$249.5	$251.2	(1%	)
Consumer Products	75.4	77.0	(2%	)
Digital Media	18.6	22.2	(16%	)
WWE Studios	11.6	7.5	55%
Total	$355.1	$357.9	(1%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues	2010	2009	(worse)
Live and Televised Entertainment	$146.2	$144.9	(1%	)
Consumer Products	32.0	30.7	(4%	)
Digital Media	9.6	13.0	26%
WWE Studios	10.7	3.7	(189%	)
Total	$198.5	$192.3	(3%	)
Profit contribution margin	44%	46%

	Sept. 30,	Sept. 30,	better
Operating Income	2010	2009	(worse)
Live and Televised Entertainment	$92.0	$93.3	(1%	)
Consumer Products	39.2	42.1	(7%	)
Digital Media	3.0	3.3	(9%	)
WWE Studios	(0.7)	2.6	(127%	)
Corporate	(65.7)	(82.0)	20%
Total operating income	$67.8	$59.3	14%
Net income	$45.3	$39.1

     The comparability of our results are impacted by two significant items. First, comparability is impacted by film and television production incentives received relating to qualified production activities and an infrastructure project; as a result, operating income was positively impacted by $7.8 million in the current year as compared to $2.5 million in the prior year. The infrastructure incentive was recorded as a reduction to the related assets, however as the credit related to assets placed in service in prior years, a $1.7 million benefit was recorded in the current year as a reduction to depreciation for previously recognized expense associated with the reduction of the related asset cost.

     The production incentives were recorded as an offset to the related production activity; accordingly, we reduced cost of revenues by $4.0 million and $1.4 million in the current and prior year, respectively and selling, general and administrative expenses by $2.1 million and $1.1 million in the current and prior year quarter, respectively.

     Second, as previously discussed, our WWE Studios’ business changed to a self-distribution model with the release of Legendary in the current quarter – under this model we recognize revenues and expenses for our films on a gross basis upon release. Previous releases were distributed by distribution partners and we participated in revenues upon their recoupment of distribution expenses and fees – as a result, the revenue and related expenses were recorded on a net basis after the distributor’s recoupment, which typically occurred in periods subsequent to the film’s initial release. The current year includes $3.8 million of revenue and $5.4 million of cost of revenue relating to Legendary. The cost of revenue includes $1.8 million of amortization of production costs and $3.6 million of distribution related expenses.

     Our current year results continue to be adversely impacted by the continued softness in the overall economic environment. We believe certain key metrics, including live event attendance and pay-per-view buys, were impacted by the absence of several prominent members of our talent roster.

     Operating income increased by 14%, reflecting the benefit of the aforementioned production incentives and decreased selling, general and administrative costs, primarily driven by reduced staff related expenses and professional fees.

     Please see the following discussion for additional details relating to the performance of each of our business segments.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	Sept. 30,	Sept. 30,	better
Live and Televised Entertainment Revenues	2010	2009	(worse)
Live events	$78.0	$79.6	(2%	)
Number of North American events	195	211	(8%	)
Average North American attendance	6,400	6,500	(2%	)
Average North American ticket price (dollars)	$39.50	$38.23	3%
Number of international events	48	48	-
Average international attendance	7,900	8,500	(7%	)
Average international ticket price (dollars)	$66.69	$63.93	4%

Venue merchandise	$14.7	$15.2	(3%	)
Domestic per capita spending (dollars)	$9.94	$9.76	2%

Pay-per-view	$56.4	$63.7	(11%	)
Number of pay-per-view events	9	10	(10%	)

Number of buys from pay-per-view events	2,847,300	3,473,200	(18%	)

Average revenue per buy (dollars)	$18.78	$17.82	5%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	-
Domestic retail price other events (dollars)	$44.95	$39.95	13%

Television rights fees
Domestic	$57.8	$52.5	10%
International	$33.5	$29.0	16%

Television advertising	$4.5	$5.5	(18%	)

WWE Classics on Demand	$3.5	$4.2	(17%	)
Other	$1.1	$1.5	(27%	)
Total live and televised entertainment	$249.5	$251.2	(1%	)

Ratings
Average weekly household ratings for Raw	3.5	3.3	6%
Average weekly household ratings for SmackDown	1.9	2.0	(5%	)
Average weekly household ratings for WWE NXT/ECW	1.0	1.3	(23%	)
Average weekly household ratings for WWE Superstars	1.2	1.4	(14%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Live and Televised Entertainment	2010	2009	(worse)
Live events	$56.1	$53.9	(4%	)
Venue merchandise	8.4	8.7	3%
Pay-per-view	25.0	26.6	6%
Television	49.7	50.8	2%
Advertising	0.9	0.6	(50%	)
WWE Classics on Demand	0.9	1.0	10%
Other	5.2	3.3	(58%	)
Total	$146.2	$144.9	(1%	)
Profit contribution margin	41%	42%

     Live events revenues decreased primarily as a result of our performance of 16 fewer North American events in the current period as compared to the prior year. The decrease in the number of events was driven by touring logistics. International average attendance decreased from 8,500 to 7,900; this decrease was more than offset by increased ticket prices, which were also positively impacted by exchange rates. The overall profit contribution margin was 28% in the current period as compared to 32% in the prior year. The current period profit contribution margin was adversely impacted by approximately $1.0 million in costs related to the Icelandic volcano. In the prior year period, four of the international events performed were recorded as buy-out deals. Subsequently, it was determined that these events should have been recorded on a gross basis instead of a net basis. Had these deals been recorded on a gross basis, revenues and expenses would have each increased by approximately $1.3 million, with no change to profit. See Note 1 to the unaudited Consolidated Financial Statements.

     Venue merchandise revenues decreased primarily from having 16 fewer North American events in the current period as compared to the prior year. This decline was partially offset by a 2% increase in per capita spending by our fans. The overall profit contribution margin was 43% in both the current and prior year period as increased talent participation rates were offset by decreased material costs, both of which were driven by the mix of product sold at venues.

     Pay-per-view revenues reflect an 18% decline in total buys, partially as a result of the production of one fewer event in the current year period. We have experienced decreased buys for our pay-per-view events compared to the prior year. We believe this is due to challenges presented by transition within our talent roster and general softness in the economy. We recorded approximately 0.9 million buys for WrestleMania XXVI in the current period as compared to approximately 1.0 million buys for WrestleMania XXV in the prior year period. The profit contribution margin for pay-per-view decreased to 56% in the current period from 58% in the prior year. The decline in profit contribution margin was driven by increases in production costs in the current period and increases in talent costs relative to revenue as a result of the mix of talent appearing in our events in the current year.

     The increase in television rights fees reflects contractual increases both domestically and in international territories as well as the addition of our domestic show WWE Superstars on WGN which began airing in the second quarter of the prior year. Television right fees profit contribution margin increased from 38% to 46% in the current period as $2.5 million of production incentives and revenue increases more than offset the added costs of four additional television event productions.

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

     WWE Classics On Demand generated 17% lower revenues in the current period reflecting an 18% decline in average monthly domestic subscribers.

     The following chart reflects comparative revenues and certain drivers for selected businesses within our Consumer Products segment:

	Sept. 30,	Sept. 30,	better
Consumer Products Revenues	2010	2009	(worse)
Licensing	$39.4	$36.7	7%
Magazine publishing	$7.9	$9.9	(20%	)
Net units sold	2,271,400	2,988,300	(24%	)
Home video	$26.3	$29.0	(9%	)
Gross units shipped	2,796,832	2,591,683	8%
Other	$1.8	$1.4	29%
Total	$75.4	$77.0	(2%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Consumer Products	2010	2009	(worse)
Licensing	$10.2	$8.9	(15%	)
Magazine publishing	7.8	8.1	4%
Home video	12.5	12.7	2%
Other	1.5	1.0	(50%	)
Total	$32.0	$30.7	(4%	)
Profit contribution margin	58%	60%

     Licensing revenues increased by 7% in the current period as a $5.3 million increase in our toy category, driven by our transition to Mattel and the related increase in product offerings, was partially offset by a decline in the royalties earned on sales of video games. In the current year there was a $3.0 million decrease in video game royalties compared to the prior year because we did not have a corresponding release to Legends of WrestleMania, which was released in the prior year period. The licensing profit contribution margin remained essentially unchanged from the prior year.

     Magazine publishing revenue decreased by 20% in the current period primarily driven by a 24% decrease in the number of copies sold. The decrease in units sold is a result of overall trends in the magazine publishing business combined with our talent transition. We published nine issues of WWE Magazine and eight issues of WWE Kids Magazine in both the current and prior year period. We also published four special issues in both the current and prior year period. Magazine publishing cost of revenues decreased slightly as a result of lower production levels and cost containment efforts. The profit contribution margin decreased from 18% to 1% as decreased production costs did not keep up with the revenue decline.

     Home video revenues decreased by 9% in the current period due to decreased sell-through rates of our titles at retail and a decrease in the average sales price per unit. This decrease was partially offset by an 8% increase in units shipped, reflecting the release of 20 titles in the current period as compared to 18 in the prior year period. Profit contribution margin was 52% in the current period as compared to 56% in the prior year period. The profit contribution was negatively impacted by increased distribution costs as a result of our transitioning distributors and increased fulfillment costs driven by the increase in units shipped.

     The following chart provides performance results and key drivers for our Digital Media segment:

	Sept. 30,	Sept. 30,	better
Digital Media Revenues	2010	2009	(worse)
WWE.com	$10.4	$12.9	(19%	)
WWEShop	8.2	9.3	(12%	)
Average revenues per order (dollars)	$47.98	$50.71	(5%	)
Total	$18.6	$22.2	(16%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Digital Media	2010	2009	(worse)
WWE.com	$3.5	$6.3	44%
WWEShop	6.1	6.7	9%
Total	$9.6	$13.0	26%
Profit contribution margin	48%	41%

     WWE.com revenues declined primarily due to a $1.5 million reduction in advertising sold on our website and a $1.6 million reduction in wireless revenue in the current period. The decline in advertising revenue reflects the downturn in the general economic environment and continued difficulties monetizing our website. The decline in wireless revenue was driven by the expiration of a key content agreement that was not renewed. The decrease in WWE.com cost of revenues reflects a $1.3 million benefit from production incentives and lower operational costs to support our various web based activities, partially as a result of a reallocation of marketing support.

     WWEShop revenue reflects a 5% decrease in the number of orders processed to 168,000 in the current period combined with a 5% decrease in average revenue per order. We believe this decline is due to the challenges we are encountering due to transition within our talent roster. The decrease in WWEShop profit contribution margin was driven by increased inventory write-offs, partially as a result of changes in the talent roster, and increased promotional expenses.

WWE Studios

     The following chart provides results for the WWE Studios segment:

	Sept. 30,	Sept. 30,	better
WWE Studios Revenues	2010	2009	(worse)
Licensed films	$7.8	$7.5	4%
Self-distributed films	3.8	-	N/A
Total	$11.6	$7.5	55%

	Sept. 30,	Sept. 30,	better
Cost of Revenues - WWE Studios	2010	2009	(worse)
Licensed films	$5.3	$3.7	(43% )
Self-distributed films	5.4	-	N/A
Total	$10.7	$3.7	(189% )
Profit contribution margin	8%	51%

     WWE Studios has released four feature films: See No Evil, The Marine, The Condemned, and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2 by utilizing distribution partners. Under this model we participated in revenues generated under the distribution of the films through all media after the print and advertising and distribution costs incurred by our distribution partners have been recouped and the results have been reported to us typically in periods subsequent to the initial release. We recorded $7.8 million of revenue relating to our Licensed films this year compared to $7.5 million in the prior year. The increase is primarily driven by results of 12 Rounds and continued receipts from our earlier films. The Licensed films cost of revenues reflects the amortization of production costs for these films.

     In the current year, our WWE Studios’ business changed to a self-distribution model with the release of Legendary in the current quarter – under this model we recognize revenues and expenses for our films on a gross basis upon release. The current period includes $3.8 million of revenue and $5.4 million of cost of revenue relating to Legendary. The cost of revenue includes $1.8 million of amortization of production costs and $3.6 million of distribution related expenses.

     Feature Film Production Assets comprise $57.3 million on our balance sheet as of September 30, 2010. This asset is evaluated for impairment on a quarterly basis. This evaluation includes our assessment of general economic conditions, the demand for our content by audiences and the economic impact of changes in content distribution channels.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items:

	Sept. 30,	Sept. 30,	better
	2010	2009	(worse)
Staff related	$40.1	$48.2	17%
Legal, accounting and other professional	7.7	11.4	32%
Stock compensation costs	6.5	5.7	(14% )
Advertising and promotion	2.4	2.7	11%
Bad Debt	-	3.1	-
All other	23.6	24.2	2%
Total SG&A	$80.3	$95.3	16%
SG&A as a percentage of net revenues	23%	27%

     Staff related expenses in the prior year reflect the impact of our corporate restructuring of approximately $2.2 million in severance related costs. Additionally, staff related expenses have decreased in the current year as the bonus expense reflects payout at less than targeted performance levels. The difference in bonus expectations leads to a $4.0 million decrease in staff related costs when compared to the prior year. Legal, accounting and professional fees in the current period benefited from a decrease in legal case activity. Bad debt decreased as the prior year included increased reserve balances due to specifically identified customers.

	Sept. 30,	Sept. 30,	better
	2010	2009	(worse)
Depreciation and amortization	$8.5	$11.0	23%

     The decrease reflects a $1.7 million benefit from the recognition of an infrastructure tax credit received in the current period. The credit was used to reduce the carrying value of the assets as of their in service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. The credit was received in the current period but related to assets placed in service in prior years.

Investment income, net	$1.5	$2.5	(40%	)

     The decline in investment income reflects lower interest rates, lower investment balances and lower realized gains from investment sales in the current period.

Other (expense) income, net	$(1.2)	$0.3	(500%	)

     Other (expense) income, net includes realized foreign exchange gains and losses, the revaluation of warrants held in certain licensees and certain non-income related taxes. In the current period, we recorded realized foreign exchange losses of $0.9 million as compared to gains of $1.7 million in the prior year period. This was partially offset by the fluctuation relating to the revaluation of warrants. In the current period we recorded income of $0.6 million relating to the revaluation of the warrants as compared to a loss of $0.8 million in the prior year.

	Sept. 30,	Sept. 30,
	2010	2009
Provision for income taxes	$22.6	$22.7
Effective tax rate	33%	37%

     The current period effective tax rate was positively impacted by a $2.2 million increase in the IRC Section 199 deduction on qualified production activity income. The increased deduction in the current year was primarily due to the higher allowable deduction percentage as a result of the completion of the IRS phase-in period relating to the Section 199 deduction. The current year also reflects a $1.3 million benefit from recognition of previously unrecognized tax benefits, primarily as a result of the statute of limitations expiring in jurisdictions in which the Company had taken uncertain tax positions.

Liquidity and Capital Resources

     Cash flows from operating activities for the nine months ended September 30, 2010 and September 30, 2009 were $27.9 million and $92.8 million, respectively. Of the $64.9 million decrease, approximately $40.0 million was due to film related spending. In the current period we spent approximately $35.0 million on film production related activities, compared to $1.5 million in the prior year. In the prior year period we received $6.5 million in incentives related to film production, in the current year we have not received any proceeds from film production incentives. Related to the current period productions we anticipate receiving approximately $7.7 million in future periods. By producing multiple pictures within a short time period we are able to leverage production efficiencies.

     Also driving a significant change in cash flow from operating activities was a $14.6 million increase in cash paid for taxes. In the prior year period we received a refund of $11.0 million related to an overpayment of prior year taxes. In the current period, our estimated payments are higher than the prior year due to an increase in our estimated taxable income. Additionally, bonus payouts in 2010 relating to 2009 performance were approximately $4.7 million higher than the comparable payouts in the prior year. Partially offsetting the decreases mentioned above was a $7.5 million advance received from a licensee in the current period, which was recorded as deferred income.

     The above explanations support the significant fluctuations in Prepaid expense and other current assets, Feature film production assets, Accrued expenses and other liabilities and Deferred income. In addition to the above significant changes in cash flows from operating activities, the Company’s Accounts Receivable balance decreased $11.0 million. This decrease was driven by several factors, including decreased revenues in our Home video business and the receipt of a contractual payment due from a customer that was slightly delayed at year-end.

     We receive production tax credits or refunds through various governmental programs designed to promote film and television production within the United States and international jurisdictions. We anticipate receiving approximately $14.0 to $17.0 million in production credits within the next twelve months. The timing and realizable amount of credits is impacted by our production schedule and limitations associated with monetization of the credits.

     Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of customers or distributors. Changes in the financial condition or operations of our distributors or customers may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

     Cash flows used in investing activities were $34.3 million as compared to cash flows provided by investing activities of $0.4 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. In the current period we purchased $88.3 million of short-term investment securities, including $40.0 million of government agency bonds, which were subsequently sold. Capital expenditures for the nine months ended September 30, 2010 were $9.1 million as compared to $3.6 million for the nine months ended September 30, 2009. The increase in capital expenditures is partially due to $2.0 million in technological advancements relating to our television content. Capital expenditures for the remainder of 2010 are estimated to range between $4.0 million and $6.0 million, primarily reflecting additional purchases of broadcasting equipment and building related improvements.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. In February 2008, we started to experience difficulty in selling our ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned every 35 days until the auctions succeeds, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). During the period, $8.4 million of ARS were redeemed at par value. As we maintain a strong liquidity position, our intent is not to sell the securities and we believe that it is not more likely than not that we will be required to sell until one of the aforementioned remedies occurs.

     As of September 30, 2010, we have recorded a cumulative adjustment of approximately $0.9 million to reduce the fair value of our investment in ARS, which has been reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not believe that the fair market value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans included in the collateral package by the United States Government), our intent not to sell the securities and our determination that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $59.0 million and $60.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Total dividend payments on all Class A and Class B common shares in the nine month period ended September 30, 2010 were approximately $62.6 million as compared to $61.6 million in the prior year nine month period ended September 30, 2009. Assuming the continuation of these cash dividend rates of $0.36 and $0.24 per share and the same stock ownership, the estimated amount of dividends to be paid during the remainder of 2010 is estimated to be approximately $21.0 million.

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
     Our aggregate minimum payment obligations under these contracts as of September 30, 2010, assuming the continued waiver of compensation by Mr. McMahon (except for the annual salary of $850,000, noted above), were as follows:

	Payments due by period
	($ in millions)
				After
	2010	2011 - 2012	2013 - 2014	2014	Total
Long-term debt (including interest thereon)	$0.3	$2.7	$0.4	$-	$3.4
Operating leases	0.5	3.6	2.7	3.2	10.0
Talent, employment agreements and other commitments	7.2	12.4	7.3	12.8	39.7
Total commitments	$8.0	$18.7	$10.4	$16.0	$53.1

     We believe that cash generated from operations and our existing cash and short-term investment securities will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and the payment of quarterly dividends.

Application of Critical Accounting Policies

     In the current quarter, our WWE Studios business changed to a self-distribution model.  The following was added to our financial statements for the current quarter.

     Films:

     Revenue recognition for our feature films varies depending on the method of distribution and the extent of control the Company exercises over the distribution and related expenses. We exercise significant control over self-distributed films and as a result, we record distribution revenue and related expenses on a gross basis in our financial statements. For self distributed films we record revenue from the theatrical release of the feature film at the time of exhibition based on our participation in box office receipts. Home video revenues, pay-per-view, and or video-on-demand sales are recognized for films consistent with our existing policies.

     In instances where third party distribution partners control the distribution and marketing of films (“Licensed films”) we recognize revenue on a net basis after third party studios recoup distribution fees and expenses and the results have been reported to us.  This typically occurs in periods subsequent to the initial release of the film.

     There have been no other additional changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2009 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of
	Sept. 30, 2010	Dec. 31, 2009
Pay-per-view accounts receivable	$12.3 million	$13.7 million
Feature film production assets	$57.3 million	$37.1 million
Home video reserve for returns	$5.8 million	$5.5 million
Publishing newsstand reserve for returns	$3.7 million	$4.8 million
Allowance for doubtful accounts	$11.6 million	$11.9 million
Accrued income taxes	$(1.4) million	$(0.6) million

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

Item 4. Controls and Procedures

     Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. No change in internal control over financial reporting occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: November 8, 2010	By:	/s/ George A. Barrios
George A. Barrios
Chief Financial Officer