Form 10-K
period 2010-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2011-03-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16131

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
(Do not check if a smaller reporting company)

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

      Aggregate market value of the common stock held by non-affiliates of the Registrant at March 2, 2011 using our closing price on June 30, 2010 was approximately $427,364,503.

      As of March 2, 2011, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 27,565,585, and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 46,482,591 shares. Portions of the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

       * Incorporated by reference from the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I

Item 1. Business

     WWE is an integrated media and entertainment company. We have been involved in the sports entertainment business for more than 30 years, and have developed WWE into one of the most popular brands in global entertainment today. We develop unique and creative content centered around our talent and present it at our live and televised events. At the heart of our success are the athletic and entertainment skills and appeal of our WWE Superstars and our consistently innovative and multi-faceted storylines across our brands. Anchored by these brands, we are able to leverage our content and talent across virtually all media outlets. Our live and televised events, consumer products, digital media and feature film outlets provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.

     “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. The initials “WWE” and our stylized and highly distinctive scratch logo are two of our trademarks. This report also contains other WWE trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Our operations are centered around the following four business segments:

Live and Televised Entertainment
  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of television advertising and sponsorships, and fees for viewing our pay-per-view and video on demand programming.
Consumer Products
  Revenues consist principally of the sales of WWE produced home videos and magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and books.
Digital Media
  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment.
Live and Televised Entertainment

(represents 69%, 70% and 63% of our net revenues in 2010, 2009 and 2008, respectively)

Live Events

     Our three brands, “Monday Night RAW”, “Friday Night SmackDown”, and “WWE NXT”, allow us to perform in numerous domestic markets and take advantage of the strong international demand for our events. Live events and television programming are our principal creative content and production activities. Our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, and culminate in our monthly pay-per-view events.

     In 2010, we produced 253 live events throughout North America, entertaining over one million fans at an average ticket price of $39.46. We hold many of our live events at major arenas across the country. In addition to providing the content for our television and pay-per-view programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

     In 2010, we produced 74 live events internationally, reaching approximately 600,000 fans at an average ticket price of $66.47. These events were spread over several international tours throughout Europe, Latin America and Australia.

     Live events net revenues were $104.6 million, $108.8 million and $105.7 million, representing 22%, 23% and 20% of total net revenues in 2010, 2009 and 2008, respectively.

Venue Merchandise

     Our venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products, such as T-shirts, caps and many other novelty items, all of which feature our Superstars, Divas and/or logos. These items are offered for sale at our live events.

     Venue merchandise net revenues were $18.4 million, $19.8 million and $18.5 million, representing 4% of total net revenues in each of 2010, 2009 and 2008.

Television Programming

     Relying on our in-house production capabilities, we produce seven hours of original weekly programming, 52 weeks per year. This programming is distributed domestically, internationally and via WWE.com. Our domestic programs are: “Monday Night RAW” on USA Network, Telemundo, mun2 and Universal HD; “A.M. RAW” on USA Network; “Friday Night SmackDown” on Syfy, mun2, and Universal HD; “WWE Superstars” on WGN America; and “WWE NXT” on WWE.com. WWE programs reach 14 million total viewers during the average week. USA Network and the Syfy Channel are owned by NBC Universal.

     “Monday Night RAW” is a two-hour primetime program that is broadcast live on USA Network. It is among the most watched regularly scheduled programs on primetime cable television and anchors USA, helping make it a top-rated network. RAW also airs in replays on Telemundo, mun2 and Universal HD.

     The two-hour “Friday Night SmackDown” airs on Syfy in primetime on Fridays. SmackDown also airs in replays on mun2 and Universal HD. SmackDown is Syfy’s most watched, regularly scheduled program.

     “WWE Superstars” remains one of the most watched programs on WGN America among households, total viewers and most key demographics.

     “WWE NXT” transitioned to WWE.com domestically on October 5, 2010. Since the launch of the microsite, “WWE NXT” videos have generated more than 3.0 million streams.

     Each year, more than 7,500 hours of WWE’s television programming can be seen in more than 145 countries and 30 languages around the world. Our broadcast partners include: BSkyB in the UK; Ten Sports in India, and J SPORTS in Japan, among many others.

     The Company has announced that it is exploring the formation of a WWE television network as an additional vehicle to distribute our programming content.

     Television rights fee net revenues were $127.0 million, $111.9 million and $100.7 million, representing 27%, 24% and 19% of total net revenues in 2010, 2009 and 2008, respectively.

Advertising

     We provide sponsorships in the US domestic market and Canada to meet the needs of our advertisers. Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage, on-air announcements and pay-per-view sponsorship. Prior to December 2010, we also sold advertising on our programs in Canada. Starting in December 2010, these sales are now provided by a licensee.

     Advertising and sponsorship net revenues were $5.9 million, $7.7 million and $7.4 million, representing 1%, 2% and 1% of total net revenues in 2010, 2009 and 2008, respectively.

Pay-Per-View Programming

     WWE has been the world’s pre-eminent provider of pay-per-view programming over the past 27 years. In 2010, WWE televised 13 live pay-per-view events which consistently rank among the highest selling live event programs in the industry. Consistent with industry practices, we share the revenues with cable systems and satellite providers such as DirecTV, and pay service fees to iNDEMAND and TVN. WWE’s annual crown jewel, WrestleMania, has historically achieved more than one million buys worldwide. On March 28, 2010, WWE celebrated the 26th Anniversary of WrestleMania in Phoenix, AZ before a sold-out crowd with millions watching at home. WrestleMania XXVI achieved approximately 900,000 buys and generated approximately $20.5 million in pay-per-view revenue.

     WWE produced 13 domestic pay-per-view programs in 2010 and 14 in 2009. The suggested domestic retail price for all pay-per-view events in 2010 was $44.95, with the exception of WrestleMania which had a suggested domestic retail price of $54.95.

     Our international pay-per-view partners include SKY in the United Kingdom, SKY Deutschland in Germany, SKY Perfect TV! in Japan, SKY Italia in Italy and Main Event in Australia, among many others.

     Pay-per-view net revenues were $70.2 million, $80.0 million and $91.4 million, representing 15%, 17% and 17% of total net revenues in 2010, 2009 and 2008, respectively.

WWE Classics On Demand

     WWE Classics On Demand is a Subscription Video On Demand (SVOD) service that offers highly-rated and best-selling classic television shows, pay-per-view events, specials and original programming for a monthly subscription fee. Most of this material is drawn from WWE's 100,000 hour video library and includes other leading wrestling brands. WWE owns and controls the content from the vast libraries of such promotions as WCW, ECW and AWA. WWE Classics on Demand subscribers have access to approximately 40 hours of content each month.

     WWE Classics On Demand is currently distributed with 18 of the top 20 cable operators in the United States, making WWE Classics on Demand available to approximately 80 percent of video-on-demand enabled subscribers. Major North American distributors currently include: Comcast Communications, Cox Communications, Charter Communications, Cablevision, Mediacom, and Verizon Communications, among others.

     WWE Classics On Demand net revenues were $4.6 million in 2010, $5.4 million in 2009 and $6.3 million in 2008, representing 1% of total net revenues in each of 2010, 2009 and 2008.

Consumer Products

(represents 20%, 21% and 26% of our net revenues in 2010, 2009 and 2008, respectively)

Licensing

     We have established a worldwide licensing program using our marks and logos, copyrighted works and characters on a large variety of retail products, including toys, video games, apparel and books. Currently, we have relationships with more than 200 licensees worldwide that provide products for sale at major retailers. To maintain the distinctive style and quality of our intellectual property and brand, we retain creative approval over the design, packaging, advertising and promotional materials associated with these products.

     Videogames and toys represent important components of our licensing program. Beginning on January 1, 2010, we are under a new multi-year video game license with THQ and a new comprehensive, multi-year licensing agreement with Mattel, Inc. as our new master toy licensee, covering all global territories.

     We have publishing licensing agreements with Simon & Schuster, Dorling Kindersley, Penguin Books, Pedigree, and Titan, which allow us to publish original content in a variety of genres and formats, including fiction, histories, how-to, comics, and biographies and autobiographies. During 2010, we published five new books and eight comic book issues, including the autobiography of Golddust (Dustin Rhodes), a history of the WWE Championship, and a collection of road stories.

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

     WWE programming and WWE.com have music woven in from up-and-coming artists, thus maintaining our commitment to developing artists and providing a platform for awareness to an audience to which they might not be exposed through traditional record company marketing.

     Licensing net revenues, including music, were $51.7 million, $44.7 million and $60.5 million, representing 11%, 9% and 11% of total net revenues in 2010, 2009 and 2008, respectively.

Home Video

     In 2010, we released 29 new home video productions and shipped approximately 3.7 million DVD and Blu-ray units, including catalog titles released in prior years. Vivendi Entertainment is our domestic home video distributor. Outside the United States, our new releases and catalog titles are distributed through licensees around the world.

     Home video net revenues were $32.1 million, $39.4 million and $58.5 million, representing 7%, 8% and 11% of total net revenues in 2010, 2009 and 2008, respectively.

Magazine Publishing

     The magazine division of WWE consists of WWE Magazine and WWE Kids magazine and several special issues throughout the year.

     The flagship title, WWE Magazine, is a global men’s lifestyle publication with native language editions in Spain, Mexico, France, Germany, Greece and Turkey. Every issue is filled with features, photos, exclusive interviews and access that fans will not see on television. In the US, WWE Magazine reaches more than 5.3 million readers every month.

     Our WWE Kids magazine was launched in April 2008 and published ten issues in 2010. WWE Kids also has licensed editions in the UK, Germany, France, Mexico and Turkey.

     Magazine publishing net revenues were $11.0 million, $13.5 million and $15.4 million, representing 2%, 3% and 3% of total net revenues in 2010, 2009 and 2008, respectively.

Digital Media

(represents 6%, 7% and 7% of our net revenues in 2010, 2009 and 2008, respectively)

WWE.com

     WWE utilizes the Internet to promote our brands, create a community experience among our fans, market and distribute our online and mobile products and sell online advertising. Our primary website, WWE.com, attracted an average of 12.9 million monthly unique visitors worldwide during 2010. These visitors viewed an average of more than 375 million pages and approximately 27.4 million video streams per month. WWE wallpapers, ringtones, voicetones and videos are available through our mobile partnerships.

     WWE currently has location based websites spanning 16 countries worldwide where fans can experience WWE in their own language with a concentration on events and shows in their region. Some of the worldwide countries include China, France, Germany, India, Japan, Poland, Portugal, Spain and Turkey. Local sales agencies are selling ad inventory on wwe.com in over 33 countries.

     WWE currently streams its video content on Hulu.com, YouTube.com, TV.com, and other select video portals. The wide range of content includes full length episodes of “Friday Night SmackDown”, “WWE NXT” and “WWE Superstars”. WWE also offers short-form clips of “Monday Night RAW”, “Friday Night SmackDown” and classic content.

     WWE.com net revenues were $14.9 million, $16.8 million and $16.3 million, representing 3%, 4% and 3% of total net revenues in 2010, 2009 and 2008, respectively.

WWEShop

     WWEShop is our e-commerce storefront. WWEShop processed over 290,000 orders during 2010 as compared to 300,000 in 2009.

     WWEShop net revenues were $14.0 million, $16.0 million and $18.5 million, representing 3%, 3% and 4% of total net revenues in 2010, 2009 and 2008, respectively.

WWE Studios

(represents 4%, 2% and 5% of our net revenues in 2010, 2009 and 2008, respectively)

     Established in 2002, WWE Studios creates a diversified mix of filmed entertainment including theatrical releases and direct-to-DVD films. Upcoming releases will feature a wide range of genres including family-friendly comedies, dramas and thrillers. In addition, television movies, scripted television series, unscripted television series, animation, and other projects are potential areas for development.

     WWE Studios has released four feature films: See No Evil, The Marine, The Condemned, and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2, by utilizing third-party distribution partners (“Licensed films”).

     In the current year, WWE Studios’ began self-distributing our films, starting with the releases of Legendary and Knucklehead. Legendary, starring Patricia Clarkson, Danny Glover and WWE Superstar John Cena, was released in September 2010. Knucklehead, starring Mark Feuerstein, Melora Hardin, WWE Superstar Big Show and Dennis Farina was released in October 2010.

     WWE Studios remains committed to providing global audiences family-friendly filmed entertainment which leverages the WWE brand. Upcoming films will feature well-known actors and actresses in lead roles supported by WWE Superstars. WWE is slated to produce and release an additional seven films through 2012.

     Films currently scheduled for release in 2011 include:

     The Chaperone, starring WWE Superstar Triple H, Ariel Winter, Annabeth Gish and Yeardley Smith is slated for a February 2011 release.

     That’s What I Am, starring Ed Harris, Chase Ellison, Molly Parker, WWE Superstar Randy Orton, and Amy Madigan is slated for an April 2011 release.

     Inside Out, starring Michael Rappaport, Parker Posey, WWE Superstar Triple H and Bruce Dern is scheduled for a late 2011 release date.

     WWE Studios net revenues were $19.6 million, $7.7 million and $24.5 million, representing 4%, 2% and 5% of total net revenues in 2010, 2009 and 2008, respectively.

International

     Revenues generated outside of North America were $135.3 million for 2010, $127.1 million for 2009 and $135.2 million for 2008. Revenues generated from international sources accounted for 28% of total revenues generated in 2010, 27% in 2009 and 26% in 2008. Revenues generated in the United Kingdom, our largest international market, were $33.9 million, $36.5 million and $47.3 million for 2010, 2009 and 2008, respectively.

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

     Our success is due primarily to the continuing popularity of our Superstars and Divas. We currently have approximately 140 Superstars and Divas under exclusive contracts, ranging from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training. Our Superstars and Divas are highly trained and motivated independent contractors, whose compensation is tied to the revenue that they help generate. We own the rights to substantially all of our characters and exclusively license the rights we do not own through agreements with our Superstars and Divas. We continually seek to identify, recruit and develop additional talent for our business.

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

Financial Information about Segments

     See Note 17 to Notes to Consolidated Financial Statements, which is included elsewhere in this Form 10-K, for financial information about each of our segments.

Employees

     As of February 2011 we had approximately 585 employees. This headcount excludes our Superstars, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are good. None of our employees are represented by a union.

Regulation

Live Events

     In various states in the United States and some foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. If we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events over an extended period of time or in a number of jurisdictions could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

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

Available Information

     Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website at http://corporate.wwe.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, http://www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. None of the information on any of our websites is part of this Annual Report on Form 10-K. Our Corporate Governance Guidelines, Code of Business Conduct and charters of our Audit Committee and Compensation Committee are also available on our website. A copy of any of these documents will be mailed to any stockholder without charge upon request to us at 1241 East Main Street, Stamford, CT 06902, Attn: Investor Relations Department.

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

     Our television programming is distributed by broadcast and cable networks, and our pay-per-view programming is distributed by pay-per-view providers. Because our revenues are generated, directly and indirectly, from the distribution of our televised and pay-per-view programming, any failure to maintain or renew arrangements with these distributors or the failure of the distributors to continue to provide services to us could adversely affect our operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our cable, broadcast and/or pay-per-view television by carriers located in the United States and abroad. Over the past several years we have expanded our relationship with NBC Universal, and its subsidiaries currently distribute a majority of our weekly domestic television programming.

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

     Our success depends, in large part, upon our ability to recruit, train and retain athletic performers who have the physical presence, acting ability and charisma to portray characters in our live events and televised programming. We cannot guarantee that we will be able to continue to identify, train and retain these performers in the future. Additionally, we cannot guarantee that we will be able to retain our current performers during the terms of their contracts or when their contracts expire. Our failure to attract and retain key performers or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of, any of our key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment, which could adversely affect our operating results.

     The unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or could otherwise adversely affect our operating results.

     In addition to serving as Chairman of our Board of Directors and Chief Executive Officer, Mr. McMahon leads the creative team that develops the storylines and the characters for our televised programming and live events. Mr. McMahon, from time to time, has also been an important member of our cast of performers. The loss of Mr. McMahon due to unexpected retirement, disability, death or other unexpected termination for any reason could have a material adverse effect on our ability to create popular characters and creative storylines or could otherwise adversely affect our operating results.

     A decline in general economic conditions or disruption of financial markets may, among other things, reduce the discretionary income of consumers or erode advertising markets, which could adversely affect our business.

     Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit our clients’, licensees’ and distributors’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Our television partners derive revenues from our programming by the sale of advertising, and we sell advertising directly on our website and in our magazines. Softness in the advertising markets, due to a weak economic environment or otherwise, could adversely affect our revenues or the financial viability of our distributors.

     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, increasing our exposure to bad debts and potentially impacting our results of operations.

     A substantial portion of our accounts receivable are from distributors of our pay-per-view, television, home video and magazine products. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

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

     For our live events, television and pay-per-view audiences, we face competition from professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. The manner in which audio/video content is distributed and viewed is constantly changing, and while we attempt to distribute our content across all platforms, our failure to continue to do so effectively could adversely affect our operating results. For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many of the companies with whom we compete have greater financial resources than we do.

     Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could adversely affect our operating results.

     We face uncertainties associated with international markets.

     Our production of live events overseas subjects us to the risks involved in foreign travel and local regulations, including regulations requiring us to obtain visas for our performers. In addition, these live events and the licensing of our television and consumer products in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.

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

     Because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business.

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

     We could incur substantial liabilities if pending litigation is resolved unfavorably.

     We are currently a party to civil litigation, which, if concluded adversely to our interests, could adversely affect our operating results. In the ordinary course of business we become subject to various complaints and litigation matters. The outcome of litigation is inherently difficult to assess and quantify, and the defense against such claims or actions can be costly. Any adverse judgment significantly in excess of our insurance coverage could adversely affect our financial condition or results of operations.

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

     We hold numerous live events each year, both domestically and internationally. Certain risks are inherent in large events of this type as well as the travel to and from them. Although we believe we take appropriate safety and financial precautions in connection with our events, possible difficulties could occur including air and land travel interruption or accidents, the spread of illness, injuries resulting from building problems or other equipment malfunction, violence, local labor strikes and other “force majeure” type events. These issues could result in cancelled events and other disruptions to our business as well as liability to other parties, any of which could adversely affect our financial condition or results in operation.

     We will continue to face certain risks relating to our feature film business.

     We have substantial capitalized film costs. These capitalized costs are reflected net of certain production tax incentives granted by various governmental authorities. Our ability to realize these credits may be limited by changes in the legislation governing the incentives and/or the economic environment. The inability to realize these credits would have the effect of increasing our overall production costs. Additionally, the accounting for our film business in accordance with generally accepted accounting principles entails significant judgment used to develop estimates of expected future revenues from films. If expected revenue for one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, we may be required to record an impairment charge and write down the capitalized costs of the film. Under our historic distribution model, we participate in revenue after our distribution partners recoup their costs of distribution, including print and advertising. If a film performance does not generate sufficient receipts to recoup these distribution expenses, we would be obligated to reimburse our distribution partner for any deficit. Under our current distribution model, we self-distribute and market our films. While we believe that this model will better fit our business needs, allowing us greater control in the ultimate success of our films, no assurances can be given that we will be successful in this regard.

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

     To the extent the Company’s distributions represent a return of capital for tax purposes, shareholders will recognize an increased capital gain upon a subsequent sale of the Company’s Common Stock.

     The Company believes that its aggregate dividend distributions paid in 2010 were in excess of its current and accumulated earnings and profits for that year calculated under applicable Internal Revenue Code (“IRC”) provisions. Under the IRC, distributions in excess of both the Company’s current earnings and profits and the Company’s accumulated earnings and profits will constitute a return of capital and will reduce the stockholder’s adjusted tax basis in its Common Stock. If a stockholder’s adjusted basis in its Common Stock is reduced to zero, these excess distributions would thereafter constitute a capital gain to the stockholder.

     Our dividend is significant and is affected by a number of factors, including the decision by members of the McMahon family as to whether or not to renew the dividend waiver.

     Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time, including the waiver, if any, by the McMahon family of a portion of the dividends. In February 2008, the Company increased its quarterly dividend from $0.24 to $0.36 per share. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years. Instead, they continued to receive a quarterly cash dividend of $0.24 per share. This waiver has now expired. Any new dividend waiver is subject to two things. The first is the receipt of the approval of the Internal Revenue Service, which has been obtained. The second is the agreement of members of the McMahon family. No determination has been made by the McMahon family to enter into a new waiver agreement. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past. Any reduction in our dividend payments could have a negative effect on our stock price. Over the last three calendar years, the Company’s cumulative dividend payment totaled $247.3 million and its cash from operating activities less net purchases of property plant and equipment totaled $152.2 million.

     We could face a variety of risks if we expand into new and complementary businesses.

     We have entered into new or complementary businesses in the past and may do so again in the future. Risks of expansion may include, among other risks: potential diversion of management’s attention and other resources, including available cash, from our existing businesses; unanticipated liabilities or contingencies; reduced earnings due to increased amortization, impairment charges and other costs; competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs. In this regard, the Company has announced that it is exploring the formation of a WWE television network.

     A substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale of those shares could lower our stock price.

     All of the issued and outstanding shares of Class B common stock are held by Vincent McMahon and other members of the McMahon family and trusts set up for these family members. Sales of substantial amounts of these shares, or the perception that such sales could occur, may lower the prevailing market price of our Class A common stock. If any sales or transfers of Class B common stock were to occur to persons outside of the McMahon family, the shares would automatically convert into Class A common stock.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut. We also have offices in New York and Los Angeles, and have regional international offices in London, Tokyo, Shanghai and Singapore. We own the buildings in which our executive and administrative offices, our television and music recording studios and our production operations are located. We lease space for our sales offices, WWE Studios office and other facilities.

     Our principal properties consist of the following:

		Square		Expiration Date
Facility	Location	Feet	Owned/Leased	of Lease
Executive offices	Stamford, CT	114,300	Owned	—
Production studio	Stamford, CT	39,000	Owned	—
Studio space	Stamford, CT	7,000	Leased	Various through September 2011
WWE Studios office	Los Angeles, CA	11,000	Leased	April 2020
Sales offices	Various	10,000	Leased	Various through October 2015

     All of the facilities listed above are utilized in all segments of our business, Live and Televised Entertainment, Consumer Products and Digital Media segments, with the exception of the WWE Studios office in Los Angeles, which focuses on our WWE Studios segment.

     In order to allow for future growth we have performed the initial planning for an expansion of our television production facility. However, management has elected to delay the start of any construction project.

Item 3. Legal Proceedings

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

IPO Class Action

     In December 2001, a purported class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of New York alleging violations of federal securities laws relating to our initial public offering in 1999. According to the claims, the underwriters, who were also named as defendants, allegedly engaged in manipulative practices by, among other things, pre-selling allotments of shares of our stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements to artificially inflate the Company’s stock price. The complaint further alleges that we knew or should have known of such unlawful practices. In or around March 2009, the parties agreed to a global settlement of the litigation in its entirety. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of settlement, which was granted by the court by order dated June 10, 2009. On October 6, 2009, the court granted final approval of the settlement agreement, and various objectors have filed notices to appeal this decision. The Company is a party to the settlement and is not one of the parties appealing the settlement’s approval. We are unable to predict whether these appeals will be successful, but assuming they are unsuccessful and the settlement is completed, no financial obligation has been or will be incurred by the Company.

Other Matters

     We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, the outcome of which is not expected to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

Item 4. (Removed and reserved)

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

Fiscal Year 2010

Quarter Ended	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$18.11	$18.95	$16.59	$14.90	$18.95
Low	$15.47	$12.86	$13.50	$13.24	$12.86
Class A dividends paid per share	$0.36	$0.36	$0.36	$0.36	$1.44
Class B dividends paid per share	$0.24	$0.24	$0.24	$0.24	$0.96

Fiscal Year 2009

Quarter Ended	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$12.22	$14.25	$15.25	$16.59	$16.59
Low	$8.98	$10.34	$11.93	$13.09	$8.98
Class A dividends paid per share	$0.36	$0.36	$0.36	$0.36	$1.44
Class B dividends paid per share	$0.24	$0.24	$0.24	$0.24	$0.96

     There were 9,843 holders of record of Class A common stock and six holders of record of Class B common stock on February 1, 2011. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls approximately 88% of the voting power of the issued and outstanding shares of our common stock. Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs. If any sales were to occur, the shares would automatically convert into Class A common stock.

     In February 2008, the Company increased its quarterly dividend from $0.24 to $0.36 per share. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years. Instead, they continued to receive a quarterly cash dividend of $0.24 per share. This waiver has now expired. Any new dividend waiver is subject to two things. The first is the receipt of the approval of the Internal Revenue Service, which has been obtained. The second is the agreement of members of the McMahon family. No determination has been made by the McMahon family to enter into a new waiver agreement.

     Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time, including the waiver, if any, by the McMahon family of a portion of the dividends. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past. Any reduction in our dividend payments could have a negative effect on our stock price.

CUMULATIVE TOTAL RETURN CHART

Set forth below is a line graph comparing, for the period commencing April 30, 2005 and ending December 31, 2010, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading of April 30, 2005 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ending
Index	04/30/05	04/30/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
World Wrestling Entertainment, Inc.	100.00	170.71	167.56	161.51	133.64	206.37	210.15
Russell 2000	100.00	133.47	138.68	136.51	90.39	114.94	145.81
S&P Movies & Entertainment	100.00	104.00	126.50	114.44	66.53	98.22	114.66

Equity Compensation Plan Information

     The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2010.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders :
1999 Long Term Incentive Plan
Stock options	71,966	$13.44	-
Restricted stock units	102,501	N/A	-
2007 Omnibus Incentive Plan
Performance and Restricted stock units	1,025,123	N/A	3,044,205
Equity compensation plans not approved by
security holders	N/A	N/A	N/A
Total	1,199,590		3,044,205

Item 6. Selected Financial Data

     The following table sets forth our selected financial data for the years ended December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007, the eight month transition period ended December 31, 2006 and the fiscal year ended April 30, 2006. The selected financial data as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected financial data as of December 31, 2008, December 31, 2007, December 31, 2006 and April 30, 2006 and for the year ended December 31, 2007, the eight month transition period ended December 31, 2006 and fiscal year ended April 30, 2006 have been derived from our audited consolidated financial statements, which are not included in this Annual Report. You should read the selected financial data in conjunction with our consolidated financial statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report.

Financial Highlights: (in millions)

	For the periods					For the period
	ended December 31,					ended April 30,
	2010 (1)	2009 (2) (3)	2008 (4)	2007 (4)	T 2006 (5)	2006
Net revenues	$477.7	$475.2	$526.5	$485.7	$262.9	$400.1
Operating income	$82.3	$77.1	$70.3	$68.4	$39.2	$70.5
Income from continuing operations	$53.5	$50.3	$45.4	$52.1	$31.6	$47.0
Net income	$53.5	$50.3	$45.4	$52.1	$31.6	$47.0
Earnings per share, basic	$0.72	$0.68	$0.62	$0.73	$0.45	$0.68
Earnings per share, diluted	$0.71	$0.68	$0.62	$0.72	$0.44	$0.67
Dividends paid per Class A share	$1.44	$1.44	$1.44	$0.96	$0.72	$0.72

	As of December 31,					As of April 30,
	2010	2009	2008	2007	T 2006	2006
Cash and short-term investments	$166.9	$208.2	$177.3	$266.4	$248.2	$280.9
Total assets	$415.7	$440.6	$429.4	$470.1	$453.3	$479.4
Total debt	$2.8	$3.9	$4.9	$5.8	$6.7	$7.2
Total stockholders’ equity	$316.7	$337.0	$360.0	$383.4	$385.7	$396.2

(1)	Operating income in 2010 includes the benefit of $7.9 million ($5.1 million, net of tax) related to incentives received relating to television, other productions and infrastructure spending. Please see Note 11 to the Consolidated Financial Statements.
(2)	Operating income in 2009 includes the benefit of $8.3 million ($5.3 million, net of tax) related to incentives received relating to television and other productions. Please see Note 11 to the Consolidated Financial Statements.
(3)	Operating income in 2009 includes a charge of $7.4 million ($4.7 million, net of tax) relating to an allowance recorded against a receivable due from a previous distribution partner.
(4)	Operating income includes film impairment charges of $1.9 million ($1.2 million, net of tax) in 2008 relating to See No Evil and $15.7 million ($10.7 million, net of tax) in 2007 relating to The Condemned. Please see Note 7 to the Consolidated Financial Statements.
(5)	In June 2006, WWE changed its fiscal year to a calendar basis beginning with calendar 2007. Due to the change to a calendar year end, we established an eight month transition period from May 1, 2006 through December 31, 2006. The results from this time period are referred to throughout this report as “2006 transition period”, “T 2006”, or the “transition period”.

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
Consumer Products
  Revenues consist principally of the sales of WWE produced home videos and magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and books.
Digital Media
  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment.
     We provide updated information on the key drivers of our business including live event attendance, pay-per-view buys, home video shipments, website traffic, and online merchandise sales on a monthly basis on our corporate website http://corporate.wwe.com. Such information is not incorporated herein by reference.

Results of Operations

     Year Ended December 31, 2010 compared to Year Ended December 31, 2009 (dollars in millions)

     Summary

Net Revenues	2010	2009
Live and Televised Entertainment	$331.8	$335.0
Consumer Products	97.4	99.7
Digital Media	28.9	32.8
WWE Studios	19.6	7.7
Total	$477.7	$475.2

Cost of Revenues	2010	2009
Live and Televised Entertainment	$197.4	$191.9
Consumer Products	41.7	41.5
Digital Media	16.0	18.5
WWE Studios	19.2	3.9
Total	$274.3	$255.8
Profit contribution margin	43%	46%

Operating Income	2010	2009
Live and Televised Entertainment	$119.2	$124.7
Consumer Products	50.0	52.7
Digital Media	5.0	5.8
WWE Studios	(1.8)	2.2
Corporate	(90.1)	(108.3)
Operating income	$82.3	$77.1
Income from operations	$53.5	$50.3

     The comparability of our results for the current year as compared to the prior year is impacted by our WWE Studios’ business change to a self-distribution model starting in the third quarter of the current year. Under this model, we recognize revenues and expenses for our films on a gross basis upon release. During the current year we released two films under this self-distribution model, Legendary and Knucklehead. We previously released six films that were distributed by third-party distribution partners whereby we participated in revenues upon their recoupment of distribution expenses and fees. As a result, the revenue and related expenses were recorded on a net basis after the distributor’s recoupment, which typically occurred in periods subsequent to the film’s initial release. In the current year, we recorded $8.8 million in revenue and $11.5 million in cost of revenue related to our self-distributed films. Included in the cost of revenue is $5.3 million of amortization of production costs and $6.2 million of distribution-related expenses.

     During the current year, film and television production incentives from various governmental programs were received, relating to qualified production activities and an infrastructure project. As a result, operating income was positively impacted by $7.9 million in the current year as compared to $8.3 million in the prior year. The production incentives were recorded as an offset to the related production activity; accordingly, we reduced cost of revenues by $4.0 million and $5.0 million in the current and prior year, respectively, and selling, general and administrative expenses by $2.2 million and $3.3 million in the current and prior year, respectively. The infrastructure incentive was recorded as a reduction to the related asset, however, as the credit related to assets placed in service in prior years, a $1.7 million benefit was recorded in the current year as a reduction to depreciation for previously recognized expense associated with the reduction of the related asset cost.

     Our Live and Televised Entertainment segment was impacted by declines in our live events and pay-per-view businesses, offset by higher television rights fees in both domestic and international markets. Our Consumer Products segment experienced strong growth in our licensing business primarily driven by our new master toy licensee, Mattel, offset by declines in our home video business. Digital Media revenues declined from the prior year, primarily as a result of declines in wireless and advertising revenues.

     Our current year results continue to be adversely impacted by the continued weakness in the overall economic environment. We believe certain key metrics, including live event attendance and pay-per-view buys were impacted by transitions within our talent roster.

     Revenues derived from international sources represented 28% and 27% of total net revenues in 2010 and 2009, respectively.

     Live and Televised Entertainment

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment (dollars in millions except where noted)	2010	2009
Live events	$104.6	$108.8
North America	$64.7	$67.8
International	$39.9	$41.0
Number of North American events	253	268
Total live event attendance	2,155,700	2,383,800
Average North American attendance	6,300	6,500
Average North American ticket price (dollars)	$39.46	$37.64
Number of international events	74	74
Average international attendance	7,800	8,500
Average international ticket price (dollars)	$66.47	$66.08
Venue merchandise	$18.4	$19.8
Domestic per capita spending (dollars)	$9.80	$9.58
Pay-per-view	$70.2	$80.0
Number of pay-per-view events	13	14
Number of buys of pay-per-views	3,631,100	4,490,200
Average revenue per buy (dollars)	$18.32	$17.26
Domestic retail price, excluding WrestleMania (dollars)	$44.95	$39.95
Domestic retail price WrestleMania (dollars)	$54.95	$54.95

Television rights fees	$127.0	$111.9
Domestic	$81.6	$72.8
International	$45.4	$39.1

Television advertising	$5.9	$7.7
WWE Classics on Demand	$4.6	$5.4
Other	$1.1	$1.4
Total	$331.8	$335.0

Ratings:
Average weekly household ratings for RAW	3.5	3.7
Average weekly household ratings for SmackDown	1.8	2.0
Average weekly household ratings for WWE Superstars	1.1	1.3

Cost of Revenues-Live and Televised Entertainment (dollars in millions)	2010	2009
Live events	$77.2	$74.6
Venue merchandise	10.4	11.1
Pay per view	30.4	32.5
Television rights	69.7	65.7
Television advertising	1.5	0.9
WWE Classics on Demand	1.4	0.8
Other	6.8	6.3
Total	$197.4	$191.9
Profit contribution margin	41%	43%

     Live events revenues decreased by $4.2 million in the current year compared to the prior year primarily as a result of a decrease in attendance and 15 fewer North American events. Our average attendance decreased to 6,300 as compared to 6,500 in the prior year while international attendance decreased to 7,800 as compared to 8,500 in the prior year. We believe this decline in attendance is primarily due to the transition within our talent roster. The decline in the number of domestic events is primarily due to touring logistics. Cost of revenues for live events was adversely impacted by approximately $1.0 million in costs related to the Icelandic volcano, as well as $1.0 million in higher venue related expenses, as we held ten additional events at premium venues in the current year as compared to the prior year which have higher associated costs. The live events profit contribution margin decreased to 26% from 31% in the prior year.

     Venue merchandise revenues were adversely impacted by the decreased attendance in the current year as compared to the prior year. This decline was partially offset by a 2% increase in per capita spending by our fans. Cost of revenues for venue merchandise decreased by $0.7 million primarily due to decreased sales. The venue merchandise profit contribution margin was 43% in the current year as compared to 44% in the prior year.

     Pay-per-view revenues reflect 3.6 million buys in the current year as compared to 4.5 million buys in the prior year. In 2010, our premier annual pay-per-view event, WrestleMania XXVI, generated 0.9 million buys as compared to 1.0 million buys for WrestleMania XXV in 2009. As a result of the decreased buys, pay-per-view revenues decreased by $9.8 million in the current year as compared to the prior year. We believe this decline is due to the transition within our talent roster, the absence of several prominent members of our talent roster at certain pay-per-view events, the production of one less pay-per-view event in the current year as compared to the prior year and weakness in the economy. This revenue decline was partially offset by an increase in the suggested domestic retail price of our non-WrestleMania pay-per-view events from $39.95 to $44.95 in January 2010. Domestic buys, which generate a higher price per buy, represents 61% of total buys in the current year as compared to 63% in the prior year. Pay-per-view cost of revenues decreased by $2.1 million in the current year as compared to the prior year due to the absence of one event and declines associated with decreased revenues. The pay-per-view profit contribution margin was 57% in the current year as compared to 59% in the prior year.

     Television rights fees increased by $15.1 million in the current year as compared to the prior year and reflect increases both in domestic and international markets. Domestically, television rights fees increased by $8.8 million primarily due to favorable renewals of previous contracts, contractual increases with our television partners, new agreements with television partners and the production of four additional special episodes during the current year as compared to the prior year. Internationally, television rights fees increased by $6.3 million primarily due to a favorable renewal of a contract with a key television partner and contractual increases with other television partners. Television rights cost of revenues increased primarily due to increases in production costs of $4.0 million due to six additional TV episodes produced in the current year and increased headcount for production staff. In addition, we received $0.7 million less in production tax credits in the current year compared to the prior year. Television rights profit contribution margin increased to 45% from 41% in the prior year.

     Television advertising revenues are comprised of the sale of advertising on our Canadian television programs and the sale of integrated sponsorship packages. In the current year, television advertising revenues decreased by $1.8 million primarily due to a decline in sponsorship advertising revenue, driven by lower sponsorship sales related to pay-per-view events. Television advertising cost of revenues increased primarily due to the higher costs associated with our integrated sponsorship packages. Television advertising profit contribution margin decreased to 75% from 88% in the prior year.

     WWE Classics on Demand, our subscription based video-on-demand service, generated 15% lower revenues in the current year reflecting a 15% decline in average monthly domestic subscribers. We believe these declines in subscribers are a result of weakness in the economy. WWE Classics on Demand cost of revenue increased by $0.6 million in the current year as compared to the prior year due to lower tax credits received as compared to the prior year. WWE Classics on Demand profit contribution margin decreased to 70% from 85% in the prior year.

Consumer Products

The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

Revenues- Consumer Products	2010	2009
Licensing	$51.7	$44.7
Magazine publishing	$11.0	$13.5
Net units sold	3,068,000	4,026,300
Home video	$32.1	$39.4
Gross units	3,742,732	3,531,468
Other	$2.6	$2.1
Total	$97.4	$99.7

Cost of Revenues-Consumer Products	2010	2009
Licensing	$13.3	$11.0
Magazine publishing	$10.3	$11.1
Home video	$16.1	$17.7
Other	$2.0	$1.7
Total	$41.7	$41.5
Profit contribution margin	57%	58%

     Licensing revenues increased by $7.0 million in the current year as compared to the prior year primarily due to a strong performance by our new master toy licensee, Mattel. Our toy category licensing revenues increased by $9.3 million primarily driven by Mattel’s increased product offerings. Our video game category licensing revenues decreased by $3.0 million because the prior year benefited from the release of an additional video game title, Legends of WrestleMania, for which there was no comparable release in the current year. The licensing profit contribution margin was 74% in the current year as compared to 75% in the prior year.

     Magazine publishing revenues declined $2.5 million in the current year as compared to the prior year due to a 24% decrease in net units sold. Our sell-through rates decreased to 31% from 36% in the prior year. We published 13 issues of WWE Magazine and 10 issues of WWE Kids Magazine in both the current and prior year. We also published 6 special issues in both the current and prior year. Magazine publishing cost of revenues decreased by 7% as a result of a 10% decrease in production levels, partially offset by fixed costs. The profit contribution margin decreased to 6% from 18% in the prior year

     Home video revenues decreased by $7.3 million in the current year due to decreased sell-through rates and a decline in our average selling price. Our home video sell-through rates decreased to 55% in the current year as compared to 67% in the prior year, partially as a result of challenges experienced with our talent transition, coupled with an overall decline in the home video industry. The decrease in average selling price was due to increased discounting and changes in the product mix. We released 29 titles in the current year as compared to 28 in the prior year. Home video cost of revenues decreased due to lower sales offset by increased distribution expenses due to changing distribution partners. The profit contribution margin decreased to 50% from 55% in the prior year.

     Digital Media

     The following chart provides performance results for our Digital Media segment (dollars in millions, except average revenues per order):

Revenues- Digital Media	2010	2009
WWE.com	$14.9	$16.8
WWEShop	14.0	16.0
Total	$28.9	$32.8
Average WWEShop revenues per order (dollars)	$47.13	$51.83

Cost of Revenues-Digital Media	2010	2009
WWE.com	$5.2	$6.9
WWEShop	10.8	11.6
Total	$16.0	$18.5
Profit contribution margin	45%	44%

     WWE.com revenue decreased by $1.9 million in the current year as compared to the prior year due to declines in advertising sold on our website and wireless revenue. The declines in advertising revenue reflect the downturn in the general economic environment and continued difficulties monetizing our website. The decline in wireless revenue was driven by the expiration of a key content agreement that was not renewed. These declines were partially offset by increased revenue received from third-parties that stream our content online. WWE.com cost of revenues decreased by 25% in the current year due to a reallocation of marketing support.

     WWEShop revenue reflects a 2% decrease in the number of orders processed and a 9% decrease in average revenue per order in the current year as compared to the prior year, driven by weakness in the economy, coupled with the transitions within the talent roster. As a result, WWEShop revenues decreased by 13% in the current year as compared to the prior year. The decrease in WWEShop profit contribution margin was driven by $0.6 million of increased postage costs as a result of offering our customers promotional shipping during the holiday season and $0.1 million of increased advertising expenses.

WWE Studios

     The following chart provides performance results for our WWE Studios segment (dollars in millions):

WWE Studios Revenues	2010	2009
Licensed films	$10.8	$7.7
Self-distributed films	8.8	-
Total	$19.6	$7.7

Cost of Revenues - WWE Studios	2010	2009
Licensed films	$7.7	$3.9
Self-distributed films	11.5	-
Total	$19.2	$3.9
Profit contribution margin	2%	49%

     WWE Studios released four feature films utilizing third-party distribution partners (Licensed Films): See No Evil, The Marine, The Condemned, and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2. For these licensed films, we participate in revenues and expenses generated from the distribution of the films through all media on a net basis after the print and advertising and distribution costs incurred by our distribution partners have been recouped and the results are reported to us, typically in periods subsequent to the initial release. We recorded $10.8 million of revenue relating to these licensed films in the current year as compared to $7.7 million in the prior year. The increase in revenue for our licensed films is primarily driven by $3.5 million in revenue from our film, 12 Rounds. The licensed films cost of revenues reflects the amortization of production costs for these films.

     WWE Studios changed to a self-distribution model starting in the third quarter of the current year. Under this model, we recognize revenues and expenses for our films on a gross basis upon release. During the current year, we released two feature films under this model, Legendary and Knucklehead. In the current year, we recorded $8.8 million in revenue and $11.5 million in cost of revenue related to these self-distributed films. We record distribution related expenses when incurred and amortize feature film production costs in the same proportion that a film’s revenue for the period relates to our ultimate revenue projections for such film. Included in the cost of revenue is $5.3 million of amortization of production costs and $6.2 million of distribution related expenses.

     We have $56.3 million of feature film production assets capitalized on our balance sheet as of December 31, 2010, of which $21.0 million relates to licensed films and $35.3 million relates to films either released or scheduled to be released under our new distribution model. The recoverability of these assets is dependant upon the revenue generated by a specific film, which is impacted by general economic conditions, the demand for our content by audiences and the economic impact of changes in content distribution channels.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated fair value of a film is not greater than the unamortized asset, the asset will be written down to fair value. As of December 31, 2010 and December 31, 2009, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     Expenses

     The following chart reflects the amounts of certain significant overhead items (dollars in millions):

Selling, General & Administrative Expenses	2010	2009
Staff related	$52.4	$62.1
Legal, accounting and other professional	11.3	14.8
Stock compensation	7.6	7.4
Advertising and promotion	4.6	4.1
Bad debt	0.8	8.6
All other	32.7	30.8
Total SG&A	$109.4	$127.8
SG&A as a percentage of net revenues	23%	27%

     The decrease of $9.7 million in staff related expenses in the current year as compared to the prior year is attributable to a $4.7 million decrease in accrued management incentive compensation and a $1.4 million decrease in employee benefit related costs, primarily as a result of changes to our healthcare administrator, decreased medical claims paid and decreased negotiated rates. In addition, $2.2 million in severance related costs related to a restructuring was recorded in the prior year. Legal, accounting and professional fees in the current year benefited from a decrease in legal case activity. Our bad debt expense in the prior year included a $7.4 million charge related to a former distribution partner.

	2010	2009
Depreciation and amortization	$11.7	$14.4

     The decrease in depreciation and amortization expense reflects a $1.7 million benefit from the recognition of an infrastructure tax credit received in the current year. This credit was used to reduce the carrying value of assets as of their in service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. This credit was received in the current year but related to assets placed in service in prior years.

	2010	2009
Investment income	$2.0	$3.1

     The decline in investment income in the current year reflects lower realized gains from investment sales in the current year, as higher interest rates in the current year offset lower investment balances.

	2010	2009
Interest expense	$0.3	$0.3

	2010	2009
Other expense, net	$2.1	$0.4

     Other expense, net includes realized foreign exchange gains and losses, the revaluation of warrants held in certain licensees and certain non-income related taxes. In the current period, we recorded realized foreign exchange losses of $1.3 million as compared to gains of $1.5 million in the prior year period. This was partially offset by the fluctuation relating to the revaluation of warrants. In the current period we recorded income of $0.6 million relating to the revaluation of warrants as compared to a loss of $1.0 million in the prior year.

Provision for Income Taxes	2010	2009
Provision	$28.5	$29.1
Effective tax rate	35%	37%

     The current year effective tax rate was positively impacted by a $1.3 million increase in the IRC Section 199 deduction on qualified production activity income. The increased deduction in the current year was primarily due to the higher allowable deduction percentage as a result of the completion of the IRS phase-in period relating to the Section 199 deduction. The current year also reflects a $1.3 million benefit from recognition of previously unrecognized tax benefits, primarily as a result of the statute of limitations expiring in jurisdictions in which the Company had taken uncertain tax positions. These benefits to our effective tax rate were partially offset by increased unrecognized tax benefits for uncertain tax positions.

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

     Operating income for 2009 was also impacted by a $7.4 million charge for bad debt expense related to a former distribution partner and the benefit of $8.3 million of production tax incentives relating to our production activities. $5.0 million of these incentives were recorded as cost of revenues, primarily in our Live and Televised Entertainment segment, while $3.3 million were recorded in Selling, General & Administrative expenses.

     Revenues derived from international sources represented 27% and 26% of total net revenues in 2009 and 2008, respectively.

     Live and Televised Entertainment

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment	2009	2008
Live events (dollars in millions)	$108.8	$105.7
Number of North American events	268	242
Average North American attendance	6,500	6,400
Average North American ticket price (dollars)	$37.64	$40.98
Number of international events	74	77
Average international attendance	8,500	8,500
Average international ticket price (dollars)	$66.08	$78.96
Venue merchandise (dollars in millions)	$19.8	$18.5
Domestic per capita spending (dollars)	$9.58	$10.35
Pay-per-view (dollars in millions)	$80.0	$91.4
Number of pay-per-view events	14	14
Number of buys of pay-per-views	4,490,200	5,034,400
Average revenue per buy (dollars)	$17.26	$17.76
Domestic retail price, excluding WrestleMania (dollars)	$39.95	$39.95
Domestic retail price WrestleMania (dollars)	$54.95	$54.95

Television rights fees (dollars in millions)
Domestic	$72.8	$63.5
International	$39.1	$37.2

Television advertising (dollars in millions)	$7.7	$7.4

WWE Classics on Demand (dollars in millions)	$5.4	$6.3
Other (dollars in millions)	$1.4	$1.5
Total (dollars in millions)	$335.0	$331.5

Ratings:
Average weekly household ratings for RAW	3.7	3.4
Average weekly household ratings for SmackDown	2.0	2.4
Average weekly household ratings for ECW	1.2	1.3

Cost of Revenues-Live and Televised Entertainment	2009	2008
Live events	$74.6	$74.3
Venue merchandise	11.1	11.2
Pay per view	32.5	49.8
Television	65.7	75.8
Television advertising	0.9	0.8
WWE Classics on Demand	0.8	1.8
Other	6.3	7.5
Total	$191.9	$221.2
Profit contribution margin	43%	33%

     Live events revenue reflects $67.8 million for North American events and $41.0 million for international events in 2009 as compared to $64.0 million for North American events and $41.7 million for international events in 2008. During 2009, average attendance at our North American events was approximately 6,500 while average attendance at our international events was approximately 8,500. During 2008, North American average attendance was approximately 6,400 and average international attendance was approximately 8,500. Live events profit contribution margin was 31% in 2009 as compared to 30% in 2008. During 2008, 18 of the international events performed were recorded as buy-out deals. In 2009 it was determined that these 18 events in 2008, as well as four events in 2009, should have been recorded on a gross basis instead of a net basis. Had these events been recorded on a gross basis, revenues and expenses would have each increased by $6.3 million in 2008 and $1.3 million in 2009, with no change to profit. See Note 1 to the Consolidated Financial Statements.

     Venue merchandise revenues in 2009 were positively impacted by a 2% increase in average North American attendance, partially offset by a 7% decrease in per capita spending dollars. Venue merchandise profit contribution margin was 44% in 2009 as compared to 39% in 2008.

     Pay-per-view revenue reflects 4.5 million buys in 2009 as compared to 5.0 million buys in 2008. In 2009, our premier annual pay-per-view event, WrestleMania XXV, generated approximately 1.0 million buys as compared to 1.1 million buys for WrestleMania XXIV. Several of our pay-per-view events were re-branded in the current year to more accurately reflect the types of matches showcased during each event. Domestic buys, which generate a higher price per buy, represented 63% of total buys in 2009 as compared to 66% in 2008. The pay-per-view profit contribution margin was 59% in 2009 as compared to 46% in 2008, reflecting lower production related costs in the current year.

     Television rights fees reflect rate increases both in domestic and international markets as well as the addition of our new domestic show on WGN, “WWE Superstars”, which began airing in April 2009. Television cost of revenues has declined based upon cost containment improvements and production related tax credits of $3.2 million in 2009. The profit contribution margin increased from 25% to 41% in the current year.

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

     Consumer Products

     The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

Revenues- Consumer Products	2009	2008
Licensing	$44.7	$60.5
Magazine publishing	$13.5	$15.4
Net units sold	4,026,300	4,702,800
Home video	$39.4	$58.5
Gross units	3,531,468	4,090,535
Other	$2.1	$1.3
Total	$99.7	$135.7

Cost of Revenues-Consumer Products	2009	2008
Licensing	$11.0	$13.6
Magazine publishing	11.1	13.3
Home video	17.7	24.2
Other	1.7	1.0
Total	$41.5	$52.1
Profit contribution margin	58%	62%

     Licensing revenues include $8.2 million in the toy category as compared to $12.8 million in the prior year, reflecting an overall softening in the retail market. Beginning on January 1, 2010, Mattel became our master toy licensee under a multi-year agreement. Videogame revenue was $19.6 million as compared to $25.3 million in the prior year. In December 2009, we entered into a new multi year contract, effective January 1, 2010, with THQ granting them exclusive worldwide rights to develop and publish video games based on our content. In connection with this agreement, we received a payment of $13.2 million in December 2009 which is included as non-current deferred income on the balance sheet and will be recognized ratably over the term of this agreement.

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

     Home video revenue reflects the sale of approximately 3.5 million gross units in 2009 as compared to 4.1 million gross units in 2008. Included in the successful titles released in 2009 was WrestleMania XXV, which shipped approximately 234,000 gross units. The home video profit contribution margin was 55% in 2009 as compared to 59% in 2008, reflecting increased distribution costs.

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

     WWE.com revenue in 2009 reflects additional syndicated content sales to outside websites. Web-based advertising accounted for approximately $10.8 million in revenues as compared to $10.6 million in 2008. The WWE.com profit contribution margin was 59% in 2009 as compared to 46% in 2008, reflecting lower costs associated with the production of web content and the benefit of $1.1 million of certain production incentives.

     WWEShop revenue in 2009 reflects approximately 300,000 customer orders, a decrease of 9% from the prior year. The average customer spend, $51.83 per order, decreased 5% from the prior year. The WWEShop profit contribution margin was 28% in 2009 as compared to 24% in 2008, partially reflecting a decrease in material and fulfillment costs.

WWE Studios

     The following chart provides performance results for our WWE Studios segment (dollars in millions):

Revenues- WWE Studios	2009	2008
WWE Studios	$7.7	$24.5
Total	$7.7	$24.5

Cost of Revenues-WWE Studios	2009	2008
WWE Studios	$3.9	$15.6
Total	$3.9	$15.6
Profit contribution margin	49%	36%

     WWE participates in revenues associated with our film projects when the distribution and advertising costs incurred by our distributors have been recouped and the results have been reported to us. During 2009, revenues from our WWE Studios segment were $7.7 million, primarily relating to our three previously released feature films The Marine, See No Evil and The Condemned. The revenues recorded for our films varies based upon the release schedule of the films. During 2009 we released our fourth feature film, 12 Rounds, as well as two Direct-to-DVD films, Behind Enemy Lines: Colombia and The Marine 2. 12 Rounds generated approximately $12.2 million in gross domestic box office receipts and comprised $19.7 million of our “In release” feature film assets at December 31, 2009. Behind Enemy Lines: Colombia and The Marine 2 comprised $2.1 million and $2.3 million, respectively, of “In release” feature film assets. Our feature film assets are recorded net of certain production incentives. During 2009 we received $4.3 million in production incentives related to our film production.

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

     Staff related expenses in 2009 included higher amounts of accrued incentive compensation based on the Company’s performance. Advertising and promotion costs in 2008 included $3.5 million associated with our McMahon’s Million Dollar Mania™ brand awareness campaign. WWE was reimbursed $2.0 million, net of tax, for the prize money associated with this event by the Chairman and Chief Executive Officer of WWE, Vincent K. McMahon. Bad debt expense in 2009 reflected an approximately $7.4 million charge to bad debt expense related to a former distribution partner. Additionally, 2009 included a benefit of $3.3 million relating to production incentives.

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

     Contributing to the higher effective rate in 2009 are changes in provisions for unrecognized tax benefits relating to uncertain tax positions. 2008 reflects a $2.1 million benefit from the recognition of tax benefits that were previously unrecognized, primarily as a result of the statute of limitations expiring in jurisdictions in which the Company had taken uncertain tax positions. This benefit was partially offset by $1.8 million of additional provisions for unrecognized tax benefits recorded during the year. During 2009, the Company recorded $0.3 million in additional provisions relating to uncertainty in its existing tax positions and also recorded an additional provision of $3.0 million relating to a tax position taken during the year.

     Also contributing to the increase in the effective tax rate in the 2009 rate is a $0.9 million decrease in tax-exempt interest income as compared to the prior year.

     Partially offsetting the increase in the effective rate is a $1.6 million benefit due to the reversal of a previously recorded valuation allowance relating to certain deferred tax assets. The Company realized capital gains during the current year which offset previously recorded capital losses for which realization was not expected, resulting in the reversal of the previously recorded valuation allowance.

Liquidity and Capital Resources

     We maintain a strong balance sheet with $182.0 million, $230.6 million and $199.6 million in cash and investments as of December 31, 2010, 2009 and 2008, respectively. Our debt balances at the corresponding year-end dates were $2.8 million, $3.9 million and $4.9 million, respectively.

     Over the past three years, our cash flows from operating activities were $192.5 million, our net capital expenditures were $40.3 million and our aggregate dividends paid were $247.3 million. We believe that cash provided from operations and from existing cash and investment balances will be sufficient to meet our current operating requirements, including feature film production requirements and projected capital expenditures over the next 12 months.

     Cash flows from operating activities were $39.8 million, $116.4 million and $36.2 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Of the $76.6 million decrease from the prior year, approximately $33.5 million was attributable to an increase in film related spending. In the current year we spent approximately $41.6 million on film production related activities compared to $11.6 million in the prior year. In the current year we received $3.0 million in incentives related to film production, as compared to $6.5 million in the prior year. Related to current year productions, we anticipate receiving approximately $7.7 million in incentives in future periods. By producing multiple pictures within a short time period we are able to leverage production efficiencies. We anticipate spending between $12.0 million and $18.0 million on feature film production activities in 2011.

     Also driving a significant change in cash flow from operating activities was a $20.2 million increase in cash paid for taxes. In the prior year we received a refund of $11.0 million related to an overpayment of prior year taxes. In the current period, our estimated payments were higher than the prior year due to an increase in our estimated taxable income. In December, changes in the tax law resulted in our estimated payments being too high. We anticipate receiving a refund of $9.0 million in 2011 due to overpayment of 2010 estimated taxes. Additionally, bonus payouts in 2010 relating to 2009 performance were approximately $4.7 million higher than the comparable payouts in the prior year.

     The above explanations also account for the significant fluctuations in Prepaid expense and other current assets, Feature film production assets, Accrued expenses and other liabilities. In addition to the above significant changes in cash flows from operating activities, the Company’s Accounts Receivable balance decreased $10.7 million. This decrease was driven by several factors, including decreased revenues in our Home video business and the receipt of a contractual payment due from a customer that was slightly delayed at our prior year-end. Also, the prior year had a large non-cash charge relating to an allowance for bad debt from a previous distribution partner. Additionally, the Company’s deferred income increased by $13.7 million primarily due to the receipt of two $7.5 million advances received from a licensee. The second advance of $7.5 million relates to 2011 royalty obligations.

     We receive production tax credits or refunds through various governmental programs designed to promote film and television production within the United States and international jurisdictions. In 2010, we received incentives of $6.1 million, $4.2 million and $3.0 million, relating to TV production, infrastructure improvements related to the transition to HD and film production, respectively. We anticipate receiving approximately $12.0 to $15.0 million in production credits within the next twelve months. The timing and realizable amount of credits is impacted by our production schedule and limitations associated with monetization of the credits.

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

     Cash flows used in investing activities were $40.4 million and $6.4 million for the years ended December 31, 2010 and December 31, 2009 as compared to cash flows provided by investing activities of $21.7 million for the year ended December 31, 2008. In the current year we purchased $97.1 million of short-term investment securities, including $40.0 million of government agency bonds, which were subsequently sold. Capital expenditures were approximately $12.3 million, $5.5 million and $26.6 million in 2010, 2009 and 2008, respectively. The increase in capital expenditures in the current year is partially due to approximately $5.0 million in technological advancements relating to our television content. Included in 2008 capital expenditures is the acquisition of a parcel of land for $3.0 million and $3.9 million in costs related to the planning of a significant expansion and update of our media center.  In 2008 the Company delayed the start of this project due to economic uncertainty.  Management still feels this project is a priority, however, has not determined a start date for the construction.  Capital expenditures for 2011, excluding potential costs associated with the media center project, are estimated to range between $8.0 million and $12.0 million, primarily reflecting additional purchases of broadcasting equipment and building related improvements.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. In February 2008, we started to experience difficulty in selling our auction rate securities (ARS) due to multiple failures of the auction mechanism that provides liquidity to these investments. All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As of December 31, 2010, we held $16.0 million of ARS. During 2010 and 2009, $8.4 million and $0.5 million, respectively, of ARS were redeemed at par value. As we maintain a strong liquidity position, our intent is not to sell the securities and we believe that it is not more likely than not that we will be required to sell until one of the aforementioned remedies occurs. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $79.4 million $79.8 million and $74.1 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. In 2010, 2009 and 2008, we paid four quarterly cash dividends of $0.36 on all Class A common shares, and $0.24 on all Class B common shares, for an aggregate amount of $83.6 million, $82.3 million and $81.4 million, respectively. In February 2008, the Company increased its quarterly dividend from $0.24 to $0.36 per share. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years. Instead, they continued to receive a quarterly cash dividend of $0.24 per share. This waiver has now expired. Any new dividend waiver is subject to two things. The first is the receipt of the approval of the Internal Revenue Service, which has been obtained. The second is the agreement of members of the McMahon family. No determination has been made by the McMahon family to enter into a new waiver agreement. Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time, including the waiver, if any, by the McMahon family of a portion of the dividends. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

Contractual Obligations

     In addition to long-term debt, we have entered into various other contracts under which we are required to make guaranteed payments, including:
  Various operating leases for office space and equipment.

  Employment contract with Vincent K. McMahon, effective January 1, 2011, through December 2013, with annual renewals thereafter if not terminated by us or Mr. McMahon. Mr. McMahon’s compensation under this contract is a salary of $1.1 million per year, in addition to any applicable bonus.

  Other employment contracts, which are generally for one to three year terms.

  Service contracts with certain of our independent contractors, including our talent, which are generally for one to four year terms.
     Our aggregate minimum payment obligations under these contracts as of December 31, 2010 were as follows:

	Payments due by period
	($ in millions)
				After
	2011	2012 to 2013	2014 to 2015	2015	Other	Total
Long-term debt (including interest thereon)	$1.3	$1.7	$-	$-	$-	$3.0
Operating leases	2.0	3.0	2.6	1.9	-	9.5
Talent, employment agreements and other commitments	15.5	9.8	5.4	8.3	-	39.0
Uncertain tax positions (1)	-	-	-	-	10.1	10.1
Total commitments	$18.8	$14.5	$8.0	$10.2	$10.1	$61.6

(1)
We have $10.1 million in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the respective taxing authority.

Seasonality

     Our operating results are not materially affected by seasonal factors; however, our premier event, WrestleMania, occurs late in our first quarter or early in our second quarter. In addition, revenues from our licensing and direct sale of consumer products, including our catalogs, magazines and internet sites, varies from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of revenues related to our WWE Studios segment fluctuates based upon the timing of our feature film releases. The timing of these events as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuation in quarterly revenues and earnings.

Inflation

     During 2010, 2009 and 2008, inflation has not had a material effect on our business.

Off-Balance Sheet Arrangements

     As of December 31, 2010, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

     We believe the following are the critical accounting policies used in the preparation of our financial statements, as well as the significant judgments and estimates affecting the application of these policies.

  Revenue Recognition
     Pay-per-view programming:

     Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and any subsequent adjustments to the buys are recognized in the period new information is received. Our pay-per-view accounts receivable was $10.4 million and $13.7 million at December 31, 2010 and December 31, 2009, respectively. If our initial estimate is incorrect, it can result in significant adjustments to revenues in subsequent periods.

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

     Licensing:

     Licensing revenues are recognized upon receipt of reports from the individual licensees that detail the royalties generated by product sales. If we receive licensing advances or up-front fees, such payments are deferred and recognized as income is earned over the term of the contract. In connection with our agreement with THQ we received a payment of $13.2 million in December 2009; $11.5 million of this amount was recorded as non-current deferred income and we will recognize this amount ratably over the term of this agreement.

     Home video:

     Revenues from the sales of home video titles are recorded at the later of the date of delivery by our distributor to wholesalers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information, current industry trends and demand for our titles. As of December 31, 2010, our home video returns allowance was $5.6 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

     Magazine publishing:

     Publishing newsstand revenues are recorded when shipped by our distributor to wholesalers/retailers, net of an allowance for estimated returns. We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current issues in relation to prior issue return rates. As of December 31, 2010, our newsstand returns allowance was $4.3 million. If we do not accurately predict returns, we may have to adjust revenues in future periods.

     Television Rights:

     Rights fees received from distributors of our television programming, both domestically and internationally, are recorded when the program has been delivered to the distributor and is available for exhibition. Our typical distribution agreement is between one and five years in length and frequently provides for contractual increases over its term. Expenses incurred in the production of our weekly television programming are expensed when the programming is first available for exhibition.

     Feature films:

     Revenue recognition for our feature films varies depending on the method of distribution and the extent of control the Company exercises over the distribution and related expenses. We exercise significant control over self-distributed films and as a result, we record revenue and related expenses on a gross basis. For self-distributed films we record revenue from the theatrical release of the feature film at the time of exhibition based on our participation in box office receipts. Home video revenues, pay-per-view, and our video-on-demand sales are recognized for films consistent with our existing policies.

     In instances where third party distribution partners control the distribution and marketing of films (“Licensed films”) we recognize revenue on a net basis after third party distributors recoup distribution fees and expenses and the results have been reported to us. This typically occurs in periods subsequent to the initial release of the film.

     Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value. No assurance can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition. In 2008 and 2007 we recorded an impairment charge of $1.9 million and $15.7 million related to See No Evil and The Condemned, respectively. As of December 31, 2010, we have $56.3 million (net of amortization and impairment charges) in capitalized film production costs.

     We have performed estimates of our ultimate revenue for each of our released film projects, as well as reviewed the capitalized costs for various film projects in development, and believe no additional write-down is required at this time.
  Allowance for Doubtful Accounts
     Our receivables represent a significant portion of our current assets. We are required to estimate the collectability of our receivables and establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers. Changes in the financial condition of significant customers, either adverse or positive, could impact the amount and timing of any additional allowances that may be required. During 2010 and 2009, we recorded an allowance for doubtful accounts of $0.5 and $7.4 million, respectively, related to a former distribution partner. As of December 31, 2010, our allowance for doubtful accounts was $12.3 million.
  Income Taxes
     Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. As of December 31, 2010, our deferred tax assets were $31.6 million, less a valuation allowance of $1.4 million. As of December 31, 2010, our deferred tax liabilities were $22.3 million and our unrecognized tax benefits totaled $10.1 million.

Recent Accounting Pronouncements

     In September 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update regarding revenue recognition for multiple deliverable arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or otherwise adversely affect our operations; (v) decline in general economic conditions and disruption in financial markets could adversely affect our business; (vi) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, increasing our exposure to bad debts and potentially impacting our results of operations; (vii) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (viii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (ix) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (x) we face uncertainties associated with international markets; (xi) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xii) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xiii) we could incur substantial liabilities if pending litigation is resolved unfavorably; (xiv) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xv) our live events expose us to risks relating to large public events as well as travel to and from such events; (xvi) we continue to face risks inherent in our feature film business; (xvii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xviii) we could face a variety of risks if we expand into new or complementary businesses; (xix) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xx) our Class A common stock has a relatively small public “float”. In addition, our dividend is significant and is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant including a waiver by the McMahon family of a portion of the dividends which has now expired. Any new dividend waiver is subject to two things. The first is the receipt of the approval of the Internal Revenue Service, which has been obtained. The second is the agreement of members of the McMahon family. No determination has been made by the McMahon family to enter into a new waiver agreement. The forward-looking statements speak only as of the date of this Report and undue reliance should not be placed on these statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations.  Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

Investments

     Our investment portfolio consists primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and auction rate securities.  We are exposed to market risk related to our investment portfolio primarily as a result of credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed maturity security and the potential loss attributable to that downgrade. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a well-diversified portfolio of fixed maturity securities, with a weighted average credit rating of approximately “AA”.

     Interest rate risk is defined as the potential for economic losses on fixed maturity securities due to a change in market interest rates.  Our investments in municipal bonds and corporate bonds have exposure to changes in the level of market interest rates.  Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value.  We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio.  A 100 basis point increase in interest rates would result in an approximate $1.4 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1.4 million increase in fair value.

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

     There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. We review the results of management’s assessment with our Audit Committee.

     The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 3, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 3, 2011

Item 9B. Other Information

     None.

PART III

     The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders, except for the equity compensation plan information required by Item 12, which is set forth above in Item 5.

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

10.2
Form of Agreement for Performance Stock Units to the Company’s employees and officers under the Company’s 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 26, 2007).*

10.3
Form of Agreement for Restricted Stock Units to the Company’s employees and officers under the Company’s 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 26, 2007).*

10.4
Amended and Restated Employment Agreement with Vincent K. McMahon, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed November 15, 2010).*

10.5	World Wrestling Entertainment Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).*

10.6	Revised offer letter between the Company and Donna Goldsmith (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, dated December 1, 2008).*

10.7	Offer letter between the Company and George A. Barrios (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, dated March 14, 2008).*

10.8	Offer letter, dated March 4, 2004, between the Company and John Laurinaitis (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2005).*

10.9
Employment Agreement, dated June 15, 2009, between the Company and Michael Pavone (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).*

10.10
Open End Mortgage Deed, Assignment of Rents and Security Agreement between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (No. 333-84327)).

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

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)
Dated: March 3, 2011	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
Chairman of the Board of Directors and
/s/ VINCENT K. MCMAHON	Chief Executive Officer
Vincent K. McMahon	(principal executive officer)	March 3, 2011

/s/ LOWELL P. WEICKER Jr.	Director	March 3, 2011
Lowell P. Weicker Jr.

/s/ DAVID KENIN	Director	March 3, 2011
David Kenin

/s/ JOSEPH H. PERKINS	Director	March 3, 2011
Joseph H. Perkins

/s/ FRANK A. RIDDICK III	Director	March 3, 2011
Frank A. Riddick III

/s/ JEFFREY R. SPEED	Director	March 3, 2011
Jeffrey R. Speed

/s/ KEVIN DUNN	Director	March 3, 2011
Kevin Dunn

/s/ BASIL V. DEVITO Jr.	Director	March 3, 2011
Basil V. DeVito Jr

/s/ GEORGE A. BARRIOS	Chief Financial Officer	March 3, 2011
George A. Barrios	(principal financial and accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated income statements, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 3, 2011

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	For the years ended December 31,
	2010	2009	2008
Net revenues	$477,655	$475,161	$526,457
Cost of revenues	274,298	255,847	311,784
Selling, general and administrative expenses	109,392	127,757	131,303
Depreciation and amortization	11,707	14,424	13,083
Operating income	82,258	77,133	70,287
Investment income, net	2,047	3,051	5,872
Interest expense	(260)	(339)	(422)
Other expense, net	(2,105)	(415)	(6,381)
Income before income taxes	81,940	79,430	69,356
Provision for income taxes	28,488	29,127	23,940
Net income	$53,452	$50,303	$45,416
Earnings per share:
Basic	$0.72	$0.68	$0.62
Diluted	$0.71	$0.68	$0.62

Weighted average shares outstanding:
Basic	74,570	73,765	72,889
Diluted	75,306	74,286	73,523

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,823	$149,784
Short-term investments	97,124	58,440
Accounts receivable, net	52,051	62,732
Inventory	2,087	2,182
Deferred income tax assets	17,128	11,655
Prepaid expenses and other current assets	20,856	10,066
Total current assets	259,069	294,859
PROPERTY AND EQUIPMENT, NET	80,995	84,376
FEATURE FILM PRODUCTION ASSETS, NET	56,253	37,053
INVESTMENT SECURITIES, NET	15,037	22,370
OTHER ASSETS	4,375	1,963
TOTAL ASSETS	$415,729	$440,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,169	$1,082
Accounts payable	18,441	21,281
Accrued expenses and other liabilities	24,478	35,164
Deferred income	28,323	14,603
Total current liabilities	72,411	72,130
LONG-TERM DEBT	1,621	2,790
NON-CURRENT INCOME TAX LIABILITIES	15,068	17,152
NON-CURRENT DEFERRED INCOME	9,881	11,528

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
27,515,984 and 25,680,517 shares issued and outstanding as of December 31,
2010 and 2009, respectively)	275	257
Class B common stock: ($.01 par value; 60,000,000 shares authorized;
46,482,591 and 47,713,563 shares issued as of December 31, 2010 and 2009)	465	477
Additional paid-in capital	336,592	326,008
Accumulated other comprehensive income	3,144	2,377
Retained (deficit) earnings	(23,728)	7,902
Total stockholders’ equity	316,748	337,021
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,729	$440,621

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid – in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2007	71,788	718	301,329	2,894	78,439	383,380
Comprehensive income:
Net income	—	—	—	—	45,416	45,416
Translation adjustment	—	—	—	(1,207)	—	(1,207)
Unrealized holding loss, net of tax of
$404	—	—	—	(660)	—	(660)
Reclassification adjustment for losses
realized in net income, net of tax of
$89	—	—	—	144	—	144
Total comprehensive income						43,693
Stock issuances (repurchases), net	551	6	(2,963)	—	—	(2,957)
Exercise of stock options	514	5	6,263	—	—	6,268
Excess tax benefits from stock-based
payment arrangements	—	—	1,081	—	—	1,081
Dividends paid	—	—	1,489	—	(82,886)	(81,397)
Stock compensation costs	—	—	7,956	—	—	7,956
Capital contribution by principal
stockholder	—	—	1,950	—	—	1,950
Balance, December 31, 2008	72,853	$729	$317,105	$1,171	$40,969	$359,974

Comprehensive income:
Net income	—	—	—	—	50,303	50,303
Translation adjustment	—	—	—	987	—	987
Unrealized holding gain, net of tax of
$541	—	—	—	883	—	883
Reclassification adjustment for gains
realized in net income, net of tax of
$407	—	—	—	(664)	—	(664)
Total comprehensive income						51,509

Stock issuances (repurchases), net	361	3	(1,176)	—	—	(1,173)
Exercise of stock options	180	2	2,338	—	—	2,340
Tax shortfall from stock-based payment
arrangements	—	—	(690)	—	—	(690)
Dividends paid	—	—	1,101	—	(83,370)	(82,269)
Stock compensation costs	—	—	7,330	—	—	7,330
Balance, December 31, 2009	73,394	$734	$326,008	$2,377	$7,902	$337,021

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (CONTINUED)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid – in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss) Income	Earnings	Total
Balance, December 31, 2009	73,394	$734	$326,008	$2,377	$7,902	$337,021
Comprehensive income:
Net income	—	—	—	—	53,452	53,452
Translation adjustment	—	—	—	192	—	192
Unrealized holding gain, net of tax of
$372	—	—	—	608	—	608
Reclassification adjustment for gains
realized in net income, net of tax of
$20	—	—	—	(33)	—	(33)
Total comprehensive income						54,219

Stock issuances (repurchases), net	484	5	(2,500)	—	—	(2,495)
Exercise of stock options	121	1	1,562	—	—	1,563
Excess benefit from stock-based
arrangements	—	—	2,504	—	—	2,504
Dividends paid	—	—	1,439	—	(85,082)	(83,643)
Stock compensation costs	—	—	7,579	—	—	7,579
Balance, December 31, 2010	73,999	$740	$336,592	$3,144	$(23,728)	$316,748

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December, 31
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$53,452	$50,303	$45,416
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of feature film production assets	13,000	3,916	15,619
Depreciation and amortization	11,707	14,424	13,083
Realized (gains) losses on sales of investments	(53)	(1,022)	233
Amortization of investment income	1,827	952	657
Stock compensation costs	7,579	7,389	7,956
Unrealized (gain) loss on revaluation of warrants	(610)	1,050	3,031
Provision for doubtful accounts	774	8,558	2,521
Provision for inventory obsolescence	2,448	1,991	2,679
(Benefit) provision for deferred income taxes	(2,410)	672	6,605
Excess tax benefits from stock-based payment arrangements	(2,758)	(133)	(1,081)
Reimbursement of operating expenses by principle stockholder	—	—	1,950
Changes in assets and liabilities:
Accounts receivable	9,908	(11,158)	(6,983)
Inventory	(2,353)	785	(2,920)
Prepaid expenses and other assets	(14,645)	18,864	(7,402)
Feature film production assets	(32,535)	(9,942)	(25,524)
Accounts payable	(2,841)	2,948	(3,617)
Accrued expenses and other liabilities	(14,760)	12,081	(11,261)
Deferred income	12,074	14,729	(4,719)
Net cash provided by operating activities	39,804	116,407	36,243
INVESTING ACTIVITIES:
Purchase of property and equipment and other assets	(12,314)	(5,525)	(26,561)
Proceeds from infrastructure incentives	4,130	-	-
Purchases of short-term investments	(96,751)	(54,593)	(119,495)
Proceeds from sales or maturities of short-term investments	64,553	53,687	167,796
Net cash (used in) provided by investing activities	(40,382)	(6,431)	21,740
FINANCING ACTIVITIES:
Repayment of long-term debt	(1,082)	(1,002)	(927)
Issuance of stock, net	1,022	951	842
Dividends paid	(83,643)	(82,269)	(81,397)
Net proceeds from exercise of stock options	1,562	2,340	6,268
Excess tax benefits from stock-based payment arrangements	2,758	133	1,081
Net cash used in financing activities	(79,383)	(79,847)	(74,133)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79,961)	30,129	(16,150)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,784	119,655	135,805
CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,823	$149,784	$119,655
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$31,047	$10,870	$16,683
Cash paid during the period for interest	$261	$341	$416

See Accompanying Notes to Consolidated Financial Statements.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1. Basis of Presentation and Business Description

     The accompanying consolidated financial statements include the accounts of WWE. “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television and pay-per-view event programming and live events and the licensing and sale of consumer products featuring our brands. Our operations are organized around four principal activities:

Live and Televised Entertainment
  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sales of television advertising and sponsorships, and fees for viewing our pay-per-view and video-on-demand programming.
Consumer Products
  Revenues consist principally of the sales of WWE produced home videos and magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and books.
Digital Media
  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.
WWE Studios
  Revenues consist of receipts from the distribution of filmed entertainment.
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

     Investment Securities, Net — We classify all of our investments as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and auction rate securities, which are classified as non-current due to continued failures of the auction mechanism that otherwise would provide liquidity to these investments. All of these investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

     Feature Film Production Assets, Net — Feature film production assets are recorded at the cost of production, including production overhead and net of production incentives. The costs for an individual film will be amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale of such film. Each reporting period management reviews, and when necessary revises, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or write-down of all or a portion of the unamortized costs of the film to its estimated fair value.

     Property and Equipment — Property and equipment are stated at historical cost net of benefits associated with tax incentives less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are depreciated based on estimated useful lives varying from five to thirty-nine years. Our corporate aircraft is depreciated over ten years on a straight-line basis less an estimated residual value of $9,500.

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
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

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
  TV rights:
     Rights fees received from distributors of our television programming, both domestically and internationally, are recorded when the program has been delivered to the distributor and is available for exhibition. Our typical distribution agreement is between one and five years in length and frequently provides for contractual increases over its term. Expenses incurred in the production of our weekly television programming are expensed when the programming is first available for exhibition.
  Films:
     Revenue recognition for our feature films varies depending on the method of distribution and the extent of control the Company exercises over the distribution and related expenses. We exercise significant control over self-distributed films and as a result, we record distribution revenue and related expenses on a gross basis in our financial statements. For self-distributed films we record revenue from the theatrical release of the feature film at the time of exhibition based on our participation in box office receipts. Home video revenues, TV rights, pay-per-view, and or video-on-demand sales are recognized for films consistent with our existing policies.

     In instances where third party distribution partners control the distribution and marketing of films (“Licensed films”) we recognize revenue on a net basis after third party studios recoup distribution fees and expenses and the results have been reported to us. This typically occurs in periods subsequent to the initial release of the film.

     Film and Television Production Incentives — The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Tax credits earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the tax credits. During 2010 we received $4,303 of incentives relating to feature film productions and $4,202 relating to qualifying capital projects which reduced the related assets. We also received $6,124 of incentives relating to television and other productions which were recorded as an offset to the related production expenses.

     Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. For 2010, 2009 and 2008, we recorded advertising expenses of $6,018, $5,035 and $12,377, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

     Foreign Currency Translation — For the translation of the financial statements of our foreign subsidiaries whose functional currencies are not U.S. Dollars, assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at average exchange rates for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date, with any gains/losses recorded in other income/expense.

     Stock-Based Compensation — New, modified and unvested share-based payment transactions with employees, such as stock options, performance stock units and restricted stock units, are recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

     Derivative Instruments – We hold warrants received from certain publicly traded companies with whom we had licensing or distribution agreements. Warrants received from these licensees were initially recorded at their estimated fair value on the date of grant using the Black-Scholes option pricing model. That amount was recorded as deferred revenue and is amortized into operating income over the life of the related agreements using straight-line amortization. For 2010, 2009 and 2008, we recorded revenues of $0, $475 and $493, respectively, related to the amortization of deferred revenue resulting from the receipt of such warrants. Subsequent to receipt, the warrants are adjusted to their estimated fair value each quarter, with changes in fair value included in other income (expense).

     Earnings Per Share (EPS) - We present both basic and diluted EPS amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury-stock method. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

Recent Accounting Pronouncements

     In September 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update regarding revenue recognition for multiple deliverable arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

     In January 2010, the FASB issued amendments to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

     In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable Generally Accepted Accounting Principles that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

3. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	2010	2009	2008
Basic	74,570	73,765	72,889
Diluted	75,306	74,286	73,523
Dilutive effect of outstanding options	14	-	61
Dilutive effect of restricted and performance stock units	718	518	571
Dilutive effect of employee share purchase plan	4	3	2
Anti-dilutive outstanding options, end of year	-	192	157

     Net income per share of Class A Common Stock and Class B Common Stock is computed in accordance with a two- class method of earnings allocation. Any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive. As there were no undistributed earnings for years ended December 31, 2010 and 2009, basic and diluted income per share was the same for both the Class A and Class B stockholders.

4. Investment Securities and Short-Term Investments

     Investments consisted of the following:

	December 31, 2010
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Auction rate securities	$16,000	$(963)	$15,037
Municipal bonds	74,766	339	75,105
Corporate bonds	22,015	4	22,019
Total	$112,781	$(620)	$112,161

	December 31, 2009
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Auction rate securities	$24,400	$(2,030)	$22,370
Municipal bonds	48,108	427	48,535
Corporate bonds	9,849	56	9,905
Total	$82,357	$(1,547)	$80,810

     During the years ended December 31, 2010 and December 31, 2009, available-for-sale securities were sold for total proceeds of $64,553 and $53,687, respectively. The gross realized gains on these sales totaled $53 and $1,022 in 2010 and 2009, respectively. Net unrealized holding losses on available-for-sale securities in the amount of $620 and $1,547 for the years ended December 31, 2010 and December 31, 2009, respectively, have been included in accumulated other comprehensive income.

     Management deems investments to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the ability to hold and intent not to sell the investment.

     In February 2008, we started to experience difficulty selling our investment in auction rate securities (“ARS”) due to multiple

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

4. Investment Securities and Short-Term Investments (continued)

failures of the auction mechanism that would otherwise provide liquidity to these investments. The securities for which auctions have failed will continue to accrue interest and be auctioned every 35 days until the auction succeeds, the issuer calls the securities, or they mature. Accordingly, there may be no effective mechanism for selling these securities and we may own long-term securities; as such, we have classified our investment in ARS as non-current investments. As of December 31, 2010, the Company had $15,037 of auction rate securities which have been valued at their estimated fair value, based on a discounted cash flow analysis which considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value and expected interest income to be received over this period. Because of the inherent subjectivity in valuing these securities, we also obtained independent valuations for each of our ARS as of December 31, 2010 in estimating their fair values. During the current year, $8,400 of ARS were redeemed at par by the issuer.

     As of December 31, 2010 we do not believe the unrealized loss position in these securities of $963 is other-than-temporary, and as such, the unrealized loss has been recorded as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), and based on our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

     In addition to the investments described above, we also hold warrants which we received from certain publicly traded companies with whom we had licensing agreements. The estimated fair value of these warrants, determined using the Black-Scholes model, was $687, $77 and $1,127 as of December 31, 2010, December 31, 2009 and December 31, 2008, respectively, and is included in other current assets at December 31, 2010. We recognized mark to market adjustments of $610, $(1,050) and $(3,031) during 2010, 2009 and 2008, respectively, relating to these warrants, which is included in other expense, net.

5. Fair Value Measurement

     Fair value is determined based on the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement based on assumptions that "market participants" would use to price the asset or liability. Accordingly, the framework considers markets or observable inputs as the preferred source of value followed by assumptions based on hypothetical transactions, in the absence of market inputs. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of assets and liabilities should include consideration of non-performance risk including the Company’s own credit risk.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

5. Fair Value Measurement (continued)

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of December 31, 2010 and December 31, 2009, respectively:

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	December 31,
	Markets (Level 1)	(Level 2)	(Level 3)	2010
Municipal bonds	$-	$75,105	$-	$75,105
Auction rate securities	-	-	15,037	15,037
Corporate bonds	-	22,019	-	22,019
Other	-	687	-	687
Total	$-	$97,811	$15,037	$112,848

		Significant
		Other	Significant
	Quoted Market	Observable	Unobservable	Fair Value at
	Prices in Active	Inputs	Inputs	December 31,
	Markets (Level 1)	(Level 2)	(Level 3)	2009
Municipal bonds	$-	$48,535	$-	$48,535
Auction rate securities	-	-	22,370	22,370
Corporate bonds	-	9,905	-	9,905
Other	-	77	-	77
Total	$-	$58,517	$22,370	$80,887

     Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash, cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments.

     We have classified our investment in municipal bonds, corporate bonds and warrants within Level 2 as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The corporate and municipal bonds are valued based on model driven valuations whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. WWE utilizes a pricing service to assist management in obtaining fair value pricing of this investment portfolio. Pricing for securities is based on proprietary models, and inputs are documented in accordance with the fair value measurements hierarchy. The estimated fair value of our warrants was determined using the Black-Scholes model.

     We have classified our investment in ARS within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The fair value of the ARS, as consistent with prior periods, was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets. During the current year, $8,400 of ARS were redeemed by the issuer at par value.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

5. Fair Value Measurement (continued)

     The table below includes a roll forward of our Level 3 assets (ARS) from January 1 to December 31 for 2010 and 2009:

	Significant		Significant
	Unobservable Inputs		Unobservable Inputs
	(Level 3)		(Level 3)
Fair value January 1, 2010	$22,370	Fair value January 1, 2009	$22,299
Purchases	-	Purchases	-
Redemptions/Proceeds	(8,400)	Redemptions/Proceeds	(450)
Transfers in	-	Transfers in	-
Realized gain	-	Realized gain	-
Unrealized gain	1,067	Unrealized gain	521
Fair value December 31, 2010	$15,037	Fair value December 31, 2009	$22,370

6. Property and Equipment

     Property and equipment consisted of the following:

	December 31,	December 31,
	2010	2009
Land, buildings and improvements	$75,762	$74,363
Equipment	70,694	67,527
Corporate aircraft	20,858	20,858
Vehicles	1,543	537
	168,857	163,285
Less accumulated depreciation and amortization	(87,862)	(78,909)
Total	$80,995	$84,376

     During 2010 we received tax credits relating to our infrastructure improvements in conjunction with our transition to high definition broadcasting. The credits were realized at $4,130 and were recorded as a reduction of the related assets.

     Depreciation expense was $11,504, $13,396 and $11,703, in 2010, 2009 and 2008, respectively. Depreciation expense for the twelve months ended December 31, 2010 reflects a one-time benefit of $1,674 from the recognition of an infrastructure tax credit discussed above. The credit was used to reduce the carrying value of the assets as of their in service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. The credit was received in the current year but related to assets placed in service in prior years.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	December 31,	December 31,
	2010	2009
Feature film productions:
In release	$27,368	$27,772
Completed but not released	27,612	-
In production	-	8,473
In development	1,273	808
Total	$56,253	$37,053

     In the current year, we released two theatrical films, Legendary and Knucklehead. Legendary and Knucklehead comprise $2,467 and $3,856, respectively, of our “In release” feature film assets. Legendary was the first film release under our revised distribution model in which we control the distribution and marketing of our productions. The distribution and marketing of our previous releases were controlled by our distribution partners and we participated in proceeds after our distribution partners recouped their expenses and distribution fees. Under our new distribution model, we record revenues and expenses on a gross basis in our financial statements. Additionally, under our new model the Company records distribution expenses, including advertising and other exploitation costs, in our financial statements as incurred. During the current year, we recorded $5,240 and $3,515 in revenue for Legendary and Knucklehead, respectively, and $3,991 and $2,135 in distribution expenses for Legendary and Knucklehead, respectively.

     In the prior year we released one theatrical film, 12 Rounds, and one Direct-to-DVD film, Behind Enemy Lines: Colombia. 12 Rounds comprises $16,187 of our “In release” feature film assets, and Behind Enemy Lines: Colombia comprises $918 of “In release” feature film assets.

     Feature film production assets are recorded net of the associated benefit of production incentives. During the year ended December 31, 2010 and 2009, we received $4,303 and $4,289, respectively, of production incentives from domestic and international feature film production activities.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated fair value of a film is not greater than the unamortized asset, the asset will be written down to fair value. As of December 31, 2010, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     Approximately 63% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 90% of “In release” film production assets are estimated to be amortized over the next three years.

     We currently have five theatrical films designated as “Completed but not released”. We also have capitalized certain script development costs for various other film projects. Capitalized script development costs are evaluated at each reporting period for impairment if, and when, a project is deemed to be abandoned. Approximately $0, $828 and $886 of previously capitalized development costs were expensed for abandoned projects in 2010, 2009 and 2008, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

8. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,
	2010	2009
Accrued pay-per-view event costs	$3,580	$3,995
Accrued payroll and bonus related costs	6,635	11,499
Accrued television costs	3,500	2,838
Accrued home video production and distribution	2,659	4,765
Accrued other	8,104	12,067
Total	$24,478	$35,164

Accrued other includes accruals for our publishing, legal and professional, and licensing business activities, none of which exceeds 5% of current liabilities.

9. Debt

     In 1997, we entered into a mortgage loan agreement under which we borrowed $12,000 at an annual interest rate of 7.6% with a maturity date of December 31, 2013. Principal and interest are to be paid in 180 monthly installments of approximately $112. The loan is collateralized by our executive offices and television studio in Stamford, Connecticut.

     As of December 31, 2010 the scheduled principal repayments under our mortgage obligation were as follows:

For the year ending December 31, 2011	1,169
For the year ending December 31, 2012	1,262
For the year ending December 31, 2013	359
Total	$2,790

10. Income Taxes

     For 2010, 2009 and 2008, we were taxed on our income from continuing operations at an effective tax rate of 34.8%, 36.7% and 34.5%, respectively. Our income tax provision for 2010, 2009 and 2008 was $28,488, $29,127 and $23,940, respectively, and included federal, state and foreign taxes.

     The components of our tax provision (benefit):

	2010	2009	2008
Current:
Federal	$27,276	$24,523	$16,089
State and local	2,975	3,599	265
Foreign	647	333	981
Deferred:
Federal	(1,761)	1,337	6,453
State and local	(594)	(644)	161
Foreign	(55)	(21)	(9)
Total	$28,488	$29,127	$23,940

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

10. Income Taxes (continued)

     Components of income before income taxes are as follows:

	2010	2009	2008
U.S.	$79,789	$78,580	$67,723
International subsidiaries	2,151	850	1,633
Income before income taxes	$81,940	$79,430	$69,356

     The following sets forth the difference between the provision for income taxes computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	2010	2009	2008
Statutory U.S. federal tax at 35%	$28,679	$27,800	$24,275
State and local taxes, net of federal benefit	1,292	1,055	908
Foreign rate differential	(202)	(150)	264
Tax exempt interest income	(508)	(576)	(1,489)
Qualified production activity deduction	(2,135)	(809)	(569)
Valuation allowance	-	(1,590)	109
Unrecognized tax benefits	582	3,029	(236)
Other	780	368	678
Provision for income taxes	$28,488	$29,127	$23,940

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following.

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Accounts receivable	$4,437	$4,291
Inventory	4,068	4,197
Prepaid royalties	11,586	6,540
Stock options/stock compensation	2,880	1,101
Credits and net operating loss carryforwards	1,416	1,225
Investments	-	569
Intangible assets	2,999	3,144
Accrued liabilities and reserves	597	711
Indirect income tax benefit	3,648	3,052
Deferred tax assets, gross	31,631	24,830
Valuation allowance	(1,413)	(1,214)
Deferred tax assets, net	30,218	23,616

Deferred tax liabilities:
Property and equipment depreciation	(3,097)	(3,499)
Capitalized feature film production costs	(19,225)	(14,633)
Investments	(3)	0
Total deferred tax assets, net	$7,893	$5,484

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

10. Income Taxes (continued)

     The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. As of December 31, 2010 and 2009, $17,128 and $11,655, respectively, of the deferred tax assets, net, are categorized as current assets and the remaining $(9,235) and $(6,171), respectively, are in Non-current income tax liabilities, in our consolidated balance sheets.

     As of December 31, 2010 and December 31, 2009, we had valuation allowances of $1,413 and $1,214, respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to losses incurred as a result of our Australian film entities, and are not expected to be realized.

     We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we believe the outcome of these audits will not have a material effect on our financial statements.

     U.S. income taxes have not been provided for on approximately $4,953 of unremitted earnings of our international subsidiaries. These earnings are expected to be indefinitely reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

Unrecognized Tax Benefits

     In July 2006, the FASB issued authoritative guidance regarding accounting for the uncertainty in income taxes. The guidance clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.

     At December 31, 2010 and December 31, 2009, we had $12,484 ($8,835 net of federal benefit) and $10,981 ($7,928 net of federal benefit), respectively, of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized.

     At December 31, 2010 and 2009, $6,651 and $0, respectively of unrecognized tax benefits and related interest and penalties reduced refundable income taxes, which are recorded in Prepaid expenses and other current assets on the consolidated balance sheet. The remaining $5,833 and $10,981, respectively, are included in Non-current income tax liabilities, in our consolidated balance sheets.

     We file income tax returns in the U.S., various states and various foreign jurisdictions. With a few exceptions, all tax years before December 31, 2006 are no longer subject to income tax examinations by tax authorities. Based upon the expiration of statutes of limitations in several jurisdictions and potential resolution of outstanding audits, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $7,487 within 12 months of December 31, 2010.

Unrecognized Tax benefits Tabular Reconciliation
	2010	2009	2008
Beginning Balance- January 1	$9,078	$6,083	$9,541
Increase to unrecognized tax benefits recorded for positions taken
during the current year	1,800	2,932	1,783
Increase (decrease) to unrecognized tax benefits recorded for
positions taken during a prior period	584	275	(110)
Decrease in unrecognized tax benefits relating to settlements with
taxing authorities	-	(70)	(3,049)
Decrease to unrecognized tax benefits resulting from a lapse of the
applicable statute of limitations	(1,379)	(142)	(2,082)
Ending Balance- December 31	$10,083	$9,078	$6,083

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

10. Income Taxes (continued)

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $2,154 of accrued interest and $247 of accrued penalties related to uncertain tax positions as of December 31, 2010. At December 31, 2009, we had approximately $1,693 of accrued interest and $210 of accrued penalties related to uncertain tax positions.

11. Film and Television Production Incentives

     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Tax credits earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the tax credits. During 2010 we received $4,303 of incentives relating to feature film productions and $4,130 relating to qualifying capital projects which reduced the related assets. We also received $6,124 of incentives relating to television and other productions which were recorded as an offset to the related production expenses. During 2009, we received $4,289 of incentives relating to feature film production and $8,330 of incentives relating to television and other productions.

12. Commitments and Contingencies

     We have certain commitments, including various non-cancelable operating leases, performance contracts with various performers and employment agreements with certain executive officers.

     Future minimum payments as of December 31, 2010 under the agreements described above were as follows:

	Operating
	Lease	Other
	Commitments	Commitments	Total
For the year ending December 31, 2011	$1,979	$24,797	$26,776
For the year ending December 31, 2012	1,562	13,701	15,263
For the year ending December 31, 2013	1,427	10,275	11,702
For the year ending December 31, 2014	1,319	7,558	8,877
For the year ending December 31, 2015	1,319	1,788	3,107
Thereafter	1,876	8,280	10,156
Total	$9,482	$66,399	$75,881

     Rent expense under operating leases included in continuing operations was approximately $2,263, $2,646 and $2,758 for 2010, 2009 and 2008, respectively.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

12. Commitments and Contingencies (continued)

IPO Class Action

     In December 2001, a purported class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of New York alleging violations of federal securities laws relating to our initial public offering in 1999. According to the claims, the underwriters, who were also named as defendants, allegedly engaged in manipulative practices by, among other things, pre-selling allotments of shares of our stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements to artificially inflate the Company’s stock price. The complaint further alleges that we knew or should have known of such unlawful practices. In or around March 2009, the parties agreed to a global settlement of the litigation in its entirety. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of settlement, which was granted by the court by order dated June 10, 2009. On October 6, 2009, the court granted final approval of the settlement agreement, and various objectors have filed notices to appeal this decision. The Company is a party to the settlement and is not one of the parties appealing the settlement’s approval. We are unable to predict whether these appeals will be successful, but assuming they are unsuccessful and the settlement is completed, no financial obligation has been or will be incurred by the Company and accordingly, no loss has been or will be recognized.

Other Matters

     We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, the outcome of which is not expected to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

13. Related Party Transactions

     Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls approximately 88% of the voting power of the issued and outstanding shares of our common stock. Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.

     In February 2008, the Company increased its quarterly dividend from $0.24 to $0.36 per share. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years, which has now expired. Any new dividend waiver is subject to two things. The first is the receipt of approval of the Internal Revenue Service, which has been obtained. The second is the agreement of members of the McMahon family. No determination has been made by the McMahon family to enter into a new waiver agreement.

     On September 16, 2009, Linda McMahon resigned as Chief Executive Officer of the Company and announced her candidacy for the United States Senate, representing the State of Connecticut. Mrs. McMahon’s election team engaged the Company to produce certain television advertisements during the initial months of the campaign. The Company performed these services and charged the campaign the fair market value for the provided television production services, which was $360 and $162 in 2010 and 2009, respectively. In addition, Mrs. McMahon rented personal office space from the Company for a period of two and one half months for which the Company received approximately $23 in 2009, which represented the fair market value of the office space utilized.

     In June 2008, the Company performed a brand awareness campaign entitled McMahon’s Million Dollar Mania™, whereby a total of $3,000 in cash prize awards was given away to viewers of our “Monday Night RAW” television program. The prize money for this campaign was personally funded by Vincent K. McMahon. As such, the Company received a capital contribution of $1,950, representing the net of tax impact to WWE for the prize money awarded to the selected contestants.

14. Stockholders’ Equity

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

14. Stockholders’ Equity (continued)

     Beginning in February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares. The quarterly dividend on all Class A and Class B shares held by members of the McMahon family and their respective trusts remained at $0.24 per for a period of three years due to a waiver received from the McMahon family that expired in February 2011. Any new dividend waiver is subject to two things. The first is the receipt of the approval of the Internal Revenue Service, which has been obtained. The second is the agreement of members of the McMahon family. No determination has been made by the McMahon family to enter into a new waiver agreement. We paid four quarterly dividends of $0.36 per share, or $38,724, on all Class A common shares and $0.24 per share, or $44,919, on all Class B common shares in 2010. We paid four quarterly dividends of $0.36 per share, or $36,504, on all Class A common shares and $0.24 per share, or $45,765, on all Class B common shares in 2009. We paid four quarterly dividends of $0.36 per share, or $35,592, on all Class A common shares and $0.24 per share, or $45,805, on all Class B common shares in 2008.

15. Share Based Compensation

     The 2007 Omnibus Incentive Plan (“2007 Plan”) provides for grants of options and other forms of equity-based incentive awards as determined by the compensation committee of the Board of Directors as incentives and rewards to encourage employees, directors, consultants and performers to participate in our long-term success. Prior to the 2007 Plan, share based compensation was governed by the Company’s Long-Term Incentive Plan (“LTIP”). In 2004, we began issuing restricted stock units (“RSUs”), which generally vest ratably over three years. In July 2007, we began issuing performance stock units (“PSUs”) in addition to RSUs.

     As of December 31, 2010 there were approximately 3.0 million shares available for future grants under the 2007 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs and PSUs.

     Stock based compensation cost was $7,559, $7,389 and $7,956 for 2010, 2009 and 2008, respectively. The total recognized tax benefit was $2,872, $2,808 and $3,023 for 2010, 2009 and 2008, respectively.

     The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash flows and were $2,758, $133 and $1,081 in 2010, 2009 and 2008, respectively.

Stock Options

     We have not granted any stock options since June 2004. The following table summarizes stock option activity for 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Options	Price	Term	Value
Outstanding at January 1, 2010	192,436	$13.14	1.6	$421
Exercised	(120,470)	$12.97	—	$290
Outstanding, vested and exercisable at December 31, 2010	71,966	$13.44	1.5	$58

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

15. Share Based Compensation (continued)

     The intrinsic values of options exercised were $290, $213 and $2,730 for 2010, 2009 and 2008, respectively. Cash received from option exercises under all share-based payment arrangements totaled $1,562, $2,340 and $6,268 for 2010, 2009 and 2008, respectively. Tax benefits realized from tax deductions associated with stock option exercises totaled $110, $133 and $1,037 for 2010, 2009 and 2008, respectively. At December 31, 2010, there were no unrecognized compensation costs as all outstanding options are vested.

Restricted Stock Units

     The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of restricted stock units is recognized as expense over the service period, three years, net of estimated forfeitures, using the straight-line method. We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. For the year ended December 31, 2010, we estimate that 8% of the current year’s restricted stock units will be forfeited over the life of the grant.

     During 2010, we granted 15,000 RSUs at a weighted average price per share of $15.30 and an aggregate grant date fair value of $230. Such issuances were granted to officers and employees under our 2007 Plan. We recognized $733 of compensation expense associated with restricted stock units, which was classified as selling, general and administrative expense. Tax benefits realized from RSU related compensation expense totaled $279.

     We granted 45,000 and 105,000 RSUs in 2009 and 2008, respectively, at a weighted average price per share of $11.54 and $15.80, respectively. During 2009 and 2008, we recognized $1,609 and $1,867, respectively, of compensation expense associated with restricted stock units, which was classified as selling, general and administrative expense. During 2009 and 2008, tax benefits realized from RSU related compensation expense totaled $611 and $709, respectively.

     The following table summarizes the activity of restricted stock units:

		Weighted Average Grant
Restricted Stock Units	Units	Date Fair Value
Unvested at January 1, 2010	203,686	$14.22
Granted	15,000	$15.30
Vested	(107,425)	$15.02
Forfeited	(23,637)	$13.66
Dividends	14,877	$15.79
Unvested at December 31, 2010	102,501	$13.63

     As of December 31, 2010 there was $354 of total unrecognized compensation cost related to unvested RSUs to be recognized over a weighted-average period of approximately 0.7 years. Based on the current restricted stock units outstanding, $283 of compensation expense will be recognized in 2011 and the remaining $71 will be recognized from 2012 to 2013.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

15. Share Based Compensation (continued)

Performance Stock Units

     The estimated grant of PSUs is communicated to employees on the communication date, with the amount of the grant based on achieving predetermined financial metrics. The estimated number of PSUs expected to be issued is adjusted quarterly, based on the estimated probable outcome of the Company’s performance at the end of the performance period. The ultimate number of PSUs that are issued to an employee is a result of the actual performance of the Company at the end of the performance period compared to the performance targets.

     The fair value of PSUs is initially determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of performance stock units is recognized as expense over the service period, approximately three and one-half years, net of estimated forfeitures, using the straight-line method. We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. For the year ended December 31, 2010, we estimate that 8% of the current year’s performance stock grants will be forfeited over the life of the grant.

     During 2010, we issued 422,250 PSUs at a weighted average price per share of $17.01, as part of our 2007 Omnibus Incentive Plan. Based on the financial results for the year ended December 31, 2010, 274,000 PSUs are expected to be issued in 2011 related to this grant. The estimated compensation expense is $3,589 and the PSUs will vest in three annual installments beginning in July 2011. In 2010, we recognized $6,632 of compensation expense associated with performance stock units, which is classified as selling, general and administrative expense. Tax benefits realized from PSU related compensation expense totaled $2,520.

     During 2009, we issued 586,500 PSUs at a weighted average price per share of $9.91, as part of our 2007 Omnibus Incentive Plan. Based on the financial results for the year ended December 31, 2009, 765,000 PSUs were ultimately issued in 2010 related to this grant. In 2009, we recognized $5,580 of compensation expense associated with performance stock units, which is classified as selling, general and administrative expense. Tax benefits realized from PSU related compensation expense totaled $2,120.

     During 2008, we issued 471,500 PSUs at a weighted average price per share of $18.83, as part of our 2007 Omnibus Incentive Plan. Based on the financial results for the year ended December 31, 2008, approximately 310,800 PSUs were ultimately issued in 2009 related to this grant. In 2008, we recognized $5,839 of compensation expense associated with performance stock units, which was classified as selling, general and administrative expense. Tax benefits realized from PSU related compensation expense totaled $2,219.

     The following table summarizes the activity of performance stock units:

		Weighted Average
Performance Stock Units	Units	Grant Date Fair Value
Unvested at January 1, 2010	883,210	$12.91
Adjustment	226,170	$9.91
Granted	422,250	$17.01
Vested	(516,259)	$13.51
Forfeited	(61,588)	$13.73
Dividends	71,340	$16.00
Unvested at December 31, 2010	1,025,123	$15.80

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

15. Share Based Compensation (continued)

     As of December 31, 2010 there was $5,567 of total unrecognized compensation cost related to unvested PSUs to be recognized over a weighted-average period of approximately 0.8 years. Based on the current PSUs outstanding, $3,854 of compensation expense will be recognized in 2011 and the remaining $1,713 will be recognized during 2012 and 2013.

Employee Stock Purchase Plan

     We provide a stock purchase plan for our employees. Under the plan, all regular full-time employees may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded for the difference between the fair market value and the discounted price. In 2010, two purchases occurred and resulted in a $194 charge. Approximately 165 employees were participants in the stock purchase plan and these employees purchased approximately 57,334 shares of our common stock at an average price of $12.42 per share. In 2009, two purchases occurred and resulted in a $200 charge. Approximately 150 employees were participants in the stock purchase plan and these employees purchased approximately 67,476 shares of our common stock at an average price of $8.80 per share. In 2008, two purchases occurred and resulted in a $106 charge. Approximately 130 employees were participants in the stock purchase plan and these employees purchased approximately 46,953 shares of our common stock at an average price of $11.86 per share.

16. Employee Benefit Plans

     We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $1,189, $1,171 and $1,136 during 2010, 2009 and 2008, respectively. The Company has not made any discretionary matching contributions during 2010, 2009 or 2008.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

17. Segment Information

     Revenues derived from sales outside of North America were approximately $135,343, $127,096 and $135,183 for 2010, 2009 and 2008, respectively. Revenues generated in the United Kingdom, our largest international market, were approximately $33,932, $36,516 and $47,301 for 2010, 2009 and 2008, respectively.

     We do not allocate corporate overhead to each of the segments and as a result, corporate overhead is a reconciling item in the table below. The activities of each segment are summarized in Note 1.

     The table presents information about the financial results of each segment for 2010, 2009 and 2008 and assets as of December 31, 2010 and December 31, 2009. Unallocated assets consist primarily of cash, investments and fixed assets.

	2010	2009	2008
Net revenues:
Live and Televised Entertainment	$331,835	$334,993	$331,454
Consumer Products	97,376	99,740	135,669
Digital Media	28,937	32,757	34,822
WWE Studios	19,507	7,671	24,512
Total net revenues	$477,655	$475,161	$526,457

Depreciation and amortization:
Live and Televised Entertainment	$5,657	$7,670	$6,374
Consumer Products	203	1,028	1,384
Digital Media	1,178	1,263	1,204
WWE Studios	4	-	-
Corporate	4,665	4,463	4,121
Total depreciation and amortization	$11,707	$14,424	$13,083

Operating income:
Live and Televised Entertainment	$119,166	$124,682	$92,386
Consumer Products	49,992	52,677	76,474
Digital Media	4,951	5,795	6,182
WWE Studios	(1,762)	2,173	7,189
Corporate	(90,089)	(108,194)	(111,944)
Total operating income	$82,258	$77,133	$70,287

	As of:
	December 31, 2010	December 31, 2009
Assets:
Live and Televised Entertainment	$129,970	$141,915
Consumer Products	17,095	21,521
Digital Media	5,849	7,111
WWE Studios	77,977	43,186
Unallocated	184,838	226,888
Total assets	$415,729	$440,621

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

18. Concentration of Credit Risk

     We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, including our television, pay-per-view and home video distributors. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses. During the prior year, we recorded a $7,407 charge for bad debt expense related to a receivable due from a previous distribution partner. The Company closely monitors the status of receivables with our customers and maintains allowances for anticipated losses as deemed appropriate. Our total allowance for doubtful accounts balance was $12,316 as of December 31, 2010 and $11,926 as of December 31, 2009. Bad debt expense was approximately $774 for the year ended December 31, 2010, and $8,558 for the year ended December 31, 2009.

19. Quarterly Financial Summaries (unaudited)

	1stQuarter	2ndQuarter	3rdQuarter	4thQuarter
2010	(1)(2)	(1)	(3)(4)(5)(6)	(3)(4)(7)(8)
Net revenues	$138,725	$106,842	$109,564	$122,524
Cost of revenues	$73,685	$63,094	$61,763	$75,756
Net income	$24,737	$6,251	$14,337	$8,127
Earnings per common share: basic
Net income	$0.33	$0.08	$0.19	$0.11
Earnings per common share: diluted
Net income	$0.33	$0.08	$0.19	$0.11

2009
Net revenues	$107,825	$138,794	$111,254	$117,288
Cost of revenues	$56,437	$75,750	$60,077	$63,583
Net income	$10,322	$19,874	$8,939	$11,168
Earnings per common share: basic
Net income	$0.14	$0.27	$0.12	$0.15
Earnings per common share: diluted
Net income	$0.14	$0.27	$0.12	$0.15

(1)
Our annual WrestleMania event occurred on March 28, 2010 and April 5, 2009. As such the results are recorded in our first quarter in 2010 and our second quarter in 2009. WrestleMania contributed approximately $28,806 in net revenues, $15,733 in cost of revenues and $8,785 in net income in Q1 2010 and $32,156 in net revenues, $17,152 in cost of revenues and $9,702 in net income in Q2 2009.

(2)	Net income in the first quarter of 2010 includes the benefit of $1,088 relating to infrastructure incentives.

(3)	Cost of revenues in the fourth and third quarter of 2009 includes the benefit of $3,631 and $1,356, respectively, relating to incentives received relating to television and other productions.

(4)
Net income in the fourth and third quarter of 2009 includes charges of $4,036 and $630, respectively, relating to allowances recorded against a receivable due from a previous distribution partner. Also included is the benefit of $3,672 and $1,576, respectively, relating to incentives received relating to television and other productions.

(5)
Revenues and cost of revenues in the third quarter of 2010 includes $3,768 and $5,477, respectively, relating to the transition to a self-distribution model for our WWE Studios segment. Cost of revenues also includes the benefit of $3,997 relating to incentives received relating to television and other productions.

(6)	Net income in the third quarter of 2010 includes the benefit of $3,981 relating to incentives received relating to television and other productions.

(7)	Revenues and cost of revenues in the fourth quarter of 2010 includes $4,998 and $5,995, respectively, relating to the transition to a self-distribution model for our WWE Studios segment.

(8)	Included in the results for the fourth quarter of 2010 was the recording of an adjustment attributable to prior periods which reduced cost of revenues and SG&A expenses by $863 and $497, respectively, and as a result increased net income by $884. The Company evaluated the effects of this adjustment on quarterly and annual consolidated financial statements and determined the adjustment to be immaterial in all periods.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charges to
	Balance at	Expense/		Balance at
	Beginning	Against		End of
Description	of Year	Revenues	Deductions (1)	Year
For the Year Ended December 31, 2010
Allowance for doubtful accounts	$11,926	$774	$(384)	$12,316
Magazine publishing allowance for newsstand returns	4,823	28,938	(29,484)	4,277
Home video allowance for returns	5,535	23,954	(23,852)	5,637

For the Year Ended December 31, 2009
Allowance for doubtful accounts	$4,718	$8,558	$(1,350)	$11,926
Magazine publishing allowance for newsstand returns	6,266	28,351	(29,794)	4,823
Home video allowance for returns	6,265	19,093	(19,823)	5,535

For the Year Ended December 31, 2008
Allowance for doubtful accounts	$1,358	$2,521	$839	$4,718
Magazine publishing allowance for newsstand returns	4,808	32,596	(31,138)	6,266
Home video allowance for returns	6,622	18,809	(19,166)	6,265

(1)	Deductions are comprised primarily write-offs of specific bad debts and returns.