Form 10-Q
period 2011-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2011-05-09
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes      X           No _____

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

Yes _____       No      X

At May 5, 2011 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 27,577,653 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 46,482,591.

World Wrestling Entertainment, Inc.

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenues	$119,907	$138,725

Cost of revenues	73,247	73,685
Selling, general and administrative expenses	29,859	25,879
Depreciation and amortization	3,635	1,839

Operating income	13,166	37,322

Investment income, net	457	483
Interest expense	(50)	(71)
Other income (expense), net	60	(1,042)

Income before income taxes	13,633	36,692

Provision for income taxes	5,030	11,955

Net income	$8,603	$24,737

Earnings per share:
Basic and diluted	$0.11	$0.33

Weighted average common shares outstanding:
Basic	75,043	74,231
Diluted	75,727	75,219

See Accompanying Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheet
(in thousands)
(unaudited)

	As of	As of
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,003	$69,823
Short-term investments	102,909	97,124
Accounts receivable, net	48,878	52,051
Inventory	2,002	2,087
Deferred income tax assets	17,620	17,128
Prepaid expenses and other current assets	17,785	20,856
Total current assets	257,197	259,069
PROPERTY AND EQUIPMENT, NET	79,914	80,995
FEATURE FILM PRODUCTION ASSETS, NET	50,359	56,253
INVESTMENT SECURITIES, NET	15,092	15,037
OTHER ASSETS	5,382	4,375
TOTAL ASSETS	$407,944	$415,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,191	$1,169
Accounts payable	19,107	18,441
Accrued expenses and other liabilities	32,553	24,478
Deferred income	24,218	28,323
Total current liabilities	77,069	72,411
LONG-TERM DEBT	1,314	1,621
NON-CURRENT INCOME TAX LIABILITIES	14,156	15,068
NON-CURRENT DEFERRED INCOME	9,470	9,881
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock	276	275
Class B common stock	465	465
Additional paid-in capital	338,396	336,592
Accumulated other comprehensive income	3,333	3,144
Accumulated deficit	(36,535)	(23,728)
Total stockholders' equity	305,935	316,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$407,944	$415,729

See Accompanying Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$8,603	$24,737
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of feature film production assets	9,212	1,340
Revaluation of warrants	-	(96)
Depreciation and amortization	3,635	1,839
Realized gain on sale of investments	-	(52)
Amortization of investment income	625	366
Stock compensation costs	1,054	2,347
Recovery of accounts receivable write-offs	(577)	(1,488)
Provision for inventory obsolescence	168	974
Benefit from deferred income taxes	(1,653)	(3,694)
Excess tax benefits from stock-based payment arrangements	(32)	(157)
Changes in assets and liabilities:
Accounts receivable	3,750	(428)
Inventory	(84)	(713)
Prepaid expenses and other assets	(571)	(2,850)
Feature film production assets	(3,118)	(7,597)
Accounts payable	666	2,177
Accrued expenses and other liabilities	11,706	10,744
Deferred income	(4,517)	10,594
Net cash provided by operating activities	28,867	38,043
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(4,116)	(2,807)
Proceeds from infrastructure incentives	-	3,240
Purchase of short-term investments	(20,893)	(34,566)
Proceeds from sales or maturities of short-term investments	15,177	2,479
Net cash used in investing activities	(9,832)	(31,654)
FINANCING ACTIVITIES:
Repayments of long-term debt	(284)	(263)
Dividends paid	(21,062)	(20,707)
Issuance of stock, net	459	434
Net proceeds from exercise of stock options	-	553
Excess tax benefits from stock-based payment arrangements	32	157
Net cash used in financing activities	(20,855)	(19,826)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,820)	(13,437)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,823	149,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,003	$136,347

See Accompanying Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2010	73,999	$740	$336,592	$3,144	$(23,728)	$316,748

Comprehensive income:
Net income	-	-	-	-	8,603	8,603
Translation adjustment		-	-	151	-	151
Unrealized holding gain, net of tax	-			38		38

Total comprehensive income						8,792

Stock issuances, net	49	1	370	-	-	371
Excess tax benefits from stock based
payment arrangements	-	-	32	-	-	32
Dividends paid	-	-	348	-	(21,410)	(21,062)
Stock compensation costs	-	-	1,054	-	-	1,054

Balance, March 31, 2011	74,048	$741	$338,396	$3,333	$(36,535)	$305,935

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2010.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

Recent Accounting Pronouncements

     In September 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update regarding revenue recognition for multiple deliverable arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The adoption of this standard update did not have a material effect on our consolidated financial statements.

2. Share Based Compensation

     Compensation expense relating to grants of performance stock units (PSUs) and restricted stock units (RSUs) are recognized over the period during which the employee rendered service to the Company necessary to earn the award. Stock based compensation cost totaled $1,015 and $2,287 for the three months ended March 31, 2011 and 2010, respectively.

     During the quarter, we granted 523,500 PSUs under our 2007 Omnibus Incentive Plan (“Plan”) at a price per share of $12.35. This grant is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2011. If these targets are met, the shares issued will vest in equal annual installments. Total stock compensation cost of $6,054 related to these PSUs is based on the estimated value of the units on the issuance date, net of estimated forfeitures. The compensation will be amortized over the service period, which is approximately three and one-half years.

     During 2010, we granted 422,250 PSUs under our Plan at a price per share of $17.01. Based on the financial results for the year ended December 31, 2010, approximately 279,000 PSUs were ultimately issued in 2011 related to this grant at an average price per share of $12.13.

     At March 31, 2011, an aggregate of 1,383,440 PSUs were unvested for all PSU grants with a weighted average fair value of $13.43 per share.

     During the quarter, we granted 27,500 RSUs under the Plan at a weighted average grant date fair value of $13.91 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $352. The compensation will be amortized over the service period, which is approximately three years.

     At March 31, 2011, 105,981 RSUs were unvested with a weighted average fair value of $14.33 per share.

3. Stockholders’ Equity

Dividends

     Beginning in February 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.36 per share on all Class A common shares. The quarterly dividend on all Class A and Class B shares held by members of the McMahon family and their respective trusts remained at $0.24 per for a period of three years due to a waiver received from the McMahon family. This waiver expired after the declaration of the March 2011 dividend. We paid cash dividends of $21,062 and $20,707 for the three months ended March 31, 2011 and March 31, 2010, respectively.

     On April 28, 2011, the Company declared a quarterly dividend payable June 27, 2011, of $0.12 per share of common stock. All Class A and Class B shares will receive dividends in the amount of $0.12 per share including those shares held by members of the McMahon family and their respective trusts.

Comprehensive Income

     The following table presents comprehensive income for the current and prior year quarters:

	As of
	March 31,	March 31,
	2011	2010
Net income	$8,603	$24,737
Translation adjustment	151	8
Unrealized holding gain (loss), net of tax	38	(87)
Reclassification adjustment for gains realized in net income, net of tax	-	(32)
Total comprehensive income	$8,792	$24,626

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

4. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net Income	$8,603	$24,737

Denominator:
Weighted Average Shares Outstanding
Basic
Class A	28,560	26,517
Class B	46,483	47,714
Total	75,043	74,231
Diluted
Class A	29,244	27,505
Class B	46,483	47,714
Total	75,727	75,219

Earnings Per Share:
Basic
Class A	-	$0.42
Class B	-	$0.29
Total	$0.11	$0.33
Diluted
Class A	-	$0.41
Class B	-	$0.29
Total	$0.11	$0.33

     Net income per share for the three months ended March 31, 2010 was computed using the two- class method of earnings allocation. As such, any undistributed earnings for this period is allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive.

     As there were no undistributed earnings for the three months ended March 31, 2011, Class A and Class B earnings per share were not calculated separately.

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. Revenues derived from sales outside of North America were $30,106 and $31,779 for the three months ended March 31, 2011 and March 31, 2010, respectively. Revenues generated in the United Kingdom, our largest international market, were $6,680 and $7,958 for the three months ended March 31, 2011 and March 31, 2010, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2011	2010
Net revenues:
Live and Televised Entertainment	$70,335	$98,223
Consumer Products	34,837	30,746
Digital Media	6,129	6,396
WWE Studios	8,606	3,360
Total net revenues	$119,907	$138,725

	Three months ended March 31,
	2011	2010
Depreciation and amortization:
Live and Televised Entertainment	$1,852	$298
Consumer Products	121	62
Digital Media	315	287
WWE Studios	2	-
Corporate	1,345	1,192
Total depreciation and amortization	$3,635	$1,839

	Three months ended March 31,
	2011	2010
Operating income:
Live and Televised Entertainment	$22,922	$39,207
Consumer Products	20,388	17,336
Digital Media	722	986
WWE Studios	(4,111)	1,426
Corporate	(26,755)	(21,633)
Total operating income	$13,166	$37,322

	As of
	March 31,	December 31,
	2011	2010
Assets:
Live and Televised Entertainment	$126,035	$129,970
Consumer Products	19,901	17,095
Digital Media	5,494	5,849
WWE Studios	78,283	77,977
Unallocated	178,231	184,838
Total assets	$407,944	$415,729

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2011	2010
Land, buildings and improvements	$76,072	$75,762
Equipment	72,830	70,694
Corporate aircraft	20,858	20,858
Vehicles	1,545	1,543
	171,305	168,857
Less accumulated depreciation and amortization	(91,391)	(87,862)
Total	$79,914	$80,995

     In the prior year quarter we received tax incentives relating to our infrastructure improvements in conjunction with our transition to high definition broadcasting. These incentives were realized at $4,202 and were recorded as a reduction of the related assets. In the current quarter we did not receive any similar incentives.

     Depreciation and amortization expense for property and equipment totaled $3,514 and $1,777 for the three months ended March 31, 2011 and 2010, respectively. Depreciation expense in the prior year quarter reflected a one-time benefit of $1,674 from the recognition of an infrastructure tax credit. The credit was used to reduce the carrying value of the assets as of their in service date and consequently the adjustment to depreciation expense reflected the revised amount incurred to date.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	March 31,	December 31,
	2011	2010
Feature film productions:
In release	$24,289	$27,368
Completed but not released	22,099	27,612
In production	2,714	-
In development	1,257	1,273
Total	$50,359	$56,253

     In the current quarter we released one theatrical film, The Chaperone, which comprises $3,668 of our “In release” feature film assets. The Chaperone was the third film released under our revised distribution strategy in which we control the distribution and marketing of our productions. The distribution and marketing of our films under our previous model was controlled by our distribution partners and we participated in proceeds after our distribution partners recouped their expenses and distribution fees. Under our new distribution model, we record revenues and expenses on a gross basis in our financial statements. Additionally, under our new model the Company records distribution expenses, including advertising and other exploitation costs, in our financial statements as incurred. During the current quarter, we recorded $3,191 of revenues and $4,659 in distribution expenses for The Chaperone.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

     Feature film production assets are recorded net of the associated benefit of production incentives. During the three months ended March 31, 2011 and 2010 we realized $3,127 and $0, respectively, of production incentives from  feature film production activities.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. During the three months ended March 31, 2011, we recorded an impairment charge of $2,800 as a result of updated performance expectations of our licensed feature film, 12 Rounds. As of March 31, 2011, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     Approximately 63% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 93% of “In release” film production assets are estimated to be amortized over the next three years.

     We currently have four theatrical films designated as “Completed but not released” and one theatrical film designated as “In-production”. We also have capitalized certain script development costs for various other film projects. Capitalized script development costs are evaluated at each reporting period for impairment and are expensed when a project is deemed to be abandoned. During the three months ended March 31, 2011 and 2010, we expensed $34 and $0, respectively of previously capitalized development costs related to abandoned projects.

8. Investment Securities and Short-Term Investments

     Investment securities and short-term investments consisted of the following:

	March 31, 2011
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Auction rate securities	$16,000	$(908)	$15,092
Municipal bonds	89,068	294	89,362
Corporate bonds	13,491	56	13,547
Total	$118,559	$(558)	$118,001

	December 31, 2010
		Unrealized
		Holding
	Amortized	Gain	Fair
	Cost	(Loss)	Value
Auction rate securities	$16,000	$(963)	$15,037
Municipal bonds	74,766	339	75,105
Corporate bonds	22,015	4	22,019
Total	$112,781	$(620)	$112,161

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

     We classify all of our investments as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and auction rate securities (“ARS”). All of these investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of March 31, 2011 contractual maturities of these investments are as follows:

Maturities
Auction rate securities	25-30 years
Municipal bonds	3 months-6 years
Corporate bonds	1-5 years

     During the three months ended March 31, 2011 and March 31, 2010, available-for-sale securities were sold for total proceeds of $0 and $2,478, respectively. The gross realized gains on these sales totaled $0 and $52 in the current and prior year quarters, respectively. There were no gross realized losses on these sales in the current or prior year quarters. Net unrealized holding losses on available-for-sale securities in the amount of $558 and $1,739 for the three months ended March 31, 2011 and March 31, 2010, respectively, have been included in accumulated other comprehensive income.

     In February, 2008, we started to experience difficulty in selling our investments in auction rate securities due to multiple failures of the auction mechanism that provided liquidity to these investments. All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested has failed to make an interest payment when due. Our ARS will continue to be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As we maintain a strong liquidity position, we have no intent to sell the securities. We believe that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

     As of March 31, 2011, we recorded a cumulative adjustment to reduce the fair value of our investment in ARS of $908, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

9. Fair Value Measurement

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

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of March 31, 2011 and December 31, 2010, respectively, was as follows:

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
Municipal bonds	$89,362	$-	$89,362	$-
Auction rate securities	15,092	-	-	15,092
Corporate bonds	13,547	-	13,547	-
Other	-	-	-	-
Total	$118,001	$-	$102,909	$15,092

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Municipal bonds	$75,105	$-	$75,105	$-
Auction rate securities	15,037	-	-	15,037
Corporate bonds	22,019	-	22,019	-
Other	687	-	687	-
Total	$112,848	$-	$97,811	$15,037

     Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash, cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments.

     We have classified our investment in municipal bonds, corporate bonds and warrants within Level 2 as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The corporate and municipal bonds are valued based on model-driven valuations whereby market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources are used as inputs to an algorithm. The estimated fair value of our warrants held at December 31, 2010 was determined using the Black-Scholes model.

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

     The table below includes a roll forward of our Level 3 assets (ARS) from January 1, 2011 to March 31, 2011 and January 1, 2010 to March 31, 2010, respectively.

	Significant		Significant
	Unobservable		Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
Fair value January 1, 2011	$15,037	Fair value January 1, 2010	$22,370
Purchases	-	Purchases	-
Redemptions/Proceeds	-	Redemptions/Proceeds	-
Transfers in	-	Transfers in	-
Realized gain	-	Realized gain	-
Unrealized gain	55	Unrealized loss	(90)
Fair value March 31, 2011	$15,092	Fair value March 31, 2010	$22,280

10. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2011	2010
Accrued pay-per-view event costs	$4,261	$3,580
Accrued payroll and bonus related costs	5,431	6,635
Accrued television costs	1,793	3,500
Accrued home video production and distribution	3,266	2,659
Accrued income taxes (1)	8,903	-
Accrued other	8,899	8,104
Total	$32,553	$24,478

(1)	At December 31, 2010, income taxes had a refundable balance of $3,510 and were included in Prepaid expenses and other current assets on our Consolidated Balance Sheet.

     Accrued other includes accruals for our publishing, legal and professional, and licensing business activities, none of which exceeds 5% of current liabilities.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

11. Concentration of Credit Risk

     We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, including our television, pay-per-view and home video distributors. The Company closely monitors the status of receivables with our customers and maintains allowances for anticipated losses as deemed appropriate. Our total allowance for doubtful accounts balance was $11,720 as of March 31, 2011 and $12,316 as of December 31, 2010. Recovery from bad debts was $577 for the quarter ended March 31, 2011, as compared to $1,488 for the quarter ended March 31, 2010; these recoveries were the result of payments received from customers with balances anticipated as uncollectable at year-end.

12. Film and Television Production Incentives

     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the three months ended March 31, 2011 we received $3,127 of incentives relating to feature film productions which reduced the related assets. During the three months ended March 31, 2010 we received $4,202 relating to qualifying capital projects, which reduced the related assets.

13. Income Taxes

     At March 31, 2011, we have $10,131 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. Of this amount, $5,282 is classified in accrued expenses and other liabilities and the remaining $4,849 is classified in non-current income tax liabilities. At March 31, 2010, we had $9,172 of unrecognized tax benefits.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $2,523 of accrued interest and penalties related to uncertain tax positions as of March 31, 2011. Of this amount, $1,312 is classified in accrued expenses and other liabilities and the remaining $1,211 is classified in non-current income tax liabilities. At March 31, 2010, we had $1,827 of accrued interest and penalties related to uncertain tax positions.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2006.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $7,989 within 12 months of March 31, 2011.

14. Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(unaudited)

IPO Class Action

     There has been no significant development in this legal proceeding subsequent to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
(Dollars in millions, except as noted)

Summary

	March 31,	March 31,	better
Net Revenues:	2011	2010	(worse)
Live and Televised Entertainment	$70.4	$98.2	(28%)
Consumer Products	34.8	30.7	13%
Digital Media	6.1	6.4	(5%)
WWE Studios	8.6	3.4	153%
Total	$119.9	$138.7	(14%)

	March 31,	March 31,	better
Cost of Revenues:	2011	2010	(worse)
Live and Televised Entertainment	$43.2	$56.8	24%
Consumer Products	13.2	12.0	(10%)
Digital Media	4.6	3.6	(28%)
WWE Studios	12.2	1.3	(838%)
Total	$73.2	$73.7	1%
Profit contribution margin	39%	47%

	March 31,	March 31,	better
Operating Income:	2011	2010	(worse)
Live and Televised Entertainment	$22.9	$39.2	(42%)
Consumer Products	20.4	17.3	18%
Digital Media	0.7	1.0	(30%)
WWE Studios	(4.1)	1.4	(393%)
Corporate	(26.7)	(21.6)	(24%)
Total operating income	$13.2	$37.3	(65%)
Net income	$8.6	$24.7	(65%)

     Our comparative results were significantly impacted by the timing of our annual WrestleMania event. In 2011, WrestleMania XXVII occurred on April 3rd and consequently will be included in our second quarter financial results. In 2010, WrestleMania XXVI occurred on March 28th, and was included in our first quarter financial results. WrestleMania XXVI contributed $28.8 million of revenues and $13.1 million of profit ($8.8 million, net of tax) to our results in the prior year quarter. In addition, the current year quarter results reflect $1.4 million in marketing expenses to promote WrestleMania XXVII.

     The comparability of our results was also impacted by our WWE Studios’ business change to a self-distribution model starting in the third quarter of 2010. Under this model, we recognize revenues and expenses for our films on a gross basis upon release. During the current quarter we released one film under this self-distribution model, The Chaperone. We previously released six films that were distributed by third-party distribution partners whereby we participated in revenues after their recoupment of distribution expenses and fees and the results have been reported to us. As a result, the revenue and related expenses were recorded on a net basis after the distributor’s recoupment, which typically occurred in periods subsequent to the film’s initial release. In the current quarter, we recorded $4.0 million in revenue and $5.7 million in cost of revenue related to our self-distributed films. Included in the cost of revenue is $2.7 million of amortization of production costs and $3.0 million of distribution-related expenses.

     In addition, the comparability of our results was also impacted by a $2.8 million impairment charge relating to of one of our licensed feature films, 12 Rounds, in the current quarter.

     Our Live and Televised Entertainment segment revenues decreased primarily due to a $28.5 million timing difference for our annual WrestleMania event discussed previously. Our Consumer Products segment experienced a 20% increase in licensing revenue, reflecting an increase in sales of both toys and video games as compared to the prior year quarter. Our WWE Studios segment reflected a $5.2 million increase in revenue due to the adoption of our self-distribution model in the third quarter of 2010 and a change in the mix of films.

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

	March 31,	March 31,	better
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	2011	2010	(worse)
Live events	$19.6	$26.0	(25%)
North America	$17.4	$23.5	(26%)
International	$2.2	$2.5	(12%)
Total live event attendance	499,100	620,400	(20%)
Number of North American events	73	71	3%
Average North American attendance	6,400	8,100	(21%)
Average North American ticket price (dollars)	$36.40	$38.64	(6%)
Number of international events	4	4	-
Average international attendance	8,400	11,300	(26%)
Average international ticket price (dollars)	$48.88	$51.37	(5%)

Venue merchandise	$4.5	$6.5	(31%)
Domestic per capita spending (dollars)	$9.64	$10.33	(7%)

Pay-per-view	$13.5	$32.4	(58%)
Number of pay-per-view events	2	3	(33%)
Number of buys from pay-per-view events	689,900	1,592,200	(57%)
Average revenue per buy (dollars)	$18.18	$19.61	(7%)
Domestic retail price WrestleMania (dollars)	$ N/A	$54.95	N/A
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	-

Television rights fees	$31.6	$29.4	7%
Domestic	$19.6	$18.4	7%
International	$12.0	$11.0	9%

Television advertising	$0.1	$1.4	(93%)

WWE Classics on Demand	$1.1	$1.3	(15%)
Other	$-	$1.2	(100%)
Total live and televised entertainment	$70.4	$98.2	(28%)

Ratings
Average weekly household ratings for Raw	3.7	3.8	(3%)
Average weekly household ratings for SmackDown	1.9	2.1	(10%)
Average weekly household ratings for WWE Superstars	0.8	1.3	(38%)

	March 31,	March 31,	better
Cost of Revenues-Live and Televised Entertainment (dollars in millions)	2011	2010	(worse)
Live events	$14.9	$16.2	8%
Venue merchandise	2.6	4.1	37%
Pay-per-view	5.7	15.4	63%
Television rights	18.5	16.9	(9%)
Television advertising	0.1	0.4	75%
WWE Classics on Demand	0.4	0.3	(33%)
Other	1.0	3.5	71%
Total	$43.2	$56.8	24%
Profit contribution margin	39%	42%

     Live events revenues decreased by $6.4 million in the current quarter as compared to the prior year quarter primarily due to the timing of our annual WrestleMania event. WrestleMania XXVI contributed $6.7 million in revenues to the live events business in the prior year quarter. Average attendance at our North American events decreased to 6,400 in the current quarter as compared to 7,300 in the prior year quarter, excluding WrestleMania. This decrease was partially offset by a 12% increase in average ticket price, from $32.48, excluding WrestleMania XXVI. Our international attendance decreased to 8,400 from 11,300 in the prior year quarter, and our average international ticket price decreased to $48.88 from $51.37, resulting in part from the mix of venues and locations. This decrease in international attendance and ticket price was partially offset by minimum revenue guarantees in certain of these locations. These minimum guarantees protect our interests when traveling to territories with higher economic risks or limited history. Cost of revenue for live events decreased by $1.3 million, reflecting the timing of WrestleMania XXVI, which contributed $2.9 million in costs to the prior year quarter, offset by increases in venue-related expenses and advertising and promotion of $0.6 million and $0.6 million, respectively. The live events profit contribution decreased to 24% from 38% in the prior year quarter.

     Venue merchandise revenues decreased by $2.0 million in the current quarter as compared to the prior year quarter primarily due to the timing of our annual WrestleMania event, which occurred in the first quarter of 2010 as compared to the second quarter of 2011. WrestleMania XXVI contributed $1.6 million of revenue to the venue merchandise category in the prior year quarter. The remaining decrease in merchandise revenue is driven by a 12% decrease in event attendance, excluding WrestleMania XXVI. Cost of revenues for venue merchandise decreased by $1.5 million, primarily due to the timing of WrestleMania XXVI, which contributed $0.9 million in costs to the prior year quarter. In addition, materials costs were lower by $0.3 million. The venue merchandise profit contribution margin increased to 42% from 37% in the prior year quarter.

     Pay-per-view revenues decreased by $18.9 million in the current quarter as compared to the prior year quarter, primarily due to the timing of our annual WrestleMania event, which occurred in the first quarter of 2010 as compared to the second quarter in 2011. WrestleMania XXVI generated approximately 0.9 million buys in the prior year quarter, or $19.0 million in pay-per-view related revenues. Pay-per-view buys in the current quarter, excluding WrestleMania, decreased approximately 2% from the prior year quarter as a result of not airing one of the events in the UK, partially offset by increased revenue from prior year buys recorded in the current year. Pay-per-view cost of revenues decreased by $9.7 million primarily due to the timing of WrestleMania. In the prior year quarter, we incurred $11.2 million in costs associated with WrestleMania XXVI, including $1.6 million in advertising expenses. In the current quarter we incurred $1.4 million in advertising expense related to WrestleMania XXVII. Pay-per-view profit contribution margin increased to 58% from 52% in the prior year quarter, due partially to increased revenue from prior events which has fewer incremental costs and the absence of WrestleMania which tends to have a lower margin than our other pay-per-view events due to higher production costs.

     Television rights fees increased by $2.2 million in the current quarter as compared to the prior year quarter, reflecting increases in both domestic and international markets. Domestically, television rights fees increased by $1.2 million, primarily due to contractual increases with our television partners; these were in part offset by the absence of rights fees related to WWE NXT, which moved to WWE.com in October 2010. Internationally, our television rights fees increased by $1.0 million, primarily due to a new agreement with a Canadian television partner, as well as other international television partners. Television rights cost of revenues increased by $1.6 million primarily due to increased distribution costs of $0.4 million as a result of international expansion, higher television sponsorship costs of $0.4 million and increased travel costs of $0.2 million. The television rights fee profit contribution margin decreased to 41% from 43% in the prior year quarter.

     Television advertising revenues decreased by $1.3 million in the current year quarter as compared to the prior year quarter. Effective in the current quarter, we no longer sell advertising on our Canadian television programs.

     The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

	March 31,	March 31,	better
Revenues-Consumer Products	2011	2010	(worse)
Licensing	$23.9	$19.9	20%
Magazine publishing	$2.2	$2.8	(21%)
Net units sold	613,100	835,600	(27%)
Home video	$8.1	$7.6	7%
Gross units shipped	872,500	813,000	7%
Other	$0.6	$0.4	50%
Total	$34.8	$30.7	13%

	March 31,	March 31,	better
Cost of Revenues-Consumer Products	2011	2010	(worse)
Licensing	$6.3	$5.1	(24%)
Magazine publishing	2.2	2.7	19%
Home video	4.2	3.8	(11%)
Other	0.5	0.4	(25%)
Total	$13.2	$12.0	(10%)
Profit contribution margin	62%	61%

     Licensing revenues increased by $4.0 million in the current quarter as compared to the prior year quarter primarily due to the strong performance of our toy and video game categories. Our toy category licensing revenues increased by $3.0 million driven by Mattel’s increased product offerings. Our video game category licensing revenues increased by $2.2 million, due to an increase in the royalty rate we receive from our video game licensee, partially offset by decreased unit sales. Partially offsetting these increases was a $1.1 million decline in our novelties and collectibles categories due to lower demand in Europe. Licensing cost of revenues increased by $1.2 million from the prior year quarter, primarily consisting of higher talent royalties of $1.0 million, driven by the increased revenues. The licensing profit contribution margin was 74% in both the current and prior year quarters.

     Magazine publishing revenues decreased by $0.6 million in the current quarter as compared to the prior year quarter due to a 27% decrease in net units sold. We published three issues of WWE Magazine, three issues of WWE Kids Magazine and one special issue in both the current and prior year quarters. We printed 26% fewer copies in the current year quarter due to decreased demand. Our sell-through rates were unchanged at 32% in both the current and prior year quarters. Magazine publishing cost of revenues decreased by $0.5 million, primarily as a result of the 26% decrease in production. Publishing profit contribution margin decreased to 0% from 4% in the prior year quarter.

     Home video revenues increased by $0.5 million in the current quarter as compared to the prior year quarter due to a 7% increase in units shipped, partially offset by a 6% decrease in average sales price per unit. Our home video reserve for returns decreased to 43% of revenue from 50% in the prior year quarter. The prior year quarter’s estimated reserve for returns included an adjustment for lower than anticipated sell-through for previous shipments. We released six titles in both the current and prior year quarters. Home video cost of revenues increased by $0.4 million from the prior year quarter due to the increased production costs associated with the increase in units shipped. Home video profit contribution margin decreased to 48% from 50% in the prior year quarter.

     The following chart provides performance results for our Digital Media segment (dollars in millions except where noted):

	March 31,	March 31,	better
Revenues-Digital Media	2011	2010	(worse)
WWE.com	$2.7	$3.4	(21%)
WWEShop	3.4	3.0	13%
Total	$6.1	$6.4	(5%)
Average WWEShop revenues per order (dollars)	$40.59	$47.77	(15%)

	March 31,	March 31,	better
Cost of Revenues-Digital Media	2011	2010	(worse)
WWE.com	$1.8	$1.5	(20%)
WWEShop	2.8	2.1	(33%)
Total	$4.6	$3.6	(28%)
Profit contribution margin	25%	44%

     WWE.com revenues decreased by $0.7 million in the current quarter as compared to the prior year quarter primarily due to declines in wireless revenue and pay-per-view webcast revenue of $0.3 million and $0.3 million, respectively. The decline in wireless revenue was driven by the expiration of a key content agreement that was not renewed. The decline in pay-per-view webcast revenue reflects the timing of our WrestleMania event which contributed $0.3 million in revenue for the prior year quarter. WWE.com cost of revenues increased by $0.3 million in the current quarter due to increased expenses related to WWE.com sponsorships and web content. WWE.com profit contribution margin decreased to 33% in the current quarter from 56% in the prior year quarter.

     WWEShop revenues increased by $0.4 million in the current quarter as compared to the prior year quarter, as a 35% increase in the number of orders processed was partially offset by a 15% decrease in average revenues per order, both of which were driven by sale promotions. WWEShop cost of revenues increased by $0.7 million in the current quarter, primarily due to increased material costs as a result of increased orders. WWEShop profit contribution margin decreased to 18% in the current quarter from 30% in the prior year quarter.

WWE Studios

     The following chart provides performance results for our WWE Studios segment (dollars in millions):

	March 31,	March 31,	better
Revenues-WWE Studios	2011	2010	(worse)
Licensed films	$4.6	$3.4	35%
Self-distributed films	4.0	N/A	N/A
Total	$8.6	$3.4	153%

	March 31,	March 31,	better
Cost of Revenues-WWE Studios	2011	2010	(worse)
Licensed films	$6.5	$1.3	(400%)
Self-distributed films	5.7	N/A	N/A
Total	$12.2	$1.3	(838%)
Profit Contribution Margin	(42%)	62%

     WWE Studios changed to a self-distribution model starting in the third quarter of 2010. Under this model, we recognize revenues and expenses for our films on a gross basis upon release. During the current quarter, we released one feature film under this model, The Chaperone. In previous quarters we released two films under this model: Legendary (September 2010) and Knucklehead (October 2010).

     In the current quarter, we recorded $4.0 million in revenue and $5.7 million in cost of revenue related to our self-distributed films. We record distribution-related expenses when incurred and amortize feature film production costs in the same proportion that a film’s revenue for the period relates to our ultimate revenue projections for such film. Included in the cost of revenue for the current quarter is $2.7 million of amortization of production costs and $3.0 million of distribution related expenses.

     WWE Studios released four feature films utilizing third-party distribution partners: See No Evil, The Marine, The Condemned, and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2, which we collectively refer to as Licensed Films. For these Licensed Films, we participate in revenues and expenses generated from the distribution of the films through all media on a net basis after the print and advertising and distribution costs incurred by our distribution partners have been recouped and the results are reported to us, typically in periods subsequent to the initial release. We recorded $4.6 million of revenue relating to these Licensed Films in the current quarter as compared to $3.4 million in the prior year quarter. The increase in revenue for our Licensed Films is primarily driven by $2.7 million in revenue from our film, 12 Rounds. The Licensed Films cost of revenues reflects the amortization of production costs for these films. Also included in the Licensed Films cost of revenues is a $2.8 million write-down of the feature film production asset relating to 12 Rounds.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment and the estimated fair value of a film is not greater than the unamortized asset, the asset is written down to fair value. During the current quarter we received the most recent participation statement from our distribution partner for 12 Rounds. We updated our ultimate performance expectations for 12 Rounds based on these reported results.  These updated ultimates were lower than the Company’s previous expectations and indicated a potential impairment may exist. As a result, the Company estimated the fair value of the film to be $2.8 million less than its carrying value and as such recorded an impairment of $2.8 million.

     We have $50.4 million of feature film production assets capitalized on our balance sheet as of March 31, 2011, of which $14.8 million relates to licensed films and $35.6 million relates to films either released or scheduled to be released under our new self-distribution model. The recoverability of these assets is dependant upon the revenue generated by the specific films, which is impacted by general economic conditions, the demand for our content by audiences and the economic impact of changes in content distribution channels.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items (dollars in millions):

	March 31,	March 31,	better
	2011	2010	(worse)
Staff related	$16.9	$13.5	(25%)
Legal, accounting and other professional	3.2	1.3	(146%)
Stock compensation costs	1.0	2.3	57%
Advertising and promotion	0.5	1.2	58%
Bad debt (recovery)	(0.6)	(1.5)	(60%)
All other	8.9	9.1	2%
Total SG&A	$29.9	$25.9	(15%)
SG&A as a percentage of net revenues	25%	19%

     The $3.4 million increase in staff related expenses in the current quarter as compared to the prior year quarter reflects a $1.6 million increase in severance expenses, a $0.7 million increase in benefits costs as result of additional claims and a $0.5 million increase in accrued management incentive compensation. The increase in legal, accounting and other professional fees in the current quarter reflects increases in legal case activity, accounting fees and consulting costs. Stock compensation costs in the current quarter decreased due to the lower number of shares ultimately issued in the current quarter as compared to the prior year quarter and increased forfeitures of unvested awards.

	March 31,	March 31,	better
	2011	2010	(worse)
Depreciation and amortization	$3.6	$1.8	(100%)

     The prior year quarter depreciation expense included a $1.7 million benefit from the recognition of an infrastructure tax incentive. This incentive was used to reduce the carrying value of assets as of their in service date and consequently the adjustment to depreciation expense reflected the revised amount incurred to that date.

	March 31,	March 31,	better
	2011	2010	(worse)
Investment income	$0.4	$0.5	(20%)

	March 31,	March 31,	better
	2011	2010	(worse)
Other income (expense), net	$0.1	$(1.0)	110%

     Other income(expense), net includes realized foreign exchange gains and losses, the revaluation of warrants held in certain licensees and certain non-income related taxes. In the current quarter, we recorded realized foreign exchange gains of $0.4 million as compared to losses of $0.9 million in the prior year quarter.

	March 31,	March 31,	better
	2011	2010	(worse)
Provision for income taxes	$5.0	$12.0	58%
Effective tax rate	37%	33%

     The current quarter effective tax rate was negatively impacted by $0.4 million in payments to settle outstanding audits. The prior year quarter rate was positively impacted by the recognition of a benefit of $0.9 million relating to previously unrecognized tax benefits, primarily as a result of the statute of limitations expiring in jurisdictions where the Company had taken uncertain tax positions.

Liquidity and Capital Resources

     We maintain a strong balance sheet with $186.0 million and $182.0 million in cash and investments as of March 31, 2011, and March 31, 2010, respectively. Our debt balances at the corresponding dates were $2.5 million and $2.8 million, respectively.

     Cash flows from operating activities for the three months ended March 31, 2011 and March 31, 2010 were $28.9 million and $38.0 million, respectively. Net income was $16.1 million higher in the prior year quarter. Approximately half of the change in net income was the result of the timing of our annual WrestleMania event, which took place in the first quarter of 2010 as compared to the second quarter of 2011. The cash flow benefits of WrestleMania will impact our second quarter as we receive payments from our customers.

     One of the drivers of the changes within cash from operating activities was the timing of the receipt of an annual advance from a licensee. In the prior year quarter we received a $7.5 million advance relating to 2010 royalty obligations. The corresponding payment relating to 2011 was received in December 2010.

     Additionally, we did not receive any non-film related incentives in the current quarter; in the prior year quarter we received payments of $9.1 million relating to non-film related incentives.  We anticipate receiving approximately $6.0 million to $8.0 million in non film-related incentives within the next twelve months.

     Offsetting the above decreases in cash from operations, we spent less on the production of films in the first quarter of 2011. During the current year we spent $10.1 million less than the prior year quarter relating to the production of films.  In the current quarter, we spent approximately $3.0 million on film production related activities compared to $10.4 million in the prior year quarter. In the current quarter, we received $2.7 million in incentives related to film production, as compared to none in the prior year quarter.  We anticipate receiving approximately $4.9 million in incentives relating to films pending release in future periods. We anticipate spending between $5.0 million and $7.0 million on feature film production activities for the remainder of 2011.

     Also offsetting the aforementioned decreases was the receipt of a federal tax refund of $9.0 million in the first quarter of 2011 due to overpayment of 2010 estimated taxes. At year-end the Company was in a refundable tax position due to tax law changes enacted late in 2010. Upon receipt of the aforementioned tax refund, the Company is currently in an accrued tax payable position.

     The above explanations account for the significant fluctuations in Prepaid expense and other current assets, Feature film production assets, Accrued expenses and other liabilities. Additionally, the Company’s deferred income decreased by $4.5 million primarily due to income recognized relating to the previously discussed advances.

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

     Cash flows used in investing activities were $9.8 million for three months ended March 31, 2011 and $31.7 million for the three months ended March 31, 2010.  In the current quarter we purchased $20.9 million and had sales or maturities of $15.2 million of short-term investment securities. Included in these amounts is the purchase for $1.1 million and subsequent sale for $1.8 million of stock in a former licensee upon exercise of previously granted warrants.  Capital expenditures for the three months ended March 31, 2011 were $4.1 million as compared to $2.8 million for the three months ended March 31, 2010. The increase in capital expenditures and other assets in the current quarter is partially due to the purchase of music rights for $1.6 million from a co-owner of certain compositions.  Capital expenditures for the remainder of 2011, excluding potential costs associated with our media center project, are estimated to range between $11.0 million and $15.0 million.  The remaining 2011 capital expenditures include approximately $5.0 million related to investments to support the development of additional television programming.  The remaining additional spend consists primarily of upgrades, replacements and improvements to existing assets and/or capabilities.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. In February 2008, we started to experience difficulty in selling our auction rate securities “ARS” due to multiple failures of the auction mechanism that provides liquidity to these investments. All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As of March 31, 2011, we held $15.1 million of ARS. As we maintain a strong liquidity position, our intent is not to sell the securities and we believe that it is not more likely than not that we will be required to sell before one of the aforementioned remedies occurs. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $20.9 million and $19.8 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Total dividend payments on all Class A and Class B common shares in the quarter ended March 31, 2010 were $21.1 million as compared to $20.7 million in the prior year quarter. In February 2008, the Company increased its quarterly dividend from $0.24 to $0.36 per share. At that time, the McMahon family and their trusts entered into an agreement with the Company to waive the increased portion of the dividend for all shares of Class A and Class B common stock beneficially held by the family for a period of three years. Instead, they continued to receive a quarterly cash dividend of $0.24 per share. This waiver expired after the declaration of the March 2011 dividend. On April 28, 2011, the Company declared a quarterly dividend payable June 27, 2011, of $0.12 per share of common stock. All Class A and Class B shares will receive dividends in the amount of $0.12 per share including those shares held by members of the McMahon family and their respective trusts. Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

Contractual Obligations

     There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2010.

Application of Critical Accounting Policies

     There have been no significant additional changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2010 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. Amounts included in our consolidated balance sheets in accounts that we have identified as being subject to significant judgments and estimates were as follows:

As of
	March 31, 2011	December 31, 2010
Pay-per-view accounts receivable	$10.2 million	$10.4 million
Feature film assets	$50.4 million	$56.3 million
Home video reserve for returns	$5.9 million	$5.6 million
Publishing newsstand reserve for returns	$3.0 million	$4.3 million
Allowance for doubtful accounts	$11.7 million	$12.3 million

Recent Accounting Pronouncements

     There are no other accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report, in press releases and in oral statements made by our authorized officers: (i) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (ii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iii) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (iv) the unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or otherwise adversely affect our operations; (v) decline in general economic conditions and disruption in financial markets could adversely affect our business; (vi) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, increasing our exposure to bad debts and potentially impacting our results of operations; (vii) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (viii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (ix) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (x) we face uncertainties associated with international markets; (xi) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xii) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xiii) we could incur substantial liabilities if pending litigation is resolved unfavorably; (xiv) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xv) our live events expose us to risks relating to large public events as well as travel to and from such events; (xvi) we continue to face risks inherent in our feature film business; (xvii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xviii) we could face a variety of risks if we expand into new or complementary businesses; (xix) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xx) our Class A common stock has a relatively small public “float”. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Report and undue reliance should not be placed on these statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

     Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. No change in internal control over financial reporting occurred during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 14 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

     We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

World Wrestling Entertainment, Inc.
(Registrant)

Dated: May 6, 2011	By: /s/	George A. Barrios
George A. Barrios
Chief Financial Officer