Form 10-Q
period 2011-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2011-08-08
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Yes _____   No        X

At August 4, 2011 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 27,927,286 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 46,482,591.

World Wrestling Entertainment, Inc.

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net revenues	$142,554	$106,842	$262,461	$245,567

Cost of revenues	88,829	63,094	162,076	136,779
Selling, general and administrative expenses	29,059	30,083	58,918	55,962
Depreciation and amortization	3,644	3,411	7,279	5,250

Operating income	21,022	10,254	34,188	47,576

Investment income, net	517	497	974	980
Interest expense	(45)	(67)	(95)	(138)
Other expense, net	(481)	(1,030)	(421)	(2,072)

Income before income taxes	21,013	9,654	34,646	46,346

Provision for income taxes	6,746	3,403	11,776	15,358

Net income	$14,267	$6,251	$22,870	$30,988

Weighted average common shares outstanding:
Basic	74,058	74,303	74,047	74,267
Diluted	74,775	75,230	74,744	75,228

Earnings per share:
Basic	$0.19	$0.08	$0.31	$0.42
Diluted	$0.19	$0.08	$0.31	$0.41

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	As of
	June 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$64,697	$69,823
Short-term investments	104,527	97,124
Accounts receivable, net	48,530	52,051
Inventory	1,856	2,087
Deferred income tax assets	16,816	17,128
Prepaid expenses and other current assets	13,468	20,856
Total current assets	249,894	259,069

PROPERTY AND EQUIPMENT, NET	79,046	80,995
FEATURE FILM PRODUCTION ASSETS, NET	47,119	56,253
INVESTMENT SECURITIES, NET	15,042	15,037
OTHER ASSETS	4,714	4,375
TOTAL ASSETS	$395,815	$415,729

CURRENT LIABILITIES:
Current portion of long-term debt	$1,214	$1,169
Accounts payable	16,286	18,441
Accrued expenses and other liabilities	28,568	24,478
Deferred income	17,008	28,323
Total current liabilities	63,076	72,411

LONG-TERM DEBT	1,002	1,621
NON-CURRENT INCOME TAX LIABILITIES	9,683	15,068
NON-CURRENT DEFERRED INCOME	9,058	9,881

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	276	275
Class B common stock	465	465
Additional paid-in capital	339,996	336,592
Accumulated other comprehensive income	3,531	3,144
Accumulated deficit	(31,272)	(23,728)
Total stockholders' equity	312,996	316,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$395,815	$415,729

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$22,870	$30,988
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of feature film production assets	15,681	2,507
Revaluation of warrants	-	(226)
Depreciation and amortization	7,279	5,250
Realized gains on sale of investments	(32)	(52)
Amortization of investment income	1,292	776
Stock compensation costs	2,552	4,957
Recovery from doubtful accounts	(508)	(606)
Provision for inventory obsolescence	977	961
Benefit from deferred income taxes	(5,507)	(5,484)
Excess tax benefits from stock-based payment arrangements	(20)	(193)
Changes in assets and liabilities:
Accounts receivable	4,029	15,215
Inventory	(746)	(407)
Prepaid expenses and other assets	4,301	(6,015)
Feature film production assets	(6,556)	(15,610)
Accounts payable	(2,155)	(328)
Accrued expenses and other liabilities	8,000	(11,766)
Deferred income	(12,139)	4,982
Net cash provided by operating activities	39,318	24,949

INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(6,780)	(6,686)
Proceeds from infrastructure incentives	-	4,130
Purchase of short-term investments	(29,823)	(63,003)
Proceeds from sales or maturities of investments	22,159	29,414
Net cash used in investing activities	(14,444)	(36,145)

FINANCING ACTIVITIES:
Repayments of long-term debt	(573)	(532)
Dividends paid	(29,951)	(41,579)
Issuance of stock, net	504	508
Proceeds from exercise of stock options	-	598
Excess tax benefits from stock-based payment arrangements	20	193
Net cash used in financing activities	(30,000)	(40,812)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,126)	(52,008)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,823	149,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,697	$97,776

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2010	73,999	$740	$336,592	$3,144	$(23,728)	$316,748

Comprehensive income:
Net income					22,870	22,870
Translation adjustment				191		191
Unrealized holding gain, net of tax				216		216
Reclassification adjustment for gains
realized in net income, net of tax				(20)		(20)
Total comprehensive income						23,257

Stock issuances, net	61	1	369			370
Excess tax benefits from stock based
payment arrangements			20			20
Dividends paid			463		(30,414)	(29,951)
Stock compensation costs			2,552			2,552
Balance, June 30, 2011	74,060	$741	$339,996	$3,531	$(31,272)	$312,996

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

Recent Accounting Pronouncements

     In September 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update regarding revenue recognition for multiple deliverable arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. We adopted this standard update for our fiscal year beginning January 1, 2011 prospectively for revenue arrangements entered into or materially modified after the date of adoption. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements.

     In May 2011, the FASB issued an accounting standard update to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This update is effective for our fiscal year beginning January 1, 2012 and must be applied prospectively. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

     In June 2011, the FASB issued an accounting standard update which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This update is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively and will impact the presentation of the Company's consolidated financial statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

2. Share Based Compensation

     Compensation expense relating to grants of performance stock units (PSUs) and restricted stock units (RSUs) are recognized over the period during which the employee rendered service to the Company necessary to earn the award. Stock based compensation cost was $1,523 and $2,642 for the three months ended June 30, 2011 and 2010, respectively, and $2,537 and $4,930 for the six months ended June 30, 2011 and 2010, respectively.

     During the six months ended June 30, 2011, we granted 523,500 PSUs under our 2007 Omnibus Incentive Plan (“Plan”) at a price per share of $12.35. This grant is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2011. If these targets are met, the shares issued will vest in equal annual installments. During the three months ended June 30, 2011 we adjusted the compensation costs related to this grant based upon expected full-year earnings performance. Total compensation cost of $2,754 related to these PSUs is being recorded based on the Company's estimated level of achieving targeted earnings, and based on the estimated fair value of the units on the issuance date, net of estimated forfeitures. The compensation is being amortized over the service period, which is approximately three and one-half years.

     During 2010, we granted 422,250 PSUs under our Plan at a price per share of $17.01. Based on the financial results for the year ended December 31, 2010, approximately 279,000 PSUs were ultimately issued in 2011 related to this grant at an average price per share of $12.13.

     At June 30, 2011, an aggregate of 1,419,061 PSUs were unvested for all PSU grants with a weighted average fair value of $13.45 per share. At June 30, 2010, an aggregate of 1,531,993 PSUs were unvested for all PSU grants with a weighted average fair value of $15.50 per share.

     During the six months ended June 30, 2011, we granted 27,500 RSUs under the Plan at a weighted average grant date fair value of $13.91 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $352. During the six months ended June 30, 2010, we granted 4,500 RSUs under the Plan at a weighted average grant date fair value of $16.60 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $69. The compensation is being amortized over the service period, which is approximately three years.

     At June 30, 2011, 98,174 RSUs were unvested with a weighted average fair value of $13.78 per share. At June 30, 2010, 166,097 RSUs were unvested with a weighted average fair value of $14.39 per share.

3. Stockholders’ Equity

Dividends

     In April 2011, the Board of Directors adjusted the Company's quarterly dividend to $0.12 per share on all Class A and Class B shares, and on June 27, 2011, the Company paid a quarterly dividend, of $0.12 per share of common stock. All Class A and Class B shares received dividends in the amount of $0.12.

     From February 2008 until April 2011, the Board of Directors authorized quarterly cash dividends of $0.36 per share on all Class A common shares. The quarterly dividend on all Class A and Class B shares held by members of the McMahon family and their respective trusts remained at $0.24 per share for a period of three years due to a waiver received from the McMahon family. This waiver expired after the declaration of the March 2011 dividend.

     We paid cash dividends of $8,889 and $20,872 for the three month ended June 30, 2011 and 2010, respectively. We paid cash dividends of $29,951 and $41,579 for the six months ended June 30, 2011 and 2010, respectively.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Comprehensive Income

     The following table presents the comprehensive income for the current and prior year periods:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net income	$14,267	$6,251	$22,870	$30,988
Translation adjustment	40	(194)	191	(186)
Unrealized holding gain, net of tax	178	646	216	559
Reclassification adjustment for gains realized in net income, net of tax	(20)	-	(20)	(32)
Total comprehensive income	$14,465	$6,703	$23,257	$31,329

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following net income and weighted average common shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$14,267	$6,251	$22,870	$30,988

Denominator:
Weighted Average Shares Outstanding:
Basic	74,058	74,303	74,047	74,267
Diluted	74,775	75,230	74,744	75,228

Earnings Per Share:
Basic	$0.19	$0.08	$0.31	$0.42
Diluted	$0.19	$0.08	$0.31	$0.41

     Net income per share of Class A Common Stock and Class B Common Stock is computed in accordance with the two- class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive.

     The Company did not compute earnings per share using the two-class method for the three months ended June 30, 2011 despite having undistributed earning during this quarter as all classes of common stock received dividends at the same rate. The Company did not compute earnings per share using the two-class method for the three months ended June 30, 2010 as there were no undistributed earnings during this quarter.

     The Company did not compute earnings per share using the two-class method for the six months ended June 30, 2011 and 2010 as there were no undistributed earnings during these periods.

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. Revenues derived from sales outside of North America were $39,729 and $69,835 for the three and six months ended June 30, 2011, respectively, and $36,244 and $68,026 for the three and six months ended June 30, 2010, respectively. Revenues generated in the United Kingdom, our largest international market, were $11,357 and $18,037 for the three and six months ended June 30, 2011, respectively, and $9,267 and $17,225 for the three and six months ended June 30, 2010, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net revenues:
Live and Televised Entertainment	$110,603	$77,419	$180,938	$175,642
Consumer Products	21,590	23,244	56,428	53,990
Digital Media	6,122	5,433	12,251	11,830
WWE Studios	4,239	746	12,844	4,105
Total net revenues	$142,554	$106,842	$262,461	$245,567

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Depreciation and amortization:
Live and Televised Entertainment	$1,878	$1,761	$3,729	$2,059
Consumer Products	112	56	234	118
Digital Media	318	298	633	584
WWE Studios	2	-	5	-
Corporate	1,334	1,296	2,678	2,489
Total depreciation and amortization	$3,644	$3,411	$7,279	$5,250

Operating income:
Live and Televised Entertainment	$44,301	$25,326	$67,224	$64,533
Consumer Products	10,432	11,470	30,820	28,806
Digital Media	1,374	150	2,095	1,136
WWE Studios	(4,256)	(940)	(8,367)	486
Corporate	(30,829)	(25,752)	(57,584)	(47,385)
Total operating income	$21,022	$10,254	$34,188	$47,576

	As of
	June 30,	December 31,
	2011	2010
Assets:
Live and Televised Entertainment	$127,804	$129,970
Consumer Products	20,464	17,095
Digital Media	3,896	5,849
WWE Studios	73,799	77,977
Unallocated	169,852	184,838
Total assets	$395,815	$415,729

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2011	2010
Land, buildings and improvements	$76,719	$75,762
Equipment	73,919	70,694
Corporate aircraft	20,858	20,858
Vehicles	1,570	1,543
	173,066	168,857
Less accumulated depreciation and amortization	(94,020)	(87,862)
Total	$79,046	$80,995

     Depreciation and amortization expense for property and equipment totaled $3,531 and $7,045 for the three and six months ended June 30, 2011, respectively, as compared to $3,356 and $5,132 for the three and six months ended June 30, 2010, respectively. Depreciation expense in the prior year reflected a one-time benefit of $1,674, which was recorded in the three months ended March 31, 2010, from the recognition of an infrastructure tax credit. The credit was used to reduce the carrying value of the assets as of their in service date and consequently the adjustment to depreciation expense reflected the revised amount incurred to date.

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	As of
	June 30,	December 31,
	2011	2010
Feature film productions:
In release	$22,490	$27,368
Completed but not released	21,456	27,612
In production	1,543	-
In development	1,630	1,273
Total	$47,119	$56,253

     In the current year we released two theatrical films, The Chaperone and That’s What I Am, which comprise $3,303 and $450 of our “In release” feature film assets, respectively. Both of these films were released under our self distribution model in which we control the distribution and marketing of our productions. The distribution and marketing of our films under our previous model was controlled by our third-party distribution partners and we participated in proceeds after our third-party distribution partners recouped their expenses and distribution fees and their results were reported to us. Under our new distribution model, we record revenues and expenses on a gross basis in our financial statements. Additionally, under our new model the Company records distribution expenses, including advertising and other exploitation costs, in our financial statements as incurred.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

     Feature film production assets are recorded net of the associated benefit of production incentives. During the three months ended June 30, 2011 and 2010 we realized $2,862 and $0, respectively of production incentives from feature film production activities. During the six months ended June 30, 2011 and 2010 we realized $5,989 and $0, respectively, of production incentives from feature film production activities.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. During the three months ended June 30, 2011 and 2010, we recorded impairment charges of $3,250 and $0, respectively. The impairment charge recorded during the three months ended June 30, 2011 related to our feature film That’s What I Am. During the six months ended June 30, 2011 and 2010, we recorded impairment charges of $6,050 and $0, respectively, of which $2,800 relates to 12 Rounds and $3,250 relates to That’s What I Am. As of June 30, 2011, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     Approximately 59% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 93% of “In release” film production assets are estimated to be amortized over the next three years.

     We currently have four theatrical films designated as “Completed but not released” and one theatrical film designated as “In-production”. We also have capitalized certain script development costs for various other film projects. Capitalized script development costs are evaluated at each reporting period for impairment if, and when, a project is deemed to be abandoned. During the three and six months ended June 30, 2011, we expensed $45 and $80, respectively of previously capitalized development costs related to abandoned projects. During the three and six months ended June 30, 2010, we expensed $300 of development costs related to abandoned projects.

8. Investment Securities and Short-Term Investments

     Investment securities and short-term investments consisted of the following:

	As of			As of
	June 30, 2011			December 31, 2010
	Unrealized			Unrealized
	Holding			Holding
	Amortized	Gain	Fair	Amortized	Gain	Fair
	Cost	(Loss)	Value	Cost	(Loss)	Value
Auction rate securities	$16,000	$(958)	$15,042	$16,000	$(963)	$15,037
Municipal bonds	93,050	592	93,642	74,766	339	75,105
Corporate bonds	10,823	62	10,885	22,015	4	22,019
Total	$119,873	$(304)	$119,569	$112,781	$(620)	$112,161

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

     We classify all of our investments as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and auction rate securities (“ARS”). All of these investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of June 30, 2011 contractual maturities of these investments are as follows:

Maturities
Auction rate securities	27-30 years
Municipal bonds	1 month-12 years
Corporate bonds	1-5 years

     During the six months ended June 30, 2011 and 2010, available-for-sale securities were sold for total proceeds of $2,652 and $2,478, respectively. The gross realized gains on these sales totaled $33 and $52 in the current and prior year period, respectively. There were no gross realized losses on these sales in the current or prior year period. Net unrealized holding losses on available-for-sale securities in the amount of $348 and $902 for the six months ended June 30, 2011 and 2010, respectively, have been included in accumulated other comprehensive income.

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

     As of June 30, 2011, we recorded a cumulative adjustment to reduce the fair value of our investment in ARS of $958, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

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

Level 2- quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3- unobservable inputs, such as discounted cash flow models or valuations

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy as of June 30, 2011 and December 31, 2010, respectively, was as follows:

	Fair Value at June 30, 2011				Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$93,642	$-	$93,642	$-	$75,105	$-	$75,105	$-
Auction rate securities	15,042	-	-	15,042	15,037	-	-	15,037
Corporate bonds	10,885	-	10,885	-	22,019	-	22,019	-
Other	-	-	-	-	687	-	687	-
Total	$119,569	$-	$104,527	$15,042	$112,848	$-	$97,811	$15,037

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

     The table below includes a roll forward of our Level 3 assets (ARS):

	Significant		Significant
	Unobservable		Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
Fair value January 1, 2011	$15,037	Fair value January 1, 2010	$22,370
Purchases	-	Purchases	-
Redemptions/Proceeds	-	Redemptions/Proceeds	(8,400)
Transfers in	-	Transfers in	-
Realized gain	-	Realized gain	-
Unrealized gain	5	Unrealized gain	757
Fair value June 30, 2011	$15,042	Fair value June 30, 2010	$14,727

     The Company also has assets that are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. During the six months ended June 30, 2011, the fair value measurements recorded for impaired feature films 12 Rounds and That’s What I Am are $10,700 and $450, respectively.  There were no fair value measurements recorded on a non-recurring basis for the six months ended June 30, 2010.  The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The inputs to this model are the Company’s expected results for the film and a discount rate that market participants would seek for bearing the risk associated with such assets.

10. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following:

	As of
	June 30,	December 31,
	2011	2010
Accrued pay-per-view event costs	$7,660	$3,580
Accrued payroll and bonus related costs	5,960	6,635
Accrued television costs	4,331	3,500
Accrued home video production and distribution	2,190	2,659
Accrued income taxes (1)	2,999	-
Accrued other	5,428	8,104
Total	$28,568	$24,478

(1)	At December 31, 2010, income taxes had a refundable balance of $3,510 and was included in Prepaid expenses and other current assets on our Consolidated Balance Sheet.

     Accrued other includes accruals for our publishing, legal and professional, and licensing business activities, none of which exceeds 5% of current liabilities.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

11. Concentration of Credit Risk

     We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, including our television, pay-per-view and home video distributors. The Company closely monitors the status of receivables with our customers and maintains allowances for anticipated losses as deemed appropriate. Our total allowance for doubtful accounts balance was $11,753 as of June 30, 2011 and $12,316 as of December 31, 2010. Recovery from bad debts was $508 for the six months ended June 30, 2011, as compared to $606 for the six months ended June 30, 2010; these recoveries were the result of payments received from customers with balances anticipated as uncollectable at year-end. Bad debts expense was $69 for the three months ended June 30, 2011, as compared to $883 for the three months ended June 30, 2010.

12. Film and Television Production Incentives

     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the three months ended June 30, 2011 and 2010 we received $2,862 and $0, respectively relating to feature film productions which reduced the related assets. During the six months ended June 30, 2011 and 2010 we received $5,989 and $0, respectively of incentives relating to feature film productions which reduced the related assets. During the three and six months ended June 30, 2010 we received $0 and $4,202, respectively relating to qualifying capital projects, which reduced the related assets. We did not receive similar incentives during the three and six months ended June 30, 2011.

13. Income Taxes

     At June 30, 2011, we have $10,663 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. Of this amount, $5,602 is classified in accrued expenses and other liabilities and the remaining $5,061 is classified in non-current income tax liabilities. At June 30, 2010, we had $9,456 of unrecognized tax benefits. Of this amount, $246 was classified in accrued expenses and other liabilities and the remaining $9,210 was classified in non-current income tax liabilities.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $2,558 of accrued interest and penalties related to uncertain tax positions as of June 30, 2011. Of this amount, $1,472 is classified in accrued expenses and other liabilities and the remaining $1,086 is classified in non-current income tax liabilities. At June 30, 2010, we had $2,036 of accrued interest and penalties related to uncertain tax positions. Of this amount, $48 was classified in accrued expenses and other liabilities and the remaining $1,988 was classified in non-current income tax liabilities.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2006.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $8,497 within 12 months of June 30, 2011.

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

Results of Operations

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010
(Dollars in millions, except as noted)

Summary

	June 30,	June 30,	better
Net Revenues	2011	2010	(worse)
Live and Televised Entertainment	$110.5	$77.4	43%
Consumer Products	21.6	23.3	(7%)
Digital Media	6.2	5.4	15%
WWE Studios	4.3	0.7	514%
Total	$142.6	$106.8	34%

	June 30,	June 30,	better
Cost of Revenues:	2011	2010	(worse)
Live and Televised Entertainment	$66.5	$48.1	(38%)
Consumer Products	9.6	10.4	8%
Digital Media	4.4	3.4	(29%)
WWE Studios	8.4	1.2	(600%)
Total	$88.9	$63.1	(41%)
Profit contribution margin	38%	41%

	June 30,	June 30,	better
Operating Income:	2011	2010	(worse)
Live and Televised Entertainment	$44.3	$25.3	75%
Consumer Products	10.4	11.5	(10%)
Digital Media	1.4	0.2	600%
WWE Studios	(4.3)	(0.9)	(378%)
Corporate	(30.8)	(25.8)	(19%)
Total operating income	$21.0	$10.3	104%
Net income	$14.3	$6.3	127%

     Our comparative results were significantly impacted by the timing of our annual WrestleMania event. In 2011, WrestleMania XXVII occurred on April 3rd and consequently is included in our second quarter financial results. In 2010, WrestleMania XXVI occurred on March 28th, and was included in our first quarter financial results. WrestleMania XXVII contributed $35.9 million of revenues and $16.7 million of profit ($11.4 million, net of tax) to our results in the current quarter.

     The comparability of our results was also impacted by our WWE Studios’ business change to a self-distribution model starting in the third quarter of 2010. Under this model, we recognize revenues and expenses for our films on a gross basis upon release. During the current quarter we released our fourth film under this self-distribution model, That’s What I Am (TWIA). We previously released six films that were distributed by third-party distribution partners whereby we participated in revenues after their recoupment of distribution expenses and fees and the results have been reported to us. As a result, the revenue and related expenses were recorded on a net basis after the distributors’ recoupment, which typically occurred in periods subsequent to the film’s initial release. In the current quarter, we recorded $2.3 million in revenue and $6.6 million in cost of revenue related to our self-distributed films. Included in the cost of revenue is $4.7 million of amortization of production costs and $1.9 million of distribution-related expenses.

     In addition, the comparability of our results was also impacted by a $3.3 million impairment charge recorded during the quarter relating to TWIA, our current quarter release.

     Our Live and Televised Entertainment segment revenues increased primarily due to a $35.4 million timing difference for our annual WrestleMania event discussed previously. Our Consumer Products segment experienced a 38% increase in licensing revenue, reflecting increases in sales in our video game category as compared to the prior year quarter. Our WWE Studios segment reflected a $3.6 million increase in revenue due to amounts recognized from our films 12 Rounds and TWIA.

     The following chart provides a comparison of WrestleMania XXVII which occurred on April 3, 2011 which was included in our current quarter financial results (except for $1.4 million of advertising expenses recorded in the first quarter of 2011) and WrestleMania XXVI which occurred on March 28, 2010 which was included in our 2010 first quarter financial results:

	WrestleMania	WrestleMania
Net Revenues	XXVII	XXVI
Live events	$7.9	$6.7
Venue Merchandise	1.9	1.6
Pay-per-view	24.2	19.0
Digital Media	0.5	0.3
Other	1.4	1.2
Total	$35.9	$28.8

	WrestleMania	WrestleMania
Cost of Revenues:	XXVII	XXVI
Live events	$2.3	$2.9
Venue Merchandise	1.2	0.9
Pay-per-view	16.2	11.2
Digital Media	-	-
Other	0.9	0.7
Total	$20.6	$15.7

	WrestleMania	WrestleMania
Profit Contribution:	XXVII	XXVI
Live events	$5.6	$3.8
Venue Merchandise	0.7	0.7
Pay-per-view	8.0	7.8
Digital Media	0.5	0.3
Other	0.5	0.5
Total	$15.3	$13.1

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

	June 30,	June 30,	better
Live and Televised Entertainment Revenues (dollars in millions except where noted)	2011	2010	(worse)
Live events	$35.2	$29.2	21%
North America	$20.6	$14.3	44%
International	$14.6	$14.9	(2%	)
Total live event attendance	573,400	587,300	(2%	)
Number of North American events	57	62	(8%	)
Average North American attendance	6,600	5,800	14%
Average North American ticket price (dollars)	$49.26	$39.50	25%
Number of international events	30	28	7%
Average international attendance (excluding flat-fee events)	6,600	8,200	(20%	)
Average international ticket price (dollars)	$68.31	$61.47	11%

Venue merchandise	$6.3	$4.3	47%
Domestic per capita spending (dollars)	$11.91	$9.74	22%

Pay-per-view	$34.4	$10.4	231%
Number of pay-per-view events	4	3	33%
Number of buys from pay-per-view events	1,598,100	532,500	200%
Average revenue per buy (dollars)	$21.16	$18.29	16%
Domestic retail price WrestleMania (dollars)	$54.95	$ N/A	N/A
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	-

Television rights fees	$32.0	$30.8	4%
Domestic	$19.5	$19.6	(1%	)
International	$12.5	$11.2	12%

Television advertising	$0.2	$1.5	(87%	)

WWE Classics On Demand	$1.2	$1.2	-

Other	$1.2	$-	N/A
Total live and televised entertainment	$110.5	$77.4	43%

Ratings
Average weekly household ratings for Raw	3.5	3.4	3%
Average weekly household ratings for SmackDown	1.8	1.9	(5%	)
Average weekly household ratings for WWE Superstars	-	1.1	N/A

	June 30,	June 30,	better
Cost of Revenues-Live and Televised Entertainment (dollars in millions)	2011	2010	(worse)
Live events	$23.0	$22.1	(4%	)
Venue merchandise	3.4	2.2	(55%	)
Pay-per-view	18.1	4.0	(353%	)
Television rights	19.1	18.0	(6%	)
Television advertising	0.1	0.4	75%
WWE Classics On Demand	0.4	0.3	(33%	)
Other	2.4	1.1	(118%	)
Total	$66.5	$48.1	(38%	)
Profit contribution margin	40%	38%

     Live events revenues were $35.2 million in the current quarter compared to $29.2 million in the prior year quarter, an increase of $6.0 million. This increase was driven by the timing of our annual WrestleMania event, which occurred in the second quarter of this year as opposed to the first quarter of the prior year. If WrestleMania XXVI were included in the prior year second quarter results, live event revenues would have been $35.9 million in the prior year second quarter compared to $35.2 million in the current quarter. WrestleMania XXVII contributed $7.9 million in revenues to the live events business in the current quarter and had an average ticket price of $102.52. WrestleMania XXVI contributed $6.7 million in revenues to the prior year and had an average ticket price of $90.50.

     Excluding WrestleMania XXVII from the current quarter results, revenues generated from North American live events were $12.7 million compared to $14.3 million in the prior year quarter. Excluding WrestleMania, there were 56 North American events in the current year quarter as compared to 62 in the prior year quarter and the average attendance decreased to 5,600 as compared to 5,800 in the prior year quarter and the average ticket price decreased to $39.09 compared to $39.50 in the prior year quarter. These declines were driven by the mix and location of venues.

     Revenues generated at our international live events in the current quarter were $14.6 million compared to $15.0 million in the prior year quarter. We held 30 international live events in the current quarter compared to 28 in the prior year quarter. Of the 30 international live events in the quarter, two were flat deals where we receive a flat fee per event; we had no such events in the prior year quarter. Average attendance at the 28 international events where we did not receive a flat fee decreased to 6,600 from 8,200 in the prior year quarter, and our average international ticket price increased to $68.31 from $61.47, resulting in part from the mix and location of venues. The decrease in international live events revenues is due to a decrease in average attendance, partially offset by increases in the number of events and increases in the average ticket price partially as a result of favorable foreign exchange impact.

     Cost of revenues for live events were $23.0 million in the current quarter, an increase of $0.9 million from the prior year quarter, driven by the timing of our annual WrestleMania event. WrestleMania XXVII contributed $2.3 million of live events cost of revenues to the current quarter as compared to $2.9 million for WrestleMania XXVI in the prior year quarter. The live events profit contribution margin increased to 34% from 24% in the prior year quarter. If WrestleMania XXVI were included in the prior year second quarter results, cost of revenues for live events would have been $25.0 million in the prior year second quarter as compared to $23.0 million in the current year quarter and the profit contribution margin would have increased to 34% in the current quarter from 31% in the prior year quarter, reflecting cost savings in talent expenses, building share and advertising as compared to the prior quarter. Excluding WrestleMania XXVII from the current quarter results, cost of revenues for live events were $20.7 million as compared to $22.1 million in the prior year quarter, reflecting lower talent and building related costs, primarily driven by decreased revenue. Excluding WrestleMania, the profit contribution margin was 24% in both the current and prior year quarters.

     Venue merchandise revenues were $6.3 million in the current quarter as compared to $4.3 million in the prior year quarter, an increase of $2.0 million, driven by the timing of our annual WrestleMania event. WrestleMania XXVII contributed $1.9 million of revenue to the venue merchandise category in the current quarter. WrestleMania XXVI contributed $1.6 million of revenue in the prior year. The increased venue merchandise revenue at WrestleMania XXVII was driven by higher per capita spending. Excluding WrestleMania, venue merchandise revenues were flat compared to the prior year quarter as slightly lower attendance was offset by higher per capita spending. Cost of revenues for venue merchandise increased by $1.2 million due to the timing of our annual WrestleMania event. WrestleMania XXVII contributed $1.2 million of venue merchandise cost of revenues to the current quarter as compared to $0.9 million for WrestleMania XXVI in the prior year. If WrestleMania XXVI were included in the prior year second quarter results, cost of revenues for venue merchandise would have been $3.1 million in the prior year second quarter as compared to $3.4 million in the current quarter and the profit contribution margin would have decreased to 46% in the current quarter from 48% in the prior year quarter.

     Pay-per-view revenues were $34.4 million in the current quarter as compared to $10.4 million in the prior year quarter, an increase of $24.0 million, driven by the timing of our annual WrestleMania event. If WrestleMania XXVI were included in the prior year second quarter results, pay-per-view revenue would have been $29.4 million compared to $34.4 million in the current year quarter. WrestleMania XXVII contributed $24.2 million of revenue to the pay-per-view category in the current quarter, from 1.1 million buys, as compared to WrestleMania XXVI, which contributed $19.0 million of revenue in the prior year current quarter, from 0.9 million buys.

     Excluding WrestleMania XXVII from the current quarter results, pay-per-view revenues were $10.2 million in the current quarter compared to $10.4 million in the prior year quarter. Total pay-per-view buys in the current quarter were essentially flat with the prior year quarter; however, the mix of buys in the current year included more international buys which have lower revenue per buy.

     Pay-per-view cost of revenues increased by $14.1 million due to the timing of WrestleMania. If WrestleMania XXVI were included in the prior year second quarter results and $1.4 million of advertising relating to the promotion of WrestleMania XXVII that was expensed in the current year’s first quarter were included in the current year second quarter results, pay-per-view cost of revenues would be $19.5 million in the current year quarter compared to $15.2 million in the prior year. Profit contribution would decrease to 43% in the current year quarter from to 48% in the prior year. The increase in costs and decline in margin was due to increased WrestleMania production costs, including talent-related costs. Excluding WrestleMania, the pay-per-view profit contribution margin was essentially flat with the prior year quarter.

     Television rights fees were $32.0 million in the current year quarter as compared to $30.8 million in the prior year quarter, an increase of $1.2 million, reflecting increases in international markets and sponsorship revenues, partially offset by decreased domestic rights fees. Domestic rights fees decreased $0.8 million as contractual increases with our television partners were offset by the absence of rights fees related to NXT and WWE Superstars. The Company continues to produce these programs and distributes them internationally and domestically on its WWE.com site. NXT and WWE Superstars ceased domestic television broadcast in October 2010 and April 2011, respectively. Internationally, our television rights fees increased by $1.3 million, primarily due to a new agreement with a Canadian television distributor, as well as other international television distributor. Television rights fees cost of revenues increased by $1.1 million primarily due to increased television sponsorship costs of $0.3 million and increased direct staffing and travel costs of $0.5 million. The television rights fee profit contribution margin decreased to 40% from 42% in the prior year quarter.

     Television advertising revenues were $0.2 million in the current quarter as compared to $1.5 million in the prior year quarter, a decrease of $1.3 million. Starting in the first quarter of the current year, we no longer sell advertising on our Canadian television programs.

     WWE Classics On Demand, our subscription based video-on-demand service, had revenues of $1.2 million in both the current and prior year quarters. Currently, WWE Classics On Demand is offered in approximately 80% of video-on-demand enabled homes in the United States.

     The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

	June 30,	June 30,	better
Consumer Products Revenues	2011	2010	(worse)
Licensing	$12.0	$8.7	38%
Magazine publishing	$1.6	$2.5	(36%	)
Net units sold	469,900	712,900	(34%	)
Home video	$7.5	$11.5	(35%	)
Gross units shipped	917,000	1,025,000	(11%	)
Other	$0.5	$0.6	(17%	)
Total	$21.6	$23.3	(7%	)

	June 30,	June 30,	better
Cost of Revenues-Consumer Products	2011	2010	(worse)
Licensing	$3.0	$2.6	(15% )
Magazine publishing	1.9	2.6	27%
Home video	4.5	5.0	10%
Other	0.2	0.2	-
Total	$9.6	$10.4	8%
Profit contribution margin	56%	55%

     Licensing revenues were $12.0 million in the current year quarter as compared to $8.7 million in the prior year quarter, an increase of $3.3 million. This increase was driven by a $4.2 million increase in video game revenues, partially offset by a $1.0 million decrease in collectibles revenue. The increase in video games was primarily due to the release of the WWE All Stars video game in the current year, for which we did not have a corresponding release in the prior year. The $1.0 million decrease in collectibles was driven by a successful product launch by a licensee that drove collectibles licensing revenues in the prior year. Licensing cost of revenues increased by $0.4 million from the prior year quarter, primarily due to increased talent expense of $0.3 million, driven by the increased revenues. The licensing profit contribution margin increased to 75% from 70% in the prior year quarter.

     Magazine publishing revenues were $1.6 million in the current year quarter as compared to $2.5 million in the prior year quarter, a decrease of $0.9 million. This decrease was driven by a 34% decrease in net units sold. We published two issues of WWE Magazine, two issues of WWE Kids Magazine and two special issues in the current quarter as compared to three issues of WWE Magazine, two issues of WWE Kids Magazine and two special issues in the prior year quarter. Our sell-through rate increased slightly to 30% in the current quarter from 29% in the prior year quarter. Magazine publishing cost of revenues decreased by $0.7 million, primarily as a result of a 38% decrease in production. Our magazine publishing business had a loss of $0.3 million in the current year quarter compared to a loss of $0.1 million in the prior year quarter.

     Home video revenues were $7.5 million in the current quarter as compared to $11.5 million in the prior year quarter, a decrease of $4.0 million. This decrease was driven by an 11% decrease in units shipped coupled with a 17% decrease in our estimated sell through rate at retail.  Additionally, we experienced a 6% decrease in average sales price per unit, driven by pricing pressure at retail and a higher percentage of catalog sales, which typically have a lower average selling price per unit.  We released six titles in the current quarter as compared to seven titles in the prior year quarter. Home video cost of revenues decreased by $0.5 million from the prior year quarter due to the decreased costs associated with the decrease in units shipped. Home video profit contribution margin decreased to 40% from 57% in the prior year quarter, primarily due to the lower revenue per unit sold and decreased sell-through rates.

     The following chart provides performance results for our Digital Media segment (dollars in millions except where noted):

	June 30,	June 30,	better
Digital Media Revenues	2011	2010	(worse)
WWE.com	$3.4	$3.0	13%
WWEShop	2.8	2.4	17%
Total	$6.2	$5.4	15%
Average WWEShop revenues per order (dollars)	$46.71	$50.73	(8% )

	June 30,	June 30,	better
Cost of Revenues-Digital Media	2011	2010	(worse)
WWE.com	$1.7	$1.6	(6%	)
WWEShop	2.7	1.8	(50%	)
Total	$4.4	$3.4	(29%	)
Profit contribution margin	29%	37%

     WWE.com revenues were $3.4 million in the current quarter as compared to $3.0 million in the prior year quarter, an increase of $0.4 million. This increase was driven by increases in pay-per-view webcast revenue and advertising revenue of $0.4 million and $0.1 million, respectively, offset by lower wireless revenues of $0.2 million. The increase in pay-per-view webcast revenue reflects the timing of our WrestleMania event which contributed $0.4 million in the current quarter. WWE.com cost of revenues increased by $0.1 million in the current quarter due to increased expenses related to streaming and web content. WWE.com profit contribution margin increased to 50% in the current quarter from 47% in the prior year quarter.

     WWEShop revenues were $2.8 million in the current quarter as compared to $2.4 million in the prior year quarter, an increase of $0.4 million. This increase was driven by a 27% increase in the number of orders processed, partially offset by an 8% decrease in average revenue per order. WWEShop cost of revenues increased by $0.9 million in the current quarter, primarily due to increased material costs of $0.3 million, increased fulfillment and shipping charges of $0.3 million and increased royalty costs of $0.2 million, all driven by the increased revenue and number of orders. Included in the increased costs is $0.5 million associated with expenses related to fraudulent order activity experienced during the quarter. WWEShop profit contribution margin decreased to 4% in the current quarter from 25% in the prior year quarter, primarily due to the expenses associated with the fraudulent orders.

WWE Studios

     The following chart provides performance results for our WWE Studios segment (in millions):

	June 30,	June 30,	better
	2011	2010	(worse)
Revenues	$4.3	$0.7	514%
Cost of Revenues	$8.4	$1.2	(600% )
Profit Contribution Margin	(95% )	(71% )

     WWE Studios changed to a self-distribution model starting in the third quarter of 2010 and has released four films under this model, including one film released during the current quarter, That’s What I Am. Under this model, we recognize revenues and distribution-related expenses for our films on a gross basis upon release.

     WWE Studios released four feature films utilizing third-party distribution partners: See No Evil, The Marine, The Condemned, and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Colombia and The Marine 2, which we collectively refer to as Licensed Films; there were no Licensed Films released during the current quarter. For these Licensed Films, we participate in revenues and expenses generated from the distribution of the films through all media on a net basis after the print and advertising and distribution costs incurred by our distribution partners have been recouped and the results are reported to us, typically in periods subsequent to the initial release.

     Under both distribution models we amortize feature film production costs in the same proportion that a film’s revenue for the period relates to our ultimate revenue projections for such film.

     The following table provides detailed information on our WWE Studios’ releases (in millions):

			Feature
			Film
			Production
			Assets-net as			For the Three Months Ended June 30,
	Release	Production	of June 30,	Inception to-date		Revenue		Cost of Revenue
Title	Date	Costs*	2011	Revenue	Profit	2011	2010	2011	2010
Self - Distributed Films
That's What I Am	April 2011	$4.7	$0.5	$1.6	$(4.1)	$1.6	N/A	$5.7	N/A
The Chaperone	March 2011	5.9	3.3	3.6	(1.7)	0.5	N/A	0.7	N/A
Knucklehead	Oct 2010	6.3	3.6	3.7	(1.2)	(0.1)	N/A	(0.1)	N/A
Legendary	Sept 2010	5.3	2.0	6.0	(1.6)	0.3	N/A	0.3	N/A
		22.2	9.4	14.9	(8.6)	2.3	N/A	6.6	N/A

Licensed films
Marine 2	Dec 2009	$2.3	$1.2	$1.7	$0.6	$0.2	$-	$0.2	$-
12 Rounds	March 2009	19.7	9.2	7.7	(2.8)	1.6	-	1.5	-
BELC 3	Jan 2009	2.5	0.6	2.0	0.1	0.1	0.3	0.1	0.3
The Condemned	May 2007	17.5	0.1	10.6	(6.8)	0.1	0.2	-	-
The Marine	Oct 2006	20.2	0.2	36.5	14.0	-	-	-	0.4
See No Evil	May 2006	10.4	1.8	6.9	(1.7)	-	0.2	-	0.2
		72.6	13.1	65.4	3.4	2.0	0.7	1.8	0.9

Completed but not released		$21.5	$21.5	$-	$-	$-	$-	$-	$-
In production		1.5	1.5	-	-	-	-	-	-
In development		1.6	1.6	-	(2.5)	-	-	-	0.3

Total		$119.4	$47.1	$80.3	$(7.7)	$4.3	$0.7	$8.4	$1.2

*	Production costs are presented net of the associated benefit of production incentives.

     In the current year quarter, we recorded $2.3 million in revenue and $6.6 million in cost of revenue related to our self-distributed films, including $1.6 million of revenue and $5.7 million in cost of revenues related to TWIA. The cost of revenues related to TWIA include a $3.3 million impairment charge due to lower than anticipated home video sales. Included in the cost of revenue for the current quarter is $4.7 million of amortization of production costs and $1.9 million of distribution related expenses.

     We recorded $2.0 million of revenue relating to these Licensed Films in the current year quarter as compared to $0.7 million in the prior year quarter. The increase in revenue for our Licensed Films is primarily driven by $1.6 million in revenue from our film, 12 Rounds, which was released in 2009. The distribution partner for 12 Rounds recouped their costs in the third quarter of 2010 and at that time the Company began recognizing revenue for the film. The Licensed Films cost of revenues reflects the amortization of production costs for these films.

     The Company has $47.1 million of feature film production assets capitalized on our consolidated balance sheet. The recoverability of these assets is dependent upon the revenue generated by the specific films, which is impacted by general economic conditions, the demand for our content by audiences and the economic impact of changes in content distribution channels. Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated fair value of a film is not greater than the unamortized asset, the asset is written down to fair value.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items (in millions):

	June 30,	June 30,	better
	2011	2010	(worse)
Staff related	$13.5	$14.1	4%
Legal, accounting and other professional	3.8	3.5	(9%	)
Stock compensation costs	1.5	2.6	42%
Advertising and promotion	1.5	1.1	(36%	)
Bad debt	0.1	0.9	89%
Corporate insurance	0.7	0.7	-
All other	7.9	7.2	(10%	)
Total SG&A	$29.0	$30.1	4%
SG&A as a percentage of net revenues	20%	28%

     The $0.6 million decrease in staff related expenses in the current year quarter as compared to the prior year quarter reflects a $1.4 million decrease in accrued management incentive compensation due to the Company’s performance compared to targeted performance, partially offset by $0.3 million increase in salary expense and a $0.5 million increase in benefits costs as a result of higher medical costs. Stock compensation costs in the current quarter decreased due to the lower number of shares expected to ultimately be issued as compared to the prior year quarter and higher than estimated forfeitures of unvested awards. The decrease in the number of shares expected to be issued is driven by the Company’s performance compared to targeted performance. The prior year quarter bad debt expense included $0.8 million in additional reserves for balances due from a former distribution partner.

	June 30,	June 30,	better
	2011	2010	(worse)
Depreciation and amortization	$3.7	$3.4	(9% )
Investment income, net	$0.5	$0.5	-
Other expense, net	$0.5	$1.0	50%

     Other expense, net includes realized foreign exchange gains and losses, the revaluation of warrants held in certain licensees in the prior year quarter and certain non-income related taxes. In the current quarter, we recorded realized foreign exchange losses of $0.2 million as compared to $0.9 million in the prior year quarter.

	June 30,	June 30,
	2011	2010
Provision for income taxes	$6.8	$3.4
Effective tax rate	32%	35%

     The current quarter effective tax rate was positively impacted by $0.6 million benefit recorded relating to the shutdown of a Canadian subsidiary.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010
(Dollars in millions, except as noted)

Summary

	June 30,	June 30,	better
Net Revenues	2011	2010	(worse)
Live and Televised Entertainment	$180.9	$175.7	3%
Consumer Products	56.4	54.0	4%
Digital Media	12.3	11.8	4%
WWE Studios	12.9	4.1	215%
Total	$262.5	$245.6	7%

	June 30,	June 30,	better
Cost of Revenues:	2011	2010	(worse)
Live and Televised Entertainment	$109.7	$104.8	(5%	)
Consumer Products	22.8	22.4	(2%	)
Digital Media	9.0	7.1	(27%	)
WWE Studios	20.6	2.5	(724%	)
Total	$162.1	$136.8	(18%	)
Profit contribution margin	38%	44%

	June 30,	June 30,	better
Operating Income:	2011	2010	(worse)
Live and Televised Entertainment	$67.2	$64.5	4%
Consumer Products	30.8	28.8	7%
Digital Media	2.1	1.1	91%
WWE Studios	(8.3)	0.5	(1760%	)
Corporate	(57.6)	(47.3)	(22%	)
Total operating income	$34.2	$47.6	(28%	)
Net income	$22.9	$31.0

     The comparability of our results was impacted by our WWE Studios’ business change to a self-distribution model starting in the third quarter of 2010. Under this model, we recognize revenues and expenses for our films on a gross basis upon release. During the current period we released two films under this self-distribution model, The Chaperone and That’s What I Am (TWIA), in addition to two films released in the prior year’s second half. We previously released six films that were distributed by third-party distribution partners whereby we participated in revenues after their recoupment of distribution expenses and fees and the results have been reported to us. As a result, the revenue and related expenses were recorded on a net basis after the distributor’s recoupment, which typically occurs in periods subsequent to a film’s initial release. In the current period, we recorded $6.3 million in revenue and $12.3 million in cost of revenue related to our self-distributed films. Included in the cost of revenue is $7.4 million of amortization of production costs and $4.9 million of distribution-related expenses.

     In addition, the comparability of our results was also impacted by impairment charges of $2.8 million and $3.3 million relating to our feature films, 12 Rounds and TWIA, respectively, in the current period.

     Our Live and Televised Entertainment segment revenues increased primarily due to the increased revenues in our pay-per-view and television rights business of 12% and 6%, respectively. Our Consumer Products segment experienced a 26% increase in licensing revenue, reflecting an increase in sales of both toys and video games as compared to the prior year period. Our WWE Studios segment reflected an $8.8 million increase in revenue due to the adoption of our self-distribution model in the third quarter of 2010 and the timing of our film releases.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

	June 30,	June 30,	better
Live and Televised Entertainment Revenues (dollars in millions except where noted)	2011	2010	(worse)
Live events	$54.8	$55.2	(1%	)
North America	$38.0	$37.8	1%
International	$16.8	$17.4	(3%	)
Total live event attendance	1,072,400	1,207,700	(11%	)
Number of North American events	130	133	(2%	)
Average North American attendance	6,500	7,000	(7%	)
Average North American ticket price (dollars)	$42.14	$38.97	8%
Number of international events	34	32	6%
Average international attendance (excluding flat-fee events)	6,800	8,500	(20%	)
Average international ticket price (dollars)	$65.39	$59.80	9%

Venue merchandise	$10.8	$10.8	-
Domestic per capita spending (dollars)	$10.66	$10.12	5%

Pay-per-view	$47.9	$42.8	12%
Number of pay-per-view events	6	6	-
Number of buys from pay-per-view events	2,288,000	2,100,000	9%
Average revenue per buy (dollars)	$20.30	$19.12	6%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	-
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	-

Television rights fees	$63.6	$60.2	6%
Domestic	$39.1	$38.0	3%
International	$24.5	$22.2	10%

Television advertising	$0.3	$2.9	(90%	)

WWE Classics On Demand	$2.3	$2.5	(8%	)

Other	$1.2	$1.3	(8%	)
Total live and televised entertainment	$180.9	$175.7	3%

Ratings
Average weekly household ratings for Raw	3.7	3.6	3%
Average weekly household ratings for SmackDown	1.8	2.0	(10%	)
Average weekly household ratings for WWE Superstars	-	1.2	N/A

	June 30,	June 30,	better
Cost of Revenues-Live and Televised Entertainment (in millions)	2011	2010	(worse)
Live events	$37.9	$38.3	1%
Venue merchandise	6.0	6.3	5%
Pay-per-view	23.8	19.4	(23%	)
Television rights	37.6	34.9	(8%	)
Television advertising	0.2	0.8	75%
WWE Classics On Demand	0.8	0.7	(14%	)
Other	3.5	4.4	20%
Total	109.7	$104.8	(5%	)
Profit contribution margin	39%	40%

     Live events revenues were $54.8 million in the current period as compared to $55.2 million in the prior year period, a decrease of $0.4 million. This decrease was driven by lower average attendance at our North American events, as it decreased to 6,500 in the current period as compared to 7,000 in the prior year period. This decrease was partially offset by an 8% increase in the average North American ticket price, to $42.14 in the current year from $38.97 in the prior year. Both of these changes resulted in part from the mix and location of venues. Our international live event revenue decreased by $0.6 million as an attendance decrease of 20% was partially offset by an increase in our average international ticket price which increased to $65.39 from $59.80. Additionally, there were two international events which were flat deals where we receive a set amount for performing the event and there were minimum guaranteed payments received relating to international events that did not perform in-line with expectations. These minimum guarantees protect our interests when traveling to territories with higher economic risks or limited history. Cost of revenue for live events decreased by $0.4 million, reflecting decreases in talent-related expenses of $0.3 million. The live events profit contribution margin of 31% was unchanged as compared to the prior year period.

     Venue merchandise revenues were $10.8 million in the current and prior year periods. Cost of revenues for venue merchandise decreased by $0.3 million, primarily due to lower materials costs driven by the mix of products sold. The venue merchandise profit contribution margin increased to 44% from 42% in the prior year period.

     Pay-per-view revenues were $47.9 million in the current period as compared to $42.8 million in the prior year period, an increase of $5.1 million. This increase reflected 2.3 million buys in the current period as compared to 2.1 million buys in the prior year period. The increase in buys was partially driven by the performance of our annual WrestleMania event. In the current year, we recorded approximately 1.1 million buys for WrestleMania XXVII as compared to approximately 0.9 million buys for WrestleMania XXVI in the prior year. Cost of revenues for pay-per-view increased by $4.4 million, primarily due to increases in production costs and talent expense related to initiatives designed to increase revenue. The pay-per-view profit contribution margin decreased to 50% in the current period from 55% in the prior year period, primarily due to the increased talent and production expenses.

     Television rights fees were $63.6 million in the current period as compared to $60.2 million in the prior year period, an increase of $3.4 million. This increase reflected increases in both domestic and international markets. Domestically, television rights fees increased by $1.1 million, primarily due to increased sponsorship revenues and contractual increases with our television distributors; these were in part offset by the absence of rights fees related to NXT and WWE Superstars, which moved to WWE.com in October 2010 and April 2011, respectively. Internationally, our television rights fees increased by $2.3 million, primarily due to a new agreement with a Canadian television distributor, and contractual increases with other international television distributors. Television rights cost of revenues increased by $2.7 million primarily due to higher television sponsorship costs of $0.8 million and increased production staff and travel costs of $0.7 million. The television rights fee profit contribution margin decreased to 41% from 42% in the prior year period.

     Television advertising revenues were $0.3 million in the current period as compared to $2.9 million in the prior year period, a decrease of $2.6 million. Starting in January 2011 we no longer sell advertising on our Canadian television programs.

     WWE Classics On Demand, our subscription based video-on-demand service, had revenues $2.3 million in the current period as compared to $2.5 million in the prior year period, a decrease of $0.2 million. This decrease reflects decreased domestic subscribers compared to the prior year. Currently, WWE Classics On Demand is offered in approximately 80% of video-on-demand enabled homes in the United States.

     The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

	June 30,	June 30,	better
Consumer Products Revenues	2011	2010	(worse)
Licensing	$35.9	$28.6	26%
Magazine publishing	$3.8	$5.3	(28%	)
Net units sold	1,083,000	1,548,500	(30%	)
Home video	$15.6	$19.1	(18%	)
Gross units shipped	1,789,500	1,837,400	(3%	)
Other	1.1	1.0	10%
Total	$56.4	$54.0	4%

	June 30,	June 30,	better
Cost of Revenues-Consumer Products	2011	2010	(worse)
Licensing	$9.3	$7.7	(21%	)
Magazine publishing	4.1	5.3	23%
Home video	8.7	8.8	1%
Other	0.7	0.6	(17%	)
Total	$22.8	$22.4	(2%	)
Profit contribution margin	60%	59%

     Licensing revenues were $35.9 million in the current period as compared to $28.6 million in the prior year period, an increase of $7.3 million. This increase was driven by the improved performance of our toy and video game categories. Our toy category licensing revenues increased by $2.9 million driven by Mattel’s increased product offerings. Our video game category licensing revenues increased by $6.4 million, driven by the release of our new WWE All Stars video game, for which we did not have a corresponding release in the prior year, and an increase in the royalty rate we receive from our video game licensee. These increases in the video game category were partially offset by decreased unit sales of our other titles. Partially offsetting these increases was a $2.1 million decline in our novelties and collectibles categories driven by a successful product launch by a licensee that drove collectibles licensing revenue in the prior year. Licensing cost of revenues increased by $1.6 million from the prior year period due to the increased revenues. The licensing profit contribution margin increased to 74% in the current period as compared to 73% and prior year period.

     Magazine publishing revenues were $3.8 million in the current period as compared to $5.3 million in the prior year period, a decrease of $1.5 million. This decrease was driven by a 30% decrease in net units sold. We published five issues of WWE Magazine, five issues of WWE Kids Magazine and three special issues in the current year period as compared to six issues of WWE Magazine, five issues of WWE Kids Magazine and three special issue in the prior year period. We printed 32% fewer copies in the current year period due to decreased demand. Our sell-through rate increased slightly to 31% in the current period from 30% in the prior year period. Magazine publishing cost of revenues decreased by $1.2 million, primarily as a result of the 32% decrease in production. Publishing profit contribution decreased to a loss of $0.3 million in the current year period from break-even in the prior year period.

     Home video revenues were $15.6 million in the current period as compared to $19.1 million in the prior year period, a decrease of $3.5 million. This decrease was driven by a 3% decrease in units shipped coupled with a 6% decrease in our estimated sell-through rate at retail. Additionally, due to pricing pressure at retail we experienced a 6% decrease in average sales price per unit. We released 12 titles in the current period as compared to 13 in the prior year period. Home video cost of revenues decreased by $0.1 million from the prior year period, as units shipped approximated prior period levels. Home video profit contribution margin decreased to 44% from 54% in the prior year period, primarily due to the lower revenue per unit sold and decreased sell-through rates.

     The following chart provides performance results for our Digital Media segment (in millions except where noted):

	June 30,	June 30,	better
Digital Media Revenues	2011	2010	(worse)
WWE.com	$6.1	$6.4	(5%	)
WWEShop	6.2	5.4	15%
Total	$12.3	$11.8	4%
Average WWEShop revenues per order (dollars)	$43.14	$49.04	(12%	)

	June 30,	June 30,	better
Cost of Revenues-Digital Media	2011	2010	(worse)
WWE.com	$3.5	$3.1	(13%	)
WWEShop	5.5	3.9	(41%	)
Total	$9.0	$7.0	(29%	)
Profit contribution margin	27%	41%

     WWE.com revenues were $6.1 million in the current period as compared to $6.4 million in the prior year period, a decrease of $0.3 million. This decrease was driven by declines in wireless revenue of $0.5 million, offset by an increase in advertising revenue of $0.2 million. The decline in wireless revenue was driven by the expiration of a content agreement that was not renewed. WWE.com cost of revenues increased by $0.4 million in the current period due to increased expenses related to WWE.com sponsorships and content streaming. WWE.com profit contribution margin decreased to 43% in the current period from 52% in the prior year period due to the cost increases mentioned above.

     WWEShop revenues were $6.2 million in the current period as compared to $5.4 million in the prior year period, an increase of $0.8 million. This increase was driven by a 31% increase in the number of orders processed, partially offset by a 12% decrease in average revenue per order as a result of discounts and product mix. WWEShop cost of revenues increased by $1.6 million in the current period, primarily due to increased material costs of $0.8 million, increased fulfillment and shipping charges of $0.7 million, both driven by the increased revenue and number of orders. WWEShop profit contribution margin decreased to 11% in the current period from 28% in the prior year period, primarily due to increased discounts and promotional offers.

WWE Studios

     The following chart provides performance results for our WWE Studios segment (in millions):

	June 30,	June 30,	better
	2011	2010	(worse)
Revenues	$12.9	$4.1	215%
Cost of Revenues	$20.6	$2.5	(724% )
Profit Contribution Margin	(60% )	39%

     WWE Studios changed to a self-distribution model starting in the third quarter of 2010 and released four films under this model, including two films released during the current period, The Chaperone and TWIA. Under this model, we recognize revenues and distribution-related expenses for our films on a gross basis upon release.

     WWE Studios released four feature films utilizing third-party distribution partners: See No Evil, The Marine, The Condemned, and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Colombia and The Marine 2, which we collectively refer to as Licensed Films; there were no Licensed Films released during the current quarter. For these Licensed Films, we participate in revenues and expenses generated from the distribution of the films through all media on a net basis after the print and advertising and distribution costs incurred by our distribution partners have been recouped and the results are reported to us, typically in periods subsequent to the initial release.

     Under both distribution models we amortize feature film production costs in the same proportion that a film’s revenue for the period relates to our ultimate revenue projections for such film.

     The following table provides detailed information on our WWE Studios’ releases (in millions):

			Feature
			Film
			Production
			Assets-net as of			For the Six Months Ended June 30,
	Release	Production	June 30,	Inception to-date		Revenue		Cost of Revenue
Title	Date	Costs*	2011	Revenue	Profit	2011	2010	2011	2010
Self - Distributed Films
That's What I Am	April 2011	$4.7	$0.5	$1.6	$(4.1)	$1.6	N/A	$5.7	N/A
The Chaperone	March 2011	5.9	3.3	3.6	(1.7)	3.6	N/A	5.4	N/A
Knucklehead	Oct 2010	6.3	3.6	3.7	(1.2)	0.3	N/A	0.4	N/A
Legendary	Sept 2010	5.3	2.0	6.0	(1.6)	0.8	N/A	0.8	N/A
		22.2	9.4	14.9	(8.6)	6.3	N/A	12.3	N/A

Licensed films
Marine 2	Dec 2009	$2.3	$1.2	$1.7	$0.6	$0.6	$-	$0.4	$-
12 Rounds	March 2009	19.7	9.2	7.7	(2.8)	4.3	-	7.0	-
BELC 3	Jan 2009	2.5	0.6	2.0	0.1	0.3	0.7	0.3	0.6
The Condemned	May 2007	17.5	0.1	10.6	(6.8)	0.3	1.2	0.0	0.1
The Marine	Oct 2006	20.2	0.2	36.5	14.0	1.0	1.6	0.4	1.0
See No Evil	May 2006	10.4	1.8	6.9	(1.7)	0.1	0.6	0.1	0.5
		72.6	13.1	65.4	3.4	6.6	4.1	8.2	2.2

Completed but not released		$21.5	$21.5	$-	$-	$-	$-	$-	$-
In production		1.5	1.5	-	-	-	-	-	-
In development		1.6	1.6	-	(2.5)	-	-	0.1	0.3

Total		$119.4	$47.1	$80.3	$(7.7)	$12.9	$4.1	$20.6	$2.5

*	Production costs are presented net of the associated benefit of production incentives.

     In the current period, we recorded $6.3 million in revenue and $12.3 million in cost of revenue related to our self-distributed films, including $1.6 million of revenue and $5.7 million in cost of revenues related to TWIA. The cost of revenues related to TWIA include a $3.3 million impairment charge due to lower than anticipated home video sales. Included in the cost of revenue relating to self-distributed films for the current period is $7.4 million of amortization of production costs (including the aforementioned impairment charge) and $4.9 million of distribution related expenses.

     We recorded $6.6 million of revenue relating to Licensed Films in the current period as compared to $4.1 million in the prior year period. The increase in revenue for our Licensed Films is primarily driven by $4.3 million in revenue from our film, 12 Rounds, which was released in 2009. The distribution partner for 12 Rounds recouped their costs in the third quarter of 2010 and at that time the Company began recognizing revenue for the film. This increase was partially offset by decreases in other Licensed Films. The Licensed Films cost of revenues reflects the amortization of production costs for these films.

     The Company has $47.1 million of feature film production assets capitalized on our balance sheet. The recoverability of these assets is dependent upon the revenue generated by the specific films, which is impacted by general economic conditions, the demand for our content by audiences and the economic impact of changes in content distribution channels. Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated fair value of a film is not greater than the unamortized asset, the asset will be written down to fair value.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items (dollars in millions):

	June 30,	June 30,	better
	2011	2010	(worse)
Staff related	$30.5	$27.7	(10%	)
Legal, accounting and other professional	7.0	4.8	(46%	)
Stock compensation costs	2.5	4.9	49%
Advertising and promotion	2.4	2.6	8%
Bad debt	(0.5)	(0.6)	(17%	)
Corporate insurance	1.5	1.6	6%
All other	15.5	15.0	(3%	)
Total SG&A	$58.9	$56.0	(5%	)
SG&A as a percentage of net revenues	22%	23%

     The $2.8 million increase in staff related expenses in the current period as compared to the prior year period reflects a $1.9 million increase in salary, a $0.8 million increase in severance expenses and a $1.2 million increase in benefits costs as result of higher medical costs, offset by a $1.0 million decrease in accrued management incentive compensation. The increase in legal, accounting and other professional fees in the current period reflects increases in legal case activity and consulting costs. Stock compensation costs in the current period decreased due to the lower number of shares ultimately issued in the current period as compared to the prior year period and increased forfeitures of unvested awards.

	June 30,	June 30,	better
	2011	2010	(worse)
Depreciation and amortization	$7.3	$5.3	(38% )

     The increase from the prior year reflects the absence in the current year of a $1.7 million benefit from the recognition of an infrastructure tax credit received in the prior year period. The credit received in the prior year related to assets placed in service in previous years, the adjustment to depreciation expense reflects the amount of previously recognized expense associated with the reduction of the related asset cost.

Investment income, net	$1.0	$1.0	-
Other expense, net	$0.4	$2.1	81%

     Other expense, net includes realized foreign exchange gains and losses, the revaluation of warrants held in certain licensees and certain non-income related taxes. In the current period, we recorded realized foreign exchange gains of $0.2 million as compared to losses of $1.8 million in the prior year period.

	June 30,	June 30,
	2011	2010
Provision for income taxes	$11.8	$15.4
Effective tax rate	34%	33%

     The current period effective tax rate approximates our anticipated normalized tax rate. The prior year period rate was positively impacted by the recognition of a benefit of $0.8 million relating to previously unrecognized tax benefits, primarily as a result of the statute of limitations expiring in jurisdictions where the Company had taken uncertain tax positions.

Liquidity and Capital Resources

     We maintain a strong balance sheet with $184.3 million and $212.3 million in cash and investments as of June 30, 2011, and 2010, respectively. Our debt balances at the corresponding dates were $2.2 million and $3.3 million, respectively.

     Cash flows from operating activities for the six months ended June 30, 2011 and 2010 were $39.3 million and $24.9 million, respectively.  Net income was $8.1 million lower than the prior period; however, amortization relating to feature film assets was a significant non-cash expense in the period; the cash flow impact relating to feature film production occurs when the film is produced.

     An additional driver of the increased cash flows from operating activities was a decrease in the amount spent on the production of feature film production assets in the current year. During the current period we spent $18.3 million less than the prior year period relating to the production of films. In the current period we spent approximately $7.5 million on feature film production activities compared to $21.8 million in the prior year. In the current period we received $4.0 million in incentives relating to film production, as compared to none in the prior year period. We anticipate receiving approximately $4.7 million in incentives relating to feature films in future periods. We anticipate spending between $10.0 million and $15.0 million on feature film production activities in the twelve months following June 30, 2011.

     Also adding to the increase in cash flows from operating activities was the receipt of a federal tax refund of $9.0 million in the current period due to overpayment of 2010 estimated taxes. At year-end the Company was in a refundable tax position due to tax law changes enacted late in 2010. Upon receipt of the aforementioned tax refund, the Company is currently in an accrued tax payable position.

     Offsetting these increases was the timing of the receipt of an annual advance from a licensee. In the prior year we received a $7.5 million advance relating to 2010 royalty obligations. The corresponding payment relating to 2011 was received in December 2010.

     Additionally, we did not receive any non-film related incentives in the current period; in the prior year period we received payments of $10.0 million relating to non-film related incentives of which $5.9 million was included in cash from operating activities. We anticipate receiving approximately $6.0 million to $8.0 million in non film-related incentives within the twelve months following June 30, 2011.

     The above explanations account for the significant fluctuations in Prepaid expense and other current assets, Feature film production assets, Accrued expenses and other liabilities and Accounts receivable. Additionally, the Company’s deferred income decreased by $12.1 million primarily due to income recognized relating to the previously discussed advances.

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

     Cash flows used in investing activities were $14.4 million for six months ended June 30, 2011 and $36.1 million for the six months ended June 30, 2010. In the current period we purchased $29.8 million and had sales or maturities of $22.2 million of short term investment securities. Included in these amounts is the purchase for $1.1 million and subsequent sale for $1.8 million of stock in a former licensee upon exercise of previously granted warrants. Capital expenditures for the six months ended June 30, 2011 were $6.8 million as compared to $6.7 million for the six months ended June 30, 2010. The increase in capital expenditures and other assets in the current period is partially due to the purchase of music rights for $1.6 million from a co-owner of certain compositions. Capital expenditures for the remainder of 2011, excluding potential costs associated with our media center project, are estimated to range between $8.0 million and $10.0 million. The remaining 2011 capital expenditures include approximately $4.1 million related to investments to support the development of additional television programming. The remaining additional spend consists primarily of upgrades, replacements and improvements to existing assets and/or capabilities.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As of June 30, 2011, we held $15.0 million of ARS. As we maintain a strong liquidity position, our intent is not to sell the securities and we believe that it is not more likely than not that we will be required to sell before one of the aforementioned remedies occurs. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $30.0 million and $40.8 million for the six months ended June 30, 2011 and 2010, respectively. Total dividend payments on all Class A and Class B common shares in the six months ended June 30, 2011 were $30.0 million as compared to $41.6 million in the prior year period. In April 2011, the Board of Directors adjusted the Company's quarterly dividend to $0.12 per share of common stock held by the Company’s Class A and Class B shareholders, and on June 27, 2011, the Company paid a quarterly dividend of $0.12 per share of common stock. Under the revised dividend policy, all Class A and Class B shares receive dividends in the amount of $0.12 per share, including member of the McMahon family. Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

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

As of
	June 30, 2011	December 31, 2010
Pay-per-view accounts receivable	$13.9 million	$10.4 million
Feature film assets	$47.1 million	$56.3 million
Home video reserve for returns	$6.6 million	$5.6 million
Publishing newsstand reserve for returns	$3.2 million	$4.3 million
Allowance for doubtful accounts	$11.8 million	$12.3 million

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

Item 4. Controls and Procedures

     Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. No change in internal control over financial reporting occurred during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

(a.) Exhibits

31.1 Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS XBRL Instance Document (furnished, not filed)

101.SCH XBRL Taxonomy Extension Schema (furnished, not filed)

101.PRE XBRL Taxonomy Presentation Linkbase (furnished, not filed)

101.LAB XBRL Taxonomy Extension Label Linkbase (furnished, not filed)

101.CAL XBRL Taxonomy Extension Calculation Linkbase (furnished, not filed)

101.DEF XBRL Taxonomy Extension Definition Linkbase (furnished, not filed)
____________________

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)

Dated: August 5, 2011	By:	/s/ George A. Barrios
George A. Barrios
Chief Financial Officer