Form 10-Q
period 2011-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2011-11-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Yes _____  No     X

At November 4, 2011 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 28,136,182 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 46,282,591.

World Wrestling Entertainment, Inc.

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
Net revenues	$108,518	$109,564	$370,979	$355,131

Cost of revenues	64,455	61,763	226,531	198,542
Selling, general and administrative expenses	24,567	24,322	83,485	80,284
Depreciation and amortization	3,593	3,211	10,872	8,461

Operating income	15,903	20,268	50,091	67,844

Investment income, net	484	524	1,458	1,504
Interest (expense)	(151)	(64)	(246)	(202)
Other (expense) income, net	(661)	899	(1,082)	(1,173)

Income before income taxes	15,575	21,627	50,221	67,973

Provision for income taxes	4,984	7,290	16,760	22,648

Net income	$10,591	$14,337	$33,461	$45,325

Weighted average common shares outstanding:
Basic	74,328	74,576	74,142	74,372
Diluted	74,707	75,325	74,740	75,263

Earnings per share:
Basic	$0.14	$0.19	$0.45	$0.61
Diluted	$0.14	$0.19	$0.45	$0.60

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(in thousands)
(unaudited)

	As of
	Sept. 30,	Dec. 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$58,384	$69,823
Short-term investments	104,401	97,124
Accounts receivable, net	50,730	52,051
Inventory	2,433	2,087
Deferred income tax assets	14,097	17,128
Prepaid expenses and other current assets	14,858	20,856
Total current assets	244,903	259,069

PROPERTY AND EQUIPMENT, NET	79,152	80,995
FEATURE FILM PRODUCTION ASSETS, NET	39,920	56,253
INVESTMENT SECURITIES, NET	14,811	15,037
OTHER ASSETS	5,938	4,375
TOTAL ASSETS	$384,724	$415,729

CURRENT LIABILITIES:
Current portion of long-term debt	$1,238	$1,169
Accounts payable	14,247	18,441
Accrued expenses and other liabilities	22,063	24,478
Deferred income	17,695	28,323
Total current liabilities	55,243	72,411

LONG-TERM DEBT	684	1,621
NON-CURRENT INCOME TAX LIABILITIES	7,534	15,068
NON-CURRENT DEFERRED INCOME	8,646	9,881

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A common stock	279	275
Class B common stock	465	465
Additional paid-in capital	338,435	336,592
Accumulated other comprehensive income	3,104	3,144
Accumulated deficit	(29,666)	(23,728)
Total stockholders' equity	312,617	316,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$384,724	$415,729

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$33,461	$45,325
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of feature film production assets	23,832	7,014
Revaluation of warrants	-	(552)
Depreciation and amortization	10,872	8,461
Realized gains on sale of investments	(32)	(55)
Amortization of investment income	1,958	1,286
Amortization of debt issuance costs	51	-
Stock compensation costs	2,692	6,522
Provision for (recovery from) doubtful accounts	17	(37)
Provision for inventory obsolescence	1,504	1,530
Benefit from deferred income taxes	(4,348)	(8,946)
Excess tax benefits from stock-based payment arrangements	(138)	(2,723)
Changes in assets and liabilities:
Accounts receivable	2,866	11,008
Inventory	(1,851)	(1,178)
Prepaid expenses and other assets	1,905	(8,902)
Feature film production assets	(7,358)	(27,343)
Accounts payable	(4,194)	937
Accrued expenses and other liabilities	(1,568)	(10,882)
Deferred income	(11,864)	6,443
Net cash provided by operating activities	47,805	27,908

INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(10,466)	(9,130)
Proceeds from infrastructure incentives	-	4,130
Purchase of short-term investments	(33,472)	(88,343)
Proceeds from sales or maturities of investments	25,314	59,035
Net cash used in investing activities	(18,624)	(34,308)

FINANCING ACTIVITIES:
Repayments of long-term debt	(868)	(804)
Debt issuance costs	(1,844)	-
Dividends paid	(38,879)	(62,598)
Issuance of stock, net	833	961
Proceeds from exercise of stock options	-	695
Excess tax benefits from stock-based payment arrangements	138	2,723
Net cash used in financing activities	(40,620)	(59,023)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,439)	(65,423)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,823	149,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,384	$84,361

See Notes to Consolidated Financial Statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(in thousands)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, Dec. 31, 2010	73,999	$740	$336,592	$3,144	$(23,728)	$316,748

Comprehensive income:
Net income					33,461	33,461
Translation adjustment				(122)		(122)
Unrealized holding gain, net of tax				102		102
Reclassification adjustment for gains
realized in net income, net of tax				(20)		(20)
Total comprehensive income						33,421

Stock issuances, net	411	4	(938)			(934)
Tax effect from stock based
payment arrangements			(431)			(431)
Dividends paid			520		(39,399)	(38,879)
Stock compensation costs			2,692			2,692
Balance, Sept. 30, 2011	74,410	$744	$338,435	$3,104	$(29,666)	$312,617

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

     In June 2011, the FASB issued an accounting standard update which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This update is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively and will alter the presentation of the Company's consolidated financial statements.

2. Share Based Compensation

     Compensation expense relating to grants of performance stock units (PSUs) and restricted stock units (RSUs) are recognized over the period during which the employee rendered service to the Company necessary to earn the award. Stock based compensation cost was $112 and $1,528 for the three months ended September 30, 2011 and 2010, respectively, and $2,650 and $6,458 for the nine months ended September 30, 2011 and 2010, respectively.

     During the nine months ended September 30, 2011, we granted 523,500 PSUs under our 2007 Omnibus Incentive Plan (“Plan”) at a price per share of $12.35. This grant is subject to the Company achieving established earnings targets for the financial results of the year ending December 31, 2011. If these targets are met, the shares issued will vest in equal annual installments. During the three months ended September 30, 2011 we adjusted the compensation costs related to this grant based upon expected full-year earnings performance. We do not anticipate achieving the threshold performance level and as a result, no compensation cost related to these PSUs is recorded.

     During 2010, we granted 422,250 PSUs under our Plan at a price per share of $17.01. Based on the financial results for the year ended December 31, 2010, approximately 279,000 PSUs were ultimately issued in 2011 related to this grant at an average price per share of $12.13.

     At September 30, 2011, an aggregate of 875,368 PSUs were unvested for all PSU grants with a weighted average fair value of $13.32 per share. At September 30, 2010, an aggregate of 1,282,046 PSUs were unvested for all PSU grants with a weighted average fair value of $15.87 per share.

     During the nine months ended September 30, 2011, we granted 39,500 RSUs under the Plan at a weighted average grant date fair value of $12.64 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $459. During the nine months ended September 30, 2010, we granted 13,500 RSUs under the Plan at a weighted average grant date fair value of $15.48 per share. Total compensation cost related to these grants, net of estimated forfeitures, is $192. The compensation is being amortized over the service period, which is approximately three years.

     At September 30, 2011, 69,649 RSUs were unvested with a weighted average fair value of $12.84 per share. At September 30, 2010, 110,736 RSUs were unvested with a weighted average fair value of $13.79 per share.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

3. Stockholders’ Equity

Dividends

     In April 2011, the Board of Directors adjusted the Company's quarterly dividend to $0.12 per share on all Class A and Class B shares.

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

     We paid cash dividends of $8,928 and $21,019 for the three months ended September 30, 2011 and 2010, respectively. We paid cash dividends of $38,879 and $62,598 for the nine months ended September 30, 2011 and 2010, respectively.

Comprehensive Income

     The following table presents the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
Net income	$10,591	$14,337	$33,461	$45,325
Translation adjustment	(313)	277	(122)	91
Unrealized holding (loss) gain, net of tax	(114)	460	102	1,019
Reclassification adjustment for gains realized in net income,
net of tax	-	(2)	(20)	(34)
Total comprehensive income	$10,164	$15,072	$33,421	$46,401

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following net income and weighted average common shares outstanding:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2011	2010	2011	2010
Numerator:
Net income	$10,591	$14,337	$33,461	$45,325

Denominator:
Weighted Average Shares Outstanding:
Basic	74,328	74,576	74,142	74,372
Diluted	74,707	75,325	74,740	75,263

Earnings Per Share:
Basic	$0.14	$0.19	$0.45	$0.61
Diluted	$0.14	$0.19	$0.45	$0.60

     Net income per share of Class A Common Stock and Class B Common Stock is computed in accordance with the two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive.

     The Company did not compute earnings per share using the two-class method for the three months ended September 30, 2011 despite having undistributed earnings during this quarter as all classes of common stock received dividends at the same rate. The Company did not compute earnings per share using the two-class method for the three months ended September 30, 2010 as there were no undistributed earnings during this quarter.

     The Company did not compute earnings per share using the two-class method for the nine months ended September 30, 2011 and 2010 as there were no undistributed earnings during these periods.

5. Segment Information

     We do not allocate corporate overhead to each of the segments, and as a result, corporate overhead is a reconciling item in the table below. Revenues derived from sales outside of North America were $28,848 and $98,683 for the three and nine months ended September 30, 2011, respectively, and $30,723 and $98,749 for the three and nine months ended September 30, 2010, respectively. Revenues generated in the United Kingdom, our largest international market, were $4,782 and $22,819 for the three and nine months ended September 30, 2011, respectively, and $5,879 and $23,104 for the three and nine months ended September 30, 2010, respectively. Unallocated assets consist primarily of cash, short-term investments, real property and other investments.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
Net revenues:
Live and Televised Entertainment	$78,139	$73,807	$259,077	$249,449
Consumer Products	19,725	21,455	76,153	75,446
Digital Media	6,907	6,809	19,158	18,638
WWE Studios	3,747	7,493	16,591	11,598
Total net revenues	$108,518	$109,564	$370,979	$355,131

Depreciation and amortization:
Live and Televised Entertainment	$1,877	$1,782	$5,606	$3,841
Consumer Products	114	47	347	165
Digital Media	275	297	908	881
WWE Studios	2	-	7	-
Corporate	1,325	1,085	4,004	3,574
Total depreciation and amortization	$3,593	$3,211	$10,872	$8,461

Operating income (loss):
Live and Televised Entertainment	$30,843	$27,450	$94,337	$91,982
Consumer Products	11,494	10,374	42,315	39,180
Digital Media	3,448	1,936	4,911	3,072
WWE Studios	(6,768)	(1,217)	(15,139)	(730)
Corporate	(23,114)	(18,275)	(76,333)	(65,660)
Total operating income	$15,903	$20,268	$50,091	$67,844

			As of
			Sept. 30,	Dec. 31,
			2011	2010
Assets:
Live and Televised Entertainment			$129,264	$129,970
Consumer Products			19,286	17,095
Digital Media			4,259	5,849
WWE Studios			68,330	77,977
Unallocated			163,585	184,838
Total assets			$384,724	$415,729

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	Sept. 30,	Dec. 31,
	2011	2010
Land, buildings and improvements	$77,107	$75,762
Equipment	75,937	70,694
Corporate aircraft	20,858	20,858
Vehicles	1,570	1,543
	175,472	168,857
Less accumulated depreciation and amortization	(96,320)	(87,862)
Total	$79,152	$80,995

     Depreciation and amortization expense for property and equipment totaled $3,480 and $10,522 for the three and nine months ended September 30, 2011, respectively, as compared to $3,164 and $8,296 for the three and nine months ended September 30, 2010, respectively. Depreciation expense in the prior year reflected a one-time benefit of $1,674, which was recorded in the three months ended March 31, 2010, from the recognition of an infrastructure tax credit. The credit was used to reduce the carrying value of the assets as of their in service date and consequently the adjustment to depreciation expense reflected the revised amount incurred to date.

7. Feature Film Production Assets

     Feature film production assets consisted of the following:

	As of
	Sept. 30,	Dec. 31,
	2011	2010
Feature film productions:
In release	$19,934	$27,368
Completed but not released	18,620	27,612
In production	-	-
In development	1,366	1,273
Total	$39,920	$56,253

     In the current year we released three theatrical films, The Chaperone, That’s What I Am and Inside Out, which comprise $1,777, $428 and $2,052 of our “In release” feature film assets, respectively. All of these films were released under our self distribution model in which we control the distribution and marketing of our productions. The distribution and marketing of our films under our previous model was controlled by our third-party distribution partners and we participated in proceeds after our third-party distribution partners recouped their expenses and distribution fees and their results were reported to us. Under our new distribution model, we record revenues and expenses on a gross basis in our financial statements. Additionally, under our new model the Company records distribution expenses, including advertising and other exploitation costs, in our financial statements as incurred.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

     Feature film production assets are recorded net of the associated benefit of production incentives. During the three months ended September 30, 2011 and 2010 we realized $92 and $3,020, respectively of production incentives from feature film production activities. During the nine months ended September 30, 2011 and 2010 we realized $6,067 and $3,020, respectively, of production incentives from feature film production activities.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated revenue is not sufficient to recover the unamortized asset, the asset will be written down to fair value. Our estimated revenues for a specific film may vary from actual results due to various factors, including audience demand for a specific film, general economic conditions and changes in content distribution channels. During the three months ended September 30, 2011 and 2010, we recorded aggregate impairment charges of $5,123 and $0, respectively, related to our feature films Inside Out, The Chaperone and Knucklehead due to lower than anticipated home video sales. During the nine months ended September 30, 2011 and 2010, we recorded aggregate impairment charges of $11,173 and $0, respectively, related to our feature films 12 Rounds, That’s What I Am, Inside Out, The Chaperone and Knucklehead. As of September 30, 2011, based on our estimated revenues for each unamortized feature film production asset, we do not believe any capitalized assets included in Feature Film Production Assets are impaired.

     Approximately 61% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 93% of “In release” film production assets are estimated to be amortized over the next three years.

     We currently have four theatrical films designated as “Completed but not released”. We also have capitalized certain script development costs for various other film projects. Capitalized script development costs are evaluated at each reporting period for impairment if, and when, a project is deemed to be abandoned. During the three and nine months ended September 30, 2011, we expensed $315 and $395, respectively of previously capitalized development costs related to abandoned projects. During the three and nine months ended September 30, 2010, we expensed $0 and $300, respectively of script development costs related to abandoned projects.

8. Investment Securities and Short-Term Investments

     Investment securities and short-term investments consisted of the following:

	As of			As of
	Sept. 30, 2011			Dec. 31, 2010
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gain	Fair	Amortized	Gain	Fair
	Cost	(Loss)	Value	Cost	(Loss)	Value
Auction rate securities	$16,000	$(1,189)	$14,811	$16,000	$(963)	$15,037
Municipal bonds	92,917	830	93,747	74,766	339	75,105
Corporate bonds	10,784	(130)	10,654	22,015	4	22,019
Total	$119,701	$(489)	$119,212	$112,781	$(620)	$112,161

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

     We classify all of our investments as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and auction rate securities (“ARS”). All of these investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of September 30, 2011 contractual maturities of these investments are as follows:

Maturities
Auction rate securities	26-30 years
Municipal bonds	1 month-12 years
Corporate bonds	1-4 years

     During the quarter ended September 30, 2011, there were no sales of available-for-sale securities. During the quarter ended September 30 2010, available-for-sale securities were sold for total proceeds of $2,212. The gross realized gains and losses on these sales totaled $9 and $0, respectively in the prior year quarter. Net unrealized holding losses of $184 and net unrealized holding gains of $741 on available-for-sale securities for the quarters ended September 30, 2011 and 2010, respectively, have been included in accumulated other comprehensive income.

     During the nine months ended September 30, 2011 and 2010, available-for-sale securities were sold for total proceeds of $2,652 and $4,690, respectively. The gross realized gains on these sales totaled $33 and $61 in the current and prior year period, respectively. There were no gross realized losses on these sales in the current or prior year period. Net unrealized holding losses on available-for-sale securities in the amount of $164 and $1,643 for the nine months ended September 30, 2011 and 2010, respectively, have been included in accumulated other comprehensive income.

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

     As of September 30, 2011, we recorded a cumulative adjustment to reduce the fair value of our investment in ARS of $1,189, which is reflected as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

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

Level 2- quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3- unobservable inputs, such as discounted cash flow models or valuations

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at Sept. 30, 2011				Fair Value at Dec. 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$93,747	$-	$93,747	$-	$75,105	$-	$75,105	$-
Auction rate securities	14,811	-	-	14,811	15,037	-	-	15,037
Corporate bonds	10,654	-	10,654	-	22,019	-	22,019	-
Other	-	-	-	-	687	-	687	-
Total	$119,212	$-	$104,401	$14,811	$112,848	$-	$97,811	$15,037

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

     The table below presents a roll forward of our Level 3 assets (ARS):

	Significant		Significant
	Unobservable		Unobservable
	Inputs		Inputs
	(Level 3)		(Level 3)
Fair value Jan. 1, 2011	$15,037	Fair value Jan. 1, 2010	$22,370
Purchases	-	Purchases	-
Redemptions/Proceeds	-	Redemptions/Proceeds	(8,400)
Transfers in	-	Transfers in	-
Realized gain	-	Realized gain	-
Unrealized (loss)	(226)	Unrealized gain	1,137
Fair value Sept. 30, 2011	$14,811	Fair value Sept. 30, 2010	$15,107

     The Company also has assets that are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. During the three and nine months ended September 30, 2011, the Company recorded impairment charges of $5,123 and $11,173, respectively, on feature film production assets based on fair value measurements of $17,299. There were no fair value measurements recorded on a non-recurring basis for the three and nine months ended September 30, 2010. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The inputs to this model are the Company’s expected results for the film and a discount rate that market participants would seek for bearing the risk associated with such assets.

10. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following:

	As of
	Sept. 30,	Dec. 31,
	2011	2010
Accrued pay-per-view event costs	$3,806	$3,580
Accrued payroll and bonus related costs	4,224	6,635
Accrued television costs	2,402	3,500
Accrued home video production and distribution	2,428	2,659
Accrued income taxes (1)	1,475	-
Accrued other	7,728	8,104
Total	$22,063	$24,478

(1)	At December 31, 2010, income taxes had a refundable balance of $3,510 and was included in Prepaid expenses and other current assets on our Consolidated Balance Sheet.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

     Accrued other includes accruals for our publishing, legal and professional, and licensing business activities, none of which exceeds 5% of current liabilities.

11. Senior Unsecured Revolving Credit Facility

     On September 9, 2011, the Company entered into a senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The credit facility provides for a $200,000 line of credit that expires in September 2014, unless extended. Applicable interest rates for the borrowings under the revolving credit facility are a LIBOR-based rate plus 200 basis points or an alternate base rate plus 100 basis points. As of September 30, 2011, the LIBOR-based rate was 2.37%. In the event the utilization percentage of the facility exceeds 50%, the applicable margin for the LIBOR-based and alternate base rate borrowings will increase by 25 basis points. As of September 30, 2011, there are no amounts outstanding on the line of credit. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the line of credit. Borrowings under the line of credit are subject to certain financial covenants and certain restrictions. As of September 30, 2011, the Company is in compliance with the provisions of this credit facility.

12. Concentration of Credit Risk

     We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors, including our television, pay-per-view and home video distributors. The Company closely monitors the status of receivables with our customers and maintains allowances for anticipated losses as deemed appropriate. Our total allowance for doubtful accounts balance was $11,967 as of September 30, 2011 and $12,316 as of December 31, 2010. Bad debts expense was $17 for the nine months ended September 30, 2011, as compared to a recovery from bad debts of $37 for the nine months ended September 30, 2010. Bad debts expense was $526 for the three months ended September 30, 2011, as compared to $569 for the three months ended September 30, 2010.

13. Film and Television Production Incentives

     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the three months ended September 30, 2011 and 2010 we received $92 and $3,020, respectively, relating to feature film productions which reduced the related assets. During the nine months ended September 30, 2011 and 2010 we received $6,067 and $3,020, respectively, of incentives relating to feature film productions which reduced the related assets. During the three and nine months ended September 30, 2010, we received $0 and $4,202, respectively, relating to qualifying capital projects, which reduced the related assets. We did not receive similar incentives during the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2011 and 2010 we received $6,565 and $6,124, respectively, of incentives relating to television and other productions which were recorded as an offset to the related production expenses.

14. Income Taxes

     At September 30, 2011, we have $9,983 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. Of this amount, $5,350 is classified in accrued expenses and other liabilities and the remaining $4,633 is classified in non-current income tax liabilities. At September 30, 2010, we had $9,601 of unrecognized tax benefits. Of this amount, $246 was classified in accrued expenses and other liabilities and the remaining $9,355 was classified in non-current income tax liabilities.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $2,622 of accrued interest and penalties related to uncertain tax positions as of September 30, 2011. Of this amount, $1,626 is classified in accrued expenses and other liabilities and the remaining $996 is classified in non-current income tax liabilities. At September 30, 2010, we had $2,172 of accrued interest and penalties related to uncertain tax positions. Of this amount, $52 was classified in accrued expenses and other liabilities and the remaining $2,120 was classified in non-current income tax liabilities.

     We file income tax returns in the United States, various states and various foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after April 30, 2006.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $7,800 within 12 months of September 30, 2011.

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

Results of Operations

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010
(Dollars in millions, except as noted)

Summary

	Sept. 30,	Sept. 30,	better
Net Revenues	2011	2010	(worse)
Live and Televised Entertainment	$78.1	$73.8	6%
Consumer Products	19.8	21.4	(7%	)
Digital Media	6.9	6.8	1%
WWE Studios	3.7	7.6	(51%	)
Total	$108.5	$109.6	(1%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues:	2011	2010	(worse)
Live and Televised Entertainment	$44.8	$41.4	(8%	)
Consumer Products	7.0	9.6	27%
Digital Media	3.0	2.5	(20%	)
WWE Studios	9.7	8.2	(18%	)
Total	$64.5	$61.7	(5%	)
Profit contribution margin	41%	44%

	Sept. 30,	Sept. 30,	better
Operating Income:	2011	2010	(worse)
Live and Televised Entertainment	$30.8	$27.5	12%
Consumer Products	11.5	10.4	11%
Digital Media	3.5	1.9	84%
WWE Studios	(6.8)	(1.2)	(467%	)
Corporate	(23.1)	(18.3)	(26%	)
Total operating income	$15.9	$20.3	(22%	)
Net income	$10.6	$14.3	(26%	)

     The comparability of our results was impacted by a $5.1 million impairment charge recorded during the quarter relating to our self-distributed feature films Inside Out, Knucklehead and The Chaperone.

     Our Live and Televised Entertainment segment revenues increased primarily due to the increased revenues in our pay-per-view and television rights business of 16% and 9%, respectively. Our Consumer Products segment experienced a 17% decrease in licensing revenue, reflecting decreases across all categories, except video games, as compared to the prior year quarter. Our WWE Studios segment reflected a 51% decrease in revenue due to lower performance of our self-distributed films.

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Live and Televised Entertainment Revenues	Sept. 30,	Sept. 30,	better
(dollars in millions except where noted)	2011	2010	(worse)
Live events	$23.0	$22.8	1%
North America	$14.2	$13.8	3%
International	$8.8	$9.0	(2%	)
Total live event attendance	424,600	427,500	(1%	)
Number of North American events	64	62	3%
Average North American attendance	4,900	5,200	(6%	)
Average North American ticket price (dollars)	$41.34	$41.07	1%
Number of international events	15	16	(6%	)
Average international attendance	7,200	6,700	7%
Average international ticket price (dollars)	$80.08	$86.07	(7%	)

Venue merchandise	$3.6	$3.9	(8%	)
Domestic per capita spending (dollars)	$10.18	$9.44	8%

Pay-per-view	$15.8	$13.6	16%
Number of pay-per-view events held during period	3	3	-
Number of buys from pay-per-view events	758,000	735,000	3%
Average revenue per buy (dollars)	$20.76	$17.76	17%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	-
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	-

Television rights fees	$34.0	$31.1	9%
Domestic	$19.9	$19.8	1%
International	$14.1	$11.3	25%

Other	$1.7	$2.4	(29%	)
Total live and televised entertainment	$78.1	$73.8	6%

Ratings
Average weekly household ratings for Raw	3.4	3.4	-
Average weekly household ratings for SmackDown	1.8	1.9	(5%	)
Average weekly household ratings for WWE Superstars	-	1.1	N/A
Average weekly household ratings for WWE NXT	-	1.0	N/A

Cost of Revenues-Live and Televised Entertainment	Sept. 30,	Sept. 30,	better
(dollars in millions)	2011	2010	(worse)
Live events	$17.2	$17.7	3%
Venue merchandise	2.2	2.1	(5%	)
Pay-per-view	5.6	5.6	-
Television rights	17.4	14.8	(18%	)
Other	2.4	1.2	(100%	)
Total	$44.8	$41.4	(8%	)
Profit contribution margin	43%	44%

     Live events revenues were $23.0 million in the current quarter as compared to $22.8 million in the prior year quarter, an increase of $0.2 million. Decreased North American average attendance, down 6% from the prior year quarter, was offset by a slight increase in the average North American ticket price and two additional events. Our international live event revenue decreased by $0.2 million, as a 7% decrease in average international ticket price, to $80.08 in the current quarter, was partially offset by an increase in our average international attendance to 7,200 from 6,700 in the prior year quarter. The decrease in the average international ticket price was due to the countries we performed in during the current quarter, partially offset by benefits due to exchange rates. Cost of revenue for live events decreased by $0.5 million, reflecting decreases in talent-related expenses of $0.6 million. The live events profit contribution margin increased to 25% from 22% in the prior year quarter.

     Venue merchandise revenues were $3.6 million in the current quarter as compared to $3.9 million in the prior year quarter, a decrease of $0.3 million. This decrease is due to the impact of 12% lower domestic attendance in the current quarter as compared to the prior year quarter, partially offset by an 8% increase in per capita merchandise spending by our fans at our domestic events. Cost of revenue for venue merchandise was essentially unchanged from the prior year quarter. The venue merchandise profit contribution margin decreased to 39% from 46% in the prior year quarter, due to higher material costs as a result of the mix of products sold at events.

     Pay-per-view revenues were $15.8 million in the current quarter as compared to $13.6 million in the prior year quarter, an increase of $2.2 million. This increase reflects a 17% increase in revenues per buy, in addition to a 3% increase in total buys. The increase in buys and revenues per buy reflect approximately 65,000 additional WrestleMania buys in the current quarter, which have a higher retail price than our other events. There were three pay-per-view events in both the current and prior year quarters. Buys for the three events in the current quarter were approximately 652,000 as compared to approximately 680,000 in the prior year quarter. Cost of revenues for pay-per-view was unchanged from the prior year quarter. The pay-per-view profit contribution margin increased to 65% from 59% in the prior year quarter, driven by the additional WrestleMania buys.

     Television rights fees were $34.0 million in the current quarter as compared to $31.1 million in the prior year quarter, an increase of $2.9 million, reflecting increases in international markets and sponsorship revenues. Domestic rights fees increased $0.1 million from the prior year quarter, as contractual increases with our television partners were offset by the absence of $4.0 million of rights fees related to NXT and WWE Superstars. The Company continues to produce these programs and distributes them internationally and domestically on its WWE.com website. NXT and WWE Superstars ceased domestic television broadcast in October 2010 and April 2011, respectively. Internationally, our television rights fees increased by $2.8 million, primarily due to a new agreement with a Canadian television distributor, as well as increases with other international television distributors. Television rights fees cost of revenues increased by $2.6 million, primarily due to increased television sponsorship costs of $1.4 million and increased production costs of $0.7 million as a result of filming four additional episodes. The television rights fee profit contribution margin decreased to 49% from 52% in the prior year quarter.

     The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

	Sept. 30,	Sept. 30,	better
Consumer Products Revenues	2011	2010	(worse)
Licensing	$9.0	$10.8	(17%	)
Magazine publishing	$1.9	$2.6	(27%	)
Net units sold	593,600	722,900	(18%	)
Home video	$8.3	$7.2	15%
Gross units shipped	686,000	829,100	(17%	)
Other	$0.6	$0.8	(25%	)
Total	$19.8	$21.4	(7%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Consumer Products	2011	2010	(worse)
Licensing	$2.2	$2.5	12%
Magazine publishing	1.7	2.5	32%
Home video	2.6	3.8	32%
Other	0.5	0.8	38%
Total	$7.0	$9.6	27%
Profit contribution margin	65%	55%

     Licensing revenues were $9.0 million in the current quarter as compared to $10.8 million in the prior year quarter, a decrease of $1.8 million. This decrease was driven by weaker performance across all of our licensing platforms, with the exception of video games, which increased by $1.1 million as compared to the prior year quarter. The increase in video games was primarily due to the release of the WWE All Stars video game in the current year, for which we did not have a corresponding release in the prior year. Our toys category decreased by $0.9 million, reflecting a challenging retail environment for certain toy products, including action figures. The decrease in revenues across our other licensing platforms was primarily driven by weaker performance in international markets as compared to the prior year quarter, including a decrease in collectibles revenues driven by a successful product launch by a licensee that drove collectibles licensing revenues in the prior year. Licensing cost of revenues decreased by $0.3 million from the prior year quarter, primarily due to decreased talent expense of $0.3 million, driven by the decreased revenues. The licensing profit contribution margin was essentially flat with the prior year quarter.

     Magazine publishing revenues were $1.9 million in the current quarter as compared to $2.6 million in the prior year quarter, a decrease of $0.7 million. This decrease was driven by weaker newsstand demand, which led to a 27% reduction in the number of issues printed, partially offset by a small improvement in our sell-through rates. We published three issues of WWE Magazine, three issues of WWE Kids magazine and one special issue in both the current and prior year quarters. Magazine publishing cost of revenues decreased by $0.8 million, primarily as a result of a 27% decrease in production. Our magazine publishing profit contribution margin increased to 11% from 4% in the prior year quarter, due in part to cost cutting efforts in our publishing business.

     Home video revenues were $8.3 million in the current quarter as compared to $7.2 million in the prior year quarter, an increase of $1.1 million. This increase was driven by an adjustment to our allowance for returns and an increase in revenue per unit partially offset by a 17% reduction in shipments. The reduction in our allowance for returns reflected better than expected sell-through rates for titles released in prior quarters. In addition, average sales price per unit increased 4% to $13.18 due to the timing of promotional activity and a reduction in manufacturer’s discounts. We released seven titles in both the current and prior year quarters. Home video cost of revenues decreased by $1.2 million from the prior year quarter due the lower duplication charges as a result of a one-time rebate of $1.1 million from one of our suppliers. Home video profit contribution margin increased to 69% from 47% in the prior year quarter, primarily due to the increased revenue per unit sold and increased sell-through rates.

     The following chart provides performance results for our Digital Media segment (dollars in millions except where noted):

	Sept. 30,	Sept. 30,	better
Digital Media Revenues	2011	2010	(worse)
WWE.com	$3.7	$4.0	(8% )
WWEShop	3.2	2.8	14%
Total	$6.9	$6.8	1%
Average WWEShop revenues per order (dollars)	$46.94	$46.04	2%

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Digital Media	2011	2010	(worse)
WWE.com	$0.7	$0.3	(133%	)
WWEShop	2.3	2.2	(5%	)
Total	$3.0	$2.5	(20%	)
Profit contribution margin	57%	63%

     WWE.com revenues were $3.7 million in the current quarter as compared to $4.0 million in the prior year quarter, a decrease of $0.3 million. This decrease was driven by decreases in syndication and wireless content revenues of $0.5 million and $0.2 million, respectively, offset by increased advertising revenue of $0.4 million. WWE.com cost of revenues increased by $0.4 million in the current quarter, driven by increased expenses related to streaming and sponsorships, in addition to $0.3 million less benefit from production incentives as compared to the prior year. WWE.com profit contribution margin decreased to 81% in the current quarter from 93% in the prior year quarter.

     WWEShop revenues were $3.2 million in the current quarter as compared to $2.8 million in the prior year quarter, an increase of $0.4 million. This increase was driven by a 15% increase in the number of orders processed, combined with a 2% increase in average revenue per order. WWEShop cost of revenues was essentially unchanged from the prior year quarter. WWEShop profit contribution margin increased to 28% in the current quarter from 21% in the prior year quarter.

WWE Studios

     The following chart provides performance results for our WWE Studios segment (in millions):

	Sept. 30,	Sept. 30,	better
	2011	2010	(worse)
Revenues	$3.7	$7.6	(51%)
Cost of Revenues	$9.7	$8.2	(18%)
Profit Contribution Margin	(162% )	(8% )

     WWE Studios changed to a self-distribution model starting in the third quarter of 2010 and has released five films under this model, including one film released during the current quarter, Inside Out. Under this model, we recognize revenues and distribution-related expenses for our films on a gross basis upon release.

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

     The following table provides detailed information on our WWE Studios’ releases (in millions):

			Feature
			Film
			Production
			Assets-net as			For the Three Months Ended Sept 30,
	Release	Production	of Sept. 30,	Inception to-date		Revenue			Cost of Revenue
Title	Date	Costs*	2011	Revenue	Profit (Loss)	2011	2010		2011	2010
Self - Distributed Films
Inside Out	Sept 2011	$5.1	$2.1	$1.0	$(3.4)	$1.0	$	N/A	$4.4	$	N/A
That's What I Am	April 2011	4.7	0.4	1.2	(4.7)	(0.4)		N/A	0.2		N/A
The Chaperone	Mar 2011	5.8	1.8	4.0	(2.9)	0.4		N/A	1.6		N/A
Knucklehead	Oct 2010	6.3	2.3	3.8	(2.6)	-		N/A	1.3		N/A
Legendary	Sept 2010	5.3	1.9	6.0	(1.8)	(0.1)		3.8	0.1		5.4
		27.2	8.5	16.0	(15.4)	0.9		3.8	7.6		5.4

Licensed films
Marine 2	Dec 2009	$2.3	$1.0	$2.0	$0.6	$0.2		$0.7	$0.2		$0.4
12 Rounds	Mar 2009	19.7	8.1	9.0	(2.6)	1.3		1.5	1.1		1.5
BELC 3	Jan 2009	2.5	0.4	2.2	0.1	0.2		0.2	0.2		0.2
The Condemned	May 2007	17.5	-	10.8	(6.6)	0.2		0.2	-		-
The Marine	Oct 2006	20.2	0.2	37.2	14.6	0.8		1.3	0.2		0.7
See No Evil	May 2006	10.4	1.7	7.0	(1.7)	0.1		(0.1)	0.1		-
		72.6	11.4	68.2	4.4	2.8		3.8	1.8		2.8

Completed but not released		$18.6	$18.6	$-	$-	$-		$-	$-		$-
In production		-	-	-	-	-		-	-		-
In development		1.4	1.4	-	(2.8)	-		-	0.3		-

Total		$119.8	$39.9	$84.2	$(13.8)	$3.7		$7.6	$9.7		$8.2

*	Production costs are presented net of the associated benefit of production incentives.

     In the current quarter, we recorded $0.9 million in revenue and $7.6 million in cost of revenue related to our self-distributed films, including $1.0 million of revenue and $4.4 million in cost of revenues related to Inside Out. The cost of revenues related to Inside Out includes a $2.5 million impairment charge due to lower than anticipated home video sales. Additionally, during the quarter the Company recorded impairment charges of $1.3 million and $1.3 million for our previously released films Knucklehead and The Chaperone, respectively, primarily the result of lower than anticipated home video sales. Included in the cost of revenue for the current quarter is $6.0 million of amortization of production costs and $1.6 million of distribution related expenses.

     We recorded $2.8 million of revenue relating to our Licensed Films in the current quarter as compared to $3.8 million in the prior year quarter. The decrease in revenue for our Licensed Films is primarily driven by the timing of our Licensed Film releases. The Licensed Films cost of revenues reflects the amortization of production costs for these films.

     The Company has $39.9 million of feature film production assets capitalized on our consolidated balance sheet. The recoverability of these assets is dependent upon the revenue generated by the specific films, which is impacted by general economic conditions, the demand for our content by audiences and the economic impact of changes in content distribution channels. Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated fair value of a film is not greater than the unamortized asset, the asset is written down to fair value.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items (in millions):

	Sept. 30,	Sept. 30,	better
	2011	2010	(worse)
Staff related	$12.4	$12.5	1%
Legal, accounting and other professional	4.0	2.9	(38%	)
Stock compensation costs	0.1	1.5	93%
Advertising and promotion	0.9	1.2	25%
Bad debt	0.5	0.6	17%
Corporate insurance	1.0	0.8	(25%	)
All other	5.6	4.8	(17%	)
Total SG&A	$24.5	$24.3	(1%	)
SG&A as a percentage of net revenues	23%	22%

     The $0.1 million decrease in staff related expenses in the current quarter as compared to the prior year quarter reflects a $3.4 million decrease in accrued management incentive compensation due to the Company’s performance compared to targeted performance, partially offset by a $1.6 million increase in severance expense, a $1.0 million increase in salary expense due to increased headcount and higher rates and a $0.6 million increase in benefits costs as a result of higher medical costs. The increase in legal, accounting and other professional fees in the current period reflects increases in consulting costs. Stock compensation costs in the current quarter decreased due to the lower number of shares expected to ultimately be issued and higher than estimated forfeitures of unvested awards. The decrease in the number of shares expected to be issued is driven by the Company’s performance compared to targeted performance.

	Sept. 30,	Sept. 30,	better
	2011	2010	(worse)
Depreciation and amortization	$3.6	$3.2	(13%	)
Investment income, net	$0.5	$0.5	-
Other expense, net	$(0.7)	$0.9	(178%	)

     Other expense, net includes realized foreign exchange gains and losses, the revaluation of warrants held in certain licensees in the prior year quarter and certain non-income related taxes. In the current quarter, we recorded realized foreign exchange losses of $0.4 million as compared to gains of $0.9 million in the prior year quarter.

	Sept. 30,	Sept. 30,
	2011	2010
Provision for income taxes	$5.0	$7.3
Effective tax rate	32%	34%

     The current and prior year quarter’s effective tax rate was positively impacted by a $0.4 million benefit from recognition of previously unrecognized tax benefits, primarily as a result of the statute of limitations expiring in jurisdictions in which the Company had taken uncertain tax positions. The prior year rate was negatively impacted by a $0.4 million adjustment relating to differences between our tax returns as filed and our estimated tax provision.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010
(Dollars in millions, except as noted)

Summary

	Sept. 30,	Sept. 30,	better
Net Revenues	2011	2010	(worse)
Live and Televised Entertainment	$259.0	$249.5	4%
Consumer Products	76.2	75.4	1%
Digital Media	19.2	18.6	3%
WWE Studios	16.6	11.6	43%
Total	$371.0	$355.1	4%

	Sept. 30,	Sept. 30,	better
Cost of Revenues:	2011	2010	(worse)
Live and Televised Entertainment	$154.5	$146.2	(6%	)
Consumer Products	29.8	32.0	7%
Digital Media	12.0	9.6	(25%	)
WWE Studios	30.3	10.7	(183%	)
Total	$226.6	$198.5	(14%	)
Profit contribution margin	39%	44%

	Sept. 30,	Sept. 30,	better
Operating Income:	2011	2010	(worse)
Live and Televised Entertainment	$94.3	$92.0	3%
Consumer Products	42.3	39.2	8%
Digital Media	4.9	3.0	63%
WWE Studios	(15.1)	(0.7)	(2057%	)
Corporate	(76.3)	(65.7)	(16%	)
Total operating income	$50.1	$67.8	(26%	)
Net income	$33.5	$45.3	(26%	)

     The comparability of our results was impacted by our WWE Studios’ business change to a self-distribution model starting in the third quarter of 2010. Under this model, we recognize revenues and expenses for our films on a gross basis upon release. During the current period we released three films under this self-distribution model, The Chaperone, That’s What I Am (TWIA) and Inside Out, in addition to two films released in the prior year’s second half. We previously released six films that were distributed by third-party distribution partners whereby we participated in revenues after their recoupment of distribution expenses and fees and the results have been reported to us. As a result, the revenue and related expenses were recorded on a net basis after the distributor’s recoupment, which typically occurs in periods subsequent to a film’s initial release. In the current period, we recorded $7.2 million in revenue and $19.9 million in cost of revenue related to our self-distributed films. Included in the cost of revenue is $13.4 million of amortization of production costs and $6.5 million of distribution-related expenses.

     Further impacting the comparability of our results were the impairment charges of $11.2 million relating to our feature films, 12 Rounds, TWIA, Inside Out, Knucklehead and The Chaperone, in the current period.

     Our Live and Televised Entertainment segment revenues increased primarily due to the increased revenues in our pay-per-view and television rights business of 13% and 7%, respectively. Our Consumer Products segment experienced a 14% increase in licensing revenue, reflecting an increase in sales of both toys and video games as compared to the prior year period. Our WWE Studios segment reflected a $5.0 million increase in revenue due to the adoption of our self-distribution model in the third quarter of 2010 and the timing of our film releases.

     The following chart reflects comparative revenues and key drivers for each of the businesses within our Live and Televised Entertainment segment:

Live and Televised Entertainment Revenues	Sept. 30,	Sept. 30,	better
(dollars in millions except where noted)	2011	2010	(worse)
Live events	$77.8	$78.0	-
North America	$52.2	$51.5	1%
International	$25.6	$26.5	(3%	)
Total live event attendance	1,497,000	1,635,200	(8%	)
Number of North American events	194	195	(1%	)
Average North American attendance	6,000	6,400	(6%	)
Average North American ticket price (dollars)	$41.92	$39.50	6%
Number of international events	49	48	2%
Average international attendance (excluding flat-fee events)	6,900	7,900	(13%	)
Average international ticket price (dollars)	$70.16	$66.69	5%

Venue merchandise	$14.4	$14.7	(2%	)
Domestic per capita spending (dollars)	$10.54	$9.94	6%

Pay-per-view	$63.7	$56.4	13%
Number of pay-per-view events	9	9	-
Number of buys from pay-per-view events	3,046,400	2,847,300	7%
Average revenue per buy (dollars)	$20.42	$18.78	9%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	-
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	-

Television rights fees	$97.6	$91.3	7%
Domestic	$59.0	$57.8	2%
International	$38.6	$33.5	15%

Other	$5.5	$9.1	(40%	)
Total live and televised entertainment	$259.0	$249.5	4%

Ratings
Average weekly household ratings for Raw	3.5	3.5	-
Average weekly household ratings for SmackDown	1.8	1.9	(5%	)
Average weekly household ratings for WWE Superstars	-	1.2	N/A
Average weekly household ratings for WWE NXT	-	1.0	N/A

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Live and Televised Entertainment (in millions)	2011	2010	(worse)
Live events	$55.1	$56.1	2%
Venue merchandise	8.2	8.4	2%
Pay-per-view	29.4	25.0	(18%	)
Television rights	55.0	49.7	(11%	)
Other	6.8	7.0	3%
Total	154.5	$146.2	(6%	)
Profit contribution margin	40%	41%

     Live events revenues were $77.8 million in the current period as compared to $78.0 million in the prior year period, a decrease of $0.2 million. Our North American live event revenue increased by $0.7 million, as average ticket price increased to $41.92 from $39.50, which was partially offset by a 6% decrease in average attendance at our North American events. Both of these changes resulted in part from the mix and location of venues. Our international live event revenue decreased by $0.9 million, as an attendance decrease of 13% was partially offset by an increase in our average international ticket price to $70.16 from $66.69. Additionally, there were two international events which were flat deals whereby we receive a set amount for performing the event. There were also minimum guaranteed payments received relating to international events that did not perform in-line with expectations. These minimum guarantees protect our interests when traveling to territories with higher economic risks or limited history. Cost of revenue for live events decreased by $1.0 million, reflecting decreases in talent-related expenses of $1.0 million. The live events profit contribution margin increased to 29% from 28% in the prior year period.

     Venue merchandise revenues were $14.4 million in the current period as compared to $14.7 million in the prior year period, a decrease of $0.3 million. This decrease is due to the impact of 9% lower domestic attendance in the current quarter as compared to the prior year quarter, partially offset by a 6% increase in per capita merchandise spending by our fans at domestic events. The venue merchandise profit contribution margin was 43% in both the current and prior year periods.

     Pay-per-view revenues were $63.7 million in the current period as compared to $56.4 million in the prior year period, an increase of $7.3 million. This increase reflects a 7% increase in total buys in addition to a 9% increase in revenues per buy. The increase in buys was partially driven by the performance of our annual WrestleMania event. In the current year, we recorded $24.2 million in revenue from approximately 1.1 million buys for WrestleMania XXVII as compared to $19.0 million from approximately 0.9 million buys for WrestleMania XXVI in the prior year. The increase in revenues per buy was driven by the higher percentage of domestic buys as compared to the prior year period. Cost of revenues for pay-per-view increased by $4.4 million, primarily due to increases in production costs and talent expense related to initiatives designed to increase revenue. The pay-per-view profit contribution margin decreased to 54% in the current period from 56% in the prior year period.

     Television rights fees were $97.6 million in the current period as compared to $91.3 million in the prior year period, an increase of $6.3 million. This increase reflected increases in both domestic and international markets. Domestically, television rights fees increased by $1.2 million, primarily due to increased sponsorship revenues and contractual increases with our television distributors; these were in part offset by the absence of $9.4 million of rights fees related to NXT and WWE Superstars, which moved to WWE.com in October 2010 and April 2011, respectively. Internationally, our television rights fees increased by $5.1 million, primarily due to a new agreement with a Canadian television distributor, and renewals or contractual increases with other international television distributors. Television rights cost of revenues increased by $5.3 million primarily due to higher television sponsorship costs of $2.2 million and increased production costs of $1.8 million as a result of filming four additional episodes. The television rights fee profit contribution margin decreased to 44% from 46% in the prior year period.

     The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

	Sept. 30,	Sept. 30,	better
Consumer Products Revenues	2011	2010	(worse)
Licensing	$44.9	$39.4	14%
Magazine publishing	$5.7	$7.9	(28%	)
Net units sold	1,676,600	2,271,400	(26%	)
Home video	$23.9	$26.3	(9%	)
Gross units shipped	2,475,500	2,666,600	(7%	)
Other	1.7	1.8	(6%	)
Total	$76.2	$75.4	1%

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Consumer Products	2011	2010	(worse)
Licensing	$11.5	$10.2	(13% )
Magazine publishing	5.8	7.8	26%
Home video	11.3	12.5	10%
Other	1.2	1.5	20%
Total	$29.8	$32.0	7%
Profit contribution margin	61%	58%

     Licensing revenues were $44.9 million in the current period as compared to $39.4 million in the prior year period, an increase of $5.5 million. This increase was driven by the improved performance of our toy and video game categories. Our toy category licensing revenues increased by $2.0 million driven by Mattel’s increased product offerings. Our video game category licensing revenues increased by $7.6 million, driven by the release of our new WWE All Stars video game, for which we did not have a corresponding release in the prior year, and an increase in the royalty rate we receive from our video game licensee. These increases in the video game category were partially offset by decreased unit sales of our other titles. Partially offsetting these increases was a $3.0 million decline in our novelties and collectibles categories, driven by softness in the international market and the absence of a successful product launch by a licensee that drove collectibles licensing revenues in the prior year period. Licensing cost of revenues increased by $1.3 million from the prior year period due to the increased revenues. The licensing profit contribution margin was 74% in both the current and prior year periods.

     Magazine publishing revenues were $5.7 million in the current period as compared to $7.9 million in the prior year period, a decrease of $2.2 million. This decrease was driven by weaker newsstand demand, which led to a 30% reduction in the number of issues printed, partially offset by a small improvement in our sell-through rates. We published eight issues of WWE Magazine, eight issues of WWE Kids magazine and four special issues in the current year period as compared to nine issues of WWE Magazine, eight issues of WWE Kids magazine and four special issues in the prior year period. Magazine publishing cost of revenues decreased by $2.0 million, primarily as a result of the 30% decrease in production. Publishing profit contribution decreased to a loss of $0.1 million in the current year period from a profit of $0.1 million in the prior year period.

     Home video revenues were $23.9 million in the current period as compared to $26.3 million in the prior year period, a decrease of $2.4 million. This decrease was driven by a 7% decrease in units shipped. Additionally, due to pricing pressure at retail we experienced a 3% decrease in average sales price per unit. These decreases were offset by a small reduction in our allowance for returns from 38% of revenues in the prior period to 37% of revenues in the current period driven by favorable sell-through rates experienced during the current period. We released 19 titles in the current period as compared to 18 in the prior year period. Home video cost of revenues decreased by $1.2 million due to lower duplication charges as a result of a one-time rebate of $1.1 million from one of our suppliers. Home video profit contribution margin increased to 53% from 52% in the prior year period.

     The following chart provides performance results for our Digital Media segment (in millions except where noted):

	Sept. 30,	Sept. 30,	better
Digital Media Revenues	2011	2010	(worse)
WWE.com	$9.8	$10.4	(6%	)
WWEShop	9.4	8.2	15%
Total	$19.2	$18.6	3%
Average WWEShop revenues per order (dollars)	$44.37	$47.98	(8%	)

	Sept. 30,	Sept. 30,	better
Cost of Revenues-Digital Media	2011	2010	(worse)
WWE.com	$4.2	$3.5	(20%	)
WWEShop	7.8	6.1	(28%	)
Total	$12.0	$9.6	(25%	)
Profit contribution margin	38%	48%

     WWE.com revenues were $9.8 million in the current period as compared to $10.4 million in the prior year period, a decrease of $0.6 million. This decrease was driven by declines in wireless revenue of $0.7 million and declines in syndication revenue of $0.7 million, offset by an increase in advertising revenue of $0.7 million. WWE.com cost of revenues increased by $0.7 million in the current period, driven by increased expenses related to streaming and sponsorships, in addition to $0.3 million less benefit from production tax incentives as compared to the prior year. WWE.com profit contribution margin decreased to 57% in the current period from 66% in the prior year period.

     WWEShop revenues were $9.4 million in the current period as compared to $8.2 million in the prior year period, an increase of $1.2 million. This increase was driven by a 26% increase in the number of orders processed, partially offset by an 8% decrease in average revenue per order as a result of discounts and product mix. WWEShop cost of revenues increased by $1.7 million in the current period, primarily due to increased material costs of $0.7 million, increased fulfillment and shipping charges of $0.6 million, both driven by the increased revenue and number of orders. WWEShop profit contribution margin decreased to 17% in the current period from 26% in the prior year period, primarily due to increased discounts and promotional offers.

WWE Studios

     The following chart provides performance results for our WWE Studios segment (in millions):

	Sept. 30,	Sept. 30,	better
	2011	2010	(worse)
Revenues	$16.6	$11.6	43%
Cost of Revenues	$30.3	$10.7	(183% )
Profit Contribution Margin	(83% )	8%

     WWE Studios changed to a self-distribution model starting in the third quarter of 2010 and released five films under this model, including three films released during the current period, The Chaperone, TWIA and Inside Out. Under this model, we recognize revenues and distribution-related expenses for our films on a gross basis upon release.

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

     The following table provides detailed information on our WWE Studios’ releases (in millions):

			Feature
			Film
			Production
			Assets-net as of			For the Nine Months Ended Sept. 30,
	Release	Production	Sept. 30,	Inception to-date		Revenue			Cost of Revenue
Title	Date	Costs*	2011	Revenue	Profit (Loss)	2011	2010		2011	2010
Self - Distributed Films
Inside Out	Sept 2011	$5.1	$2.1	$1.0	$(3.4)	$1.0	$	N/A	$4.4	$	N/A
That's What I Am	April 2011	4.7	0.4	1.2	(4.7)	1.2		N/A	5.9		N/A
The Chaperone	Mar 2011	5.8	1.8	4.0	(2.9)	4.0		N/A	6.9		N/A
Knucklehead	Oct 2010	6.3	2.3	3.8	(2.6)	0.3		N/A	1.8		N/A
Legendary	Sept 2010	5.3	1.9	6.0	(1.8)	0.7		3.8	0.9		5.4
		27.2	8.5	16.0	(15.4)	7.2		3.8	19.9		5.4

Licensed films
Marine 2	Dec 2009	$2.3	$1.0	$2.0	$0.6	$0.9		$0.7	$0.6		$0.4
12 Rounds	Mar 2009	19.7	8.1	9.0	(2.6)	5.7		1.5	8.1		1.5
BELC 3	Jan 2009	2.5	0.4	2.2	0.1	0.5		0.9	0.5		0.9
The Condemned	May 2007	17.5	-	10.8	(6.6)	0.4		1.5	-		0.2
The Marine	Oct 2006	20.2	0.2	37.2	14.6	1.8		2.8	0.7		1.6
See No Evil	May 2006	10.4	1.7	7.0	(1.7)	0.1		0.4	0.1		0.5
		72.6	11.4	68.2	4.4	9.4		7.8	10.0		5.1

Completed but not released		$18.6	$18.6	$-	$-	$-		$-	$-		$-
In production		-	-	-	-	-		-	-		-
In development		1.4	1.4	-	(2.8)	-		-	0.4		0.2

Total		$119.8	$39.9	$84.2	$(13.8)	$16.6		$11.6	$30.3		$10.7

*      Production costs are presented net of the associated benefit of production incentives.

     In the current period, we recorded $7.2 million in revenue and $19.9 million in cost of revenue related to our self-distributed films, including $6.2 million of revenue and $17.2 million in cost of revenues related to current year releases. Included in the cost of revenue relating to self-distributed films for the current period is $13.4 million of amortization of production and $6.5 million of distribution related expenses. Included in the $13.4 million of amortization of production costs were $8.4 million of impairment charges.

     We recorded $9.4 million of revenues relating to Licensed Films in the current period as compared to $7.8 million in the prior year period. The increase in revenue for our Licensed Films is primarily driven by $5.7 million in revenue from our film, 12 Rounds, which was released in 2009. The distribution partner for 12 Rounds recouped their costs in the third quarter of 2010 and at that time the Company began recognizing revenue for the film. This increase was partially offset by decreases in other Licensed Films. The Licensed Films cost of revenues reflects the amortization of production costs for these films, including a $2.8 million impairment charge recorded in the current year related to 12 Rounds.

     The Company has $39.9 million of feature film production assets capitalized on our balance sheet. The recoverability of these assets is dependent upon the revenue generated by the specific films, which is impacted by general economic conditions, the demand for our content by audiences and the economic impact of changes in content distribution channels. Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated fair value of a film is not greater than the unamortized asset, the asset will be written down to fair value.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items (dollars in millions):

	Sept. 30,	Sept. 30,	better
	2011	2010	(worse)
Staff related	$42.9	$40.1	(7%	)
Legal, accounting and other professional	11.0	7.7	(43%	)
Stock compensation costs	2.6	6.5	60%
Advertising and promotion	3.3	3.8	13%
Corporate insurance	2.5	2.4	(4%	)
All other	21.1	19.8	(7%	)
Total SG&A	$83.4	$80.3	(4%	)
SG&A as a percentage of net revenues	22%	23%

     The $2.8 million increase in staff related expenses in the current period as compared to the prior year period reflects a $2.4 million increase in salary expenses due to increased headcount and higher rates, a $2.9 million increase in severance expenses and a $1.8 million increase in benefits costs as a result of higher medical costs, offset by a $4.4 million decrease in accrued management incentive compensation. The increase in legal, accounting and other professional fees in the current period reflects increases in legal case activity and consulting costs. Stock compensation costs in the current period decreased due to the lower number of shares expected to ultimately be issued and higher than expected forfeitures of unvested awards.

	Sept. 30,	Sept. 30,	better
	2011	2010	(worse)
Depreciation and amortization	$10.9	$8.5	(28%)

     The increase from the prior year reflects the absence in the current year of a $1.7 million benefit from the recognition of an infrastructure tax credit received in the prior year period. The credit received in the prior year period related to assets placed in service in previous years, and the adjustment to depreciation expense reflects the amount of previously recognized expense associated with the reduction of the related asset cost.

	Sept. 30,	Sept. 30,	better
	2011	2010	(worse)
Investment income, net	$1.5	$1.5	-
Other expense, net	(1.1)	(1.2)	8%

     Other expense, net includes realized foreign exchange gains and losses, the revaluation of warrants held in certain licensees and certain non-income related taxes. In the current period, we recorded realized foreign exchange losses of $0.2 million as compared to losses of $0.9 million in the prior year period.

	Sept. 30,	Sept. 30,
	2011	2010
Provision for income taxes	$16.8	$22.6
Effective tax rate	33%	33%

     The current period effective tax rate was positively impacted by a $0.6 million benefit relating to the shutdown of a Canadian subsidiary. The current and prior year periods were positively impacted by a $0.5 million and $1.3 million benefit, respectively, from recognition of previously unrecognized tax benefits, primarily as a result of the statute of limitations expiring in jurisdictions in which the Company had taken uncertain tax positions.

Liquidity and Capital Resources

     During the quarter, we entered into a three year senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The revolving credit facility provides for a $200.0 million line of credit that expires in September 2014, unless extended. As of September 30, 2011, we had no amounts outstanding under this credit facility. Under the terms of the revolving credit facility, we are subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. As of September 30, 2011, we are in compliance with the provisions of this credit facility.

     We have entered into the revolving credit facility during the quarter because we believe that there is generally a favorable climate for potential borrowers for loans of this type in the capital markets. While we do not have specific plans to borrow in the near term, we have announced initiatives for which we may borrow going forward including, without limitation, the formation of a WWE television network and the expansion and update of our media center. We also regularly assess potential strategic acquisitions.

     We maintain a strong balance sheet with $177.6 million and $194.8 million in cash and investments as of September 30, 2011, and 2010, respectively. Our debt balances at the corresponding dates were $1.9 million and $3.1 million, respectively.

     Our principal sources of liquidity are our cash and cash equivalents, investment securities, cash generated from operations and funds available from our new revolving credit facility. These sources of liquidity give us the ability to fund existing operations, pursue strategic acquisition opportunities and support additional content production and distribution including the potential launch of a WWE television network in 2012 and the expansion and update of our media center to support these activities.

     Cash flows from operating activities for the nine months ended September 30, 2011 and 2010 were $47.8 million and $27.9 million, respectively. While net income was $11.9 million lower than the prior period, although amortization relating to feature film assets was a significant non-cash expense in the period; the cash flow impact relating to feature film production occurs when the film is produced.

     An additional driver of the increased cash flows from operating activities was a decrease in the amount spent on the production of feature film production assets in the current year. During the current period we spent $30.8 million less than the prior year period relating to the production of films. In the current period we spent approximately $8.8 million on feature film production activities compared to $35.0 million in the prior year. In the current period we received $4.6 million in incentives relating to film production, as compared to none in the prior year period. We anticipate receiving approximately $4.6 million in incentives relating to feature films in future periods. We anticipate spending between $10.0 million and $15.0 million on feature film production activities in the twelve months following September 30, 2011.

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

     Additionally, we received non-film related incentives of $6.6 million in the current period which is included in cash from operating activities; in the prior year period we received payments of $10.0 million relating to non-film related incentives of which $5.8 million was included in cash from operating activities. We anticipate receiving approximately $6.0 million to $8.0 million in comparable non film-related incentives within the twelve months following September 30, 2011.

     The above explanations account for the significant fluctuations in Prepaid expense and other current assets, Feature film production assets, Accrued expenses and other liabilities and Accounts receivable. Additionally, the Company’s deferred income decreased by $11.9 million primarily due to income recognized relating to the previously discussed advances.

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

     Cash flows used in investing activities were $18.6 million for the nine months ended September 30, 2011 and $34.3 million for the nine months ended September 30, 2010. In the current period we purchased $33.5 million and had sales or maturities of $25.3 million of short term investment securities. Included in these amounts is the purchase for $1.1 million and subsequent sale for $1.8 million of stock in a former licensee upon exercise of previously granted warrants. Capital expenditures for the nine months ended September 30, 2011 were $10.5 million as compared to $9.1 million for the nine months ended September 30, 2010. The increase in capital expenditures and other assets in the current period is partially due to the purchase of music rights for $1.6 million from a co-owner of certain compositions.

     Capital expenditures for the remainder of 2011, excluding potential costs associated with our media center project and increased content production support, are estimated to range between $3.0 million and $5.0 million. In support of increased production activities and content distribution, the Company anticipates spending $15 million to $20 million in capital expenditures over the next six months. This amount may change based on the demand for content and distribution requirements.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. We anticipate that the securities for which the auctions have failed will continue to accrue interest and pay interest when due; to-date, none of the ARS in which we are invested have failed to make an interest payment when due. Our ARS will continue to be auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). As of September 30, 2011, we held $14.8 million of ARS. As we maintain a strong liquidity position, our intent is not to sell the securities and we believe that it is not more likely than not that we will be required to sell before one of the aforementioned remedies occurs. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $40.6 million and $59.0 million for the nine months ended September 30, 2011 and 2010, respectively. During the current year we entered into the previously mentioned revolving credit facility. As part of the transaction, the Company paid $1.8 million in origination costs, which are reflected as a use of cash in our financing activities. Total dividend payments on all Class A and Class B common shares in the nine months ended September 30, 2011 were $38.9 million as compared to $62.6 million in the prior year period. In April 2011, the Board of Directors adjusted the Company's quarterly dividend to $0.12 per share of common stock held by the Company’s Class A and Class B shareholders. Under the revised dividend policy, all Class A and Class B shares receive dividends in the amount of $0.12 per share, including member of the McMahon family. Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends, general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

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

As of
	Sept. 30, 2011	Dec. 31, 2010
Pay-per-view accounts receivable	$13.9 million	$10.4 million
Feature film assets	$39.9 million	$56.3 million
Home video reserve for returns	$6.1 million	$5.6 million
Publishing newsstand reserve for returns	$2.4 million	$4.3 million
Allowance for doubtful accounts	$12.0 million	$12.3 million

Recent Accounting Pronouncements

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

     In June 2011, the FASB issued an accounting standard update which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This update is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively and will alter the presentation of the Company's consolidated financial statements.

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

Item 4. Controls and Procedures

     Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. No change in internal control over financial reporting occurred during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 6. Exhibits

(a.) Exhibits

10.15 Revolving Credit Facility dated September 9, 2011, and related exhibits and schedules (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed September 15, 2011).

31.1 Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema*

101.PRE XBRL Taxonomy Presentation Linkbase*

101.LAB XBRL Taxonomy Extension Label Linkbase*

101.CAL XBRL Taxonomy Extension Calculation Linkbase*

101.DEF XBRL Taxonomy Extension Definition Linkbase*
____________________

* Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)

Dated: November 7, 2011	By:	/s/ George A. Barrios
George A. Barrios
Chief Financial Officer