Form 10-K
period 2011-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2012-03-01
CIK 1091907

Table of Content

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
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

Table of Content

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2011 using our closing price on June 30, 2011 was $261,862,033.

     As of February 29, 2012, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 28,626,143 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 45,850,830 shares. Portions of the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Table of Content

TABLE OF CONTENT

		Page
	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Mine Safety Disclosures	16
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	16
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	39
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	42
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	42	*
Item 11.	Executive Compensation	42	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	42	*
Item 13.	Certain Relationships and Related Transactions, and Director Independence	42	*
Item 14.	Principal Accountant Fees and Services	42	*
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	42

     * Incorporated by reference from the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

Table of Content

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

     We continually evaluate additional opportunities to monetize new and existing content, including the potential creation of a WWE network. In support of this initiative, during 2011, the Company increased staffing levels and expanded our content production capabilities. We believe that executing this strategy has the power to transform our business.

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

Live and Televised Entertainment

(represents 70%, 69% and 70% of our net revenues in 2011, 2010 and 2009, respectively)

Live Events

     Our four brands, “Monday Night RAW”, “Friday Night SmackDown”, “WWE Superstars” and “WWE NXT”, allow us to perform in numerous domestic markets and take advantage of the strong international demand for our events. Live events and television programming are our principal creative content and production activities. Our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, and culminate in our monthly pay-per-view events.

Table of Content

     In 2011, we produced 241 live events throughout North America, entertaining approximately 1,500,000 fans at an average ticket price of $42.11. We hold many of our live events at major arenas across the country. In addition to providing the content for our television and pay-per-view programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

     In 2011, we produced 80 live events internationally, reaching approximately 500,000 fans at an average ticket price of $68.74. These events were spread over several international tours throughout Europe, Latin America and Australia.

     Live events net revenues were $104.7 million, $104.6 million and $108.8 million, representing 22%, 22% and 23% of total net revenues in 2011, 2010 and 2009, respectively.

Venue Merchandise

     Our venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products, such as T-shirts, caps and many other novelty items, all of which feature our Superstars, Divas and/or logos. These items are offered for sale at our live events.

     Venue merchandise net revenues were $18.3 million, $18.4 million and $19.8 million, representing 4% of total net revenues in each of 2011, 2010 and 2009.

Pay-Per-View Programming

     WWE has been the world’s pre-eminent provider of pay-per-view programming over the past 28 years. In 2011, WWE televised 13 live pay-per-view events which ranked among the highest selling live event programs in the industry. WWE’s annual crown jewel, WrestleMania, has historically achieved more than one million buys per event worldwide. On April 3, 2011, WWE celebrated the 27th Anniversary of WrestleMania in Atlanta, GA before a sold-out crowd with millions watching at home. WrestleMania XXVII achieved approximately 1,100,000 buys and generated $24.2 million in pay-per-view revenue.

     WWE produced 13 domestic pay-per-view programs in both 2011 and 2010. The suggested domestic retail price for all pay-per-view events in 2011 was $44.95, with the exception of WrestleMania which had a suggested domestic retail price of $54.95. Consistent with industry practices, we share the revenues with cable systems and satellite providers such as DirecTV, and pay service fees to iNDEMAND and TVN. Average revenue per buy was $19.94 in 2011 and $18.32 in 2010.

     Our international pay-per-view partners include SKY in the United Kingdom, SKY Deutschland in Germany, SKY Perfect TV! in Japan, SKY Italia in Italy and Main Event in Australia, among many others.

     Pay-per-view net revenues were $78.3 million, $70.2 million and $80.0 million, representing 16%, 15% and 17% of total net revenues in 2011, 2010 and 2009, respectively.

Television Rights Fees

     Relying on our in-house production capabilities at our technologically advanced, high definition, production facility, we produce six hours of original weekly programming, 52 weeks per year. This programming is distributed domestically, internationally and via WWE.com. Our domestic programs are: “Monday Night Raw” on USA Network and replayed on mun2 and Universal HD; and “Friday Night SmackDown” on Syfy and replayed on mun2. “WWE NXT” and “WWE Superstars” are available on WWE.com and distributed to more than 60 countries internationally. WWE’s TV programs reach approximately 12 million viewers in the United States during the average week. USA Network and the Syfy Channel are owned by NBC Universal.

Table of Content

     “Monday Night RAW” is a two-hour primetime program that is broadcast live on USA Network. It is among the most watched regularly scheduled programs on primetime cable television and anchors USA, helping make it a top-rated network. As part of the agreement with USA Network’s parent company, NBC Universal, “Monday Night Raw” also airs in replays on mun2 and Universal HD.

     The two-hour “Friday Night SmackDown” airs on Syfy in primetime on Fridays. “Friday Night SmackDown” is on average Syfy’s most-watched program each week. “Friday Night SmackDown” has become the second longest running weekly episodic program in primetime TV history, only behind “Monday Night Raw.” As part of the agreement with USA Network’s parent company, NBC Universal, “Friday Night SmackDown” also airs in replays on mun2.

     “WWE NXT” and “WWE Superstars” transitioned to WWE.com domestically in October 2010 and April 2011, respectively.

     Each year, more than 7,500 hours of WWE’s television programming can be seen in more than 145 countries and 30 languages around the world. Our broadcast partners include: BSkyB in the UK; Ten Sports in India, and J SPORTS in Japan, among many others.

     Television rights fee net revenues were $131.5 million, $127.0 million and $111.9 million, representing 27%, 27% and 24% of total net revenues in 2011, 2010 and 2009, respectively.

WWE Classics On Demand

     WWE Classics On Demand is a Subscription Video On Demand (SVOD) service that offers highly-rated and best-selling classic television shows, pay-per-view events, specials and original programming for a monthly subscription fee. Most of this material is drawn from WWE's 100,000 hour video library and includes other leading wrestling brands. WWE owns and controls the content from the vast libraries of such promotions as WCW, ECW and AWA. WWE Classics on Demand subscribers have access to approximately 50 hours of content each month.

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

     WWE Classics On Demand net revenues were $4.6 million in 2011, $4.6 million in 2010 and $5.4 million in 2009, representing 1% of total net revenues in each period.

Television Advertising

     We provide sponsorships in the US domestic market and Canada to meet the needs of our advertisers. Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage, on-air announcements and pay-per-view sponsorship. Starting in January 2011, we no longer sell advertising on our Canadian television programs.

     Television advertising and sponsorship net revenues were $1.1 million, $5.9 million and $7.7 million, in 2011, 2010 and 2009, respectively.

Table of Content

Consumer Products

(represents 20%, 20% and 21% of our net revenues in 2011, 2010 and 2009, respectively)

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

     Videogames and toys are the largest components of our licensing program. We are under a multi-year video game license with THQ Inc. and a comprehensive, multi-year licensing agreement with Mattel, Inc. as our master toy licensee, covering all global territories.

     We have publishing licensing agreements with Simon & Schuster, Dorling Kindersley, Penguin Books, Pedigree, and Titan, which allow us to publish original content in a variety of genres and formats, including fiction, histories, how-to, comics, and biographies and autobiographies. During 2011, we published twelve new books, including a novelization of The Reunion movie, a digital-only book on the Hall of Fame induction of Shawn Michaels, and several childrens’ books.

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

     Licensing net revenues, including music, were $54.4 million, $51.7 million and $44.7 million, representing 11%, 11% and 9% of total net revenues in 2011, 2010 and 2009, respectively.

Home Video

     In 2011, we released 28 new home video productions and shipped approximately 3.3 million DVD and Blu-ray units, including catalog titles released in prior years. Vivendi Entertainment is our domestic home video distributor. Outside the United States, third-party licensees distribute our home video productions.

     Home video net revenues were $30.4 million, $32.1 million and $39.4 million, representing 6%, 7% and 8% of total net revenues in 2011, 2010 and 2009, respectively.

Magazine Publishing

     The magazine division of WWE publishes WWE Magazine, WWE Kids magazine and several special magazines.

     The flagship title, WWE Magazine, is a global men’s lifestyle publication with licensed editions in the UK, Mexico, Greece and Turkey among others. Every issue is filled with features, photos, exclusive interviews and access that fans will not see on television. In the US, WWE Magazine reaches more than 5.1 million readers every month.

     Our WWE Kids magazine was launched in April 2008 and published ten issues in 2011. WWE Kids also has licensed editions in the UK, Mexico, Greece and Turkey.

Table of Content

     Magazine publishing net revenues were $7.7 million, $11.0 million and $13.5 million, representing 2%, 2% and 3% of total net revenues in 2011, 2010 and 2009, respectively.

Digital Media

(represents 6%, 6% and 7% of our net revenues in 2011, 2010 and 2009, respectively)

WWE.com

     WWE utilizes the Internet to promote our brands, create a community experience among our fans, market and distribute our online and mobile products and sell online advertising. Our primary website, WWE.com, attracted an average of 12.7 million monthly unique visitors worldwide during 2011. These visitors viewed an average of more than 286 million pages and approximately 24.7 million video streams per month. WWE wallpapers, ringtones, voicetones and videos are available through our mobile partnerships.

     WWE currently has location based websites spanning 13 countries worldwide where fans can experience WWE in their own language with a concentration on events and shows in their region. Some of the worldwide countries include China, France, Germany, India, Japan, Poland, Portugal, Spain and Russia. Local sales agencies are selling ad inventory on WWE.com in over 9 countries.

     WWE currently streams its video content on Hulu.com, YouTube.com, TV.com, and other select video portals. The wide range of content includes full length episodes of “Friday Night SmackDown”, “WWE NXT” and “WWE Superstars”. WWE also offers short-form clips of “Monday Night RAW”, “Friday Night SmackDown”, “WWE NXT” and classic content.

     WWE.com net revenues were $12.5 million, $14.9 million and $16.8 million, representing 3%, 3% and 4% of total net revenues in 2011, 2010 and 2009, respectively.

WWEShop

     WWEShop is our e-commerce storefront. WWEShop processed over 330,000 orders during 2011 as compared to 290,000 in 2010.

     WWEShop net revenues were $15.6 million, $14.0 million and $16.0 million, representing 3% of total net revenues in 2011, 2010 and 2009.

WWE Studios

(represents 4%, 4% and 2% of our net revenues in 2011, 2010 and 2009, respectively)

     Established in 2002 and re-branded in 2008, WWE Studios creates a diversified mix of filmed entertainment for the WWE fan base, as well as broader audiences, by means of strategic production, distribution and acquisition partnerships. WWE movies frequently cast well-known actors and actresses in lead roles supported by WWE Superstars, such as John Cena and Triple H.

     WWE Studios has released four feature films: See No Evil, The Marine, The Condemned, and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2, by utilizing third-party distribution partners (“Licensed films”). Beginning in 2010, WWE Studios’ started self-distributing its films, with the releases of Legendary and Knucklehead. During 2011, WWE Studios released four films under this self-distribution model; The Chaperone, That’s What I Am, Inside Out and The Reunion.

     WWE Studios recently co-produced No One Lives with Pathe Pictures, starring Luke Evans and WWE Superstar Brodus Clay, and acquired the 2011 Toronto International Film Festival cult hit The Day starring Shawn Ashmore and Dominic Monaghan. These film projects, as well as two previously completed film projects under our self-distribution model, will be released over the next twelve to eighteen months.

Table of Content

     With its strong WWE fan base and its content creation and distribution partners, WWE Studios continues to build its brand recognition and increase its reach on all platforms. WWE Studios’ movies can be seen in theatres, and are available for purchase or rental through major retail and distribution channels including Walmart, Netflix and DirecTV.

     WWE Studios net revenues were $20.9 million, $19.6 million and $7.7 million, representing 4%, 4% and 2% of total net revenues in 2011, 2010 and 2009, respectively.

     We have substantial capitalized film costs. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment used to develop estimates of expected future revenues from films. If expected revenue for one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, or if other conditions indicate our film assets may not be recoverable, we calculate the estimated fair value of the film. If the unamortized cost of the film is greater than the estimated fair value, we are required to record an impairment charge and write down the capitalized costs of the film to the estimated fair value. During the year ended December 31, 2011 we recorded $23.4 million of impairment charges associated with our film business. See Note 7 to the Consolidated Financial Statements included in this report for further discussion.

International

     Revenues generated outside of North America were $133.4 million for 2011, $135.3 million for 2010 and $127.1 million for 2009. Revenues generated from international sources accounted for 28% of total revenues generated in 2011, 28% in 2010 and 27% in 2009. Revenues generated in the United Kingdom, our largest international market, were $33.2 million, $33.9 million and $36.5 million for 2011, 2010 and 2009, respectively. The Company had approximately $0.2 million in property and equipment located outside the United States as of December 31, 2011.

See Note 17 to the Consolidated Financial Statements included in this report for additional information by segment and by geographic area.

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

Table of Content

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

Employees

     As of February 2012, we had approximately 660 employees. This headcount excludes our Superstars, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are good. None of our employees are represented by a union.

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

Table of Content

Available Information

     Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website at http://corporate.wwe.com as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, http://www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. None of the information on any of our websites is part of this Annual Report on Form 10-K. Our Corporate Governance Guidelines, Code of Business Conduct and charters of our Audit, Compensation and our Governance and Nominating Committees are also available on our website. A copy of any of these documents will be mailed to any stockholder without charge upon request to us at 1241 East Main Street, Stamford, CT 06902, Attn: Investor Relations Department.

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

     The Company has announced that it anticipates increasing content production for distribution on various platforms, including the potential creation of a WWE network, and these efforts could have a material adverse affect on our operating results.

     The increase in content production requires significant capital and operating expenses to develop sufficient infrastructure and programming. The failure to enter into distribution agreements for this content with revenues sufficient to cover costs could have a material adverse effect on our operating results.

     Our failure to maintain or renew key agreements could adversely affect our ability to distribute television and pay-per-view programming which could adversely affect our operating results.

     Our television programming is distributed by broadcast and cable networks, and our pay-per-view programming is distributed by pay-per-view providers. Because our revenues are generated, directly and indirectly, from this distribution of our programming, any failure maintain or renew arrangements with distributors, the failure of distributors to continue to provide services to us or the failure to enter into new distribution opportunities could adversely affect our operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. Over the past several years we have expanded our relationship with NBC Universal and they currently distribute a majority of our domestic television programming.

     Our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment and could adversely affect our operating results.

     The creation, marketing and distribution of our live and televised entertainment, including our pay-per-view events, as well as additional derivative programming, is at the core of our business. The production of compelling live and televised content is critical to our ability to generate revenues across our media platforms and product outlets. Our failure to continue to create popular live events and televised programming would likely lead to a decline in our television ratings and attendance at our live events, which would adversely affect our operating results.

Table of Content

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

     Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit our clients’, licensees’ and distributors’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Our television partners derive revenues from the sale of advertising. We also sell advertising directly on our website and in our magazines and, depending upon the distribution methods used to monetize additional content; we may have additional advertising to sell. Softness in the advertising markets, due to a weak economic environment or otherwise, could adversely affect our revenues or the financial viability of our distributors.

     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts and could potentially have a material adverse affect on our results of operations.

     A substantial portion of our accounts receivable are from distributors of our pay-per-view, television, home video and magazine products and licensees who produce consumer products containing our intellectual trademarks. The concentration of our accounts receivable across a limited number of distributors subjects us to individual credit risk with respect to such parties. Additionally, adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors, including our key distributors and/or licensees. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

Table of Content

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

     While the production of television programming by independent producers is not directly regulated by the federal or state governments in the United States, the marketplace for television programming in the United States is affected significantly by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all of our programming currently has a PG rating. Domestic and foreign governmental and private-sector initiatives relating to the content of media programming are announced from time to time. Any failure by us to meet these governmental policies and private-sector expectations could restrict our program content and adversely affect our levels of viewership and operating results.

     The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, which could adversely affect our operating results.

     For our live, television and pay-per-view audiences, we face competition from professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. The manner in which audio/video content is distributed and viewed is constantly changing. While we attempt to distribute our content across all platforms, our failure to continue to do so effectively (including, for example only, our emphasizing a distribution platform that in time lessens in importance or becomes obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many of the companies with whom we compete have greater financial resources than we do.

     Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could adversely affect our operating results.

     We face uncertainties associated with international markets, which could adversely affect our operating results and impair our business strategy.

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

Table of Content

     We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, which could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

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

     Our live events entail other risks inherent in public live events, which could lead to disruptions to our business as well as liability to other parties, any of which could adversely affect our financial condition or results of operations.

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

Table of Content

     We continue to face certain risks relating to our feature film business, which could result in higher production costs and asset impairment charges, which could adversely affect our financial condition or our results of operations.

     We have substantial capitalized film costs. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment used to develop estimates of expected future revenues from films. If expected revenue for one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, we may be required to record an impairment charge and write down the capitalized costs of the film. We recorded impairment charges of $23.4 million during 2011 related to our film production assets. See Note 7 to Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion. No assurance can be given that we will not record additional impairment charges in future periods. In addition capitalized film costs are reflected net of certain production tax incentives granted by various governmental authorities. Our ability to realize these credits may be limited by changes in the legislation governing the incentives and/or the economic environment. The inability to realize these credits would have the effect of increasing our overall production costs.

     We could face a variety of risks if we expand into new and complementary businesses.

     We have entered into new or complementary businesses in the past and may do so again in the future, including the potential creation of a WWE Network. Risks of expansion may include, among other risks: potential diversion of management’s attention and other resources, including available cash, from our existing businesses; unanticipated liabilities or contingencies; reduced earnings due to increased amortization, impairment charges and other costs; competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs.

     We face various risks relating to our computer systems and online operations, which could have a negative impact on our financial condition or our results of operations.

     The Company faces the risk of a security breach or disruption, whether through external cyber intrusion or from persons with access to systems inside our organization. Although the Company makes significant efforts to maintain the security of its computer systems, and it has implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them. The Company receives certain personal information through web services which information is subject to the Company’s privacy policies. This personal information includes credit card information in certain instances, most notably WWEShop, the Company’s internet retail operations. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that its strategic partners safeguard credit card information. The Company requires that its vendors remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the Company’s computer systems could: disrupt the proper functioning of these systems and therefore its operations; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result; subject the Company to litigation; or damage its reputation, any or all of which could have a negative impact on its financial condition or results of operations.

Table of Content

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

     A substantial majority of the issued and outstanding shares of Class B common stock is owned beneficially by Vincent K. McMahon. Mr. McMahon controls approximately 81% of the voting power of the issued and outstanding shares of our common stock. Through his beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon effectively can exercise control over our affairs, and his interest could conflict with the holders of our Class A common stock. In addition, the voting power of Mr. McMahon through his ownership of our Class B common stock could discourage others from initiating potential mergers, takeovers or other change of control transactions. As a result, the market price of our Class A common stock could decline.

     To the extent the Company’s dividend distributions represent a return of capital for tax purposes; shareholders will recognize an increased capital gain upon a subsequent sale of the Company’s Common Stock.

     The Company’s aggregate dividend distributions paid in 2011 were in excess of its current and accumulated earnings and profits for that year calculated under applicable Internal Revenue Code (“IRC”) provisions. Under the IRC, distributions in excess of both the Company’s current earnings and profits and the Company’s accumulated earnings and profits constitute a return of capital and reduce the stockholder’s adjusted tax basis in its Common Stock. If a stockholder’s adjusted basis in its Common Stock is reduced to zero, these excess distributions thereafter constitute a capital gain to the stockholder.

     Our dividend is significant and is affected by a number of factors.

     Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past. Any reduction in our dividend payments could have a negative effect on our stock price.

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

Table of Content

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut. We also have sales offices in New York and Los Angeles, and have regional international offices in London, Tokyo, Shanghai and Mumbai. We own two of the buildings in which our executive and administrative offices, our television and music recording studios and our production operations are located. We lease space for our sales offices, WWE Studios office and other facilities.

     In order to allow for future growth, during 2011, we began expanding our content production facilities. We leased additional space in Norwalk and Stamford, Connecticut and commenced construction on owned facilities to accommodate the expansion.

     Our principal properties consist of the following:

		Square		Expiration Date
Facility	Location	Feet	Owned/Leased	of Lease
Corporate offices	Stamford, CT	114,300	Owned	—
Warehouse space	Norwalk, CT	66,000	Leased	November 2016
Corporate offices and production facilities	Stamford, CT	37,000	Leased	Various through January 2015
Production facility	Stamford, CT	39,000	Owned	—
Studio space	Stamford, CT	8,000	Leased	Various through November 2015
WWE Studios office	Los Angeles, CA	11,000	Leased	April 2020
Sales offices	Various	11,000	Leased	Various through October 2015
Warehouse space	Stamford, CT	5,600	Leased	May, 2012

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

Table of Content

IPO Class Action

     In December 2001, a purported class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of New York alleging violations of federal securities laws relating to our initial public offering in 1999. According to the claims, the underwriters, who were also named as defendants, allegedly engaged in manipulative practices by, among other things, pre-selling allotments of shares of our stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements to artificially inflate the Company’s stock price. The complaint further alleges that we knew or should have known of such unlawful practices. In or around March 2009, the parties agreed to a global settlement of the litigation in its entirety. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of settlement, which was granted by the court by order dated June 10, 2009. On October 6, 2009, the court granted final approval of the settlement agreement, to which the Company is a party, and various objectors filed notices to appeal this decision. The appeals were resolved during 2011, and the settlement is complete, with no liability on the part of the Company.

Other Matters

     We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, the outcome of which is not expected to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

Item 4. Mine Safety Disclosures

     Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our Class A common stock trades on the New York Stock Exchange under the symbol “WWE.

     The following table sets forth the high and the low sale prices for the shares of Class A common stock as reported by the New York Stock Exchange and the dividends paid on shares of Class A and Class B common stock for the periods indicated.

Table of Content

Fiscal Year 2011

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$14.39	$12.93	$10.33	$10.80	$14.39
Low	$11.50	$8.88	$8.67	$8.70	$8.67
Class A dividends paid per share	$0.36	$0.12	$0.12	$0.12	$0.72
Class B dividends paid per share	$0.24	$0.12	$0.12	$0.12	$0.60

Fiscal Year 2010

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$18.11	$18.95	$16.59	$14.90	$18.95
Low	$15.47	$12.86	$13.50	$13.24	$12.86
Class A dividends paid per share	$0.36	$0.36	$0.36	$0.36	$1.44
Class B dividends paid per share	$0.24	$0.24	$0.24	$0.24	$0.96

     There were 9,606 holders of record of Class A common stock and six holders of record of Class B common stock on February 23, 2012. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls approximately 81% of the voting power of the issued and outstanding shares of our common stock. Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.

     From February 2008 until April 2011, the Board of Directors authorized quarterly cash dividends of $0.36 per share on all Class A common shares. The quarterly dividend on all Class A and Class B shares held by members of the McMahon family and their respective trusts remained at $0.24 per share for a period of three years due to a waiver received from the McMahon family. This waiver expired after the declaration of the March 2011 dividend. Subsequent to the first quarter of 2011 dividend payment, the Company has paid quarterly dividends of $0.12 per share on all Class A and Class B shares.

     Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past. Any reduction in our dividend payments could have a negative effect on our stock price.

     In 2011, the Company entered into a $200 million revolving credit facility. The revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder, if our consolidated leverage ratio (as calculated under the revolving credit facility) exceeds 2.5:1.0 or if our consolidated fixed charge coverage ratio (as calculated under the revolving credit facility) exceeds 1.25:1.0. As of December 31, 2011, we are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.

Table of Content

Cumulative Total Return Chart

Set forth below is a line graph comparing, for the period commencing January 1, 2007 and ended December 31, 2011, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of January 1, 2007 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ended
Index	1/01/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
World Wrestling Entertainment, Inc.	100.00	96.39	79.76	123.16	125.42	87.71
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
S&P Movies & Entertainment	100.00	90.47	52.59	77.64	90.64	100.92

Table of Content

Item 6. Selected Financial Data

     The following selected consolidated financial data has been derived from our consolidated financial statements. You should read the selected financial data in conjunction with our consolidated financial statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.

Financial Highlights: (in millions)

	For the year
	ended December 31,
	2011 (1)	2010	2009 (2)	2008 (3)	2007 (3)
Net revenues	$483.9	$477.7	$475.2	$526.5	$485.7
Operating income	$37.0	$82.3	$77.1	$70.3	$68.4
Net income	$24.8	$53.5	$50.3	$45.4	$52.1
Earnings per share, basic	$0.33	$0.72	$0.68	$0.62	$0.73
Earnings per share, diluted	$0.33	$0.71	$0.68	$0.62	$0.72
Dividends paid per Class A share	$0.72	$1.44	$1.44	$1.44	$0.96
Dividends paid per Class B share	$0.60	$0.96	$0.96	$0.96	$0.96

	As of December 31,
	2011	2010	2009	2008	2007
Cash, cash equivalents and short-term investments	$155.8	$166.9	$208.2	$177.3	$266.4
Total assets	$378.6	$415.7	$440.6	$429.4	$470.1
Total debt	$1.6	$2.8	$3.9	$4.9	$5.8
Total stockholders’ equity	$295.1	$316.7	$337.0	$360.0	$383.4

(1)	Operating income includes impairment charges on our feature films of $23.4 million ($15.7 million, net of tax). See Note 7 to the Consolidated Financial Statements.
(2)	Operating income includes a charge of $7.4 million ($4.7 million, net of tax) relating to an allowance recorded against a receivable due from a previous distribution partner.
(3)	Operating income includes film impairment charges of $1.9 million ($1.2 million, net of tax) in 2008 relating to See No Evil and $15.7 million ($10.7 million, net of tax) in 2007 relating to The Condemned.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report.

Background

     The following analysis outlines all material activities contained within each of our four segments.

Live and Televised Entertainment

  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sponsorships, and fees for viewing our pay-per-view and video-on-demand programming.

Consumer Products

  Revenues consist principally of direct sales of WWE produced home videos and magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and books.

Table of Content

Digital Media

  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

WWE Studios

  Revenues consist of receipts from the distribution of filmed entertainment.

Results of Operations

     Year Ended December 31, 2011 compared to Year Ended December 31, 2010 (dollars in millions)

     Summary

Net Revenues	2011	2010
Live and Televised Entertainment	$340.0	$331.8
Consumer Products	94.9	97.4
Digital Media	28.1	28.9
WWE Studios	20.9	19.6
Total	483.9	477.7

Profit Contribution
Live and Televised Entertainment	130.7	134.4
Consumer Products	56.1	55.7
Digital Media	9.5	12.9
WWE Studios	(27.6)	0.4
Total	168.7	203.4
Profit contribution margin	35%	43%

Selling, general and administrative expenses	116.7	109.4
Depreciation and amortization	15.0	11.7
Operating income	37.0	82.3
Investment income, net	2.1	2.0
Interest expense	(0.6)	(0.3)
Other expense, net	(1.6)	(2.0)
Income before income taxes	36.9	82.0
Provision for income taxes	12.1	28.5
Net income	$24.8	$53.5

     Our Live and Televised Entertainment segment revenues increased primarily due to the increased revenues in our pay-per-view and television rights businesses of 12% and 4%, respectively. Our Consumer Products segment experienced a 5% increase in licensing revenue, reflecting an increase in sales of both toys and video games as compared to the prior year. Our WWE Studios segment reflected a $1.3 million increase in revenue primarily due to the release of four self-distributed films in 2011 compared to two self-distributed films in 2010.

     Profit contribution was negatively impacted by a $23.4 million impairment charge recorded in 2011 relating to our WWE Studios’ business.

     In 2011, we expanded efforts to create new programs in anticipation of increased distribution opportunities. As a result, we have incurred expenses associated with our emerging content and distribution efforts, including increased staffing to create new programs and legal and consulting fees of approximately $4 million. During 2012, we expect to incur additional operating expenses in the range of $15 million to $20 million in support of these efforts.

Table of Content

Live and Televised Entertainment

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment (dollars in millions except where noted)	2011	2010
Live events	$104.7	$104.6
North America	$64.9	$64.7
International	$39.8	$39.9
Number of North American events	241	253
Total live event attendance	1,976,500	2,155,700
Average North American attendance	6,000	6,300
Average North American ticket price (dollars)	$42.11	$39.46
Number of international events	80	74
Average international attendance	6,700	7,800
Average international ticket price (dollars)	$68.74	$66.47
Venue merchandise	$18.3	$18.4
Domestic per capita spending (dollars)	$10.39	$9.80
Pay-per-view	$78.3	$70.2
Number of pay-per-view events	13	13
Number of buys of pay-per-views	3,842,100	3,631,100
Average revenue per buy (dollars)	$19.94	$18.32
Domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95
Domestic retail price WrestleMania (dollars)	$54.95	$54.95

Television rights fees	$131.5	$127.0
Domestic	$80.3	$81.6
International	$51.2	$45.4

Other	$7.2	$11.6
Total	$340.0	$331.8

Ratings:
Average weekly household ratings for RAW	3.6	3.5
Average weekly household ratings for Friday Night SmackDown	1.9	1.8
Average weekly household rating for WWE Superstars	N/A	1.1
Average weekly household rating for WWE NXT	N/A	1.0

Profit Contribution-Live and Televised Entertainment (dollars in millions)	2011	2010
Live events	$28.7	$27.4
Venue merchandise	8.1	8.0
Pay per view	40.7	39.8
Television rights	55.9	57.3
Other	(2.7)	1.9
Total	$130.7	$134.4
Profit contribution margin	38%	41%

Table of Content

     Live events revenues were essentially unchanged as compared to the prior year. In our North America live events business, we experienced an increase in sponsorship revenues of $1.2 million, which was offset by a decrease in revenues of $0.8 million due to 12 fewer events. Cost of revenue for live events decreased by $1.2 million, reflecting decreases in talent-related expenses of $1.5 million due to the twelve fewer North American events. The live events profit contribution margin increased to 27% from 26% in the prior year.

     Venue merchandise revenues were essentially unchanged as compared to the prior year, as the impact of 8% lower domestic attendance in the current year was offset by a 6% increase in per capita merchandise spending by our fans at domestic events. The venue merchandise profit contribution margin increased to 44% from 43% in the prior year.

     Pay-per-view revenues increased by $8.1 million in the current year as compared to the prior year, reflecting a 6% increase in total buys in addition to a 6% increase in average revenues per buy. The increase in the total number of buys was primarily driven by the performance of our annual WrestleMania event. In the current year, we recorded $24.2 million in revenue from approximately 1.1 million buys for WrestleMania XXVII as compared to $19.0 million from approximately 0.9 million buys for WrestleMania XXVI in the prior year. The increase in revenues per buy was driven by the higher percentage of domestic buys, which generate a higher price per buy, as compared to the prior year. Cost of revenues for pay-per-view increased by $7.2 million, primarily due to increases in production costs, talent expense and advertising expenses related to initiatives designed to increase revenue. The pay-per-view profit contribution margin decreased to 52% in the current period from 57% in the prior year.

     Television rights fees increased by $4.5 million in the current year as compared to the prior year, primarily due to increases in international markets, partially offset by a decrease in overall domestic revenues. Internationally, our television rights fees increased by $5.8 million, primarily due to a new agreement with a Canadian television distributor, and renewals and contractual increases with other international television distributors. Domestically, television rights fees decreased by $1.3 million, due primarily to the absence of rights fees for our NXT and WWE Superstars programs, which moved to WWE.com in October 2010 and April 2011, respectively. During the year, we made a strategic decision to withhold several hours of these programs so we could distribute the content on existing and future platforms. This decrease was partially offset by increased sponsorship revenues and contractual rights fee increases charged to our domestic television distributors for our RAW and Friday Night SmackDown programs. Television rights cost of revenues increased by $5.9 million primarily due to increased television sponsorship costs of $2.7 million and increased production costs of $3.2 million due to increased staffing and three additional televised events in the current year as compared to the prior year. The television rights fee profit contribution margin decreased to 43% from 45% in the prior year period.

Consumer Products

The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

Revenues-Consumer Products	2011	2010
Licensing	$54.4	$51.7
Magazine publishing	$7.7	$11.0
Net units sold	2,344,800	3,068,000
Home video	$30.4	$32.1
Gross units shipped	3,300,000	3,559,100
Other	$2.4	$2.6
Total	$94.9	$97.4

Profit Contribution-Consumer Products	2011	2010
Licensing	$40.3	$38.4
Magazine publishing	$0.2	$0.7
Home video	$15.1	$16.0
Other	$0.5	$0.6
Total	$56.1	$55.7
Profit contribution margin	59%	57%

     Licensing revenues increased by $2.7 million in the current year as compared to the prior year, driven by the improved performance of our toy and video game categories. Our toy category licensing revenues increased by $1.1 million driven by Mattel’s increased product offerings. Our video game category licensing revenues increased by $8.0 million, driven by the release of our WWE All Stars video game, for which we did not have a corresponding release in the prior year. In addition, during the current year we increased the royalty rate we receive from our video game licensee. Offsetting these increases was a $4.2 million decline in our novelties and collectibles categories, driven by softness in the international market and the absence of a successful product launch by a licensee that drove collectibles licensing revenues in the prior year. Licensing cost of revenues increased by $0.8 million as compared to the prior year. The licensing profit contribution margin was 74% in both the current and prior year.

Table of Content

     Magazine publishing revenues decreased $3.3 million in the current year as compared to the prior year, driven by weaker newsstand demand as a result of an overall decline in the magazine publishing industry. Net units sold decreased by 24%, while sell-through rates improved slightly. We published 12 issues of WWE Magazine in the current year as compared to 13 issues in the prior year, 10 issues of WWE Kids magazine in both the current and prior years and 6 special issues in both the current and prior years. Magazine publishing cost of revenues decreased by $2.8 million, primarily as a result of a 25% decrease in production. Publishing profit contribution decreased to a profit of $0.2 million in the current year from a profit of $0.7 million in the prior year.

     Home video revenues decreased $1.7 million in the current year as compared to the prior year, driven by a 7% decrease in units shipped. This decrease was offset by favorable sell-through rates experienced during the current year as compared to the prior year. We released 28 titles in the current period as compared to 29 in the prior year. Home video cost of revenues decreased by $0.8 million due to decreased duplication costs. Home video profit contribution margin was 50% in both the current and prior years.

Digital Media

     The following chart provides performance results for our Digital Media segment (dollars in millions, except average revenues per order):

Revenues-Digital Media	2011	2010
WWE.com	$12.5	$14.9
WWEShop	15.6	14.0
Total	$28.1	$28.9
Average WWEShop revenues per order (dollars)	$47.16	$47.13

Profit Contribution-Digital Media	2011	2010
WWE.com	$6.5	$9.7
WWEShop	3.0	3.2
Total	$9.5	$12.9
Profit contribution margin	34%	45%

     WWE.com revenues decreased $2.4 million in the current year as compared to the prior year, primarily due to a decrease in online advertising of $2.9 million. WWE.com cost of revenues increased by $0.8 million in the current year, driven by increased expenses related to streaming and sponsorships, in addition to $0.3 million less benefit from production tax incentives as compared to the prior year. WWE.com profit contribution margin decreased to 52% in the current period from 65% in the prior year.

     WWEShop revenues increased $1.6 million in the current year as compared to the prior year, driven by a 13% increase in the number of orders processed. WWEShop cost of revenues increased by $1.8 million in the current year, primarily due to increased material costs of $0.7 million and increased shipping charges of $0.6 million, both driven by the increased revenue and number of orders. WWEShop profit contribution margin decreased to 19% in the current year from 23% in the prior year, primarily due to increased discounts and promotional offers.

Table of Content

WWE Studios

     The following table provides detailed information on our WWE Studios’ segment (in millions):

			Feature
			Film
			Production
			Assets-net as of			For the Year Ended December 31,
	Release	Production	Dec. 31,	Inception to-date		Revenue			Profit (Loss)
Title	Date	Costs*	2011	Revenue	Profit (Loss)	2011	2010		2011	2010
Self - Distributed films
The Reunion	Oct 2011	$6.9	$1.9	$2.4	$(4.2)	$2.4	$	N/A	$(4.2)	$	N/A
Inside Out	Sept 2011	5.1	1.3	2.1	(3.2)	2.1		N/A	(3.2)		N/A
That's What I Am	April 2011	4.7	0.5	0.9	(4.9)	0.9		N/A	(4.9)		N/A
The Chaperone	Mar 2011	5.8	0.9	4.0	(3.9)	4.0		N/A	(3.9)		N/A
Knucklehead	Oct 2010	6.4	0.8	4.2	(4.0)	0.7		3.5	(2.9)		(1.1)
Legendary	Sept 2010	5.3	1.7	6.3	(1.9)	1.0		5.3	(0.3)		(1.6)
		34.2	7.1	19.9	(22.1)	11.1		8.8	(19.4)		(2.7)

Licensed films
Marine 2	Dec 2009	2.3	0.8	2.2	0.7	1.1		1.2	0.3		0.5
12 Rounds	Mar 2009	19.7	7.8	9.0	(2.9)	5.6		3.5	(2.8)		-
BELC 3	Jan 2009	2.5	0.3	2.3	0.1	0.6		1.2	-		-
The Condemned	May 2007	17.5	-	10.8	(6.6)	0.5		1.6	0.4		1.4
The Marine	Oct 2006	20.2	0.1	37.2	14.6	1.8		2.9	1.3		1.5
See No Evil	May 2006	10.4	0.5	7.0	(2.9)	0.2		0.4	(1.2)		-
		72.6	9.5	68.5	3.0	9.8		10.8	(2.0)		3.4

Completed but not released		11.4	6.0	-	(5.4)	-		-	(5.4)		-
In production		-	-	-	-	-		-	-		-
In development		N/A	1.0	-	(3.1)	-		-	(0.8)		(0.3)

Total		$118.2	$23.6	$88.4	$(27.6)	$20.9		$19.6	$(27.6)		$0.4

*	Production costs are presented net of the associated benefit of production incentives.

     Revenue recognition for our feature films varies depending on the method of distribution and the extent of control the Company exercises over the distribution and related expenses. We exercise significant control over our self-distributed films and as a result, we record distribution revenue and related expenses on a gross basis in our financial statements. Third-party distribution partners control the distribution and marketing of our licensed films, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results have been reported to us. This typically occurs in periods subsequent to the initial release of the film.

     WWE Studios revenues increased $1.3 million in the current year compared to the prior year driven by four newly released self-distributed films. In the current year, revenues from these newly released films and two self-distributed films released in the prior year increased $2.3 million, while revenues for our six licensed films decreased $1.0 million.

     At December 31, 2011, the Company had $23.6 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on our balance sheet. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film’s estimated fair value using a discounted cash flows model. After updating estimates of ultimate revenue and participation costs for current and pending releases to reflect lower than expected home video revenues and higher participation costs for certain releases, we noted significant declines in the expected profitability of certain films for which we prepared a discounted cash flow analysis to determine the fair value of the feature film production asset. This resulted in us recording impairment charges of $23.4 million during the year. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

Table of Content

     The following is a listing of feature film impairments recorded during the year ended December 31, 2011. There were no impairment charges recorded during 2010 (in millions).

Year Ended
December 31,
2011
Self-Distributed Films
The Reunion	$3.5
Inside Out	2.5
That’s What I Am	3.3
The Chaperone	2.2
Knucklehead	2.5
Bending the Rules*	3.2
Barricade*	2.2
19.4
Licensed Films
12 Rounds	2.8
See No Evil	1.2
4.0

Total	$23.4

*	Completed but not yet released

     WWE Studios total cost of revenues increased $29.3 million primarily due to the above $23.4 million of impairment charges, an increase in amortization of production assets of $2.6 million and an increase in distribution related expenses for the self-distributed films of $2.4 million. In the current year, cost of revenues for our self-distributed films included $13.9 million of impairment charges. In addition to the impairment charges recorded for our released self-distributed films, we also incurred impairment charges of $5.4 million related to two self-distributed films that were completed but not yet released as of December 31, 2011. Cost of revenues for our licensed films increased $4.4 million in 2011 compared to the prior year due primarily to the impairment charges recorded associated with two of our films of $4.0 million.

Selling, General and Administrative Expenses

     The following chart reflects the amounts of certain significant overhead items (dollars in millions):

Selling, General & Administrative Expenses	2011	2010
Staff related	$58.0	$52.4
Legal, accounting and other professional	15.9	11.3
Travel and entertainment expenses	4.9	4.2
Advertising, marketing and promotion	5.3	6.5
Corporate insurance	3.5	3.5
Stock compensation	2.9	7.6
Bad debt	(0.7)	0.8
All other	26.9	23.1
Total SG&A	$116.7	$109.4
SG&A as a percentage of net revenues	24%	23%

Table of Content

     The $5.6 million increase in staff related expenses in the current year as compared to the prior year reflects a $3.8 million increase in salary expenses due primarily to increased headcount, a $3.0 million increase in severance expenses and a $2.4 million increase in benefits costs as a result of higher medical costs, partially offset by a $3.6 million decrease in accrued management incentive compensation. The increased headcount is primarily due to the hiring of staff to assist in creating new programming to support our emerging content and distribution efforts. Stock compensation expense decreased $4.7 million as compared to the prior year. The decreases in management incentive compensation and stock compensation expense were due to the Company not achieving certain performance targets for 2011. The increase in legal, accounting and other professional fees in the current year was due primarily to increased legal and consulting fees costs associated with the expansion of our content and distribution platforms. Overall, selling, general and administrative expenses included approximately $4 million as a result of expenses associated with our emerging content and distribution efforts.

	2011	2010
Depreciation and amortization	$15.0	$11.7

     The increase depreciation expense from the prior year reflects the absence in the current year of a $1.7 million benefit from the recognition of an infrastructure tax credit received in the prior year period, in addition to higher property and equipment balances in the current year. The credit received in the prior year period related to assets placed in service in previous years, and the adjustment to depreciation expense reflects the amount of previously recognized expense associated with the reduction of the related asset cost.

	2011	2010
Investment income	$2.1	$2.0

	2011	2010
Interest expense	$0.6	$0.3

	2011	2010
Other expense, net	$1.6	$2.0

     Other expense, net includes realized foreign exchange gains and losses, the revaluation of warrants held in a publicly-traded former licensee and certain non-income related taxes. In the current year, we recorded realized foreign exchange losses of $0.4 million as compared to losses of $1.3 million in the prior year. During 2010, we recognized mark-to-market adjustments of a gain of $0.6 million relating to the revaluation of the warrants held in a publicly-traded former licensee. These warrants were exercised in 2011.

Provision for Income Taxes	2011	2010
Provision	$12.1	$28.5
Effective tax rate	33%	35%

     The current year effective tax rate was positively impacted by a higher proportion of qualified production activities in the current year, which resulted in a higher rate of IRC Section 199 deductions relative to non-qualifying activities. The current and prior year were positively impacted by a $0.6 million and $1.3 million benefit, respectively, from recognition of previously unrecognized tax benefits, primarily as a result of the statute of limitations expiring in jurisdictions in which the Company had taken uncertain tax positions.

Table of Content

Year Ended December 31, 2010 compared to Year Ended December 31, 2009 (dollars in millions)

Summary

Net Revenues	2010	2009
Live and Televised Entertainment	$331.8	$335.0
Consumer Products	97.4	99.7
Digital Media	28.9	32.8
WWE Studios	19.6	7.7
Total	477.7	475.2

Profit Contribution
Live and Televised Entertainment	134.4	143.0
Consumer Products	55.7	58.2
Digital Media	12.9	14.3
WWE Studios	0.4	3.8
Total	203.4	219.3
Profit contribution margin	43%	46%

Selling, general and administrative expenses	109.4	127.8
Depreciation and amortization	11.7	14.4
Operating income	82.3	77.1
Investment income, net	2.0	3.1
Interest expense	(0.3)	(0.3)
Other expense, net	(2.0)	(0.5)
Income before income taxes	82.0	79.4
Provision for income taxes	28.5	29.1
Net income	$53.5	$50.3

     The comparability of our results for 2010 as compared to 2009 is impacted by our WWE Studios’ business change to a self-distribution model starting in the third quarter of 2010. Under this model, we recognize revenues and expenses for our films on a gross basis upon release. During 2010, we released two films under this self-distribution model, Legendary and Knucklehead. We previously released six films that were distributed by third-party distribution partners whereby we participated in revenues upon their recoupment of distribution expenses and fees. As a result, the revenue and related expenses were recorded on a net basis after the distributor’s recoupment, which typically occurred in periods subsequent to the film’s initial release. In 2010, we recorded $8.8 million in revenue and $11.5 million in cost of revenue related to our self-distributed films. Included in the cost of revenue is $5.3 million of amortization of production costs and $6.2 million of distribution-related expenses.

     During 2010, film and television production incentives from various governmental programs were received, relating to qualified production activities and an infrastructure project. As a result, operating income was positively impacted by $7.9 million in 2010 as compared to $8.3 million in 2009. The production incentives were recorded as an offset to the related production activity; accordingly, we reduced cost of revenues by $4.0 million and $5.0 million in 2010 and 2009, respectively, and selling, general and administrative expenses by $2.2 million and $3.3 million in 2010 and 2009, respectively. The infrastructure incentive was recorded as a reduction to the related asset, however, as the credit related to assets placed in service in prior years, a $1.7 million benefit was recorded in 2010 as a reduction to depreciation for previously recognized expense associated with the reduction of the related asset cost.

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

Table of Content

     Our 2010 results were adversely impacted by the continued weakness in the overall economic environment. We believe that certain key metrics, including live event attendance and pay-per-view buys, were impacted by transitions within our talent roster.

     Revenues derived from international sources represented 28% and 27% of total net revenues in 2010 and 2009, respectively.

     Live and Televised Entertainment

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment (dollars in millions except where noted)	2010	2009
Live events	$104.6	$108.8
North America	$64.7	$67.8
International	$39.9	$41.0
Number of North American events	253	268
Total live event attendance	2,155,700	2,383,800
Average North American attendance	6,300	6,500
Average North American ticket price (dollars)	$39.46	$37.64
Number of international events	74	74
Average international attendance	7,800	8,500
Average international ticket price (dollars)	$66.47	$66.08
Venue merchandise	$18.4	$19.8
Domestic per capita spending (dollars)	$9.80	$9.58
Pay-per-view	$70.2	$80.0
Number of pay-per-view events	13	14
Number of buys of pay-per-views	3,631,100	4,490,200
Average revenue per buy (dollars)	$18.32	$17.26
Domestic retail price, excluding WrestleMania (dollars)	$44.95	$39.95
Domestic retail price WrestleMania (dollars)	$54.95	$54.95
Television rights fees	$127.0	$111.9
Domestic	$81.6	$72.8
International	$45.4	$39.1

Television advertising	$5.9	$7.7
WWE Classics on Demand	$4.6	$5.4
Other	$1.1	$1.4
Total	$331.8	$335.0

Ratings:
Average weekly household ratings for RAW	3.5	3.7
Average weekly household ratings for Friday Night SmackDown	1.8	2.0
Average weekly household ratings for WWE Superstars	1.1	1.3
Average weekly household rating for WWE NXT	1.0	N/A
Average weekly household rating for ECW	N/A	1.2

Profit Contribution-Live and Televised Entertainment (dollars in millions)	2010	2009
Live events	$27.4	$34.2
Venue merchandise	8.0	8.7
Pay per view	39.8	47.5
Television rights	57.3	46.2
Television advertising	4.4	6.8
WWE Classics on Demand	3.2	4.6
Other	(5.7)	(5.0)
Total	$134.4	$143.0
Profit contribution margin	41%	43%

Table of Content

     Live events revenues decreased by $4.2 million in 2010 compared to 2009 primarily as a result of a decrease in attendance and 15 fewer North American events. Our average attendance decreased to 6,300 as compared to 6,500 in 2009, while international attendance decreased to 7,800 as compared to 8,500 in 2009. We believe this decline in attendance is primarily due to the transition within our talent roster. The decline in the number of domestic events is primarily due to touring logistics. Cost of revenues for live events was adversely impacted by approximately $1.0 million in costs related to the Icelandic volcano, as well as $1.0 million in higher venue related expenses, as we held ten additional events at premium venues in 2010 as compared to 2009, which have higher associated costs. The live events profit contribution margin decreased to 26% from 31% in 2009.

     Venue merchandise revenues were adversely impacted by the decreased attendance in 2010 as compared to the prior year. This decline was partially offset by a 2% increase in per capita spending by our fans. Cost of revenues for venue merchandise decreased by $0.7 million primarily due to decreased sales. The venue merchandise profit contribution margin was 43% in 2010 as compared to 44% in 2009.

     Pay-per-view revenues reflect 3.6 million buys in 2010 as compared to 4.5 million buys in 2009. In 2010, our premier annual pay-per-view event, WrestleMania XXVI, generated 0.9 million buys as compared to 1.0 million buys for WrestleMania XXV in 2009. As a result of the decreased buys, pay-per-view revenues decreased by $9.8 million in 2010 as compared to 2009. We believe this decline is due to the transition within our talent roster, the absence of several prominent members of our talent roster at certain pay-per-view events, the production of one less pay-per-view event in 2010 as compared to 2009 and weakness in the economy. This revenue decline was partially offset by an increase in the suggested domestic retail price of our non-WrestleMania pay-per-view events from $39.95 to $44.95 in January 2010. Domestic buys, which generate a higher price per buy, represents 61% of total buys in 2010 as compared to 63% in 2009. Pay-per-view cost of revenues decreased by $2.1 million in 2010 as compared to 2009, due to the absence of one event and declines associated with decreased revenues. The pay-per-view profit contribution margin was 57% in 2010 as compared to 59% in 2009.

     Television rights fees increased by $15.1 million in 2010 as compared to 2009 and reflect increases both in domestic and international markets. Domestically, television rights fees increased by $8.8 million primarily due to favorable renewals of previous contracts, contractual increases with our television partners, new agreements with television partners and the production of four additional special episodes during 2010 as compared to 2009. Internationally, television rights fees increased by $6.3 million primarily due to a favorable renewal of a contract with a key television partner and contractual increases with other television partners. Television rights cost of revenues increased primarily due to increases in production costs of $4.0 million due to six additional TV episodes produced in 2010 and increased headcount for production staff. In addition, we received $0.7 million less in production tax credits in 2010 compared to 2009. Television rights profit contribution margin increased to 45% from 41% in 2009.

     Television advertising revenues are comprised of the sale of advertising on our Canadian television programs and the sale of integrated sponsorship packages. In 2010, television advertising revenues decreased by $1.8 million primarily due to a decline in sponsorship advertising revenue, driven by lower sponsorship sales related to pay-per-view events. Television advertising cost of revenues increased primarily due to the higher costs associated with our integrated sponsorship packages. Television advertising profit contribution margin decreased to 75% from 88% in 2009.

     WWE Classics on Demand, our subscription based video-on-demand service, generated 15% lower revenues in 2010 reflecting a 15% decline in average monthly domestic subscribers. We believe these declines in subscribers are a result of weakness in the economy. WWE Classics on Demand cost of revenue increased by $0.6 million in 2010 as compared to 2009 due to lower tax credits received as compared to 2009. WWE Classics on Demand profit contribution margin decreased to 70% from 85% in 2009.

Table of Content

Consumer Products

The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

Revenues- Consumer Products	2010	2009
Licensing	$51.7	$44.7
Magazine publishing	$11.0	$13.5
Net units sold	3,068,000	4,026,300
Home video	$32.1	$39.4
Gross units	3,559,100	3,531,468
Other	$2.6	$2.1
Total	$97.4	$99.7

Profit Contribution-Consumer Products	2010	2009
Licensing	$38.4	$33.7
Magazine publishing	$0.7	$2.4
Home video	$16.0	$21.7
Other	$0.6	$0.4
Total	$55.7	$58.2
Profit contribution margin	57%	58%

     Licensing revenues increased by $7.0 million in 2010 as compared to 2009 primarily due to a strong performance by our new master toy licensee, Mattel. Our toy category licensing revenues increased by $9.3 million primarily driven by Mattel’s increased product offerings. Our video game category licensing revenues decreased by $3.0 million because 2009 benefited from the release of an additional video game title, Legends of WrestleMania, for which there was no comparable release in 2010. The licensing profit contribution margin was 74% in 2010 as compared to 75% in 2009.

     Magazine publishing revenues declined $2.5 million in 2010 as compared to 2009 due to a 24% decrease in net units sold. Our sell-through rates decreased to 31% from 36% in 2009. We published 13 issues of WWE Magazine and 10 issues of WWE Kids Magazine in both 2010 and 2009. We also published 6 special issues in both 2010 and 2009. Magazine publishing cost of revenues decreased by 7% as a result of a 10% decrease in production levels, partially offset by fixed costs. The profit contribution margin decreased to 6% from 18% in 2009.

     Home video revenues decreased by $7.3 million in 2010 due to decreased sell-through rates and a decline in our average selling price. Our home video sell-through rates decreased to 55% in 2010 as compared to 67% in 2009, partially as a result of challenges experienced with our talent transition, coupled with an overall decline in the home video industry. The decrease in average selling price was due to increased discounting and changes in the product mix. We released 29 titles in 2010 as compared to 28 in 2009. Home video cost of revenues decreased due to lower sales offset by increased distribution expenses due to changing distribution partners. The profit contribution margin decreased to 50% from 55% in 2009.

Digital Media

     The following chart provides performance results for our Digital Media segment (dollars in millions, except average revenues per order):

Revenues- Digital Media	2010	2009
WWE.com	$14.9	$16.8
WWEShop	14.0	16.0
Total	$28.9	$32.8
Average WWEShop revenues per order (dollars)	$47.13	$51.83

Table of Content

Profit Contribution-Digital Media	2010	2009
WWE.com	$9.7	$9.9
WWEShop	3.2	4.4
Total	$12.9	$14.3
Profit contribution margin	45%	44%

     WWE.com revenue decreased by $1.9 million in 2010 as compared to 2009 due to declines in advertising sold on our website and wireless revenue. The declines in advertising revenue reflect the downturn in the general economic environment and continued difficulties monetizing our website. The decline in wireless revenue was driven by the expiration of a key content agreement that was not renewed. These declines were partially offset by increased revenue received from third-parties that stream our content online. WWE.com cost of revenues decreased by 25% in 2010 due to a reallocation of marketing support.

     WWEShop revenue reflects a 2% decrease in the number of orders processed and a 9% decrease in average revenue per order in 2010 as compared to 2009, driven by weakness in the economy, coupled with the transitions within the talent roster. As a result, WWEShop revenues decreased by 13% in 2010 as compared to 2009. The decrease in WWEShop profit contribution margin was driven by $0.6 million of increased postage costs as a result of offering our customers promotional shipping during the holiday season and $0.1 million of increased advertising expenses.

WWE Studios

     The following chart provides performance results for our WWE Studios segment (dollars in millions):

WWE Studios Revenues	2010	2009
Licensed films	$10.8	$7.7
Self-distributed films	8.8	-
Total	$19.6	$7.7

Profit Contribution - WWE Studios	2010	2009
Licensed films	$3.1	$3.8
Self-distributed films	(2.7)	-
Total	$0.4	$3.8
Profit contribution margin	2%	49%

     WWE Studios released four feature films utilizing third-party distribution partners (Licensed Films): See No Evil, The Marine, The Condemned, and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines: Columbia and The Marine 2. For these licensed films, we participate in revenues and expenses generated from the distribution of the films through all media on a net basis after the print and advertising and distribution costs incurred by our distribution partners have been recouped and the results are reported to us, typically in periods subsequent to the initial release. We recorded $10.8 million of revenue relating to these licensed films in 2010 as compared to $7.7 million in 2009. The increase in revenue for our licensed films is primarily driven by $3.5 million in revenue from our film, 12 Rounds. The licensed films cost of revenues reflects the amortization of production costs for these films.

     WWE Studios changed to a self-distribution model starting in the third quarter of 2010. Under this model, we recognize revenues and expenses for our films on a gross basis upon release. During 2010, we released two feature films under this model, Legendary and Knucklehead. In 2010, we recorded $8.8 million in revenue and $11.5 million in cost of revenue related to these self-distributed films. We record distribution related expenses when incurred and amortize feature film production costs in the same proportion that a film’s revenue for the period relates to our ultimate revenue projections for such film. Included in the cost of revenue is $5.3 million of amortization of production costs and $6.2 million of distribution related expenses.

Table of Content

     Expenses

     The following chart reflects the amounts of certain significant overhead items (dollars in millions):

Selling, General & Administrative Expenses	2010	2009
Staff related	$52.4	$62.1
Legal, accounting and other professional	11.3	14.8
Stock compensation	7.6	7.4
Advertising and promotion	6.5	5.4
Travel and entertainment expenses	4.2	4.2
Corporate insurance	3.5	3.1
Bad debt	0.8	8.6
All other	23.1	22.2
Total SG&A	$109.4	$127.8
SG&A as a percentage of net revenues	23%	27%

     The decrease of $9.7 million in staff related expenses in 2010 as compared to 2009 is attributable to a $4.7 million decrease in accrued management incentive compensation and a $1.4 million decrease in employee benefit related costs, primarily as a result of changes to our healthcare administrator, decreased medical claims paid and decreased negotiated rates. In addition, $2.2 million in severance related costs related to a restructuring was recorded in 2009. Legal, accounting and professional fees in 2010 benefited from a decrease in legal case activity. Our bad debt expense in the prior year included a $7.4 million charge related to a former distribution partner.

	2010	2009
Depreciation and amortization	$11.7	$14.4

     The decrease in depreciation and amortization expense reflects a $1.7 million benefit from the recognition of an infrastructure tax credit received in 2010. This credit was used to reduce the carrying value of assets as of their in service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. This credit was received in 2010 but related to assets placed in service in prior years.

	2010	2009
Investment income	$2.0	$3.1

     The decline in investment income in 2010 reflects lower realized gains from investment sales, as higher interest rates in the current year offset lower investment balances.

	2010	2009
Interest expense	$0.3	$0.3

	2010	2009
Other expense, net	$2.0	$0.5

     Other expense, net includes realized foreign exchange gains and losses, the revaluation of warrants held in certain licensees and certain non-income related taxes. In 2010, we recorded realized foreign exchange losses of $1.3 million as compared to gains of $1.5 million in 2009. This was partially offset by the fluctuation relating to the revaluation of warrants. In 2010 we recorded income of $0.6 million relating to the revaluation of warrants as compared to a loss of $1.0 million in 2009.

Provision for Income Taxes	2010	2009
Provision	$28.5	$29.1
Effective tax rate	35%	37%

     The 2010 effective tax rate was positively impacted by a $1.3 million increase in the IRC Section 199 deduction on qualified production activity income. The increased deduction in the current year was primarily due to the higher allowable deduction percentage as a result of the completion of the IRS phase-in period relating to the Section 199 deduction. The 2010 period also reflects a $1.3 million benefit from recognition of previously unrecognized tax benefits, primarily as a result of the statute of limitations expiring in jurisdictions in which the Company had taken uncertain tax positions. These benefits to our effective tax rate were partially offset by increased unrecognized tax benefits for uncertain tax positions.

Table of Content

Liquidity and Capital Resources

     During the current year, we entered into a three year senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The revolving credit facility provides for a $200.0 million line of credit that expires in September 2014, unless extended. As of December 31, 2011, we had no amounts outstanding under this credit facility. Under the terms of the revolving credit facility, we are subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. In addition, the revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder. As of December 31, 2011, we are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.

     We have entered into the revolving credit facility during the current year because we believe that there is generally a favorable climate for borrowers for loans of this type in the capital markets. While we do not have specific plans to borrow under this credit facility in the near term, we have announced initiatives for which we may borrow going forward including, the expansion and update of our production facilities in order to support our emerging content and distribution strategy. In addition to the senior unsecured revolving credit facility, the Company continually evaluates financing options that are cost effective and that will add to the Company’s financial flexibility. To this end, as the Company explores additional content distribution and production strategies, the Company may seek additional sources of financing. We also regularly assess potential strategic acquisitions.

     We had cash and short-term investments of $155.8 million as of December 31, 2011, while our debt balance totaled $1.6 million.

     Over the past three years, our cash flows from operating activities were $219.4 million, our net capital expenditures were $41.7 million and our aggregate dividends paid were $213.7 million. We believe that cash provided from operations, existing cash and investment balances and funds available from our new revolving credit facility will be sufficient to meet our operating requirements, including feature film production requirements, projected capital expenditures, and additional operational costs associated with our increased content production and distribution initiatives over the next 12 months.

     Cash flows from operating activities were $63.2 million, $39.8 million and $116.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The primary driver of the increased cash flows from operating activities was a decrease in the amount spent on production of feature films in the current year. During the current year we spent $37.4 million less than the prior year relating to the production of films. In the current year we spent $8.5 million on feature film production activities compared to $41.6 million in the prior year. We anticipate spending between $15.0 million and $25.0 million on feature film production activities during the year ending December 31, 2012. In the current year we received $7.3 million in incentives relating to film production, as compared to $3.0 million in the prior year. We anticipate receiving approximately $1.8 million in incentives relating to feature films investments over the next twelve months.

     Also adding to the increase in cash flows from operating activities was the receipt of a federal tax refund of $9.0 million in the current year due to overpayment of 2010 estimated taxes. The Company anticipates receiving a similar refund in 2012 relating to an over payment of taxes in 2011 due to the Company’s lower than anticipated operating performance.

     Offsetting these increases was a decrease in cash receipts associated with annual advances from licensees, primarily due to timing.

Table of Content

     Additionally, we received television production incentives of $6.6 million in the current year which is included in cash from operating activities; in the prior year we received payments of $6.1 million relating to these incentives. We anticipate receiving approximately $8.0 million to $12.0 million in comparable television production incentives within the 12 months following December 31, 2011.

     Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

     As previously discussed, the Company is increasing its efforts to produce additional content for distribution through various platforms. The Company anticipates spending between $5.0 million and $10.0 million to create new content and $15.0 million and $20.0 million in incremental operating expenses to support these initiatives over the next 12 months.

     Cash flows used in investing activities were $30.7 million, $40.4 million and $6.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. In the current year we purchased $47.9 million and had sales or maturities of $45.1 million of short term investment securities. Capital expenditures were approximately $28.0 million, $12.3 million and $5.5 million in 2011, 2010 and 2009, respectively. The increase in capital expenditures in the current period was primarily due to the expansion of our content production facilities in support of increased content production efforts.

     Capital expenditures for 2012 are estimated to range between $20.0 million and $30.0 million, including $15.0 million to $20.0 million in support of the creation of new programming and increased production activities and content distribution. This amount may change based on the demand for content and distribution requirements.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. Our investment portfolio consists primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and auction rate securities (“ARS”). All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. Our ARS are auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). We anticipate that any securities for which auctions have failed or may fail in the future will continue to accrue interest and pay interest when due. To-date, none of the ARS in which we are invested have failed to make an interest payment when due. As of December 31, 2011, we held $10.2 million of ARS. ARS of $5.0 million, $8.4 million and $0.5 million were redeemed at par value during 2011, 2010 and 2009, respectively. Our intent is not to sell the securities and we believe that it is not more likely than not that we will be required to sell before one of the aforementioned remedies occurs. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $49.8 million $79.4 million and $79.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in cash flows from financing activities was due primarily to a reduction in dividend payments. In 2011, we paid one quarterly cash dividend of $0.36 on all Class A common shares, and $0.24 on all Class B common shares, and three quarterly cash dividends of $0.12 on all Class A and Class B common shares for an aggregate amount of $47.8 million. In 2010 and 2009, we paid four quarterly cash dividends of $0.36 on all Class A common shares, and $0.24 on all Class B common shares, for an aggregate amount of $83.6 million and $82.3 million, respectively. In April 2011, the Board of Directors adjusted the Company's quarterly dividend to $0.12 per share of common stock held by the Company’s Class A and Class B shareholders. Under the revised dividend policy, all Class A and Class B shares receive dividends in the amount of $0.12 per share, including members of the McMahon family. Our Board of Directors regularly evaluates the Company’s dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

Table of Content

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

Contractual Obligations

     In addition to long-term debt, we have entered into various other contracts under which we are required to make guaranteed payments, including:

  Various operating leases for office space and equipment, which are anywhere from one to ten year terms.

  Employment contract with Vincent K. McMahon, effective January 1, 2011, through December 2013, with annual renewals thereafter if not terminated by us or Mr. McMahon. Mr. McMahon’s compensation under this contract is a salary of $1.1 million per year, in addition to any applicable bonus.

  Other employment contracts, which are generally for one to three year terms.

  Service contracts with certain of our independent contractors, including our talent, which are generally for one to four year terms.

     Our aggregate minimum payment obligations under these contracts as of December 31, 2011 were as follows:

						After
	2012	2013	2014	2015	2016	2016	Total
Long-term debt (including interest thereon)	$1.3	$0.4	$-	$-	$-	$-	$1.7
Operating leases	3.1	2.8	2.7	2.0	1.3	1.1	13.0
Talent, employment agreements and other
commitments	24.6	11.0	8.5	2.8	1.7	6.7	55.3
Total commitments	$29.0	$14.2	$11.2	$4.8	$3.0	$7.8	$70.0

Our consolidated balance sheet at December 31, 2011 includes $13.6 million in liabilities associated with uncertain tax positions (including interest and penalties of approximately $2.9 million), which is not included in the table above. The company expects to pay $4.0 million to $5.0 million related to these uncertain tax positions in 2012. It is not possible to reasonably predict or estimate the expected cash settlement dates of the remainder of these uncertain tax positions with the respective taxing authority.

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

Table of Content

Inflation

     During 2011, 2010 and 2009, inflation has not had a material effect on our business.

Off-Balance Sheet Arrangements

     As of December 31, 2011, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Critical Accounting Estimates

     The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which, form the basis for making estimates about the carrying values of assets and liabilities. The accuracy of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables, many of which are beyond our control. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following judgments and estimates are critical in the preparation of our consolidated financial statements.

  Feature Film Production Assets, Net

     Unamortized feature film production assets are evaluated for impairment each reporting period. Feature film production assets are recorded at the cost of production, including production overhead and net of production incentives. The costs for an individual film are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. Reductions in ultimate revenue for a film and/or any increases in estimated participation costs associated with a film could indicate a significant decline in a film’s profitability. When there is a significant decline in a film’s profitability, we calculate the estimated fair value of a film using a discounted cash flow model. If the estimated fair value of the film is less than its unamortized costs, we record an impairment charge for the excess of the carrying value of the film over the estimated fair value. Impairment charges are recorded as an increase in amortization expense included in cost of revenues in the consolidated financial statements.

     Our estimate of ultimate revenues for feature films includes revenues from all sources for ten years from the date of a film’s initial release. We estimate the ultimate revenues based on industry and Company specific trends, the historical performance of similar films, the star power of the lead actors, and the genre of the film. Prior to the release of a feature film and throughout its life, we revise our estimates of revenues based on expected future results, actual results and other known factors affecting the various distribution markets. The most sensitive factor affecting our estimates of ultimate revenue for our feature films is home video sales. Home video sales fluctuate based on a variety of factors including audience demand for our titles, the volume and quality of competing home video products, marketing and promotional strategies, as well as general economic conditions.

     During the year ended December, 2011, we recorded aggregate impairment charges of $23.4 million related to several of our feature films. See Note 7 to Notes to the Consolidated Financial Statements for further discussion. No impairment charges were recorded during 2010 or 2009.

     As of December 31, 2011, we had $23.6 million (net of accumulated amortization and impairment charges) in capitalized film production costs, which includes 12 released films and 3 films completed but not yet released. No assurance can be given that additional unfavorable changes to revenue and cost estimates will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

Table of Content

  Pay-Per-View Programming Revenue Recognition

     Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and subsequent adjustments to the buys are recognized in the period new information is received. Historically, adjustments made to our initial estimates have not had a significant impact on our revenues, although this may not be the case in the future. Our pay-per-view accounts receivable balance was $11.7 million and $10.4 million at December 31, 2011 and 2010, respectively.

  Home Video Returns Allowance

     Revenues from the sales of home video titles are recorded at the later of the date of delivery by our distributor to wholesalers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information, current industry trends and demand for our titles. A change in demand for any of our videos or a change in the home video market could impact the level of video returns. As of December 31, 2011, our home video returns allowance was $7.1 million.

  Allowance for Doubtful Accounts

     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors of our pay-per-view, television, home video and magazine products and to licensees that produce consumer products containing our intellectual trademarks. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectability of our receivables and establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances that may be required. At December 31, 2011, we had one customer balance representing approximately 11% of our gross accounts receivable balance. As of December 31, 2011 and 2010, our allowance for doubtful accounts was $2.2 million and $12.3 million, respectively. The reduction in the allowance for doubtful accounts from the prior year was due primarily to the write-off of receivable balance from a former distribution partner. No assurance can be given that future write-offs will not occur, which might materially affect our results of operations and financial condition.

  Income Taxes

     Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. As of December 31, 2011, our deferred tax assets were $24.0 million, less a valuation allowance of $1.6 million. As of December 31, 2011, our deferred tax liabilities were $8.1 million.

     We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2011, our unrecognized tax benefits including interest and penalties totaled approximately $13.6 million.

Recent Accounting Pronouncements

     In May 2011, the FASB issued an accounting standard update to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This update is effective for our fiscal year beginning January 1, 2012 and must be applied prospectively. The adoption of this accounting standard update will not have a material affect on our consolidated financial statements.

Table of Content

     In June 2011, the FASB issued an accounting standard update to amend existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changes the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity. The requirement to present comprehensive income in either a single continuous statement or in a two separate consecutive statement approach is effective for our fiscal year beginning January 1, 2012, must be applied retrospectively and will alter the presentation of the Company's consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K , in press releases and in oral statements made by our authorized officers: (i) risks relating to increasing our content production for distribution on various platforms; (ii) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (iii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iv) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (v) the unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or otherwise adversely affect our operations; (vi) decline in general economic conditions and disruption in financial markets could adversely affect our business; (vii) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts and potentially impacting our results of operations; (viii) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (ix) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (x) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (xi) we face uncertainties associated with international markets; (xii) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xiii) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xiv) we could incur substantial liabilities if pending litigation is resolved unfavorably; (xv) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xvi) our live events expose us to risks relating to large public events as well as travel to and from such events; (xvii) we continue to face risks inherent in our feature film business; (xviii) we could face a variety of risks if we expand into new or complementary businesses; (xix) risks related to our computer systems and online operations; (xx) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxi) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxii) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Form 10-K and undue reliance should not be placed on these statements. We undertake no obligation to update or revise any forward-looking statements.

Table of Content

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

Table of Content

     There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. We review the results of management’s assessment with our Audit Committee.

     The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT

     We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 29, 2012

Table of Content

Item 9B. Other Information

     None.

PART III

     The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements and Schedule: See index to Consolidated Financial Statements on page F-1 of this report.

2. Exhibits:

Exhibit
No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).

3.1A	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-8, filed July 15, 2002).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-84327)).

3.2A	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 4.2(a) to our Registration Statement on Form S-8, filed July 15, 2002).

10.1*	World Wrestling Entertainment, Inc. 2007 Omnibus Incentive Plan, effective July 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 26, 2007).

10.2*	Form of Agreement for Performance Stock Units to the Company’s employees and officers under the Company’s 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 26, 2007).

10.3*	Form of Agreement for Restricted Stock Units to the Company’s employees and officers under the Company’s 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 26, 2007).

10.4*	Amended and Restated Employment Agreement with Vincent K. McMahon, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed November 15, 2010).

10.5*	World Wrestling Entertainment Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002).

10.6*	Amended and Restated Booking Agreement with Paul Levesque, effective as of January 1, 2012 (filed herewith).

Table of Content

10.7*	Form of offer letters between the Company and executive officers (filed herewith).

10.8	Open End Mortgage Deed, Assignment of Rents and Security Agreement between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (No. 333-84327)).

10.9	Promissory Note issued by TSI Realty Company to GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (No. 333-84327)).

10.10	Environmental Indemnity Agreement among TSI Realty Company, Titan Sports Inc. and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (No. 333-84327)).

10.11	Assignment of Leases and Rents between TSI Realty Company and GMAC Commercial Mortgage Corp. (assigned to Citicorp Real Estate, Inc.), dated as of December 12, 1997 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (No. 333-84327)).

10.12	Agreement between WWF-World Wide Fund for Nature and Titan Sports, Inc. dated January 20, 1994 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (No. 333-84327)).

10.13	Revolving Credit Facility dated September 9, 2011, and related exhibits and schedules (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed September 15, 2011).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Table of Content

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)
Dated: February 29, 2012	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
Chairman of the Board of Directors and
/s/ VINCENT K. MCMAHON	Chief Executive Officer
Vincent K. McMahon	(principal executive officer)	February 29, 2012

/s/ STUART U. GOLDFARB	Director	February 29, 2012
Stuart U. Goldfarb

/s/ PATRICIA A. GOTTESMAN	Director	February 29, 2012
Patricia A. Gottesman

/s/ DAVID KENIN	Director	February 29, 2012
David Kenin

/s/ JOSEPH H. PERKINS	Director	February 29, 2012
Joseph H. Perkins

/s/ FRANK A. RIDDICK III	Director	February 29, 2012
Frank A. Riddick III

/s/ JEFFREY R. SPEED	Director	February 29, 2012
Jeffrey R. Speed

/s/ KEVIN DUNN	Director	February 29, 2012
Kevin Dunn

/s/ BASIL V. DEVITO Jr.	Director	February 29, 2012
Basil V. DeVito Jr.

/s/ GEORGE A. BARRIOS	Chief Financial Officer	February 29, 2012
George A. Barrios	(principal financial and accounting officer)

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT

     We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 29, 2012

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	For the years ended December 31,
	2011	2010	2009
Net revenues	$483,921	$477,655	$475,161
Cost of revenues (including amortization and impairments of feature film production assets of $39,742, $13,000 and $3,916, respectively)	315,183	274,298	255,847
Selling, general and administrative expenses	116,739	109,392	127,757
Depreciation and amortization	14,980	11,707	14,424
Operating income	37,019	82,258	77,133
Investment income, net	2,054	2,047	3,051
Interest expense	(623)	(260)	(339)
Other expense, net	(1,569)	(2,105)	(415)
Income before income taxes	36,881	81,940	79,430
Provision for income taxes	12,049	28,488	29,127
Net income	$24,832	$53,452	$50,303
Earnings per share:
Basic	$0.33	$0.72	$0.68
Diluted	$0.33	$0.71	$0.68

Weighted average shares outstanding:
Basic	74,212	74,570	73,765
Diluted	74,858	75,306	74,286

See accompanying notes to consolidated financial statements.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,491	$69,823
Short-term investments	103,270	97,124
Accounts receivable, net of allowance for doubtful accounts and returns
of $12,561 and $22,230 respectively	56,741	52,051
Inventory	1,658	2,087
Deferred income tax assets	11,122	17,128
Prepaid expenses and other current assets	14,461	20,856
Total current assets	239,743	259,069
PROPERTY AND EQUIPMENT, NET	96,562	80,995
FEATURE FILM PRODUCTION ASSETS, NET	23,591	56,253
INVESTMENT SECURITIES, NET	10,156	15,037
OTHER ASSETS	8,572	4,375
TOTAL ASSETS	$378,624	$415,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,262	$1,169
Accounts payable	15,897	18,441
Accrued expenses and other liabilities	30,386	24,478
Deferred income	21,709	28,323
Total current liabilities	69,254	72,411
LONG-TERM DEBT	359	1,621
NON-CURRENT INCOME TAX LIABILITIES	5,634	15,068
NON-CURRENT DEFERRED INCOME	8,234	9,881

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
28,254,874 and 27,515,984 shares issued and outstanding as of December 31,
2011 and 2010, respectively)	283	275
Class B common stock: ($.01 par value; 60,000,000 shares authorized;
46,163,899 and 46,482,591 shares issued and outstanding as of December 31,
2011 and 2010, respectively)	462	465
Additional paid-in capital	338,414	336,592
Accumulated other comprehensive income	3,262	3,144
Accumulated deficit	(47,278)	(23,728)
Total stockholders’ equity	295,143	316,748
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,624	$415,729

See accompanying notes to consolidated financial statements.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(in thousands)

						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2008	25,139	$252	47,714	$477	$317,105	$1,171	$40,969	$359,974

Comprehensive income:

Net income	—	—	—	—	—	—	50,303	50,303

Translation adjustment	—	—	—	—	—	987	—	987
Unrealized holding gain, net of
tax of $541	—	—	—	—	—	883	—	883
Reclassification adjustment for
losses realized in net income, net
of tax of $407	—	—	—	—	—	(664)	—	(664)
Total comprehensive income								51,509
Stock issuances (repurchases), net	361	3	—	—	(1,176)	—	—	(1,173)
Exercise of stock options	180	2	—	—	2,338	—	—	2,340
Tax effect from stock-based
payment arrangements	—	—	—	—	(690)	—	—	(690)
Dividends	—	—	—	—	1,101	—	(83,370)	(82,269)
Stock compensation costs	—	—	—	—	7,330	—	—	7,330
Balance, December 31, 2009	25,680	$257	47,714	$477	$326,008	$2,377	$7,902	$337,021

Comprehensive income:

Net income	—	—	—	—	—	—	53,452	53,452

Translation adjustment	—	—	—	—	—	192	—	192
Unrealized holding gain, net of
tax of $372	—	—	—	—	—	608	—	608
Reclassification adjustment for
gains realized in net income, net
of tax of $20	—	—	—	—	—	(33)	—	(33)
Total comprehensive income								54,219

Stock issuances (repurchases), net	484	5	—	—	(2,500)	—	—	(2,495)
Sale of Class B common stock by shareholder (See Note 14)	1,231	12	(1,231)	(12)	—	—	—	—
Exercise of stock options	121	1	—	—	1,562	—	—	1,563
Excess benefits from stock-based
payment arrangements	—	—	—	—	2,504	—	—	2,504
Dividends	—	—	—	—	1,439	—	(85,082)	(83,643)
Stock compensation costs	—	—	—	—	7,579	—	—	7,579
Balance, December 31, 2010	27,516	$275	46,483	$465	$336,592	$3,144	$(23,728)	$316,748

See accompanying notes to consolidated financial statements.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (CONTINUED)
(in thousands)

						Accumulated	Retained
	Common Stock				Additional	Other	Earnings
	Class A		Class B		Paid - in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2010	27,516	$275	46,483	$465	$336,592	$3,144	$(23,728)	$316,748

Comprehensive income:

Net income	—	—	—	—	—	—	24,832	24,832

Translation adjustment	—	—	—	—	—	(42)	—	(42)
Unrealized holding gain, net of
tax of $152	—	—	—	—	—	248	—	248
Reclassification adjustment for
gains realized in net income, net
of tax of $54	—	—	—	—	—	(88)	—	(88)
Total comprehensive income								24,950
Stock issuances (repurchases), net	420	5	—	—	(889)	—	—	(884)
Sale of Class B common stock by shareholder (See Note 14)	319	3	(319)	(3)	—	—	—	—
Tax effect from stock-based
payment arrangements	—	—	—	—	(730)	—	—	(730)
Dividends	—	—	—	—	573	—	(48,382)	(47,809)
Stock compensation costs	—	—	—	—	2,868	—	—	2,868

Balance, December 31, 2011	28,255	$283	46,164	$462	$338,414	$3,262	$(47,278)	$295,143

See accompanying notes to consolidated financial statements.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December, 31
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$24,832	$53,452	$50,303
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	39,742	13,000	3,916
Depreciation and amortization	14,980	11,707	14,424
Realized gains on sales of investments	(142)	(53)	(1,022)
Amortization of bond premium	2,580	1,827	952
Amortization of debt issuance costs	205	-	-
Stock compensation costs	2,868	7,579	7,389
Revaluation of warrants	-	(610)	1,050
(Recovery from) provision for doubtful accounts	(692)	774	8,558
Loss on disposal of property and equipment	1,376	-	-
(Benefit) provision for deferred income taxes	(6,424)	(2,410)	672
Excess tax benefits from stock-based payment arrangements	(122)	(2,758)	(133)
Changes in assets and liabilities:
Accounts receivable	(1,915)	9,908	(11,158)
Inventory	429	95	2,776
Prepaid expenses and other current assets	4,770	(14,645)	18,864
Feature film production assets	(7,097)	(32,535)	(9,942)
Accounts payable	(2,544)	(2,841)	2,948
Accrued expenses and other liabilities	(1,399)	(14,760)	12,081
Deferred income	(8,261)	12,074	14,729
Net cash provided by operating activities	63,186	39,804	116,407
INVESTING ACTIVITIES:
Purchase of property and equipment and film library assets	(27,956)	(12,314)	(5,525)
Proceeds from infrastructure incentives	-	4,130	-
Purchases of short-term investments	(47,904)	(96,751)	(54,593)
Proceeds from sales or maturities of investments	45,148	64,553	53,687
Net cash used in investing activities	(30,712)	(40,382)	(6,431)
FINANCING ACTIVITIES:
Repayment of long-term debt	(1,169)	(1,082)	(1,002)
Debt issuance costs	(1,843)	-	-
Issuance of stock, net	893	1,022	951
Dividends paid	(47,809)	(83,643)	(82,269)
Proceeds from exercise of stock options	-	1,562	2,340
Excess tax benefits from stock-based payment arrangements	122	2,758	133
Net cash used in financing activities	(49,806)	(79,383)	(79,847)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,332)	(79,961)	30,129
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,823	149,784	119,655
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,491	$69,823	$149,784
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$12,058	$31,047	$10,870
Cash paid for interest	$410	$261	$341
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment	$5,302	$-	$-

See accompanying notes to consolidated financial statements.

Table of Content

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

Live and Televised Entertainment

  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sponsorships, and fees for viewing our pay-per-view and video-on-demand programming.

Consumer Products

  Revenues consist principally of the direct sales of WWE produced home videos, magazines and royalties or license fees related to various WWE themed products such as video games, toys and books.

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

     Cash and Cash Equivalents — Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts with original maturities of three months or less.

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

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

     Accounts Receivable, Net — Accounts receivable relate principally to amounts due to us from pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively, and balances due from the sale of home videos and magazines. We estimate the collectability of our receivables and establish allowances for the amount of accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers.

     Inventory — Inventory consists of merchandise sold on our website, merchandise sold at live events and DVDs, which are sold through wholesale distributors. Substantially all of our inventory is comprised of finished goods. Inventory is stated at the lower of cost (first-in, first-out basis) or market. The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.

     Feature Film Production Assets, Net — Feature film production assets are recorded at the cost of production, including production overhead and net of production incentives. The costs for an individual film are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. Reductions in ultimate revenue for a film and/or any increases in estimated participation costs associated with a film could indicate a significant decline in a film’s profitability. When there is a significant decline in a film’s profitability, we calculate the estimated fair value of a film using a discounted cash flow model. If the estimated fair value of the film is less than its unamortized costs, we record an impairment charge for the excess of the carrying value of the film over the estimated fair value. Impairment charges are recorded as an increase in amortization expense included in cost of revenues in the consolidated financial statements.

     Our estimate of ultimate revenues for feature films includes revenues from all sources for ten years from the date of a film’s initial release. We estimate the ultimate revenues based on industry and Company specific trends, the historical performance of similar films, the star power of the lead actors, and the genre of the film. Prior to the release of a feature film and throughout its life, we revise our estimates of revenues based on expected future results, actual results and other known factors affecting the various distribution markets. The most sensitive factor affecting our estimates of ultimate revenue for our feature films is home video sales. Home video sales fluctuate based on a variety of factors, including audience demand for our titles, the volume and quality of competing home video products, marketing and promotional strategies, as well as general economic conditions.

     Property and Equipment, Net — Property and equipment are stated at historical cost net of benefits associated with tax incentives less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are depreciated based on estimated useful lives varying from five to thirty-nine years. Our corporate aircraft is depreciated over ten years on a straight-line basis less an estimated residual value.

     Valuation of Long-Lived Assets — We periodically evaluate the carrying amount of long-lived assets when events and circumstances warrant such a review.

     Income Taxes — Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carry forwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

     We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

  Home video:

     Revenues from the sales of home video titles are recorded at the later of delivery by our distributor to retailers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information and current industry trends.

  Magazine publishing:

     Publishing newsstand revenues are recorded when the magazine is shipped, net of an allowance for estimated returns. We estimate the allowance for newsstand returns based upon our review of historical return rates and the expected performance of our current titles in relation to prior issue return rates.

Table of Content

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

  Films:

     Revenue recognition for our feature films varies depending on the method of distribution and the extent of control the Company exercises over the distribution and related expenses. We exercise significant control over our self-distributed films and as a result, we record distribution revenue and related expenses on a gross basis in our financial statements. Third-party distribution partners control the distribution and marketing of our licensed films, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results have been reported to us. This typically occurs in periods subsequent to the initial release of the film. Revenues generated from our films through the various distribution channels, including home video, video-on-demand and television are recognized consistent with the policies described above.

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

     Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. For 2011, 2010 and 2009, we recorded advertising expenses of $4,014, $6,018 and $5,035, respectively.

     Foreign Currency Translation — For the translation of the financial statements of our foreign subsidiaries whose functional currencies are not U.S. Dollars, assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at monthly average exchange rates for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date, with any gains/losses recorded in other income/expense.

     Stock-Based Compensation — Equity awards granted to employees, such as stock options, restricted stock units, and performance stock units are recognized as stock compensation expense in the financial statements based on their fair value at the date of grant over the vesting period.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

     Earnings Per Share (EPS) - Basic EPS is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding during the period, plus dilutive potential common shares which is calculated using the treasury-stock method. Dilutive potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect.

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

     In May 2011, the FASB issued an accounting standard update to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This update is effective for our fiscal year beginning January 1, 2012 and must be applied prospectively. The adoption of this accounting standard update will not have a material effect on our consolidated financial statements.

     In June 2011, the FASB issued an accounting standard update to amend existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changes the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity. The requirement to present comprehensive income in either a single continuous statement or in a two separate consecutive statement approach is effective for our fiscal year beginning January 1, 2012, must be applied retrospectively and will alter the presentation of the Company's consolidated financial statements.

3. Earnings Per Share

     For purposes of calculating basic and diluted earnings per-share, we used the following weighted average common shares outstanding (in thousands):

	2011	2010	2009
Basic	74,212	74,570	73,765
Diluted	74,858	75,306	74,286
Dilutive effect of outstanding options	-	14	-
Dilutive effect of restricted and performance stock units	637	718	518
Dilutive effect of employee share purchase plan	9	4	3
Anti-dilutive outstanding options (excluded from per-share calculations)	72	-	192

     Net income per share of Class A Common Stock and Class B Common Stock is computed in accordance with a two- class method of earnings allocation. Any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each class is entitled to receive. As there were no undistributed earnings for years ended December 31, 2011, 2010 and 2009, basic and diluted income per share was the same for both the Class A and Class B stockholders.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

4. Investment Securities and Short-Term Investments

     Investments consisted of the following:

	December 31, 2011			December 31, 2010
		Unrealized			Unrealized
	Amortized	Holding	Fair	Amortized	Holding	Fair
	Cost	Gain (Loss)	Value	Cost	Gain (Loss)	Value
Auction rate securities	$11,000	$(844)	$10,156	$16,000	$(963)	$15,037
Municipal bonds	82,456	732	83,188	74,766	339	75,105
Corporate bonds	20,331	(249)	20,082	22,015	4	22,019
Total	$113,787	$(361)	$113,426	$112,781	$(620)	$112,161

     We classify all of our investments as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and auction rate securities (“ARS”). All of these investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Our municipal and corporate bonds are included in short-term investments and our ARS are included in Investment securities, net on our consolidated balance sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of December 31, 2011 contractual maturities of these investments are as follows:

Maturities
Auction rate securities	26-28 years
Municipal bonds	1 month-12 years
Corporate bonds	1-4 years

     During the years ended December 31, 2011, 2010 and 2009, available-for-sale securities were sold for total proceeds of $43,326, $64,553 and $53,687, respectively. The gross realized gains on these sales totaled $142, $53 and $1,022 in 2011, 2010 and 2009, respectively. Net unrealized holding losses on available-for-sale securities in the amount of $361, $620 and $1,547 for the years ended December 31, 2011, 2010 and 2009, respectively, have been included in accumulated other comprehensive income.

     Management deems investments to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the ability to hold and intent not to sell the investment.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

4. Investment Securities and Short-Term Investments (continued)

     In February 2008, we started to experience difficulty selling our investment in auction rate securities (“ARS”) due to multiple failures of the auction mechanism that would otherwise provide liquidity to these investments. The securities for which auctions have failed will continue to accrue interest and be auctioned every 35 days until the auction succeeds, the issuer calls the securities, or they mature. Accordingly, there may be no effective mechanism for selling these securities and we may own long-term securities; as such, we have classified our investment in ARS as non-current investments. As of December 31, 2011, the Company had $10,156 of auction rate securities which have been recorded at their estimated fair value. The estimated fair value was based on a discounted cash flow analysis which considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value and expected interest income to be received over this period. Because of the inherent subjectivity in valuing these securities, we also obtained independent valuations for each of our ARS as of December 31, 2011 in estimating their fair values. During 2011, $5,000 of ARS were redeemed at par by the issuer.

     As of December 31, 2011 we do not believe the net unrealized loss position in these securities of $844 is other-than-temporary, and as such, the unrealized loss has been recorded as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), and based on our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

     In addition to the investments described above, during 2011 we exercised previously granted warrants to purchase common stock in a former licensee and subsequently sold this stock for $1,822. We recognized mark-to-market adjustments of a gain of $610 in 2010 and a loss of $1,050 in 2009 relating to the revaluation of these warrants.

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

     Additionally, the accounting guidance establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

Level 1-	quoted prices in active markets for identical assets or liabilities;
Level 2-	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3-	unobservable inputs, such as discounted cash flow models or valuations

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

5. Fair Value Measurement (continued)

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at December 31, 2011				Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$83,188	$-	$83,188	$-	$75,105	$-	$75,105	$-
Auction rate securities	10,156	-	-	10,156	15,037	-	-	15,037
Corporate bonds	20,082	-	20,082	-	22,019	-	22,019	-
Warrants	-	-	-	-	687	-	687	-
Total	$113,426	$-	$103,270	$10,156	$112,848	$-	$97,811	$15,037

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

     We have classified our investment in ARS within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. We obtained independent valuations for each of our ARS as of December 31, 2011 in estimating fair values. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets. During 2011, $5,000 of ARS were redeemed by the issuer at par value.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

5. Fair Value Measurement (continued)

The table below includes a roll forward of our significant unobservable inputs (level 3) assets (ARS):

	2011	2010
Fair value, beginning	$15,037	$22,370
Purchases	-	-
Redemptions/Proceeds	(5,000)	(8,400)
Transfers in	-	-
Realized gain	-	-
Unrealized gain	119	1,067
Fair value, ending	$10,156	$15,037

     The Company also has assets that are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the year ended December 31, 2011, the Company recorded impairment charges of $23,414 on feature film production assets based on fair value measurements of $21,186. See Note 7, Feature Film Production Assets, for further discussion. There were no fair value measurements recorded on a non-recurring basis for the years ended December 31, 2010 and 2009. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The inputs to this model are the Company’s expected results for the film and a discount rate that market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party specialist who assists us in gathering the necessary inputs used in our model.

6. Property and Equipment

     Property and equipment consisted of the following:

	December 31,	December 31,
	2011	2010
Land, buildings and improvements	$83,284	$75,762
Equipment	84,335	70,694
Corporate aircraft	20,858	20,858
Vehicles	1,474	1,543
	189,951	168,857
Less accumulated depreciation and amortization	(93,389)	(87,862)
Total	$96,562	$80,995

     During 2010 we received tax credits relating to our infrastructure improvements in conjunction with our transition to high definition broadcasting. The credits were realized at $4,130 and were recorded as a reduction of the related assets.

     Depreciation expense was $14,520, $11,504 and $13,396, in 2011, 2010 and 2009, respectively. Depreciation expense for the year ended December 31, 2010 reflects a one-time benefit of $1,674 from the recognition of an infrastructure tax credit discussed above. The credit was used to reduce the carrying value of the assets as of their in service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. The credit was received in 2010 but related to assets placed in service in prior years.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

7. Feature Film Production Assets

     Feature film production assets are summarized as follows:

	December 31,	December 31,
	2011	2010
Feature film productions:
In release	$16,686	$27,368
Completed but not released	5,984	27,612
In development	921	1,273
Total	$23,591	$56,253

     Approximately 52% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 91% of “In release” film production assets are estimated to be amortized over the next three years.

     In the current year we released four feature films, which comprise $4,484 of our “In release” feature film assets. These films were released under our self-distribution model in which we control the distribution and marketing of our productions. Under this distribution model, we record revenues and expenses on a gross basis in our financial statements. Additionally, we record distribution expenses, including advertising and other exploitation costs, in our financial statements as incurred.

     In the prior year, we released two feature films, which comprise $2,547 of our “In release” feature film assets. These two feature films were also released under our self-distribution model.

     Feature film production assets are recorded net of the associated benefit of production incentives. During the year ended December 31, 2011 and 2010, we received $6,067 and $4,303, respectively, of production incentives from domestic and international feature film production activities.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset will be written down to fair value, which represents the excess of the carrying amount over the fair value of the film. Our estimated revenues for a specific film may vary from actual results due to various factors, including audience demand for a specific film, general economic conditions and changes in content distribution channels.

     After updating estimates of ultimate revenue, primarily to reflect lower than expected home video revenues, and higher participation costs for current and pending releases, we noted significant declines in the expected profitability of certain films. As a result, we prepared a discounted cash flow analysis to determine the fair value of the feature film production asset. This resulted in us recording impairment charges of $23,414 during the year. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value. The following is a listing of feature film impairments recorded during the year ended December 31, 2011. No impairment charges were recorded during 2010 or 2009.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

7. Feature Film Production Assets (continued)

     The following is a listing of feature film impairments recorded during the year ended December 31, 2011. There were no impairment charges recorded in 2010 and 2009.

Year Ended
December 31,
2011
Self-Distributed Films:
The Reunion	$3,480
Inside Out	2,484
That’s What I Am	3,250
The Chaperone	2,237
Knucklehead	2,512
Bending the Rules*	3,201
Barricade*	2,235
19,399
Licensed Films:
12 Rounds	2,800
See No Evil	1,215
4,015

Total	$23,414

* Completed but not yet released.

     We currently have three theatrical films designated as “Completed but not yet released”. We also have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment if, and when, a project is deemed to be abandoned. Approximately $728, $300 and $828 of previously capitalized development costs were expensed for abandoned projects in 2011, 2010 and 2009, respectively.

8. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,
	2011	2010
Accrued pay-per-view event costs	$5,600	$3,580
Accrued purchases of property and equipment	5,302	-
Accrued payroll and bonus related costs	4,752	6,635
Accrued television costs	3,370	3,500
Accrued home video expenses	2,710	2,659
Accrued other	8,652	8,104
Total	$30,386	$24,478

     Accrued other includes accruals for our publishing, legal and professional, and licensing business activities, none of which exceeds 5% of current liabilities.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

9. Debt

     On September 9, 2011, the Company entered into a senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The credit facility provides for a $200,000 line of credit that expires in September 2014, unless extended. Applicable interest rates for the borrowings under the revolving credit facility are a LIBOR-based rate plus 200 basis points or an alternate base rate plus 100 basis points. As of December 31, 2011, the LIBOR-based rate was 2.58%. In the event the utilization percentage of the facility exceeds 50%, the applicable margin for the LIBOR-based and alternate base rate borrowings will increase by 25 basis points. As of December 31, 2011, there are no amounts outstanding under the line of credit. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily-unused portion of the line of credit.

     Under the terms of the revolving credit facility, we are subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. In addition, the revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder, if our consolidated leverage ratio (as calculated under the revolving credit facility) exceeds 2.5:1.0 or if our consolidated fixed charge coverage ratio (as calculated under the revolving credit facility) exceeds 1.25:1.0. As of December 31, 2011, we are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.

     In 1997, we entered into a mortgage loan agreement under which we borrowed $12,000 at an annual interest rate of 7.6%. Principal and interest are to be paid in 180 monthly installments of approximately $112. The loan is collateralized by our executive offices and television studio in Stamford, Connecticut.

     As of December 31, 2011 the scheduled principal repayments under our mortgage obligation were as follows:

For the year ending December 31, 2012	1,262
For the year ending December 31, 2013	359
Total	$1,621

10. Income Taxes

     For 2011, 2010 and 2009, we were taxed on our income from continuing operations at an effective tax rate of 32.7%, 34.8% and 36.7%, respectively. Our income tax provision for 2011, 2010 and 2009 was $12,049, $28,488 and $29,127, respectively, and included federal, state and foreign taxes.

     The components of our tax provision (benefit):

	2011	2010	2009
Current:
Federal	$16,674	$27,276	$24,523
State and local	2,180	2,975	3,599
Foreign	(381)	647	333
Deferred:
Federal	(5,687)	(1,761)	1,337
State and local	(737)	(594)	(644)
Foreign	-	(55)	(21)
Total	$12,049	$28,488	$29,127

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

10. Income Taxes (continued)

     Components of income before income taxes are as follows:

	2011	2010	2009
U.S.	$36,764	$79,789	$78,580
International subsidiaries	117	2,151	850
Income before income taxes	$36,881	$81,940	$79,430

     The following sets forth the difference between the provision for income taxes computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	2011	2010	2009
Statutory U.S. federal tax at 35%	$12,908	$28,679	$27,800
State and local taxes, net of federal benefit	723	1,292	1,055
Foreign rate differential	562	(202)	(150)
Tax exempt interest income	(574)	(508)	(576)
Qualified production activity deduction	(1,624)	(2,135)	(809)
Valuation allowance	-	-	(1,590)
Unrecognized tax benefits	40	582	3,029
Other	14	780	368
Provision for income taxes	$12,049	$28,488	$29,127

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following.

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Accounts receivable	$793	$4,437
Inventory	4,679	4,068
Prepaid royalties	7,482	11,586
Stock options/stock compensation	1,424	2,880
Net operating loss carryforwards	1,583	1,416
Investments	146	-
Intangible assets	2,658	2,999
Accrued liabilities and reserves	1,164	597
Federal benefit related to uncertain tax positions	4,023	3,648
Deferred tax assets, gross	23,952	31,631
Valuation allowance	(1,583)	(1,413)
Deferred tax assets, net	22,369	30,218

Deferred tax liabilities:
Property and equipment depreciation	(3,118)	(3,097)
Capitalized feature film production costs	(4,934)	(19,225)
Investments	-	(3)
Deferred tax liabilities	(8,052)	(22,325)
Total deferred tax assets, net	$14,317	$7,893

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

10. Income Taxes (continued)

     The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the exercise of stock options, restricted stock units and performance stock units of $4,908, $10,007 and $6,278 in 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, $11,122 and $17,128, respectively, of the deferred tax assets, net, are categorized as current assets. As of December 31, 2011, $3,195 was included in prepaid expenses and other non-current assets and as of December 31, 2010, 9,235 was included in non-current income tax liabilities, in our consolidated balance sheets.

     As of December 31, 2011 and December 31, 2010, we had valuation allowances of $1,583 and $1,413, respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to losses incurred as a result of our Australian film entities, and are not expected to be realized.

     We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we believe the outcome of these audits will not have a material effect on our financial statements.

     U.S. income taxes have not been provided for on approximately $2,734 of unremitted earnings of our international subsidiaries. These earnings are expected to be indefinitely reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

Unrecognized Tax Benefits

     At December 31, 2011 and December 31, 2010, we had $13,595 ($9,572 net of federal benefit) and $12,484 ($8,835 net of federal benefit), respectively, of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized.

     At December 31, 2011 and 2010, $7,961 and $6,651, respectively of unrecognized tax benefits and related interest and penalties reduced refundable income taxes, which are recorded in Prepaid expenses and other current assets on the consolidated balance sheet. The remaining $5,634 and $5,833, respectively, are included in Non-current income tax liabilities, in our consolidated balance sheets.

     We file income tax returns in the U.S., various states and various foreign jurisdictions. With a few exceptions, all tax years before December 31, 2007 are no longer subject to income tax examinations by tax authorities. Based upon the expiration of statutes of limitations in several jurisdictions and potential resolution of outstanding audits, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $8,537 within 12 months after December 31, 2011.

Unrecognized Tax benefits Tabular Reconciliation

	2011	2010	2009
Beginning Balance- January 1	$10,083	$9,078	$6,083
Increase to unrecognized tax benefits recorded for positions taken
during the current year	1,226	1,800	2,932
Increase to unrecognized tax benefits recorded for
positions taken during a prior period	470	584	275
Decrease in unrecognized tax benefits relating to settlements with
taxing authorities	(242)	-	(70)
Decrease to unrecognized tax benefits resulting from a lapse of the
applicable statute of limitations	(804)	(1,379)	(142)
Ending Balance- December 31	$10,733	$10,083	$9,078

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

10. Income Taxes (continued)

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have approximately $2,654 of accrued interest and $208 of accrued penalties related to uncertain tax positions as of December 31, 2011. At December 31, 2010, we had approximately $2,154 of accrued interest and $247 of accrued penalties related to uncertain tax positions.

11. Film and Television Production Incentives

     Film and television production incentives received during 2011, 2010, and 2009 consisted of the following:

	2011	2010	2009
Feature film production incentives	$6,067	$4,303	$4,289
Television production incentives	6,565	6,124	8,330
Infrastructure improvement incentives	-	4,130	-

12. Commitments and Contingencies

     We have certain commitments, including various non-cancelable operating leases of facilities and sales offices, performance contracts with various performers and employment agreements with certain executive officers.

     Future minimum payments as of December 31, 2011 under the agreements described above were as follows:

	Operating
	Lease	Other
	Commitments	Commitments	Total
2012	$3,075	$25,959	$29,034
2013	2,873	11,332	14,205
2014	2,702	8,509	11,211
2015	1,990	2,788	4,778
2016	1,252	1,743	2,995
Thereafter	1,150	6,672	7,822
Total	$13,042	$57,003	$70,045

     Rent expense under operating lease commitments totaled $2,370, $2,263 and $2,646 for 2011, 2010 and 2009, respectively.

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

Table of Content

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

IPO Class Action

     In December 2001, a purported class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of New York alleging violations of federal securities laws relating to our initial public offering in 1999. According to the claims, the underwriters, who were also named as defendants, allegedly engaged in manipulative practices by, among other things, pre-selling allotments of shares of our stock in return for undisclosed, excessive commissions from the purchasers and/or entering into after-market tie-in arrangements to artificially inflate the Company’s stock price. The complaint further alleges that we knew or should have known of such unlawful practices. In or around March 2009, the parties agreed to a global settlement of the litigation in its entirety. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of settlement, which was granted by the court by order dated June 10, 2009. On October 6, 2009, the court granted final approval of the settlement agreement, to which the Company is a party, and various objectors filed notices to appeal this decision. These appeals were resolved in 2011 and the settlement is complete, with no liability on the part of the Company.

Other Matters

     We are not currently a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, the outcome of which is not expected to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

13. Related Party Transactions

     Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls approximately 81% of the voting power of the issued and outstanding shares of our common stock. Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.

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

     On September 16, 2009, Linda McMahon resigned as Chief Executive Officer of the Company and announced her candidacy for the United States Senate, representing the State of Connecticut. Mrs. McMahon’s election team engaged the Company to produce certain television advertisements during the initial months of the campaign. The Company performed these services and charged the campaign the fair market value for the provided television production services, which was $360 and $162 in 2010 and 2009, respectively. Mrs. McMahon’s election team did not engage Company services during 2011. In addition, Mrs. McMahon rented personal office space from the Company for a period of two and one half months for which the Company received approximately $23 in 2009, which represented the fair market value of the office space utilized.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

14. Stockholders’ Equity

     Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During 2011 and 2010, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock. In April 2011, the Board of Directors adjusted the Company’s quarterly dividend to $0.12 per share on all Class A and Class B shares.

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

     We paid one quarterly dividend of $0.36 per share and three quarterly dividends of $0.12 per share, totaling $19,957, on all Class A common shares in 2011. We paid one quarterly dividend of $0.24 per share and three quarterly dividends of $0.12 per share, totaling $27,852, on all Class B common shares in 2011. We paid four quarterly dividends of $0.36 per share, totaling $38,724, on all Class A common shares and $0.24 per share, totaling $44,919, on all Class B common shares in 2010. We paid four quarterly dividends of $0.36 per share, totaling $36,504, on all Class A common shares and $0.24 per share, totaling $45,765, on all Class B common shares in 2009.

15. Share Based Compensation

     The 2007 Omnibus Incentive Plan (2007 Plan) provides for grants of options and other forms of equity-based incentive awards as determined by the compensation committee of the Board of Directors as incentives and rewards to encourage employees, directors, consultants and performers to participate in our long-term success. Prior to the 2007 Plan, share based compensation was governed by the Company’s 1999 Long-Term Incentive Plan (LTIP). In 2004, we began issuing restricted stock units (RSUs), which generally vest ratably over three years. In July 2007, we began issuing performance stock units (PSUs) in addition to RSUs, which generally vest ratably over three and one-half years.

     As of December 31, 2011 there were approximately 2.9 million shares available for future grants under the 2007 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs and PSUs.

Stock Options

     We have not granted any stock options since June 2004 and there were no stock options exercised, cancelled or forfeited during 2011. The following tables summarizes stock options outstanding:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Options	Price	Term	Value
Outstanding at January 1, 2011	71,966	$13.44	1.5	$58
Outstanding, vested and exercisable at December 31, 2011	71,966	$13.44	0.5	$-

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

15. Share Based Compensation (continued)

     At December 31, 2011, there were no unrecognized compensation costs related to stock options, as all outstanding stock options were vested.

     The following is information relating to our stock option activity:

	2010	2009
Intrinsic value of options exercised	$290	$213
Cash received from options exercised	$1,562	$2,340
Tax benefits realized from tax deductions from exercise
of stock options	$110	$133

Restricted Stock Units

     The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of restricted stock units is recognized as expense over the service period of three years, net of estimated forfeitures, using the straight-line method. We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. For the year ended December 31, 2011, we estimate that 8% of the current year’s restricted stock units will be forfeited over the life of the grant.

     The Company granted RSUs to officers and employees under our 2007 Plan. The following tables summarize the activity of restricted stock units:

		Weighted Average Grant
Restricted Stock Units	Units	Date Fair Value
Unvested at January 1, 2011	102,501	$13.63
Granted	51,024	$12.38
Vested	(68,360)	$14.23
Forfeited	(19,980)	$13.00
Unvested at December 31, 2011	65,185	$12.42

	2011	2010	2009
Stock-based compensation expense	$370	$733	$1,609
Tax benefits realized	141	279	611
Grant-date fair value of RSUs	529	230	519

     As of December 31, 2011, there was $322 of total unrecognized compensation cost related to unvested RSUs to be recognized over a weighted-average period of approximately 0.9 years. Based on the current restricted stock units outstanding, $217 of compensation expense will be recognized in 2012 and the remaining $105 will be recognized in 2013 and 2014.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

15. Share Based Compensation (continued)

Performance Stock Units

     The estimated grant of PSUs is communicated to employees, with the amount of the grant based on achieving predetermined financial metrics. The estimated number of PSUs expected to be issued is adjusted quarterly, based on the estimated probable outcome of the Company’s performance at the end of the performance period. The ultimate number of PSUs that are issued to an employee is a result of the actual performance of the Company at the end of the performance period compared to the performance targets.

     The fair value of PSUs is initially determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of performance stock units is recognized as expense over the service period, approximately three and one-half years, net of estimated forfeitures, using the straight-line method. We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. For the year ended December 31, 2011, we estimate that 8% of the current year’s performance stock grants will be forfeited over the life of the grant.

     The Company granted PSUs to officers and employees under our 2007 Plan. The following tables summarize the activity of performance stock units:

		Weighted Average
Performance Stock Units	Units	Grant Date Fair Value
Unvested at January 1, 2011	1,025,123	$15.80
Granted	506,103	$11.58
Vested	(439,617)	$13.84
Forfeited	(277,679)	$13.39
Unvested at December 31, 2011	813,930	$13.31

	2011	2010	2009
Stock-based compensation expense	$2,378	$6,632	$5,580
Tax benefits realized	904	2,520	2,120
Grant-date fair value of PSUs	6,465	7,182	5,812

     Based on the financial results for the year ended December 31, 2011, the 523,500 PSUs granted in 2011 will not meet the performance targets in order to be issued. As such, no compensation expense was recorded related to these PSUs and no shares will ultimately be granted. As of December 31, 2011 there was $1,223 of total unrecognized compensation cost related to unvested PSUs to be recognized over a weighted-average period of approximately 0.5 years. Based on the current PSUs outstanding, $1,054 of compensation expense will be recognized in 2012 and the remaining $169 will be recognized during 2013.

Employee Stock Purchase Plan

     We provide a stock purchase plan for our employees. Under the plan, all regular full-time employees may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to selling, general and administrative expense for the difference between the fair market value and the discounted price. In 2011, two purchases occurred and resulted in a $110 charge. Approximately 165 employees were participants in the stock purchase plan and these employees purchased 67,537 shares of our common stock at an average price of $10.16 per share. In 2010, two purchases occurred and resulted in a $194 charge. Approximately 165 employees were participants in the stock purchase plan and these employees purchased 57,334 shares of our common stock at an average price of $12.42 per share. In 2009, two purchases occurred and resulted in a $200 charge. Approximately 150 employees were participants in the stock purchase plan and these employees purchased 67,476 shares of our common stock at an average price of $8.80 per share.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

16. Employee Benefit Plans

     We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50 percent of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $1,239, $1,189 and $1,171 during 2011, 2010 and 2009, respectively. The Company did not make any discretionary matching contributions during 2011, 2010 or 2009.

17. Segment Information

     As discussed in Note 1, the Company classifies its operations into four reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media and WWE Studios.

     We measure the performance of our reportable segments based upon segment operating income. We do not allocate our corporate overhead, which includes the majority of selling, general and administrative expenses, depreciation and amortization of property and equipment and stock based compensation expense. Revenues from transactions between our operating segments are not material. Unallocated assets consist primarily of cash and cash equivalents, investment securities and certain property and equipment.

     The accounting policies used to determine the performance of our operating segments are the same as those described in Note 2- “Summary of Significant Accounting Policies”.

     Operating results by segment were as follows:

	2011	2010	2009
Net revenues:
Live and Televised Entertainment	$339,979	$331,835	$334,993
Consumer Products	94,914	97,376	99,740
Digital Media	28,132	28,937	32,757
WWE Studios	20,896	19,507	7,671
Total net revenues	$483,921	$477,655	$475,161

Depreciation and amortization:
Live and Televised Entertainment	$7,491	$5,657	$7,670
Consumer Products	460	203	1,028
Digital Media	1,174	1,178	1,263
WWE Studios	9	4	-
Corporate	5,846	4,665	4,463
Total depreciation and amortization	$14,980	$11,707	$14,424

Operating income (loss):
Live and Televised Entertainment	$116,768	$119,166	$124,682
Consumer Products	50,574	49,992	52,677
Digital Media	6,008	4,951	5,795
WWE Studios	(29,388)	(1,762)	2,173
Corporate	(106,943)	(90,089)	(108,194)
Total operating income	$37,019	$82,258	$77,133

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

17. Segment Information (continued)

     The following is a schedule of assets by segment:

	As of:
	December 31, 2011	December 31, 2010
Assets:
Live and Televised Entertainment	$143,592	$129,970
Consumer Products	12,555	17,095
Digital Media	6,063	5,849
WWE Studios	54,308	77,977
Unallocated	162,106	184,838
Total assets	$378,624	$415,729

     During the fourth quarter of 2011, the Company increased its focus on capital spending as it relates to its efforts to produce additional content for distribution through various media platforms, spending approximately $15,000. Capital spending related to these initiatives, including all other capital spending by segment, was as follows:

	Year ended December 31,
	2011	2010	2009
Live and Televised Entertainment	$5,210	$7,191	$2,457
Consumer Products	1,793	60	120
Digital Media	1,686	552	327
Corporate and other	19,267	4,511	2,621
Total purchases of property and equipment	$27,956	$12,314	$5,525

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

17. Segment Information (continued)

Geographic Information

     Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year ended December 31,
	2011	2010	2009
North America	$350,523	$342,312	$348,064
Europe/Middle East/Africa	76,165	80,263	82,508
Asia Pacific	38,662	35,647	32,118
Latin America	18,571	19,433	12,471
Total net revenues	$483,921	$477,655	$475,161

     Revenues generated from the United Kingdom, our largest international market, were $33,178, $33,932 and $36,516 for 2011, 2010 and 2009, respectively. Approximately $200 of property and equipment was located outside of the United States at December 31, 2011.

18. Concentration of Credit Risk

     We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including our television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At December 31, 2011, we had one customer balance representing approximately 11% of our gross accounts receivable balance.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

19. Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011	(1)(2)	(1)(2)	(2)(3)(4)	(2)(5)(6)
Net revenues	$119,907	$142,554	$108,518	$112,942
Cost of revenues	$73,247	$88,829	$64,455	$88,652
Net income (loss)	$8,603	$14,267	$10,591	$(8,629)
Net income (loss) per common share: basic	$0.11	$0.19	$0.14	$(0.12)
Net income (loss) per common share: diluted	$0.11	$0.19	$0.14	$(0.12)

2010
Net revenues	$138,725	$106,842	$109,564	$122,524
Cost of revenues	$73,685	$63,094	$61,763	$75,756
Net income	$24,737	$6,251	$14,337	$8,127
Net income per common share: basic	$0.33	$0.08	$0.19	$0.11
Net income per common share: diluted	$0.33	$0.08	$0.19	$0.11

(1)	Our annual WrestleMania event occurred on April 3, 2011 and March 28, 2010. As such, the results are recorded in our second quarter in 2011 and our first quarter in 2010. WrestleMania contributed $35,908 in net revenues, $19,231 in cost of revenues and $11,340 of net income in second quarter of 2011 and $28,806 in net revenues, $15,733 in cost of revenues and $8,785 in net income in the first quarter of 2010.

(2)	Cost of revenues for the first, second, third and fourth quarters of 2011 includes impairment charges of $2,800, $3,250, $5,123 and $12,241, respectively, related to certain of our feature films. See Note 7- Feature Film Production Assets.

(3)	Cost of revenues and net income for the third quarter of 2011 includes the benefit of $4,146 and $4,399, respectively, relating to incentives received relating to television and other productions.

(4)	Cost of revenues and net income for the third quarter of 2010 includes the benefit of $3,997 and $3,981, respectively, relating to incentives received relating to television and other productions.

(5)	Included in the results for the fourth quarter of 2011 were operating expenses of approximately $4,000 ($2,600 after-tax) relating to expenses associated with our emerging content and distributions efforts.

(6)	Included in the results for the fourth quarter of 2010 was the recording of an adjustment attributable to prior periods which reduced cost of revenues and selling, general and administrative expenses by $863 and $497, respectively, and as a result increased net income by $884. The Company evaluated the effects of this adjustment on quarterly and annual consolidated financial statements and determined the adjustment to be immaterial in all periods.

Table of Content

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charges to
	Balance at	Expense/		Balance at
	Beginning	Against		End of
Description	of Year	Revenues	Deductions (1)	Year
For the Year Ended December 31, 2011
Allowance for doubtful accounts	$12,316	$(692)	$(9,445)	$2,179
Magazine publishing allowance for newsstand returns	4,277	23,626	(24,617)	3,286
Home video allowance for returns	5,637	18,778	(17,319)	7,096

For the Year Ended December 31, 2010
Allowance for doubtful accounts	$11,926	$774	$(384)	$12,316
Magazine publishing allowance for newsstand returns	4,823	28,938	(29,484)	4,277
Home video allowance for returns	5,535	23,954	(23,852)	5,637

For the Year Ended December 31, 2009
Allowance for doubtful accounts	$4,718	$8,558	$(1,350)	$11,926
Magazine publishing allowance for newsstand returns	6,266	28,351	(29,794)	4,823
Home video allowance for returns	6,265	19,093	(19,823)	5,535

(1)	Deductions are comprised primarily of write-offs of specific bad debts and returns of magazines and home videos from retailers.