Form 10-Q
period 2012-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2012-05-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2012

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______ to ______

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

At May 4, 2012 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 28,633,424 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 45,850,830.

World Wrestling Entertainment, Inc.

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Net revenues	$123,068	$119,907

Cost of revenues (including amortization and impairments of feature film
production assets of $4,559 and $9,212, respectively)	68,397	73,247
Selling, general and administrative expenses	34,712	29,859
Depreciation and amortization	3,918	3,635

Operating income	16,041	13,166

Investment income, net	499	457
Interest expense	(502)	(50)
Other income, net	506	60

Income before income taxes	16,544	13,633

Provision for income taxes	1,213	5,030

Net income	$15,331	$8,603

Earnings per share:
Basic	$0.21	$0.11
Diluted	$0.20	$0.11

Weighted average common shares outstanding:
Basic	74,461	75,043
Diluted	74,815	75,727

See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Net income	$15,331	$8,603

Other comprehensive income:
Foreign currency translation adjustment	109	151
Unrealized holding gain (net of tax of $98 and $24, respectively)	160	38

Total other comprehensive income	269	189

Comprehensive income	$15,600	$8,792

See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	March 31,	December, 31
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,469	$52,491
Short-term investments, net	105,450	103,270
Accounts receivable (net of allowance for doubtful accounts and returns
of $11,975 and $12,561, respectively)	50,123	56,741
Inventory	1,567	1,658
Deferred income tax assets	12,547	11,122
Prepaid expenses and other current assets	15,095	14,461
Total current assets	245,251	239,743
PROPERTY AND EQUIPMENT, NET	102,004	96,562
FEATURE FILM PRODUCTION ASSETS, NET	19,840	23,591
TELEVISION PRODUCTION ASSETS	3,310	251
INVESTMENT SECURITIES	9,983	10,156
OTHER ASSETS	8,340	8,321
TOTAL ASSETS	$388,728	$378,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,314	$1,262
Accounts payable and accrued expenses	46,338	46,283
Deferred income	26,709	21,709
Total current liabilities	74,361	69,254
LONG-TERM DEBT	-	359
NON-CURRENT INCOME TAX LIABILITIES	3,677	5,634
NON-CURRENT DEFERRED INCOME	7,823	8,234

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
28,626,143 and 28,254,874 shares issued and outstanding as of March 31, 2012
and December 31, 2011, respectively)	286	283
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
45,850,830 and 46,163,899 shares issued and outstanding as of March 31, 2012
and December 31, 2011, respectively)	459	462
Additional paid-in capital	339,537	338,414
Accumulated other comprehensive income	3,531	3,262
Accumulated deficit	(40,946)	(47,278)
Total stockholders’ equity	302,867	295,143
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$388,728	$378,624

See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$15,331	$8,603
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization and impairments of feature film production assets	4,559	9,212
Depreciation and amortization	3,918	3,635
Amortization of bond premium	571	625
Amortization of debt issuance costs	154	-
Stock compensation costs	740	1,054
Provision (recovery) of accounts receivable write-offs	835	(577)
Loss on disposal of property and equipment	110	-
Benefit from deferred income taxes	(2,477)	(1,653)
Excess tax benefits from stock-based payment arrangements	(6)	(32)
Changes in assets and liabilities:
Accounts receivable	6,424	3,750
Inventory	91	84
Prepaid expenses and other assets	(3,401)	(571)
Feature film production assets	(600)	(3,118)
Television production assets	(3,059)	-
Accounts payable and accrued expenses	(620)	12,372
Deferred income	4,588	(4,517)
Net cash provided by operating activities	27,158	28,867
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(8,014)	(4,116)
Purchases of short-term investments	(7,821)	(20,893)
Proceeds from maturities of investments	5,500	15,177
Net cash used in investing activities	(10,335)	(9,832)
FINANCING ACTIVITIES:
Repayments of long-term debt	(306)	(284)
Dividends paid	(8,937)	(21,062)
Issuance of stock, net	392	459
Excess tax benefits from stock-based payment arrangements	6	32
Net cash used in financing activities	(8,845)	(20,855)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,978	(1,820)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,491	69,823
CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,469	$68,003
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment	$1,420	$-

See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2011	28,255	$283	46,164	$462	$338,414	$3,262	$(47,278)	$295,143

Net income	—	—	—	—	—	—	15,331	15,331
Other comprehensive income	—	—	—	—	—	269	—	269
Stock issuances, net	58	—	—	—	327	—	—	327
Sale of Class B common stock
by shareholder	313	3	(313)	(3)	—	—	—	—
Tax effect from stock-based payment
arrangements	—	—	—	—	(6)	—	—	(6)
Dividends paid	—	—	—	—	62	—	(8,999)	(8,937)
Stock compensation costs	—	—	—	—	740	—	—	740

Balance, March 31, 2012	28,626	$286	45,851	$459	$339,537	$3,531	$(40,946)	$302,867

See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Business Description

     The accompanying consolidated financial statements include the accounts of WWE. “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television, pay-per-view event programming, live events and the licensing and sale of consumer products featuring our brands. Our operations are organized around four principal activities:

Live and Televised Entertainment

  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sponsorships, and fees for viewing our pay-per-view and video on demand programming.

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

     Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

     In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update to amend fair value measurements and related disclosures. This update relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (IFRS) and U.S. GAAP. This update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The update also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. On January 1, 2012 we adopted this standard update which did not have a material effect on our consolidated financial statements.

     In June 2011, the FASB issued an accounting standard update to amend the presentation of comprehensive income in financial statements. The FASB also issued an accounting standards update in December 2011 that indefinitely deferred certain financial statement presentation provisions contained in its original June 2011 guidance. The guidance, which became effective January 1, 2012, gives companies the option to present comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies are required to annually present each component of comprehensive income. On January 1, 2012, we adopted the effective portions of this accounting standards update by presenting comprehensive income in two separate but consecutive statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

     In December 2011, the FASB issued an accounting standards update that expands the disclosure requirements for the offsetting of assets and liabilities related to certain financial instruments and derivative instruments. The update requires disclosures to present both gross information and net information for financial instruments and derivative instruments that are eligible for net presentation due to a right of offset, an enforceable master netting arrangement or similar agreement. This standard update is effective January 1, 2013. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.

2. Stock Based Compensation

     Stock compensation costs associated with our restricted stock units (RSUs) is determined using the fair market value of the Company’s common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs typically have a three year service requirement and vest in equal annual installments.

     During the three months ended March 31, 2012, we granted 102,500 RSUs under our 2007 Omnibus Incentive Plan (Plan) at a weighted average grant date fair value of $9.69 per share. The Company will recognize $914 in compensation cost, net of estimated forfeitures over the requisite service period. During the three months ended March 31, 2011, we granted 27,500 RSUs under the Plan at a weighted average grant date fair value of $13.91 per share. The Company will recognize $352 in compensation cost, net of estimated forfeitures over the requisite service period. At March 31, 2012, 149,789 RSU’s were unvested with a weighted average grant date fair of $10.57 per share. At March 31, 2011, 105,981 RSUs were unvested with a weighted average grant date fair value of $14.33 per share.

     Stock compensation costs associated with our performance stock units (PSUs) is initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs is subject to a service requirement of three years and certain performance conditions. Due to the subjectivity of the performance conditions, the stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company’s common stock and the probability of attainment on the reporting date. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.

     During the three months ended March 31, 2012, we awarded 622,700 PSUs under the Plan at a weighted average service inception date fair value of $9.14 per share. During the three months ended March 31, 2011, we awarded 523,500 PSUs under the plan at a weighted average service inception date fair value of $12.35 per share. At March 31, 2012, 993,968 PSUs were unvested with a weighted average fair value of $11.12. At March 31, 2011, 1,383,440 PSUs were unvested with a weighted average fair value of $13.43 per share.

     Stock compensation costs totaled $679 and $1,015 for the three months ended March 31, 2012 and 2011, respectively.

3. Stockholders’ Equity

Dividends

     In April 2011, the Board of Directors adjusted the Company's quarterly dividend to $0.12 per share on all Class A and Class B shares.

     From February 2008 through the first quarter of 2011, the Board of Directors authorized quarterly cash dividends of $0.36 per share on Class A common shares. The quarterly dividend on all Class A and Class B shares held by members of the McMahon family and their respective trusts remained at $0.24 per share for a period of three years due to a waiver received from the McMahon family. This waiver expired after the declaration of the March 2011 dividend.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

     We paid cash dividends of $8,937 and $21,062 for the three months ended March 31, 2012 and March 31, 2011, respectively.

4. Earnings Per Share

     For purposes of calculating basic and diluted earnings per share, we used the following net income and weighted average common shares outstanding:

	Three Months Ended
	March 31,	March 31,
	2012	2011
Numerator:
Net Income	$15,331	$8,603

Denominator:
Weighted average common shares outstanding
Basic	74,461	75,043
Diluted	74,815	75,727

Earnings Per Share:
Basic	$0.21	$0.11
Diluted	$0.20	$0.11

     Net income per share of Class A and Class B common stock is computed in accordance with the two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive.

     The Company did not compute earnings per share using the two-class method for the three months ended March 31, 2012, as both classes of common stock received dividends at the same rate. The Company did not compute earnings per share using the two-class method for the three months ended March 31, 2011, as there were no undistributed earnings for that quarter.

5. Segment Information

     As discussed in Note 1, the Company classifies its operations into four reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media and WWE Studios.

     We measure the performance of our reportable segments based upon segment operating income. We do not allocate our corporate overhead to our reportable segments, which includes the majority of selling, general and administrative expenses, depreciation and amortization of property and equipment. We classify certain staff related expenses as corporate overhead, including stock based compensation and our annual incentive bonus, and as such, do not allocate these costs to our reportable segments. Revenues from transactions between our operating segments are not material.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

     Operating results by segment were as follows:

	Three Months Ended
	March 31,	March 31,
	2012	2011
Net revenues:
Live and Televised Entertainment	$75,715	$70,335
Consumer Products	35,459	34,837
Digital Media	7,141	6,129
WWE Studios	4,753	8,606
Total net revenues	$123,068	$119,907

Operating income:
Live and Televised Entertainment	$24,472	$22,922
Consumer Products	23,280	20,388
Digital Media	1,521	722
WWE Studios	(1,309)	(4,111)
Corporate	(31,923)	(26,755)
Total operating income	$16,041	$13,166

Geographic Information

     Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended
	March 31,	March 31,
	2012	2011
North America	$93,044	$89,762
Europe/Middle East/Africa	17,956	16,899
Asia Pacific	8,506	8,377
Latin America	3,562	4,869
Total net revenues	$123,068	$119,907

     Revenues generated from the United Kingdom, our largest international market, totaled $8,151 and $6,680 for the three months ended March 31, 2012 and March 31, 2011, respectively. The Company’s property and equipment was almost entirely located in the United States at March 31, 2012 and 2011.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

6. Property and Equipment

     Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2012	2011
Land, buildings and improvements	$86,490	$83,284
Equipment	88,235	84,335
Corporate aircraft	20,858	20,858
Vehicles	1,474	1,474
	197,057	189,951
Less accumulated depreciation	(95,053)	(93,389)
Total	$102,004	$96,562

     Depreciation expense for property and equipment totaled $3,805 and $3,514 for the three months ended March 31, 2012 and 2011, respectively.

7. Feature Film Production Assets

     Feature film production assets consisted of the following:

	As of
	March 31,	December 31,
	2012	2011
Feature film productions:
In release	$14,555	$16,686
Completed but not released	3,931	5,984
In development	1,354	921
Total	$19,840	$23,591

     Approximately 72% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 97% of “In release” film production assets are estimated to be amortized over the next three years.

     During the three months ended March 31, 2012, we released one feature film, Bending the Rules, which comprises $1,000 of our “In release” feature film assets as of March 31, 2012. This film was released under our self-distribution model in which we control the distribution and marketing of our productions. Under this distribution model, we record revenues and expenses on a gross basis in our financial statements. Additionally, we record distribution expenses, including advertising and other exploitation costs, in our financial statements as incurred.

     During the three months ended March 31, 2011, we released one feature film, The Chaperone, which comprises $746 of our “In release” feature film assets as of March 31, 2012. This film was also released under our self-distribution model.

     Unamortized feature film production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value, which represents the excess of the carrying amount over the fair value of the film. Our estimated revenues for a specific film may vary from actual results due to various factors, including audience demand for a specific film, general economic conditions and changes in content distribution channels.

     We updated ultimate revenue projections for the three months ended March 31, 2012, noting lower than expected home video revenue for our latest feature film Bending the Rules. As a result of the decline in expected profitability of Bending the Rules, we prepared a discounted cash flow analysis to determine the fair value of the feature film production asset. This resulted in us recording an impairment charge of $754 for the three months ended March 31, 2012. For the three months ended March 31, 2011, we recorded an impairment charge of $2,800 for our licensed feature film 12 Rounds. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

     We currently have two theatrical films designated as “Completed but not released”. We also have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment if, and when, a project is deemed to be abandoned. During the three months ended March 31, 2012 and 2011, we expensed $15 and $34, respectively, of previously capitalized development costs related to abandoned projects.

8. Television Production Assets

     Television production assets consist primarily of episodic series we have produced for distribution, either on a potential network or through other distribution deals. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. We currently have $3,310 capitalized as of March 31, 2012 related to this type of programming. Costs to produce live event programming are expensed when the event is first broadcasted. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we expense the remaining unamortized asset. During the three months ended March 31, 2012 and 2011 we did not expense any television production assets.

9. Investment Securities and Short-Term Investments

     Investment securities and short-term investments consisted of the following:

	March 31, 2012				December 31, 2011
		Unrealized				Unrealized
		Holding				Holding
	Amortized	Gain	Fair		Amortized	Gain	Fair
	Cost	(Loss)	Value		Cost	(Loss)	Value
Auction rate securities	$11,000	$(1,017)	$9,983	Auction rate securities	$11,000	$(844)	$10,156
Municipal bonds	76,451	788	77,239	Municipal bonds	82,456	732	83,188
Corporate bonds	28,085	126	28,211	Corporate bonds	20,331	(249)	20,082
Total	$115,536	$(103)	$115,433	Total	$113,787	$(361)	$113,426

     We classify all of our investments as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and auction rate securities (ARS). All of these investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income in the Consolidated Statements of Comprehensive Income. Our municipal and corporate bonds are included in Short-term investments, net and our ARS are included in Investment securities, net on our consolidated balance sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of March 31, 2012 contractual maturities of these investments are as follows:

Maturities
Auction rate securities	26-28 years
Municipal bonds	3 months-11 years
Corporate bonds	1-4 years

     There were no sales of our available-for-sale securities during the three months ended March 31, 2012 and March 31, 2011. During the three months ended March 31, 2012 and March 31, 2011, we had maturities of available for sale securities of $5,500 and $13,355 respectively. As of March 31, 2012, we had net unrealized holding losses on available-for-sale securities of $103 which are included in other comprehensive income. Of this amount, we had gross unrealized holding losses of $1,119 and gross unrealized holding gains of $1,016. As of December 31, 2011, we had net unrealized holding losses on available-for-sale securities of $361 which are included in other comprehensive income. Of this amount, we had gross unrealized holding losses of $1,158 and gross unrealized holding gains of $797.

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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

     In February 2008, we started to experience difficulty selling our investment in ARS due to multiple failures of the auction mechanism that would otherwise provide liquidity to these investments. The securities for which auctions have failed will continue to accrue interest and be auctioned every 35 days until the auction succeeds, the issuer calls the securities, or they mature. Accordingly, there may be no effective mechanism for selling these securities and we may own long-term securities; as such, we have classified our investment in ARS as non-current investments. As of March 31, 2012, the Company had $9,983 of auction rate securities, which have been recorded at their estimated fair value. Because of the inherent subjectivity in valuing these securities, we obtained independent valuations for each of our ARS as of March 31, 2012 in estimating their fair values. The estimated fair value was based on a discounted cash flow analysis which considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value and expected interest income to be received over this period.

     As of March 31, 2012 we do not believe the net unrealized loss position in these securities of $1,017 is other than-temporary, and as such, the unrealized loss has been recorded as part of accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Comprehensive Income. We do not feel that the fair value adjustment is other-than-temporary at this time due to the high underlying creditworthiness of the issuer (including the backing of the loans comprising the collateral package by the United States Government), and based on our intent not to sell the securities and our belief that it is not more likely than not that we will be required to sell the securities before recovery of their anticipated amortized cost basis.

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

     The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at March 31, 2012					Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Municipal bonds	$77,239	$-	$77,239	$-	Municipal bonds	$83,188	$-	$83,188	$-
Auction rate securities	9,983	-	-	9,983	Auction rate securities	10,156	-	-	10,156
Corporate bonds	28,211	-	28,211	-	Corporate bonds	20,082	-	20,082	-
Total	$115,433	$-	$105,450	$9,983	Total	$113,426	$-	$103,270	$10,156

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

     We have classified our investment in ARS within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. We obtained independent valuations for each of our ARS as of March 31, 2012 in estimating fair values. The fair value of the ARS was estimated through discounted cash flow models, which consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the risk of default by the issuer. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

For level 3 assets that were measured at fair value during the three months ended March 31, 2012, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets:

Fair
Asset	Value	Valuation Technique	Unobservable Input	Range
Auction Rate
Securities	$ 9,983	Discounted cash flow	Cumulative probability of default	4.12% - 4.30%
			Cumulative probability of principal returned prior to maturity	95.68% - 95.87%
			Cumulative probability of earning maximum rate until maturity	0.1% - 0.02%
			Liquid risk premium	3.50% - 4.50%
			Recovery rate in default	40% - 60%

     The table below includes a roll forward of our investment securities classified as level 3 (significant unobservable inputs):

	2012	2011
Fair value, January 1	$10,156	$15,037
Unrealized (loss) gain	(173)	55
Fair value, March 31	$9,983	$15,092

     The Company also has assets that are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when impairment is recognized. During the three months ended March 31, 2012, the Company recorded impairment charges of $754 on a feature film production asset based on fair value measurement of $1,000. See Note 7, Feature Film Production Assets, for further discussion. During the three months ended March 31, 2011, the Company recorded impairment charges of $2,800 on a feature film production asset based on fair value measurement of $10,699. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The inputs to this model are the Company’s expected results for the film and a discount rate that market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party specialist who assists us in gathering the necessary inputs used in our model.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

11. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2012	2011
Trade related	$5,401	$7,858
Accrued income taxes*	9,080	-
Payroll and related benefits	8,815	6,699
Talent related	7,277	11,872
Accrued event and television production	3,162	4,318
Accrued home video liability	2,770	2,710
Accrued legal and professional	2,287	1,937
Accrued purchases of property and equipment	1,420	5,302
Accrued film liability	1,015	1,047
Accrued other	5,111	4,540
Total	$46,338	$46,283

*	At December 31, 2011, income taxes had a refundable balance of $2,785 and was included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.

     Accrued other includes accruals for our publishing and licensing business activities and other miscellaneous accruals, none of which exceeds 5% of current liabilities.

12. Senior Unsecured Revolving Credit Facility

     In 2011, the Company entered into a senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The credit facility provides for a $200,000 line of credit that expires in September 2014, unless extended. Applicable interest rates for the borrowings under the revolving credit facility are a LIBOR-based rate plus 200 basis points or an alternate base rate plus 100 basis points. As of March 31, 2012, the LIBOR-based rate plus margin was 2.47%. In the event the utilization percentage of the facility exceeds 50%, the applicable margin for the LIBOR-based and alternate base rate borrowings will increase by 25 basis points. As of March 31, 2012, there are no amounts outstanding on the line of credit. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the line of credit. Borrowings under the line of credit are subject to certain financial covenants and certain restrictions. As of March 31, 2012, the Company is in compliance with the provisions of this credit facility.

13. Concentration of Credit Risk

     We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including our television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At March 31, 2012, we had one customer balance representing approximately 10% of our gross accounts receivable balance.

14. Income Taxes

     During the three months ended March 31, 2012 we recognized $4,057 of previously unrecognized tax benefits. Included in the amount recognized was $1,396 of potential interest and penalties related to the uncertain tax positions. The recognition of these amounts during the three months ended March 31, 2012 resulted in an effective tax rate of 7% for the three months ended March 31, 2012 as compared to 37% for the three months March 31, 2011.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

     At March 31, 2012, we have $7,699 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. Of this amount, $4,833 is classified in Accounts payable and accrued expenses and the remaining $2,866 is classified in Non-current income tax liabilities. At December 31, 2011, we had $10,733 of unrecognized tax benefits. Of this amount, $6,148 was classified in Accounts payable and accrued expenses and the remaining $4,585 was classified in Non-current income tax liabilities.

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $877 of accrued interest and penalties related to uncertain tax positions as of March 31, 2012. Of this amount, $66 is classified in Accounts payable and accrued expenses and the remaining $811 is classified in Non-current income tax liabilities. At December 31, 2011, we had $2,861 of accrued interest and penalties related to uncertain tax positions. Of this amount, $1,812 was classified in Accounts payable and accrued expenses and the remaining $1,049 was classified in Non-current income tax liabilities.

     We file income tax returns in the United States and various state, local and foreign jurisdictions. During 2012 the IRS completed an examination for tax year 2009. We are still subject to examination by the IRS for tax year 2008 and tax years after 2009. In addition, subsequent to the three months ended March 31, 2012, the Company settled an outstanding examination with the State of Connecticut. This examination included tax years through 2010. In other jurisdictions, with few exceptions, we are subject to income tax examinations by tax authorities for years ending on or after December 31, 2007.

     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $5,069 within 12 months of March 31, 2012. The potential decrease includes a payment associated with the settlement of the examination by the State of Connecticut.

15. Film and Television Production Incentives

     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the three months ended March 31, 2012 and 2011, we received $0 and $3,127, respectively, of incentives relating to feature film productions which reduced the related assets.

16. Commitments and Contingencies

Legal Proceedings

World Wide Fund for Nature

     There were no material developments relating to this legal proceeding during the three months ended March 31, 2012 that would require any changes to the disclosure in Note 12 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

     The following analysis outlines all material activities contained within each of our reportable segments.

Live and Televised Entertainment

  Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sponsorships, and fees for viewing our pay-per-view and video on demand programming.

Consumer Products

  Revenues consist principally of the direct sales of WWE produced home videos, magazine and royalties or license fees related to various WWE themed products such as video games, toys and books.

Digital Media

  Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

WWE Studios

  Revenues consist of receipts from the distribution of filmed entertainment.

Results of Operations

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011
(Dollars in millions, except as noted)

Summary

	Three Months Ended
	March 31,	March 31,	better
Net Revenues:	2012	2011	(worse)
Live and Televised Entertainment	$75.7	$70.4	8%
Consumer Products	35.5	34.8	2%
Digital Media	7.1	6.1	16%
WWE Studios	4.8	8.6	(44%)
Total	123.1	119.9	3%

Profit Contribution:
Live and Televised Entertainment	28.5	27.2	5%
Consumer Products	24.5	21.6	13%
Digital Media	2.7	1.5	80%
WWE Studios	(1.0)	(3.6)	72%
Total	54.7	46.7	17%
Profit contribution margin	44%	39%

Selling, general and administrative expenses	34.7	29.9	(16%)
Depreciation and amortization expense	4.0	3.6	(11%)
Operating income	16.0	13.2	21%
Investment income, net	0.5	0.4	25%
Interest expense	0.5	0.1	(400%)
Other income, net	0.5	0.1	400%
Income before income taxes	16.5	13.6	21%
Provision for income taxes	1.2	5.0	76%
Net income	$15.3	$8.6	78%

     The comparability of our results was impacted by a $4.1 million tax benefit relating to previously unrecognized tax benefits and a $0.8 million impairment charge relating to our feature film Bending the Rules in the current quarter. The prior year quarter included a $2.8 million impairment charge for our feature film 12 Rounds. In addition, we incurred $2.1 million during the current quarter in operating expenses associated with our emerging content and distribution efforts.

     Our Live and Televised Entertainment segment revenues increased primarily due to the increased revenues in our live events and television rights business of 13% and 3%, respectively. Our Consumer Products segment experienced a 14% increase in home video revenue, reflecting increased sell-through rates as compared to the prior year quarter. This was offset by declines in our magazine publishing business. Our Digital Media segment experienced a 16% increase in revenues, driven by increases in online rights fees and online advertising revenue. Our WWE Studios segment reflected a $3.8 million decrease in revenue primarily due to the performance of our self-distributed film released in the current quarter as compared to the performance of our film released in the prior year quarter.

     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

	March 31,	March 31,	better
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	2012	2011	(worse)
Live events	$22.2	$19.6	13%
North America	$18.9	$17.4	9%
International	$3.3	$2.2	50%
Total live event attendance	451,300	499,100	(10%)
Number of North American events	69	73	(5%)
Average North American attendance	6,200	6,400	(3%)
Average North American ticket price (dollars)	$38.50	$36.40	6%
Number of international events	6	4	50%
Average international attendance	3,400	8,400	(60%)
Average international ticket price (dollars)	$125.60	$48.88	157%

Venue merchandise	$5.1	$4.5	13%
Domestic per capita spending (dollars)	$9.75	$9.64	1%

Pay-per-view	$13.5	$13.5	-
Number of pay-per-view events	2	2	-
Number of buys from pay-per-view events	684,700	689,900	(1%)
Average revenue per buy (dollars)	$18.78	$18.18	3%
Domestic retail price (dollars)	$44.95	$44.95	-

Television rights fees	$32.5	$31.6	3%
Domestic	$20.1	$19.6	3%
International	$12.4	$12.0	3%

Other	$2.4	$1.2	100%
Total live and televised entertainment	$75.7	$70.4	8%

Ratings
Average weekly household ratings for RAW	3.5	3.7	(5%)
Average weekly household ratings for Friday Night SmackDown	2.2	2.2	-
Average weekly household ratings for WWE Superstars	-	0.8	N/A

	March 31,	March 31,	better
Profit Contribution-Live and Televised Entertainment (dollars in millions)	2012	2011	(worse)
Live events	$5.3	$4.7	13%
Venue merchandise	2.1	1.9	11%
Pay-per-view	8.1	7.8	4%
Television rights	13.8	13.1	5%
Other	(0.8)	(0.3)	(167%)
Total	$28.5	$27.2	5%
Profit contribution margin	38%	39%

     Live events revenues increased by $2.6 million in the current quarter as compared to the prior year quarter. Our North American live events business increased by $1.5 million, primarily due to the timing of our Fan Axxess events held in conjunction with WrestleMania XXVIII but which occurred during the current quarter. Our Fan Axxess events held during the current quarter contributed $1.4 million of incremental ticket sales revenues as compared to the prior year quarter. Excluding the impact of our Fan Axxess events, North American revenues were essentially flat in the current quarter as compared to the prior year quarter. We also experienced an increase in sponsorship revenues of $0.5 million, which was partially offset by a $0.3 million decrease in revenues due to four fewer North American events. Our international live events business increased by $1.1 million, primarily driven by the successful performance of our inaugural tour in Abu Dhabi, which contributed to a 157% increase in average ticket prices in the current quarter as compared to the prior year quarter. Average attendance at our international events declined 60% to 3,400 attendees due to the performance of our tour in Central America, which was staged in more economically challenged areas of that region than in the prior year quarter. Cost of revenue for live events increased by $2.0 million, primarily reflecting $1.0 million of additional production costs for our Fan Axxess events and $0.4 million of additional sponsorship expenses. The live events profit contribution margin was 24% in both the current and prior year quarters.

     Venue merchandise revenues increased by $0.6 million in the current quarter as compared to the prior year quarter. This increase is primarily due to the timing of our Fan Axxess events held in conjunction with WrestleMania XXVIII but which occurred during the current quarter. Our Fan Axxess events contributed $0.7 million of incremental venue merchandise revenues in the current quarter as compared to the prior year quarter. This increase was partially offset by a 13% decline in domestic attendance in the current quarter. Cost of revenue for venue merchandise increased by $0.4 million from the prior year quarter, driven by increased material costs as a result of increased sales. The venue merchandise profit contribution margin decreased to 41% from 42% in the prior year quarter.

     Pay-per-view revenues were unchanged from the prior year quarter, as a 3% increase in average revenues per buy was offset by a 1% decrease in total buys. The increase in the average revenue per buy is attributable, in part, to incremental fees charged for viewing our events in high definition. The decline in buys for the two events in the current year quarter was driven by an 8% decline in international buys. Cost of revenues for pay-per-view decreased by $0.3 million from the prior year quarter, driven by lower talent-related expenses. The pay-per-view profit contribution margin increased to 60% from 58% in the prior year quarter.

     Television rights fees increased by $0.9 million in the current quarter as compared to the prior year quarter. Domestically, television rights fees increased by $0.5 million, primarily due to an increase in retransmission royalties and contractual rights fee increases for our RAW and Friday Night SmackDown programs. This was partially offset by the absence of rights fees from our WWE Superstars program, which moved to WWE.com in April 2011. We made a decision to withhold several hours of programming as we formulated a strategic approach to content distribution and monetization on existing and future platforms. Internationally, our television rights fees increased by $0.4 million, primarily due to renewals and contractual increases with our international television distributors. Television rights cost of revenues were essentially unchanged as compared to the prior year quarter. The television rights fee profit contribution margin increased to 42% from 41% in the prior year quarter.

     The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

	March 31,	March 31,	better
Revenues-Consumer Products	2012	2011	(worse)
Licensing	$24.2	$23.9	1%
Magazine publishing	$1.4	$2.2	(36%)
Net units sold	489,700	613,100	(20%)
Home video	$9.2	$8.1	14%
Gross units shipped	830,000	872,500	(5%)
Other	$0.7	$0.6	17%
Total	$35.5	$34.8	2%

	March 31,	March 31,	better
Profit Contribution-Consumer Products	2012	2011	(worse)
Licensing	$18.6	$17.6	6%
Magazine publishing	-	-	-
Home video	5.8	3.9	49%
Other	0.1	0.1	-
Total	$24.5	$21.6	13%
Profit contribution margin	69%	62%

     Licensing revenues increased by $0.3 million in the current quarter as compared to the prior year quarter, as stronger performance in our novelty and collectible categories was offset by weaker performance in our video game category. Our novelty and collectibles licensing revenues increased by $1.7 million primarily driven by timing of the recognition of a minimum guarantee. Our video game licensing revenues decreased by $1.5 million, primarily due to a 25% decline in unit shipments of our WWE ’12 release in the current quarter compared to unit shipments of our comparable video game release in the prior year quarter. This decline was due to difficult trends in our international markets, broader industry challenges and a reduction in the number of platforms supported by the current release. Licensing cost of revenues decreased by $0.7 million from the prior year quarter, primarily due to lower talent royalties driven by the mix of products sold. The licensing profit contribution margin increased to 77% from 74% in the prior year quarter.

     Magazine publishing revenues decreased by $0.8 million in the current quarter as compared to the prior year quarter, driven by weaker newsstand demand as a result of the continued overall decline in the magazine publishing industry. Net units sold decreased by 20%, while sell-through rates improved slightly. We published three issues of WWE Magazine, three issues of WWE Kids magazine and one special issue in both the current and prior year quarters. Magazine publishing cost of revenues decreased by $0.8 million, primarily as a result of the 25% decrease in production. Publishing profit contribution margin was 0% in both the current and prior year quarters.

     Home video revenues increased by $1.1 million in the current quarter as compared to the prior year quarter, driven by higher than expected sell-through rates for prior period releases. This increase was partially offset by a 5% decline in units shipped, and a 27% decline in average sales price per unit. We released five titles in the current quarter as compared to six titles in the prior year quarter. Home video cost of revenues decreased by $0.7 million from the prior year quarter due to decreased production costs. Home video profit contribution margin increased to 63% from 48% in the prior year quarter, primarily due to improved sell-through.

     The following chart provides performance results for our Digital Media segment (dollars in millions except where noted):

	March 31,	March 31,	better
Revenues-Digital Media	2012	2011	(worse)
WWE.com	$3.9	$2.7	44%
WWEShop	3.2	3.4	(6%)
Total	$7.1	$6.1	16%
Average WWEShop revenues per order (dollars)	$48.04	$40.59	18%

	March 31,	March 31,	better
Profit Contribution-Digital Media	2012	2011	(worse)
WWE.com	$1.7	$0.9	89%
WWEShop	1.0	0.6	67%
Total	$2.7	$1.5	80%
Profit contribution margin	38%	25%

     WWE.com revenues increased by $1.2 million in the current quarter as compared to the prior year quarter, primarily driven by a new programming agreement, which licenses original short-form content to YouTube. WWE.com cost of revenues increased by $0.4 million in the current quarter due to increased expenses related to engineering and web content. WWE.com profit contribution margin increased to 44% in the current quarter from 33% in the prior year quarter.

     WWEShop revenues decreased by $0.2 million in the current quarter compared to the prior year quarter, as an 18% increase in average revenues per order was offset by a 21% decrease in the number of orders processed. WWEShop cost of revenues decreased by $0.6 million in the current quarter, primarily due to decreased material costs as a result of product mix and improved inventory management. WWEShop profit contribution margin increased to 31% in the current quarter from 18% in the prior year quarter.

WWE Studios

     The following chart provides detailed information for our WWE Studios segment (dollars in millions):

			Feature
			Film
			Production
			Assets-net as of			For the Three Months Ended March 31,
	Release	Production	March 31,	Inception to-date		Revenue			Profit (Loss)
Title	Date	Costs*	2012	Revenue	Profit (Loss)	2012	2011		2012	2011
Self - Distributed Films
Bending The Rules	Mar 2012	$5.5	$1.0	$1.0	$(4.2)	$1.0	$	N/A	$(1.0)	$	N/A
The Reunion	Oct 2011	6.9	1.9	2.2	(4.5)	(0.2)		N/A	(0.3)		N/A
Inside Out	Sept 2011	5.1	1.3	1.8	(3.6)	(0.3)		N/A	(0.4)		N/A
That's What I Am	April 2011	4.7	0.4	1.0	(4.9)	0.1		N/A	-		N/A
The Chaperone	Mar 2011	5.8	0.7	4.2	(3.8)	0.2		3.2	0.1		(1.5)
Knucklehead	Oct 2010	6.4	0.7	4.3	(4.1)	0.1		0.4	(0.1)		(0.1)
Legendary	Sept 2010	5.3	1.6	6.5	(1.9)	0.2		0.4	-		(0.1)
		39.7	7.6	21.0	(27.0)	1.1		4.0	(1.7)		(1.7)

Licensed films
Marine 2	Dec 2009	2.3	0.7	2.4	0.8	0.2		0.4	0.1		0.2
12 Rounds	Mar 2009	19.7	5.4	11.5	(2.9)	2.5		2.7	-		(2.8)
BELC 3	Jan 2009	2.5	0.3	2.4	0.2	0.1		0.3	0.1		-
The Condemned	May 2007	17.5	-	10.9	(6.5)	0.1		0.1	0.1		0.1
The Marine	Oct 2006	20.2	0.1	37.8	15.0	0.6		1.0	0.4		0.6
See No Evil	May 2006	10.4	0.4	7.2	(2.9)	0.2		0.1	-		-
		72.6	6.9	72.2	3.7	3.7		4.6	0.7		(1.9)

Completed but not released		6.1	3.9	-	(2.2)	-		-	-		-
In production		-	-	-	-	-		-	-		-
In development		N/A	1.4	-	(3.1)	-		-	-		-

Total		$118.4	$19.8	$93.2	$(28.6)	$4.8		$8.6	$(1.0)		$(3.6)

*     Production costs are presented net of the associated benefit of production incentives.

     Revenue recognition for our feature films varies depending on the method of distribution and the extent of control the Company exercises over the distribution and related expenses. We exercise significant control over our self-distributed films and as a result, we record distribution revenue and related expenses on a gross basis in our financial statements. Third-party distribution partners control the distribution and marketing of our licensed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results have been reported to us. This typically occurs in periods subsequent to the initial release of the film.

     At March 31, 2012, the Company had $19.8 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on our balance sheet. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film’s estimated fair value using a discounted cash flows model. We updated ultimate revenue projections for the three months ended March 31, 2012, noting lower than expected home video revenue for our latest feature film Bending the Rules. As a result of the decline in expected profitability of our latest release, we prepared a discounted cash flow analysis to determine the fair value of the feature film production asset. This resulted in us recording an impairment charge of $0.8 million for the three months ended March 31, 2012. This impairment charge represents the excess of the recorded net carrying value over the estimated fair value. In the prior year quarter we recorded an impairment charge of $2.8 million related to the performance expectation of 12 Rounds.

     WWE Studios revenues decreased $3.8 million in the current quarter as compared to the prior year quarter, primarily driven by the performance of our self-distributed films. In the current quarter, revenues from our newly released self-distributed film and our four other self-distributed films released in prior periods decreased $2.9 million, while revenues for our six licensed films decreased $0.9 million. The decrease in the self-distributed films revenue was primarily due to lower home video revenues for our current quarter release, Bending the Rules, compared to home video revenues from the prior year’s quarter release, The Chaperone.

     WWE Studios cost of revenues decreased $6.5 million in the current quarter as compared to the prior year quarter. We recorded an impairment charge of $0.8 million in the current quarter compared to $2.8 million in the prior year quarter. Distribution expenses decreased $1.9 million in the current quarter as compared to the prior year quarter. In addition, amortization of production assets decreased $1.8 million for our self-distributed films and $0.8 million for our licensed films in the current quarter as compared to the prior year quarter.

Selling, General and Administrative

     The following chart reflects the amounts and percent change of certain significant overhead items (dollars in millions):

	March 31,	March 31,	better
	2012	2011	(worse)
Staff related	$17.3	$16.9	(2%)
Legal, accounting and other professional	4.2	3.2	(31%)
Travel and entertainment expense	1.5	1.0	(50%)
Advertising, marketing and promotion	1.1	0.9	(22%)
Corporate insurance	1.1	0.8	(38%)
Stock compensation	0.7	1.0	30%
Bad debt (recovery)	0.8	(0.6)	(233%)
All other	8.0	6.7	(19%)
Total SG&A	$34.7	$29.9	(16%)
SG&A as a percentage of net revenues	28%	25%

     Selling, general and administrative expenses increased by 16% in the current quarter compared to the prior year quarter. Staff related expenses increased primarily due to the hiring of staff to create new programming to support our emerging content and distribution efforts. The $1.0 million increase in legal, accounting and other professional fees in the current quarter is primarily due to commercial litigation. Bad debt expensed totaled $0.8 million due to the write-off of one customer balance. We incurred $2.1 million in operating expenses associated with our emerging content and distribution efforts, including a potential network.

	March 31,	March 31,	better
	2012	2011	(worse)
Depreciation and amortization	$4.0	$3.6	(11%)

     Depreciation expense for the current quarter reflects higher property and equipment balances due to purchases associated with the expansion of our content and distribution platforms.

	March 31,	March 31,	better
	2012	2011	(worse)
Investment income	$0.5	$0.4	25%
Interest expense	0.5	0.1	(400%)
Other income, net	0.5	0.1	400%

     Interest expense for the current quarter includes the amortization of loan origination costs and a fee on the unused portion of our revolving credit facility established in late 2011. Other income, net for the current quarter includes realized foreign exchange gains and losses, and certain non-income related taxes.

	March 31,	March 31,	better
	2012	2011	(worse)
Provision for income taxes	$1.2	$5.0	76%
Effective tax rate	7%	37%

     The current quarter effective tax rate was positively impacted by the recognition of a benefit of $4.1 million relating to previously unrecognized tax benefits, $2.0 million of which was due to the completion of an examination and $2.1 million was due to the Company’s remeasurement of unrecognized tax benefits as the facts surrounding the position changed during the current quarter. The prior year quarter rate was negatively impacted by $0.4 million in payments to settle outstanding audits.

Liquidity and Capital Resources

     We had cash and short-term investments of $165.9 million, $155.8 million and $170.9 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Our debt balances at the corresponding dates were $1.3 million, $1.6 million and $2.5 million, respectively.

     During 2011, we entered into a $200.0 million, three year senior unsecured revolving credit facility. As of March 31, 2012 we had no amounts outstanding under this facility.

     We believe that cash provided from operations, existing cash and investment balances and funds available from our revolving credit facility are sufficient to meet our operating requirements over the next 12 months. This includes feature film production requirements, projected capital expenditures, and additional operational costs associated with our increased content production and distribution initiatives including a potential network.

     Cash flows from operating activities for the three months ended March 31, 2012 and March 31, 2011 were $27.2 million and $28.9 million, respectively. The $6.7 million increase in net income in the current quarter compared to the prior year quarter was partially driven by the decrease in feature film impairments in our WWE Studios’ business; the impact of which does not directly correlate to improved cash flow, as the production spend to produce the films takes place in periods prior to release.

     We spent approximately the same amount on the production of feature films after consideration of tax incentives in the current and prior year quarters. In the current year we spent $0.6 million on the production of feature film production activities, compared to $3.1 million in the prior year quarter. In the current quarter we did not receive any incentives related to feature film production. In the prior year quarter we received $2.7 million in incentives related to feature film production activities.

     During the current quarter, the Company spent $3.1 million to produce additional content for future distribution. These efforts were consistent with our previously announced plans to create additional content for distribution either on a network or other distribution channels. These amounts are included in Television production assets on our Consolidated Balance Sheets. We anticipate spending between $5.0 million and $10.0 million to produce additional content during the remainder of the year and incurring an additional $8.0 million to $13.0 million in incremental operating expenses to support these initiatives during the remainder of the year.

     We anticipate spending between $20.0 million and $25.0 million on feature film production activities during the remainder the year. We anticipate receiving approximately $1.9 million in incentives relating to feature films investments during the remainder of the year.

     We did not receive any non-film related incentives in the current quarter or prior year quarter. We anticipate receiving approximately $8.0 million to $12.0 million in non-film related incentives for the remainder of 2012.

     During the quarter we received a $7.5 million annual advance from one of our licensees; the corresponding payment relating to 2011 was received in December 2010.

     Additionally, during the quarter we received an $8.5 million refund relating to an overpayment of taxes in 2011; during the prior year quarter we received a comparable refund of $9.0 million relating to an overpayment of taxes in 2010.

     The Company expects to make a tax payment of $4.4 million during the second quarter of 2012 in conjunction with the resolution of an outstanding tax matter. This amount is currently included in Accounts payable and accrued expenses as of March 31, 2012.

     Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. As of March 31, 2012, one customer accounted for approximately 10% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

     Cash flows used in investing activities were $10.3 million for three months ended March 31, 2012 and $9.8 million for the three months ended March 31, 2011. In the current quarter we purchased $7.8 million and had $5.5 million of maturities of short-term investment securities. Purchases of property and equipment and other assets for the three months ended March 31, 2012 were $8.0 million as compared to $4.1 million for the three months ended March 31, 2011. The increase in capital expenditures in the current period was primarily due to the expansion of our content production facilities in support of increased content production efforts.

     For the remainder of 2012 we anticipate spending between $10.0 million and $25.0 million on purchases of property and equipment and other assets, including $8.0 million to $14.0 million in support of the creation of new programming and increased production activities and content distribution. This amount may change based on the demand for content and distribution requirements.

     Our investment policy is designed to preserve capital and minimize interest rate, credit and market risk. Our investment portfolio consists primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and auction rate securities (“ARS”). All of our ARS are collateralized by student loan portfolios, substantially all of which are guaranteed by the United States Government. Our ARS are auctioned every 35 days until the auctions succeed, the issuer redeems the securities or they mature (the stated maturities of the securities are greater than 20 years). We anticipate that any securities for which auctions have failed or may fail in the future will continue to accrue interest and pay interest when due. To-date, none of the ARS in which we are invested have failed to make an interest payment when due. As of March 31, 2012, we held $10.0 million of ARS. Our intent is not to sell the securities and we believe that it is not more likely than not that we will be required to sell before one of the aforementioned remedies occurs. We will continue to assess the carrying value of our ARS on each reporting date, based on the facts and circumstances surrounding our liquidity needs and developments in the ARS markets.

     Cash flows used in financing activities were $8.8 million and $20.9 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The decrease in cash flows from financing activities was due primarily to a reduction in dividend payments. Total dividend payments on all Class A and Class B common shares in the quarter ended March 31, 2012 were $8.9 million as compared to $21.1 million in the prior year quarter. In April 2011, the Board of Directors adjusted the Company's quarterly dividend to $0.12 per share of common stock held by the Company’s Class A and Class B shareholders. Under the revised dividend policy, all Class A and Class B shares receive dividends in the amount of $0.12 per share, including members of the McMahon family. Our Board of Directors regularly evaluates the Company’s dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

     During 2011, we entered into a three year senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The revolving credit facility provides for a $200.0 million line of credit that expires in September 2014, unless extended. As of March 31, 2012, we had no amounts outstanding under this credit facility. Under the terms of the revolving credit facility, we are subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. In addition, the revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder. As of March 31, 2012, we are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.

     While we do not have specific plans to borrow under this credit facility in the near term, we have announced initiatives for which we may borrow going forward including the expansion and update of our production facilities in order to support our emerging content and distribution strategy. In addition to the senior unsecured revolving credit facility, the Company continually evaluates financing options that are cost effective and that will add to the Company’s financial flexibility. To this end, as the Company explores additional content distribution and production strategies, the Company may seek additional sources of financing. We also regularly assess potential strategic acquisitions.

Contractual Obligations

     There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2011.

Application of Critical Accounting Policies

     There have been no significant changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2011 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Recent Accounting Pronouncements

     In December 2011, the FASB issued an accounting standards update that expands the disclosure requirements for the offsetting of assets and liabilities related to certain financial instruments and derivative instruments. The update requires disclosures to present both gross information and net information for financial instruments and derivative instruments that are eligible for net presentation due to a right of offset, an enforceable master netting arrangement or similar agreement. This standard update is effective January 1, 2013. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.

     There are no other accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-Q, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in press releases and in oral statements made by our authorized officers: (i) risks relating to increasing our content production for distribution on various platforms; (ii) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per view programming; (iii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iv) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (v) the unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or otherwise adversely affect our operations; (vi) decline in general economic conditions and disruption in financial markets could adversely affect our business; (vii) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts and potentially impacting our results of operations; (viii) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (ix) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (x) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (xi) we face uncertainties associated with international markets; (xii) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xiii) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xiv) we could incur substantial liabilities if pending litigation is resolved unfavorably; (xv) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xvi) our live events expose us to risks relating to large public events as well as travel to and from such events; (xvii) we continue to face risks inherent in our feature film business; (xviii) we could face a variety of risks if we expand into new or complementary businesses; (xix) risks related to our computer systems and online operations; (xx) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxi) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxii) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Form 10-Q and undue reliance should not be placed on these statements. We undertake no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

     Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. No change in internal control over financial reporting occurred during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 16 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

     We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

World Wrestling Entertainment, Inc. (Registrant)

Dated: May 7, 2012	By: /s/	George A. Barrios
George A. Barrios
Chief Financial Officer
(principal financial and accounting officer
and authorized signatory)