Form 10-Q
period 2012-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2012-08-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
At August 6, 2012 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 28,994,199 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 45,750,830.

World Wrestling Entertainment, Inc.

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenues	$141,648	$142,554	$264,716	$262,461

Cost of revenues (including amortization and impairments of feature film production assets of $1,085 and $6,469, respectively, and $5,644 and $15,681, respectively)	85,484	88,829	153,881	162,076
Selling, general and administrative expenses	31,747	29,059	66,461	58,918
Depreciation and amortization	4,821	3,644	8,739	7,279
Operating income	19,596	21,022	35,635	34,188
Investment income, net	545	517	1,044	974
Interest expense	(395)	(45)	(897)	(95)
Other expense, net	(1,049)	(481)	(543)	(421)
Income before income taxes	18,697	21,013	35,239	34,646
Provision for income taxes	6,754	6,746	7,967	11,776
Net income	$11,943	$14,267	$27,272	$22,870
Earnings per share:
Basic	$0.16	$0.19	$0.37	$0.31
Diluted	$0.16	$0.19	$0.36	$0.31
Weighted average common shares outstanding:
Basic	74,484	74,058	74,472	74,047
Diluted	74,882	74,775	74,870	74,744

See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$11,943	$14,267	$27,272	$22,870
Other comprehensive income (loss):
Foreign currency translation adjustment	(34)	40	75	191
Unrealized holding gain (net of tax of $382 and $108, respectively, and $480 and $132, respectively)	622	178	782	216
Reclassification adjustment for gains realized in net income (net of tax of $9 and $12, respectively, and $9 and $12, respectively)	(14)	(20)	(14)	(20)
Total other comprehensive income	574	198	843	387
Comprehensive income	$12,517	$14,465	$28,115	$23,257

See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,377	$52,491
Short-term investments, net	103,799	103,270
Accounts receivable (net of allowances for doubtful accounts and returns
of $11,006 and $12,561, respectively)	47,350	56,741
Inventory	1,676	1,658
Deferred income tax assets	11,564	11,122
Prepaid expenses and other current assets	8,917	14,461
Total current assets	239,683	239,743
PROPERTY AND EQUIPMENT, NET	101,577	96,562
FEATURE FILM PRODUCTION ASSETS, NET	23,273	23,591
TELEVISION PRODUCTION ASSETS	5,235	251
INVESTMENT SECURITIES	5,000	10,156
OTHER ASSETS	8,682	8,321
TOTAL ASSETS	$383,450	$378,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,002	$1,262
Accounts payable and accrued expenses	44,141	46,283
Deferred income	19,765	21,709
Total current liabilities	64,908	69,254
LONG-TERM DEBT	—	359
NON-CURRENT INCOME TAX LIABILITIES	3,554	5,634
NON-CURRENT DEFERRED INCOME	7,411	8,234
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
28,633,424 and 28,254,874 shares issued and outstanding as of June 30, 2012
and December 31, 2011, respectively)	286	283
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
45,850,830 and 46,163,899 shares issued and outstanding as of June 30, 2012
and December 31, 2011, respectively)	459	462
Additional paid-in capital	340,732	338,414
Accumulated other comprehensive income	4,105	3,262
Accumulated deficit	(38,005)	(47,278)
Total stockholders’ equity	307,577	295,143
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$383,450	$378,624
See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES:
Net income	$27,272	$22,870
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization and impairments of feature film production assets	5,644	15,681
Depreciation and amortization	8,739	7,279
Realized gains on sale of investments	(23)	(32)
Amortization of bond premium	1,158	1,292
Amortization of debt issuance costs	307	—
Stock compensation costs	1,756	2,552
Provision (recovery) of accounts receivable write-offs	889	(508)
Loss on disposal of property and equipment	110	—
Benefit from deferred income taxes	(2,501)	(5,507)
Excess tax benefits from stock-based payment arrangements	(6)	(20)
Changes in assets and liabilities:
Accounts receivable	9,218	4,029
Inventory	(18)	231
Prepaid expenses and other assets	2,828	4,301
Feature film production assets	(5,327)	(6,556)
Television production assets	(4,984)	—
Accounts payable and accrued expenses	2,444	5,845
Deferred income	(2,767)	(12,139)
Net cash provided by operating activities	44,739	39,318
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(17,549)	(6,780)
Purchases of short-term investments	(9,886)	(29,823)
Proceeds from sales and maturities of investments	19,618	22,159
Purchase of cost method investment	(5,000)	—
Net cash used in investing activities	(12,817)	(14,444)
FINANCING ACTIVITIES:
Repayments of long-term debt	(619)	(573)
Dividends paid	(17,875)	(29,951)
Issuance of stock, net	452	504
Excess tax benefits from stock-based payment arrangements	6	20
Net cash used in financing activities	(18,036)	(30,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,886	(5,126)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,491	69,823
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,377	$64,697
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment	$1,408	$—
See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2011	28,255	$283	46,164	$462	$338,414	$3,262	$(47,278)	$295,143
Net income	—	—	—	—	—	—	27,272	27,272
Other comprehensive income	—	—	—	—	—	843	—	843
Stock issuances, net	65		—	—	385	—	—	385
Sale of Class B common stock	313	3	(313)	(3)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(8)	—	—	(8)
Dividends paid	—	—	—	—	124	—	(17,999)	(17,875)
Stock compensation costs	—	—	—	—	1,817	—	—	1,817
Balance, June 30, 2012	28,633	$286	45,851	$459	$340,732	$4,105	$(38,005)	$307,577

See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Business Description
The accompanying consolidated financial statements include the accounts of WWE. “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context requires otherwise. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television, pay-per-view event programming, live events, licensing of various WWE themed products and the sale of consumer products featuring our brands. Our operations are organized around four principal activities:
Live and Televised Entertainment

•
Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, sponsorships, and fees for viewing our pay-per-view and video on demand programming.

Consumer Products

•	Revenues consist principally of the direct sales of WWE produced home videos, magazines and royalties or license fees related to various WWE themed products such as video games, toys and books.
Digital Media

•	Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.
WWE Studios

•	Revenues consist of receipts from the distribution of filmed entertainment.
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
Recent Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update to amend fair value measurements and related disclosures. This update relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (IFRS) and U.S. GAAP. This update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The update also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. On January 1, 2012 we adopted this accounting standard update which did not have a material effect on our consolidated financial statements.
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
2. Stock Based Compensation
     Stock compensation costs associated with our restricted stock units ("RSUs") are determined using the fair market value of the Company’s common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs typically have a three year service requirement and vest in equal annual installments.
     During the six months ended June 30, 2012, we granted 111,500 RSUs under our 2007 Omnibus Incentive Plan (the "Plan") at a weighted average grant date fair value of $9.54 per share. The Company will recognize $977 in compensation costs, net of estimated forfeitures over the requisite service period. During the six months ended June 30, 2011, we granted 27,500 RSUs under the Plan at a weighted average grant date fair value of $13.91 per share. The Company will recognize $352 in compensation costs, net of estimated forfeitures over the requisite service period. At June 30, 2012, 158,657 RSU’s were unvested with a weighted average grant date fair of $10.36 per share. At June 30, 2011, 98,174 RSUs were unvested with a weighted average grant date fair value of $13.78 per share.
     Stock compensation costs associated with our performance stock units ("PSUs") are initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to a service requirement of three years and certain performance conditions. Due to the subjectivity of the performance conditions, the stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company’s common stock and the probability of attainment on the reporting date. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.
     During the six months ended June 30, 2012, we awarded 622,700 PSUs under the Plan at a weighted average service inception date fair value of $9.14 per share. During the six months ended June 30, 2011, we awarded 523,500 PSUs under the plan at a weighted average service inception date fair value of $12.35 per share. These awards were ultimately forfeited because the Company did not meet performance targets. At June 30, 2012, 974,457 PSUs were unvested with a weighted average fair value of $11.13. At June 30, 2011, 1,419,061 PSUs were unvested with a weighted average fair value of $13.45 per share.
     Stock compensation costs totaled $1,077 and $1,523 for the three months ended June 30, 2012 and 2011, respectively, and $1,756 and $2,537 for the six months ended June 30, 2012 and 2011, respectively.
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
     We paid cash dividends of $8,938 and $8,889 for the three months ended June 30, 2012 and June 30, 2011, respectively. We

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

paid cash dividends of $17,875 and $29,951 for the six months ended June 30, 2012 and June 30, 2011, respectively.
4. Earnings Per Share
For purposes of calculating basic and diluted earnings per share, we used the following net income and weighted average common shares outstanding:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net Income	$11,943	$14,267	$27,272	$22,870
Denominator:
Weighted average common shares outstanding
Basic	74,484	74,058	74,472	74,047
Diluted	74,882	74,775	74,870	74,744
Earnings Per Share:
Basic	$0.16	$0.19	$0.37	$0.31
Diluted	$0.16	$0.19	$0.36	$0.31

Net income per share of Class A and Class B common stock is computed in accordance with the two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive.
     The Company did not compute earnings per share using the two-class method for the three and six months ended June 30, 2012, and for the three months ended June 30, 2011 as both classes of common stock received dividends at the same rate. The Company did not compute earnings per share using the two-class method for the six months ended June 30, 2011, as there were no undistributed earnings during this period.
5. Segment Information
     As discussed in Note 1, the Company classifies its operations into four reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media and WWE Studios.
     We measure the performance of our reportable segments based upon segment operating income. We do not allocate our corporate overhead to our reportable segments, which includes the majority of selling, general and administrative expenses, depreciation and amortization of property and equipment. Starting in the second quarter of 2012, we began allocating certain staff related expenses, specifically stock compensation costs, management incentive compensation and medical benefits in our management reporting and as such, we have prospectively included these costs in the calculation of operating income for our reportable segments. This change did not have a material impact on our reportable segments' operating income. Revenues from transactions between our operating segments are not material.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

Operating results by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenues:
Live and Televised Entertainment	$117,040	$110,603	$192,754	$180,938
Consumer Products	16,126	21,590	51,585	56,428
Digital Media	7,793	6,122	14,935	12,251
WWE Studios	689	4,239	5,442	12,844
Total net revenues	$141,648	$142,554	$264,716	$262,461
Operating income (loss):
Live and Televised Entertainment	$40,504	$44,301	$64,976	$67,224
Consumer Products	7,279	10,432	30,559	30,820
Digital Media	1,500	1,374	3,021	2,095
WWE Studios	(978)	(4,256)	(2,287)	(8,367)
Corporate	(28,709)	(30,829)	(60,634)	(57,584)
Total operating income	$19,596	$21,022	$35,635	$34,188
Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
North America	$105,327	$102,864	$198,371	$192,626
Europe/Middle East/Africa	24,163	26,037	42,119	42,936
Asia Pacific	8,354	8,343	16,860	16,720
Latin America	3,804	5,310	7,366	10,179
Total net revenues	$141,648	$142,554	$264,716	$262,461

     Revenues generated from the United Kingdom, our largest international market, totaled $11,427 and $19,578 for the three and six months ended June 30, 2012, respectively, and $11,357 and $18,037 for the corresponding periods in 2011, respectively. The Company’s property and equipment was almost entirely located in the United States at June 30, 2012 and 2011.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

6. Property and Equipment
Property and equipment consisted of the following:

	As of
	June 30, 2012	December 31, 2011
Land, buildings and improvements	$90,578	$83,284
Equipment	90,505	84,335
Corporate aircraft	20,858	20,858
Vehicles	1,474	1,474
	203,415	189,951
Less accumulated depreciation	(101,838)	(93,389)
Total	$101,577	$96,562
     Depreciation expense for property and equipment totaled $4,708 and $8,514 for the three and six months ended June 30, 2012, respectively, as compared to $3,531 and $7,045 for the corresponding periods in 2011, respectively.
7. Feature Film Production Assets
Feature film production assets consisted of the following:

	As of
	June 30, 2012	December 31, 2011
Feature film productions:
In release	$14,058	$16,686
Completed but not released	7,489	5,984
In production	807	—
In development	919	921
Total	$23,273	$23,591

Approximately 41% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 72% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production asset within four years as we receive revenues associated with international distribution of our licensed film.
     During the six months ended June 30, 2012, we released one feature film, Bending the Rules, which comprises $899 of our “In release” feature film assets as of June 30, 2012. This film was released under our self-distribution model in which we control the distribution and marketing of our productions. Under this distribution model, we record revenues and expenses on a gross basis in our consolidated financial statements. Additionally, we record distribution expenses, including advertising and other exploitation costs, in our financial statements as incurred.
     During the six months ended June 30, 2011, we released two theatrical films, The Chaperone and That's What I Am, which comprise $698 and $405, respectively, of our “In release” feature film assets as of June 30, 2012. Both of these films were released under our self distribution model.
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
   We recorded an impairment charge of $754 related to our feature film Bending the Rules for the six months ended June 30, 2012.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

There were no impairments recorded for the three months ended June 30, 2012. During the three months ended June 30, 2011, we recorded an impairment charge of $3,250 related to our feature film That's What I Am. During the six months ended June 30, 2011, we recorded impairment charges of $6,050 of which $2,800 relates to 12 Rounds and $3,250 relates to That's What I Am. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.
We currently have three theatrical films designated as “Completed but not released”. We also have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment if, and when, a project is deemed to be abandoned. During the three and six months ended June 30, 2012, we expensed $582 and $597, respectively, and $45 and $80 for the corresponding periods in the prior year, respectively, of previously capitalized development costs related to abandoned projects.
8. Television Production Assets
     Television production assets consist primarily of episodic television series we have produced for distribution, either on a potential network or through other distribution platforms. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. We have $5,235 capitalized as of June 30, 2012 related to this type of programming. Costs to produce live event programming are expensed when the event is first broadcast. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we expense the remaining unamortized asset. During the three and six months ended June 30, 2012 and 2011, we did not expense any television production assets.
9. Investment Securities and Short-Term Investments
     Investment securities and short-term investments measured at fair value consisted of the following:

	June 30, 2012				December 31, 2011
	Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value		Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value
Auction rate securities	$—	$—	$—	Auction rate securities	$11,000	$(844)	$10,156
Municipal bonds	75,843	830	76,673	Municipal bonds	82,456	732	83,188
Corporate bonds	27,078	48	27,126	Corporate bonds	20,331	(249)	20,082
Total	$102,921	$878	$103,799	Total	$113,787	$(361)	$113,426

     We classify the investments listed in the above table as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds and corporate bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income in the Consolidated Statements of Comprehensive Income. Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of June 30, 2012, contractual maturities of these investments are as follows:

Maturities
Municipal bonds	1 month-11 years
Corporate bonds	8 months-4 years
During the three and six months ended June 30, 2012 , available-for-sale securities were sold for total proceeds of $3,008. During the three and six months ended June 30, 2011, available-for-sale securities were sold for total proceeds of $2,652. The gross realized gains on these sales totaled $23 for the three and six months ended June 30, 2012 and $32 for the corresponding

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

periods in the period year. During the three months ended June 30, 2012 and 2011, we had maturities and calls of available for sale securities of $11,110 and $4,330 respectively. During the six months ended June 30, 2012 and 2011, we had maturities and calls of available for sale securities of $16,610 and $17,685 respectively. As of June 30, 2012, we had net unrealized holding gains on available-for-sale securities of $878 which are included in other comprehensive income. Of this amount, we had gross unrealized holding losses of $98 and gross unrealized holding gains of $976. As of December 31, 2011, we had net unrealized holding losses on available-for-sale securities of $361 which are included in other comprehensive income. Of this amount, we had gross unrealized holding losses of $1,158 and gross unrealized holding gains of $797.
On June 25, 2012, the Company invested $5,000 in Tout Industries, Inc. (Tout) Series B Preferred Stock. This investment is accounted for under the cost method. Under this method, our initial investment is recorded at cost. We evaluate our investment in Tout for impairment if factors indicate that a significant decrease in value has occurred. No such indicators were noted during the three and six months ended June 30, 2012. This investment is included in Investment Securities in our Consolidated Balance Sheets as of June 30, 2012.
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

	Fair Value at June 30, 2012					Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Municipal bonds	$76,673	$—	$76,673	$—	Municipal bonds	$83,188	$—	$83,188	$—
Auction rate securities	—	—	—	—	Auction rate securities	10,156	—	—	10,156
Corporate bonds	27,126	—	27,126	—	Corporate bonds	20,082	—	20,082	—
Total	$103,799	$—	$103,799	$—	Total	$113,426	$—	$103,270	$10,156

Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

We have classified our investment in municipal bonds and corporate bonds within Level 2 as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The corporate and municipal bonds are valued based on model-driven valuations whereby market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources are used as inputs to an algorithm.
     We have historically classified our investment in auction rate securities ("ARS") within Level 3 as their valuation required substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. During the three months ended June 30, 2012, our remaining ARS were called by their issuer at par.
     The table below includes a roll forward of our investment securities classified as Level 3 (significant unobservable inputs):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Fair value, Beginning	$9,983	$15,092	$10,156	$15,037
Unrealized gain	1,017	(50)	844	5
Proceeds from redemption of auction rate securities	(11,000)	—	(11,000)	—
Fair value, Ending	$—	$15,042	$—	$15,042
     The Company also has assets that are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when impairment is recognized. During the six months ended June 30, 2012, the Company recorded impairment charges of $754 on a feature film production asset based on fair value measurement of $1,000. See Note 7, Feature Film Production Assets, for further discussion. During the six months ended June 30, 2011, the Company recorded impairment charges of $6,050 on a feature film production assets based on fair value measurement of $11,150. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The inputs to this model are the Company’s expected results for the film and a discount rate that market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party specialist who assists us in gathering the necessary inputs used in our model.
11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of
	June 30, 2012	December 31, 2011
Trade related	$5,066	$7,858
Accrued income taxes*	1,031	—
Payroll and related benefits	9,265	6,699
Talent related	16,194	11,872
Accrued event and television production	3,117	4,318
Accrued home video liability	2,155	2,710
Accrued legal and professional	1,845	1,937
Accrued purchases of property and equipment	1,408	5,302
Accrued film liability	536	1,047
Accrued other	3,524	4,540
Total	$44,141	$46,283

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

*	At December 31, 2011, income taxes had a refundable balance of $2,785 and were included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
Accrued other includes accruals for our publishing and licensing business activities and other miscellaneous accruals, none of which exceeds 5% of current liabilities.
12. Senior Unsecured Revolving Credit Facility
     In 2011, the Company entered into a senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The credit facility provides for a $200,000 line of credit that expires in September 2014, unless extended. Applicable interest rates for the borrowings under the revolving credit facility are a LIBOR-based rate plus 200 basis points or an alternate base rate plus 100 basis points. As of June 30, 2012, the LIBOR-based rate plus margin was 2.46%. In the event the utilization percentage of the facility exceeds 50%, the applicable margin for the LIBOR-based and alternate base rate borrowings will increase by 25 basis points. As of June 30, 2012, there are no amounts outstanding on the credit facility. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Borrowings under the credit facility are subject to certain financial covenants and certain restrictions. As of June 30, 2012, the Company is in compliance with the provisions of this credit facility.
13. Concentration of Credit Risk
     We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including our television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with customers and distributors and maintain allowances for anticipated losses as deemed appropriate. At June 30, 2012, we had one customer balance representing greater than 10% of our gross accounts receivable balance.
14. Income Taxes
     During the six months ended June 30, 2012, we recognized $3,697 of previously unrecognized tax benefits. This primarily relates to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions. Included in the amount recognized was $1,388 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts during the six months ended June 30, 2012 resulted in an effective tax rate of 23% for the six months ended June 30, 2012 as compared to 34% for the six months June 30, 2011.
At June 30, 2012, we have $3,211 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. Of this amount, $458 is classified in Accounts payable and accrued expenses and the remaining $2,753 is classified in Non-current income tax liabilities. At December 31, 2011, we had $10,733 of unrecognized tax benefits. Of this amount, $6,148 was classified in Accounts payable and accrued expenses and the remaining $4,585 was classified in Non-current income tax liabilities.
     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $892 of accrued interest and penalties related to uncertain tax positions as of June 30, 2012. Of this amount, $90 is classified in Accounts payable and accrued expenses and the remaining $802 is classified in Non-current income tax liabilities. At December 31, 2011, we had $2,861 of accrued interest and penalties related to uncertain tax positions. Of this amount, $1,812 was classified in Accounts payable and accrued expenses and the remaining $1,049 was classified in Non-current income tax liabilities.
We file income tax returns in the United States and various state, local and foreign jurisdictions. During 2012, the IRS completed an examination for tax year 2009. We are still subject to examination by the IRS for tax year 2008 and tax years after 2009. In addition, during the second quarter of 2012, the Company settled an outstanding examination with the State of Connecticut. This examination included tax years through 2010. In other jurisdictions, with few exceptions, we are subject to income tax examinations by tax authorities for years ending on or after December 31, 2007.
     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $925 within 12 months of June 30, 2012.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

15. Film and Television Production Incentives
     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the three months ended June 30, 2012 and 2011, we received $1,148 and $2,862, respectively, of incentives relating to feature film productions which reduced the related assets. During the six months ended June 30, 2012 and 2011, we received $1,148 and $5,989, respectively, of incentives relating to feature film productions which reduced the related assets. During the three months and six months ended June 30, 2012, we received $1,560 of incentives relating to television production activities that was recorded as an offset to production expenses.
16. Commitments and Contingencies
Legal Proceedings
World Wide Fund for Nature
         Subsequent to the close of the quarter ended June 30, 2012, this litigation was settled.  We believe the settlement will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.
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

Consumer Products

•	Revenues consist principally of the direct sales of WWE produced home videos, magazine and royalties or license fees related to various WWE themed products such as video games, toys and books.
Digital Media

•	Revenues consist principally of advertising sales on our websites, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.
WWE Studios

•	Revenues consist of receipts from the distribution of filmed entertainment.

Results of Operations
Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011
(Dollars in millions, except as noted)
Summary

	Three Months Ended
	June 30, 2012	June 30, 2011	better (worse)
Net Revenues:
Live and Televised Entertainment	$117.1	$110.5	6%
Consumer Products	16.1	21.6	(25)%
Digital Media	7.8	6.2	26%
WWE Studios	0.6	4.3	(86)%
Total	141.6	$142.6	(1)%

Profit Contribution:
Live and Televised Entertainment	45.0	44.0	2%
Consumer Products	8.7	12.0	(28)%
Digital Media	3.0	1.8	67%
WWE Studios	(0.5)	(4.1)	88%
Total	56.2	53.7	5%
Profit contribution margin	40%	38%

Selling, general and administrative expenses	31.8	29.0	(10)%
Depreciation and amortization expense	4.8	3.7	(30)%
Operating income	19.6	21.0	(7)%
Investment income, net	0.5	0.5	—%
Interest expense	(0.4)	—	(100)%
Other expense, net	(1.0)	(0.5)	(100)%
Income before income taxes	18.7	21.0	(11)%
Provision for income taxes	6.8	6.7	(1)%
Net income	$11.9	$14.3	(17)%

     The comparability of our results for the current year quarter was impacted by the inclusion of $1.7 million of operating expenses in the current year quarter associated with our emerging content and distribution efforts, including a potential network. In the prior year quarter, there were no such expenses. Further, in the prior year quarter, we recorded an impairment charge of $3.3 million for our feature film That's What I Am.
     Our Live and Televised Entertainment segment revenues increased 6% primarily due to a 19% increase in revenues for our pay-per-view business. Our Consumer Products segment experienced a 25% decrease in revenues driven by a $4.6 million decline in video game licensing revenues due to the absence of WWE All Stars in the current quarter, which was originally released in March 2011 and will not be refreshed in the current year. Our Digital Media segment experienced a 26% increase in revenues, primarily driven by a new programming agreement, which licenses original short-form content to YouTube. Our WWE Studios segment experienced a $3.7 million decrease in revenue primarily due to the timing of our film releases.

The following tables present the performance results and key drivers for our Live and Televised Entertainment segment:

	Three Months Ended
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	June 30, 2012	June 30, 2011	better(worse)
Live events	$35.4	$35.2	1%
North America	$22.3	$20.6	8%
International	$13.1	$14.6	(10)%
Total live event attendance	553,000	573,400	(4)%
Number of North American events	57	57	—%
Average North American attendance	6,400	6,600	(3)%
Average North American ticket price (dollars)	$56.72	$49.26	15%
Number of international events	30	30	—%
Average international attendance	6,200	6,600	(6)%
Average international ticket price (dollars)	$63.47	$68.31	(7)%
Venue merchandise	$5.4	$6.3	(14)%
Domestic per capita spending (dollars)	$11.89	$11.91	—%
Pay-per-view	$40.8	$34.4	19%
Number of pay-per-view events	4	4	—%
Number of buys from pay-per-view events	1,897,360	1,598,100	19%
Average revenue per buy (dollars)	$21.41	$21.16	1%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	—%
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	—%
Television rights fees	$32.4	$32.0	1%
Domestic	$19.3	$19.5	(1)%
International	$13.1	$12.5	5%
Other	$3.1	$2.6	19%
Total Live and Televised Entertainment	$117.1	$110.5	6%
Ratings
Average weekly household ratings for RAW	3.5	3.5	—%
Average weekly household ratings for SmackDown	2.0	1.8	11%

	Three Months Ended
	June 30,	June 30,	better
Profit Contribution-Live and Televised Entertainment (dollars in millions)	2012	2011	(worse)
Live events	$13.3	$12.1	10%
Venue merchandise	2.2	2.9	(24)%
Pay-per-view	19.8	16.3	21%
Television rights fees	11.1	12.9	(14)%
Other	(1.4)	(0.2)	(600)%
Total	$45.0	$44.0	2%
Profit contribution margin	38%	40%

     Live events revenues increased by $0.2 million in the current quarter as compared to the prior year quarter. Revenues from our North America live events business increased $1.7 million primarily due to the strong performance of our annual WrestleMania event. WrestleMania XXVIII experienced a 28% increase in the average ticket prices and an 8% increase in attendance contributing $1.8 million in incremental revenue in the current quarter as compared to the prior year quarter. Excluding WrestleMania XXVIII, North America average attendance declined approximately 4% to 5,400 and the average ticket price increased approximately 4% to about $41. Our international live events business decreased $1.5 million, driven by declines in both average ticket price and average attendance. The average ticket price for our international events fell 7% to $63.47 and average attendance declined 6% to 6,200 in the current year quarter as compared to the prior year quarter. These declines were due to weak attendance at our events held in Mexico, changes in territory mix and the impact of exchange rates on our European tour. We held our first live event in Brazil, a new market with long-term strategic importance to WWE. Average attendance at our events in Latin America declined approximately 60% to 4,200 fans while the average ticket price for these events declined approximately 15% to $45.03. Cost of revenue for live events decreased by $1.0 million from the prior year quarter, primarily due to the timing of our Fan Axxess events, which are scheduled in conjunction with WrestleMania. Based on the number of days within the quarter that preceded WrestleMania, there were two Fan Axxess event sessions in the current year quarter compared to six event sessions in the prior year quarter. The live events profit contribution margin was 38% in the current quarter compared to 34% in the prior year quarter.
     Venue merchandise revenues decreased by $0.9 million in the current quarter as compared to the prior year quarter due to the timing of our Fan Axxess events scheduled in conjunction with WrestleMania, as described above. Cost of revenue for venue merchandise decreased by $0.2 million from the prior year quarter, driven by lower costs of materials as a result of decreased sales. The venue merchandise profit contribution margin decreased to 41% from 46% in the prior year quarter.
     Pay-per-view revenues increased by $6.4 million in the current year quarter as compared to the prior year quarter, as total buys increased 19%. The increase in revenue is primarily attributable to WrestleMania, which accounts for approximately 60% of this revenue growth. Revenues from our non-WrestleMania pay-per-view events increased 28% based on a combined 20% increase in buys and a 6% increase in average revenue per buy. The increase in revenue per buy is partially attributable to higher retail prices charged for viewing our events in high definition. Cost of revenues for pay-per-view increased by $2.9 million from the prior year quarter, primarily driven by higher talent related expenses of $2.2 million driven by increased revenues. The pay-per-view profit contribution margin increased to 49% from 47% in the prior year quarter.
     Television rights fees increased by $0.4 million in the current quarter as compared to the prior year quarter. Internationally, our television rights fees increased by $0.6 million primarily due to renewals and contractual increases with our international television distributors. Domestically, television rights fees decreased by $0.2 million, primarily due to the absence of rights fees from our WWE Superstars program offset by contractual increases from our existing programs. Television rights cost of revenues increased by $2.2 million as compared to the prior year quarter due to higher costs related to staging and other direct costs. The television rights fee profit contribution margin decreased to 34% from 40% in the prior year quarter.
     The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions):

	Three Months Ended
	June 30,	June 30,	better
Revenues-Consumer Products	2012	2011	(worse)
Licensing	$6.6	$12.0	(45)%
Magazine publishing	$1.3	$1.6	(19)%
Net units sold	468,700	469,900	—%
Home video	$7.8	$7.5	4%
Gross units shipped	837,200	917,000	(9)%
Other	$0.4	$0.5	(20)%
Total	$16.1	$21.6	(25)%

	Three Months Ended
	June 30,	June 30,	better
Profit Contribution-Consumer Products	2012	2011	(worse)
Licensing	$4.8	$8.9	(46)%
Magazine publishing	0.1	(0.2)	150%
Home video	3.7	3.0	23%
Other	0.1	0.3	(67)%
Total	$8.7	$12.0	(28)%
Profit contribution margin	54%	56%

     Licensing revenues decreased by $5.4 million in the current quarter as compared to the prior year quarter, as a result of weaker performances in our video game category as well as our toys category. Our video game licensing revenues decreased by $4.6 million in the current year quarter as compared to the prior year quarter, primarily due to one fewer release. WWE All Stars was originally released in March 2011 will not be refreshed in the current year. Licensing cost of revenues decreased by $1.3 million from the prior year quarter, primarily due to lower talent expenses of $1.1 million driven by decreased revenues. The licensing profit contribution margin decreased to 73% from 74% in the prior year quarter.
     Magazine publishing revenues decreased by $0.3 million in the current quarter as compared to the prior year quarter, driven by weaker newsstand demand as a result of the continued overall decline in the magazine publishing industry and one fewer issue in the current year as compared to the prior year quarter. We published three issues of WWE Magazine and two issues of WWE Kids magazine in the current year period as compared to two issues of WWE Magazine, two issues of WWE Kids magazine and two special issues in the prior year quarter. Net units sold decreased slightly. Magazine publishing cost of revenues decreased by $0.6 million, primarily as a result of the 27% decrease in production. Publishing profit contribution margin increased to 8% from a loss of 13% in the prior year quarter.
     Home video revenues increased by $0.3 million in the current quarter as compared to the prior year quarter, primarily due to the recognition of minimum guarantees from our international licensing activities. Domestic home video revenues was essentially unchanged from the prior year quarter, as lower home video revenues was offset by increased digital sales. Home video cost of revenues decreased by $0.4 million from the prior year quarter due to decreased production costs. Home video profit contribution margin increased to 47% from 40% in the prior year quarter, primarily due to improved sell-through.
     The following tables present the performance results for our Digital Media segment (dollars in millions except where noted):

	Three Months Ended
	June 30,	June 30,	better
Revenues-Digital Media	2012	2011	(worse)
WWE.com	$4.8	$3.4	41%
WWEShop	3.0	2.8	7%
Total	$7.8	$6.2	26%
Average WWEShop revenues per order (dollars)	$48.70	$46.71	4%

	Three Months Ended
	June 30,	June 30,	better
Profit Contribution-Digital Media	2012	2011	(worse)
WWE.com	$2.2	$1.6	38%
WWEShop	0.8	0.2	300%
Total	$3.0	$1.8	67%
Profit contribution margin	38%	29%

     WWE.com revenues increased by $1.4 million in the current quarter as compared to the prior year quarter, driven by increased rights fees associated with the licensing of original content to YouTube. Content provided under this new agreement included original short-form programs with popular appeal, such as Backstage Fallout and WWE Inbox. WWE.com cost of revenues increased by $0.8 million in the current quarter due to increased expenses related to web content and network engineering. WWE.com profit contribution margin decreased to 46% in the current quarter from 47% in the prior year quarter.
     WWEShop revenues increased by $0.2 million in the current quarter compared to the prior year quarter, driven by a 4% increase in average revenues per order combined with a 7% increase in the number of orders processed. WWEShop cost of revenues decreased by $0.4 million in the current quarter as the prior year cost of revenues included $0.5 million in costs related to fraudulent order activity. WWEShop profit contribution margin increased to 27% in the current quarter from 7% in the prior year quarter.
WWE Studios
     The following table presents detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended June 30,
	Release	Production	June 30,	Inception to-date		Revenue		Profit (Loss)
Title	Date	Costs*	2012	Revenue	Profit (Loss)	2012	2011	2012	2011
Self - Distributed Films
Bending The Rules	Mar 2012	$5.5	$0.9	$1.2	$(4.3)	$0.2	$ N/A	$—	$ N/A
The Reunion	Oct 2011	6.9	1.8	2.1	(4.7)	(0.1)	N/A	(0.1)	N/A
Inside Out	Sept 2011	5.1	1.2	1.9	(3.4)	0.1	N/A	0.2	N/A
That's What I Am	April 2011	4.7	0.4	0.9	(4.9)	—	1.6	—	(4.1)
The Chaperone	Mar 2011	5.8	0.7	4.2	(3.8)	—	0.5	0.1	(0.2)
Knucklehead	Oct 2010	6.4	0.7	4.3	(4.1)	—	(0.1)	(0.1)	—
Legendary	Sept 2010	5.3	1.6	6.5	(2.1)	—	0.3	(0.3)	—
		39.7	7.3	21.1	(27.3)	0.2	2.3	(0.2)	(4.3)
Licensed Films
Marine 2	Dec 2009	2.3	0.7	2.5	0.9	0.1	0.2	0.1	—
12 Rounds	Mar 2009	19.7	5.4	11.5	(2.9)	—	1.6	—	0.1
BELC 3	Jan 2009	2.5	0.2	2.5	0.2	0.1	0.1	0.1	—
The Condemned	May 2007	17.5	—	10.9	(6.5)	—	0.1	—	0.1
The Marine	Oct 2006	20.2	0.1	37.8	15.1	—	—	—	—
See No Evil	May 2006	10.4	0.4	7.1	(2.9)	—	—	—	—
Other		—	—	0.2	0.2	0.2	—	0.1
		72.6	6.8	72.5	4.1	0.4	2.0	0.3	0.2
Completed but not released		10.3	7.5	—	(2.8)	—	—	(0.6)	—
In production		—	0.8	—	—	—	—	—	—
In development		—	0.9	—	(3.1)	—	—	—	—
Total		$122.6	$23.3	$93.6	$(29.1)	$0.6	$4.3	$(0.5)	$(4.1)
*     Production costs are presented net of the associated benefit of production incentives.
At June 30, 2012, the Company had $23.3 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on the Consolidated Balance Sheets. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film’s estimated fair value using a discounted cash flows model.
Revenue recognition for our feature films varies depending on the method of distribution and the extent of control the Company exercises over the distribution and related expenses. We exercise significant control over our self-distributed films and as a result, we record revenues and related expenses on a gross basis in our financial statements. Third-party distribution partners control the distribution and marketing of our licensed films, and as a result, we recognize revenues on a net basis after the third-party distributor recoups distribution fees and expenses and results have been reported to us. This typically occurs in periods subsequent to the initial release of the film.
WWE Studios revenues decreased $3.7 million in the current quarter as compared to the prior year quarter, primarily due to the relative performance and timing of releases of feature films from our movie portfolio. There were no new releases in the current year quarter. In the prior year quarter, we released That's What I Am. Revenues from our previously released self-distributed films decreased by $2.1 million in the current year quarter while revenues for our six licensed films decreased $1.6 million.
WWE Studios cost of revenues decreased $7.3 million in the current quarter as compared to the prior year quarter, partially as a result of recording a $3.3 million impairment charge in the prior year quarter for the film That's What I Am. There was no impairment charge recorded in the current year quarter. Excluding the impact of impairment, film losses decreased to $0.5 million compared to $0.8 million. Distribution expenses decreased $1.8 million in the current quarter as compared to the prior year quarter, due to the timing of film releases. In addition, amortization of production assets decreased $1.1 million for our self-distributed films and $1.1 million for our licensed films in the current quarter as compared to the prior year quarter.
Selling, General and Administrative
     The following table presents the amounts and percent change of certain significant overhead items (dollars in millions):

	Three Months Ended
	June 30, 2012	June 30, 2011	better (worse)
Staff related	$16.0	$13.5	(19)%
Legal, accounting and other professional	4.6	3.8	(21)%
Travel and entertainment expense	1.4	1.3	(8)%
Advertising, marketing and promotion	1.3	1.5	13%
Corporate insurance	1.0	0.7	(43)%
Stock compensation	0.6	1.5	60%
Bad debt (recovery)	0.1	0.1	—%
All other	6.8	6.6	(3)%
Total SG&A	$31.8	$29.0	(10)%
SG&A as a percentage of net revenues	22%	20%
     Selling, general and administrative expenses increased by 10% in the current quarter compared to the prior year quarter. Staff related expenses increased primarily due to the hiring of staff to create new programming to support our emerging content and distribution efforts during the current year quarter and increases in accrued management incentive compensation. The $0.8 million increase in legal, accounting and other professional fees in the current quarter is primarily due to commercial litigation. During the current quarter, we incurred $1.7 million in operating expenses associated with our emerging content and distribution efforts, including a potential network.

	Three Months Ended
	June 30, 2012	June 30, 2011	better (worse)
Depreciation and amortization	$4.8	$3.7	(30)%

     Depreciation expense for the current quarter reflects higher property and equipment balances due to the expansion of our content and distribution platforms.

	Three Months Ended
	June 30, 2012	June 30, 2011	better (worse)
Investment income	$0.5	$0.5	—%
Interest expense	(0.4)	—	(100)%
Other expense, net	(1.0)	(0.5)	(100)%

     Interest expense for the current quarter includes the amortization of loan origination costs and a fee on the unused portion of our revolving credit facility established in late 2011. Other income, net for the current quarter includes realized foreign exchange gains and losses, and certain non-income related taxes.

	Three Months Ended
	June 30, 2012	June 30, 2011	better (worse)
Provision for income taxes	$6.8	$6.7	(1)%
Effective tax rate	36%	32%

          The current quarter effective tax rate was negatively impacted by an audit settlement payment in excess of previously reserved amounts. The prior year quarter effective tax rate was positively impacted by a $0.6 million benefit recorded relating to the shutdown of a Canadian subsidiary.

Results of Operations
Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011
(Dollars in millions, except as noted)
Summary

	Six Months Ended
	June 30, 2012	June 30, 2011	better (worse)
Net Revenues:
Live and Televised Entertainment	$192.8	$180.9	7%
Consumer Products	51.6	56.4	(9)%
Digital Media	14.9	12.3	21%
WWE Studios	5.4	12.9	(58)%
Total	264.7	$262.5	1%
Profit Contribution:
Live and Televised Entertainment	73.5	71.2	3%
Consumer Products	33.2	33.6	(1)%
Digital Media	5.7	3.3	73%
WWE Studios	(1.5)	(7.7)	81%
Total	110.9	100.4	10%
Profit contribution margin	42%	38%
Selling, general and administrative expenses	66.5	58.9	(13)%
Depreciation and amortization expense	8.8	7.3	(21)%
Operating income	35.6	34.2	4%
Investment income, net	1.0	1.0	—%
Interest expense	(0.9)	(0.1)	(800)%
Other expense, net	(0.5)	(0.4)	(25)%
Income before income taxes	35.2	34.7	1%
Provision for income taxes	7.9	11.8	33%
Net income	$27.3	$22.9	19%

     The comparability of our results in the current period was positively impacted by a $3.7 million tax benefit relating to previously unrecognized tax benefits. We also incurred $3.8 million in operating expenses associated with our emerging content and distribution efforts in the current year period and recorded a $0.8 million impairment charge relating to our feature film Bending the Rules, compared to a $6.1 million impairment charge for two feature films, 12 Rounds and That's What I Am, in the same period of the prior year.
     Our Live and Televised Entertainment segment revenues increased primarily due to the increased revenues in our pay-per-view and live events business of 13% and 5%, respectively. Our Consumer Products segment experienced a 9% increase in home video revenue, reflecting increased sell-through rates as compared to the prior year. This was offset by declines in our magazine publishing business and licensing business. Our Digital Media segment experienced a 21% increase in revenues, driven by increases in online rights fees and online advertising revenue. Our WWE Studios segment reflected a $7.5 million decrease in revenue primarily due to the timing of our film releases, with one film released in the current year period compared to two films released in the prior year period.

   The following tables present the performance results and key drivers for our Live and Televised Entertainment segment:

	Six Months Ended
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	June 30, 2012	June 30, 2011	better(worse)
Live events	$57.6	$54.8	5%
North America	$41.2	$38.0	8%
International	$16.4	$16.8	(2)%
Total live event attendance	1,004,200	1,072,400	(6)%
Number of North American events	126	130	(3)%
Average North American attendance	6,300	6,500	(3)%
Average North American ticket price (dollars)	$46.88	$42.14	11%
Number of international events	36	34	6%
Average international attendance	5,700	6,800	(16)%
Average international ticket price (dollars)	$69.59	$65.39	6%
Venue merchandise	$10.5	$10.8	(3)%
Domestic per capita spending (dollars)	$10.57	$10.66	(1)%
Pay-per-view	$54.3	$47.9	13%
Number of pay-per-view events	6	6	—%
Number of buys from pay-per-view events	2,582,000	2,288,000	13%
Average revenue per buy (dollars)	$20.76	$20.30	2%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	—
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	—
Television rights fees	$64.9	$63.6	2%
Domestic	$39.4	$39.1	1%
International	$25.5	$24.5	4%
Other	$5.5	$3.8	45%
Total live and televised entertainment	$192.8	$180.9	7%
Ratings
Average weekly household ratings for RAW	3.5	3.7	(5)%
Average weekly household ratings for SmackDown	2.1	1.8	17%

	Six Months Ended
Profit Contribution-Live and Televised Entertainment (dollars in millions)	June 30, 2012	June 30, 2011	better(worse)
Live events	$18.6	$16.8	11%
Venue merchandise	4.3	4.8	(10)%
Pay-per-view	27.9	24.1	16%
Television rights	24.9	26.0	(4)%
Other	(2.2)	(0.5)	(340)%
Total	$73.5	$71.2	3%
Profit contribution margin	38%	39%

     Live events revenues increased by $2.8 million in the current year period as compared to the prior year period. Our North

American live events business increased by $3.2 million, primarily due to the strong performance of our annual WrestleMania event during the current year period compared to the prior year period. Average ticket prices for our North America events increased by 11% to $46.88. We also experienced an increase in sponsorship revenues of $0.8 million, which was partially offset by a $0.3 million decrease in revenues due to four fewer North American events. Our international live events business decreased by $0.4 million, primarily driven by weak attendance at our events held in Mexico and changes in territory mix, as we held our first live event in Brazil, a market with long-term strategic importance. This decrease was offset by the successful performance of our inaugural tour in Abu Dhabi during the first quarter of 2012. Average attendance at our international events declined 16% to 5,700 attendees and international ticket prices increased slightly by 6% in the current period as compared to the prior year period. Cost of revenue for live events increased by $1.0 million, primarily reflecting additional sponsorship expenses. The live events profit contribution margin was 32% and 31% and in the current and prior year periods, respectively.
     Venue merchandise revenues decreased by $0.3 million in the current year period as compared to the prior year period. This decrease is primarily due to lower average North America attendance in the current period of 3% as compared to the prior year period. Cost of revenue for venue merchandise increased by $0.2 million from the prior year period, driven by increased costs of materials. The venue merchandise profit contribution margin decreased to 41% from 44% in the prior year period.
     Pay-per-view revenues increased by 13% from the prior year period, primarily due to a 13% increase in total buys and a 2% increase in average revenue per buy. The increase in the average revenue per buy is attributable to incremental fees charged for viewing our events in high definition. Cost of revenues for pay-per-view increased by $2.6 million from the prior year period, driven primarily by an increase of $2.1 million related to talent expenses. The pay-per-view profit contribution margin increased to 51% from 50% in the prior year period.
     Television rights fees increased by $1.3 million in the current year period as compared to the prior year period. Domestically, television rights fees increased by $0.3 million, primarily due to an increase in retransmission royalties and contractual rights fee increases for our RAW and SmackDown programs. This was partially offset by the absence of rights fees from our WWE Superstars program, which moved to WWE.com in April 2011. Internationally, our television rights fees increased by $1.0 million, primarily due to renewals and contractual increases with our international television distributors. Television rights cost of revenues increased by $2.4 million due to higher direct costs including staff related expenses as compared to the prior year period. The television rights fee profit contribution margin decreased to 38% from 41% in the prior year period.
     The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions):

	Six Months Ended
	June 30,	June 30,	better
Revenues-Consumer Products	2012	2011	(worse)
Licensing	$30.8	$35.9	(14)%
Magazine publishing	$2.7	$3.8	(29)%
Net units sold	958,400	1,083,000	(12)%
Home video	$17.0	$15.6	9%
Gross units shipped	1,667,200	1,789,500	(7)%
Other	$1.1	$1.1	—%
Total	$51.6	$56.4	(9)%

	Six Months Ended
	June 30,	June 30,	better
Profit Contribution-Consumer Products	2012	2011	(worse)
Licensing	$23.4	$26.6	(12)%
Magazine publishing	0.1	(0.2)	150%
Home video	9.5	6.8	40%
Other	0.2	0.4	(50)%
Total	$33.2	$33.6	(1)%
Profit contribution margin	64%	60%

     Licensing revenues decreased by $5.1 million in the current year period as compared to the prior year period, as weaker performance in our video game and toys categories were offset in part by increases in our collectible category. Our video game licensing revenues decreased by $6.1 million, primarily due to one fewer release, WWE All Stars, which was originally released in March 2011 and will not be refreshed in the current year. In addition, we experienced a 23% decline in unit shipments of our WWE ’12 release in the current period compared to unit shipments of our comparable video game release in the prior year period. The decline in unit shipments of our WWE ’12 release was due to difficult trends in our international markets, broader industry challenges and a reduction in the number of platforms supported by the current release. Our collectibles licensing revenues increased by $1.3 million primarily driven by the timing of the recognition of a minimum guarantee. Licensing cost of revenues decreased by $1.9 million from the prior year period, primarily due to lower talent royalties driven by the mix of products sold. The licensing profit contribution margin increased to 76% compared to 74% in the prior year period.
     Magazine publishing revenues decreased by $1.1 million in the current period as compared to the prior year period, driven by weaker newsstand demand as a result of the continued overall decline in the magazine publishing industry. Net units sold decreased by 12%, partially due to a decline in the number of issues published, while sell-through rates improved slightly. We published six issues of WWE Magazine, five issues of WWE Kids magazine and one special issue in the current period as compared to five, five and three, respectively, in the prior year period. Magazine publishing cost of revenues decreased by $1.4 million, primarily as a result of the 26% decrease in production. Publishing profit contribution margin increased to 4% in the current year period from a loss of 5% in the prior year period.
     Home video revenues increased by $1.4 million in the current period as compared to the prior year period primarily due to driven by higher than expected sell-through rates for prior period releases. Increases in our home video business were partially offset by a 7% decline in units shipped, and a 14% decline in average sales price per unit. We released twelve titles both in the current and prior year periods. Additionally, we experienced growth in international markets and digital sales of $0.3 million and $0.3 million, respectively. Home video cost of revenues decreased by $1.3 million from the prior year period due to decreased costs associated with talent royalties and duplication. Home video profit contribution margin increased to 56% from 44% in the prior year period, partially due to lower talent costs due to product mix and improved sell-through rates.
     The following tables present the performance results for our Digital Media segment (dollars in millions except where noted):

	Six Months Ended
	June 30,	June 30,	better
Revenues-Digital Media	2012	2011	(worse)
WWE.com	$8.7	$6.1	43%
WWEShop	6.2	6.2	—%
Total	$14.9	$12.3	21%
Average WWEShop revenues per order (dollars)	$48.15	$43.14	12%

	Six Months Ended
	June 30,	June 30,	better
Profit Contribution-Digital Media	2012	2011	(worse)
WWE.com	$4.0	$2.5	60%
WWEShop	1.7	0.8	113%
Total	$5.7	$3.3	73%
Profit contribution margin	38%	27%

     WWE.com revenues increased by $2.6 million in the current period as compared to the prior year period, primarily driven by a new programming agreement, which licenses original short-form content to YouTube. WWE.com cost of revenues increased by $1.1 million in the current period due to increased expenses related to engineering and web content. WWE.com profit contribution margin increased to 46% in the current period from 41% in the prior year period.
     WWEShop revenues remained flat in the current period compared to the prior year period, as a 12% increase in average revenues per order was offset by a decrease in the number of orders processed. WWEShop cost of revenues decreased by $0.9 million in the current period, primarily due to decreased material costs as a result of product mix and improved inventory management. WWEShop profit contribution margin increased to 27% in the current period from 13% in the prior year period.

WWE Studios
     The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Six Months Ended June 30,
	Release	Production	June 30,	Inception to-date		Revenue		Profit (Loss)
Title	Date	Costs*	2012	Revenue	Profit (Loss)	2012	2011	2012	2011
Self - Distributed Films
Bending The Rules	Mar 2012	$5.5	$0.9	$1.2	$(4.3)	$1.3	$ N/A	$(1.1)	$ N/A
The Reunion	Oct 2011	6.9	1.8	2.1	(4.7)	(0.3)	N/A	(0.5)	N/A
Inside Out	Sept 2011	5.1	1.2	1.9	(3.4)	(0.2)	N/A	(0.2)	N/A
That's What I Am	April 2011	4.7	0.4	0.9	(4.9)	—	1.6	—	(4.1)
The Chaperone	Mar 2011	5.8	0.7	4.2	(3.8)	0.2	3.6	0.1	(1.8)
Knucklehead	Oct 2010	6.4	0.7	4.3	(4.1)	0.1	0.3	(0.1)	(0.1)
Legendary	Sept 2010	5.3	1.6	6.5	(2.1)	0.2	0.8	(0.2)	—
		39.7	7.3	21.1	(27.3)	1.3	6.3	(2.0)	(6.0)
Licensed Films
Marine 2	Dec 2009	2.3	0.7	2.5	0.9	0.3	0.6	0.2	0.2
12 Rounds	Mar 2009	19.7	5.4	11.5	(2.9)	2.5	4.3	—	(2.7)
BELC 3	Jan 2009	2.5	0.2	2.5	0.2	0.2	0.3	0.1	—
The Condemned	May 2007	17.5	—	10.9	(6.5)	0.1	0.3	0.1	0.3
The Marine	Oct 2006	20.2	0.1	37.8	15.1	0.6	1.0	0.5	0.6
See No Evil	May 2006	10.4	0.4	7.1	(2.9)	0.2	0.1	—	—
Other		—	—	0.2	0.2	0.2	—	0.2	—
		72.6	6.8	72.5	4.1	4.1	6.6	1.1	(1.6)
Completed but not released		10.3	7.5	—	(2.8)	—	—	(0.6)	—
In production		—	0.8	—	—		—	—	—
In development		—	0.9	—	(3.1)	—	—	—	(0.1)
Total		$122.6	$23.3	$93.6	$(29.1)	$5.4	$12.9	$(1.5)	$(7.7)

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
     At June 30, 2012, the Company had $23.3 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on our balance sheet. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film’s estimated fair value using a discounted cash flows model. We updated ultimate revenue projections for the six months ended June 30, 2012, noting lower than expected home video revenue for our latest feature film Bending the Rules. As a result of the decline in expected profitability of our latest release, we prepared a discounted cash flow analysis to determine the fair value of the feature film production asset. This resulted in us recording an impairment charge of $0.8 million for the six months ended June 30, 2012. This impairment charge represents the excess of the recorded net carrying value over the estimated fair value. In the prior year period, we recorded impairment charges of $6.1 million, of which $2.8 million relates to 12 Rounds and $3.3 million relates to That's What I Am.
     WWE Studios revenues decreased $7.5 million in the current period as compared to the prior year period, primarily driven by timing of releases of our self-distributed films. In the current period, revenues from our newly released self-distributed film and our six other self-distributed films released in prior periods decreased $5.0 million as compared to the prior year period, while revenues for our six licensed films decreased $2.5 million. The decrease in the self-distributed films revenue was primarily due to lower home video revenues for our one release in the current period, Bending the Rules, compared to two prior year period releases, The Chaperone and That's What I Am. The decrease in revenue associated with licensed films was attributable to the timing of their releases. The majority of revenue in the prior year was driven by 12 Rounds which was originally released in 2009. We have not released a film under our licensed films model since 2009.
     WWE Studios cost of revenues decreased $13.7 million in the current period as compared to the prior year period. We recorded an impairment charge of $0.8 million in the current period compared to $6.1 million in the prior year period. Distribution expenses decreased $3.6 million in the current period as compared to the prior year period primarily due to the timing of our releases. In addition, amortization of production assets decreased $2.9 million for our self-distributed films and $1.9 million for our licensed films in the current period as compared to the prior year period.
Selling, General and Administrative
     The following table presents the amounts and percent change of certain significant overhead items (dollars in millions):

	Six Months Ended
	June 30, 2012	June 30, 2011	better (worse)
Staff related	$33.5	$30.5	(10)%
Legal, accounting and other professional	8.8	7.0	(26)%
Travel and entertainment expense	3.0	2.4	(25)%
Advertising, marketing and promotion	2.4	2.4	—%
Corporate insurance	2.0	1.5	(33)%
Stock compensation	1.3	2.5	48%
Bad debt (recovery)	0.9	(0.5)	(280)%
All other	14.6	13.1	(11)%
Total SG&A	$66.5	$58.9	(13)%
SG&A as a percentage of net revenues	25%	22%
     Selling, general and administrative expenses increased by 13% in the current period compared to the prior year period. Staff related expenses increased primarily due to the hiring of staff to create new programming to support our emerging content and distribution efforts. The $1.8 million increase in legal, accounting and other professional fees in the current period is primarily due to commercial litigation. We incurred $3.8 million in operating expenses associated with our emerging content and distribution efforts, including a potential network.

	Six Months Ended
	June 30, 2012	June 30, 2011	better (worse)
Depreciation and amortization	$8.8	$7.3	(21)%

     Depreciation expense for the current period reflects higher property and equipment balances due to purchases associated with the expansion of our content and distribution platforms.

	Six Months Ended
	June 30, 2012	June 30, 2011	better (worse)
Investment income	$1.0	$1.0	—%
Interest expense	(0.9)	(0.1)	(800)%
Other expense, net	(0.5)	(0.4)	(25)%

     Interest expense for the current period includes the amortization of loan origination costs and a fee on the unused portion of our revolving credit facility established in late 2011. Other income, net for the current period includes realized foreign exchange gains and losses, and certain non-income related taxes.

	Six Months Ended
	June 30, 2012	June 30, 2011	better (worse)
Provision for income taxes	$7.9	$11.8	33%
Effective tax rate	23%	34%

    The current period effective tax rate was positively impacted by the recognition of a benefit of $3.7 million relating to previously unrecognized tax benefits including interest. This primarily relates to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions.
Liquidity and Capital Resources
     We had cash and short-term investments of $170.2 million, $155.8 million and $169.2 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Our debt balances at the corresponding dates were $1.0 million, $1.6 million and $2.2 million, respectively.
     During 2011, we entered into a $200.0 million, three year senior unsecured revolving credit facility. As of July 31, 2012, we had no amounts outstanding under this facility.
     We believe that cash provided from operations, existing cash and investment balances and funds available from our revolving credit facility are sufficient to meet our operating requirements over the next 12 months. This includes dividends, feature film production requirements, projected capital expenditures, and additional operational costs associated with our increased content production and distribution initiatives including a potential network.
Cash Flows from Operating Activities
     Cash flows provided by operating activities for the six months ended June 30, 2012 and June 30, 2011 were $44.7 million and $39.3 million, respectively. The $4.4 million increase in net income in the current half of the year compared to the prior year period was partially driven by the increase in our pay-per view business. This was offset by a decrease in feature film impairments and amortization in our WWE Studios business, the impact of which does not directly correlate to improved cash flow, as the production spend to produce the films takes place in periods prior to release.
     We spent approximately $0.9 million more on the production of feature films in the current year period after consideration of tax incentives. In the current year period, we spent $5.6 million feature film production activities, compared to $7.5 million in the prior year period. In the current year period, we received $1.1 million in incentives related to feature film production. In the prior year period, we received $4.0 million in incentives related to feature film production activities.
     During the current year period, the Company spent $5.0 million to produce additional content for future distribution. These efforts were consistent with our previously announced plans to create additional content for distribution either on a network or other distribution platforms. These amounts are included in Television production assets on our Consolidated Balance Sheets. We anticipate spending approximately $5.0 million produce additional content during the remainder of the current year and incurring an additional $5.0 million to $10.0 million in incremental operating expenses to support these initiatives during the remainder of the current year.
     We anticipate spending between $5.0 million and $10.0 million on feature film production activities during the remainder of the current year. We anticipate receiving approximately $0.9 million in incentives relating to feature films investments during the remainder of the year.
     We did not receive any non-film related incentives in the current year period or prior year period. We anticipate receiving approximately $5.0 million to $8.0 million in non-film related incentives for the remainder of the year.
     During the six months ended June 30, 2012, we received a $7.5 million annual advance from one of our licensees; the corresponding payment relating to 2011 was received in December 2010. Additionally, during the current year, we received an $8.5 million refund relating to an overpayment of taxes in 2011; during the first half of the prior year, we received a comparable refund of $9.0 million relating to an overpayment of taxes in 2010.   The Company made approximately $4.6 million in tax payments during the six months ended June 30, 2012 in conjunction with the resolution of outstanding tax matters.
     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. As of June 30, 2012, we had one customer with a balance representing greater than 10% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.
Cash Flows from Investing Activities
     Cash flows used in investing activities were $12.8 million for six months ended June 30, 2012 and $14.4 million for the six months ended June 30, 2011. In the current year, we purchased $9.9 million of investment securities and had $19.6 million of maturities of investment securities. Included in the $19.6 million was $11.0 million of proceeds from auction rate securities that were called by their issuer at par.
Purchases of property and equipment and other assets for the six months ended June 30, 2012 were $17.5 million as compared to $6.8 million for the six months ended June 30, 2011. The increase in capital expenditures in the current period was primarily due to the expansion of our content production facilities in support of increased content production efforts.
    For the remainder of 2012, we anticipate spending between $10.0 million and $15.0 million on purchases of property and equipment and other assets, including $5.0 million to $10.0 million in support of the creation of new programming and increased production activities and content distribution. This amount may change based on the demand for content and distribution requirements.
      During the six months ended June 30, 2012, the Company invested $5.0 million in Series B Preferred Stock of Tout Industries, Inc. This investment is included in Investment Securities in our Consolidated Balance Sheets as of June 30, 2012.
We regularly assess potential strategic investments and acquisitions.
Cash Flows from Financing Activities
     Cash flows used in financing activities were $18.0 million and $30.0 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The decrease in cash flows used in financing activities was due primarily to a reduction in dividend payments. Total dividend payments on all Class A and Class B common shares in the first half ended June 30, 2012 were $17.9 million as compared to $30.0 million in the prior year first half. In April 2011, the Board of Directors adjusted the Company's quarterly dividend to $0.12 per share of common stock held by the Company’s Class A and Class B shareholders. Under the revised dividend policy, all Class A and Class B shares receive dividends in the amount of $0.12 per share, including members of the McMahon family. Our Board of Directors regularly evaluates the Company’s dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

     During 2011, we entered into a three year senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The revolving credit facility provides for a $200.0 million line of credit that expires in September 2014, unless extended. As of July 31, 2012 we had no amounts outstanding under this credit facility. Under the terms of the revolving credit facility, we are subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. In addition, the revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder. As of June 30, 2012, we are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.
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
Item 4. Controls and Procedures
     Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. No change in internal control over financial reporting occurred during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 16 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Item 1A. Risk Factors
     We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits
(a.)Exhibits
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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	August 7, 2012	By: /s/	George A. Barrios
George A. Barrios
Chief Financial Officer
(principal financial and accounting officer
and authorized signatory)