Form 10-Q
period 2012-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2012-11-06
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
At November 2, 2012 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 29,252,959 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 45,500,830.

World Wrestling Entertainment, Inc.

World Wrestling Entertainment, Inc.
Consolidated Income Statements
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net revenues	$104,197	$108,518	$368,913	$370,979

Cost of revenues (including amortization and impairments of feature film production assets of $2,132 and $8,151, respectively, and $7,776 and $23,832, respectively)	61,406	64,455	215,287	226,531
Selling, general and administrative expenses	32,459	24,567	98,920	83,485
Depreciation and amortization	5,307	3,593	14,046	10,872
Operating income	5,025	15,903	40,660	50,091

Investment income, net	635	484	1,679	1,458
Interest expense	(457)	(151)	(1,354)	(246)
Other expense, net	(203)	(661)	(746)	(1,082)

Income before income taxes	5,000	15,575	40,239	50,221
Provision for income taxes	1,473	4,984	9,440	16,760
Net income	$3,527	$10,591	$30,799	$33,461

Earnings per share:
Basic and diluted	$0.05	$0.14	$0.41	$0.45

Weighted average common shares outstanding:
Basic	74,681	74,328	74,542	74,142
Diluted	74,845	74,707	74,864	74,740

See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$3,527	$10,591	$30,799	$33,461
Other comprehensive income (loss):
Foreign currency translation adjustment	105	(313)	180	(122)
Unrealized holding gain (loss) (net of tax of $36 and ($70), respectively, and $516 and $63, respectively)	59	(114)	841	102
Reclassification adjustment for gains realized in net income (net of tax of $66 and $0, respectively, and $75 and $12, respectively)	(107)	—	(121)	(20)
Total other comprehensive income (loss)	57	(427)	900	(40)
Comprehensive income	$3,584	$10,164	$31,699	$33,421

See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,693	$52,491
Short-term investments, net	94,406	103,270
Accounts receivable (net of allowances for doubtful accounts and returns
of $12,891 and $12,561, respectively)	58,959	56,741
Inventory	2,189	1,658
Deferred income tax assets	10,994	11,122
Prepaid expenses and other current assets	12,867	14,461
Total current assets	232,108	239,743
PROPERTY AND EQUIPMENT, NET	100,833	96,562
FEATURE FILM PRODUCTION ASSETS, NET	22,790	23,591
TELEVISION PRODUCTION ASSETS	5,759	251
INVESTMENT SECURITIES	5,000	10,156
OTHER ASSETS	10,797	8,321
TOTAL ASSETS	$377,287	$378,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$1,262
Accounts payable and accrued expenses	42,261	46,283
Deferred income	22,895	21,709
Total current liabilities	65,156	69,254
LONG-TERM DEBT	—	359
NON-CURRENT INCOME TAX LIABILITIES	3,043	5,634
NON-CURRENT DEFERRED INCOME	6,999	8,234
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
29,244,199 and 28,254,874 shares issued and outstanding as of
September 30, 2012 and December 31, 2011, respectively)	293	283
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
45,500,830 and 46,163,899 shares issued and outstanding as of
September 30, 2012 and December 31, 2011, respectively)	455	462
Additional paid-in capital	340,652	338,414
Accumulated other comprehensive income	4,162	3,262
Accumulated deficit	(43,473)	(47,278)
Total stockholders’ equity	302,089	295,143
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$377,287	$378,624
See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES:
Net income	$30,799	$33,461
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization and impairments of feature film production assets	7,776	23,832
Depreciation and amortization	14,046	10,872
Realized gains on sale of investments	(196)	(32)
Amortization of bond premium	1,745	1,958
Amortization of debt issuance costs	461	51
Stock compensation costs	2,791	2,692
Provision for allowance for bad debts	1,204	17
Services provided in exchange for equity instruments	219	—
Loss on disposal of property and equipment	40	—
Provision for (benefit from) deferred income taxes	2,052	(4,348)
Excess tax benefits from stock-based payment arrangements	(6)	(138)
Changes in assets and liabilities:
Accounts receivable	(2,820)	2,866
Inventory	(531)	(347)
Prepaid expenses and other assets	(2,488)	1,905
Feature film production assets	(6,975)	(7,358)
Television production assets	(5,507)	—
Accounts payable and accrued expenses	(1,585)	(5,762)
Deferred income	(49)	(11,864)
Net cash provided by operating activities	40,976	47,805
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(26,697)	(10,466)
Purchases of short-term investments	(18,639)	(33,472)
Proceeds from sales and maturities of investments	37,271	25,314
Purchase of cost method investment	(5,000)	—
Net cash used in investing activities	(13,065)	(18,624)
FINANCING ACTIVITIES:
Repayments of debt	(1,621)	(868)
Debt issuance costs	—	(1,844)
Dividends paid	(26,845)	(38,879)
Issuance of stock, net	751	833
Excess tax benefits from stock-based payment arrangements	6	138
Net cash used in financing activities	(27,709)	(40,620)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	202	(11,439)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,491	69,823
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,693	$58,384
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment and other assets	$1,609	$—
See accompanying notes to consolidated financial statements.

World Wrestling Entertainment, Inc.
Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2011	28,255	$283	46,164	$462	$338,414	$3,262	$(47,278)	$295,143
Net income	—	—	—	—	—	—	30,799	30,799
Other comprehensive income	—	—	—	—	—	900	—	900
Stock issuances, net	326	3	—	—	(185)	—	—	(182)
Sale of Class B common stock	663	7	(663)	(7)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(584)	—	—	(584)
Dividends paid	—	—	—	—	149	—	(26,994)	(26,845)
Stock compensation costs	—	—	—	—	2,858	—	—	2,858
Balance, September 30, 2012	29,244	$293	45,501	$455	$340,652	$4,162	$(43,473)	$302,089

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
Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to amend the requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. The update revises the impairment assessment to remove the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The update also eliminates the requirement that an entity incorporate into fair value measurements used in impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence, if the information would not have been considered by market participants at the measurement date. This standard update is effective on or after December 15, 2012. Public companies are permitted to apply the guidance earlier, including for impairment assessment performance as of a date before October 24, 2012, if they have not yet issued financial statements for the most recent annual or interim periods. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

In December 2011, the FASB issued an accounting standards update that expands the disclosure requirements for the offsetting of assets and liabilities related to certain financial instruments and derivative instruments. The update requires disclosures to present both gross information and net information for financial instruments and derivative instruments that are eligible for net presentation due to a right of offset, an enforceable master netting arrangement or similar agreement. This standard update is effective for our fiscal year beginning on January 1, 2013. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.
In May 2011, the FASB issued an accounting standard update to amend fair value measurements and related disclosures. This update relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards ("IFRS") and U.S. GAAP. This update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The update also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. On January 1, 2012 we adopted this accounting standard update which did not have a material effect on our consolidated financial statements.
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
     During the nine months ended September 30, 2012, we granted 131,500 RSUs under our 2007 Omnibus Incentive Plan (the "Plan") at a weighted average grant date fair value of $9.31 per share. The Company will recognize $1,122 in compensation costs, net of estimated forfeitures over the requisite service period. During the nine months ended September 30, 2011, we granted 39,500 RSUs under the Plan at a weighted average grant date fair value of $12.64 per share. The Company will recognize $459 in compensation costs, net of estimated forfeitures over the requisite service period. At September 30, 2012, 142,353 RSU’s were unvested with a weighted average grant date fair of $10.12 per share. At September 30, 2011, 69,649 RSUs were unvested with a weighted average grant date fair value of $12.84 per share.
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
     During the nine months ended September 30, 2012, we awarded 622,700 PSUs under the Plan at a weighted average service inception date fair value of $9.14 per share. Stock compensation costs associated with these PSU's were re-measured at September 30, 2012 for the fair market value of the Company's stock and the increase in the anticipated attainment of the performance conditions. During the nine months ended September 30, 2011, we awarded 523,500 PSUs under the plan at a weighted average service inception date fair value of $12.35 per share. These awards were ultimately forfeited because the Company did not meet performance targets. At September 30, 2012, 684,550 PSUs were unvested with a weighted average fair value of $9.47. At September 30, 2011, 875,368 PSUs were unvested with a weighted average fair value of $13.32 per share.
     Stock compensation costs totaled $1,035 and $112 for the three months ended September 30, 2012 and 2011, respectively, and $2,791 and $2,650 for the nine months ended September 30, 2012 and 2011, respectively.

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
     We paid cash dividends of $8,970 and $8,928 for the three months ended September 30, 2012 and September 30, 2011, respectively. We paid cash dividends of $26,845 and $38,879 for the nine months ended September 30, 2012 and September 30, 2011, respectively.
4. Earnings Per Share
Net income per share of Class A and Class B common stock is computed in accordance with the two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive.
     The Company did not compute earnings per share using the two-class method for the three and nine months ended September 30, 2012, and for the three months ended September 30, 2011 as both classes of common stock received dividends at the same rate. The Company did not compute earnings per share using the two-class method for the nine months ended September 30, 2011, as there were no undistributed earnings during this period.
5. Segment Information
     As discussed in Note 1, the Company classifies its operations into four reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media and WWE Studios.
     We measure the performance of our reportable segments based upon segment operating income. We do not allocate our corporate overhead to our reportable segments, which includes the majority of selling, general and administrative expenses, depreciation and amortization of property and equipment. Starting in the second quarter of 2012, we began allocating certain staff related expenses, specifically stock compensation costs, management incentive compensation and medical benefits in our management reporting and, as such, we have prospectively included these costs in the calculation of operating income for our reportable segments. This change did not have a material impact on our reportable segments' operating income. Revenues from transactions between our operating segments are not material.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

Operating results by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net revenues:
Live and Televised Entertainment	$79,049	$78,139	$271,804	$259,077
Consumer Products	15,834	19,725	67,419	76,153
Digital Media	7,442	6,907	22,376	19,158
WWE Studios	1,872	3,747	7,314	16,591
Total net revenues	$104,197	$108,518	$368,913	$370,979
Operating income (loss):
Live and Televised Entertainment	$28,338	$30,843	$93,314	$94,337
Consumer Products	6,598	11,494	37,157	42,315
Digital Media	2,757	3,448	5,778	4,911
WWE Studios	(2,013)	(6,768)	(4,300)	(15,139)
Corporate	(30,655)	(23,114)	(91,289)	(76,333)
Total operating income	$5,025	$15,903	$40,660	$50,091
Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
North America	$79,972	$79,670	$278,343	$272,296
Europe/Middle East/Africa	9,465	14,085	51,584	57,021
Asia Pacific	13,284	12,587	30,144	29,307
Latin America	1,476	2,176	8,842	12,355
Total net revenues	$104,197	$108,518	$368,913	$370,979
     Revenues generated from the United Kingdom, our largest international market, totaled $4,809 and $24,387 for the three and nine months ended September 30, 2012, respectively, and $4,782 and $22,819 for the corresponding periods in 2011, respectively. The Company’s property and equipment was almost entirely located in the United States at September 30, 2012 and 2011.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

6. Property and Equipment
Property and equipment consisted of the following:

	As of
	September 30, 2012	December 31, 2011
Land, buildings and improvements	$92,784	$83,284
Equipment	91,294	84,335
Corporate aircraft	20,858	20,858
Vehicles	1,474	1,474
	206,410	189,951
Less accumulated depreciation	(105,577)	(93,389)
Total	$100,833	$96,562
     Depreciation expense for property and equipment totaled $5,045 and $13,559 for the three and nine months ended September 30, 2012, respectively, as compared to $3,480 and $10,522 for the corresponding periods in 2011, respectively.
7. Feature Film Production Assets
Feature film production assets consisted of the following:

	As of
	September 30, 2012	December 31, 2011
Feature film productions:
In release	$14,228	$16,686
Completed but not released	5,625	5,984
In production	2,183	—
In development	754	921
Total	$22,790	$23,591

Approximately 38% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 72% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production asset within four years as we receive revenues associated with international distribution of our licensed film.
     During the nine months ended September 30, 2012, we released two feature films under our self-distribution model, Bending the Rules and Barricade, which comprise $867 and $1,375, respectively, of our “In release” feature film assets, respectively, as of September 30, 2012. Under this distribution model, we control the distribution and marketing of these films. As a a result, we record revenues and expenses on a gross basis in our consolidated financial statements. We also record distribution expenses, including advertising and other exploitation costs, in our financial statements as incurred. During the nine months ended September 30, 2012, the Company entered into an agreement to co-distribute the feature film, The Day, domestically. The Company intends to recognize revenue generated by this film in a manner similar to how it recognizes revenue for its licensed films; on a net basis, after distribution fees and expenses have been recouped and expenses and results have been reported to us.
     During the nine months ended September 30, 2011, we released three feature films, The Chaperone, That's What I Am and Inside Out, which comprise $698, $397, and $1,233, respectively, of our “In release” feature film assets as of September 30, 2012. All of these films were released under our self-distribution model.
     Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the films estimated fair value using a discounted cash flows model. If fair value is less than amortized cost, the film is written down.
   We recorded an impairment charge of $754 during the first quarter of fiscal 2012, related to our feature film Bending the Rules. There were no other film impairments recorded for the nine months ended September 30, 2012. During the three months ended September 30, 2011, we recorded an aggregate impairment charge of $5,123 related to our three self-distributed films. During the nine months ended September 30, 2011, we recorded impairment charges of $11,173 related to our five self-distributed films. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.
We currently have two theatrical films designated as “Completed but not released”. We also have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three and nine months ended September 30, 2012, we expensed $448 and $1,045, respectively, and $315 and $395 for the corresponding periods in the prior year, respectively, of previously capitalized development costs related to abandoned projects.
8. Television Production Assets
     Television production assets consist primarily of episodic television series we have produced for distribution, either on a potential network or through other distribution platforms. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. We have $5,759 capitalized as of September 30, 2012 related to this type of programming. Costs to produce live event programming are expensed when the event is first broadcast. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we expense the remaining unamortized asset. During the three and nine months ended September 30, 2012 and 2011, we did not expense any television production assets.
9. Investment Securities and Short-Term Investments
On June 25, 2012, the Company invested $5,000 in Tout Industries, Inc. ("Tout") Series B Preferred Stock. This investment was accounted for under the cost method. We evaluate our investment in Tout for impairment if factors indicate that a significant decrease in value has occurred. No such indicators were noted during the three and nine months ended September 30, 2012. This investment is included in Investment Securities in our Consolidated Balance Sheets as of September 30, 2012. In July 2012, the Company entered into a two-year strategic partnership whereby WWE will fully integrate and promote Tout's technology platform into WWE's TV broadcasts, digital properties and live events. WWE is eligible to receive up to 11,250 shares of Tout common stock per quarter over the life of the two year agreement. During the quarter ended September 30, 2012, the Company achieved the required performance targets and recorded revenue of $219. The Company will receive the shares associated with this revenue in the fourth quarter which will be recorded as an increase to its investment in Tout.
     Investment securities and short-term investments measured at fair value consisted of the following:

	September 30, 2012				December 31, 2011
	Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value		Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value
Municipal bonds	$76,373	$719	$77,092	Municipal bonds	$82,456	$732	$83,188
Corporate bonds	17,233	81	17,314	Corporate bonds	20,331	(249)	20,082
Auction rate securities	—	—	—	Auction rate securities	11,000	(844)	10,156
Total	$93,606	$800	$94,406	Total	$113,787	$(361)	$113,426
     We classify the investments listed in the above table as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds and corporate bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

comprehensive income in the Consolidated Statements of Comprehensive Income. Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of September 30, 2012, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month-11 years
Corporate bonds	8 months-4 years
During the three and nine months ended September 30, 2012, available-for-sale securities were sold for total proceeds of $13,478 and $16,486, respectively. During the three months ended September 30, 2011, there were no sales of available-for sale securities. During the nine months ended September 30, 2011, available-for-sale securities were sold for total proceeds of $2,652. The gross realized gains on these sales totaled $173 and $196 and for the three and nine months ended September 30, 2012, respectively, and $0 and $33 for the corresponding periods in the prior year. During the three months ended September 30, 2012 and 2011, we had maturities and calls of available-for-sale securities of $4,175 and $3,155 respectively. During the nine months ended September 30, 2012 and 2011, we had maturities and calls of available for sale securities of $20,785 and $20,840 respectively. As of September 30, 2012, we had net unrealized holding gains on available-for-sale securities of $800 which are included in other comprehensive income. Of this amount we had gross unrealized holding gains of $844 and gross unrealized holding losses of $44. As of December 31, 2011, we had net unrealized holding losses on available-for-sale securities of $361 which are included in other comprehensive income. Of this amount, we had gross unrealized holding losses of $1,158 and gross unrealized holding gains of $797.
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

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at September 30, 2012					Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Municipal bonds	$77,092	$—	$77,092	$—	Municipal bonds	$83,188	$—	$83,188	$—
Corporate bonds	17,314	—	17,314	—	Corporate bonds	20,082	—	20,082	—
Auction rate securities	—	—	—	—	Auction rate securities	10,156	—	—	10,156
Total	$94,406	$—	$94,406	$—	Total	$113,426	$—	$103,270	$10,156
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
     We have historically classified our investment in auction rate securities ("ARS") within Level 3 as their valuation required substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. During the second quarter of fiscal 2012, our remaining ARS were called by their issuer at par.
     The table below includes a roll forward of our investment securities classified as Level 3 (significant unobservable inputs):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Fair value, Beginning	$—	$15,042	$10,156	$15,037
Unrealized gain (loss)	—	(231)	844	(226)
Proceeds from redemption of auction rate securities	—	—	(11,000)	—
Fair value, Ending	$—	$14,811	$—	$14,811
     The Company also has assets that are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when impairment is recognized. The Company recorded an impairment charge of $754 during the first quarter of fiscal 2012, on a feature film production asset based on a fair value measurement of $1,000. See Note 7, Feature Film Production Assets, for further discussion. During the three and nine months ended September 30, 2011, the Company recorded impairment charges of $5,123 and $11,173, respectively, on feature film production assets based on fair value measurements of $17,299. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The inputs to this model are the Company’s expected results for the film and a discount rate that market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party specialist who assists us in gathering the necessary inputs used in our model.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of
	September 30, 2012	December 31, 2011
Trade related	$4,916	$7,858
Payroll and related benefits	14,192	6,699
Talent related	8,756	11,872
Accrued event and television production	4,408	4,318
Accrued home video liability	1,500	2,710
Accrued legal and professional	1,691	1,937
Accrued purchases of property and equipment and other assets	1,609	5,302
Accrued film liability	531	1,047
Accrued other	4,658	4,540
Total	$42,261	$46,283
The increase in Payroll and related benefits is primarily due to the reset of management compensation in the current year. Accrued other includes accruals for our publishing and licensing business activities and other miscellaneous accruals, none of which exceeds 5% of current liabilities.
12. Senior Unsecured Revolving Credit Facility
     In 2011, the Company entered into a senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The credit facility provides for a $200,000 line of credit that expires in September 2014, unless extended. Applicable interest rates for the borrowings under the revolving credit facility are at a LIBOR-based rate plus 200 basis points or an alternate base rate plus 100 basis points. As of September 30, 2012, the LIBOR-based rate plus margin was 2.36%. In the event the utilization percentage of the facility exceeds 50%, the applicable margin for the LIBOR-based and alternate base rate borrowings will increase by 25 basis points. As of September 30, 2012, there are no amounts outstanding under the credit facility. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Borrowings under the credit facility are subject to certain financial covenants and certain restrictions. As of September 30, 2012, the Company is in compliance with the provisions of this credit facility.
13. Concentration of Credit Risk
     We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with customers and distributors and maintain allowances for anticipated losses as deemed appropriate. At September 30, 2012, we had one customer who represented 13% of our gross accounts receivable balance.
14. Income Taxes
     During the nine months ended September 30, 2012, we recognized $4,250 of previously unrecognized tax benefits. This primarily relates to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions. Included in the amount recognized was $1,493 of potential interest related to uncertain tax positions. The recognition of these amounts during the nine months ended September 30, 2012 resulted in an effective tax rate of 24% for the nine months ended September 30, 2012 as compared to 33% for the nine months September 30, 2011.
At September 30, 2012, we have $2,233 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. Of this amount, $2,223 is classified in Non-current income tax liabilities and the remaining $10 is classified in Accounts payable and accrued expense. At December 31, 2011, we had $10,733 of unrecognized tax benefits. Of this amount, $6,148 was classified in Accounts payable and accrued expenses and the remaining $4,585 was classified in Non-current income tax liabilities.

World Wrestling Entertainment, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

     We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $840 of accrued interest and penalties related to uncertain tax positions as of September 30, 2012. Essentially all of this amount is classified in Non-current income tax liabilities. At December 31, 2011, we had $2,861 of accrued interest and penalties related to uncertain tax positions. Of this amount, $1,812 was classified in Accounts payable and accrued expenses and the remaining $1,049 was classified in Non-current income tax liabilities.
We file income tax returns in the United States and various state, local and foreign jurisdictions. During 2012, the IRS completed an examination for tax year 2009. We are still subject to examination by the IRS for tax year 2008 and tax years after 2009. The Company also settled an outstanding examination with the State of Connecticut. This examination included tax years through 2010. In other jurisdictions, with few exceptions, we are subject to income tax examinations by tax authorities for years ending on or after December 31, 2009.
     Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $868 within 12 months of September 30, 2012.
15. Film and Television Production Incentives
     The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the three months ended September 30, 2012 and 2011, we received $478 and $92, respectively, of incentives relating to feature film productions which reduced the related assets. During the nine months ended September 30, 2012 and 2011, we received $1,626 and $6,067, respectively, of incentives relating to feature film productions which reduced the related assets. During the three and nine months ended September 30, 2012, we received $6,373 and $7,959, respectively of incentives relating to television production activities that was recorded as an offset to production expenses. During the three and nine months ended September 30, 2011, we received $6,565 of incentives relating to television production activities that was recorded as an offset to production expenses.
16. Commitments and Contingencies
Legal Proceedings
World Wide Fund for Nature
In the third quarter of 2012, this litigation was settled.  We believe the settlement will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.
Other Matters
We are involved in several suits and claims in the ordinary course of business, the outcome of which is not expected to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

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

Results of Operations
Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011
(Dollars in millions, except as noted)
Summary

	Three Months Ended
	September 30, 2012	September 30, 2011	better (worse)
Net Revenues:
Live and Televised Entertainment	$79.0	$78.1	1%
Consumer Products	15.8	19.8	(20)%
Digital Media	7.5	6.9	9%
WWE Studios	1.9	3.7	(49)%
Total	104.2	108.5	(4)%

Profit Contribution:
Live and Televised Entertainment	32.0	33.5	(4)%
Consumer Products	8.5	12.8	(34)%
Digital Media	3.8	3.8	—%
WWE Studios	(1.5)	(6.1)	75%
Total	42.8	44.0	(3)%
Profit contribution margin	41%	41%

Selling, general and administrative expenses	32.5	24.5	(33)%
Depreciation and amortization expense	5.3	3.6	(47)%
Operating income	5.0	15.9	(69)%
Investment income, net	0.6	0.5	20%
Interest expense	(0.4)	(0.1)	(300)%
Other expense, net	(0.2)	(0.7)	71%
Income before income taxes	5.0	15.6	(68)%
Provision for income taxes	1.5	5.0	70%
Net income	$3.5	$10.6	(67)%
     The comparability of our results for the current year quarter was impacted by the inclusion of $2.1 million of operating expenses in the current year quarter associated with our emerging content and distribution efforts, including a potential network. In the prior year quarter, there were no such expenses. Further, in the prior year quarter, we recorded an impairment charge of $5.1 million relating to three of our self-distribution feature films; there were no such impairments in the current year quarter.
     Our Live and Televised Entertainment segment revenues increased 1% primarily due to a $0.9 million increase in revenues in our venue merchandise business and a $0.5 million increase in revenues in our pay-per-view business. Our Consumer Products segment experienced a 20% decrease in revenues driven by a $1.2 million decline in multimedia game licensing revenues partially due to one fewer video game release in the current year. Our Digital Media segment experienced a 9% increase in revenues, primarily due to increased rights fees associated with the licensing of original short-form content to YouTube. Our WWE Studios segment experienced a $1.8 million decrease in revenue primarily due to the timing of our film releases.

The following tables present the performance results and key drivers for our Live and Televised Entertainment segment:

	Three Months Ended
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	September 30, 2012	September 30, 2011	better (worse)
Live events	$22.8	$23.0	(1)%
North America	$17.0	$14.2	20%
International	$5.8	$8.8	(34)%
Total live event attendance	426,200	424,600	—%
Number of North American events	70	64	9%
Average North American attendance	5,200	4,900	6%
Average North American ticket price (dollars)	$42.73	$41.34	3%
Number of international events	7	15	(53)%
Average international attendance	8,400	7,200	17%
Average international ticket price (dollars)	$98.23	$80.08	23%
Venue merchandise	$4.5	$3.6	25%
Domestic per capita spending (dollars)	$10.28	$10.18	1%
Pay-per-view	$16.3	$15.8	3%
Number of pay-per-view events	3	3	—%
Number of buys from pay-per-view events	789,000	758,000	4%
Average revenue per buy (dollars)	$20.57	$20.76	(1)%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	—%
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	—%
Television rights fees	$34.0	$34.0	—%
Domestic	$21.3	$19.9	7%
International	$12.7	$14.1	(10)%
Other	$1.4	$1.7	(18)%
Total Live and Televised Entertainment	$79.0	$78.1	1%
Ratings
Average weekly household ratings for RAW	3.4	3.4	—%
Average weekly household ratings for SmackDown	2.2	2.1	5%

	Three Months Ended
Profit Contribution-Live and Televised Entertainment (dollars in millions)	September 30, 2012	September 30, 2011	better (worse)
Live events	$5.8	$5.9	(2)%
Venue merchandise	1.8	1.4	29%
Pay-per-view	10.0	10.2	(2)%
Television rights fees	15.7	16.6	(5)%
Other	(1.3)	(0.6)	(117)%
Total	$32.0	$33.5	(4)%
Profit contribution margin	41%	43%

     Overall live events revenues remained relatively flat in the current year quarter as compared to the prior year quarter. Revenues from our North America live events business increased $2.8 million or 20% reflecting increases in the number of events, average attendance and average ticket prices. Our international live events business decreased $3.0 million primarily the result of WWE holding half the number of events it did in the comparable prior year period. This impact however was mitigated by a 17% increase in average attendance and a 23% increase in average ticket prices. Cost of revenue for live events decreased by $0.1 million from the prior year quarter. The live events profit contribution margin was 25% in the current year quarter compared to 26% in the prior year quarter.
     Venue merchandise revenues increased by $0.9 million in the current year quarter as compared to the prior year quarter. This 25% increase was primarily due to a 26% increase in total domestic attendance and a 1% increase in domestic per capita merchandise sales to $10.28 in the current year quarter. Cost of revenue for venue merchandise increased by $0.5 million from the prior year quarter, driven by the increased sales. The venue merchandise profit contribution margin increased to 40% from 39% in the prior year quarter.
     Pay-per-view revenues increased by $0.5 million in the current year quarter as compared to the prior year quarter, as total buys increased 4%. The growth in buys for our current period events was predominantly due to our SummerSlam pay-per-view. Buys for that event increased 21% from the prior year quarter, demonstrating its creative strength and audience appeal. The prior year was positively impacted by buys for WrestleMania, a prior period event, coming in greater than our estimate. Cost of revenues for pay-per-view increased by $0.7 million from the prior year quarter, primarily driven by higher promotion and advertising related expenses. The pay-per-view profit contribution margin decreased to 61% from 65% in the prior year quarter.
     Television rights fees remained flat at $34.0 million in both the current and prior year comparable quarter. Domestically, television rights fees increased by $1.4 million, primarily due to incremental license fees from the production and distribution of new programs and contractual increases from our existing programs partially offset by the reduction in production service fees and due to the mix of integrated sponsorship asset utilization. Internationally, our television rights fees decreased by $1.4 million primarily due the expiration of a licensing agreement. Television rights cost of revenues increased by $0.9 million as compared to the prior year quarter due to higher production costs. The television rights fee profit contribution margin decreased to 46% from 49% in the prior year quarter.
     The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions):

	Three Months Ended
Revenues-Consumer Products	September 30, 2012	September 30, 2011	better (worse)
Licensing	$7.1	$9.0	(21)%
Magazine publishing	$1.6	$1.9	(16)%
Net units sold	533,300	593,600	(10)%
Home video	$6.4	$8.3	(23)%
Gross units shipped	933,100	686,000	36%
Other	$0.7	$0.6	17%
Total	$15.8	$19.8	(20)%

	Three Months Ended
Profit Contribution-Consumer Products	September 30, 2012	September 30, 2011	better(worse)
Licensing	$5.3	$6.8	(22)%
Magazine publishing	0.2	0.2	—%
Home video	2.8	5.7	(51)%
Other	0.2	0.1	100%
Total	$8.5	$12.8	(34)%
Profit contribution margin	54%	65%

     Licensing revenues decreased by $1.9 million in the current year quarter as compared to the prior year quarter, as a result of reduced sales of video games and novelty products. Royalties earned from the sale of video games declined by $1.2 million due primarily to one fewer release, WWE All Stars, in the current year period. WWE All Stars was released in March 2011 and was not refreshed in the current year. Shipments of our franchise video game, WWE'12, also declined 5% in the current year quarter to 127,000 units. Royalties from the sale of toys, however, increased 16%, or $0.5 million, reflecting the introduction of our Brawlin' Buddies toy by Mattel and strong domestic retail support. Licensing cost of revenues decreased by $0.4 million from the prior year quarter, primarily due to lower commission and talent participations driven by decreased revenues. The licensing profit contribution margin was 75% in the current year quarter compared to 76% in the prior year quarter.
     Magazine publishing revenues decreased by $0.3 million in the current year quarter as compared to the prior year quarter, driven by weaker newsstand demand as a result of the continued overall decline in the magazine publishing industry. We published three issues of WWE Magazine, three issues of WWE Kids magazine and one special issue both in the current year and prior year periods. Net units sold decreased by 10%. Magazine publishing cost of revenues decreased by $0.3 million, primarily as a result of a 23% decrease in unit production. Publishing profit contribution margin increased to 13% from 11% in the prior year quarter.
     Home video revenues decreased by $1.9 million in the current year quarter as compared to the prior year quarter. The 23% decline in revenue reflected a reduction in average unit price and lower sell-through rates that was partially offset by an increase in shipments. Although shipments increased 36% to 933,100 units, a majority of this growth was derived from lower priced new releases and catalog titles; the resulting change in product mix contributed to a 16% reduction in average price to $11.01. In the prior year quarter, we received a retroactive price adjustment of $1.1 million from one of our suppliers. The impact of this pricing adjustment was the primary reason for the deterioration in the home video profit contribution margin to 44% from 69%.
     The following tables present the performance results for our Digital Media segment (dollars in millions except where noted):

	Three Months Ended
Revenues-Digital Media	September 30, 2012	September 30, 2011	better (worse)
WWE.com	$4.8	$3.7	30%
WWEShop	2.7	3.2	(16)%
Total	$7.5	$6.9	9%
Average WWEShop revenues per order (dollars)	$47.77	$46.94	2%

	Three Months Ended
Profit Contribution-Digital Media	September 30, 2012	September 30, 2011	better (worse)
WWE.com	$3.4	$2.9	17%
WWEShop	0.4	0.9	(56)%
Total	$3.8	$3.8	—%
Profit contribution margin	51%	55%
     WWE.com revenues increased by $1.1 million in the current year quarter as compared to the prior year quarter, driven by increased rights fees associated with the licensing of original content to YouTube. WWE.com cost of revenues increased by $0.6 million in the current year quarter due to increased expenses related to the production and integration of new content. WWE.com profit contribution margin decreased to 71% in the current year quarter from 78% in the prior year quarter.
     WWEShop revenues decreased by $0.5 million in the current year quarter compared to the prior year quarter, driven by a 21% decline in the volume of on-line merchandise sales to approximately 54,000 orders. The decline reflected a comparison to strong sales and effective merchandising of certain talent-specific products in the prior year quarter. The average revenue per order increased 2% to $47.77. WWEShop costs of revenues were both $2.3 million in the current and prior year quarters. WWEShop profit contribution margin decreased to 15% in the current year quarter from 28% in the prior year quarter primarily due to integration costs from the change to a new fulfillment service provider in the current year quarter.

WWE Studios
     The following table presents detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended September 30,
			Sept 30,	Inception to-date		Revenue		Profit (Loss)
Title	Release Date	Production Costs*	2012	Revenue	Profit (Loss)	2012	2011	2012	2011
Self - Distributed Films
Barricade	Sept 2012	$3.9	$1.4	$0.9	$(2.7)	$0.9	$ N/A	$(0.5)	$ N/A
No Holds Barred	July 2012	—	—	0.5	0.2	0.5	N/A	0.2	N/A
Bending The Rules	Mar 2012	5.5	0.9	0.8	(4.7)	(0.4)	N/A	(0.4)	N/A
The Reunion	Oct 2011	6.9	1.8	2.0	(4.8)	(0.1)	N/A	(0.1)	N/A
Inside Out	Sept 2011	5.1	1.2	1.6	(3.8)	(0.3)	1.0	(0.4)	(3.4)
That's What I Am	April 2011	4.7	0.4	0.9	(4.9)	—	(0.4)	—	(0.6)
The Chaperone	Mar 2011	5.8	0.7	4.2	(3.8)	—	0.4	—	(1.2)
Knucklehead	Oct 2010	6.4	0.7	4.3	(4.1)	—	—	—	(1.3)
Legendary	Sept 2010	5.3	1.5	6.5	(2.1)	—	(0.1)	—	(0.2)
		43.6	8.6	21.7	(30.7)	0.6	0.9	(1.2)	(6.7)
Licensed Films
Marine 2	Dec 2009	2.3	0.7	2.5	0.9	—	0.2	—	—
12 Rounds	Mar 2009	19.7	4.3	12.6	(2.9)	1.1	1.3	—	0.2
BELC 3	Jan 2009	2.5	0.2	2.5	0.2	—	0.2	—	—
The Condemned	May 2007	17.5	—	10.9	(6.5)	—	0.2	—	0.2
The Marine	Oct 2006	20.2	0.1	38.0	15.3	0.2	0.8	0.2	0.6
See No Evil	May 2006	10.4	0.4	7.1	(2.9)	—	0.1	—	—
Other		—	—	0.2	0.2	—	—	—
		72.6	5.7	73.8	4.3	1.3	2.8	0.2	1.0
Completed but not released		10.3	5.6	—	—	—	—	—	—
In production		—	2.2	—	—	—	—	—	—
In development		—	0.7	—	(4.2)	—	—	(0.5)	(0.4)
Total		$126.5	$22.8	$95.5	$(30.6)	$1.9	$3.7	$(1.5)	$(6.1)
*     Production costs are presented net of the associated benefit of production incentives.
At September 30, 2012, the Company had $22.8 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on our Consolidated Balance Sheet. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than amortized cost, the film is written down.
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

   WWE Studios revenues decreased $1.8 million in the current year quarter as compared to the prior year quarter, primarily due to the relative performance and timing of releases of feature films from our movie portfolio. Revenues from our self-distributed films decreased $0.3 million while revenues for our licensed films decreased $1.5 million in the current year quarter as compared to the prior year quarter. The decrease in revenue associated with our self-distributed films was attributable to the relative performance and timing of releases from our movie portfolio. The decrease in revenue associated with licensed films is primarily attributable to the age our film library, with the most recent film having been release in 2009.
WWE Studios cost of revenues decreased $6.4 million in the current year quarter as compared to the prior year quarter, partially as a result of recording a $5.1 million impairment charge in the prior year quarter. There was no impairment charge recorded in the current year quarter. Excluding the impact of the impairment charge in the prior year quarter, cost of revenues decreased to $3.4 million compared to $4.7 million. Distribution expenses decreased $0.4 million in the current year quarter as compared to the prior year quarter, due to the timing of film releases. In addition, amortization of production assets decreased $0.3 million for our self-distributed films and $0.6 million for our licensed films in the current year quarter as compared to the prior year quarter due to the decreases in revenue as assets are amortized in proportion as revenue received relates to expected revenue.
During the three months ended September 30, 2012, the Company entered into an agreement to co-distribute the feature film, The Day, domestically. The Company intends to recognize revenue generated by this film in a manner similar to how it recognizes revenue for its licensed films; on a net basis, after distribution fees and expenses have been recouped and expenses and results have been reported to us.
Selling, General and Administrative
     The following table presents the amounts and percent change of certain significant overhead items (dollars in millions):

	Three Months Ended
	September 30, 2012	September 30, 2011	better (worse)
Staff related	$15.1	$15.1	—%
Management incentive compensation	3.1	(2.6)	(219)%
Legal, accounting and other professional	3.9	4.0	3%
Travel and entertainment expense	1.4	1.2	(17)%
Advertising, marketing and promotion	1.5	0.9	(67)%
Corporate insurance	0.8	1.0	20%
Bad debt	0.3	0.5	40%
All other	6.4	4.4	(45)%
Total SG&A	$32.5	$24.5	(33)%
SG&A as a percentage of net revenues	31%	23%
     Selling, general and administrative expenses increased by 33% in the current year quarter compared to the prior year quarter. Management incentive compensation in the current year quarter, including bonus and stock compensation, increased $5.7 million to reflect amounts expected to be paid based on the Company's operating performance. The prior year third quarter reflects the reversal of amounts previously accrued as it was determined that the Company would not meet performance targets. WWE also incurred $2.1 million in operating expenses during the current year quarter associated with our emerging content and distribution efforts, including a potential network.
Depreciation and Amortization

	Three Months Ended
	September 30, 2012	September 30, 2011	better (worse)
Depreciation and amortization	5.3	$3.6	(47)%

     Depreciation expense for the current year quarter reflects higher property and equipment balances due to the expansion of our content and distribution platforms.

Investment and Other Income (Expense)

	Three Months Ended
	September 30, 2012	September 30, 2011	better (worse)
Investment income, net	$0.6	$0.5	20%
Interest expense	(0.4)	(0.1)	(300)%
Other expense, net	(0.2)	(0.7)	71%
     Interest expense for the current year quarter includes the amortization of loan origination costs and a fee on the unused portion of our revolving credit facility established in September 2011. Other expense, net for the current period includes realized foreign exchange gains and losses.
Income Taxes

	Three Months Ended
	September 30, 2012	September 30, 2011	better (worse)
Provision for income taxes	$1.5	$5.0	70%
Effective tax rate	30%	32%

          The current and prior year quarter effective tax rates were positively impacted by the recognition of previously unrecognized tax benefits due to statutes of limitations expiring and the resolution of outstanding audits.

Results of Operations
Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011
(Dollars in millions, except as noted)
Summary

	Nine Months Ended
	September 30, 2012	September 30, 2011	better (worse)
Net Revenues:
Live and Televised Entertainment	$271.8	$259.0	5%
Consumer Products	67.4	76.2	(12)%
Digital Media	22.4	19.2	17%
WWE Studios	7.3	16.6	(56)%
Total	368.9	$371.0	(1)%
Profit Contribution:
Live and Televised Entertainment	105.4	104.7	1%
Consumer Products	41.7	46.4	(10)%
Digital Media	9.5	7.1	34%
WWE Studios	(3.0)	(13.8)	78%
Total	153.6	144.4	6%
Profit contribution margin	42%	39%
Selling, general and administrative expenses	98.9	83.4	(19)%
Depreciation and amortization expense	14.0	10.9	(28)%
Operating income	40.7	50.1	(19)%
Investment income, net	1.7	1.5	13%
Interest expense	(1.4)	(0.2)	(600)%
Other expense, net	(0.7)	(1.1)	36%
Income before income taxes	40.3	50.3	(20)%
Provision for income taxes	9.5	16.8	43%
Net income	$30.8	$33.5	(8)%

     The comparability of our results in the current period was positively impacted by a $4.2 million tax benefit relating to previously unrecognized tax benefits. We also incurred $5.9 million in operating expenses associated with our emerging content and distribution efforts in the current year period and recorded a $0.8 million impairment charge relating to our feature film Bending the Rules, compared to $11.2 million in impairment charges for five feature films in the same period of the prior year.
     Our Live and Televised Entertainment segment revenues increased primarily due to the increased revenues in our pay-per-view and live events business of 11% and 3%, respectively. Our Consumer Products segment experienced a 12% decline in revenues reflecting declines in our magazine publishing business, licensing business and home video business. Our Digital Media segment experienced a 17% increase in revenues, driven by increases in online rights fees and online advertising revenue. Our WWE Studios segment reflected a $9.3 million decrease in revenue primarily due to the timing and number of our film releases.

 The following tables present the performance results and key drivers for our Live and Televised Entertainment segment:

	Nine Months Ended
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	September 30, 2012	September 30, 2011	better (worse)
Live events	$80.4	$77.8	3%
North America	$58.2	$52.2	11%
International	$22.2	$25.6	(13)%
Total live event attendance	1,430,400	1,497,000	(4)%
Number of North American events	196	194	1%
Average North American attendance	5,900	6,000	(2)%
Average North American ticket price (dollars)	$45.57	$41.92	9%
Number of international events	43	49	(12)%
Average international attendance	6,200	6,900	(10)%
Average international ticket price (dollars)	$75.96	$70.16	8%
Venue merchandise	$15.0	$14.4	4%
Domestic per capita spending (dollars)	$10.48	$10.54	(1)%
Pay-per-view	$70.6	$63.7	11%
Number of pay-per-view events	9	9	—%
Number of buys from pay-per-view events	3,371,000	3,046,400	11%
Average revenue per buy (dollars)	$20.71	$20.42	1%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	—
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	—
Television rights fees	$98.9	$97.6	1%
Domestic	$60.6	$59.0	3%
International	$38.3	$38.6	(1)%
Other	$6.9	$5.5	25%
Total live and televised entertainment	$271.8	$259.0	5%
Ratings
Average weekly household ratings for RAW	3.1	3.3	(6)%
Average weekly household ratings for SmackDown	2.2	2.2	—%

	Nine Months Ended
Profit Contribution-Live and Televised Entertainment (dollars in millions)	September 30, 2012	September 30, 2011	better (worse)
Live events	$24.4	$22.7	7%
Venue merchandise	6.1	6.2	(2)%
Pay-per-view	37.9	34.3	10%
Television rights	40.5	42.6	(5)%
Other	(3.5)	(1.1)	(218)%
Total	$105.4	$104.7	1%
Profit contribution margin	39%	40%

Live events revenues increased by $2.6 million in the current year period as compared to the prior year period. Our North American live events business increased by $6.0 million, primarily due to the strong performance of our annual WrestleMania event during the current year period compared to the prior year period. Average ticket prices for our North America events increased by 9% to $45.57. We also experienced an increase in sponsorship revenues of $0.9 million. Our international live events business decreased by $3.4 million, primarily driven by a decrease in the number of events during the third quarter of 2012. We experienced weak attendance at our events held in Mexico and changes in territory mix during the second quarter of 2012. This decrease was partially offset by the successful performance of our inaugural tour in Abu Dhabi during the first quarter of 2012. Average attendance at our international events declined 10% to 6,200 attendees and international ticket prices increased by 8% in the current period as compared to the prior year period. Cost of revenue for live events increased by $0.9 million, primarily reflecting additional sponsorship expenses. The live events profit contribution margin was 30% and 29% and in the current and prior year periods, respectively.
     Venue merchandise revenues increased by $0.6 million in the current year period as compared to the prior year period. This increase is primarily due to higher attendance in the current period of 4% as compared to the prior year period. Cost of revenue for venue merchandise increased by $0.7 million from the prior year period, driven by increased costs of materials. The venue merchandise profit contribution margin decreased to 41% from 43% in the prior year period.
     Pay-per-view revenues increased by $6.9 million from the prior year period, primarily due to a 11% increase in total buys and a 1% increase in average revenue per buy. The growth in buys for our current period events was predominantly due to both WrestleMania and SummerSlam. The increase in the average revenue per buy is attributable to incremental fees charged for viewing our events in high definition. Cost of revenues for pay-per-view increased by $3.3 million from the prior year period, driven primarily by an increase of $2.1 million related to talent expenses. The pay-per-view profit contribution margin remained unchanged at 54% compared to the prior year period.
     Television rights fees increased by $1.3 million in the current year period as compared to the prior year period. Domestically, television rights fees increased by $1.6 million, primarily due to incremental license fees from the production and distribution of new programs and contractual increases from our existing programs. This was partially offset by the absence of rights fees from our WWE Superstars program, which moved to WWE.com in April 2011. Internationally, our television rights fees decreased by $0.3 million, primarily due to fewer renewals with our international television distributors. Television rights cost of revenues increased by $3.4 million due to higher direct costs including staff related expenses as compared to the prior year period. The television rights fee profit contribution margin decreased to 41% from 44% in the prior year period.
     The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions):

	Nine Months Ended
Revenues-Consumer Products	September 30, 2012	September 30, 2011	better (worse)
Licensing	$37.9	$44.9	(16)%
Magazine publishing	$4.3	$5.7	(25)%
Net units sold	1,491,700	1,676,600	(11)%
Home video	$23.4	$23.9	(2)%
Gross units shipped	2,600,300	2,475,500	5%
Other	$1.8	$1.7	6%
Total	$67.4	$76.2	(12)%

	Nine Months Ended
Profit Contribution-Consumer Products	September 30, 2012	September 30, 2011	better (worse)
Licensing	$28.7	$33.4	(14)%
Magazine publishing	0.3	(0.1)	400%
Home video	12.3	12.6	(2)%
Other	0.4	0.5	(20)%
Total	$41.7	$46.4	(10)%
Profit contribution margin	62%	61%

     Licensing revenues decreased by $7.0 million in the current year period as compared to the prior year period, as weaker performance in our multimedia games category was offset in part by increases in our collectibles category. Our video game licensing revenues decreased by $7.3 million, primarily due to one fewer release, WWE All Stars, which was originally released in March 2011 and will not be refreshed in the current year. In addition, we experienced a 23% decline in unit shipments of our WWE ’12 release in the current period compared to unit shipments of our comparable video game release in the prior year period. The decline in unit shipments of our WWE ’12 release was due to difficult trends in our international markets, broader industry challenges and a reduction in the number of platforms supported by the current release. Our collectibles licensing revenues increased by $1.3 million primarily driven by the timing of the recognition of a minimum guarantee. Licensing cost of revenues decreased by $2.3 million from the prior year period, primarily due to lower talent royalties driven by the mix of products sold. The licensing profit contribution margin increased to 76% compared to 74% in the prior year period.
     Magazine publishing revenues decreased by $1.4 million in the current period as compared to the prior year period, driven by weaker newsstand demand as a result of the continued overall decline in the magazine publishing industry. Net units sold decreased by 11%, partially due to a decline in the number of issues published, while sell-through rates improved slightly. We published nine issues of WWE Magazine, eight issues of WWE Kids magazine and two special issues in the current period as compared to eight, eight and four, respectively, in the prior year period. Magazine publishing cost of revenues decreased by $1.8 million, primarily as a result of a 25% decrease in unit production. Publishing profit contribution margin increased to 7% in the current year period from a loss of 2% in the prior year period.
     Home video revenues decreased by $0.5 million in the current period as compared to the prior year period primarily due to lower than expected sell-through rates for prior period releases and a 15% decline in average sales price per unit. Decreases in our home video business were partially offset by a 5% increase in units shipped. We released twenty four titles in the current year period and twenty titles in the prior year period. Additionally, we experienced growth in international markets and digital sales of $0.4 million and $0.4 million, respectively. Home video cost of revenues decreased by $0.2 million from the prior year period due to decreased costs associated with talent royalties and distribution fees. Home video profit contribution margin remained unchanged at 53% for both current and prior year periods.
     The following tables present the performance results for our Digital Media segment (dollars in millions except where noted):

	Nine Months Ended
Revenues-Digital Media	September 30, 2012	September 30, 2011	better (worse)
WWE.com	$13.5	$9.8	38%
WWEShop	8.9	9.4	(5)%
Total	$22.4	$19.2	17%
Average WWEShop revenues per order (dollars)	$48.04	$44.37	8%

	Nine Months Ended
Profit Contribution-Digital Media	September 30, 2012	September 30, 2011	better (worse)
WWE.com	$7.3	$5.5	33%
WWEShop	2.2	1.6	38%
Total	$9.5	$7.1	34%
Profit contribution margin	42%	37%

     WWE.com revenues increased by $3.7 million in the current period as compared to the prior year period, primarily driven by a new programming agreement, which licenses original short-form content to YouTube. WWE.com cost of revenues increased by $1.9 million in the current period due to increased expenses related to to the production and integration of new content. WWE.com profit contribution margin decreased to 54% in the current period from 57% in the prior year period.
     WWEShop revenues decreased by $0.5 million in the current period compared to the prior year period, as a decrease in the number of orders processed of 13% was partially offset by a increase in average revenues per order of 8%. WWEShop cost of revenues decreased by $1.1 million in the current period, primarily due to decreased material costs as a result of product mix and improved inventory management. WWEShop profit contribution margin increased to 25% in the current period from 17% in the prior year period.

WWE Studios
     The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Nine Months Ended September 30,
		Production	Sept 30,	Inception to-date		Revenue		Profit (Loss)
Title	Release Date	Costs*	2012	Revenue	Profit (Loss)	2012	2011	2012	2011
Self - Distributed Films
Barricade	Sept 2012	$3.9	$1.4	$0.9	$(2.7)	$0.9	$ N/A	$(0.5)	$ N/A
No Holds Barred	July 2012	—	—	0.5	0.2	0.5	N/A	0.2	N/A
Bending The Rules	Mar 2012	5.5	0.9	0.8	(4.7)	0.9	N/A	(1.4)	N/A
The Reunion	Oct 2011	6.9	1.8	2.0	(4.8)	(0.3)	N/A	(0.5)	N/A
Inside Out	Sept 2011	5.1	1.2	1.6	(3.8)	(0.6)	1.0	(0.6)	(3.4)
That's What I Am	April 2011	4.7	0.4	0.9	(4.9)	—	1.2	(0.1)	(4.7)
The Chaperone	Mar 2011	5.8	0.7	4.2	(3.8)	0.2	4.0	0.1	(2.9)
Knucklehead	Oct 2010	6.4	0.7	4.3	(4.1)	0.1	0.3	(0.1)	(1.5)
Legendary	Sept 2010	5.3	1.5	6.5	(2.1)	0.3	0.7	(0.2)	(0.2)
		43.6	8.6	21.7	(30.7)	2.0	7.2	(3.1)	(12.7)
Licensed Films
Marine 2	Dec 2009	2.3	0.7	2.5	0.9	0.3	0.9	0.2	0.3
12 Rounds	Mar 2009	19.7	4.3	12.6	(2.9)	3.6	5.7	0.1	(2.4)
BELC 3	Jan 2009	2.5	0.2	2.5	0.2	0.2	0.5	0.1	—
The Condemned	May 2007	17.5	—	10.9	(6.5)	0.1	0.4	0.1	0.4
The Marine	Oct 2006	20.2	0.1	38.0	15.3	0.8	1.8	0.6	1.1
See No Evil	May 2006	10.4	0.4	7.1	(2.9)	0.1	0.1	—	—
Other		—	—	0.2	0.2	0.2	—	0.2	—
		72.6	5.7	73.8	4.3	5.3	9.4	1.3	(0.6)
Completed but not released		10.3	5.6	—	—	—	—	—	—
In production		—	2.2	—	—		—	—	—
In development		—	0.7	—	(4.2)	—	—	(1.2)	(0.5)
Total		$126.5	$22.8	$95.5	$(30.6)	$7.3	$16.6	$(3.0)	$(13.8)

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
     At September 30, 2012, the Company had $22.8 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on our Consolidated Balance Sheet. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. We updated ultimate revenue projections for the nine months ended September 30, 2012, noting lower than expected home video revenue for our feature film Bending the Rules. As a result of the decline in expected profitability of this release, we prepared a discounted cash flow analysis to determine the fair value of the feature film production asset. This resulted in us recording an impairment charge of $0.8 million for the nine months ended September 30, 2012. This impairment charge represents the excess of the recorded net carrying value over the estimated fair value. In the prior year period, we recorded impairment charges of $11.2 million, of which $8.4 million related to self-distributed films and $2.8 related to licensed films.
During the nine months ended September 30, 2012, the Company entered into an agreement to co-distribute the feature film, The Day, domestically. The Company intends to recognize revenue generated by this film in a manner similar to how it recognizes revenue for its licensed films; on a net basis, after distribution fees and expenses have been recouped and expenses and results have been reported to us.
     WWE Studios revenues decreased $9.3 million in the current period as compared to the prior year period. Revenues from our self-distributed films decreased $5.2 million while revenues for our licensed films decreased $4.1 million in the current period as compared to the prior year period. The decrease in revenue associated with our self-distributed films was attributable to the relative performance and timing of releases from our movie portfolio. The decrease in revenue associated with licensed films is primarily attributable to the age our film library, with the most recent film having been release in 2009.
     WWE Studios cost of revenues decreased $20.1 million in the current period as compared to the prior year period. We recorded an impairment charge of $0.8 million in the current period compared to $11.2 million in the prior year period. Distribution expenses decreased $4.0 million in the current period as compared to the prior year period primarily due to the timing of our releases. In addition, amortization of production assets decreased $3.3 million for our self-distributed films and $2.4 million for our licensed films in the current period as compared to the prior year period.
Selling, General and Administrative
     The following table presents the amounts and percent change of certain significant overhead items (dollars in millions):

	Nine Months Ended
	September 30, 2012	September 30, 2011	better (worse)
Staff related	$45.1	$42.7	(6)%
Management incentive compensation	8.1	2.8	(189)%
Legal, accounting and other professional	12.7	11.0	(15)%
Travel and entertainment expense	4.4	3.6	(22)%
Advertising, marketing and promotion	3.8	3.3	(15)%
Corporate insurance	2.9	2.5	(16)%
Bad debt	1.2	—	100%
All other	20.7	17.5	(18)%
Total SG&A	$98.9	$83.4	(19)%
SG&A as a percentage of net revenues	27%	22%
     Selling, general and administrative expenses increased by 19% in the current period compared to the prior year period. Management incentive compensation in the nine months ended September 30, 2012, including bonus and stock compensation, increased $5.3 million to reflect amounts expected to be paid based on the Company's operating performance. The prior year results reflect the reversal of amounts previously accrued as it was determined that the Company would not meet performance targets. Staff related expenses in the current year increased primarily due to the hiring of staff to create new programming to support our emerging content and distribution efforts, these costs were partially offset by a reduction in severance costs. The $1.7 million increase in legal, accounting and other professional fees in the current period is primarily due to costs of litigation. WWE incurred $5.9 million in operating expenses associated with our emerging content and distribution efforts, including a potential network during the current year.

Depreciation and Amortization

	Nine Months Ended
	September 30, 2012	September 30, 2011	better (worse)
Depreciation and amortization	$14.0	$10.9	(28)%
     Depreciation expense for the current period reflects higher property and equipment balances due to purchases associated with the expansion of our content and distribution platforms.
Investment and Other Income (Expense)

	Nine Months Ended
	September 30, 2012	September 30, 2011	better (worse)
Investment income, net	$1.7	$1.5	(13)%
Interest expense	(1.4)	(0.2)	(600)%
Other expense, net	(0.7)	(1.1)	36%
     Interest expense for the current period includes the amortization of loan origination costs and a fee on the unused portion of our revolving credit facility established in September 2011. Other expense, net for the current period includes realized foreign exchange gains and losses, and certain non-income state taxes.
Income Taxes

	Nine Months Ended
	September 30, 2012	September 30, 2011	better (worse)
Provision for income taxes	$9.5	$16.8	43%
Effective tax rate	24%	33%

    The current period effective tax rate was positively impacted by the recognition of a benefit of $4.2 million relating to previously unrecognized tax benefits. This primarily relates to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions.
Liquidity and Capital Resources
     We had cash and short-term investments of $147.1 million and $155.8 million as of September 30, 2012 and December 31, 2011, respectively. Our debt balances at the corresponding dates were $0.0 million and $1.6 million, respectively.
     During 2011, we entered into a $200.0 million, three year senior unsecured revolving credit facility. As of September 30, 2012, we had no amounts outstanding under this facility.
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
Cash Flows from Operating Activities
     Cash flows provided by operating activities for the nine months ended September 30, 2012 and September 30, 2011 were $41.0 million and $47.8 million, respectively. The $2.7 million decrease in net income for the nine months ended September 30, 2012 as compared to the prior year period, was partially driven by the costs incurred to support our content production and distribution initiatives.
     We spent approximately $1.7 million more on the production of feature films in the current year period after consideration of tax incentives. In the current year period, we spent $7.5 million feature film production activities, compared to $8.8 million in the prior year period. In the current year period, we received $1.6 million in incentives related to feature film production. In the prior year period, we received $4.6 million in incentives related to feature film production activities.
     During the current year period, the Company spent $5.5 million to produce additional content for television. These efforts were consistent with our previously announced plans to create additional content for distribution either on a network or via other distribution platforms. These amounts are included in Television production assets on our Consolidated Balance Sheets. We anticipate spending approximately $1.0 million to $2.0 million to produce additional content during the remainder of the current year and incurring $2.0 million to $4.0 million in incremental operating expenses to support these initiatives during the remainder of the current year.
     We anticipate spending between $3.0 million and $5.0 million on feature film production activities during the remainder of the current year.
     We recognized $8.0 million in non-film related incentives in the current year period and $6.6 million in the prior year period. We do not anticipate receiving any additional non-film related incentives for the remainder of the year. Of the current year amount, we anticipate receiving approximately $6.5 million in the fourth quarter, which is recorded in Accounts Receivable at September 30, 2012.
     During the nine months ended September 30, 2012, we received a $7.5 million annual advance from one of our licensees; the corresponding payment relating to 2011 was received in December 2010. Additionally, during the current year, we received an $8.5 million refund relating to an overpayment of taxes in 2011; during the prior year period, we received a comparable refund of $9.0 million relating to an overpayment of taxes in 2010.  The Company made approximately $5.1 million in tax payments during the nine months ended September 30, 2012 in conjunction with the resolution of outstanding tax matters.
     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. At September 30, 2012, we had one customer who represented 13% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.
Cash Flows from Investing Activities
     Cash flows used in investing activities were $13.1 million for nine months ended September 30, 2012 and $18.6 million for the nine months ended September 30, 2011. In the current year, we purchased $18.6 million of investment securities and had $37.3 million of maturities of investment securities. Included in the $37.3 million was $11.0 million of proceeds from auction rate securities that were called at par by their issuer. The Company also invested $5.0 million in Series B Preferred Stock of Tout Industries, Inc. This investment is included in Investment Securities in our Consolidated Balance Sheet as of September 30, 2012.
Purchases of property and equipment and other assets for the nine months ended September 30, 2012 were $26.7 million as compared to $10.5 million for the nine months ended September 30, 2011. The increase in capital expenditures in the current period was primarily due to additional investment in assets to support our efforts to create and distribute new content, including through a potential network.
    For the remainder of 2012, we anticipate spending between $7.0 million and $9.0 million on purchases of property and equipment and other assets, including $4.0 million to $6.0 million in support of the creation of new programming and increased production activities and content distribution. This amount may change based on the demand for content and distribution requirements.
     We regularly assess potential strategic investments and acquisitions.
Cash Flows from Financing Activities
     Cash flows used in financing activities were $27.7 million and $40.6 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The decrease in cash flows used in financing activities was due primarily to a reduction in dividend payments. Total dividend payments on all Class A and Class B common shares in the nine months ended September 30, 2012 were $26.8 million as compared to $38.9 million in the prior year period. In April 2011, the Board of Directors adjusted the Company's quarterly dividend to $0.12 per share of common stock held by the Company’s Class A and Class B shareholders. Under the revised dividend policy, all Class A and Class B shares receive dividends in the amount of $0.12 per share, including members of the McMahon family. Our Board of Directors regularly evaluates the Company’s dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.
     During 2011, we entered into a three year senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The revolving credit facility provides for a $200.0 million line of credit that expires in September 2014, unless extended. As of September 30, 2012, we had no amounts outstanding under this credit facility. Under the terms of the revolving credit facility, we are subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. In addition, the revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder. As of September 30, 2012, we are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.
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
Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to amend the requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. The update revises the impairment assessment to remove the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The update also eliminates the requirement that an entity incorporate into fair value measurements used in impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence, if the information would not have been considered by market participants at the measurement date. This standard update is effective on or after December 15, 2012. Public companies are permitted to apply the guidance earlier, including for impairment assessment performance as of a date before October 24, 2012, if they have not yet issued financial statements for the most recent annual or interim periods. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.
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
Item 4. Controls and Procedures

     Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. No change in internal control over financial reporting occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
(a.)Exhibits
31.1 Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2 Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1 Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Presentation Linkbase Document*

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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	November 5, 2012	By: /s/	George A. Barrios
George A. Barrios
Chief Financial Officer
(principal financial and accounting officer
and authorized signatory)