Form 10-K
period 2012-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2013-03-01
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
     Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2012 using our closing price on June 30, 2012 was $221,420,672.
As of February 28, 2013, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 29,309,891 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 45,500,830 shares. Portions of the Registrant's definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I
Item 1. Business
WWE is an integrated media and entertainment company. We have been involved in the sports entertainment business for over 30 years, and have developed WWE into one of the most popular brands in global entertainment today. We develop unique and creative content centered around our talent and present it via television, online and at our live events. At the heart of our success are the athletic and entertainment skills and appeal of our Superstars and our consistently innovative and multi-faceted storylines across our brands. Anchored by these brands, we are able to leverage our content and talent across virtually all media outlets. Our live and televised events, consumer products, digital media and feature film outlets provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.
     We continually evaluate additional opportunities to monetize new and existing content, including the potential creation of a WWE network. In support of this initiative, during 2011 and 2012, the Company increased staffing levels and expanded our content production capabilities. We believe that executing this strategy could have the potential to transform our business.
     "WWE" refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to WWE and its subsidiaries. The initials "WWE" and our stylized and highly distinctive scratch logo are two of our trademarks. This report also contains other WWE trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.
Our operations are centered around the following four business segments:
Live and Televised Entertainment

•
Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, integrated sponsorships fees, and fees for viewing our pay-per-view and video-on-demand programming.

Consumer Products

•
Revenues consist principally of direct sales of WWE produced home entertainment (DVD/Blu-ray), magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and apparel.

Digital Media

•
Revenues consist principally of advertising sales on our websites, rights fees received for digital content, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

WWE Studios

•	Revenues consist of amounts earned from the distribution of filmed entertainment.
Live and Televised Entertainment
(represents 73%, 70% and 69% of our net revenues in 2012, 2011 and 2010, respectively)
Live Events
Our two brands, RAW and SmackDown allow us to perform in numerous domestic markets and take advantage of the strong international demand for our events. Live events and television programming are our principal creative content and production activities. Our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, and culminate in our monthly pay-per-view events.
In 2012, we produced 248 live events throughout North America, entertaining approximately 1,500,000 fans at an average ticket price of $45.39. We hold many of our live events at major arenas across the country. In addition to providing content for our television and pay-per-view programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.
     In 2012, we produced 66 live events internationally, reaching approximately 395,000 fans at an average ticket price of $74.15. These events were spread over several international tours throughout Europe, the Middle East, Asia, Latin America and Australia.
     Live events net revenues were $103.7 million, $104.7 million and $104.6 million, representing 21%, 22% and 22% of total net revenues in 2012, 2011 and 2010, respectively.
Venue Merchandise
     Our venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products, such as t-shirts, caps and other novelty items, all of which feature our Superstars, Divas and/or logos. These items are offered for sale at our live events.
     Venue merchandise net revenues were $18.8 million, $18.3 million and $18.4 million, representing 4% of total net revenues in each of 2012, 2011 and 2010.
Pay-Per-View Programming
     WWE is the world’s pre-eminent provider of pay-per-view programming for over 30 years. In 2012, WWE televised 12 live pay-per-view events which ranked among the highest selling live event programs in the industry. WWE’s annual crown jewel, WrestleMania, has historically achieved more than one million buys per event worldwide. On April 1, 2012, WWE celebrated the 28th Anniversary of WrestleMania in Miami, Florida before a sold-out crowd with millions watching at home. WrestleMania XXVIII achieved approximately 1.3 million buys and generated $30.1 million in pay-per-view revenue.
WWE produced 12 domestic pay-per-view programs in 2012 and 13 programs in 2011. The suggested domestic retail price for all pay-per-view events in 2012 was $44.95, with the exception of WrestleMania which had a suggested domestic retail price of $54.95. Consistent with industry practices, we share the revenues with cable systems and satellite providers such as DirecTV, and pay service fees to iNDEMAND and TVN. Average revenue per buy was $20.60 in 2012 and $19.94 in 2011.
     Our international pay-per-view partners include BSkyB in the United Kingdom, SKY Deutschland in Germany, SKY Perfect TV! in Japan, SKY Italia in Italy and Main Event in Australia, among many others.
     Pay-per-view net revenues were $83.6 million, $78.3 million and $70.2 million, representing 17%, 16% and 15% of total net revenues in 2012, 2011 and 2010, respectively.
Television Rights Fees
Relying on our in-house production capabilities at our technologically advanced, high definition, production facility, we produce 6.5 hours of original weekly domestic television programming. This programming is distributed domestically, internationally and via WWE.com. Our domestic programs are: RAW on USA Network and replayed on mun2 and Universal HD; and SmackDown on Syfy and replayed on mun2; WWE Main Event on Ion and Saturday Morning Slam on The CW. NXT and WWE Superstars are available on WWE.com and distributed to more than 100 countries internationally. WWE’s TV programs reach approximately 12 million viewers in the United States during the average week. USA Network and the Syfy Channel are owned by NBC Universal.
RAW is a live primetime program broadcasted on the USA Network which ranks among the most watched regularly scheduled programs on primetime cable television. RAW is the longest weekly episodic program in primetime TV history and anchors USA, helping make it consistently the top-rated cable network. RAW also airs in replays on mun2 and Universal HD. Beginning in 2012, RAW expanded to a third hour.
The two-hour SmackDown airs on Syfy in primetime on Fridays. SmackDown is on average Syfy’s most-watched program each week. SmackDown is the second longest running weekly episodic program in primetime TV history, only behind RAW. SmackDown also airs in replays on mun2.

WWE Main Event, was added to WWE's programming line-up in October 2012. The one-hour original series airs Wednesdays on Ion TV, showcasing live events featuring the WWE Superstars and Divas of RAW and SmackDown.
Saturday Morning Slam was added to WWE's programming line-up in August 2012. The half-hour weekly program airs as part of The CW's Vortexx, a kids' television block, reaching 114 million U.S. television households. The program features in-ring action, WWE Superstar profiles, behind-the-scenes footage and an exclusive WWE match every week as well as highlights from WWE's Be a STAR anti-bullying campaign and other community initiatives.
        NXT and WWE Superstars airs on WWE.com domestically and are distributed on television in various international markets.
     Each year, more than 8,000 hours of WWE’s television programming can be seen in more than 145 countries and 30 languages around the world. Our broadcast partners include: BSkyB in the UK; Ten Sports in India, and J SPORTS in Japan, among many others.
     Television rights fee net revenues were $139.5 million, $131.5 million and $127.0 million, representing 29%, 27% and 27% of total net revenues in 2012, 2011 and 2010, respectively.
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
     WWE Classics On Demand is currently distributed with 18 of the top 20 cable operators in the United States, making WWE Classics On Demand available to approximately 75 percent of video-on-demand enabled subscribers. Major North American distributors currently include: Comcast Communications, Cox Communications, Charter Communications, Cablevision, Mediacom, and Verizon Communications, among others.
     WWE Classics On Demand net revenues were $4.1 million in 2012, $4.6 million in 2011 and $4.6 million in 2010, representing 1% of total net revenues in each period.
Sponsorship Sales
We provide sponsorships in the US domestic market and Canada to meet the needs of our advertisers. Through these sponsorships, we offer advertisers a full range of our promotional vehicles, including internet and print advertising, arena signage, on-air announcements and pay-per-view sponsorship.
     Sponsorship net revenues were $1.4 million, $1.1 million and $5.9 million, in 2012, 2011 and 2010, respectively.
Consumer Products
(represents 18%, 20% and 20% of our net revenues in 2012, 2011 and 2010, respectively)
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
Video games and toys are the largest components of our licensing program. We have a comprehensive, multi-year licensing agreement with Mattel, Inc. as our master toy licensee, covering all global territories. Our former video game licensee, THQ, Inc. ("THQ") filed for bankruptcy in 2012. In February 2013, the Company reached an agreement with THQ to terminate our license agreement. Concurrent with the effectiveness of the termination of our license with THQ, we entered into a new multi-year agreement with Take-Two Interactive Software, Inc. ("Take-Two") to publish future video games. See Note 20 to the Consolidated Financial Statements included in this report for additional information.
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
     WWE programming and WWE.com have music woven in from up-and-coming artists, thus maintaining our commitment to developing artists and providing a platform to an audience to which they might not be exposed through traditional record company marketing.
     Licensing net revenues, including music, were $46.3 million, $54.4 million and $51.7 million, representing 10%, 11% and 11% of total net revenues in 2012, 2011 and 2010, respectively.
Home Video
In 2012, we released 35 new home video productions and shipped approximately 3.8 million DVD and Blu-ray units, including catalog titles released in prior years. Gaiam Inc. is our domestic home video distributor. Outside the United States, third-party licensees distribute our home video productions.
     Home video net revenues were $33.0 million, $30.4 million and $32.1 million, representing 7%, 6% and 7% of total net revenues in 2012, 2011 and 2010, respectively.
Magazine Publishing
The magazine division of WWE publishes WWE Magazine, WWE Kids magazine and several special magazines.
The flagship title, WWE Magazine, is a global men’s lifestyle publication with licensed editions in the UK, Mexico, Greece and Turkey among other countries. Every issue is filled with features, photos, exclusive interviews and access that fans will not see on television. In the US, WWE Magazine reaches more than 4.6 million readers every month.
     Our WWE Kids magazine was launched in April 2008 and published ten issues in 2012. WWE Kids also has licensed editions in the UK, Mexico, Greece and Turkey.
Magazine publishing net revenues were $6.0 million, $7.7 million and $11.0 million, representing 1%, 2% and 2% of total net revenues in 2012, 2011 and 2010, respectively.
Digital Media
(represents 7%, 6% and 6% of our net revenues in 2012, 2011 and 2010, respectively)
WWE.com
     WWE utilizes the Internet to promote our brands, create a community experience among our fans, market and distribute our online content and digital products and sell online advertising. Our primary website, WWE.com, attracted an average of 12.4 million monthly unique visitors worldwide during 2012. These visitors viewed an average of more than 352 million pages and approximately 27.8 million video streams per month. WWE wallpapers, ringtones, voicetones and videos are available through our mobile partnerships.
WWE currently has regional websites spanning 23 countries worldwide, allowing fans to experience WWE in their native language with a concentration on local events and shows. Some of the countries in which we have regional websites include China, France, Germany, India, Japan, Poland, Portugal, Spain and Russia. Local sales agencies sell advertising on WWE.com in more than nine countries.

    WWE currently streams its video content on Hulu.com, YouTube.com, and other select video portals. The wide range of content includes full length episodes of SmackDown, NXT and WWE Superstars.
     WWE.com net revenues were $19.7 million, $12.5 million and $14.9 million, representing 4%, 3% and 3% of total net revenues in 2012, 2011 and 2010, respectively.
WWEShop
     WWEShop is our e-commerce storefront. WWEShop processed approximately 307,000 orders during 2012 as compared to 330,000 in 2011.
     WWEShop net revenues were $14.8 million, $15.6 million and $14.0 million, representing 3% of total net revenues in 2012, 2011 and 2010, respectively.
WWE Studios
(represents 2%, 4% and 4% of our net revenues in 2012, 2011 and 2010, respectively)
     Established in 2002 and re-branded in 2008, WWE Studios creates a diversified mix of filmed entertainment for the WWE fan base, as well as broader audiences, by means of strategic production, distribution and acquisition partnerships. WWE movies frequently cast well-known actors and actresses in lead roles supported by WWE Superstars, such as John Cena and Triple H.
     WWE Studios released four feature films: See No Evil, The Marine, The Condemned, and 12 Rounds and two direct-to-DVD films, Behind Enemy Lines and The Marine 2, by utilizing third-party distribution partners (“Licensed films”). Beginning in 2010, WWE Studios started self-distributing films, with the releases of Legendary and Knucklehead. During 2011, WWE Studios released four films under this self-distribution model; The Chaperone, That’s What I Am, Inside Out and The Reunion. In 2012, WWE Studios released the final two films under this self-distribution model, Bending the Rules and Barricade. In addition, WWE Studios released, The Day, an acquisition from the 2011 Toronto International Film Festival starring Shawn Ashmore and Dominic Monaghan; and re-issued No Holds Barred the 1989 film starring Hulk Hogan.
WWE Studios recently co-produced and co-financed two wide-release theatrical feature films; Dead Man Down with IM Global starring Colin Farrell and featuring WWE Superstar Wade Barrett in a supporting role; and The Call with Troika Pictures starring Halle Berry with WWE Superstar David Otunga in a supporting role. In addition, WWE Studios recently joined with 20th Century Fox to co-produce and co-finance two direct-to-DVD installments of previous franchises; The Marine 3: Homefront starring WWE Superstar The Miz, and 12 Rounds 2: Reloaded starring WWE Superstar Randy Orton. These film projects, as well as No One Lives which was co-produced with Pathe Pictures and stars Luke Evans and WWE Superstar Brodus Clay, will be released during 2013.
     With its strong WWE fan base and its content creation and distribution partners, WWE Studios continues to build its brand recognition and increase its reach on all platforms. WWE Studios’ movies can be seen in theatres, or are available for purchase or rental through major retail and distribution channels including Walmart, Netflix and DirecTV.
     WWE Studios net revenues were $7.9 million, $20.9 million and $19.6 million, representing 2%, 4% and 4% of total net revenues in 2012, 2011 and 2010, respectively.
     We have substantial capitalized film costs. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment used to develop estimates of expected future revenues from films. If expected revenue for one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, or if other conditions indicate our film assets may not be recoverable, we calculate the estimated fair value of the film. If the unamortized cost of the film is greater than the estimated fair value, we are required to record an impairment charge and write down the capitalized costs of the film to the estimated fair value. During the years ended December 31, 2012, and 2011, we recorded aggregate impairment charges of $1.2 million and $23.4 million, respectively related to several of our feature films. No impairment charge was recorded during 2010. See Note 7 to the Consolidated Financial Statements included in this report for further discussion.
International
Revenues generated outside of North America across all our business segments were $118.1 million for 2012, $133.4 million for 2011 and $135.3 million for 2010. Revenues generated from international sources accounted for 24% of total revenues generated in 2012, 28% in 2011 and 28% in 2010. Revenues generated in the United Kingdom, our largest international market, were $34.0 million, $33.2 million and $33.9 million for 2012, 2011 and 2010, respectively. The Company had approximately $0.1 million in property and equipment located outside the United States as of December 31, 2012.
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
     Our success is due primarily to the continuing popularity of our Superstars and Divas. We currently have approximately 135 Superstars and Divas under exclusive contracts, ranging from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training. Our Superstars and Divas are highly trained and motivated independent contractors, whose compensation is tied to the revenue that they help generate. We own the rights to substantially all of our characters and exclusively license the rights we do not own through agreements with our Superstars and Divas. We continually seek to identify, recruit and develop additional talent for our business.
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
Employees
As of February 2013, we had approximately 721 employees. This headcount excludes our Superstars, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are good. None of our employees are represented by a union.
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
     The Company has begun and anticipates that it will continue to increase content production for distribution on various platforms, including the potential creation of a WWE network and these efforts could have a material adverse effect on our operating results.
     The Company has invested significant capital and operating expenses to develop sufficient infrastructure and programming, and anticipates that it will continue to incur such expenses in the future. The failure to enter into distribution agreements for this content and to realize revenues sufficient to cover such expenses could have a material adverse effect on our operating results.
     Our failure to maintain or renew key agreements could adversely affect our ability to distribute television and pay-per-view programming which could adversely affect our operating results.
     Our television programming is distributed by broadcast and cable networks, and our pay-per-view programming is distributed by pay-per-view providers. Because our revenues are generated, directly and indirectly, from this distribution of our programming, any failure to maintain or renew arrangements with distributors, the failure of distributors to continue to provide services to us or the failure to enter into new distribution opportunities could adversely affect our operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. Over the past several years we have expanded our relationship with NBC Universal and they currently distribute a majority of our domestic television programming.
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
     Our success depends, in large part, upon our ability to recruit, train and retain athletic performers who have the physical presence, acting ability and charisma to portray characters in our live events and televised programming. We cannot guarantee that we will be able to continue to identify, train and retain these performers in the future. Additionally, we cannot guarantee that we will be able to retain our current performers during the terms of their contracts or when their contracts expire. Our failure to attract and retain key performers, an increase in the costs required to attract and retain such performers, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of, any of our key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment, which could adversely affect our operating results.

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
     Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit our clients’, licensees’ and distributors’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Our television partners derive revenues from the sale of advertising. We also sell advertising directly on our website and in our magazines and, depending upon the distribution methods used to monetize additional content, we may have additional advertising to sell. Softness in the advertising markets, due to a weak economic environment or otherwise, could adversely affect our revenues or the financial viability of our distributors.
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
On December 19, 2012, our former video game licensee THQ declared bankruptcy. As a result, the Company reserved $1.7 million as bad debt for amounts that were due the Company from THQ at December 31, 2012. The amounts reserved primarily related to sponsorship agreements and various services WWE provided to THQ in support of the release of WWE '13.
As a result of THQ's bankruptcy, the Company will not be able to collect and recognize a portion of anticipated royalties due in the first quarter of approximately $4.0 million to $5.0 million, and does not believe that this loss will have a material adverse effect on the Company's business, financial condition or results of operations.
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
     Cultural norms vary in the markets in which we operate and our products' conformance to the local norms could affect our sales, viewership and success in the markets. Our production of live events overseas subjects us to the risks involved in foreign travel and local regulations, including regulations requiring us to obtain visas for our performers. In addition, these live events and the licensing of our television and consumer products in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.
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
     We could incur substantial liabilities if litigation is resolved unfavorably.
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
     We hold numerous live events each year, both domestically and internationally. Certain risks are inherent in large events of this type as well as the travel to and from them. Although we believe we take appropriate safety and financial precautions in connection with our events, possible difficulties could occur including air and land travel interruption or accidents, the spread of illness, injuries resulting from building problems or other equipment malfunction, violence, local labor strikes and other "force majeure" type events. These issues could result in canceled events and other disruptions to our business as well as liability to other parties, any of which could adversely affect our financial condition or results of operations.
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

We could face a variety of risks if we expand into new and complementary business and make certain investments.
     We have entered into new or complementary businesses in the past and may do so again in the future, including the potential creation of a WWE Network. In addition, we regularly review acquisitions and investments and in 2012 made an investment in an early stage business in the amount of $5.0 million. Risks of expansion may include, among other risks: potential diversion of management’s attention and other resources, including available cash, from our existing businesses; unanticipated liabilities or contingencies; reduced earnings due to increased amortization, impairment charges and other costs; competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs which could affect our business, financial condition and operating results.
     We face various risks relating to our computer systems and online operations, which could have a negative impact on our financial condition or our results of operations.
          The Company faces the risk of a security breach or disruption, whether through external cyber intrusion or from persons with access to systems inside our organization. Although the Company makes significant efforts to maintain the security of its computer systems, and it has implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them. The Company and certain of its third party service providers receive personal information through web services, and in many instances this information is subject to the Company's privacy policies.  Personal information received by our service providers includes credit card information in certain instances, most notably WWEShop, the Company's internet retail operations. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the Company's computer systems could: disrupt the proper functioning of these systems and therefore the Company's operations; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result; subject the Company to litigation; or damage its reputation, any or all of which could have a negative impact on its financial condition or results of operations.
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
     A substantial majority of the issued and outstanding shares of Class B common stock is owned beneficially by Vincent K. McMahon. Mr. McMahon controls approximately 83% of the voting power of the issued and outstanding shares of our common stock. Through his beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon effectively can exercise control over our affairs, and his interest could conflict with the holders of our Class A common stock. In addition, the voting power of Mr. McMahon through his ownership of our Class B common stock could discourage others from initiating potential mergers, takeovers or other change of control transactions. As a result, the market price of our Class A common stock could decline.
     To the extent the Company’s dividend distributions represent a return of capital for tax purposes, shareholders will recognize an increased capital gain upon a subsequent sale of the Company’s Common Stock.
     The Company’s aggregate dividend distributions paid in 2012 were in excess of its current and accumulated earnings and profits calculated under applicable Internal Revenue Code (“IRC”) provisions. Under the IRC, distributions in excess of both the Company’s current earnings and profits and the Company’s accumulated earnings and profits constitute a return of capital and reduce the stockholder’s adjusted tax basis in its Common Stock. If a stockholder’s adjusted basis in its Common Stock is reduced to zero, these excess distributions thereafter constitute a capital gain to the stockholder.

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
     Our Class A common stock has a relatively small public "float."
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut. We also have sales offices in New York, Los Angeles, Atlanta and Chicago and have international offices in London, Tokyo, Shanghai, Istanbul and Mumbai. We own two of the buildings in which our executive and administrative offices, our television and music recording studios and our production operations are located. We lease space for our sales offices, WWE Studios office and other facilities.
     In order to allow for future growth, starting in 2011, we began expanding our content production facilities. We leased additional space in Norwalk and Stamford, Connecticut and commenced construction on owned facilities to accommodate the expansion.

Our principal properties consist of the following:

Facility	Location	Square Feet	Owned/Leased	Expiration Date of Lease
Corporate offices	Stamford, CT	114,300	Owned	—
Warehouse space	Norwalk, CT	66,000	Leased	November 2016
Corporate offices and production facilities	Stamford, CT	37,000	Leased	Various through January 2015
Production facility	Stamford, CT	90,000	Owned	—
Studio space	Stamford, CT	8,000	Leased	Various through November 2015
WWE Studios office	Los Angeles, CA	19,000	Leased	April 2020
Sales offices	Various	25,000	Leased	Various through October 2015
Warehouse space	Stamford, CT	5,600	Leased	May, 2015
All of the facilities listed above are utilized in our Live and Televised Entertainment, Consumer Products and Digital Media segments, with the exception of the WWE Studios office in Los Angeles, which focuses on our WWE Studios segment.
Item 3. Legal Proceedings
We are involved in several suits and claims that we consider to be in the ordinary course of our business. By its nature, the outcome of litigation is not known but the Company does not currently expect its pending litigation to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.
Item 4. Mine Safety Disclosures
     Not Applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
    Our Class A common stock trades on the New York Stock Exchange, under the symbol "WWE".
     The following table sets forth the high and the low sale prices per share of our Class A common stock as reported by the New York Stock Exchange and the dividends paid per share of Class A and Class B common stock for the periods indicated:
Fiscal Year 2012

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$9.95	$9.04	$8.96	$8.88	$9.95
Low	$8.67	$7.44	$7.54	$7.50	$7.44
Class A dividends paid per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends paid per share	$0.12	$0.12	$0.12	$0.12	$0.48

Fiscal Year 2011

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$14.39	$12.93	$10.33	$10.80	$14.39
Low	$11.50	$8.88	$8.67	$8.70	$8.67
Class A dividends paid per share	$0.36	$0.12	$0.12	$0.12	$0.72
Class B dividends paid per share	$0.24	$0.12	$0.12	$0.12	$0.60

     There were 8,980 holders of record of Class A common stock and five holders of record of Class B common stock on February 27, 2013. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls approximately 83% of the voting power of the issued and outstanding shares of our common stock. Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.
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
From February 2008 until April 2011, the Board of Directors authorized quarterly cash dividends of $0.36 per share on all Class A common shares. The quarterly dividend on all Class A and Class B shares held by members of the McMahon family and their respective trusts remained at $0.24 per share for a period of three years due to a waiver received from the McMahon family. This waiver expired after the declaration of the March 2011 dividend. Beginning with the second quarter of 2011 dividend payment, the Company has paid quarterly dividends of $0.12 per share on all Class A and Class B shares.

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
In 2011, the Company entered into a $200 million revolving credit facility. The revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder, if our consolidated leverage ratio (as calculated under the revolving credit facility) exceeds 2.5:1.0 or if our consolidated fixed charge coverage ratio (as calculated under the revolving credit facility) does not exceed 1.25:1.0. As of December 31, 2012, we are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.
Cumulative Total Return Chart
Set forth below is a line graph comparing, for the period commencing December 31, 2007 and ended December 31, 2012, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2007 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

Total Return Performance
160
140
120
100
80
60
40
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
World Wrestling Entertainment, Inc.
Russell 2000
S&P Movies & Entertainment

Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
	Period Ending					
World Wrestling Entertainment, Inc.	100.00	82.74	127.78	130.12	91.00	81.58
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
S&P Movies & Entertainment	100.00	58.13	85.83	100.19	111.56	150.20

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
Financial Highlights: (in millions)

	For the year ended December 31,
	2012 (1)	2011 (2)	2010	2009 (3)	2008
Net revenues	$484.0	$483.9	$477.7	$475.2	$526.5
Operating income	$43.2	$37.0	$82.3	$77.1	$70.3
Net income	$31.4	$24.8	$53.5	$50.3	$45.4
Earnings per share, basic	$0.42	$0.33	$0.72	$0.68	$0.62
Earnings per share, diluted	$0.42	$0.33	$0.71	$0.68	$0.62
Dividends paid per Class A share	$0.48	$0.72	$1.44	$1.44	$1.44
Dividends paid per Class B share	$0.48	$0.60	$0.96	$0.96	$0.96
	As of December 31,
	2012	2011	2010	2009	2008
Cash, cash equivalents and short-term investments	$152.4	$155.8	$166.9	$208.2	$177.3
Total assets	$381.4	$378.6	$415.7	$440.6	$429.4
Total debt	$—	$1.6	$2.8	$3.9	$4.9
Total stockholders’ equity	$294.7	$295.1	$316.7	$337.0	$360.0
____________________

(1)
Operating income includes $8.2 million of costs incurred associated with our emerging content and distribution efforts, including a potential network, offset by the impact of a $4.4 million tax benefit relating to previously unrecognized tax benefits.

(2)
Operating income includes impairment charges on our feature films of $23.4 million (See Note 7 to the Consolidated Financial Statements) and $4.0 million associated with our emerging content and distribution efforts, including a potential network. Results for 2011 do not include amounts for management incentive compensation since the Company did not meet performance targets.

(3)	Operating income includes a charge of $7.4 million relating to an allowance recorded against a receivable due from a former distribution partner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report.
Background
     The following analysis outlines all material activities contained within each of our reportable segments.
Live and Televised Entertainment

•
Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, integrated sponsorships fees, and fees for viewing our pay-per-view and video-on-demand programming.

Consumer Products

•
Revenues consist principally of the direct sales of WWE produced home entertainment (DVD/Blue-ray), magazine publishing, and royalties or license fees related to various WWE themed products such as video games, toys and apparel.

Digital Media

•
Revenues consist principally of advertising sales on our websites, rights fees received for digital content, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

WWE Studios

•	Revenues consist of amounts earned from the distribution of filmed entertainment.

Results of Operations
Year Ended December 31, 2012 compared to Year Ended December 31, 2011
(dollars in millions)
Summary

Net Revenues	2012	2011	increase(decrease)
Live and Televised Entertainment	$353.8	$340.0	4%
Consumer Products	87.8	94.9	(7)%
Digital Media	34.5	28.1	23%
WWE Studios	7.9	20.9	(62)%
Total	484.0	483.9	—%

Profit Contribution
Live and Televised Entertainment	135.2	130.7	3%
Consumer Products	53.8	56.1	(4)%
Digital Media	14.2	9.5	49%
WWE Studios	(3.6)	(27.6)	87%
Total	199.6	168.7	18%
Profit contribution margin	41%	35%

Selling, general and administrative expenses	136.4	116.7	17%
Depreciation and amortization	20.0	15.0	33%
Operating income	43.2	37.0	17%

Investment income, net	2.2	2.1	5%
Interest expense	(1.7)	(0.6)	183%
Other expense, net	(1.0)	(1.6)	(38)%
Income before income taxes	42.7	36.9	16%
Provision for income taxes	11.3	12.1	(7)%
Net income	$31.4	$24.8	27%

The comparability of our results for 2012 was positively impacted by the recognition of approximately $4.4 million in previously unrecognized tax benefits. We also incurred $8.2 million in operating expenses associated with our emerging content and distribution efforts and recorded a $1.2 million impairment charge relating to our two feature films Bending the Rules and Barricade in 2012 compared to $4.0 million in operating expenses associated with our emerging content and distribution effort and $23.4 million in impairment charges for nine feature films in 2011. Additionally, 2012 results reflect the return to more normalized levels of management incentive compensation, which resulted in increased expense of $9.8 million before taxes in 2012 compared to 2011.
     Our Live and Televised Entertainment segment revenues increased primarily due to the increased revenues in our pay-per-view and television rights business of 7% and 6%, respectively. Our Consumer Products segment experienced a 7% decline in revenues reflecting declines in our licensing business and magazine publishing business. Our Digital Media segment experienced a 23% increase in revenues, driven by incremental fees from new agreements entered into with YouTube and Hulu. Our WWE Studios segment reflected a $13.0 million decrease in revenue primarily due to the timing and number of film releases.

Live and Televised Entertainment
The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment (dollars in millions except where noted)	2012	2011	increase (decrease)
Live events	$103.7	$104.7	(1)%
North America	$72.1	64.9	11%
International	$31.6	39.8	(21)%
Total live event attendance	1,854,100	1,976,500	(6)%
Number of North American events	248	241	3%
Average North American attendance	5,900	6,000	(2)%
Average North American ticket price (dollars)	$45.39	$42.11	8%
Number of international events	66	80	(18)%
Average international attendance	6,000	6,700	(10)%
Average international ticket price (dollars)	$74.15	$68.74	8%
Venue merchandise	$18.8	$18.3	3%
Domestic per capita spending (dollars)	$10.66	$10.39	3%
Pay-per-view	$83.6	$78.3	7%
Number of pay-per-view events	12	13	(8)%
Number of buys of pay-per-views	4,023,000	3,842,100	5%
Average revenue per buy (dollars)	$20.60	$19.94	3%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	—%
Domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Television rights fees	$139.5	$131.5	6%
Domestic	$88.9	$80.3	11%
International	$50.6	$51.2	(1)%
Other	$8.2	$7.2	14%
Total	$353.8	$340.0	4.1%
Ratings:
Average weekly household ratings for RAW	3.3	3.6	(8)%
Average weekly household ratings for SmackDown	2.1	1.9	11%
Average weekly household ratings for Main Event	0.8	N/A
Average weekly household ratings for Saturday Morning Slam	0.7	N/A

Profit Contribution-Live and Televised Entertainment (dollars in millions)	2012	2011	increase (decrease)
Live events	$29.2	$28.7	2%
Venue merchandise	7.8	8.1	(4)%
Pay per view	46.0	40.7	13%
Television rights	57.3	55.9	3%
Other	(5.1)	(2.7)	89%
Total	$135.2	$130.7	3%
Profit contribution margin	38%	38%

Live events revenues decreased $1.0 million in 2012 as compared to 2011 primarily due to seven fewer events held during 2012. Our international live events business decreased $8.2 million, primarily driven by fourteen fewer events held during 2012. Average attendance at our international events declined 10% to 6,000 attendees and international ticket prices increased by 8% in 2012 as compared to 2011. Our North American live events business increased by $7.2 million during 2012, primarily due to the strong performance of our annual WrestleMania event held during 2012 which generated $3.3 million more in ticket sales than the prior year event. Average ticket prices for our North America events increased by 8% to $45.39. We also experienced an increase in event sponsorship revenues of $1.0 million. Cost of revenue for live events decreased by $1.5 million, primarily due to lower venue related expenses which was partially offset by additional sponsorship expenses. The live events profit contribution margin increased to 28% from 27% in 2011.
     Venue merchandise revenues increased $0.5 million in 2012 as compared to 2011. This increase is primarily due to a 3% increase in North America events held in 2012 as compared to 2011. Cost of revenue for venue merchandise increased $0.8 million from 2011, driven by increased costs of materials due to product mix. As a result, venue merchandise profit contribution margin decreased to 41% from 44% in 2011.
     Pay-per-view revenues increased $5.3 million from 2011, primarily due to a 5% increase in total buys and a 3% increase in average revenue per buy. The growth in buys for 2012 events was predominantly due to an increase in buys for our WrestleMania and SummerSlam events, which was partially offset by the elimination of one event in the current year. The increase in the average revenue per buy is attributable to incremental fees charged for viewing our events in high definition, which was implemented in 2008. Cost of revenues for pay-per-view remained flat from 2011, driven primarily by increases in talent expenses which was offset by lower production costs partially driven by the receipt of television production tax credits associated with a prior year event. The pay-per-view profit contribution margin increased to 55% from 52% in 2011.
     Television rights fees increased $8.0 million in 2012 compared to 2011. Domestically, television rights fees increased by $8.6 million, primarily due to incremental license fees from the production and distribution of new programs and contractual increases from our existing programs. An additional hour of our RAW program was licensed to USA Network and debuted in July 2012. Moreover, during 2012, we began production of two new original series, the WWE Main Event and Saturday Morning Slam, which air on ION Television Network and The CW Network, respectively. This was partially offset by the absence of rights fees from our WWE Superstars program, which moved to WWE.com in April 2011. Internationally, our television rights fees decreased by $0.6 million, primarily due to the expiration and non-renewal of our South Korea distribution agreement. Television rights cost of revenues increased by $6.6 million in 2012 due to higher direct costs for staff related expenses, including the reset of management incentive compensation as compared to 2011. As a result, television rights fee profit contribution margin decreased to 41% from 43% in 2011.

Consumer Products
The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

Revenues-Consumer Products	2012	2011	increase (decrease)
Licensing	$46.3	$54.4	(15)%
Home video	$33.0	$30.4	9%
Gross units shipped	3,775,800	3,300,000	14%
Magazine publishing	$6.0	$7.7	(22)%
Net units sold	2,003,500	2,344,800	(15)%
Other	$2.5	$2.4	4%
Total	$87.8	$94.9	(7)%

Profit Contribution-Consumer Products	2012	2011	increase (decrease)
Licensing	$36.0	$40.3	(11)%
Home video	16.7	15.1	11%
Magazine publishing	0.7	0.2	250%
Other	0.4	0.5	(20)%
Total	$53.8	$56.1	(4)%
Profit contribution margin	61%	59%
   Licensing revenues decreased $8.1 million in 2012 as compared 2011, as weaker performance in our video game category was offset in part by increases in our collectibles category. Our video game licensing revenues decreased $7.8 million in 2012, primarily due to one fewer release, WWE All Stars, which was originally released in March 2011 and was not refreshed in 2012. In addition, we experienced a 22% decline in unit shipments of our franchise video game release in 2012 compared to unit shipments of our comparable video game release in 2011. The decline in unit shipments of our annual franchise video game release was due to difficult trends in our international markets, broader industry challenges and a reduction in the number of gaming platforms that supported our franchise video game. Licensing cost of revenues decreased $3.8 million from 2011, primarily due to lower talent expense driven by the mix of products sold. The licensing profit contribution margin increased to 78% compared to 74% in 2011.
On December 19, 2012, our former video game licensee THQ declared bankruptcy. In February 2013, the Company and THQ reached an agreement to terminate its video game license, which agreement was approved by the U.S. Bankruptcy Court on February 19, 2013. In connection with this termination, the Company waived its rights to the pre-petition amounts due under its license agreement with THQ, and THQ agreed to transfer certain intellectual property rights and to pay post-petition royalties to WWE by March 31, 2013.
In connection with the THQ license termination, the Company will recognize approximately $8.0 million of revenue during the first quarter of 2013 relating to the unrecognized portion of an advance received when the Company entered into the license agreement with THQ in 2009. As a result of THQ's bankruptcy, the Company will not be able collect and recognize a portion of anticipated royalties due in the first quarter of approximately $4.0 million to $5.0 million, and does not believe that this loss will have a material adverse effect on the Company's business, financial condition or results of operations. Additionally, upon termination of the agreement with THQ, the Company entered into a multi-year agreement with Take-Two to be the Company's video game licensee. Take-Two will assume distribution of our existing catalog of videogames, as well as develop, publish and distribute new titles, effective with the release of the Company's annual franchise game WWE2K14 in late 2013.
     Magazine publishing revenues decreased $1.7 million in 2012 as compared to 2011, driven by weaker newsstand demand as a result of the continued overall decline in the magazine publishing industry. Net units sold decreased by 15%, partially due to a decline in the number of issues published. We published twelve issues of WWE Magazine, ten issues of WWE Kids magazine and three special issues in 2012 as compared to twelve, ten and six, respectively, in 2011. Magazine publishing cost of revenues decreased by $2.2 million, primarily as a result of a 29% decrease in unit production. Publishing profit contribution margin increased to 12% in 2012 from 3% in 2011.
     Home video revenues increased $2.6 million in 2012 as compared to 2011 primarily due to a 14% increase in units shipped and improved sell-through rates at retail, which were partially offset by a 15% decline in average sales price per unit. We released 35 titles in 2012 compared to 28 titles in 2011. Additionally, we experienced growth in international markets and digital sales of $0.6 million and $0.3 million, respectively. Home video cost of revenues increased by $1.0 million from 2011 due to higher costs associated with duplication. Home video profit contribution margin increased to 51% from 50% in 2011.
Digital Media
     The following chart provides performance results for our Digital Media segment (dollars in millions, except average revenues per order):

Revenues-Digital Media	2012	2011	increase (decrease)
WWE.com	$19.7	$12.5	58%
WWEShop	14.8	15.6	(5)%
Total	$34.5	$28.1	23%
Average WWEShop revenues per order (dollars)	$47.66	$47.16	1%

Profit Contribution-Digital Media	2012	2011	increase (decrease)
WWE.com	$10.6	$6.5	63%
WWEShop	3.6	3.0	20%
Total	$14.2	$9.5	49%
Profit contribution margin	41%	34%
  WWE.com revenues increased $7.2 million in 2012 as compared to 2011, primarily driven by new programming agreements with YouTube and Hulu. Additionally, advertising revenue increased $1.5 million from the prior year. WWE.com cost of revenues increased $3.1 million in 2012 due to increased expenses related to the production and distribution of this new content. WWE.com profit contribution margin increased to 54% from 52% in 2011.
     WWEShop revenues decreased $0.8 million in 2012 compared to 2011, as a 7% decrease in the number of orders processed was offset slightly by a 1% increase in average revenues per order. WWEShop cost of revenues decreased by $1.4 million in 2012, primarily due to decreased costs of material as a result of product mix. WWEShop profit contribution margin increased to 24% from 19% in 2011.

WWE Studios
The following table provides detailed information on our WWE Studios’ segment (in millions):

			Feature Film Production Assets-net as of Dec 31, 2012						For the Year Ended December 31,
					Inception to-date				Revenue		Profit (Loss)
Title	Release Date	Production Costs*			Revenue		Profit (Loss)		2012	2011	2012	2011
Self - Distributed films
Barricade	Sept 2012	$4.0	$0.8		$0.8		$(3.5)		$0.8	$ N/A	$(1.3)	$(2.2)
No Holds Barred	July 2012	—	—		0.4		0.1		0.4	N/A	0.1	N/A
Bending the Rules	Mar 2012	5.5	$0.8		0.9		(4.7)		0.9	N/A	(1.5)	(3.2)
The Reunion	Oct 2011	6.9	1.7		2.1		(4.7)		(0.3)	2.4	(0.5)	(4.2)
Inside Out	Sept 2011	5.1	1.3		1.6		(3.8)		(0.5)	2.1	(0.6)	(3.2)
That's What I Am	April 2011	4.7	0.4		0.9		(5.0)		—	0.9	(0.1)	(4.9)
The Chaperone	Mar 2011	5.8	0.7		4.2		(3.8)		0.2	4.0	0.1	(3.9)
Knucklehead	Oct 2010	6.4	0.7		4.3		(4.1)		0.1	0.7	(0.1)	(2.9)
Legendary	Sept 2010	5.3	1.5		6.6		(2.1)		0.3	1.0	(0.2)	(0.3)
		43.7	7.9		21.8		(31.6)		1.9	11.1	(4.1)	(24.8)
Licensed films
Marine 2	Dec 2009	2.3	0.5		2.6		0.7		0.4	1.1	—	0.3
12 Rounds	Mar 2009	19.7	4.3		12.6		(2.8)		3.6	5.6	0.1	(2.8)
BELC 3	Jan 2009	2.5	0.2		2.6		0.3		0.3	0.6	0.2	—
The Condemned	May 2007	17.5	—		10.9		(6.5)		0.1	0.5	0.1	0.4
The Marine	Oct 2006	20.2	0.1		38.3		15.4		1.1	1.8	0.8	1.3
See No Evil	May 2006	10.4	0.3		7.2		(2.8)		0.2	0.2	0.1	(1.2)
Other		—	—		0.3		0.2		0.3	—	0.2	—
		72.6	5.4		74.5		4.5		6.0	9.8	1.5	(2.0)
Completed but not released		7.9	7.9		—		—		—	—	—	—
In production		2.0	2.0		—		—		—	—	—	—
In development		0.6	0.6		—		(4.1)		—	—	(1.0)	(0.8)
Total		$126.8	$23.8	84,000	$96.3	84,000	$(31.2)	—	$7.9	$20.9	$(3.6)	$(27.6)

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
     At December 31, 2012, the Company had $23.8 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on our Consolidated Balance Sheet. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flow model. We updated ultimate revenue projections during the year ended December 31, 2012, noting lower than expected home video revenue for our feature films Bending the Rules and Barricade. As a result of the decline in expected profitability of these releases, we prepared a discounted cash flow analysis to determine the fair value of the associated feature film production assets. This resulted in impairment charges, representing the excess of the recorded net carrying value over the estimated fair value, of $1.2 million for the year ended December 31, 2012. During 2011, we recorded impairment charges of $23.4 million, of which $19.4 million related to self-distributed films and $4.0 related to licensed films.
During 2012, the Company entered into an agreement to co-distribute the feature film, The Day, domestically. This film was released via a limited theatrical release in August and on DVD in November 2012. The Company intends to recognize revenue generated by this film in a manner similar to how it recognizes revenue for its licensed films; on a net basis, after distribution fees and expenses have been recouped and expenses and results have been reported to us. In 2012, the Company did not record any revenue associated with this release.
     WWE Studios revenues decreased $13.0 million in 2012 compared to 2011 as there was a $9.2 million decrease in revenue for our self-distributed films and a $3.8 million decrease in revenue for our licensed films in 2012. The decrease in revenue associated with our self-distributed films was attributable to the relative performance and timing of releases from our movie portfolio as three films were released in 2012 compared to four in the prior year. The decrease in revenue associated with licensed films is primarily attributable to the age of our film library, with the most recent film released in 2009.
WWE Studios cost of revenues decreased $37.0 million in 2012 as compared to 2011. The decrease is primarily due to a $22.2 million reduction in impairment charges. Additionally, amortization of production assets decreased $8.8 million and distribution expenses decreased $6.0 million due to lower revenues and timing of the film releases in 2012 as compared to 2011.
 Selling, General & Administrative Expenses
     The following table presents the amounts and percent change of certain significant overhead items (dollars in millions):

	2012	2011	increase (decrease)
Staff related	$59.3	$56.6	5%
Management incentive compensation	11.9	4.3	177%
Legal, accounting and other professional	18.4	15.9	16%
Travel and entertainment expenses	5.8	4.9	18%
Advertising, marketing and promotion	5.4	5.3	2%
Corporate insurance	3.9	3.5	11%
Bad debt	2.5	(0.7)	457%
All other	29.2	26.9	9%
Total SG&A	$136.4	$116.7	17%
SG&A as a percentage of net revenues	28%	24%
Selling, general and administrative expenses increased 17% in 2012 compared to 2011. Management incentive compensation, including bonus and stock compensation, increased $7.6 million to reflect amounts expected to be paid based on the Company's operating performance. The 2011 results reflect the expensing of previously issued stock compensation and minimal incentive compensation as the Company did not meet performance targets in 2011. Staff related expenses in 2012 increased primarily due to the hiring of staff to create new programming to support our emerging content and distribution efforts, including the full year impact of employees hired in the previous year. The $2.5 million increase in legal, accounting and other professional fees in 2012 is primarily due to $1.5 million in consulting costs related to the potential network. Selling, general and administrative expenses includes $8.2 million in operating expenses associated with our emerging content and distribution efforts including a potential network during 2012 compared to $4.0 million the prior year.

Depreciation and Amortization
(dollars in millions)

	2012	2011	increase (decrease)
Depreciation and amortization	$20.0	$15.0	33%

Depreciation expense for 2012 reflects higher property and equipment balances due to purchases associated with the expansion of our content and distribution efforts.
Investment and Other Income (Expense)
(dollars in millions)

	2012	2011	increase (decrease)
Investment income, net	$2.2	$2.1	5%
Interest expense	(1.7)	(0.6)	183%
Other expense, net	(1.0)	(1.6)	(38)%
Interest expense for 2012 includes the full year impact of amortization of loan origination costs and fee on the unused portion of our revolving credit facility, which was established in September 2011. Other expense, net for 2012 includes realized foreign exchange gains and losses, and certain non-income state taxes.
Income Taxes
(dollars in millions)

	2012	2011	increase (decrease)
Provision for income taxes	$11.3	$12.1	(7)%
Effective tax rate	26%	33%
The 2012 and 2011 effective tax rate was positively impacted by a $4.4 million and $0.6 million benefit, respectively, from recognition of previously unrecognized tax benefits. The 2012 benefit primarily relates to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions. The 2011 benefit primarily relates to the statute of limitations expiring in jurisdictions in which the Company had taken uncertain tax positions.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010
(dollars in millions)
Summary

Net Revenues	2011	2010	increase (decrease)
Live and Televised Entertainment	$340.0	$331.8	2%
Consumer Products	94.9	97.4	(3)%
Digital Media	28.1	28.9	(3)%
WWE Studios	20.9	19.6	7%
Total	483.9	477.7	1%

Profit Contribution
Live and Televised Entertainment	130.7	134.4	(3)%
Consumer Products	56.1	55.7	1%
Digital Media	9.5	12.9	(26)%
WWE Studios	(27.6)	0.4	(7,000)%
Total	168.7	203.4	(17)%
Profit contribution margin	35%	43%

Selling, general and administrative expenses	116.7	109.4	7%
Depreciation and amortization	15.0	11.7	28%
Operating income	37.0	82.3	(55)%
Investment income, net	2.1	2.0	5%
Interest expense	(0.6)	(0.3)	100%
Other expense, net	(1.6)	(2.0)	(20)%
Income before income taxes	36.9	82.0	(55)%
Provision for income taxes	12.1	28.5	(58)%
Net income	$24.8	$53.5	(54)%
     Our Live and Televised Entertainment segment revenues increased primarily due to the increased revenues in our pay-per-view and television rights businesses of 12% and 4%, respectively. Our Consumer Products segment experienced a 5% increase in licensing revenue, reflecting an increase in sales of both toys and video games as compared to 2010. Our WWE Studios segment reflected a $1.3 million increase in revenue primarily due to the release of four self-distributed films in 2011 compared to two self-distributed films in 2010.
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

Live and Televised Entertainment
     The following chart provides performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment (dollars in millions except where noted)	2011	2010	increase (decrease)
Live events	$104.7	$104.6	—%
North America	64.9	$64.7	—%
International	39.8	$39.9	—%
Total live event attendance	1,976,500	2,155,700	(8)%
Number of North American events	241	253	(5)%
Average North American attendance	6,000	6,300	(5)%
Average North American ticket price (dollars)	$42.11	$39.46	7%
Number of international events	80	74	8%
Average international attendance	6,700	7,800	(14)%
Average international ticket price (dollars)	$68.74	$66.47	3%
Venue merchandise	$18.3	$18.4	(1)%
Domestic per capita spending (dollars)	$10.39	$9.80	6%
Pay-per-view	$78.3	$70.2	12%
Number of pay-per-view events	13	13	—%
Number of buys of pay-per-views	3,842,100	3,631,100	6%
Average revenue per buy (dollars)	$19.94	$18.32	9%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	—%
Domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Television rights fees	$131.5	$127.0	4%
Domestic	$80.3	$81.6	(2)%
International	$51.2	$45.4	13%
Other	$7.2	$11.6	(38)%
Total	$340.0	$331.8	2%
Ratings:
Average weekly household ratings for RAW	3.6	3.5	2.9%
Average weekly household ratings for SmackDown	1.9	1.8	5.6%
Average weekly household ratings for WWE Superstars	N/A	1.1
Average weekly household rating for NXT	N/A	1.0

Profit Contribution-Live and Televised Entertainment (dollars in millions)	2011	2010	increase (decrease)
Live events	$28.7	$27.4	5%
Venue merchandise	8.1	8.0	1%
Pay per view	40.7	39.8	2%
Television rights	55.9	57.3	(2)%
Other	(2.7)	1.9	(242)%
Total	$130.7	$134.4	(3)%
Profit contribution margin	38%	41%

Live events revenues were essentially unchanged as compared to 2010. In our North America live events business, we experienced an increase in sponsorship revenues of $1.2 million, which was offset by a decrease in revenues of $0.8 million due to 12 fewer events. Cost of revenue for live events decreased by $1.2 million, reflecting decreases in talent-related expenses of $1.5 million due to the twelve fewer North American events. The live events profit contribution margin increased to 27% from 26% in 2010.
Venue merchandise revenues were essentially unchanged as compared to 2010, as the impact of 8% lower domestic attendance in 2011 was offset by a 6% increase in per capita merchandise spending by our fans at domestic events. The venue merchandise profit contribution margin increased to 44% from 43% in 2010.
     Pay-per-view revenues increased by $8.1 million in 2011 as compared to 2010, reflecting a 6% increase in total buys in addition to a 6% increase in average revenues per buy. The increase in the total number of buys was primarily driven by the performance of our annual WrestleMania event. In 2011, we recorded $24.2 million in revenue from approximately 1.1 million buys for WrestleMania XXVII as compared to $19.0 million from approximately 0.9 million buys for WrestleMania XXVI in 2010. The increase in revenues per buy was driven by the higher percentage of domestic buys, which generate a higher price per buy, as compared to 2010. Cost of revenues for pay-per-view increased by $7.2 million, primarily due to increases in production costs, talent expense and advertising expenses related to initiatives designed to increase revenue. The pay-per-view profit contribution margin decreased to 52% from 57% in 2010.
Television rights fees increased by $4.5 million in 2011 as compared to 2010, primarily due to increases in international markets, partially offset by a decrease in overall domestic revenues. Internationally, our television rights fees increased by $5.8 million, primarily due to a new agreement with a Canadian television distributor, and renewals and contractual increases with other international television distributors. Domestically, television rights fees decreased by $1.3 million, due primarily to the absence of rights fees for our NXT and WWE Superstars programs, which moved to WWE.com in October 2010 and April 2011, respectively. During 2011, we made a strategic decision to withhold several hours of these programs so we could distribute the content on existing and future platforms. This decrease was partially offset by increased sponsorship revenues and contractual rights fee increases charged to our domestic television distributors for our RAW and SmackDown programs. Television rights cost of revenues increased by $5.9 million primarily due to increased television sponsorship costs of $2.7 million and increased production costs of $3.2 million due to increased staffing and three additional televised events in 2011 as compared to 2010. The television rights fee profit contribution margin decreased to 43% from 45% in 2010.

Consumer Products
The following chart provides performance results and key drivers for our Consumer Products segment (dollars in millions):

Revenues- Consumer Products	2011	2010	increase (decrease)
Licensing	$54.4	$51.7	5%
Magazine publishing	$7.7	$11.0	(30)%
Net units sold	2,344,800	3,068,000	(24)%
Home video	$30.4	$32.1	(5)%
Gross units shipped	3,300,000	3,559,100	(7)%
Other	$2.4	$2.6	(8)%
Total	$94.9	$97.4	(3)%

Profit Contribution-Consumer Products	2011	2010	increase (decrease)
Licensing	$40.3	$38.4	5%
Magazine publishing	0.2	0.7	(71)%
Home video	15.1	16.0	(6)%
Other	0.5	0.6	(17)%
Total	$56.1	$55.7	1%
Profit contribution margin	59%	57%
Licensing revenues increased by $2.7 million in 2011 as compared to 2010, driven by the improved performance of our toy and video game categories. Our toy category licensing revenues increased by $1.1 million driven by Mattel’s increased product offerings. Our video game category licensing revenues increased by $8.0 million, driven by the release of our WWE All Stars video game, for which we did not have a corresponding release in 2010. In addition, during 2011 we increased the royalty rate we receive from our video game licensee. Offsetting these increases was a $4.2 million decline in our novelties and collectibles categories, driven by softness in the international market and the absence of a successful product launch by a licensee that drove collectibles licensing revenues in 2010. Licensing cost of revenues increased by $0.8 million as compared to 2010. The licensing profit contribution margin was 74% in both 2011 and 2010.
Magazine publishing revenues decreased $3.3 million in 2011 as compared to 2010, driven by weaker newsstand demand as a result of an overall decline in the magazine publishing industry. Net units sold decreased by 24%, while sell-through rates improved slightly. We published 12 issues of WWE Magazine in 2011 as compared to 13 issues in 2010, 10 issues of WWE Kids magazine and 6 special issues in both 2011 and 2010. Magazine publishing cost of revenues decreased by $2.8 million, primarily as a result of a 25% decrease in production. Publishing profit contribution decreased to a profit of $0.2 million in 2011 from a profit of $0.7 million in 2010.
Home video revenues decreased $1.7 million in 2011 as compared to 2010, driven by a 7% decrease in units shipped. This decrease was offset by favorable sell-through rates experienced during 2011 as compared to 2010. We released 28 titles in 2011 as compared to 29 in 2010. Home video cost of revenues decreased by $0.8 million due to decreased duplication costs. Home video profit contribution margin was 50% in both 2011 and 2010.

Digital Media
     The following chart provides performance results for our Digital Media segment (dollars in millions, except average revenues per order):

Revenues- Digital Media	2011	2010	increase (decrease)
WWE.com	$12.5	$14.9	(16)%
WWEShop	15.6	14.0	11%
Total	$28.1	$28.9	(3)%
Average WWEShop revenues per order (dollars)	$47.16	$47.13

Profit Contribution-Digital Media	2011	2010	increase (decrease)
WWE.com	$6.5	$9.7	(33)%
WWEShop	3.0	3.2	(6)%
Total	$9.5	$12.9	(26)%
Profit contribution margin	34%	45%
      WWE.com revenues decreased $2.4 million in 2011 as compared to 2010, primarily due to a decrease in online advertising of $2.9 million. WWE.com cost of revenues increased by $0.8 million in 2011, driven by increased expenses related to streaming and sponsorships, in addition to $0.3 million less benefit from production tax incentives as compared to 2010. WWE.com profit contribution margin decreased to 52% in 2011 from 65% in 2010.
     WWEShop revenues increased $1.6 million in 2011 as compared to 2010, driven by a 13% increase in the number of orders processed. WWEShop cost of revenues increased by $1.8 million in 2010, primarily due to increased material costs of $0.7 million and increased shipping charges of $0.6 million, both driven by the increased revenue and number of orders. WWEShop profit contribution margin decreased to 19% in 2011 from 23% in 2010, primarily due to increased discounts and promotional offers.

WWE Studios
The following table provides detailed information on our WWE Studios’ segment (in millions):

			Feature Film Production Assets-net as of Dec 31, 2011						For the Year Ended December 31,
					Inception to-date				Revenue		Profit (Loss)
Title	Release Date	Production Costs*			Revenue		Profit (Loss)		2011	2010	2011	2010
Self - Distributed films
The Reunion	Oct 2011	$6.9	$1.9		$2.4		$(4.2)		$2.4	$ N/A	$(4.2)	$ N/A
Inside Out	Sept 2011	5.1	1.3		2.1		(3.2)		2.1	N/A	(3.2)	N/A
That's What I Am	April 2011	4.7	0.5		0.9		(4.9)		0.9	N/A	(4.9)	N/A
The Chaperone	Mar 2011	5.8	0.9		4.0		(3.9)		4.0	N/A	(3.9)	N/A
Knucklehead	Oct 2010	6.4	0.8		4.2		(4.0)		0.7	3.5	(2.9)	(1.1)
Legendary	Sept 2010	5.3	1.7		6.3		(1.9)		1.0	5.3	(0.3)	(1.6)
		34.2	7.1		19.9		(22.1)		11.1	8.8	(19.4)	(2.7)
Licensed films
Marine 2	Dec 2009	2.3	0.8		2.2		0.7		1.1	1.2	0.3	0.5
12 Rounds	Mar 2009	19.7	7.8		9.0		(2.9)		5.6	3.5	(2.8)	—
BELC 3	Jan 2009	2.5	0.3		2.3		0.1		0.6	1.2	—	—
The Condemned	May 2007	17.5	—		10.8		(6.6)		0.5	1.6	0.4	1.4
The Marine	Oct 2006	20.2	0.1		37.2		14.6		1.8	2.9	1.3	1.5
See No Evil	May 2006	10.4	0.5		7.0		(2.9)		0.2	0.4	(1.2)	—
		72.6	9.5		68.5		3.0		9.8	10.8	(2.0)	3.4
Completed but not released		11.4	6.0		—		(5.4)		—	—	(5.4)	—
In production		—	—		—		—		—	—	—	—
In development		N/A	1.0		—		(3.1)		—	—	(0.8)	(0.3)
Total		$118.2	$23.6	84,000	$88.4	84,000	$(27.6)	—	$20.9	$19.6	$(27.6)	$0.4

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
WWE Studios revenues increased $1.3 million in 2011 compared to 2012 driven by four newly released self-distributed films. In 2011, revenues from these newly released films and two self-distributed films released in 2010 increased $2.3 million, while revenues for our six licensed films decreased $1.0 million.
At December 31, 2011, the Company had $23.6 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on our balance sheet. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film’s estimated fair value using a discounted cash flows model. After updating estimates of ultimate revenue and participation costs for current and pending releases to reflect lower than expected home video revenues and higher participation costs for certain releases, we noted significant declines in the expected profitability of certain films for which we prepared a discounted cash flow analysis to determine the fair value of the feature film production asset. This resulted in us recording impairment charges of $23.4 million during 2011. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.
WWE Studios total cost of revenues increased $29.3 million primarily due to the above $23.4 million of impairment charges, an increase in amortization of production assets of $2.6 million and an increase in distribution related expenses for the self-distributed films of $2.4 million. In 2011, cost of revenues for our self-distributed films included $14.0 million of impairment charges. In addition to the impairment charges recorded for our released self-distributed films, we also incurred impairment charges of $5.4 million related to two self-distributed films that were completed but not yet released as of December 31, 2011. Cost of revenues for our licensed films increased $4.4 million in 2011 compared to 2010 due primarily to the impairment charges recorded associated with two of our films of $4.0 million.
Selling, General & Administrative Expenses
     The following table presents the amounts and percent change of certain significant overhead items (dollars in millions):

	2011	2010	increase (decrease)
Staff related	$56.6	$47.4	19%
Management incentive compensation	4.3	12.6	(66)%
Legal, accounting and other professional	15.9	11.3	41%
Travel and entertainment expenses	4.9	4.2	17%
Advertising, marketing and promotion	5.3	6.5	(18)%
Corporate insurance	3.5	3.5	—%
Bad debt	(0.7)	0.8	(188)%
All other	26.9	23.1	16%
Total SG&A	$116.7	$109.4	7%
SG&A as a percentage of net revenues	24%	23%
The $5.6 million increase in staff related expenses in 2011 as compared to 2010 reflects a $3.8 million increase in salary expenses due primarily to increased headcount, a $3.0 million increase in severance expenses and a $2.4 million increase in benefits costs as a result of higher medical costs, partially offset by a $3.6 million decrease in accrued management incentive compensation. The increased headcount is primarily due to the hiring of staff to assist in creating new programming to support our emerging content and distribution efforts. Stock compensation expense decreased $4.7 million as compared to 2010. The decreases in management incentive compensation and stock compensation expense were due to the Company not achieving certain performance targets for 2011. The increase in legal, accounting and other professional fees in 2011 was due primarily to increased legal and consulting costs associated with the expansion of our content and distribution platforms. Overall, selling, general and administrative expenses included approximately $4 million as a result of expenses associated with our emerging content and distribution efforts.
Depreciation and Amortization
(dollars in millions)

	2011	2010	increase (decrease)
Depreciation and amortization	$15.0	$11.7	28%
The increase depreciation expense from 2011 reflects the absence of a $1.7 million benefit from the recognition of an infrastructure tax credit received in 2010, in addition to higher property and equipment balances in 2011. The credit received in 2010 related to assets placed in service in previous years, and the adjustment to depreciation expense reflects the amount of previously recognized expense associated with the reduction of the related asset cost.

Investment and Other Income (Expense)
(dollars in millions)

	2011	2010	increase (decrease)
Investment income, net	$2.1	$2.0	5%
Interest expense	$(0.6)	$(0.3)	100%
Other expense, net	$(1.6)	$(2.0)	(20)%
     Other expense, net includes realized foreign exchange gains and losses, the revaluation of warrants held in a publicly-traded former licensee and certain non-income related taxes. In 2011, we recorded realized foreign exchange losses of $0.4 million as compared to losses of $1.3 million in 2010. During 2010, we recognized mark-to-market adjustments of a gain of $0.6 million relating to the revaluation of the warrants held in a publicly-traded former licensee. These warrants were exercised in 2011.
Income Taxes
(dollars in millions)

	2011	2010	increase (decrease)
Provision for income taxes	$12.1	$28.5	(58)%
Effective tax rate	33%	35%	(6)%
The 2011 effective tax rate was positively impacted by a higher proportion of qualified production activities in 2011, which resulted in a higher rate of IRC Section 199 deductions relative to non-qualifying activities. 2011 and 2010 were positively impacted by a $0.6 million and $1.3 million benefit, respectively, from recognition of previously unrecognized tax benefits, primarily as a result of the statute of limitations expiring in jurisdictions in which the Company had taken uncertain tax positions.
Liquidity and Capital Resources
     During 2011, we entered into a three-year senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The revolving credit facility provides for a $200.0 million line of credit that expires in September 2014, unless extended. As of December 31, 2012, we had no amounts outstanding under this credit facility. Under the terms of the revolving credit facility, we are subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. In addition, the revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder. In addition to the senior unsecured revolving credit facility, the Company continually evaluates financing options that are cost effective and that will add to the Company’s financial flexibility. To this end, as the Company explores additional content distribution and production strategies, the Company may seek additional sources of financing. We also regularly assess potential strategic acquisitions.
We had cash and short-term investments of $152.4 million and $155.8 million as of December 31, 2012 and 2011, respectively. Our debt balances at the corresponding dates were $0.0 million and $1.6 million, respectively.
     Over the past three years, our aggregate cash flows from operating activities were $166.0 million, our net capital expenditures were $74.2 million and our aggregate dividends paid were $167.3 million. We believe that cash provided from operations, existing cash and investment balances and funds available from our revolving credit facility will be sufficient to meet our operating requirements, including dividends, feature film production requirements, projected capital expenditures, additional operational costs associated with our increased content production and distribution initiatives and dividends over the next 12 months.
Cash Flows from Operating Activities
     Cash flows from operating activities were $63.1 million $63.2 million and $39.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company recorded significant impairments in the prior year for which the production spend took place in 2010. While these impairments impacted the prior year net income, the cash flow impact was in 2010. The timing of feature films production had a significant impact on the Company's cash provided by operating activities.
  We spent approximately $6.3 million more on the production of feature films in 2012 after recognition of film tax incentives. During 2012, we spent $9.4 million on feature film production activities, compared to $8.5 million in 2011. During 2012, we received $1.9 million in incentives related to feature film production. During 2011, we received $7.3 million in incentives related to feature film production activities.
We anticipate spending between $15.0 million and $20.0 million on feature film production activities during the year ended December 31, 2013.
     We recognized $8.0 million in non-film related incentives in 2012 and $6.6 million in the prior year period. During the year ended December 31, 2013, we anticipate receiving between $7.0 million and $9.0 million in non-film related incentives, including credits associated with qualifying capital projects.
  During 2012, the Company spent $6.1 million to produce additional content for television. These efforts were consistent with our previously announced plans to create additional content for distribution either on a network or via other distribution platforms. These amounts are included in Television production assets on our Consolidated Balance Sheets. We anticipate spending approximately $3.0 million to $5.0 million to produce additional content during the year ended December 31, 2013 and incurring $8.0 million to $12.0 million in incremental operating expenses to support these initiatives during the same period.
     During 2012, we received a $7.5 million annual advance from one of our licensees; the corresponding payment relating to 2011 was received in December 2010. Additionally, during 2012, we received an $8.5 million refund relating to an overpayment of taxes in 2011; during 2011, we received a comparable refund of $9.0 million relating to an overpayment of taxes in 2010.  The Company made approximately $5.1 million in tax payments during 2012 in conjunction with the resolution of outstanding tax matters. Additionally, the Company has accrued $11.7 million in incentive compensation at December 31, 2012 that is expected to be paid in the first quarter of 2013. The Company paid $0.7 million in incentive compensation during the first quarter of 2012 which was accrued at December 31, 2011.
     Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. At December 31, 2012, we had one customer who represented 14% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.
On December 19, 2012, our former video game licensee THQ declared bankruptcy. As a result, the Company reserved $1.7 million as bad debt for amounts that were due the Company from THQ at December 31, 2012. The amounts reserved primarily related to sponsorship agreements and various services WWE provided to THQ in support of the release of WWE '13.
In February 2013, the Company and THQ reached an agreement to terminate its video game license, which agreement was approved by the U.S. Bankruptcy Court on February 19, 2013. In connection with this termination, the Company waived its rights to the pre-petition amounts due under its license agreement with THQ, and THQ agreed to transfer certain intellectual property rights and to pay post-petition royalties to WWE by March 31, 2013.
In connection with the THQ license termination, the Company will recognize approximately $8.0 million of revenue during the first quarter of 2013 relating to the unrecognized portion of an advance received when the Company entered into the license agreement with THQ in 2009. As a result of THQ's bankruptcy, the Company will not be able to collect and recognize a portion of anticipated royalties due in the first quarter of approximately $4.0 million to $5.0 million, and does not believe that this loss will have a material adverse effect on the Company's business, financial condition or results of operations. Additionally, upon termination of the agreement with THQ, the Company entered into a multi-year agreement with Take-Two to be the Company's video game licensee. Take-Two will assume distribution of our existing catalog of video games, as well as develop, publish and distribute new titles, effective with the release of the Company's annual franchise game WWE2K14 in late 2013.

Cash Flows from Investing Activities
Cash flows used in investing activities were $12.9 million, $30.7 million and $40.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. In the current year, we purchased $19.2 million and had $45.2 million of maturities of investment securities. Included in the $45.2 million was $11.0 million of proceeds from auction rate securities that were called at par by their issuer. The Company also invested $5.0 million in Series B Preferred Stock of Tout Industries, Inc. This investment is included in Investment Securities in our Consolidated Balance Sheet as of December 31, 2012.
Capital expenditures including other assets were approximately $33.9 million, $28.0 million and $12.3 million in 2012, 2011 and 2010, respectively. The increase in capital expenditures in the current and prior year periods was primarily due to the additional investment in assets to support our efforts to create and distribute new content, including through a potential network.
Capital expenditures for 2013 are estimated to range between $50.0 million and $60.0 million, including approximately $33.0 million to $37.0 million is estimated to be spent on replacing our aging corporate jet and $3.0 million to $7.0 million in support of the creation of new programming and increased production activities and content distribution. This amount may change based on the demand for content and distribution requirements.
     We regularly assess potential strategic investments and acquisitions.
 Cash Flow from Financing Activities
     Cash flows used in financing activities were $36.6 million, $49.8 million and $79.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in cash flows used in financing activities was due primarily to a reduction in dividend payments. In 2012, we paid four quarterly dividends of $0.12 on all Class A and Class B common shares for an aggregate amount of $35.8 million. In 2011, we paid one quarterly cash dividend of $0.36 on all Class A common shares, and $0.24 on all Class B common shares, and three quarterly cash dividends of $0.12 on all Class A and Class B common shares for an aggregate amount of $47.8 million. In 2010, we paid four quarterly cash dividends of $0.36 on all Class A common shares, and $0.24 on all Class B common shares, for an aggregate amount of $83.6 million. In April 2011, the Board of Directors adjusted the Company's quarterly dividend to $0.12 per share of common stock held by the Company’s Class A and Class B shareholders, including members of the McMahon family. Our Board of Directors regularly evaluates the Company’s dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.
During 2011, we entered into a three year senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. As part of the transaction, the Company paid $1.8 million in origination costs, which are reflected as a use of cash in our financing activities. The revolving credit facility provides for a $200.0 million line of credit that expires in September 2014, unless extended. As of December 31, 2012, we had no amounts outstanding under this credit facility. Under the terms of the revolving credit facility, we are subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. In addition, the revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder. As of December 31, 2012, we are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.
     While we do not have specific plans to borrow under this credit facility in the near term, we have announced initiatives for which we may borrow going forward including the expansion and update of our production facilities in order to support our emerging content and distribution strategy. In addition to the senior unsecured revolving credit facility, the Company continually evaluates financing options that are cost effective and that will add to the Company's financial flexibility. To this end, as the Company explores additional content distribution and production strategies, the Company may seek additional sources of financing, though there can be no assurance that such financing will be available on acceptable terms, or at all.

During the year ended December 31, 2012, 2011 and 2010 principal payments on our mortgage loan were $1,621, $1,169 and $1,082, respectively. This mortgage obligation was paid in full during 2012.
Contractual Obligations
     We have entered into various contracts under which we are required to make guaranteed payments, including:

•	Various operating leases for facilities and sales offices with terms ranging from one to ten years.

•	Service contracts with certain independent contractors, including our talent with terms ranging from one to four years.
     Our aggregate minimum payment obligations under these contracts as of December 31, 2012 are as follows (dollars in millions):

	2013	2014	2015	2016	2017	After 2017	Total
Operating leases	$2.8	$2.8	$1.8	$1.5	$0.6	$1.0	$10.5
Talent and other commitments	11.2	8.8	2.8	1.7	1.5	5.3	31.3
Total commitments	$14.0	$11.6	$4.6	$3.2	$2.1	$6.3	$41.8
Our consolidated balance sheet at December 31, 2012 includes $2.8 million in liabilities associated with uncertain tax positions (including interest and penalties of approximately $0.7 million), which is not included in the table above. The Company does not expect to pay any settlements related to these uncertain tax positions in 2013.
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
Inflation
     During 2012, 2011 and 2010, inflation did not have a material effect on our business.
Off-Balance Sheet Arrangements
     As of December 31, 2012, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.
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

     We believe the following judgments and estimates are critical in the preparation of our consolidated financial statements.

•	Feature Film Production Assets, Net
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
      During the years ended December 31, 2012 and 2011, we recorded aggregate impairment charges of $1.2 million and $23.4 million, respectively related to several of our feature films. No impairment charge was recorded during 2010.
As of December 31, 2012, we had $23.8 million (net of accumulated amortization and impairment charges) in capitalized film production costs, which includes 15 released films and 4 films completed but not yet released. No assurance can be given that additional unfavorable changes to revenue and cost estimates will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

•	Television Production Assets

Television production assets consist of several episodic television series we have produced for distribution, either on a potential network or through other distribution platforms. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. Costs to produce live event programming are expensed when the event is first broadcast. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we expense the remaining unamortized asset. During the year ended December 31, 2012, 2011, and 2010 we did not expense any television production assets.

•	Pay-Per-View Programming Revenue Recognition
     Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and subsequent adjustments to the buys are recognized in the period new information is received. Historically, adjustments made to our initial estimates have not had a significant impact on our revenues, although this may not be the case in the future. Our pay-per-view accounts receivable balance was $10.9 million and $11.7 million at December 31, 2012 and 2011, respectively.

•	Home Video Returns Allowance
Revenues from the sales of home video titles are recorded at the later of the date of delivery by our distributor to retailers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information, current industry trends and demand for our titles. A change in demand for any of our videos or a change in the home video market could impact the level of video returns. As of December 31, 2012 and 2011, our home video returns allowance was $6.3 million and $7.1 million, respectively.

•	Allowance for Doubtful Accounts
Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors of our pay-per-view, television, home video and magazine products and to licensees that produce consumer products containing our intellectual property and/or trademarks. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectability of our receivables and establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances or reductions that may be required. At December 31, 2012, our largest single customer balance was approximately 14% of our gross accounts receivable. As of December 31, 2012 and 2011, our allowance for doubtful accounts was $6.3 million and $2.2 million, respectively. The increase in the allowance for doubtful accounts from the prior year was due primarily to a reserve established for receivable balances from a home video licensee and our video game licensee who declared bankruptcy in December 2012.

•	Income Taxes
Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. As of December 31, 2012, our deferred tax assets were $20.7 million, less a valuation allowance of $1.6 million. As of December 31, 2012, our deferred tax liabilities were $11.0 million.
We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2012, our unrecognized tax benefits including interest and penalties totaled approximately $2.8 million.
Due to the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, the Company was unable to reflect certain tax extenders within the year ended December 31, 2012 financial statements, but will be able to deduct those tax provisions on the 2012 federal income tax returns to be filed later in 2013. The main discrepancy is the use of special expensing rules for certain film and television productions, or Section 181 deductions. We are currently evaluating the impact of this act on the results of operations for the quarter ended March 31, 2013.

Recent Accounting Pronouncements
    In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This standard update is effective for reporting periods beginning after December 15, 2012. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.
In October 2012, the FASB issued an accounting standards update to amend the requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. The update revises the impairment assessment to remove the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The update also eliminates the requirement that an entity incorporate into fair value measurements used in impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence, if the information would not have been considered by market participants at the measurement date. This standard update is effective for impairment assessments performed on or after December 15, 2012. We adopted this accounting standards update for our film impairment assessment as of December 31, 2012 which did not have a material effect on our consolidated financial statements.
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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K , in press releases and in oral statements made by our authorized officers: (i) risks relating to increasing our content production for distribution on various platforms including the potential creation of a WWE network; (ii) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (iii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iv) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (v) the unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or otherwise adversely affect our operations; (vi) decline in general economic conditions and disruption in financial markets could adversely affect our business; (vii) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts and potentially impacting our results of operations; (viii) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (ix) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (x) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (xi) we face uncertainties associated with international markets; (xii) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xiii) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xiv) we could incur substantial liabilities if litigation is resolved unfavorably; (xv) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xvi) our live events expose us to risks relating to large public events as well as travel to and from such events; (xvii) we continue to face risks inherent in our feature film business; (xviii) we could face a variety of risks if we expand into new or complementary businesses and/or make strategic investments; (xix) risks related to our computer systems and online operations; (xx) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxi) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxii) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Form 10-K and undue reliance should not be placed on these statements. We undertake no obligation to update or revise any forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.
Investments
     Our investment portfolio consists primarily of municipal bonds, including pre-refunded municipal bonds and corporate bonds. We are exposed to market risk related to our investment portfolio primarily as a result of credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed maturity security and the potential loss attributable to that downgrade. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a diversified portfolio of fixed maturity securities, with a weighted average credit rating of approximately “AA”.
     Interest rate risk is defined as the potential for economic losses on fixed maturity securities due to a change in market interest rates. Our investments in municipal bonds and corporate bonds have exposure to changes in the level of market interest rates. Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio. A 100 basis point increase in interest rates would result in an approximate $0.9 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $0.9 million increase in fair value.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is set forth in the Consolidated Financial Statements filed with this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
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
There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
     Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. We review the results of management’s assessment with our Audit Committee.
     The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT
We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 28, 2013

Item 9B. Other Information
None.
PART III
     The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders.
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

Exhibit
No.	Description of Exhibit
10.5*	World Wrestling Entertainment 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix A to our Proxy Statement dated March 16, 2012)

10.6*
Amended and Restated Booking Agreement with Paul Levesque, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.7*	Form of offer letters between the Company and executive officers (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

10.8	Revolving Credit Facility dated September 9, 2011, and related exhibits and schedules (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed September 15, 2011).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)
Dated: February 28, 2013	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date

Chairman of the Board of Directors and Chief Executive Officer
/s/ VINCENT K. MCMAHON	(principal executive officer)
Vincent K. McMahon		February 28, 2013

/s/ STUART U. GOLDFARB	Director	February 28, 2013
Stuart U. Goldfarb

/s/ PATRICIA A. GOTTESMAN	Director	February 28, 2013
Patricia A. Gottesman

/s/ DAVID KENIN	Director	February 28, 2013
David Kenin

/s/ JOSEPH H. PERKINS	Director	February 28, 2013
Joseph H. Perkins

/s/ FRANK A. RIDDICK III	Director	February 28, 2013
Frank A. Riddick III

/s/ JEFFREY R. SPEED	Director	February 28, 2013
Jeffrey R. Speed

/s/ KEVIN DUNN	Director	February 28, 2013
Kevin Dunn

/s/ BASIL V. DEVITO Jr.	Director	February 28, 2013
Basil V. DeVito Jr.

/s/ GEORGE A. BARRIOS	Chief Financial Officer	February 28, 2013
George A. Barrios	(principal financial and accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT
We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 28, 2013

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	For the years ended December 31,
	2012	2011	2010
Net revenues	$484,013	$483,921	$477,655

Cost of revenues (including amortization and impairments of feature film production assets of $8,799, $39,742 and $13,000, respectively)	284,453	315,183	274,298
Selling, general and administrative expenses	136,341	116,739	109,392
Depreciation and amortization	20,024	14,980	11,707
Operating income	43,195	37,019	82,258

Investment income, net	2,190	2,054	2,047
Interest expense	(1,704)	(623)	(260)
Other expense, net	(997)	(1,569)	(2,105)
Income before income taxes	42,684	36,881	81,940

Provision for income taxes	11,252	12,049	28,488
Net income	$31,432	$24,832	$53,452

Earnings per share:
Basic	$0.42	$0.33	$0.72
Diluted	$0.42	$0.33	$0.71

Weighted average shares outstanding:
Basic	74,595	74,212	74,570
Diluted	74,981	74,858	75,306

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Net income	$31,432	$24,832	$53,452
Other comprehensive income (loss):
Foreign currency translation adjustment	156	(42)	192
Unrealized holding gain (net of tax of $450, $152, and $372, respectively)	734	248	608
Reclassification adjustment for gains realized in net income (net of tax of $75, $54 and $20, respectively)	(121)	(88)	(33)
Total other comprehensive income	769	118	767
Comprehensive income	$32,201	$24,950	$54,219

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,048	$52,491
Short-term investments, net	86,326	103,270
Accounts receivable, net of allowance for doubtful accounts and returns of $14,691 and $12,561, respectively	50,716	56,741
Inventory	1,770	1,658
Deferred income taxes	14,403	11,122
Prepaid expenses and other current assets	15,269	14,461
Total current assets	234,532	239,743
PROPERTY AND EQUIPMENT, NET	102,162	96,562
FEATURE FILM PRODUCTION ASSETS, NET	23,691	23,591
TELEVISION PRODUCTION ASSETS	6,331	251
INVESTMENT SECURITIES	5,220	10,156
OTHER ASSETS	9,447	8,321
TOTAL ASSETS	$381,383	$378,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$1,262
Accounts payable and accrued expenses	48,954	46,283
Deferred income	28,611	21,709
Total current liabilities	77,565	69,254
LONG-TERM DEBT	—	359
NON-CURRENT INCOME TAX LIABILITIES	9,092	5,634
NON-CURRENT DEFERRED INCOME	—	8,234
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
29,253,665 and 28,254,874 shares issued and outstanding as of December 31,
2012 and 2011, respectively)	293	283
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
45,500,830 and 46,163,899 shares issued and outstanding as of December 31,
2012 and 2011, respectively)	455	462
Additional paid-in capital	341,762	338,414
Accumulated other comprehensive income	4,031	3,262
Accumulated deficit	(51,815)	(47,278)
Total stockholders’ equity	294,726	295,143
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,383	$378,624
See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Additional		Accumulated Other
	Class A		Class B		Paid - in		Comprehensive		Accumulated
	Shares	Amount	Shares	Amount	Capital		Income		Deficit	Total
Balance, December 31, 2009	25,680	$257	47,714	$477	$326,008		$2,377		$7,902	$337,021
Net income	—	—	—	—	—		—		53,452	53,452
Other comprehensive income	—	—	—	—	—		767		—	767
Stock issuances (repurchases), net	484	5	—	—	(2,500)		—		—	(2,495)
Sale of Class B common stock by shareholder (See Note 14)	1,231	12	(1,231)	(12)	—		—		—	—
Exercise of stock options	121	1			1,562					1,563
Excess benefits from stock-based payment arrangements	—	—	—	—	2,504		—		—	2,504
Dividends	—	—	—	—	1,439		—		(85,082)	(83,643)
Stock-based compensation	—	—	—	—	7,579		—		—	7,579
Balance, December 31, 2010	27,516	$275	46,483	$465	$336,592		$3,144		$(23,728)	$316,748
Net income	—	—	—	—	—		—		24,832	24,832
Other comprehensive income	—	—	—	—	—		118			118
Stock issuances (repurchases), net	420	5	—	—	(889)		—		—	(884)
Sale of Class B common stock by shareholder (See Note 14)	319	3	(319)	(3)	—	—	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(730)		—		—	(730)
Dividends	—	—	—	—	573		—		(48,382)	(47,809)
Stock-based compensation	—	—	—	—	2,868		—		—	2,868
Balance, December 31, 2011	28,255	$283	46,164	$462	$338,414		$3,262		$(47,278)	$295,143
Net income	—	—	—	—					31,432	31,432
Other comprehensive income	—	—	—	—	—		769		—	769
Stock issuances (repurchases), net	336	3	—	—	(133)		—		—	(130)
Sale of Class B common stock by shareholder (See Note 14)	663	7	(663)	(7)						—
Tax effect from stock-based payment arrangements	—	—	—	—	(588)		—		—	(588)
Dividends					154				(35,969)	(35,815)
Stock-based compensation	—	—	—	—	3,915		—		—	3,915
Balance, December 31, 2012	29,254	$293	45,501	$455	$341,762		$4,031		$(51,815)	$294,726

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$31,432	$24,832	$53,452
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	8,799	39,742	13,000
Depreciation and amortization	20,024	14,980	11,707
Realized gains on sales of investments	(196)	(142)	(53)
Amortization of bond premium	2,270	2,580	1,827
Amortization of debt issuance costs	614	205	—
Stock-based compensation	3,845	2,868	7,579
Revaluation of warrants	—	—	(610)
Provision for (recovery from) doubtful accounts	2,483	(692)	774
Services provided in exchange for equity instruments	(439)	—	—
Loss on disposal of property and equipment	63	1,376	—
Provision for (benefit from) deferred income taxes	6,183	(6,424)	(2,410)
Excess tax benefits from stock-based payment arrangements	(7)	(122)	(2,758)
Cash provided/(used) by changes in operating assets and liabilities:
Accounts receivable	4,560	(1,915)	9,908
Inventory	(112)	429	95
Prepaid expenses and other assets	(2,658)	4,770	(14,645)
Feature film production assets	(8,905)	(7,097)	(32,535)
Television production assets	(6,080)	(251)	—
Accounts payable and accrued expenses	2,507	(3,692)	(17,601)
Deferred income	(1,332)	(8,261)	12,074
Net cash provided by operating activities	63,051	63,186	39,804
INVESTING ACTIVITIES:
Purchase of property and equipment and other assets	(33,890)	(27,956)	(12,314)
Proceeds from infrastructure improvement incentives	—	—	4,130
Purchases of short-term investments	(19,177)	(47,904)	(96,751)
Proceeds from sales or maturities of investments	45,191	45,148	64,553
Purchase of cost method investment	(5,000)	—	—
Net cash used in investing activities	(12,876)	(30,712)	(40,382)
FINANCING ACTIVITIES:
Repayment of long-term debt	(1,621)	(1,169)	(1,082)
Debt issuance costs	—	(1,843)	—
Issuance of stock, net	811	893	1,022
Dividends paid	(35,815)	(47,809)	(83,643)
Proceeds from exercise of stock options	—	—	1,562
Excess tax benefits from stock-based payment arrangements	7	122	2,758
Net cash used in financing activities	(36,618)	(49,806)	(79,383)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,557	(17,332)	(79,961)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,491	69,823	149,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,048	$52,491	$69,823
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$7,158	$12,058	$31,047
Cash paid for interest	$815	$410	$261
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment and other assets	$1,415	$5,302	$—
See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
1. Basis of Presentation and Business Description
The accompanying consolidated financial statements include the accounts of WWE. “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. We are an integrated media and entertainment company, principally engaged in the development, production and marketing of television, pay-per-view event programming, live events, feature films, licensing of various WWE themed products and the sale of consumer products featuring our brands. Our operations are organized around four principal activities:
Live and Televised Entertainment

•
Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, integrated sponsorships fees, and fees for viewing our pay-per-view and video-on-demand programming.

Consumer Products

•
Revenues consist principally of direct sales of WWE produced home entertainment (DVD/Blu-ray), magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and apparel.

Digital Media

•
Revenues consist principally of advertising sales on our websites, rights fees received for digital content, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

WWE Studios

•	Revenues consist of amounts earned from the distribution of filmed entertainment.
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
     Investment Securities, Net — We classify all of our investments as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds, and corporate bonds. All of these investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
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
Inventory — Inventory consists of merchandise sold on our website, merchandise sold at live events and DVDs, which are sold via a distributor to retailers. Substantially all of our inventory is comprised of finished goods. Inventory is stated at the lower of

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

2. Summary of Significant Accounting Policies (continued)
cost (first-in, first-out basis) or market. The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.
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
Feature Film Production Assets, Net — Feature film production assets are recorded at the cost of production, including production overhead and net of production incentives. The costs for an individual film are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the films estimated fair value using a discounted cash flows model. If fair value is less than it unamortized cost, the film is written down. Impairment charges are recorded as an increase in amortization expense included in cost of revenues in the consolidated financial statements.
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
Television Production Assets — Television production assets consist of several episodic television series we have produced for distribution, either on a potential network or through other distribution platforms. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. Costs to produce live event programming are expensed when the event is first broadcast. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we expense the remaining unamortized asset. For the years ended December 31, 2012 and 2011, we did not expense any television production assets.
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
(In thousands, except share data)

2. Summary of Significant Accounting Policies (continued)
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
     Through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including online and print advertising, on-air announcements and special appearances by our Superstars. We allocate revenue to all deliverables contained within a sponsorship arrangement based upon their relative selling price. In most instances, we determine relative selling price used for allocating revenue to a specific deliverable using vendor specific objective evidence ("VSOE"). VSOE is the selling price that a vendor charges when it sells similar products or services on a stand-alone basis. After allocating revenue to each deliverable, we recognize revenue from our sponsorship arrangements when each element is delivered.

•	Licensing:
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

•	TV rights:
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

•	Films:
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
(In thousands, except share data)

2. Summary of Significant Accounting Policies (continued)
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
Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2012, 2011 and 2010, we recorded advertising expenses of $3,934, $4,014 and $6,018, respectively.
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
Stock-Based Compensation — Equity awards are granted to directors, officers and employees of the Company.
Stock-based compensation costs associated with our restricted stock units ("RSUs") are determined using the fair market value of the Company's common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs typically have a three year service requirement and vest in equal annual installments.
Stock-based compensation costs associated with our performance stock units ("PSUs") are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of three and one half years. Until such time the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the probability of attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.
We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.
Earnings Per Share (EPS) — Basic EPS is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding during the period, plus dilutive potential common shares which is calculated using the treasury-stock method. Dilutive potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect.
Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive. The Company did not compute earnings per share using the two class method for the years ended December 31, 2012, 2011 and 2010, as there were no undistributed earnings during the periods. Also, during 2012, the dividends paid per share of Class A and Class B common stock were the same.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

2. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This standard update is effective for reporting periods beginning after December 15, 2012. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.
In October 2012, the FASB issued an accounting standards update to amend the requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. The update revises the impairment assessment to remove the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The update also eliminates the requirement that an entity incorporate into fair value measurements used in impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence, if the information would not have been considered by market participants at the measurement date. This standard update is effective for impairment assessments performed on or after December 15, 2012. We adopted this accounting standards update for our film impairment assessment as of December 31, 2012 which did not have a material effect on our consolidated financial statements.
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

3. Earnings Per Share
     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2012	2011	2010
Basic	74,595	74,212	74,570
Diluted	74,981	74,858	75,306
Dilutive effect of outstanding options	—	—	14
Dilutive effect of restricted and performance stock units	379	637	718
Dilutive effect of employee share purchase plan	7	9	4
Anti-dilutive outstanding options (excluded from per-share calculations)	2	72	—

4. Investment Securities and Short-Term Investments
On June 25, 2012, the Company invested $5,000 in Tout Industries, Inc. ("Tout") Series B Preferred Stock. This investment was accounted for under the cost method. We evaluate our investment in Tout for impairment if factors indicate that a significant decrease in value has occurred. No such indicators were noted during the year ended December 31, 2012. This investment is included in Investment Securities in our Consolidated Balance Sheets as of December 31, 2012. In July 2012, the Company entered into a two-year strategic partnership whereby WWE would fully integrate and promote Tout's technology platform into WWE's TV broadcasts, digital properties and live events. WWE is eligible to receive up to 11,250 shares of Tout common stock per quarter over the life of the two year agreement. During the second half of 2012, the Company achieved the required performance targets and recorded revenue of $439. The Company increased its investment in Tout for the 11,250 shares it received related to the third quarter of 2012 and has recorded a receivable for the shares it expects to receive relating to the fourth quarter.
Investment securities and short-term investments measured at fair value consisted of the following:

	December 31, 2012			December 31, 2011
	Amortized Cost	Unrealized Holding Gain	Fair Value	Amortized Cost	Unrealized Holding Gain (Loss)	Fair Value
Municipal bonds	$68,517	$482	$68,999	$82,456	$732	$83,188
Corporate bonds	17,182	145	17,327	20,331	(249)	20,082
Auction rate securities	—	—	—	11,000	(844)	10,156
Total	$85,699	$627	$86,326	$113,787	$(361)	$113,426

  We classify the investments listed in the above table as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds, and corporate bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income(loss) in the Consolidated Statements of Comprehensive Income.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

4. Investment Securities and Short-Term Investments (continued)
Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of December 31, 2012, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month - 9 years
Corporate bonds	3 months - 3 years
During the years ended December 31, 2012, 2011 and 2010, available-for-sale securities were sold for total proceeds of $45,191, $43,326 and $64,553, respectively. Included in these proceeds were maturities and calls of available-for-sale securities of $28,705, $27,670, and $59,862 during the years ended December 31, 2012, 2011 and 2010, respectively. The gross realized gains on these sales totaled $196, $142 and $53 in 2012, 2011 and 2010, respectively. In addition, during 2011 we exercised previously granted warrants to purchase common stock in a former licensee and subsequently sold this stock for $1,822.
As of December 31, 2012, we had net unrealized holding gains on available-for-sale securities of $627 which are included in other comprehensive income. Of this amount we had gross unrealized holding gains of $711 and gross unrealized holding losses of $84. As of December 31, 2011, we had net unrealized holding losses on available-for-sale securities of $361 which are included in other comprehensive income. Of this amount, we had gross unrealized holding losses of $1,158 and gross unrealized holding gains of $797.
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

5. Fair Value Measurement (continued)
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at December 31, 2012				Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$68,999	$—	$68,999	$—	$83,188	$—	$83,188	$—
Corporate bonds	17,327	—	17,327	—	20,082	—	20,082	—
Auction rate securities	—	—	—	—	10,156	—	—	10,156
Total	$86,326	$—	$86,326	$—	$113,426	$—	$103,270	$10,156
Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments.
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
The table below includes a roll forward of our investment securities classified as Level 3 (significant unobservable inputs):

	As of December 31,
	2012	2011
Fair value, Beginning	$10,156	$15,037
Proceeds from redemption of auction rate securities	(11,000)	(5,000)
Realized gain	844	—
Unrealized gain	—	119
Fair value, Ending	$—	$10,156
The Company also has assets that are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the year ended December 31, 2012, the Company recorded impairment charges of $1,229 on feature film production assets based on fair value measurements of $1,657. During the year ended December 31, 2011, the Company recorded impairment charges of $23,414 on feature film production assets based on fair value measurements of $21,186. See Note 7. Feature Film Production Assets, for further discussion. There were no fair value measurements recorded on a non-recurring basis for the year ended December 31, 2010. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 9% that market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party specialist who assists us in gathering the necessary inputs used in our model.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

6. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2012	2011
Land, buildings and improvements	$97,551	$83,284
Equipment	93,316	84,335
Corporate aircraft	20,858	20,858
Vehicles	1,474	1,474
	213,199	189,951
Less accumulated depreciation and amortization	(111,037)	(93,389)
Total	$102,162	$96,562
         Depreciation expense was $19,151, $14,520 and $11,504, for the years ended December 31, 2012, 2011 and 2010, respectively. Included in depreciation expense for the year ended December 31, 2010, is a one-time benefit of $1,674 from the recognition of an infrastructure tax credit as a result of the Company's transition to high definition broadcasting.
7. Feature Film Production Assets
Feature film production assets are summarized as follows:

	As of December 31,
	2012	2011
Feature film productions:
In release	$13,238	$16,686
Completed but not released	7,849	5,984
In production	1,977	—
In development	627	921
Total	$23,691	$23,591

Approximately 38% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 66% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production asset within four years as we receive revenues associated with international distribution of our licensed film.
During the year ended December 31, 2012, we released two feature films under our self-distribution model, Bending the Rules and Barricade which comprise $832 and $825 , respectively, of our “In release” feature film assets. We also re-issued one feature film, No Holds Barred direct-to-DVD under our self-distribution model during the year ended December 31, 2012. Under this distribution model, we control the distribution and marketing of these films. As a result, we record revenues and expenses on a gross basis in our consolidated financial statements. We also record distribution expenses, including advertising and other exploitation costs, in our financial statements as incurred. During 2012, the Company entered into an agreement to co-distribute the feature film, The Day, domestically. This film was released during August 2012 and the Company will recognize revenue generated by this film in a manner similar to how it recognizes revenue for its licensed films; on a net basis, after distribution fees and expenses have been recouped and expenses and results have been reported to us.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

7. Feature Film Production Assets (continued)
     During the year ended December 31, 2011, we released four feature films, The Reunion, The Chaperone, That's What I Am and Inside Out, which comprise $4,029 of our “In release” feature film assets as of December 31, 2012. All of these films were released under our self-distribution model. Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the films estimated fair value using a discounted cash flows model. If fair value is less than amortized cost, the film is written down.
    We recorded an impairment charge of $1,229 during the year ended December 31, 2012, related to our feature films Bending the Rules and Barricade. During the prior year ended December 31, 2011, we recorded impairment charges of $23,414 related to our seven self-distributed films and two licensed films. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value. No impairment charge was recorded during 2010.
We currently have four theatrical films designated as “Completed but not released”. We also have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. Approximately $1,045, $728 and $300 of previously capitalized development costs were expensed for abandoned projects in 2012, 2011 and 2010, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2012	2011
Trade related	$7,364	$7,858
Payroll and related benefits	16,099	6,699
Talent related	9,805	11,872
Accrued event and television production	5,122	4,318
Accrued home video royalties	1,989	2,710
Accrued legal and professional	1,243	1,937
Accrued purchases of property and equipment and other assets	1,415	5,302
Accrued film liability	572	1,047
Accrued other	5,345	4,540
Total	$48,954	$46,283
Accrued other includes accruals for our publishing and licensing business activities, none of which exceeds 5% of current liabilities.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

9. Senior Unsecured Revolving Credit Facility
In September 2011, the Company entered into a senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The credit facility provides for a $200,000 line of credit that expires in September 2014, unless extended. Applicable interest rates for the borrowings under the revolving credit facility are a LIBOR-based rate plus 200 basis points or an alternate base rate plus 100 basis points. As of December 31, 2012, the LIBOR-based rate plus margin was 2.31%. In the event the utilization percentage of the facility exceeds 50%, the applicable margin for the LIBOR-based and alternate base rate borrowings will increase by 25 basis points. As of December 31, 2012, there are no amounts outstanding under the credit facility. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility.
Under the terms of the revolving credit facility, the Company is subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. In addition, the revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder, or if our consolidated leverage ratio (as calculated under the revolving credit facility) exceeds 2.5:1.0 or if our consolidated fixed charge coverage ratio (as calculated under the revolving credit facility) does not exceed 1.25:1.0.
10. Income Taxes
For 2012, 2011 and 2010, we were taxed on our income from continuing operations at an effective tax rate of 26.4%, 32.7% and 34.8%, respectively. Our income tax provision for the years ended December 31, 2012, 2011 and 2010 was $11,252, $12,049 and $28,488, respectively, and included federal, state and foreign taxes.
The components of our tax provision (benefit) are as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$4,825	$16,674	$27,276
State and local	66	2,180	2,975
Foreign	178	(381)	647
Deferred:
Federal	6,150	(5,687)	(1,761)
State and local	34	(737)	(594)
Foreign	(1)	—	(55)
Total	$11,252	$12,049	$28,488

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

10. Income Taxes (continued)
Components of income before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
U.S.	$42,397	$36,764	$79,789
International subsidiaries	287	117	2,151
Income before income taxes	$42,684	$36,881	$81,940
  The following sets forth the difference between the provision for income taxes computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal tax at 35%	$14,939	$12,908	$28,679
State and local taxes, net of federal benefit	1,297	723	1,292
Foreign rate differential	(32)	562	(202)
Tax exempt interest income	(492)	(574)	(508)
Qualified production activity deduction	(979)	(1,624)	(2,135)
Unrecognized tax benefits	(3,827)	40	582
Other	346	14	780
Provision for income taxes	$11,252	$12,049	$28,488
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

10. Income Taxes (continued)

	As of December 31,
	2012	2011
Deferred tax assets:
Accounts receivable	$2,302	$793
Inventory	4,640	4,679
Prepaid royalties	7,045	7,482
Stock options/stock compensation	1,235	1,424
Net operating loss carryforwards	1,618	1,583
Investments	—	146
Intangible assets	2,584	2,658
Accrued liabilities and reserves	411	1,164
Federal benefit related to uncertain tax positions	864	4,023
Deferred tax assets, gross	20,699	23,952
Valuation allowance	(1,616)	(1,583)
Deferred tax assets, net	19,083	22,369
Deferred tax liabilities:
Property and equipment depreciation	(7,825)	(3,118)
Capitalized feature film production costs	(2,894)	(4,934)
Investments	(230)	—
Deferred tax liabilities	(10,949)	(8,052)
Total deferred tax assets, net	$8,134	$14,317
The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the exercise of stock options, restricted stock units and performance stock units of $2,747, $4,908 and $10,007 in 2012, 2011 and 2010, respectively.
As of December 31, 2012 and 2011, $14,403 and $11,122, respectively, of the deferred tax assets, net, are categorized as current assets in our consolidated balance sheets. As of December 31, 2012, $6,269 was included in non-current income tax liabilities, and as of December 31, 2011, $3,195 was included in other assets in our consolidated balance sheets.
As of December 31, 2012 and 2011, we had valuation allowances of $1,616 and $1,583 respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to losses incurred as a result of our Australian film entities, and are not expected to be realized.
     We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we believe the outcome of these audits will not have a material effect on our financial statements.
     U.S. income taxes have not been provided for on approximately $3,263 of unremitted earnings of our international subsidiaries. These earnings are expected to be indefinitely reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

10. Income Taxes (continued)
Unrecognized Tax Benefits
For the year ended December 31, 2012, we recognized $4,352 of previously unrecognized tax benefits. This primarily relates to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions. Included in the amount recognized was $1,520 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts for the year ended December 31, 2012 reduced our effective tax rate to 26.4% for the year ended as compared to 32.7% for the year ended December 31, 2011.
At December 31, 2012, we had $2,128 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. This entire amount is classified in Non-current income tax liabilities. At December 31, 2011, we had $10,733 of unrecognized tax benefits. Of this amount, $6,148 was classified in Prepaid expense and other current assets and the remaining $4,585 was classified in Non-current income tax liabilities.
Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2012	2011	2010
Beginning Balance- January 1	$10,733	$10,083	$9,078
Increase to unrecognized tax benefits recorded for positions taken during the current year	307	1,226	1,800
(Decrease) Increase to unrecognized tax benefits recorded for positions taken during a prior period	(2,591)	470	584
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	(5,793)	(242)	—
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(528)	(804)	(1,379)
Ending Balance- December 31	$2,128	$10,733	$10,083
We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $502 of accrued interest and $214 of accrued penalties related to uncertain tax positions as of December 31, 2012. Essentially all of this amount is classified in Non-current income tax liabilities. At December 31, 2011, we had approximately $2,654 of accrued interest and $208 of accrued penalties related to uncertain tax positions. Of this amount, $1,813 was classified in Prepaid expense and other current assets and the remaining $1,049 was classified in Non-current income tax liabilities.
Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $609 within 12 months after December 31, 2012.
We file income tax returns in the United States and various state, local and foreign jurisdictions. During 2012, the IRS completed an examination for tax year 2009. We are subject to examination by the IRS for tax years after 2009. The Company also settled an outstanding examination with the State of Connecticut. This examination included tax years through 2010. In addition, the Company settled several audits with other various states. In other jurisdictions, with few exceptions, we are subject to income tax examinations by tax authorities for years ending on or after December 31, 2009.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

11. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. Film and television production incentives consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Feature film production incentives	$1,851	$6,067	$4,303
Television production incentives	7,979	6,565	6,124
Infrastructure improvement incentives	—	—	4,130
12. Commitments and Contingencies
We have certain commitments, including various non-cancelable operating leases for facilities and sales offices and performance contracts with various talent.
Future minimum payments as of December 31, 2012 under the agreements described above were as follows:

	Operating Lease Commitments	Other Commitments	Total
2013	$2,829	$11,187	$14,016
2014	2,751	8,780	11,531
2015	1,849	2,788	4,637
2016	1,493	1,743	3,236
2017	638	1,513	2,151
Thereafter	975	5,259	6,234
Total	$10,535	$31,270	$41,805
     Rent expense under operating lease commitments totaled $4,608, $2,847 and $2,263 for years ended December 31, 2012, 2011 and 2010, respectively.
Legal Proceedings
World Wide Fund for Nature
In April 2000, The World Wide Fund for Nature and its American affiliate, The World Wildlife Fund (collectively, the "Fund") instituted legal proceedings against WWE in the English High Court seeking injunctive relief and unspecified damages for alleged breaches of a 1994 agreement between the fund and the Company regarding the use of the initials "wwf". In the third quarter of 2012, this litigation was settled.  The settlement did not have a material adverse effect on the Company's financial condition, results of operations or liquidity.
Other Matters
We are involved in several suits and claims that we consider to be in the ordinary course of our business. By its nature, the outcome of litigation is not known but the Company does not currently expect its pending litigation to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

13. Related Party Transactions
     Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls approximately 83% of the voting power of the issued and outstanding shares of our common stock. Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.
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
      On September 16, 2009, Linda McMahon resigned as Chief Executive Officer of the Company and announced her candidacy for the United States Senate, representing the State of Connecticut. Mrs. McMahon’s election team engaged the Company to produce certain television advertisements during the campaign in 2012, 2011 and 2010. The Company performed these services and charged the campaign the fair market value for the provided television production services, which were approximately $4, $3, and $360 for the years ended December 31, 2012, 2011 and 2010, respectively.
14. Stockholders’ Equity
Class B Convertible Common Stock
Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the years ended December 31, 2012, 2011 and 2010, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.
Dividends
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
     We paid quarterly dividends of $0.12 per share, totaling $35,815, on all Class A and Class B shares for the year ended December 31, 2012. We paid one quarterly dividend of $0.36 per share and three quarterly dividends of $0.12 per share, totaling $19,957, on all Class A common shares, and we paid one quarterly dividend of $0.24 per share and three quarterly dividends of $0.12 per share, totaling $27,852, on all Class B common shares for the year ended December 31, 2011. We paid four quarterly dividends of $0.36 per share, totaling $38,724, on all Class A common shares and $0.24 per share, totaling $44,919, on all Class B common shares for the year ended December 31, 2010.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

15. Stock-based Compensation
The 2007 Omnibus Incentive Plan (the "2007 Plan") provides for equity-based incentive awards as determined by the compensation committee of the Board of Directors as incentives and rewards to encourage officers and employees to participate in our long-term success. In 2004, we began issuing RSUs, which typically have a three year service requirement and vest in equal annual installments. In 2007, we began issuing PSUs in addition to RSUs, which are subject to certain performance conditions and generally vest ratably over three and one-half years.
As of December 31, 2012, there were approximately 2.7 million shares available for future grants under the 2007 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs and PSUs.
Stock Options
We have not granted any stock options since June 2004 and there were no stock options exercised or forfeited during 2012 and there were no stock options exercised, canceled or forfeited during 2011.
The following tables summarizes stock options activity for the year ended December 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	71,966	$13.44	0.5	$—
Canceled/Expired	(71,966)	$13.44
Outstanding, vested and exercisable at December 31, 2012	—	$—		$—

As of December 31, 2012, there were no unrecognized stock-based compensation expenses related to stock options, as all outstanding stock options were vested.

The following is information relating to our stock option activity for the year ended December 31, 2010:

2010
Intrinsic value of options exercised	$290
Cash received from options exercised	$1,562
Tax benefits realized for tax deductions from exercise of stock options	$110
Restricted Stock Units
      The Company grants RSUs to officers and employees under our 2007 Plan. Stock-based compensation costs associated with our restricted stock units are determined using the fair market value of the Company's common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs typically have a three year service requirement and vest in equal annual installments. We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

15. Stock-based Compensation (continued)
The following tables summarize the activity of RSUs for the year ended December 31, 2012:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	65,185	$12.42
Granted	147,653	$9.25
Vested	(59,538)	$10.86
Forfeited	(7,125)	$11.27
Unvested at December 31, 2012	146,175	$9.97

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense	$1,320	$370	$733
Tax benefits realized	494	141	279
Weighted-average grant-date fair value of RSUs granted	1,366	632	230
Fair value of RSUs vested	647	1,700	2,382
As of December 31, 2012, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures, was approximately $702, before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.3 years.
Performance Stock Units
Stock-based compensation costs associated with our performance stock units ("PSUs") are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of three and one half years. Until such time the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the probability of attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

15. Stock-based Compensation (continued)
The following tables summarize the activity of PSUs for the year ended December 31, 2012:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	813,930	$13.31
Granted	622,700	$7.89
Vested	(290,632)	$15.05
Forfeited	(460,295)	$7.27
Unvested at December 31, 2012	685,703	$8.37

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense	$2,440	$2,378	$6,632
Tax benefits realized	2,252	904	2,520
Weighted-average grant-date fair value of PSUs granted	4,913	6,062	7,182
Fair value of PSUs vested	4,375	5,878	7,474
As of December 31, 2012, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was approximately $4,000, before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.7 years.
Employee Stock Purchase Plan
     We provide a stock purchase plan for our employees. Under the plan, all regular full-time employees may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to Selling, general and administrative expense for the difference between the fair market value and the discounted price. During 2012, 2011 and 2010, employees purchased 76,676 , 67,537 and 57,334 shares of our common stock which resulted in an expense of $85, $110, $194, respectively.
16. Employee Benefit Plans
We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $1,384, $1,239 and $1,189 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2012, 2011 or 2010.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

17. Segment Information
     As discussed in Note 1, the Company classifies its operations into four reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media and WWE Studios.
We measure the performance of our reportable segments based upon segment operating income. We do not allocate our corporate overhead to our reportable segments, which includes the majority of selling, general and administrative expenses, and unallocated depreciation and amortization of property and equipment. Starting in the second quarter of 2012, we began allocating certain staff related expenses, specifically stock-based compensation costs, management incentive compensation and medical benefits in our management reporting and, as such, we have prospectively included these costs in the calculation of operating income for our reportable segments. This change did not have a material impact on our reportable segments' operating income. Revenues from transactions between our operating segments are not material.
The accounting policies used to determine the performance of our operating segments are the same as those described in Note 2. Summary of Significant Accounting Policies.
Operating results by segment were as follows:

	Year Ended December 31,
	2012	2011	2010
Net revenues:
Live and Televised Entertainment	$353,849	$339,979	$331,835
Consumer Products	87,756	94,914	97,376
Digital Media	34,531	28,132	28,937
WWE Studios	7,877	20,896	19,507
Total net revenues	$484,013	$483,921	$477,655

Depreciation and amortization:
Live and Televised Entertainment	$9,238	$7,491	$5,657
Consumer Products	874	460	203
Digital Media	1,485	1,174	1,178
WWE Studios	9	9	4
Corporate	8,418	5,846	4,665
Total depreciation and amortization	$20,024	$14,980	$11,707

Operating income (loss):
Live and Televised Entertainment	$118,233	$116,768	$119,166
Consumer Products	47,768	50,574	49,992
Digital Media	8,852	6,008	4,951
WWE Studios	(5,463)	(29,388)	(1,762)
Corporate	(126,195)	(106,943)	(90,089)
Total operating income	$43,195	$37,019	$82,258

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

17. Segment Information (continued)
The following is a schedule of assets by segment:

	As of December 31,
	2012	2011
Assets:
Live and Televised Entertainment	$150,014	$143,592
Consumer Products	13,227	12,555
Digital Media	8,854	6,063
WWE Studios	27,410	54,308
Unallocated	181,878	162,106
Total assets	$381,383	$378,624

During the years ended December 31, 2012 and 2011, the Company focused on capital spending as it relates to its efforts to produce additional content for distribution through various media platforms, spending approximately $19,000 and $15,000, respectively, towards these initiatives; these amounts are included in corporate and other below. Capital spending, including spending related to the aforementioned initiatives by segment, was as follows:

	Year ended December 31,
	2012	2011	2010
Live and Televised Entertainment	$3,123	$5,210	$7,191
Consumer Products	5,188	1,793	60
Digital Media	1,996	1,686	552
Corporate and other	23,583	19,267	4,511
Total purchases of property and equipment	$33,890	$27,956	$12,314

Geographic Information
     Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year ended December 31,
	2012	2011	2010
North America	$365,942	$350,523	$342,312
Europe/Middle East/Africa	70,720	76,165	80,263
Asia Pacific	37,087	38,662	35,647
Latin America	10,264	18,571	19,433
Total net revenues	$484,013	$483,921	$477,655

Revenues generated from the United Kingdom, our largest international market, were $34,001, $33,178 and $33,932 for the years ended December 31, 2012, 2011 and 2010, respectively. Approximately $100 and $200 of property and equipment was located outside of the United States at December 31, 2012 and 2011, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

18. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including our television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At December 31, 2012, our largest single customer balance was approximately 14% of our gross accounts receivable balance.
19. Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012	(1) (5)	(1) (2)	(1) (2) (3) (4)	(1) (4)
Net revenues	$123,068	$141,648	$104,197	$115,100
Cost of revenues	$68,397	$85,484	$61,406	$69,166
Net income	$15,331	$11,943	$3,527	$631
Net income per common share: basic	$0.21	$0.16	$0.05	$0.01
Net income per common share: diluted	$0.20	$0.16	$0.05	$0.01
2011
Net revenues	$119,907	$142,554	$108,518	$112,942
Cost of revenues	$73,247	$88,829	$64,455	$88,652
Net income (loss)	$8,603	$14,267	$10,591	$(8,629)
Net income (loss) per common share: basic	$0.11	$0.19	$0.14	$(0.12)
Net income (loss) per common share: diluted	$0.11	$0.19	$0.14	$(0.12)

(1)
Cost of revenues for the first and fourth quarters of 2012 includes impairment charges of $754 and $475, respectively, related to certain of our feature films. For 2011, cost of revenues includes impairment charges in the first, second, third and fourth quarters of $2,800, $3,250, $5,123 and $12,241, respectively, related to feature films. See Note 7. Feature Film Production Assets.

(2)	Net income for the second and third quarters of 2012 includes the benefit of $1,031 and $4,143, respectively, relating to incentives received relating to television production.

(3)	For the third quarter of 2011, cost of revenues and net income include the benefit of $4,146 and $4,399, respectively, relating to incentives received relating to television and other productions.

(4)
Net income for the third quarter of 2012 reflects a return to a more normalized level of management incentive compensation of $2,965 compared with $(2,683) for the respective 2011 quarter. The third quarter of 2011 reflects the reversal of amounts previously accrued for management incentive compensation as it was determined management would not meet performance targets.

(5)	Net income includes a $4.1 million tax benefit in the first quarter of 2012 related to previously unrecognized tax benefits.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

20. Subsequent Event
On December 19, 2012, our former video game licensee THQ Inc. ("THQ") declared bankruptcy. As a result, the Company reserved $1.7 million as bad debt for amounts that were due the Company from THQ at December 31, 2012. The amounts reserved primarily related to sponsorship agreements and various services WWE provided to THQ in support of the release of WWE '13.
In February 2013, the Company and THQ reached an agreement to terminate its video game license, which agreement was approved by the U.S. Bankruptcy Court on February 19, 2013. In connection with this termination, the Company waived its rights to the pre-petition amounts due under its license agreement with THQ, and THQ agreed to transfer certain intellectual property rights and to pay post-petition royalties to WWE by March 31, 2013.
In connection with the THQ license termination, the Company will recognize approximately $8.0 million of revenue during the first quarter of 2013 relating to the unrecognized portion of an advance received when the Company entered into the license agreement with THQ in 2009. As a result of THQ's bankruptcy, the Company will not be able to collect and recognize a portion of anticipated royalties due in the first quarter of approximately $4.0 million to $5.0 million. Additionally, upon termination of the agreement with THQ, the Company entered into a multi-year agreement with Take-Two Interactive Software, Inc. ("Take-Two") to be the Company's video game licensee. Take-Two will assume distribution of our existing catalog of video games, as well as develop, publish and distribute new titles, effective with the release of the Company's annual franchise game WWE2K14 in late 2013.

WORLD WRESTLING ENTERTAINMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charges to Expense/ Against Revenues	Deductions/Adjustments *	Balance at End of Year
For the Year Ended December 31, 2012
Allowance for doubtful accounts	$2,179	$2,483	$1,613	$6,275
Magazine publishing allowance for newsstand returns	3,286	14,355	(15,496)	2,145
Home video allowance for returns	7,096	15,990	(16,815)	6,271
For the Year Ended December 31, 2011
Allowance for doubtful accounts	$12,316	$(692)	$(9,445)	$2,179
Magazine publishing allowance for newsstand returns	4,277	23,626	(24,617)	3,286
Home video allowance for returns	5,637	18,778	(17,319)	7,096
For the Year Ended December 31, 2010
Allowance for doubtful accounts	$11,926	$774	$(384)	$12,316
Magazine publishing allowance for newsstand returns	4,823	28,938	(29,484)	4,277
Home video allowance for returns	5,535	23,954	(23,852)	5,637

* Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of magazines and home videos from retailers or adjustments to the allowance account which affects bad debt expense.