Form 10-Q
period 2013-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2013-05-03
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
At May 1, 2013 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 29,771,977 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 45,050,830.

WORLD WRESTLING ENTERTAINMENT, INC.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net revenues	$124,001	$123,068
Cost of revenues (including amortization and impairments of feature film production assets of $6,074 and $4,559, respectively)	74,866	68,397
Selling, general and administrative expenses	37,831	34,712
Depreciation and amortization	5,232	3,918
Operating income	6,072	16,041
Investment income, net	448	499
Interest expense	(352)	(502)
Other (expense) income, net	(1,345)	506
Income before income taxes	4,823	16,544
Provision for income taxes	1,789	1,213
Net income	$3,034	$15,331

Earnings per share:
Basic	$0.04	$0.21
Diluted	$0.04	$0.20

Weighted average common shares outstanding:
Basic	74,800	74,461
Diluted	75,233	74,815

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$3,034	$15,331
Other comprehensive income (loss):
Foreign currency translation adjustment	(88)	109
Unrealized holding (loss) gain (net of tax (benefit) expense of ($7) and $98, respectively)	(10)	160
Total other comprehensive (loss) income	(98)	269
Comprehensive income	$2,936	$15,600

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	As of
	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,278	$66,048
Short-term investments, net	85,975	86,326
Accounts receivable (net of allowances for doubtful accounts and returns
of $13,143 and $14,691, respectively)	54,839	50,716
Inventory	3,098	1,770
Deferred income tax assets	14,049	14,403
Prepaid expenses and other current assets	17,261	15,269
Total current assets	221,500	234,532
PROPERTY AND EQUIPMENT, NET	102,170	102,162
FEATURE FILM PRODUCTION ASSETS, NET	20,643	23,691
TELEVISION PRODUCTION ASSETS	6,969	6,331
INVESTMENT SECURITIES	5,220	5,220
OTHER ASSETS	9,405	9,447
TOTAL ASSETS	$365,907	$381,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$43,555	$48,954
Deferred income	23,091	28,611
Total current liabilities	66,646	77,565
NON-CURRENT INCOME TAX LIABILITIES	9,166	9,092
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
29,759,891 and 29,253,665 shares issued and outstanding as of
March 31, 2013 and December 31, 2012, respectively)	298	293
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
45,050,830 and 45,500,830 shares issued and outstanding as of December 31,
March 31, 2013 and December 31, 2012, respectively)	450	455
Additional paid-in capital	343,185	341,762
Accumulated other comprehensive income	3,933	4,031
Accumulated deficit	(57,771)	(51,815)
Total stockholders’ equity	290,095	294,726
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$365,907	$381,383

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2012	29,254	$293	45,501	$455	$341,762	$4,031	$(51,815)	$294,726
Net income	—	—	—	—	—	—	3,034	3,034
Other comprehensive income	—	—	—	—	—	(98)	—	(98)
Stock issuances, net	56	—	—	—	211	—	—	211
Conversion of Class B common stock by shareholder	450	5	(450)	(5)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(16)	—	—	(16)
Dividends	—	—	—	—	13	—	(8,990)	(8,977)
Stock-based compensation	—	—	—	—	1,215	—	—	1,215
Balance, March 31, 2013	29,760	$298	45,051	$450	$343,185	$3,933	$(57,771)	$290,095

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES:
Net income	$3,034	$15,331
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and impairments of feature film production assets	6,074	4,559
Depreciation and amortization	5,232	3,918
Amortization of bond premium	538	571
Amortization of debt issuance costs	154	154
Stock-based compensation	1,215	740
(Recovery from) provision for doubtful accounts	(316)	835
Services provided in exchange for equity instruments	(220)	—
Loss on disposal of property and equipment	425	110
Provision (benefit) for deferred income taxes	456	(2,477)
Excess tax benefits from stock-based payment arrangements	—	(6)
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(3,676)	6,424
Inventory	(1,327)	91
Prepaid expenses and other assets	(2,468)	(3,401)
Feature film production assets	(769)	(600)
Television production assets	(638)	(3,059)
Accounts payable and accrued expenses	(8,090)	4,682
Deferred income	(5,521)	4,588
Net cash (used in)/provided by operating activities	(5,897)	32,460
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(4,944)	(13,316)
Purchases of short-term investments	(8,999)	(7,821)
Proceeds from sales and maturities of investments	8,785	5,500
Net cash used in investing activities	(5,158)	(15,637)
FINANCING ACTIVITIES:
Repayment of long-term debt	—	(306)
Dividends paid	(8,977)	(8,937)
Issuance of stock, net	262	392
Excess tax benefits from stock-based payment arrangements	—	6
Net cash used in financing activities	(8,715)	(8,845)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,770)	7,978
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,048	52,491
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,278	$60,469
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment and other assets	$1,779	$1,420

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
Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012.

Immaterial Error Discovered in Prior Period Financial Statements
Subsequent to the issuance of our Form 10-Q for the three months ended March 31, 2012, the Company identified and corrected an immaterial error in the Consolidated Statement of Cash Flows for such period. Specifically, the reversing effect of a year-end accrual of property and equipment was not classified correctly in the Consolidated Statement of Cash Flows for the three months ended March 31, 2012. This error resulted in an overstatement of $5,302 in the “Accounts payable and accrued expenses” line in the cash flows provided by/(used in) operating activities and an understatement in the “Purchases of property and equipment and other assets” line in the cash flows provided by/(used in) investing activities section of the cash flows for the three months ended March 31, 2012 and did not affect the other financial statements presented.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. We adopted this accounting standards update on January 1, 2013 which did not have a material effect on our consolidated financial statements.
In October 2012, the FASB issued an accounting standards update to amend the requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. The update revises the impairment assessment to remove the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The update also eliminates the requirement that an entity incorporate into fair value measurements used in impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence, if the information would not have been considered by market participants at the measurement date. This standard update is effective for impairment assessments performed on or after December 15, 2012. We adopted this accounting standards update for our film impairment assessment as of December 31, 2012 which did not have a material effect on our consolidated financial statements for the periods presented herein.
In December 2011, the FASB issued an accounting standards update that expands the disclosure requirements for the offsetting of assets and liabilities related to certain financial instruments and derivative instruments. The update requires disclosures to present both gross information and net information for financial instruments and derivative instruments that are eligible for net presentation due to a right of offset, an enforceable master netting arrangement or similar agreement. We adopted this accounting standards update as of January 1, 2013 which did not have a material effect on our consolidated financial statements.
2. Stock-based Compensation
Restricted Stock Units
Stock-based compensation costs associated with our restricted stock units ("RSUs") are determined using the fair market value of the Company’s common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs typically have a three year service requirement and vest in equal annual installments and are granted under our 2007 Omnibus Incentive Plan (the "Plan").
The following table summarizes RSUs activity (dollars in thousands except per unit data):

	Three Months Ended
	March 31, 2013	March 31, 2012
Units granted	14,500	102,500
Weighted average grant date fair value of units granted	$8.56	$9.69
Total unvested units at end of period	137,193	149,789
Weighted average grant date fair value - unvested units	$9.44	$10.57

Performance Stock Units
Stock-based compensation costs associated with our performance stock units ("PSUs") are initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation Committee (service inception date) and are granted under the Plan. The vesting of these PSUs are subject to certain performance conditions and a service requirement of three and one half years. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the probability of attainment on the reporting date. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The following table summarizes PSUs activity (dollars in thousands except per unit data):

	Three Months Ended
	March 31, 2013	March 31, 2012
Units granted	782,995	622,700	*
Weighted average service inception date fair value of units granted	$8.82	$9.14	*
Total unvested units at end of period	796,300	993,968
Weighted average fair value per share - unvested units	$8.82	$11.12
* The performance conditions for this award were subsequently met and during the three months ended March 31, 2013, we granted 709,196 PSUs at a weighted average grant date fair value of $8.46.
Stock-based compensation costs totaled $1,215 and $679 for the three months ended March 31, 2013 and 2012, respectively.
3. Segment Information
As discussed in Note 1, the Company classifies its operations into four reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media and WWE Studios.
Beginning in the first quarter of 2013, the Company made changes to its operating plan and management reporting to reflect a change in the measurement used by management to evaluate performance. The Company changed its measure of segment profit (loss) to operating income (loss) before depreciation and amortization or "OIBDA". Prior to the three months ended March 31, 2013, the Company measured segment profit (loss) using operating income. The Company revised its financial information and disclosures for prior periods to reflect the segment disclosures as if the current measure of profit (loss), OIBDA, had been in effect throughout all periods presented.

The Company presents OIBDA as the primary measure of segment profit (loss). The Company believes the presentation OIBDA is relevant and useful for investors because it allows investors to view our segment performance in a manner similar to the primary method used by management to evaluate performance and make decisions about allocating resources. The Company defines OIBDA as operating income before depreciation and amortization, excluding feature film amortization and film impairments.
We do not allocate certain costs included in OIBDA to our reportable segments. These costs are primarily corporate overhead expenses and costs which benefit the Company as a whole and are therefore, not allocated to our reportable segments. Starting in the second quarter of 2012, we began allocating certain staff related expenses, specifically stock compensation costs, management incentive compensation and medical benefits in our management reporting and, as such, we prospectively included these costs in the calculation of OIBDA for our reportable segments. This change did not have a material impact on our reportable segments' OIBDA. Revenues from transactions between our operating segments are not material.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net revenues:
Live and Televised Entertainment	$79,926	$75,715
Consumer Products	33,174	35,459
Digital Media	8,996	7,141
WWE Studios	1,905	4,753
Total net revenues	$124,001	$123,068
OIBDA:
Live and Televised Entertainment	$21,460	$26,146
Consumer Products	23,505	23,392
Digital Media	2,001	1,755
WWE Studios	(5,044)	(1,307)
Unallocated Corporate	(30,618)	(30,027)
Total OIBDA	$11,304	$19,959

Reconciliation of Total Operating Income to Total OIBDA

	Three Months Ended
	March 31, 2013	March 31, 2012
Total operating income	$6,072	$16,041
Depreciation and amortization	5,232	3,918
Total OIBDA	$11,304	$19,959
Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended
	March 31, 2013	March 31, 2012
North America	$97,824	$93,044
Europe/Middle East/Africa	16,253	17,956
Asia Pacific	7,885	8,506
Latin America	2,039	3,562
Total net revenues	$124,001	$123,068

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Revenues generated from the United Kingdom, our largest international market, totaled $7,703 and $8,151 for the three months ended March 31, 2013 and 2012, respectively. The Company’s property and equipment was almost entirely located in the United States at March 31, 2013 and 2012.
4. Property and Equipment
Property and equipment consisted of the following:

	As of
	March 31, 2013	December 31, 2012
Land, buildings and improvements	$99,714	$97,551
Equipment	95,992	93,316
Corporate aircraft	20,858	20,858
Vehicles	1,474	1,474
	218,038	213,199
Less accumulated depreciation	(115,868)	(111,037)
Total	$102,170	$102,162
Depreciation expense for property and equipment totaled $4,846 and $3,805 for the three months ended March 31, 2013 and 2012, respectively.
5. Feature Film Production Assets
Feature film production assets consisted of the following:

	As of
	March 31, 2013	December 31, 2012
Feature film productions:
In release	$15,352	$13,238
Completed but not released	3,582	7,849
In production	1,004	1,977
In development	705	627
Total	$20,643	$23,691
Approximately 41% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 73% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production asset within four years as we receive revenues associated with international distribution of our licensed films.
During the three months ended March 31, 2013, we released two feature films via theatrical distribution, The Call and Dead Man Down, which comprise $1,012 and $989, respectively, of our “In release” feature film assets, as of March 31, 2013. We also released The Marine 3: Homefront direct to DVD during the current quarter which comprises $1,482 of our "In release" feature film asset as of March 31, 2013. Third-party distributors control the distribution and marketing of these three films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

During the three months ended March 31, 2012, we released one feature film, Bending the Rules, which comprise $785 of our “In release” feature film assets as of March 31, 2013.
Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the films estimated fair value using a discounted cash flows model. If fair value is less than amortized cost, the film asset is written down to fair value.
We recorded an impairment charge of $4,696 during the three months ended March 31, 2013 related to our feature film, Dead Man Down. During the three months ended March 31, 2012, we recorded an impairment charge of $754 related to our feature film Bending the Rules. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.
We currently have two theatrical films designated as “Completed but not released”. We also have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three months ended March 31, 2013, we did not record any expense related to previously capitalized development costs related to abandoned projects. During the three months ended March 31, 2012, we expensed $15 of previously capitalized development costs related to abandoned projects.
6. Television Production Assets
Television production assets consist primarily of episodic television series we have produced for distribution, either on a potential network or through other distribution platforms. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. We have $6,969 capitalized as of March 31, 2013 related to this type of programming. Costs to produce live event programming are expensed when the event is first broadcast. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we write-off the remaining unamortized asset. During the three months ended March 31, 2013 and 2012, we did not record any impairments related to any television production assets.
7. Investment Securities and Short-Term Investments
On June 25, 2012, the Company invested $5,000 in Tout Industries, Inc. ("Tout") Series B Preferred Stock. This investment was accounted for under the cost method. We evaluate our investment in Tout for impairment if factors indicate that a significant decrease in value has occurred. No such indicators were noted during the three months ended March 31, 2013. This investment is included in Investment Securities in our Consolidated Balance Sheet as of March 31, 2013. In July 2012, the Company entered into a two-year strategic partnership whereby WWE will fully integrate and promote Tout's technology platform into WWE's TV broadcasts, digital properties and live events. WWE is eligible to receive up to 11,250 shares of Tout common stock per quarter over the life of the two year agreement. During the first quarter of 2013, we achieved the required performance metrics and recorded revenue of $0.2 million. The Company recorded a receivable for the shares it expects to receive related to the first quarter.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Investment securities and short-term investments measured at fair value consisted of the following:

	March 31, 2013			December 31, 2012
	Amortized Cost	Unrealized Holding Gain	Fair Value	Amortized Cost	Unrealized Holding Gain	Fair Value
Municipal bonds	$68,234	$512	$68,746	$68,517	$482	$68,999
Corporate bonds	17,130	99	17,229	17,182	145	17,327
Total	$85,364	$611	$85,975	$85,699	$627	$86,326
We classify the investments listed in the above table as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal and corporate bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.
Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of March 31, 2013, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	2 month-10 years
Corporate bonds	1 months-3 years
There were no sales of our available-for-sale securities during the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 and 2012, we had proceeds from maturities and calls for available-for-sale securities of $8,875 and $5,500, respectively.
As of March 31, 2013, we had net unrealized holding gains on available-for-sale securities of $611 which are included in accumulated other comprehensive income. Of this amount, we had gross unrealized holding gains of $665 and gross unrealized holding losses of $54. As of December 31, 2012, we had net unrealized holding gains on available-for-sale securities of $627 which are included in accumulated other comprehensive income. Of this amount, we had gross unrealized holding gains of $711 and gross unrealized holding losses of $84.
8. Fair Value Measurement
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Level 1-	quoted prices in active markets for identical assets or liabilities;
Level 2-	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3-	unobservable inputs, such as discounted cash flow models or valuations
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at March 31, 2013				Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$68,746	$—	$68,746	$—	$68,999	$—	$68,999	$—
Corporate bonds	17,229	—	17,229	—	17,327	—	17,327	—
Total	$85,975	$—	$85,975	$—	$86,326	$—	$86,326	$—
Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments.
We have classified our investment in municipal and corporate bonds within Level 2 as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The municipal and corporate bonds are valued based on model-driven valuations whereby market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources are used as inputs to an algorithm.
The Company also has assets that are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the three months ended March 31, 2013, the Company recorded impairment charges of $4,696 on feature film production assets based on fair value measurements of $989. The Company recorded an impairment charge of $754 during the three months ended March 31, 2012 on a feature film production asset based on a fair value measurement of $1,000. See Note 5, Feature Film Production Assets, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party specialist who assists us in gathering the necessary inputs used in our model.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following

	As of
	March 31, 2013	December 31, 2012
Trade related	$5,520	$7,364
Payroll and related benefits	8,899	16,099
Talent related	9,179	9,805
Accrued event and television production	5,174	5,122
Accrued home video royalties	2,089	1,989
Accrued legal and professional	2,360	1,243
Accrued purchases of property and equipment and other assets	1,779	1,415
Accrued film liability	2,879	572
Accrued other	5,676	5,345
Total	$43,555	$48,954
Accrued other includes accruals for our publishing and licensing business activities and other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities.
10. Senior Unsecured Revolving Credit Facility
In 2011, the Company entered into a senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. The credit facility provides for a $200,000 line of credit that expires in September 2014, unless extended. Applicable interest rates for the borrowings under the revolving credit facility are at a LIBOR-based rate plus 200 basis points or an alternate base rate plus 100 basis points. As of March 31, 2013, the LIBOR-based rate plus margin was 2.28%. In the event the utilization percentage of the facility exceeds 50%, the applicable margin for the LIBOR-based and alternate base rate borrowings will increase by 25 basis points. As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under the credit facility. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Borrowings under the credit facility are subject to certain financial covenants and certain restrictions. Subsequent to March 31, 2013, the credit facility was amended and restated. See Note 15, Subsequent Events for further discussion.
11. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At March 31, 2013, our largest single customer balance was approximately 12% of our gross accounts receivable balance.
12. Income Taxes
The effective tax rate was 37% for the three months ended March 31, 2013 as compared to 7% for the three months March 31, 2012. During the prior year quarter, we recognized $4,057 of previously unrecognized tax benefits. Included in the amount recognized was $1,396 of potential interest and penalties related to the uncertain tax positions. The recognition of these amounts during the three months ended March 31, 2012 resulted in an effective tax rate of 7%.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

At March 31, 2013, we have $2,113 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The entire amount is classified as Non-current income tax liabilities. At December 31, 2012, we had $2,128 of unrecognized tax benefits. All of this amount was classified as Non-current income tax liabilities.
We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We had $702 of accrued interest and penalties related to uncertain tax positions as of March 31, 2013. Essentially this entire amount is classified in Non-current income tax liabilities. At December 31, 2012, we had $716 of accrued interest and penalties related to uncertain tax positions, essentially all classified in Non-current income tax liabilities.
Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $602 within 12 months of March 31, 2013.
13. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the three months ended March 31, 2013 and 2012, we did not receive any incentives related to film and television production activities.
14. Commitments and Contingencies
Legal Proceedings
We are involved in several litigations and claims that we consider to be in the ordinary course of our business. By its nature, the outcome of litigation is not known but the Company does not currently expect its pending litigation to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

15. Subsequent Events
On April 30, 2013, the Company entered into an agreement to purchase a 2006 Bombardier Bombardier Global 5000 jet for $27.5 million.  The purchase agreement is subject to several conditions, most notably the acceptance by the Company, in its discretion, of the aircraft after a pre-buy inspection by the Company's outside aviation advisors.  Assuming this transaction closes, improvements and applicable taxes would result in final capitalized costs expected to be in the range of $31.0 million to $32.0 million. The new jet would replace the Company's current 1998 Canadair Challenger which the Company has owned since 2001 and expects to market for sale after completion of the purchase and refurbishment.
In April 2013, we amended and restated our existing $200.0 million revolving credit facility with a syndicated group of banks, with JPMorgan Chase, as administrative agent. Under the terms of the amended agreement, (i) the maturity of our $200.0 million revolving credit facility was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on our financial covenants were amended to provide for greater financial flexibility. We have no outstanding borrowings under credit facility for the periods presented and are currently are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
     The following analysis outlines all material activities contained within each of our reportable segments.
Live and Televised Entertainment

•
Revenues consist principally of ticket sales to live events, sales of merchandise at these live events, television rights fees, integrated sponsorship fees, and fees for viewing our pay-per-view and video-on-demand programming.

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

Results of Operations
Beginning in the first quarter of 2013, the Company made changes to its operating plan and management reporting to reflect a change in the measurement used by management to evaluate performance. The Company changed its measure of segment profit (loss) to operating income (loss) before depreciation and amortization, or "OIBDA". Prior to the first quarter of 2013, the Company measured segment profit (loss) using profit contribution. The Company revised its discussion of results of operations for prior periods to reflect the segment disclosures as if the current measure of profit (loss), OIBDA, had been in effect throughout all periods presented.

The Company presents OIBDA as the primary measure of segment profit (loss). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate performance and make decisions about allocating resources. The Company defines OIBDA as operating income before depreciation and amortization, excluding feature film amortization, and film impairments. OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. A limitation of OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business. OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. See Note 3, Segment Information in the accompanying Consolidated Financial Statements for a reconciliation of OIBDA to operating income for the periods presented.

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012
(dollars in millions)

Summary

	Three Months Ended
	March 31, 2013	March 31, 2012	increase (decrease)
Net Revenues
Live and Televised Entertainment	$79.9	$75.7	6%
Consumer Products	33.2	35.5	(6)%
Digital Media	9.0	7.1	27%
WWE Studios	1.9	4.8	(60)%
Total	124.0	123.1	1%

OIBDA
Live and Televised Entertainment	21.4	26.1	(18)%
Consumer Products	23.5	23.4	—%
Digital Media	2.0	1.8	11%
WWE Studios	(5.0)	(1.3)	285%
Unallocated Selling, General & Administrative Expenses	(30.6)	(30.0)	2%
Total	11.3	20.0	(44)%
OIBDA as a percentage of revenues	9%	16%

Depreciation and amortization expense	5.2	4.0	30%
Operating income	6.1	16.0	(62)%
Investment and other (expense) income	(1.3)	0.5	(360)%
Income before income taxes	4.8	16.5	(71)%
Provision for income taxes	1.8	1.2	50%
Net income	$3.0	$15.3	(80)%
The comparability of our results for the current year quarter were impacted by a $4.7 million impairment charge related to our feature film, Dead Man Down, and an approximate $3.4 million positive impact from the transition of our video game to a new licensee. In the prior year quarter, our results were impacted by a $0.8 million impairment charge related to our feature film, Bending the Rules and the recognition of a $4.1 million benefit due to previously unrecognized tax benefits.
Our Live and Televised Entertainment segment revenues increased 6% primarily due to a $5.0 million increase in our television rights business. Our Consumer Products segment experienced a 6% decrease in revenues primarily driven by a $2.2 million decline in our home video business. Our Digital Media segment experienced a 27% increase in revenues, primarily driven by higher sales of online advertising and incremental fees from a new agreement entered into with Hulu. Our WWE Studios segment experienced a 60% decline in revenues primarily due to the performance of our existing film portfolio.

Live and Televised Entertainment
The following tables provide performance results and key drivers for our Live and Televised Entertainment segment:

	Three Months Ended
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	March 31, 2013	March 31, 2012	increase (decrease)
Live events	$21.0	$22.2	(5)%
North America	$20.0	$18.9	6%
International	$1.0	$3.3	(70)%
Total live event attendance	496,500	451,300	10%
Number of North American events	77	69	12%
Average North American attendance	6,400	6,200	3%
Average North American ticket price (dollars)	$39.40	$38.50	2%
Number of international events	3	6	(50)%
Average international attendance	2,500	3,400	(26)%
Average international ticket price (dollars)	$82.51	$125.60	(34)%
Venue merchandise	$5.1	$5.1	—%
Domestic per capita spending (dollars)	$10.29	$9.75	6%
Pay-per-view	$15.1	$13.5	12%
Number of pay-per-view events	2	2	—%
Number of buys from pay-per-view events	744,500	684,700	9%
Average revenue per buy (dollars)	$19.79	$18.78	5%
Domestic retail price (dollars)	$44.95	$44.95	—%
Television rights fees	$37.5	$32.5	15%
Domestic	$24.2	$20.1	20%
International	$13.3	$12.4	7%
Other	$1.2	$2.4	(50)%
Total Live and Televised Entertainment	$79.9	$75.7	6%
Ratings
Average weekly household ratings for RAW	3.7	3.5	6%
Average weekly household ratings for SmackDown	2.3	2.2	5%
Average weekly household ratings for Main Event	1.0	N/A
Average weekly household ratings for Saturday Morning Slam	0.7	N/A

	Three Months Ended
OIBDA-Live and Televised Entertainment (dollars in millions)	March 31, 2013	March 31, 2012	increase (decrease)
Live events	$4.5	$4.5	—%
Venue merchandise	1.8	1.9	(5)%
Pay-per-view	6.6	7.9	(16)%
Television rights fees	12.7	12.8	(1)%
Other	(4.2)	(1.0)	320%
Total	$21.4	$26.1	(18)%
OIBDA as a percentage of revenues	27%	35%
Live events revenues decreased by $1.2 million in the current year quarter as compared to the prior year quarter. Our international live events business decreased $2.3 million primarily due to three fewer events held in the current year quarter, a 26% decline in average attendance and a 34% decline in average ticket price as compared to the prior year quarter. The declines in average attendance and ticket prices were due to weak performances in Turkey and Qatar, which are emerging WWE markets, as compared to the prior year quarter which included an especially strong three-event tour in Abu-Dhabi. Revenues from our North America live events business increased $1.1 million or 6% primarily due to increases in the number of events, average attendance and average ticket prices in the current year quarter as compared to the prior year quarter. These increases were partially offset by a decline in revenues due to the timing of our annual Fan Axxess events held in conjunction with WrestleMania. We held the majority of our Fan Axxess events for WrestleMania XXVIII during the first quarter of 2012 while all of our Fan Axxess events held in conjunction with WrestleMania XXIX were held during the second quarter of 2013. OIBDA remained unchanged at $4.5 million in both the current and prior year quarters. The live events OIBDA as a percentage of revenues was 21% in the current year quarter compared to 20% in the prior year quarter.
Venue merchandise revenues remained flat at $5.1 million in both the current and prior year quarters. Increased sales of merchandise at our domestic events were offset by the impact of the timing of our Fan Axxess events described above. Total paid attendance at our events in domestic increased 21% while per capita merchandise sales at those events increased 6% to $10.29 in the current year quarter. OIBDA decreased by 5% from the prior year quarter primarily due to $0.2 million of additional compensation related expenses as a result of the hiring of new personnel. The venue merchandise OIBDA as a percentage of revenues decreased to 35% from 37% in the prior year quarter.
Pay-per-view revenues increased by $1.6 million in the current year quarter as compared to the prior year quarter. We experienced a 17% increase in buys for Royal Rumble and Elimination Chamber pay-per-views. Additionally, the average revenue per buy increased 5% from the prior year quarter due, in part, to an increased proportion of buys to view our events in high definition. Increases in the number of buys and revenue per buy, however, were partially offset by lower buys associated with prior period events. OIBDA decreased by 16% primarily due to a $3.3 million increase in talent related expenses. The pay-per-view OIBDA as a percentage of revenues decreased to 44% from 59% in the prior year quarter.
Television rights fees revenues increased by $5.0 million in the current year quarter as compared to the prior year quarter. Domestically, television rights fees increased by $4.1 million, primarily due to the production and licensing of new programs. During July 2012, we began to produce and license an additional hour of RAW to USA Network. In addition, during the third quarter of 2012, we began licensing two new original series, the WWE Main Event which is carried on ION Television Network and Saturday Morning Slam which is carried on The CW Network. OIBDA decreased slightly to $12.7 million in the current year quarter primarily due to higher direct costs for staff related expenses and increased production expenses. The television rights fee OIBDA as a percentage of revenues decreased to 34% from 39% in the prior year quarter.

Consumer Products
The following tables provide performance results and key drivers for our Consumer Products segment (dollars in millions):

	Three Months Ended
Revenues-Consumer Products	March 31, 2013	March 31, 2012	increase (decrease)
Licensing	$24.0	$24.2	(1)%
Home entertainment	$7.0	$9.2	(24)%
Gross units shipped	1,216,200	830,000	47%
Magazine publishing	$1.6	$1.4	14%
Net units sold	517,700	489,700	6%
Other	$0.6	$0.7	(14)%
Total	$33.2	$35.5	(6)%

	Three Months Ended
OIBDA-Consumer Products	March 31, 2013	March 31, 2012	increase (decrease)
Licensing	$20.1	$17.9	12%
Home entertainment	3.2	5.4	(41)%
Magazine publishing	0.1	—	—%
Other	0.1	0.1	—%
Total	$23.5	$23.4	—%
OIBDA as a percentage of revenues	71%	66%
Licensing revenues decreased by $0.2 million in the current year quarter as compared to the prior year quarter. The current year quarter reflected a $2.1 million positive impact associated with the bankruptcy of our former video game licensee, THQ and the transition to a new video game licensee, Take-Two Interactive. This positive impact was offset by lower revenue from video game, toys and other products, with the aggregate decline from our international markets. Excluding the impact of the video game transition, estimated sales of our video game declined approximately 12% with a corresponding reduction in average retail prices, and royalties from the sale of toy products declined approximately 6%, or $0.4 million, from the prior year quarter. In aggregate, excluding the impact of the video game transition, royalties from the sale of licensed products declined approximately 23%, or $2.2 million, in international markets. As a result of THQ's bankruptcy, we did not collect or recognize a portion of anticipated royalties due in the first quarter of 2013. Therefore, despite the positive impact of the transition of our video game license on revenue and income in the first quarter, WWE incurred an estimated economic loss of approximately $3.0 million stemming from foregone video game receipts. The licensing OIBDA as a percentage of revenues was 84% in the current year quarter compared to 74% in the prior year quarter.
Magazine publishing revenues increased by $0.2 million in the current year quarter as compared to the prior year quarter, predominantly from higher newsstand sales as well as higher advertising sales than in the prior year quarter. Net units sold increased by 6%. We published three issues of WWE Magazine, three issues of WWE Kids magazine and one special issue both in the current year and prior year quarters. OIBDA increased slightly by $0.1 million while cost of revenues remained relatively flat. Publishing OIBDA as a percentage of revenues increased to 6% from 0% in the prior year quarter.
Home entertainment revenues decreased by $2.2 million in the current year quarter as compared to the prior year quarter. The 24% decline reflected a reduction in revenue from our international licensing activities and adjustments to prior period sell-through estimates. Revenue from our international licensing activities declined by approximately $1.3 million due to the recognition of greater minimum guarantees in the prior year quarter. Domestic home entertainment revenue fell approximately $0.9 million, or 13%, as a 47% increase in shipments to over 1.2 million units was more than offset by a net $3.3 million impact from prior period sell through adjustments. The quarter included an unfavorable adjustment for lower than anticipated sales of prior period releases compared to a positive adjustment in the prior year quarter. The average price per unit of $9.52 remained essentially unchanged from the prior year quarter. OIBDA decreased by 41% primarily due to the decline in revenues while there was no corresponding decline in cost of revenues as it remained flat compared to the prior year quarter. This was due to increased shipments offset by lower material costs. Home entertainment OIBDA as a percentage of revenues decreased to 46% in the current year quarter compared from 59% from the prior year quarter.
Digital Media
The following tables provide performance results for our Digital Media segment (dollars in millions except average revenues per order):

	Three Months Ended
Revenues-Digital Media	March 31, 2013	March 31, 2012	increase (decrease)
WWE.com	$5.5	$3.9	41%
WWEShop	3.5	3.2	9%
Total	$9.0	$7.1	27%
Average WWEShop revenues per order (dollars)	$47.97	$48.04	—%

	Three Months Ended
OIBDA-Digital Media	March 31, 2013	March 31, 2012	increase (decrease)
WWE.com	$1.2	$1.1	9%
WWEShop	0.8	0.7	14%
Total	$2.0	$1.8	11%
OIBDA as a percentage of revenues	22%	25%

WWE.com revenues increased by $1.6 million in the current year quarter as compared to the prior year quarter, due to higher sales of online advertising, including integrated cross-platform sales, as well as increased rights fees associated with the licensing of WWE programs to Hulu Plus. The related programming agreement with Hulu commenced in September 2012. OIBDA increased by 9% primarily due to increased revenues offset by higher compensation related expenses primarily as a result of the hiring of new personnel. WWE.com OIBDA as a percentage of revenues decreased to 22% in the current year quarter from 28% in the prior year quarter.
WWEShop revenues increased by $0.3 million in the current year quarter compared to the prior year quarter, driven by an 11% increase in the number of orders to 73,200. Average revenue per order essentially remained flat at $47.97. OIBDA increased by14% driven by increased revenues which was partially offset by additional cost of revenues of $0.1 million and selling, general and administrative expenses of $0.1 million. WWEShop OIBDA as a percentage of revenues increased to 23% in the current year quarter from 22% in the prior year quarter.

WWE Studios
The following table provides detailed information for our WWE Studios' segment (in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended March 31,
			March 31,	Inception to-date		Revenue		OIBDA
Title	Release Date	Production Costs*	2013	Revenue	OIBDA	2013	2012	2013	2012
2013
The Call	Mar 2013	$1.0	$1.0	$0.1	$0.1	$0.1	$ N/A	$0.1	$ N/A
Dead Man Down	Mar 2013	5.7	1.0	—	(4.7)	—	N/A	(4.7)	N/A
The Marine 3: Homefront	Mar 2013	1.5	1.5	—	—	—	N/A	—	N/A
		8.2	3.5	0.1	(4.6)	0.1	—	(4.6)	—
2012
Barricade	Sept 2012	4.0	0.6	1.2	(3.4)	0.4	N/A	0.1	N/A
No Holds Barred	July 2012	—	—	0.5	0.1	0.1	N/A	—	N/A
Bending The Rules	Mar 2012	5.5	0.8	1.0	(4.7)	0.1	1.0	—	(1.0)
		9.5	1.4	2.7	(8.0)	0.6	1.0	0.1	(1.0)

Prior Releases		106.8	10.4	95.4	(19.0)	1.2	3.8	—	—

Completed but not released		3.6	3.6	—	—	—	—	—	—
In production		1.0	1.0	—	—	—	—	—	—
In development		0.7	0.7	—	(4.1)	—	—	—	—
Sub-total		$129.8	$20.6	$98.2	$(35.7)	$1.9	$4.8	$(4.5)	$(1.0)
Selling, General & Administrative Expenses								$(0.5)	$(0.3)
Total								$(5.0)	$(1.3)
*     Production costs are presented net of the associated benefit of production incentives.
During the current year quarter, we released two feature films via theatrical distribution, Dead Man Down and The Call. We also released The Marine 3: Homefront direct to DVD during the current quarter. Third-party distributors control the distribution and marketing of these three feature films and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results will be reported to us in periods subsequent to the initial release of these films.
WWE Studios revenues decreased $2.9 million in the current year quarter as compared to the prior year quarter. The decrease in revenue is primarily attributable to the weaker performance of prior releases due to the age of our film library and differences in the revenue recognition between the various distribution models of our movies. Although there were three feature films released in the current quarter, revenues for these movies will be recognized on a net basis as participation statements are received rather than upon release as was the case with our self-distributed movie, Bending the Rules, in the prior year quarter. In addition, the decline reflected the timing of results generated by our overall portfolio of movies. WWE Studios OIBDA decreased $3.7 million in the current year quarter as compared to the prior year quarter, primarily as a result of recording an impairment charge of $4.7 million in the current quarter compared to $0.8 million in the prior year quarter. In the current year quarter, the Company recorded an impairment for Dead Man Down due to underperformance theatrically. Distribution expenses decreased $0.8 million in the current year quarter as compared to the prior year quarter. In addition, amortization of production assets decreased $2.4 million for our films in the current year quarter as compared to the prior year quarter due to the decreases in revenue as assets are amortized based on the share of revenue received in the period as a percent of total expected revenue over current and future periods.
At March 31, 2013, the Company had $20.6 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than amortized cost, the film asset is written down to fair value.
Unallocated Selling, General & Administrative Expenses
The following table presents the amounts and percent change of certain significant unallocated overhead items (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012	increase (decrease)
Staff related	$13.5	$12.6	7%
Management incentive compensation	2.9	2.8	4%
Legal, accounting and other professional	5.0	4.0	25%
Travel and entertainment expense	1.1	1.1	—%
Advertising, marketing and promotion	0.8	0.9	(11)%
Corporate insurance	0.9	1.1	(18)%
Bad debt (recovery) expense	(0.3)	0.8	(138)%
All other	6.7	6.7	—%
Total unallocated SG&A expenses	$30.6	$30.0	2%
Unallocated SG&A expenses as a percentage of net revenues	25%	24%
Unallocated selling, general & administrative expenses increased by $0.6 million or 2% in the current year quarter compared to the prior year quarter. This increase was primarily due to costs associated with the hiring of staff and consulting costs related the support of our emerging content and distribution efforts. This increase was partially offset by a $1.1 million decrease in bad debt expense in the current year quarter as a result of a $0.2 million recovery compared to write-off in the prior year quarter for $0.8 million. Overall, we incurred $2.6 million in operating expenses during the current year quarter to support our emerging content and distribution efforts, including a potential network, compared to $2.1 million in the prior year quarter.
Depreciation and Amortization
(dollars in millions)

	Three Months Ended
	March 31, 2013	March 31, 2012	increase (decrease)
Depreciation and amortization	$5.2	$4.0	30%
Depreciation and amortization expense increased by $1.2 million, or 30%, in the current year quarter compared to the prior year quarter. Depreciation expense for the current year quarter reflects higher property and equipment balances due to increased capital expenditures over the past two years to support our emerging content and distribution efforts, including a potential network.

Investment and Other Income (Expense)
(dollars in millions)

	Three Months Ended
	March 31, 2013	March 31, 2012	increase (decrease)
Investment and other (expense) income, net	$(1.3)	$0.5	(360)%

Investment income, interest and other expense, net yielded an expense of $1.3 million compared to income of $0.5 million in the prior year quarter, reflecting incremental expenses associated with other non-income taxes, realized foreign exchange losses and the disposal of property and equipment in the current year quarter as compared to the prior year quarter.
Income Taxes
(dollars in millions)

	Three Months Ended
	March 31, 2013	March 31, 2012	increase (decrease)
Provision for income taxes	$1.8	$1.2	(50)%
Effective tax rate	37%	7%

The prior year quarter effective tax rate was positively impacted by a $4.1 million benefit, from the recognition of previously unrecognized tax benefits, relating to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions.
Liquidity and Capital Resources
We had cash and short-term investments of $132.3 million and $152.4 million as of March 31, 2013 and December 31, 2012, respectively, and no outstanding debt. Our short-term investments consist primarily of municipal bonds, including pre-funded municipal bonds and corporate bonds.
We believe that cash provided from operations, existing cash and investment balances and funds available from our revolving credit facility are sufficient to meet our operating requirements over the next 12 months. This includes cash requirements for dividends payments, feature film production requirements, projected capital expenditures, and additional operational costs associated with our increased content production and distribution initiatives including a potential network.
On April 30, 2013, we entered into an agreement to purchase a 2006 Bombardier Global 5000 jet for a purchase price of $27.5 million. The purchase is subject to several conditions, most notably the acceptance by the Company, in its discretion, of the aircraft after a pre-buy inspection by the Company's outside aviation advisors. Assuming this transaction closes, improvements and applicable taxes would result in final capitalized costs expected to be in the range of $31.0 million to $32.0 million. The new jet would replace the Company's current 1998 Canadair Challenger which the Company has owned since 2001 and expects to market for sale after completion of the purchase and refurbishment.
For the remainder of 2013, we anticipate spending between $45.0 million and $55.0 million on the purchases of property and equipment and other assets, including the aforementioned corporate aircraft for approximately $31.0 million to $32.0 million inclusive of refurbishments, to replace our existing corporate aircraft and approximately $2.0 million to $5.0 million for equipment to support our emerging content and distribution efforts, including a potential network. This amount may change based on the demand for content and distribution requirements.
Borrowing Capacity
In April 2013, we amended and restated our existing $200.0 million revolving credit facility with a syndicated group of banks, with JPMorgan Chase, as administrative agent. Under the terms of the amended agreement, (i) the maturity of our $200.0 million revolving credit facility was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on our financial covenants were amended to provide for greater financial flexibility. We have no outstanding borrowings under credit facility for the periods presented and are currently are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.
While we do not have specific plans to borrow under our credit facility in the near term, we have announced initiatives for which we may borrow including the purchase of our new corporate aircraft and the expansion and update of our production facilities. We may also pursue strategic investments and acquisitions in support of our growth initiative. In addition to the senior unsecured revolving credit facility, the Company continually evaluates financing options that are cost effective and that will add to the Company's financial flexibility.
Cash Flows from Operating Activities
Cash flows used in operating activities was $5.9 million for the first quarter of 2013 compared to $32.4 million of cash flow generated from operating activities for the quarter ended March 31, 2012. This $38.3 million decrease was driven by an approximate $12.3 million reduction in operating performance, an $11.0 million increase in the annual payout of management incentive compensation, an $8.0 million impact due to the recognition of an advance associated with the termination of our video game license with THQ, and a $5.3 million increase in net tax payments. Additionally, changes in working capital associated with our international live event tours and pay-per-view events contributed to the decline in net cash flow provided by operating activities compared to the prior year quarter.
In the current year quarter, we spent $0.8 million on feature film production activities, compared to $0.6 million in the prior year quarter. In the current and prior year quarters, we did not receive any incentives related to feature film productions. We anticipate spending between $14.0 million and $19.0 million on feature film production activities during the remainder of the current year.
We did not receive any non-film related incentives in the current quarter or prior year quarter. We anticipate receiving approximately $7.0 million to $9.0 million in non-film related incentives, including credits associated with qualifying capital projects for the remainder of the year.
During the current year quarter, the Company spent $0.6 million to produce additional content for television. These amounts are included in Television production assets on our Consolidated Balance Sheets. We anticipate spending approximately $2.0 million to $4.0 million to produce additional content during the remainder of the current year and incurring $5.0 million to $9.0 million in incremental operating expenses to support these initiatives during the remainder of the current year.
Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. At March 31, 2013, we had one customer who represented 12% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.
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

In connection with the THQ license termination, the Company recognized $8.0 million of revenue during the first quarter of 2013 related to the unrecognized portion of an advance received when the Company entered into the license agreement with THQ in 2009. Additionally, as a result of THQ's bankruptcy, we did not collect or recognize a portion of anticipated royalties due under the license agreement with THQ that were due in the first quarter of 2013, estimated at between $4.0 million to $5.0 million; this loss did not have a material adverse effect on our business, financial condition or results of operations.

Upon termination of the agreement with THQ, the Company entered into a five-year agreement with Take-Two to be the Company's video game licensee. Take-Two assumed distribution of our existing catalog of video games and will develop and publish future titles, including the release of the Company's annual franchise game WWE 2K14.

Cash Flows from Investing Activities
Cash flows used in investing activities totaled $5.2 million first quarter of 2013 compared to $15.6 million in the first quarter of 2012. The decrease was primarily due to a reduction in the investment of capital assets to support our efforts to create and distribute new content, including through a potential network.
Cash Flows from Financing Activities
Cash flows used in financing activities were $8.7 million and $8.8 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Dividends paid in the periods remained flat as the quarterly dividend rate remained constant at $0.12 per share.
Contractual Obligations
There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2012.
Application of Critical Accounting Policies
There have been no significant changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2012 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.
Recent Accounting Pronouncements
There are no accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-Q, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q , in press releases and in oral statements made by our authorized officers: (i) risks relating to increasing our content production for distribution on various platforms including the potential creation of a WWE network; (ii) our failure to maintain or renew key agreements could adversely affect our ability to distribute our television and pay-per-view programming; (iii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iv) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (v) the unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or otherwise adversely affect our operations; (vi) decline in general economic conditions and disruption in financial markets could adversely affect our business; (vii) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts and potentially impacting our results of operations; (viii) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (ix) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (x) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (xi) we face uncertainties associated with international markets; (xii) we may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations; (xiii) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xiv) we could incur substantial liabilities if litigation is resolved unfavorably; (xv) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xvi) our live events expose us to risks relating to large public events as well as travel to and from such events; (xvii) we continue to face risks inherent in our feature film business; (xviii) we could face a variety of risks if we expand into new or complementary businesses and/or make strategic investments; (xix) risks related to our computer systems and online operations; (xx) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxi) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxii) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Form 10-Q and undue reliance should not be placed on these statements. We undertake no obligation to update or revise any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2012.
Item 4. Controls and Procedures
Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013. No change in internal control over financial reporting occurred during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16 to Notes to Consolidated Financial Statements for the year ended December 31, 2012 included in our Form 10-K, which is incorporated herein by reference.
Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 5. Other Information

The Company recently entered into certain agreements as to which it would have filed Form 8-K's but for the timing of the filing of this Form 10-Q. The following are summaries of the material terms and conditions of the Amended Credit Facility and Aircraft Sale and Purchase Agreement and not a complete discussion of the documents. Accordingly, the following is qualified in its entirety by reference to the full text of the documents filed as exhibits to this Quarterly Report on Form 10-Q, and reference is made to such documents, which are hereby incorporated by reference.

Amended and Restated Revolving Credit Agreement (Form 8-K Items 1.01 and 2.03)

On April 30, 2013, the Company and certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into an amended and restated credit agreement (the “Amended Credit Facility”), which amends and restates the Company's existing $200.0 million revolving credit facility, with JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto. The Amended Credit Facility, among other things, extends the term of the existing credit facility by two years and changes the applicable margin for borrowings under the facility.

Under the Amended Credit Facility, the Company is allowed to borrow from time to time amounts of up to an aggregate of $200.0 million. The Amended Credit Facility expires on September 9, 2016 and is unsecured. The obligations of the Company under the Amended Credit Facility are guaranteed by certain domestic subsidiaries of the Company. The applicable interest rate for borrowings under the Amended Credit Facility is a LIBOR-based rate plus 1.75% on LIBOR-based borrowings or an alternate base rate plus 0.75% for alternate base rate borrowings. In the event that the Company's consolidated leverage ratio (as calculated under the Amended Credit Facility following delivery of the Company's financial statements for any fiscal quarter) equals or exceeds 1.00:1.00, then the applicable margin for LIBOR-based and alternate base rate borrowings will increase by 25 basis points, and in the event that such consolidated leverage ratio equals or exceeds 2.00:1.00, then the applicable margin for LIBOR-based and alternate base rate borrowings will increase by an additional 25 basis points. The Company is required to pay certain fees in connection with the Amended Credit Facility, including commitment fees on a quarterly basis in respect of any unutilized portion of the commitments under the Amended Credit Facility.

The Amended Credit Facility contains certain representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. The Company is permitted to pay dividends and repurchase stock of the Company in an unlimited amount so long as no default or event of default has occurred and is continuing under the Amended Credit Facility and the consolidated leverage ratio does not exceed 2.8:1.0 and the consolidated fixed charge coverage ratio exceeds 1.25:1.0 (each as calculated under Section 7.1 of the Amended Credit Facility on a pro forma basis after giving effect to the payment of such dividends).

The Amended Credit Facility provides for customary events of default, including a failure to pay principal, interest or fees when due, the fact that any representation or warranty made by any of the Loan Parties is inaccurate in any material respect, the failure to comply with covenants, the commencement of certain insolvency or receivership events affecting the Company or its subsidiaries, certain material events related to the Company's employee benefit plans, the entry of certain judgments or decrees against the Company or its subsidiaries, and the occurrence of certain events related to the control and management of the Company.

Certain of the lenders under the Amended Credit Facility, or their affiliates, have provided, and may in the future provide, commercial or investment banking, trust, advisory and other financial services in the ordinary course of business for customary fees.

Aircraft Sale and Purchase Agreement (Form 8-K Item 1.01)

On April 30, 2013, the Registrant entered into an agreement with Bombardier Aerospace Corporation to purchase a 2006 Bombardier Global 5000 jet for $27.5 million. The purchase agreement is subject to several conditions, most notably the acceptance by the Company, in its discretion, of the aircraft after a pre-buy inspection by the Company's outside aviation advisors.

Assuming this transaction closes, improvements and applicable taxes would result in final capitalized costs expected to be in the range of $31.0 million to $32.0 million, and the jet would replace the Company's current 1998 Canadair Challenger which the Company has owned since 2001 and expects to sell.
Item 6. Exhibits
(a.)Exhibits
10.8 Amended and Restated Revolving Credit Facility, dated April 30, 2013, and related exhibits and schedules (filed herewith).

10.9 Aircraft Sale and Purchase Agreement, dated as of April 30, 2013, between Bombardier Aerospace Corporation and the Company (filed herewith).
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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	May 2, 2013	By: /s/	George A. Barrios
George A. Barrios
Chief Financial Officer
(principal financial and accounting officer
and authorized signatory)