Form 10-Q
period 2013-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2013-08-02
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
At July 31, 2013 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 30,461,060 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 44,630,830.

WORLD WRESTLING ENTERTAINMENT, INC.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenues	$152,282	$141,648	$276,283	$264,716
Cost of revenues (including amortization and impairments of feature film production assets of $1,372 and $1,085, respectively, and $7,446 and $5,644, respectively)	96,855	85,484	171,721	153,881
Selling, general and administrative expenses	40,504	31,747	78,335	66,461
Depreciation and amortization	6,084	4,821	11,316	8,739
Operating income	8,839	19,596	14,911	35,635
Investment income, net	390	545	838	1,044
Interest expense	(480)	(395)	(832)	(897)
Other expense, net	(388)	(1,049)	(1,733)	(543)
Income before income taxes	8,361	18,697	13,184	35,239
Provision for income taxes	3,179	6,754	4,968	7,967
Net income	$5,182	$11,943	$8,216	$27,272

Earnings per share:
Basic	$0.07	$0.16	$0.11	$0.37
Diluted	$0.07	$0.16	$0.11	$0.36

Weighted average common shares outstanding:
Basic	74,821	74,484	74,810	74,472
Diluted	75,368	74,882	75,305	74,870

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$5,182	$11,943	$8,216	$27,272
Other comprehensive income (loss):
Foreign currency translation adjustment	(92)	(34)	(180)	75
Unrealized holding gain/(loss) - available-for-sale securities (net of tax (benefit)/expense of ($267) and $382, respectively, and ($274) and $480, respectively)	(438)	622	(448)	782
Reclassification adjustment for gains/(loss) realized in net income - available-for-sale securities (net of tax (benefit)/expense of $1 and ($9), respectively, and $1 and ($9), respectively)	1	(14)	1	(14)
Total other comprehensive (loss) income	(529)	574	(627)	843
Comprehensive income	$4,653	$12,517	$7,589	$28,115

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	As of
	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,026	$66,048
Short-term investments, net	78,826	86,326
Accounts receivable (net of allowances for doubtful accounts and returns
of $11,513 and $14,691, respectively)	57,124	50,716
Inventory	1,728	1,770
Deferred income tax assets	12,876	14,403
Prepaid expenses and other current assets	11,089	15,269
Total current assets	205,669	234,532
PROPERTY AND EQUIPMENT, NET	105,403	102,162
FEATURE FILM PRODUCTION ASSETS, NET	23,602	23,691
TELEVISION PRODUCTION ASSETS	10,293	6,331
INVESTMENT SECURITIES	7,859	5,220
OTHER ASSETS	9,672	9,447
TOTAL ASSETS	$362,498	$381,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$41,691	$48,954
Deferred income	23,641	28,611
Total current liabilities	65,332	77,565
NON-CURRENT INCOME TAX LIABILITIES	9,811	9,092
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
30,191,977 and 29,253,665 shares issued and outstanding as of
June 30, 2013 and December 31, 2012, respectively)	302	293
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
44,630,830 and 45,500,830 shares issued and outstanding as of December 31,
June 30, 2013 and December 31, 2012, respectively)	446	455
Additional paid-in-capital	344,776	341,762
Accumulated other comprehensive income	3,404	4,031
Accumulated deficit	(61,573)	(51,815)
Total stockholders’ equity	287,355	294,726
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$362,498	$381,383

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2012	29,254	$293	45,501	$455	$341,762	$4,031	$(51,815)	$294,726
Net income	—	—	—	—	—	—	8,216	8,216
Other comprehensive loss	—	—	—	—	—	(627)	—	(627)
Stock issuances, net	68	—	—	—	251	—	—	251
Conversion of Class B common stock by shareholder	870	9	(870)	(9)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(13)	—	—	(13)
Dividends paid	—	—	—	—	18	—	(17,974)	(17,956)
Stock-based compensation	—	—	—	—	2,758	—	—	2,758
Balance, June 30, 2013	30,192	$302	44,631	$446	$344,776	$3,404	$(61,573)	$287,355

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES:
Net income	$8,216	$27,272
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and impairments of feature film production assets	7,446	5,644
Depreciation and amortization	11,316	8,739
Amortization of bond premium	1,089	1,158
Amortization of debt issuance costs	279	307
Stock-based compensation	2,758	1,756
(Recovery from) provision for doubtful accounts	(184)	889
Services provided in exchange for equity instruments	(439)	—
Loss on disposal of property and equipment	323	110
Provision (benefit) for deferred income taxes	2,168	(2,501)
Other	(5)	(29)
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(5,965)	9,218
Inventory	43	(18)
Prepaid expenses and other assets	3,260	2,828
Feature film production assets	(5,100)	(5,327)
Television production assets	(3,962)	(4,984)
Accounts payable and accrued expenses	(10,381)	2,444
Deferred income	(4,970)	(2,767)
Net cash provided by operating activities	5,892	44,739
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(13,139)	(17,549)
Purchases of short-term investments	(17,374)	(9,886)
Proceeds from sales and maturities of investments	23,063	19,618
Purchase of cost method investments	(2,200)	(5,000)
Proceeds from sales of property and equipment	36	—
Net cash used in investing activities	(9,614)	(12,817)
FINANCING ACTIVITIES:
Repayment of long-term debt	—	(619)
Dividends paid	(17,956)	(17,875)
Debt issuance costs	(674)	—
Issuance of stock, net	326	452
Excess tax benefits from stock-based payment arrangements	4	6
Net cash used in financing activities	(18,300)	(18,036)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,022)	13,886
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,048	52,491
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,026	$66,377
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment and other assets	$2,554	$1,408

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

Consumer Products

•
Revenues consist principally of sales of WWE produced content via home entertainment platforms, magazine sales and royalties or license fees related to various WWE themed products such as video games, toys and apparel.

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
2. Stock-based Compensation
Restricted Stock Units
Stock-based compensation costs associated with our restricted stock units ("RSUs") are determined using the fair market value of the Company’s common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs typically have a three-year service requirement and vest in equal annual installments and are granted under our 2007 Omnibus Incentive Plan (the "Plan"). Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.
The following table summarizes RSUs activity:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	146,175	$9.97
Granted	38,477	$8.78
Vested	(22,226)	$11.20
Forfeited	(15,379)	$9.29
Dividends equivalents	3,661	$9.26
Unvested at June 30, 2013	150,708	$9.40

Performance Stock Units
Stock-based compensation costs associated with our performance stock units ("PSUs") are initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation Committee (service inception date) and are granted under the Plan. The vesting of these PSUs are subject to certain performance conditions and a service requirement of three and one half years. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the probability of attainment on the reporting date. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The following table summarizes PSUs activity:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	685,703	$0.01
Granted	932,786	$10.06
Forfeited	(63,519)	$9.24
Dividends equivalents	20,229	$0.01
Unvested at June 30, 2013	1,575,199	$9.56
During the year ended 2012, we awarded 622,700 PSUs which were subject to certain performance conditions. During the three months ended March 31, 2013, the performance conditions were met and we granted 709,186 PSUs at a weighted average grant date fair value of $8.46. During three months ended March 31, 2013, we awarded 804,896 PSUs which are subject to certain performance conditions which have not been met as of June 30, 2013.
Stock-based compensation costs totaled $1,543 and $1,077 for the three months ended June 30, 2013 and 2012, respectively, and $2,758 and $1,756 for the six months ended June 30, 2013 and 2012, respectively.
3. Segment Information
As discussed in Note 1, the Company classifies its operations into four reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media and WWE Studios.
Beginning in the first quarter of 2013, the Company made changes to its operating plan and management reporting to reflect a change in the measurement used by management to evaluate performance. The Company changed its measure of segment profit (loss) to operating income (loss) before depreciation and amortization or "OIBDA". Prior to 2013, the Company measured segment profit (loss) using operating income. The Company revised its financial information and disclosures for prior periods to reflect the segment disclosures as if the current measure of profit (loss), OIBDA, had been in effect throughout all periods presented.

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
We do not allocate certain costs included in OIBDA to our reportable segments. These costs are primarily corporate overhead expenses and costs which benefit the Company as a whole and are therefore not allocated to our reportable segments. Starting in the second quarter of 2012, we began allocating certain staff related expenses, specifically stock compensation costs, management incentive compensation and medical benefits in our management reporting and, as such, we included these costs in the calculation of OIBDA for our reportable segments. This change did not have a material impact on our reportable segments' OIBDA. Revenues from transactions between our operating segments are not material.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenues:
Live and Televised Entertainment	$125,277	$117,040	$205,203	$192,754
Consumer Products	15,734	16,126	48,908	51,585
Digital Media	9,153	7,793	18,149	14,935
WWE Studios	2,118	689	4,023	5,442
Total net revenues	$152,282	$141,648	$276,283	$264,716
OIBDA:
Live and Televised Entertainment	$38,462	$42,603	$59,922	$68,750
Consumer Products	7,615	7,373	31,120	30,765
Digital Media	1,380	1,894	3,381	3,649
WWE Studios	(328)	(976)	(5,372)	(2,283)
Unallocated Corporate	(32,206)	(26,477)	(62,824)	(56,507)
Total OIBDA	$14,923	$24,417	$26,227	$44,374

Reconciliation of Total Operating Income to Total OIBDA

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total operating income	$8,839	$19,596	$14,911	$35,635
Depreciation and amortization	6,084	4,821	11,316	8,739
Total OIBDA	$14,923	$24,417	$26,227	$44,374
Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
North America	$119,025	$105,327	$216,849	$198,371
Europe/Middle East/Africa	23,904	24,163	40,157	42,119
Asia Pacific	7,958	8,354	15,843	16,860
Latin America	1,395	3,804	3,434	7,366
Total net revenues	$152,282	$141,648	$276,283	$264,716

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Revenues generated from the United Kingdom, our largest international market, totaled $11,825 and $19,528 for the three and six months ended June 30, 2013, respectively, and $11,427 and $19,578 for the corresponding periods in 2012, respectively. The Company’s property and equipment was almost entirely located in the United States at June 30, 2013 and 2012.
4. Property and Equipment
Property and equipment consisted of the following:

	As of
	June 30, 2013	December 31, 2012
Land, buildings and improvements	$102,892	$97,551
Equipment	101,206	93,316
Corporate aircraft	20,858	20,858
Vehicles	1,474	1,474
	226,430	213,199
Less accumulated depreciation	(121,027)	(111,037)
Total	$105,403	$102,162
Depreciation expense for property and equipment totaled $5,696 and $10,542 for the three and six months ended June 30, 2013, respectively, as compared to $4,708 and $8,514 for the corresponding periods in 2012, respectively.
5. Feature Film Production Assets
Feature film production assets consisted of the following:

	As of
	June 30, 2013	December 31, 2012
Feature film productions:
In release	$17,518	$13,238
Completed but not released	—	7,849
In production	5,320	1,977
In development	764	627
Total	$23,602	$23,691
Approximately 44% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 75% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production asset within four years as we receive revenues associated with international distribution of our licensed films.
During the six months ended June 30, 2013, we released three feature films via theatrical distribution, No One Lives, The Call and Dead Man Down, which comprise $3,477 of our “In release” feature film assets, as of June 30, 2013. We also released two feature films, 12 Rounds 2: Reloaded and The Marine 3: Homefront direct to DVD during the six months ended June 30, 2013 which comprise $2,727 of our "In release" feature film assets as of June 30, 2013. Third-party distributors control the distribution and marketing of these films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.
We recorded an impairment charge of $4,696 during the three months ended March 31, 2013 related to our feature film, Dead Man Down. During the three months ended March 31, 2012, we recorded an impairment charge of $754 related to our feature film Bending the Rules. There were no impairment charges recorded for the three months ended June 30, 2013 and 2012. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.
We currently have no theatrical films designated as “Completed but not released”. We currently have three films designated as "In Production" that comprise $5,320 of our feature film assets as of June 30, 2013. We also have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three and six months ended June 30, 2013, we did not record any expense related to previously capitalized development costs related to abandoned projects. During the three and six months ended June 30, 2012, we expensed $582 and $597, respectively, of previously capitalized development costs related to abandoned projects.
6. Television Production Assets
Television production assets consist primarily of episodic television series we have produced for distribution, either on a potential network or through other distribution platforms. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. We have $10,293 and $6,331 capitalized as of June 30, 2013 and December 31, 2012, respectively, related to this type of programming. Costs to produce live event programming are expensed when the event is first broadcast. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset. During the three and six months ended June 30, 2013 and 2012, we did not record any impairments related to any television production assets.
7. Investment Securities and Short-Term Investments
On June 25, 2012, the Company invested $5,000 in Tout Industries, Inc.'s ("Tout") Series B Preferred Stock. In July 2012, the Company entered into a two-year strategic partnership whereby WWE would fully integrate and promote Tout's technology platform into WWE's TV broadcasts, digital properties and live events. WWE is eligible to receive up to 11,250 shares of Tout common stock per quarter over the life of the two-year agreement if certain performance metrics are met. During the six months ended June 30, 2013, we achieved the required performance metrics and recorded revenue of $439. The Company increased its investment in Tout for the 22,500 shares it received related to the fourth quarter of 2012 and first quarter of 2013, respectively. The Company recorded a receivable for the shares it expects to receive related to the second quarter of 2013.
On May 30, 2013, the Company made an investment of $2,200 in a live event touring business. Our investment does not provide the ability to exercise significant influence over the investee.
Both investments are accounted for under the cost method. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. No such indicators were noted during the three and six months ended June 30, 2013. Included in Investment Securities in our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 are $7,859 and $5,220, respectively related to these investments.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Short-term investments measured at fair value consisted of the following:

	June 30, 2013				December 31, 2012
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gain	(Loss)	Fair Value	Amortized Cost	Gain	(Loss)	Fair Value
Municipal bonds	$59,551	$327	$(290)	$59,588	$68,517	$566	$(84)	$68,999
Corporate bonds	19,371	64	(197)	19,238	17,182	145	—	17,327
Total	$78,922	$391	$(487)	$78,826	$85,699	$711	$(84)	$86,326
We classify the investments listed in the above table as available-for-sale securities. Such investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.
Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of June 30, 2013, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month-10 years
Corporate bonds	1 month-5 years
The following table summarizes the short-term investment activity:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Proceeds from sale of short-term investments	$2,793	$3,008	$2,793	$3,008
Proceeds from maturities and calls of short-term investments	11,485	11,110	20,270	16,610
Gross realized gains on sale of short-term investments	1	23	1	23

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

Level 1-	quoted prices in active markets for identical assets or liabilities;
Level 2-	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3-	unobservable inputs, such as discounted cash flow models or valuations
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy were as follows:

	Fair Value at June 30, 2013				Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$59,588	$—	$59,588	$—	$68,999	$—	$68,999	$—
Corporate bonds	19,238	—	19,238	—	17,327	—	17,327	—
Total	$78,826	$—	$78,826	$—	$86,326	$—	$86,326	$—
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
The Company also has assets that are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the six months ended June 30, 2013, the Company recorded an impairment charge of $4,696 on a feature film production asset based on a fair value measurements of $989. The Company recorded an impairment charge of $754 during the six months ended June 30, 2012 on a feature film production asset based on a fair value measurement of $1,000. See Note 5, Feature Film Production Assets, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party specialist that assists us in gathering the necessary inputs used in our model.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of
	June 30, 2013	December 31, 2012
Trade related	$6,941	$7,364
Payroll and related benefits	10,150	16,099
Talent related	6,307	9,805
Accrued event and television production	3,782	5,122
Accrued home entertainment expenses	1,815	1,989
Accrued legal and professional	2,177	1,243
Accrued purchases of property and equipment and other assets	2,554	1,415
Accrued film liability	2,893	572
Accrued other	5,072	5,345
Total	$41,691	$48,954
Accrued other includes accruals for our publishing and licensing business activities and other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities.
10. Senior Unsecured Revolving Credit Facility
In 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. In April 2013, the Company amended and restated the revolving credit facility. Under the terms of the amended credit facility, (i) the maturity date was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide for greater financial flexibility. Applicable interest rates for the borrowings under the revolving credit facility are based on the Company's current consolidated leverage ratio. As of June 30, 2013, the LIBOR-based rate plus margin was 2.02%. As of June 30, 2013 and December 31, 2012, there were no amounts outstanding under the credit facility. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Borrowings under the credit facility are subject to certain financial covenants and certain restrictions. As of June 30, 2013, the Company is in compliance with the provisions of this credit facility.
11. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At June 30, 2013, our largest single customer balance was approximately 10% of our gross accounts receivable balance.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

12. Income Taxes
The effective tax rate was 38% for the six months ended June 30, 2013 as compared to 23% for the six months ended June 30, 2012. During the six months ended June 30, 2012, we recognized $3,697 of previously unrecognized tax benefits primarily related to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions. Included in the amount recognized was $1,388 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts during the six months ended June 30, 2012 resulted in an effective tax rate of 23%.
At June 30, 2013, we have $2,149 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The entire amount is classified as Non-current income tax liabilities. At December 31, 2012, we had $2,128 of unrecognized tax benefits. All of this amount was classified as Non-current income tax liabilities.
We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $772 and $716 of accrued interest and penalties related to uncertain tax positions as of June 30, 2013 and December 31, 2012, respectively. Essentially the entire amounts are included in Non-current income tax liabilities for the periods presented.
Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits including interest and penalties may decrease by $658 within 12 months of June 30, 2013.
13. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the three and six months ended June 30, 2013 and 2012, we received $437 and $1,148, respectively, of incentives relating to feature film productions which reduced the related assets. During the three and six months ended June 30, 2013 and 2012, we received $395 and $1,560, respectively, of incentives relating to television production activities that was recorded as an offset to production expenses.
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
15. Purchase of Corporate Jet
On June 16, 2013, we entered into a purchase agreement to buy a 2007 Bombardier Global 5000 jet for a purchase price of $27.0 million which will replace the Company's current corporate aircraft. We entered into this purchase agreement after an agreement to purchase a comparable aircraft under similar terms was terminated. We anticipate the total cost of the aircraft including certain improvements to be in the range of $31.0 million to $33.0 million. The Company expects to market the current aircraft for sale after completion of the purchase of the new aircraft and subsequent refurbishment of both the purchased aircraft and our existing aircraft.

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

Consumer Products

•
Revenues consist principally of sales of WWE produced content via home entertainment platforms, magazine sales and royalties or license fees related to various WWE themed products such as video games, toys and apparel.

Digital Media

•
Revenues consist principally of advertising sales on our websites, rights fees received for digital content, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

WWE Studios

•	Revenues consist of amounts earned from the distribution of filmed entertainment.

Results of Operations
Beginning in the first quarter of 2013, the Company made changes to its operating plan and management reporting to reflect a change in the measurement used by management to evaluate performance. The Company changed its measure of segment profit (loss) to operating income (loss) before depreciation and amortization, or "OIBDA". Prior to 2013, the Company's results of operations analysis included a discussion of profit contribution. The Company revised its discussion of results of operations for prior periods to reflect the segment disclosures as if the current measure of profit (loss), OIBDA, had been in effect throughout all periods presented.

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

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012
(dollars in millions)

Summary

	Three Months Ended
	June 30, 2013	June 30, 2012	increase (decrease)
Net Revenues
Live and Televised Entertainment	$125.3	$117.1	7%
Consumer Products	15.7	16.1	(2)%
Digital Media	9.2	7.8	18%
WWE Studios	2.1	0.6	250%
Total	152.3	141.6	8%

OIBDA
Live and Televised Entertainment	38.5	42.6	(10)%
Consumer Products	7.6	7.4	3%
Digital Media	1.4	1.8	(22)%
WWE Studios	(0.4)	(1.0)	(60)%
Unallocated Corporate Expenses	(32.2)	(26.4)	22%
Total	14.9	24.4	(39)%
OIBDA as a percentage of revenues	10%	17%

Depreciation and amortization expense	6.1	4.8	27%
Operating income	8.8	19.6	(55)%
Investment and other expense, net	(0.4)	(0.9)	(56)%
Income before income taxes	8.4	18.7	(55)%
Provision for income taxes	3.2	6.8	(53)%
Net income	$5.2	$11.9	(56)%
Our Live and Televised Entertainment segment revenues increased 7% primarily due to increased revenues in our television rights and live events businesses of $5.6 million and $4.7 million, respectively. Our Consumer Products segment experienced a 2% decrease in revenues primarily driven by a $0.7 million decline in our home entertainment business. Our Digital Media segment experienced an 18% increase in revenues, primarily driven by higher sales of advertising across various digital platforms. Our WWE Studios segment experienced a $1.5 million increase in revenues primarily due to two feature film releases in the current quarter.

Live and Televised Entertainment
The following tables provide performance results and key drivers for our Live and Televised Entertainment segment:

	Three Months Ended
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	June 30, 2013	June 30, 2012	increase (decrease)
Live events	$40.1	$35.4	13%
North America	$30.1	$22.3	35%
International	$10.0	$13.1	(24)%
Total live event attendance	552,000	553,000	—%
Number of North American events	65	57	14%
Average North American attendance	6,300	6,400	(2)%
Average North American ticket price (dollars)	$64.23	$56.72	13%
Number of international events	22	30	(27)%
Average international attendance	6,600	6,200	6%
Average international ticket price (dollars)	$68.16	$63.47	7%
Venue merchandise	$6.9	$5.4	28%
Domestic per capita spending (dollars)	$11.99	$11.89	1%
Pay-per-view	$37.1	$40.8	(9)%
Number of pay-per-view events	3	4	(25)%
Number of buys from pay-per-view events	1,551,200	1,897,360	(18)%
Average revenue per buy (dollars)	$23.92	$21.41	12%
Domestic retail price WrestleMania (dollars)	$59.95	$54.95	9%
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	—%
Television rights fees	$38.0	$32.4	17%
Domestic	$23.8	$19.3	23%
International	$14.2	$13.1	8%
Other	$3.2	$3.1	3%
Total Live and Televised Entertainment	$125.3	$117.1	7%
Ratings
Average weekly household ratings for RAW	3.3	3.5	(6)%
Average weekly household ratings for SmackDown	2.1	2.0	5%
Average weekly household ratings for WWE Main Event	0.8	N/A
Average weekly household ratings for WWE Saturday Morning Slam	0.6	N/A

	Three Months Ended
OIBDA-Live and Televised Entertainment (dollars in millions)	June 30, 2013	June 30, 2012	increase (decrease)
Live events	$16.4	$12.8	28%
Venue merchandise	2.7	1.9	42%
Pay-per-view	9.8	19.5	(50)%
Television rights fees	11.9	9.7	23%
Other	(2.3)	(1.3)	77%
Total	$38.5	$42.6	(10)%
OIBDA as a percentage of revenues	31%	36%
Live events revenues increased by $4.7 million in the current year quarter as compared to the prior year quarter. Revenues from our North America live events business increased $7.8 million or 35% primarily due to the strong performance of our annual WrestleMania event and the scheduling of eight additional domestic events in the current year quarter. In addition, we scheduled all of our Fan Axxess events, held in conjunction with WrestleMania XXIX, during the current year quarter while the majority of our Fan Axxess events for WrestleMania XXVIII were scheduled during our first quarter of 2012. WrestleMania XXIX experienced a 39% increase in average ticket prices contributing $3.6 million in incremental ticket revenue and Fan Axxess added $2.3 million in additional revenue in the current year quarter as compared to the prior year quarter. Average ticket prices for our North America events increased by 13% to $64.23 while the average attendance fell slightly by 2%. Our international live events business revenue decreased $3.1 million primarily due to eight fewer events held in the current year quarter. This was partially offset by a 7% increase in international ticket prices to $68.16 and an increase in average attendance of 6% to approximately 6,600 in the current year quarter. The increases in average ticket price and average attendance were due to changes in territory mix as the prior year quarter included weak attendance at our events in Mexico and our first live event in Brazil, a market with long-term strategic importance to WWE. The live events OIBDA as a percentage of revenues was 41% in the current year quarter compared to 36% in the prior year quarter.
Venue merchandise revenues increased by $1.5 million in the current year quarter as compared to the prior year quarter. This increase is primarily due to the timing of our Fan Axxess events as described above. Total paid attendance at our North America events increased 11% while domestic per capita merchandise sales at those events remained relatively unchanged at $11.99 in the current year quarter. The venue merchandise OIBDA as a percentage of revenues increased to 39% from 35% in the prior year quarter.
Pay-per-view revenues decreased by $3.7 million in the current year quarter as compared to the prior year quarter primarily attributable to one fewer pay-per-view event held in the current quarter, which accounted for $3.2 million of the revenue decline. Revenue from the three events in the quarter declined 3% versus the prior year quarter as a combined 13% decline in buys was nearly offset by a 12% increase in the average revenue per buy. The shortfall in revenue from these events, however, were offset by an increase in buys for prior period events. The rise in revenue per buy was due to an approximate 9% increase in the domestic retail price charged for viewing WrestleMania and to a higher proportion of buys to view our events in high definition, which generally garners a higher retail price. The pay-per-view OIBDA as a percentage of revenues decreased to 26% from 48% in the prior year quarter primarily due to a reduction in revenues and a $2.6 million increase in talent and advertising related expenses.
Television rights fees revenues increased by $5.6 million in the current year quarter as compared to the prior year quarter. Domestically, television rights fees increased by $4.5 million, primarily due to the production and licensing of new programs. During July 2012, we began to produce and license an additional hour of RAW to the USA Network. In addition, during the third quarter of 2012, we began licensing two new original series, the WWE Main Event which is carried on the ION Television Network and WWE Saturday Morning Slam which is carried on the CW Network. The television rights fees OIBDA as a percentage of revenues increased to 31% from 30% in the prior year quarter.

Consumer Products
The following tables provide performance results and key drivers for our Consumer Products segment (dollars in millions):

	Three Months Ended
Revenues-Consumer Products	June 30, 2013	June 30, 2012	increase (decrease)
Licensing	$6.7	$6.6	2%
Home entertainment	$7.1	$7.8	(9)%
Gross units shipped	965,800	837,200	15%
Magazine publishing	$1.3	$1.3	—%
Net units sold	465,000	468,700	(1)%
Other	$0.6	$0.4	50%
Total	$15.7	$16.1	(2)%

	Three Months Ended
OIBDA-Consumer Products	June 30, 2013	June 30, 2012	increase (decrease)
Licensing	$4.3	$3.9	10%
Home entertainment	3.1	3.4	(9)%
Magazine publishing	0.1	—	100%
Other	0.1	0.1	—%
Total	$7.6	$7.4	3%
OIBDA as a percentage of revenues	48%	46%
Licensing revenues increased by $0.1 million in the current year quarter as compared to the prior year quarter. Royalties from the sale of toy products increased approximately 15%, or $0.5 million, led by higher sales of action figures in the U.S. with strong domestic retail support. This increase was offset by a $0.7 million reduction in video game revenue. Partially due to the transition of our video game licensee to Take-Two Interactive ("Take-Two"), shipments of our franchise video game, WWE'13, declined 65% in the current year quarter to 77,000 units as compared to the corresponding game in the prior year quarter. The licensing OIBDA as a percentage of revenues was 64% in the current year quarter compared to 59% in the prior year quarter due to lower costs associated with talent participations.
Home entertainment revenues decreased by $0.7 million or 9% in the current year quarter as compared to the prior year quarter. The 9% decline reflected a reduction in estimated sell-through rates and lower revenue from our international licensing activities. Domestic home entertainment revenue fell $0.4 million, or 6%, as a 15% increase in shipments to nearly 1.0 million units was more than offset by a 13% decline in the average price per unit to $10.59 and a rise in estimated returns. The change in projected returns derived from an increase in catalog shipments over the last twelve months, which historically have been characterized by lower estimated sell-through rates. Revenue from our international licensing activities declined by approximately $0.3 million due to the transition to a new licensee in the EMEA region. Home entertainment OIBDA as a percentage of revenues was 44% in both the current prior year quarters.
Magazine publishing revenues remained flat at $1.3 million both in the current and prior year quarters. Net units sold decreased slightly by 1%. We published three issues of WWE Magazine and two issues of WWE Kids magazine both in the current year and prior year quarters. Publishing OIBDA as a percentage of revenues increased to 8% from 0% in the prior year quarter.

Digital Media
The following tables provide performance results for our Digital Media segment (dollars in millions except average revenues per order):

	Three Months Ended
Revenues-Digital Media	June 30, 2013	June 30, 2012	increase (decrease)
WWE.com	$6.1	$4.8	27%
WWEShop	3.1	3.0	3%
Total	$9.2	$7.8	18%
Average WWEShop revenues per order (dollars)	$47.92	$48.70	(2)%

	Three Months Ended
OIBDA-Digital Media	June 30, 2013	June 30, 2012	increase (decrease)
WWE.com	$1.0	$1.5	(33)%
WWEShop	0.4	0.3	33%
Total	$1.4	$1.8	(22)%
OIBDA as a percentage of revenues	15%	23%

WWE.com revenues increased by $1.3 million in the current year quarter as compared to the prior year quarter, due to higher sales of advertising across various digital platforms. WWE.com OIBDA as a percentage of revenues decreased to 16% in the current year quarter from 31% in the prior year quarter due to a $1.3 million increase in staffing related expenses due to the hiring of additional personnel.
WWEShop revenues remained relatively flat at $3.1 million in the current year quarter as compared to the prior year quarter. The number of orders was unchanged at 63,000 and the average revenue per order decreased slightly by 2% to $47.92. WWEShop OIBDA as a percentage of revenues increased to 13% in the current year quarter from 10% in the prior year quarter due to lower shipping related expenses.

WWE Studios
The following table provides detailed information for our WWE Studios' segment (in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended June 30,
			June 30,	Inception to-date		Revenue		OIBDA
Title	Release Date	Production Costs*	2013	Revenue	OIBDA	2013	2012	2013	2012
2013
12 Rounds 2: Reloaded	June 2013	$1.3	$1.3	$—	$—	$—	$ N/A	$—	$ N/A
No One Lives	May 2013	2.2	1.5	0.7	—	0.7	N/A	—	N/A
The Call	Mar 2013	1.0	1.0	0.1	0.1	—	N/A	—	N/A
Dead Man Down	Mar 2013	5.7	1.0	—	(4.7)	—	N/A	—	N/A
The Marine 3: Homefront	Mar 2013	1.4	1.4	—	—	—	N/A	—	N/A
		11.6	6.2	0.8	(4.6)	0.7	—	—	—
2012
Barricade	Sept 2012	4.0	0.5	1.1	(3.6)	(0.1)	N/A	(0.2)	N/A
No Holds Barred	July 2012	—	—	0.6	0.2	0.1	N/A	0.1	N/A
Bending The Rules	Mar 2012	5.5	0.8	1.0	(4.7)	—	0.2	—	—
		9.5	1.3	2.7	(8.1)	—	0.2	(0.1)	—

Prior Releases		106.8	10.0	96.8	(18.3)	1.4	0.4	0.7	0.1

Completed but not released		—	—	—	—	—	—	—	—
In production		5.3	5.3	—	—	—	—	—	—
In development		0.8	0.8	—	(4.1)	—	—	—	(0.6)
Sub-total		$134.0	$23.6	$100.3	$(35.1)	$2.1	$0.6	$0.6	$(0.5)
Selling, General & Administrative Expenses								(1.0)	(0.5)
Total								$(0.4)	$(1.0)
*     Production costs are presented net of the associated benefit of production incentives.
During the current year quarter, we released one feature film via theatrical distribution, No One Lives. We also released 12 Rounds 2: Reloaded direct to DVD during the current year quarter. Third-party distributors control the distribution and marketing of these two feature films and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of these films.
WWE Studios revenues increased $1.5 million in the current year quarter as compared to the prior year quarter. The increase in revenue is attributable to the performance of our new film release, No One Lives, and the timing of results generated by our overall portfolio of movies, including the impact of The Marine and The Marine 2, which were released in prior periods. WWE Studios OIBDA increased $0.7 million in the current year quarter as compared to the prior year quarter, primarily due to the profitability of our older film releases which had a positive impact on the current year quarter.
At June 30, 2013, the Company had $23.6 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.
Unallocated Corporate Expenses
The following table presents the amounts and percent change of certain significant unallocated corporate expenses (dollars in millions):

	Three Months Ended
	June 30, 2013	June 30, 2012	increase (decrease)
Staff related	$13.7	$11.6	18%
Management incentive compensation	1.9	1.6	19%
Legal, accounting and other professional	5.1	4.4	16%
Travel and entertainment expense	1.3	1.0	30%
Advertising, marketing and promotion	2.0	1.0	100%
Corporate insurance	1.0	1.0	—%
Bad debt expense	0.1	0.1	—%
All other	7.1	5.7	25%
Total unallocated corporate expenses	$32.2	$26.4	22%
Unallocated corporate expenses as a percentage of net revenues	21%	19%
Unallocated corporate expenses increased by $5.8 million or 22% in the current year quarter compared to the prior year quarter. This was primarily due to increases in compensation and benefits expenses of $2.4 million. In addition, the Company incurred higher talent development costs of $1.0 million, marketing expenses of $1.0 million, and higher professional fees of $0.7 million, primarily to support our content related initiatives, including the potential launch of a WWE network.
Depreciation and Amortization
(dollars in millions)

	Three Months Ended
	June 30, 2013	June 30, 2012	increase (decrease)
Depreciation and amortization	$6.1	$4.8	27%
Depreciation and amortization expense increased by $1.3 million, or 27%, in the current year quarter compared to the prior year quarter. Depreciation expense for the current year quarter reflects higher property and equipment balances due to increased capital expenditures to support our emerging content and distribution efforts, including a potential network.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Three Months Ended
	June 30, 2013	June 30, 2012	increase (decrease)
Investment income, interest and other expense, net	$(0.4)	$(0.9)	(56)%

Investment income, interest and other expense, net yielded an expense of $0.4 million compared to $0.9 million in the prior year quarter, primarily reflecting decreases in expenses associated with other non-income taxes and decreased realized foreign exchange losses in the current year quarter as compared to the prior year quarter.
Income Taxes
(dollars in millions)

	Three Months Ended
	June 30, 2013	June 30, 2012	increase (decrease)
Provision for income taxes	$3.2	$6.8	(53)%
Effective tax rate	38%	36%
The current year period effective tax rate was negatively impacted due to decreased section 199 deductions due to lower qualified productions activities income.

Results of Operations
Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012
(dollars in millions)
Summary

	Six Months Ended
	June 30, 2013	June 30, 2012	increase (decrease)
Net Revenues
Live and Televised Entertainment	$205.2	$192.8	6%
Consumer Products	48.9	51.6	(5)%
Digital Media	18.2	14.9	22%
WWE Studios	4.0	5.4	(26)%
Total	276.3	264.7	4%

OIBDA
Live and Televised Entertainment	59.9	68.7	(13)%
Consumer Products	31.1	30.8	1%
Digital Media	3.4	3.7	(8)%
WWE Studios	(5.4)	(2.3)	135%
Unallocated Corporate Expenses	(62.8)	(56.5)	11%
Total	26.2	44.4	(41)%
OIBDA as a percentage of revenues	9%	17%

Depreciation and amortization expense	11.3	8.8	28%
Operating income	14.9	35.6	(58)%
Investment and other expense, net	(1.7)	(0.4)	325%
Income before income taxes	13.2	35.2	(63)%
Provision for income taxes	5.0	7.9	(37)%
Net income	$8.2	$27.3	(70)%

     The comparability of our results for the current year period was impacted by a $4.7 million impairment charge related to our feature film, Dead Man Down, and an approximate $3.4 million positive impact from the transition of our video game to a new licensee. In the prior year period, our results were impacted by a $0.8 million impairment charge related to our feature film, Bending the Rules, and the recognition of a $3.7 million benefit due to previously unrecognized tax benefits.
Our Live and Televised Entertainment segment revenues increased 6% primarily due to a $10.6 million increase in our television rights business. Our Consumer Products segment experienced a 5% decrease in revenues primarily driven by a $2.9 million decline in our home entertainment business. Our Digital Media segment experienced a 22% increase in revenues, primarily driven by higher sales of online advertising and incremental fees from a new agreement entered into with Hulu. Our WWE Studios segment experienced a 26% decline in revenues primarily due to the performance of our prior film releases.

Live and Televised Entertainment
The following tables present the performance results and key drivers for our Live and Televised Entertainment segment:

	Six Months Ended
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	June 30, 2013	June 30, 2012	increase (decrease)
Live events	$61.1	$57.6	6%
North America	$50.1	$41.2	22%
International	$11.0	$16.4	(33)%
Total live event attendance	1,048,600	1,004,200	4%
Number of North American events	142	126	13%
Average North American attendance	6,300	6,300	—%
Average North American ticket price (dollars)	$50.72	$46.88	8%
Number of international events	25	36	(31)%
Average international attendance	6,100	5,700	7%
Average international ticket price (dollars)	$68.40	$69.59	(2)%
Venue merchandise	$12.0	$10.5	14%
Domestic per capita spending (dollars)	$11.04	$10.78	2%
Pay-per-view	$52.2	$54.3	(4)%
Number of pay-per-view events	5	6	(17)%
Number of buys from pay-per-view events	2,295,700	2,582,000	(11)%
Average revenue per buy (dollars)	$22.59	$20.76	9%
Domestic retail price WrestleMania (dollars)	$59.95	$54.95	9%
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	—
Television rights fees	$75.5	$64.9	16%
Domestic	$48.0	$39.4	22%
International	$27.5	$25.5	8%
Other	$4.4	$5.5	(20)%
Total live and televised entertainment	$205.2	$192.8	6%
Ratings
Average weekly household ratings for RAW	3.5	3.5	—%
Average weekly household ratings for SmackDown	2.2	2.1	5%
Average weekly household ratings for WWE Main Event	0.9	N/A
Average weekly household ratings for WWE Saturday Morning Slam	0.7	N/A

	Six Months Ended
OIBDA-Live and Televised Entertainment (dollars in millions)	June 30, 2013	June 30, 2012	increase (decrease)
Live events	$20.9	$17.3	21%
Venue merchandise	4.5	3.8	18%
Pay-per-view	16.4	27.4	(40)%
Television rights fees	24.6	22.5	9%
Other	(6.5)	(2.3)	183%
Total	$59.9	$68.7	(13)%
OIBDA as a percentage of revenues	29%	36%

     Live events revenues increased by $3.5 million in the current year period as compared to the prior year period. Revenues from our North America live events business increased $8.9 million or 22% as we held 16 more events in the current period. In addition, we experienced an 8% increase in average ticket prices in the current year period as compared to the prior year period. Our annual WrestleMania event experienced a 39% increase in average ticket prices and a 2% increase in attendance contributing $3.6 million in incremental ticket revenue in the current year period as compared to the prior year period. Our international live events business decreased $5.4 million primarily due to 11 fewer events held in the current year period which was partially offset by a 7% increase in average attendance. The increase in average attendance was due to strong attendance at the events held during our European tour in the current year period relative to attendance at the events held during our European and Latin America tours in the prior period. The live events OIBDA as a percentage of revenues was 34% in the current year period compared to 30% in the prior year period.
Venue merchandise revenues increased by $1.5 million in the current year period as compared to the prior year period. Increased sales of merchandise at our domestic events were partially offset by lower international licensing revenues. Total paid attendance at our domestic events increased 13% while per capita merchandise spend at those events increased 2% to $11.04 in the current year period. The venue merchandise OIBDA as a percentage of revenues increased to 38% from 36% in the prior year period.
Pay-per-view revenues decreased by $2.1 million in the current year period as compared to the prior year period, as we held one fewer pay-per-view event in the current year period. This decrease was offset by a 9% increase in average revenue per buy from the prior year period due, in part, to an increase in the domestic retail price charged for viewing WrestleMania and higher retail prices charged for viewing our events in high definition. The pay-per-view OIBDA as a percentage of revenues decreased to 31% from 50% in the prior year period due primarily to an additional $4.6 million in talent related expenses.
Television rights fees revenues increased by $10.6 million in the current year period as compared to the prior year period. Domestically, television rights fees increased by $8.6 million, primarily due to the production and licensing of new programs. During third quarter of 2012, we began to produce and license an additional hour of RAW to the USA Network. In addition, during the third quarter of 2012, we began licensing two original series, WWE Main Event which is carried on the ION Television Network and WWE Saturday Morning Slam which is carried on the CW Network. The television rights fees OIBDA as a percentage of revenues decreased to 33% from 35% in the prior year period due to higher direct costs for staff related expenses and increased production expenses.

Consumer Products
    The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions):

	Six Months Ended
Revenues-Consumer Products	June 30, 2013	June 30, 2012	increase (decrease)
Licensing	$30.7	$30.8	—%
Home entertainment	$14.1	$17.0	(17)%
Gross units shipped	2,182,000	1,667,200	31%
Magazine publishing	$2.9	$2.7	7%
Net units sold	982,700	958,400	3%
Other	$1.2	$1.1	9%
Total	$48.9	$51.6	(5)%

	Six Months Ended
OIBDA-Consumer Products	June 30, 2013	June 30, 2012	increase (decrease)
Licensing	$24.4	$21.8	12%
Home entertainment	6.3	8.8	(28)%
Magazine publishing	0.2	—	100%
Other	0.2	0.2	—%
Total	$31.1	$30.8	1%
OIBDA as a percentage of revenues	64%	60%

     Licensing revenues decreased by $0.1 million in the current year period as compared to the prior year period. The current year period reflected an estimated $2.0 million positive impact associated with the bankruptcy of our former video game licensee, THQ, and the transition to a new video game licensee, Take-Two Interactive. This positive impact was offset by lower revenue from video game, and other products, with the aggregate decline from our international markets during the current period as compared to the prior year period. As a result of THQ's bankruptcy, we did not collect or recognize a portion of anticipated royalties due in the six months ended 2013. Therefore, despite the positive impact of the transition of our video game license on revenue and income in the first quarter, WWE incurred an estimated economic loss of approximately $3.0 million stemming from foregone video game receipts. Excluding the impact of the video game transition, sales of our video game declined approximately 16% with a corresponding reduction in average retail prices from the prior year period. The licensing OIBDA as a percentage of revenues was 79% in the current year period compared to 71% in the prior year period.
Home entertainment revenues decreased by $2.9 million or 17% in the current year period as compared to the prior year period. Revenue from our international licensing activities declined by approximately $1.6 million due to the recognition of greater minimum guarantees in the prior year period. Domestic home entertainment revenue fell approximately $1.3 million, or 9%, as a 31% increase in shipments to 2.2 million units was more than offset by lower sell-through rates and an 8% decline in the average price per unit to $9.99. OIBDA decreased by 28% primarily due to the decline in revenues while cost of revenues only declined slightly by $0.4 million from the prior year period. This was due to increased shipments offset by lower material costs. Home entertainment OIBDA as a percentage of revenues decreased to 45% in the current year period compared to 52% in the prior year period.
Magazine publishing revenues increased by $0.2 million in the current year period as compared to the prior year period due to higher newsstand sales. Net units sold increased by 3%. We published six issues of WWE Magazine, five issues of WWE Kids magazine and one special issue both in the current year and prior year periods. OIBDA increased slightly by $0.2 million while cost of revenues remained relatively flat. Publishing OIBDA as a percentage of revenues increased to 7% from 0% in the prior year period.
Digital Media
     The following tables present the performance results for our Digital Media segment (dollars in millions except where noted):

	Six Months Ended
Revenues-Digital Media	June 30, 2013	June 30, 2012	increase (decrease)
WWE.com	$11.6	$8.7	33%
WWEShop	6.6	6.2	6%
Total	$18.2	$14.9	22%
Average WWEShop revenues per order (dollars)	$47.95	$48.15	—%

	Six Months Ended
OIBDA-Digital Media	June 30, 2013	June 30, 2012	increase (decrease)
WWE.com	$2.2	$2.6	(15)%
WWEShop	1.2	1.1	9%
Total	$3.4	$3.7	(8)%
OIBDA as a percentage of revenues	19%	25%

   WWE.com revenues increased by $2.9 million in the current year period as compared to the prior year period, due to higher sales of advertising across various digital platforms, as well as the addition of rights fees associated with the licensing of WWE programs to Hulu. The related programming agreement with Hulu commenced in September 2012. WWE.com OIBDA as a percentage of revenues decreased to 19% in the current year period from 30% in the prior year period due to hiring of new personnel to support increased programming.
WWEShop revenues increased by $0.4 million in the current year period compared to the prior year period, driven by a 6% increase in the number of orders to 136,100. Average revenue per order essentially remained flat at $47.95. WWEShop OIBDA as a percentage of revenues increased to 18% in the current year period from 17% in the prior year period.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Six Months Ended June 30,
	Release	Production	June 30,	Inception to-date		Revenue		OIBDA
Title	Date	Costs*	2013	Revenue	OIBDA	2013	2012	2013	2012
2013
12 Rounds 2: Reloaded	June 2013	$1.3	$1.3	$—	$—	$—	$ N/A	$—	$ N/A
No One Lives	May 2013	2.2	1.5	0.7	—	0.7	N/A	—	N/A
The Call	Mar 2013	1.0	1.0	0.1	0.1	0.1	N/A	0.1	N/A
Dead Man Down	Mar 2013	5.7	1.0	—	(4.7)	—	N/A	(4.7)	N/A
The Marine 3: Homefront	Mar 2013	1.4	1.4	—	—	—	N/A	—	N/A
		11.6	6.2	0.8	(4.6)	0.8	—	(4.6)	—
2012
Barricade	Sept 2012	4.0	0.5	1.1	(3.6)	0.3	N/A	(0.1)	N/A
No Holds Barred	July 2012	—	—	0.6	0.2	0.2	N/A	0.1	N/A
Bending The Rules	Mar 2012	5.5	0.8	1.0	(4.7)	0.1	1.3	—	(1.1)
		9.5	1.3	2.7	(8.1)	0.6	1.3	—	(1.1)

Prior Releases		106.8	10.0	96.8	(18.3)	2.6	4.1	0.8	0.2

Completed but not released		—	—	—	—	—	—	—	—
In production		5.3	5.3	—	—		—	—	—
In development		0.8	0.8	—	(4.1)	—	—	—	(0.6)
Sub-total		$134.0	$23.6	$100.3	$(35.1)	$4.0	$5.4	(3.8)	(1.5)
Selling, General & Administrative Expenses								(1.6)	(0.8)
Total								$(5.4)	$(2.3)
*     Production costs are presented net of the associated benefit of production incentives.
     During the current year period, we released three feature films via theatrical distribution, No One Lives, Dead Man Down and The Call and two films, 12 Rounds 2: Reloaded and The Marine 3: Homefront direct to DVD. Third-party distributors control the distribution and marketing of these films and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of these films.
WWE Studios revenues decreased $1.4 million in the current year period as compared to the prior year period. The decrease in revenue is primarily attributable to the performance of our prior film releases. In the prior year period, we had a strong performance from our licensed film, 12 Rounds, which was released in 2009. In addition, the decline reflected the timing of recognizing revenue from our movie portfolio. There were five feature films released in the current year period compared to one films released in the prior year period. Although there were five feature films released in the current year period, revenues for these films will be recognized on a net basis as participation statements are received rather than upon release as was the case with our self-distributed movie, Bending the Rules, in the prior year quarter. WWE Studios OIBDA decreased $3.1 million in the current year period as compared to the prior year period, primarily as a result of recording an impairment charge of $4.7 million in the current year period compared to $0.8 million in the prior year period. In the current year period, the Company recorded an impairment for Dead Man Down due to lower than expected performance.
At June 30, 2013, the Company had $23.6 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.
Unallocated Corporate Expenses
The following table presents the amounts and percent change of certain significant unallocated corporate expenses (dollars in millions):

	Six Months Ended
	June 30, 2013	June 30, 2012	increase (decrease)
Staff related	$27.2	$24.2	12%
Management incentive compensation	4.8	4.4	9%
Legal, accounting and other professional	10.1	8.4	20%
Travel and entertainment expense	2.4	2.2	9%
Advertising, marketing and promotion	3.0	2.0	50%
Corporate insurance	1.9	2.0	(5)%
Bad debt (recovery) expense	(0.2)	0.9	(122)%
All other	13.6	12.4	10%
Total unallocated corporate expenses	$62.8	$56.5	11%
Unallocated corporate as a percentage of net revenues	23%	21%
     Unallocated corporate expenses increased by $6.3 million or 11% in the current year period compared to the prior year period. This was primarily due to increases in compensation and benefits expenses of $3.4 million. In addition, the Company incurred higher professional fees of $1.7 million, marketing expenses of $1.0 million and talent development costs primarily to support our content related initiatives, including the potential launch of a WWE network. This increase was offset by a $1.1 million reduction in bad debt expense.
Depreciation and Amortization
(dollars in millions)

	Six Months Ended
	June 30, 2013	June 30, 2012	increase (decrease)
Depreciation and amortization	$11.3	$8.8	28%
     Depreciation and amortization expense increased by $2.5 million, or 28%, in the current year period compared to the prior year period. Depreciation expense for the current year period reflects higher property and equipment balances due to increased capital expenditures over the past two years to support our emerging content and distribution efforts, including a potential network.

Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Six Months Ended
	June 30, 2013	June 30, 2012	increase (decrease)
Investment income, interest and other expense, net	$(1.7)	$(0.4)	325%
     Investment income, interest and other expense, net yielded an expense of $1.7 million compared to $0.4 million in the prior year period, reflecting incremental expenses associated with other non-income taxes, realized foreign exchange losses and the disposal of property and equipment in the current year period as compared to the prior year period.
Income Taxes
(dollars in millions)

	Six Months Ended
	June 30, 2013	June 30, 2012	increase (decrease)
Provision for income taxes	$5.0	$7.9	(37)%
Effective tax rate	38%	23%

    The current year period effective tax rate was negatively impacted by decreased section 199 deductions due to lower qualified production activities. The prior year period effective tax rate was positively impacted by the recognition of $3.7 million of previously unrecognized tax benefits, primarily related to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions.
Liquidity and Capital Resources
We had cash and short-term investments of $122.9 million and $152.4 million as of June 30, 2013 and December 31, 2012, respectively, and no outstanding debt. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.
We believe that cash provided from operations, existing cash and investment balances and funds available from our revolving credit facility are sufficient to meet our operating requirements over the next 12 months. This includes cash requirements for dividend payments, feature film production requirements, projected capital expenditures, and additional operational costs associated with our increased content production and distribution initiatives including a potential network.
On June 16, 2013, we entered into a purchase agreement to buy a 2007 Bombardier Global 5000 jet which will replace the Company's current corporate aircraft. The anticipated purchase price, including certain improvements, is expected to be in the range of $31.0 million to $33.0 million. The Company anticipates closing on the purchase, subject to our acceptance of an inspection, in August 2013. The Company expects to market the current aircraft for sale after the refurbishment of the purchased aircraft and our current aircraft. The Company anticipates funding the purchase of this aircraft and related refurbishments via asset backed financing as allowed under our revolving credit facility.
For the remainder of 2013, we anticipate spending between $40.0 million and $50.0 million on the purchases of property and equipment and other assets, including the aforementioned corporate aircraft.

Borrowing Capacity
In April 2013, we amended and restated our existing $200.0 million revolving credit facility with a syndicated group of banks, with JPMorgan Chase, as administrative agent. Under the terms of the amended agreement, (i) the maturity of our original $200.0 million revolving credit facility was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide for greater financial flexibility. We have no outstanding borrowings under the credit facility for the periods presented and are currently in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.
While we do not have specific plans to borrow under our credit facility in the near term, we have announced initiatives for which we may borrow in the future, including the potential expansion and update of our production facilities. We may also pursue strategic investments and acquisitions in support of our growth initiative. In addition to the revolving credit facility, the Company continually evaluates financing options that are cost effective and that will add to the Company's financial flexibility.
Cash Flows from Operating Activities
Cash flows generated from operating activities was $5.9 million for the six months ended June 30, 2013 compared to $44.7 million for the corresponding period in the prior year. This $38.8 million decrease was driven by an approximate $19.1 million reduction in operating performance, an $11.0 million increase in the annual payout of management incentive compensation and changes in working capital associated with our international live events and pay-per-view events compared to the prior year period.
In the current year period, we spent $5.5 million on feature film production activities, compared to $5.6 million in the prior year period. In the current year period, we received $0.4 million in incentives related to feature film productions. In the prior year period, we received $1.1 million in incentives related to feature film production. We anticipate spending between $10.0 million and $15.0 million on feature film production activities during the remainder of the current year.
We did not receive any non-film related incentives in the current or prior year periods. We anticipate receiving approximately $8.0 million to $10.0 million in non-film related incentives, including credits associated with qualifying capital projects for the remainder of the year.
During the current year period, the Company spent $4.0 million to produce additional content for television, compared to $5.0 million in the prior year period. We anticipate spending approximately $3.0 million to $4.0 million to produce additional content during the remainder of the current year and incurring $3.0 million to $7.0 million in operating expenses to support these initiatives during the remainder of the current year.
Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. At June 30, 2013, we had one customer who represented 10% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.
In February 2013, the Company and THQ reached an agreement to terminate its video game license, which agreement was approved by the U.S. Bankruptcy Court on February 19, 2013. In connection with this termination, the Company waived its rights to the pre-petition amounts due under its license agreement with THQ, and THQ agreed to transfer certain intellectual property rights to WWE.

In connection with the THQ license termination, the Company recognized $8.0 million of revenue during the first quarter of 2013 related to the unrecognized portion of an advance received when the Company entered into the license agreement with THQ in 2009. As a result of THQ's bankruptcy, we did not collect or recognize a portion of anticipated royalties estimated between $4.0 million and $5.0 million; this loss did not have a material adverse effect on our business, financial condition or results of operations.

Upon termination of the agreement with THQ, the Company entered into a five-year agreement with Take-Two to be the Company's video game licensee. Take-Two assumed distribution of our existing catalog of video games and will develop and publish future titles, including the release of the Company's annual franchise game WWE 2K14.

Cash Flows from Investing Activities
Cash flows used in investing activities decreased by $3.2 million to $9.6 million in the first half of 2013 compared to the prior year period. The cash used in both periods reflects the impact of an investment in capital assets to support our efforts to create and distribute new content, including through a potential network and a decrease in spending related to strategic investments.
Cash Flows from Financing Activities
Cash flows used in financing activities were $18.3 million and $18.0 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Dividends paid in the periods remained flat as the quarterly dividend rate remained constant at $0.12 per share.
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
Item 4. Controls and Procedures
Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. No change in internal control over financial reporting occurred during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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

Item 6. Exhibits
(a.)Exhibits
10.10 Employment Agreement between the Company and Michael Luisi dated July 19, 2013.
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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	August 1, 2013	By: /s/	George A. Barrios
George A. Barrios
Chief Financial Officer
(principal financial and accounting officer
and authorized signatory)