Form 10-Q
period 2013-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2013-11-01
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
At October 30, 2013 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 31,302,790 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 43,797,830.

WORLD WRESTLING ENTERTAINMENT, INC.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenues	$113,292	$104,197	$389,575	$368,913
Cost of revenues (including amortization and impairments of feature film and television production assets of $12,039 and $2,132, respectively, and $19,485 and $7,776, respectively)	70,947	61,406	242,668	215,287
Selling, general and administrative expenses	32,640	32,459	110,976	98,920
Depreciation and amortization	6,503	5,307	17,819	14,046
Operating income	3,202	5,025	18,112	40,660
Investment income, net	264	635	1,102	1,679
Interest expense	(438)	(457)	(1,270)	(1,354)
Other income (expense), net	313	(203)	(1,420)	(746)
Income before income taxes	3,341	5,000	16,524	40,239
Provision for income taxes	902	1,473	5,870	9,440
Net income	$2,439	$3,527	$10,654	$30,799

Earnings per share:
Basic and diluted	$0.03	$0.05	$0.14	$0.41

Weighted average common shares outstanding:
Basic	75,030	74,681	74,885	74,542
Diluted	75,388	74,845	75,335	74,864

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$2,439	$3,527	$10,654	$30,799
Other comprehensive income (loss):
Foreign currency translation adjustment	73	105	(107)	180
Unrealized holding gain/(loss) - available-for-sale securities (net of tax (benefit)/expense of $49 and $36, respectively, and ($225) and $516, respectively)	79	59	(367)	841
Reclassification adjustment for gains realized in net income - available-for-sale securities (net of tax expense of $0 and $66, respectively, and $1 and $75, respectively)	—	(107)	(1)	(121)
Total other comprehensive income (loss)	152	57	(475)	900
Comprehensive income	$2,591	$3,584	$10,179	$31,699

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	As of
	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,081	$66,048
Short-term investments, net	77,743	86,326
Accounts receivable (net of allowances for doubtful accounts and returns
of $8,940 and $14,691, respectively)	69,537	50,716
Inventory	2,532	1,770
Deferred income tax assets	11,048	14,403
Prepaid expenses and other current assets	15,536	15,269
Total current assets	213,477	234,532
PROPERTY AND EQUIPMENT, NET	133,194	102,162
FEATURE FILM PRODUCTION ASSETS, NET	17,195	23,691
TELEVISION PRODUCTION ASSETS, NET	10,992	6,331
INVESTMENT SECURITIES	7,859	5,220
OTHER ASSETS	8,792	9,447
TOTAL ASSETS	$391,509	$381,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,228	$—
Accounts payable and accrued expenses	41,596	48,954
Deferred income	30,320	28,611
Total current liabilities	76,144	77,565
LONG-TERM DEBT	25,164	—
NON-CURRENT INCOME TAX LIABILITIES	9,336	9,092
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
30,789,056 and 29,253,665 shares issued and outstanding as of
September 30, 2013 and December 31, 2012, respectively)	308	293
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
44,302,830 and 45,500,830 shares issued and outstanding as of
September 30, 2013 and December 31, 2012, respectively)	443	455
Additional paid-in-capital	344,939	341,762
Accumulated other comprehensive income	3,556	4,031
Accumulated deficit	(68,381)	(51,815)
Total stockholders’ equity	280,865	294,726
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$391,509	$381,383

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2012	29,254	$293	45,501	$455	$341,762	$4,031	$(51,815)	$294,726
Net income	—	—	—	—	—	—	10,654	10,654
Other comprehensive loss	—	—	—	—	—	(475)	—	(475)
Stock issuances, net	337	3	—	—	(842)	—	—	(839)
Conversion of Class B common stock by shareholder	1,198	12	(1,198)	(12)	—	—	—	—
Excess tax benefits from stock-based payment arrangements	—	—	—	—	223	—	—	223
Dividends paid	—	—	—	—	253	—	(27,220)	(26,967)
Stock-based compensation	—	—	—	—	3,543	—	—	3,543
Balance, September 30, 2013	30,789	$308	44,303	$443	$344,939	$3,556	$(68,381)	$280,865

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES:
Net income	$10,654	$30,799
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and impairments of feature film and television production assets	19,485	7,776
Depreciation and amortization	17,819	14,046
Amortization of bond premium	391	1,745
Amortization of debt issuance costs	1,559	461
Stock-based compensation	3,543	2,791
(Recovery from) provision for doubtful accounts	(356)	1,204
Services provided in exchange for equity instruments	(659)	219
Loss on disposal of property and equipment	335	40
Provision for deferred income taxes	4,040	2,052
Other non-cash adjustments	(252)	(202)
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(17,913)	(2,820)
Inventory	(761)	(531)
Prepaid expenses and other assets	(541)	(2,488)
Feature film production assets	(6,706)	(6,975)
Television production assets	(8,687)	(5,507)
Accounts payable and accrued expenses	(11,506)	(1,585)
Deferred income	1,709	(49)
Net cash provided by operating activities	12,154	40,976
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(18,302)	(26,697)
Purchase of corporate aircraft and related improvements	(29,730)	—
Purchases of short-term investments	(24,112)	(18,639)
Proceeds from sales and maturities of investments	30,543	37,271
Purchase of cost method investments	(2,200)	(5,000)
Proceeds from sales of property and equipment	38	—
Net cash used in investing activities	(43,763)	(13,065)
FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	29,730	—
Repayment of long-term debt	(348)	(1,621)
Dividends paid	(26,967)	(26,845)
Debt issuance costs	(674)	—
Issuance of stock, net	640	751
Excess tax benefits from stock-based payment arrangements	261	6
Net cash provided by/(used in) financing activities	2,642	(27,709)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,967)	202
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,048	52,491
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,081	$52,693
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment and other assets	1,611	1,609

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
The following table summarizes RSUs activity:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	146,175	$9.97
Granted	40,477	$9.31
Vested	(60,538)	$10.12
Forfeited	(17,582)	$9.38
Dividend equivalents	5,000	$9.23
Unvested at September 30, 2013	113,532	$9.37

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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The following table summarizes PSUs activity:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	685,703	$8.37
Granted	932,786	$9.94
Vested	(314,008)	$9.35
Forfeited	(69,560)	$9.20
Dividend equivalents	25,902	$9.45
Unvested at September 30, 2013	1,260,823	$9.52
During the year ended 2012, we awarded 622,700 PSUs which were subject to certain performance conditions. During the three months ended March 31, 2013, the performance conditions were met and we granted 709,186 PSUs at a weighted average grant date fair value of $8.46. During three months ended March 31, 2013, we awarded 804,896 PSUs which are subject to certain performance conditions which have not been met as of September 30, 2013.
Stock-based compensation costs totaled $785 and $1,035 for the three months ended September 30, 2013 and 2012, respectively, and $3,543 and $2,791 for the nine months ended September 30, 2013 and 2012, respectively.
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenues:
Live and Televised Entertainment	$89,532	$79,049	$294,735	$271,804
Consumer Products	13,339	15,834	62,247	67,419
Digital Media	8,609	7,442	26,758	22,376
WWE Studios	1,812	1,872	5,835	7,314
Total net revenues	$113,292	$104,197	$389,575	$368,913
OIBDA:
Live and Televised Entertainment	$35,390	$30,534	$95,312	$99,284
Consumer Products	5,395	6,879	36,515	37,644
Digital Media	3,573	3,175	6,954	6,824
WWE Studios	(7,417)	(2,014)	(12,789)	(4,297)
Unallocated Corporate	(27,236)	(28,242)	(90,061)	(84,749)
Total OIBDA	$9,705	$10,332	$35,931	$54,706

Reconciliation of Total Operating Income to Total OIBDA

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total operating income	$3,202	$5,025	$18,112	$40,660
Depreciation and amortization	6,503	5,307	17,819	14,046
Total OIBDA	$9,705	$10,332	$35,931	$54,706
Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
North America	$87,341	$79,972	$304,190	$278,343
Europe/Middle East/Africa	11,249	9,465	51,406	51,584
Asia Pacific	13,737	13,284	29,580	30,144
Latin America	965	1,476	4,399	8,842
Total net revenues	$113,292	$104,197	$389,575	$368,913

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Revenues generated from the United Kingdom, our largest international market, totaled $5,249 and $24,777 for the three and nine months ended September 30, 2013, respectively, and $4,809 and $24,387 for the corresponding periods in 2012, respectively. The Company’s property and equipment was almost entirely located in the United States at September 30, 2013 and 2012.
4. Property and Equipment
Property and equipment consisted of the following:

	As of
	September 30, 2013	December 31, 2012
Land, buildings and improvements	$105,178	$97,551
Equipment	103,462	93,316
Corporate aircraft	50,588	20,858
Vehicles	244	1,474
	259,472	213,199
Less accumulated depreciation	(126,278)	(111,037)
Total	$133,194	$102,162
Included in Corporate aircraft for the period ended September 30, 2013 is $29,730 of costs related to the acquisition and refurbishment of a 2007 Bombardier Global 5000 aircraft. The aircraft is still being refurbished and has not yet been placed in service. Depreciation expense for property and equipment totaled $6,111 and $16,653 for the three and nine months ended September 30, 2013, respectively, as compared to $5,045 and $13,559 for the corresponding periods in 2012, respectively.
5. Feature Film Production Assets, Net
Feature film production assets consisted of the following:

	As of
	September 30, 2013	December 31, 2012
Feature film productions:
In release	$9,620	$13,238
Completed but not released	4,418	7,849
In production	2,407	1,977
In development	750	627
Total	$17,195	$23,691
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
During the nine months ended September 30, 2013, we released three feature films via theatrical distribution, No One Lives, The Call and Dead Man Down, which comprise $2,499 of our “In release” feature film assets, as of September 30, 2013. We also released two feature films, 12 Rounds 2: Reloaded and The Marine 3: Homefront direct to DVD during the nine months ended September 30, 2013 which comprise $2,849 of our "In release" feature film assets as of September 30, 2013. Third-party distributors control the distribution and marketing of these films, and as a result, we recognize revenue on a net basis after the third-party

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film.
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
We recorded impairment charges of $6,965 and $11,661 related to our feature films during the three and nine months ended September 30, 2013, respectively. We did not record an impairment charge during the three months ended September 30, 2012. During the nine months ended September 30, 2012, we recorded an impairment charge of $754. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.
We have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three and nine months ended September 30, 2013, we did not record any expense related to previously capitalized development costs related to abandoned projects. During the three and nine months ended September 30, 2012, we expensed $448 and $1,045, respectively, of previously capitalized development costs related to abandoned projects.
6. Television Production Assets, Net
Television production assets consist primarily of episodic television series we have produced for distribution, either on a potential network or through other distribution platforms. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. We have $10,992 and $6,331 capitalized as of September 30, 2013 and December 31, 2012, respectively, related to this type of programming. Costs to produce our live event programming are expensed when the event is first broadcast. During the three and nine months ended September 30, 2013, we amortized $4,026 related to our television production assets. We did not amortize any expenses during the three and nine months ended September 30, 2012. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset. During the three and nine months ended September 30, 2013 and 2012, we did not record any impairments related to our television production assets.
7. Investment Securities and Short-Term Investments
On June 25, 2012, the Company invested $5,000 in Tout Industries, Inc.'s ("Tout") Series B Preferred Stock. On May 30, 2013, the Company made an investment of $2,200 in a live event touring business. Both investments are accounted for under the cost method. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. No such indicators were noted during the three and nine months ended September 30, 2013. Included in Investment Securities in our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 are $7,859 and $5,220, respectively, related to these investments. Additionally, the investment in Tout includes shares received in conjunction with a strategic partnership.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Short-term investments measured at fair value consisted of the following:

	September 30, 2013				December 31, 2012
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gain	(Loss)	Fair Value	Amortized Cost	Gain	(Loss)	Fair Value
Municipal bonds	$56,643	$248	$(173)	$56,718	$68,517	$566	$(84)	$68,999
Corporate bonds	21,067	86	(128)	21,025	17,182	145	—	17,327
Total	$77,710	$334	$(301)	$77,743	$85,699	$711	$(84)	$86,326
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
Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of September 30, 2013, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month-10 years
Corporate bonds	3 months-5 years
The following table summarizes the short-term investment activity:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Proceeds from sale of short-term investments	$—	$13,478	$2,793	$16,486
Proceeds from maturities and calls of short-term investments	7,480	4,175	27,750	20,785
Gross realized gains on sale of short-term investments	—	173	1	196

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

Level 1-	quoted prices in active markets for identical assets or liabilities;
Level 2-	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3-	unobservable inputs, such as discounted cash flow models or valuations
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at September 30, 2013				Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$56,718	$—	$56,718	$—	$68,999	$—	$68,999	$—
Corporate bonds	21,025	—	21,025	—	17,327	—	17,327	—
Total	$77,743	$—	$77,743	$—	$86,326	$—	$86,326	$—
Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments.
We have classified our investment in municipal and corporate bonds within Level 2 as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The municipal and corporate bonds are valued based on model-driven valuations. A third party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our municipal and corporate bond investments.
The Company also has assets that are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the nine months ended September 30, 2013, the Company recorded impairment charges of $11,661 on feature film production assets based on a fair value measurements of $2,363. The Company recorded an impairment charge of $754 during the nine months ended September 30, 2012 on a feature film production asset based on a fair value measurement of $1,000. See Note 5, Feature Film Production Assets, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party specialist that assists us in gathering the necessary inputs used in our model.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of
	September 30, 2013	December 31, 2012
Trade related	$6,106	$7,364
Payroll and related benefits	11,380	16,099
Talent related	6,318	9,805
Accrued event and television production	3,918	5,122
Accrued home entertainment expenses	1,599	1,989
Accrued legal and professional	1,727	1,243
Accrued purchases of property and equipment and other assets	1,611	1,415
Accrued film liability	2,875	572
Accrued other	6,062	5,345
Total	$41,596	$48,954
Accrued other includes accruals for our publishing and licensing business activities and other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities.
10. Debt
In 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. In April 2013, the Company amended and restated the revolving credit facility. Under the terms of the amended credit facility, (i) the maturity date was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide for greater financial flexibility. Applicable interest rates for the borrowings under the revolving credit facility are based on the Company's current consolidated leverage ratio. As of September 30, 2013, the LIBOR-based rate plus margin was 2.00%. As of September 30, 2013 and December 31, 2012, there were no amounts outstanding under the credit facility. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Borrowings under the credit facility are subject to certain financial covenants and certain restrictions. As of September 30, 2013, the Company is in compliance with the provisions of this credit facility.
On August 7, 2013, the Company entered into a $31,568 promissory note (the “Note”) with RBS Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406 beginning in September 2013 and has a final maturity of August 7, 2020. The Note is secured by a first priority perfected security interest in the newly purchased aircraft. There was $29,392 of borrowings outstanding related to the Note as of September 30, 2013. Under the terms of the Note, the Company has the ability to borrow up to an additional $1,800 for refurbishments to the corporate aircraft. At September 30, 2013, the Company estimates its available debt capacity under the terms of the revolving credit facility to be approximately $120,000.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

As of September 30, 2013, the scheduled principal repayments under our Note obligation for the current year, the subsequent five years and the remaining term of the note thereafter are as follows:

Remainder of 2013	$1,048
December 31, 2014	4,251
December 31, 2015	4,345
December 31, 2016	4,440
December 31, 2017	4,538
December 31, 2018	4,638
Thereafter	7,960
$31,220
The table above assumes that the Note will not be prepaid prior to its maturity on August 7, 2020.
11. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At September 30, 2013, we did not have any single customer balance that was greater than 10% of our gross accounts receivable balance.
12. Income Taxes
The effective tax rate was 36% for the nine months ended September 30, 2013 as compared to 24% for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we recognized $4,250 of previously unrecognized tax benefits primarily related to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions. Included in the amount recognized was $1,493 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts during the nine months ended September 30, 2012 resulted in an effective tax rate of 24%.
At September 30, 2013, we have $1,784 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The entire amount is classified as Non-current income tax liabilities. At December 31, 2012, we had $2,128 of unrecognized tax benefits. All of this amount was classified as Non-current income tax liabilities.
We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $599 and $716 of accrued interest and penalties related to uncertain tax positions as of September 30, 2013 and December 31, 2012, respectively. Essentially the entire amounts are included in Non-current income tax liabilities for the periods presented.
Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits including interest and penalties may decrease by $720 within twelve months of September 30, 2013.
13. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the three and nine months ended September 30, 2013 and 2012, we received $427 and $864, and $478 and $1,626, respectively,

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

of incentives relating to feature film productions which reduced the related assets. During the three and nine months ended September 30, 2013 and 2012, we received $9,805 and $10,201 and $6,373 and $7,959, respectively, of incentives relating to television production activities that were recorded as an offset to production expenses.
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

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012
(dollars in millions)

Summary

	Three Months Ended
	September 30, 2013	September 30, 2012	increase (decrease)
Net Revenues
Live and Televised Entertainment	$89.5	$79.0	13%
Consumer Products	13.4	15.8	(15)%
Digital Media	8.6	7.5	15%
WWE Studios	1.8	1.9	(5)%
Total	113.3	104.2	9%

OIBDA
Live and Televised Entertainment	35.4	30.5	16%
Consumer Products	5.4	6.8	(21)%
Digital Media	3.6	3.2	13%
WWE Studios	(7.4)	(2.0)	270%
Unallocated Corporate Expenses	(27.3)	(28.2)	(3)%
Total	9.7	10.3	(6)%
OIBDA as a percentage of revenues	9%	10%

Depreciation and amortization expense	6.5	5.3	23%
Operating income	3.2	5.0	(36)%
Investment and other income, net	0.1	—	100%
Income before income taxes	3.3	5.0	(34)%
Provision for income taxes	0.9	1.5	(40)%
Net income	$2.4	$3.5	(31)%
The comparability of our results for the current year quarter was impacted by $7.0 million in impairment charges related to our film portfolio. There were no such impairments in the prior year quarter.
Our Live and Televised Entertainment segment revenues increased 13% primarily due to increased revenues in our television rights and live events businesses of $10.1 million and $2.2 million, respectively. Our Consumer Products segment experienced a 15% decrease in revenues primarily driven by declines in our licensing and home entertainment businesses. Our Digital Media segment experienced a 15% increase in revenues, primarily driven by higher sales of advertising across various digital platforms. Our WWE Studios segment experienced a $0.1 million decrease in revenues.

Live and Televised Entertainment
The following tables provide performance results and key drivers for our Live and Televised Entertainment segment:

	Three Months Ended
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	September 30, 2013	September 30, 2012	increase (decrease)
Live events	$25.0	$22.8	10%
North America	$17.5	$17.0	3%
International	$7.5	$5.8	29%
Total live event attendance	435,200	426,200	2%
Number of North American events	62	70	(11)%
Average North American attendance	5,500	5,200	6%
Average North American ticket price (dollars)	$46.78	$42.73	9%
Number of international events	14	7	100%
Average international attendance	6,700	8,400	(20)%
Average international ticket price (dollars)	$72.30	$98.23	(26)%
Venue merchandise	$4.0	$4.5	(11)%
Domestic per capita spending (dollars)	$9.53	$10.68	(11)%
Pay-per-view	$14.6	$16.3	(10)%
Number of pay-per-view events	3	3	—%
Number of buys from pay-per-view events	761,000	789,000	(4)%
Average revenue per buy (dollars)	$19.35	$20.57	(6)%
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	—%
Television rights fees	$44.1	$34.0	30%
Domestic	$30.5	$21.3	43%
International	$13.6	$12.7	7%
Other	$1.8	$1.4	29%
Total Live and Televised Entertainment	$89.5	$79.0	13%
Ratings
Average weekly household ratings for RAW	3.3	3.4	(3)%
Average weekly household ratings for SmackDown	2.2	2.2	—%
Average weekly household ratings for WWE Main Event	0.9	N/A

	Three Months Ended
OIBDA-Live and Televised Entertainment (dollars in millions)	September 30, 2013	September 30, 2012	increase (decrease)
Live events	$5.6	$5.0	12%
Venue merchandise	1.7	1.5	13%
Pay-per-view	8.3	9.7	(14)%
Television rights fees	21.8	15.5	41%
Other	(2.0)	(1.2)	67%
Total	$35.4	$30.5	16%
OIBDA as a percentage of revenues	40%	39%
Live events revenues increased by $2.2 million in the current year quarter as compared to the prior year quarter. Revenues from our North America live events business increased $0.5 million or 3%, reflecting increases in average attendance and average ticket prices. These increases were partially offset by eight fewer events held in the current year quarter. Our international live events business revenue increased $1.7 million primarily due to seven additional events held in the current year quarter. This was partially offset by a 26% decline in international ticket prices and a decline in average attendance of 20% in the current year quarter. The decreases in average ticket price and average attendance were due to changes in territory mix as the incremental events in the quarter were concentrated in South Africa, a region that has shown a high proportion of WWE fans, but that has experienced significant economic challenges. In addition, changes in foreign exchange rates contributed to the reduction in average ticket price. The live events OIBDA as a percentage of revenues was 22% in both the current and prior year quarters.
Venue merchandise revenues decreased by $0.5 million in the current year quarter as compared to the prior year quarter. This decrease is primarily due to a 9% reduction in total domestic attendance, reflecting the change in event mix during the quarter, and an 11% decline in domestic per capita merchandise sales to $9.53 in the current year quarter. The venue merchandise OIBDA as a percentage of revenues increased to 43% from 33% in the prior year quarter primarily due to a lower material costs.
Pay-per-view revenues decreased by $1.7 million in the current year quarter as compared to the prior year quarter primarily due to the performance of our SummerSlam event, as total buys for this event decreased 17%. In addition, the current quarter was negatively impacted by pay-per-view buys related to prior period events. Average revenue per buy declined by 6% to $19.35. The pay-per-view OIBDA as a percentage of revenues decreased to 57% from 60% in the prior year quarter primarily due to the aforementioned reduction in revenues.
Television rights fees revenues increased by $10.1 million in the current year quarter as compared to the prior year quarter. Domestically, television rights fees increased by $9.2 million, primarily due to the production and licensing of new programs. During the current year quarter, we began to produce and license a new television series, Total Divas, which is carried on the E! Network. In addition, during October 2012, we licensed a new original series, the WWE Main Event which is carried on the ION Television Network. Growth also reflected, to a lesser degree, contractual increases for our existing programs both domestically and internationally. The television rights fees OIBDA as a percentage of revenues increased to 49% from 46% in the prior year quarter.

Consumer Products
The following tables provide performance results and key drivers for our Consumer Products segment (dollars in millions):

	Three Months Ended
Revenues-Consumer Products	September 30, 2013	September 30, 2012	increase (decrease)
Licensing	$5.7	$7.1	(20)%
Home entertainment	$5.2	$6.4	(19)%
Gross units shipped	718,200	933,100	(23)%
Magazine publishing	$1.5	$1.6	(6)%
Net units sold	444,700	533,300	(17)%
Other	$1.0	$0.7	43%
Total	$13.4	$15.8	(15)%

	Three Months Ended
OIBDA-Consumer Products	September 30, 2013	September 30, 2012	increase (decrease)
Licensing	$3.3	$4.0	(18)%
Home entertainment	1.9	2.5	(24)%
Magazine publishing	0.1	0.2	(50)%
Other	0.1	0.1	—%
Total	$5.4	$6.8	(21)%
OIBDA as a percentage of revenues	40%	43%
Licensing revenues decreased by $1.4 million in the current year quarter as compared to the prior year quarter. This decrease was primarily due to a 24% reduction in video game shipments that resulted in a $1.3 million decline in video game royalties. Shipments of the Company’s annual franchise video game, WWE '13, which was the last release developed by THQ, declined to 178,000 units as compared to 233,000 units for the corresponding game in the prior year quarter. The licensing OIBDA as a percentage of revenues was 58% in the current year quarter compared to 56% in the prior year quarter due to product mix.
Home entertainment revenues decreased by $1.2 million or 19% in the current year quarter as compared to the prior year quarter. Domestic home entertainment revenue fell approximately $0.8 million, or 15%, reflecting a 23% decline in shipments to 718,200 units with five fewer releases in the quarter. The decline in shipments was partially offset by a 4% increase in the average price per unit to $11.41. Revenue from international licensing activities declined by approximately $0.4 million reflecting lower sales in Canada and the transition to a new licensee in the EMEA region. Home entertainment OIBDA as a percentage of revenues was 37% from 39% in the prior year quarter.
Magazine publishing revenues decreased slightly by $0.1 million to $1.5 million in the current quarter as compared to the prior year quarter. Net units sold decreased by 17% primarily due to one fewer issue being published in the current year quarter. We published three issues of WWE Magazine, two issues of WWE Kids magazine and one special issue in the current year quarter compared to three, three and one, respectively, in the prior year quarter. Publishing OIBDA as a percentage of revenues decreased to 7% from 13% in the prior year quarter.

Digital Media
The following tables provide performance results for our Digital Media segment (dollars in millions except average revenues per order):

	Three Months Ended
Revenues-Digital Media	September 30, 2013	September 30, 2012	increase (decrease)
WWE.com	$5.7	$4.8	19%
WWEShop	2.9	2.7	7%
Total	$8.6	$7.5	15%
Average WWEShop revenues per order (dollars)	$48.87	$47.77	2%

	Three Months Ended
OIBDA-Digital Media	September 30, 2013	September 30, 2012	increase (decrease)
WWE.com	$3.1	$3.0	3%
WWEShop	0.5	0.2	150%
Total	$3.6	$3.2	13%
OIBDA as a percentage of revenues	42%	43%

WWE.com revenues increased by $0.9 million in the current year quarter as compared to the prior year quarter, due to higher sales of advertising and digital content, including the Company’s pay-per-view events, across various digital platforms. WWE.com OIBDA as a percentage of revenues decreased to 54% in the current year quarter from 63% in the prior year quarter due to a $1.1 million increase in staff related expenses due to the hiring of additional personnel.
WWEShop revenues increased by $0.2 million in the current year quarter as compared to the prior year quarter. The number of on-line merchandise sales increased by 11% to 59,800 and the average revenue per order increased by 2% to $48.87. WWEShop OIBDA as a percentage of revenues increased to 17% in the current year quarter from 7% in the prior year quarter due to lower shipping related expenses.

WWE Studios
The following table provides detailed information for our WWE Studios' segment (in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended September 30,
			Sept 30,	Inception to-date		Revenue		OIBDA
Title	Release Date	Production Costs*	2013	Revenue	OIBDA	2013	2012	2013	2012
2013
12 Rounds 2: Reloaded	June 2013	$1.5	$1.4	$—	$—	$—	$ N/A	$—	$ N/A
No One Lives	May 2013	2.2	0.5	0.8	(0.9)	0.1	N/A	(0.9)	N/A
The Call	Mar 2013	1.0	1.0	0.1	0.1	—	N/A	—	N/A
Dead Man Down	Mar 2013	5.8	1.0	—	(4.7)	—	N/A	—	N/A
The Marine 3: Homefront	Mar 2013	1.5	1.4	—	—	—	N/A	—	N/A
		12.0	5.3	0.9	(5.5)	0.1	—	(0.9)	—
2012
The Day	Nov 2012	—	—	0.2	0.1	0.2	N/A	—	N/A
Barricade	Sept 2012	4.1	0.1	1.2	(4.0)	0.1	0.9	(0.3)	(0.5)
No Holds Barred	July 2012	—	—	0.6	0.3	0.1	0.5	0.1	0.2
Bending The Rules	Mar 2012	5.5	0.1	1.0	(5.4)	—	(0.4)	(0.7)	(0.4)
		9.6	0.2	3.0	(9.0)	0.4	1.0	(0.9)	(0.7)

Prior Releases		106.7	4.1	98.2	(22.9)	1.3	0.9	(4.7)	(0.3)

Completed but not released		4.4	4.4	—	—	—	—	—	—
In production		2.4	2.4	—	—	—	—	—	—
In development		0.8	0.8	—	(4.1)		—	—	(0.5)
Sub-total		$135.9	$17.2	$102.1	$(41.5)	$1.8	$1.9	$(6.5)	$(1.5)
Selling, General & Administrative Expenses								(0.9)	(0.5)
Total								$(7.4)	$(2.0)
*     Production costs are presented net of the associated benefit of production incentives.
WWE Studios revenues decreased $0.1 million in the current year quarter as compared to the prior year quarter. The decrease in revenue is attributable to the timing of recognizing revenue from our movie portfolio. During the current year quarter, we did not release any feature films as compared to the prior year quarter in which we released two feature films, Barricade and No Holds Barred. OIBDA decreased $5.4 million in the current year quarter as compared to the prior year quarter, primarily as a result of recording impairment charges totaling $7.0 million in the current year quarter associated with the recent performance of movies released over the 2010 through 2012 period. This decrease was partially offset by lower amortization expense in the current quarter as compared to the prior year quarter.
At September 30, 2013, the Company had $17.2 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet of which $9.6 million relates to films completed and in release and $7.6 million relates to various films not yet released. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.
Unallocated Corporate Expenses
The following table presents the amounts and percent change of certain significant unallocated corporate expenses (dollars in millions):

	Three Months Ended
	September 30, 2013	September 30, 2012	increase (decrease)
Staff related	$12.4	$11.9	4%
Management incentive compensation	0.5	2.6	(81)%
Legal, accounting and other professional	4.9	3.6	36%
Travel and entertainment expense	1.3	1.0	30%
Advertising, marketing and promotion	1.3	1.2	8%
Corporate insurance	1.2	0.9	33%
Bad debt (recovery) expense	(0.2)	0.3	(167)%
All other	5.9	6.7	(12)%
Total unallocated corporate expenses	$27.3	$28.2	(3)%
Unallocated corporate expenses as a percentage of net revenues	24%	27%
Unallocated corporate expenses decreased by $0.9 million or 3% in the current year quarter compared to the prior year quarter. This was primarily due to a decrease in management incentive compensation in the current quarter of $2.1 million, reflecting amounts expected to be paid based on the Company's operating performance and by a $0.5 million reduction in bad debt expense. These items were partially offset by a $1.3 million increase in consulting and professional fees and a $0.5 million increase salary and benefits.
Depreciation and Amortization
(dollars in millions)

	Three Months Ended
	September 30, 2013	September 30, 2012	increase (decrease)
Depreciation and amortization	$6.5	$5.3	23%
Depreciation and amortization expense increased by $1.2 million, or 23%, in the current year quarter compared to the prior year quarter. Depreciation expense for the current year quarter reflects higher property and equipment balances to support our content initiatives including efforts to launch a potential network.
Investment Income, Interest Expense and Other Income, Net
(dollars in millions)

	Three Months Ended
	September 30, 2013	September 30, 2012	increase (decrease)
Investment income, interest expense and other income, net	$0.1	$—	100%

Investment income, interest expense and other income, net yielded income of $0.1 million in the current year quarter, which includes expenses associated with other non-income taxes, disposal of property and equipment and realized foreign exchange gains (losses).
Income Taxes
(dollars in millions)

	Three Months Ended
	September 30, 2013	September 30, 2012	increase (decrease)
Provision for income taxes	$0.9	$1.5	(40)%
Effective tax rate	27%	30%
The current year period effective tax rate was positively impacted by the recognition of $0.4 million of previously unrecognized tax benefits related to various statutes of limitations expiring.

Results of Operations
Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
(dollars in millions)
Summary

	Nine Months Ended
	September 30, 2013	September 30, 2012	increase (decrease)
Net Revenues
Live and Televised Entertainment	$294.7	$271.8	8%
Consumer Products	62.3	67.4	(8)%
Digital Media	26.8	22.4	20%
WWE Studios	5.8	7.3	(21)%
Total	389.6	368.9	6%

OIBDA
Live and Televised Entertainment	95.3	99.3	(4)%
Consumer Products	36.5	37.6	(3)%
Digital Media	7.0	6.8	3%
WWE Studios	(12.8)	(4.3)	198%
Unallocated Corporate Expenses	(90.1)	(84.7)	6%
Total	35.9	54.7	(34)%
OIBDA as a percentage of revenues	9%	15%

Depreciation and amortization expense	17.8	14.0	27%
Operating income	18.1	40.7	(56)%
Investment and other expense, net	(1.6)	(0.4)	300%
Income before income taxes	16.5	40.3	(59)%
Provision for income taxes	5.8	9.5	(39)%
Net income	$10.7	$30.8	(65)%

     The comparability of our results for the current year period was impacted by $11.7 million of impairment charges related to our film portfolio, including $4.7 million and $0.9 million, for Dead Man Down and No One Lives, respectively, which were current year releases and an approximate $3.4 million positive impact from the transition of our video game to a new licensee. In the prior year period, our results were impacted by a $0.8 million impairment charge related to our feature film, Bending the Rules, and the recognition of a $4.2 million benefit due to previously unrecognized tax benefits.
Our Live and Televised Entertainment segment revenues increased 8% primarily due to a $20.7 million increase in our television rights business. Our Consumer Products segment experienced an 8% decrease in revenues primarily driven by a $4.2 million decline in our home entertainment business. Our Digital Media segment experienced a 20% increase in revenues, primarily driven by higher sales of online advertising. Our WWE Studios segment experienced a 21% decline in revenues which reflected the timing of recognizing revenue from our movie portfolio.

Live and Televised Entertainment
The following tables present the performance results and key drivers for our Live and Televised Entertainment segment:

	Nine Months Ended
Revenues- Live and Televised Entertainment (dollars in millions except where noted)	September 30, 2013	September 30, 2012	increase (decrease)
Live events	$86.1	$80.4	7%
North America	$67.6	$58.2	16%
International	$18.5	$22.2	(17)%
Total live event attendance	1,483,700	1,430,400	4%
Number of North American events	204	196	4%
Average North American attendance	6,100	5,900	3%
Average North American ticket price (dollars)	$49.63	$45.57	9%
Number of international events	39	43	(9)%
Average international attendance	6,300	6,200	2%
Average international ticket price (dollars)	$69.92	$75.96	(8)%
Venue merchandise	$16.0	$15.0	7%
Domestic per capita spending (dollars)	$10.65	$10.75	(1)%
Pay-per-view	$66.8	$70.6	(5)%
Number of pay-per-view events	8	9	(11)%
Number of buys from pay-per-view events	3,056,400	3,371,000	(9)%
Average revenue per buy (dollars)	$21.80	$20.71	5%
Domestic retail price WrestleMania (dollars)	$59.95	$54.95	9%
Domestic retail price excluding WrestleMania (dollars)	$44.95	$44.95	—
Television rights fees	$119.6	$98.9	21%
Domestic	$78.5	$60.6	30%
International	$41.1	$38.3	7%
Other	$6.2	$6.9	(10)%
Total live and televised entertainment	$294.7	$271.8	8%
Ratings
Average weekly household ratings for RAW	3.4	3.5	(3)%
Average weekly household ratings for SmackDown	2.2	2.1	5%
Average weekly household ratings for WWE Main Event	0.9	N/A

	Nine Months Ended
OIBDA-Live and Televised Entertainment (dollars in millions)	September 30, 2013	September 30, 2012	increase (decrease)
Live events	$26.5	$22.4	18%
Venue merchandise	6.2	5.3	17%
Pay-per-view	24.7	37.1	(33)%
Television rights fees	46.4	38.0	22%
Other	(8.5)	(3.5)	143%
Total	$95.3	$99.3	(4)%
OIBDA as a percentage of revenues	32%	37%

     Live events revenues increased by $5.7 million in the current year period as compared to the prior year period. Revenues from our North America live events business increased $9.4 million or 16% due in part, to a strong performance of our annual WrestleMania event which contributed $3.6 million in incremental ticket revenue in the current year period as compared to the prior year period. In addition, we held 8 more events and experienced a 9% increase in average ticket prices in the current period. Our international live events business decreased $3.7 million primarily due to 4 fewer events held in the current year period and a 8% decrease in average ticket prices which was partially offset by a 2% increase in average attendance. The increase in average attendance was due to strong attendance at the events held during our European tour in the current year period relative to attendance at the events held during our European and Latin America tours in the prior period. The live events OIBDA as a percentage of revenues was 31% in the current year period compared to 28% in the prior year period.
Venue merchandise revenues increased by $1.0 million in the current year period as compared to the prior year period. Increased sales of merchandise at our domestic and Canadian events were partially offset by lower international licensing revenues. Total paid attendance at our domestic events increased 6% while per capita merchandise spend at those events decreased 1% to $10.65 in the current year period. The venue merchandise OIBDA as a percentage of revenues increased to 39% from 35% in the prior year period.
Pay-per-view revenues decreased by $3.8 million in the current year period as compared to the prior year period, as we held one fewer pay-per-view event in the current year period. This decrease was partially offset by a 5% increase in average revenue per buy from the prior year period due, in part, to an increase in the domestic retail price charged for viewing WrestleMania and higher retail prices charged for viewing our events in high definition. The pay-per-view OIBDA as a percentage of revenues decreased to 37% from 53% in the prior year period due primarily to an additional $4.7 million in talent related expenses.
Television rights fees revenues increased by $20.7 million in the current year period as compared to the prior year period. Domestically, television rights fees increased by $17.9 million, primarily due to the production and licensing of new programs. During the third quarter of 2013, we debuted a new television series, Total Divas, which is carried on the E! Network. In addition, during the second half of the prior year, we began to produce and license an additional hour of RAW to the USA Network, as well license an original series, WWE Main Event which is carried on the ION Television Network. The television rights fees OIBDA as a percentage of revenues increased slightly to 39% from 38% in the prior year period.
Other Live and Televised OIBDA was a loss of $8.5 million in the current year period as compared to a loss of $3.5 million in the prior year period. This increase is a result of additional expenses associated with talent compensation and travel related costs.

Consumer Products
    The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions):

	Nine Months Ended
Revenues-Consumer Products	September 30, 2013	September 30, 2012	increase (decrease)
Licensing	$36.4	$37.9	(4)%
Home entertainment	$19.2	$23.4	(18)%
Gross units shipped	2,900,200	2,600,300	12%
Magazine publishing	$4.4	$4.3	2%
Net units sold	1,427,400	1,491,700	(4)%
Other	$2.3	$1.8	28%
Total	$62.3	$67.4	(8)%

	Nine Months Ended
OIBDA-Consumer Products	September 30, 2013	September 30, 2012	increase (decrease)
Licensing	$27.7	$25.8	7%
Home entertainment	8.2	11.3	(27)%
Magazine publishing	0.3	0.2	50%
Other	0.3	0.3	—%
Total	$36.5	$37.6	(3)%
OIBDA as a percentage of revenues	59%	56%

     Licensing revenues decreased by $1.5 million in the current year period as compared to the prior year period. The current year period reflected an estimated $2.0 million positive impact associated with the bankruptcy of our former video game licensee, THQ, and the transition to a new video game licensee, Take-Two Interactive. This positive impact was offset by lower revenue from video game, and other products, with the aggregate decline from our international markets during the current period as compared to the prior year period. As a result of THQ's bankruptcy, we did not collect or recognize a portion of anticipated royalties due in the nine months ended 2013. Therefore, despite the positive impact of the transition of our video game license on revenue and income in the first quarter, WWE incurred an estimated economic loss of approximately $3.0 million stemming from foregone video game receipts. Overall, sales of our video game declined approximately 26% due in part to lower effective pricing from the prior year period. The licensing OIBDA as a percentage of revenues was 76% in the current year period compared to 68% in the prior year period partially as a result of product mix.
Home entertainment revenues decreased by $4.2 million or 18% in the current year period as compared to the prior year period. Domestic home entertainment revenue fell approximately $2.2 million, or 11%, as a 12% increase in shipments to 2.9 million units was more than offset by lower sell-through rates and a 5% decline in the average price per unit to $10.34. Revenue from our international licensing activities declined by approximately $2.0 million reflecting lower sales in Canada and the transition to a new licensee in the EMEA region. OIBDA decreased by 27% primarily due to the decline in revenues and cost of revenues which declined by $0.9 million as a result of lower distribution and fulfillment costs from the prior year period. Home entertainment OIBDA as a percentage of revenues decreased to 43% in the current year period compared to 48% in the prior year period.
Magazine publishing revenues increased slightly by $0.1 million in the current year period as compared to the prior year period. Net units sold decreased by 4% primarily due to the decline in the number of issues published. We published nine issues of WWE Magazine, seven issues of WWE Kids magazine and two special issues in the current year period as compared to nine, eight and two, respectively, in the prior year period. OIBDA increased slightly by $0.1 million while cost of revenues remained flat. Publishing OIBDA as a percentage of revenues was 7% in the current period compared to 5% in the prior year period.

Digital Media
     The following tables present the performance results for our Digital Media segment (dollars in millions except where noted):

	Nine Months Ended
Revenues-Digital Media	September 30, 2013	September 30, 2012	increase (decrease)
WWE.com	$17.3	$13.5	28%
WWEShop	9.5	8.9	7%
Total	$26.8	$22.4	20%
Average WWEShop revenues per order (dollars)	$48.23	$48.04	—%

	Nine Months Ended
OIBDA-Digital Media	September 30, 2013	September 30, 2012	increase (decrease)
WWE.com	$5.3	$5.6	(5)%
WWEShop	1.7	1.2	42%
Total	$7.0	$6.8	3%
OIBDA as a percentage of revenues	26%	30%

   WWE.com revenues increased by $3.8 million in the current year period as compared to the prior year period due to higher sales of advertising across various digital platforms. Additionally, webcast revenue as it relates to pay-per-view programing increased by $0.9 million. WWE.com OIBDA as a percentage of revenues decreased to 31% in the current year period from 41% in the prior year period due to hiring of new personnel to support increased programming.
WWEShop revenues increased by $0.6 million in the current year period compared to the prior year period, driven by a 7% increase in the number of orders to 195,900. Average revenue per order essentially remained flat at $48.23. WWEShop OIBDA as a percentage of revenues increased to 18% in the current year period from 13% in the prior year period due to lower shipping related expenses.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Nine Months Ended September 30,
	Release	Production	Sept 30,	Inception to-date		Revenue		OIBDA
Title	Date	Costs*	2013	Revenue	OIBDA	2013	2012	2013	2012
2013
12 Rounds 2: Reloaded	June 2013	$1.5	$1.4	$—	$—	$—	$ N/A	$—	$ N/A
No One Lives	May 2013	2.2	0.5	0.8	(0.9)	0.8	N/A	(0.9)	N/A
The Call	Mar 2013	1.0	1.0	0.1	0.1	0.1	N/A	0.1	N/A
Dead Man Down	Mar 2013	5.8	1.0	—	(4.7)	—	N/A	(4.7)	N/A
The Marine 3: Homefront	Mar 2013	1.5	1.4	—	—	—	N/A	—	N/A
		12.0	5.3	0.9	(5.5)	0.9	—	(5.5)	—
2012
The Day	Nov 2012	—	—	0.2	0.1	0.2	N/A	0.1	N/A
Barricade	Sept 2012	4.1	0.1	1.2	(4.0)	0.4	0.9	(0.5)	(0.5)
No Holds Barred	July 2012	—	—	0.6	0.3	0.2	0.5	0.2	0.2
Bending The Rules	Mar 2012	5.5	0.1	1.0	(5.4)	0.1	0.9	(0.7)	(1.4)
		9.6	0.2	3.0	(9.0)	0.9	2.3	(0.9)	(1.7)

Prior Releases		106.7	4.1	98.2	(22.9)	4.0	5.0	(3.9)	(0.1)

Completed but not released		4.4	4.4	—	—	—	—	—	—
In production		2.4	2.4	—	—		—	—	—
In development		0.8	0.8	—	(4.1)	—	—	—	(1.2)
Sub-total		$135.9	$17.2	$102.1	$(41.5)	$5.8	$7.3	(10.3)	(3.0)
Selling, General & Administrative Expenses								(2.5)	(1.3)
Total								$(12.8)	$(4.3)
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
WWE Studios revenues decreased $1.5 million in the current year period as compared to the prior year period. The decrease in revenue is primarily attributable to the timing of our film releases and change in our distribution model. In the prior year period, we recognized $3.6 million in revenue from our licensed film, 12 Rounds, which was released in 2009. In addition, the decline reflected the timing of recognizing revenue from our movie portfolio. There were five feature films released in the current year period compared to three films released in the prior year period. Although there were five feature films released in the current year period, revenues for these films will be recognized on a net basis as participation statements are received rather than upon release as was the case with our self-distributed movie, Bending the Rules, in the prior year period. WWE Studios OIBDA decreased $8.5 million in the current year period as compared to the prior year period, primarily as a result of recording impairment charges of $11.7 million in the current year period compared to $0.8 million in the prior year period. In the current year period, the Company recorded impairments for our current year releases, Dead Man Down and No One Lives, plus additional impairments associated with our self-distributed portfolio driven by the recent performance of these titles. This decrease was partially offset by lower amortization expense in the current year period as compared to the prior year period.
At September 30, 2013, the Company had $17.2 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet of which $9.6 million relates to films completed and in release and $7.6 million relates to various films not yet released. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.
Unallocated Corporate Expenses
The following table presents the amounts and percent change of certain significant unallocated corporate expenses (dollars in millions):

	Nine Months Ended
	September 30, 2013	September 30, 2012	increase (decrease)
Staff related	$39.6	$36.1	10%
Management incentive compensation	5.3	7.0	(24)%
Legal, accounting and other professional	15.0	12.0	25%
Travel and entertainment expense	3.7	3.2	16%
Advertising, marketing and promotion	4.3	3.2	34%
Corporate insurance	3.1	2.9	7%
Bad debt (recovery) expense	(0.4)	1.2	(133)%
All other	19.5	19.1	2%
Total unallocated corporate expenses	$90.1	$84.7	6%
Unallocated corporate as a percentage of net revenues	23%	23%
     Unallocated corporate expenses increased by $5.4 million or 6% in the current year period compared to the prior year period. This was primarily due to increases in staff related expenses of $3.5 million, professional fees of $3.0 million, marketing expenses of $1.1 million and talent development costs. The increases in these expenses were primarily to support our content related initiatives, including the potential launch of a WWE network. These increases were partially offset by $1.7 million lower management incentive compensation reflecting amounts expected to be paid based on the Company's operating performance and a $1.6 million reduction in bad debt expense.

Depreciation and Amortization
(dollars in millions)

	Nine Months Ended
	September 30, 2013	September 30, 2012	increase (decrease)
Depreciation and amortization	$17.8	$14.0	27%
     Depreciation and amortization expense increased by $3.8 million, or 27%, in the current year period compared to the prior year period. Depreciation expense for the current year period reflects higher property and equipment balances to support our emerging content and distribution efforts, including a potential network.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Nine Months Ended
	September 30, 2013	September 30, 2012	increase (decrease)
Investment income, interest and other expense, net	$(1.6)	$(0.4)	300%
     Investment income, interest and other expense, net yielded an expense of $1.6 million compared to $0.4 million in the prior year period, reflecting lower interest income, incremental expenses associated with realized foreign exchange losses and losses incurred with the disposal of property and equipment in the current year period as compared to the prior year period.
Income Taxes
(dollars in millions)

	Nine Months Ended
	September 30, 2013	September 30, 2012	increase (decrease)
Provision for income taxes	$5.8	$9.5	(39)%
Effective tax rate	36%	24%

     The prior year period effective tax rate was positively impacted by the recognition of $4.2 million of previously unrecognized tax benefits, primarily related to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions.
Liquidity and Capital Resources
We had cash and short-term investments of $114.8 million and $152.4 million as of September 30, 2013 and December 31, 2012, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $29.4 million as of September 30, 2013. This debt is related to the financing of our newly purchased corporate aircraft.  We had no debt outstanding at December 31, 2012.
In August 2013, we entered into seven year secured promissory note ('the Note") loan with RBS Asset Finance, Inc. for $31.6 million in order to finance the purchase of a 2007 Bombardier Global 5000 jet. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406 beginning in September 2013 and has a final maturity of August 7, 2020. This aircraft will replace the Company's current corporate aircraft after the refurbishment of the purchased aircraft is completed. The purchase price was $27.0 million and after certain improvements, the total price is expected to be approximately $32.0 million.  The Company expects to market the current aircraft for sale after the refurbishment of the purchased aircraft and our current aircraft.
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
For the remainder of 2013, we anticipate spending between $10.0 million and $15.0 million on the purchases of property and equipment and other assets.
Borrowing Capacity
In April 2013, we amended and restated our existing $200.0 million revolving credit facility with a syndicated group of banks, with JPMorgan Chase, as administrative agent. Under the terms of the amended agreement, (i) the maturity of our original $200.0 million revolving credit facility was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide for greater financial flexibility. We have no outstanding borrowings under the credit facility for the periods presented and are currently in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders. At September 30, 2013, the Company estimates its available debt capacity under the terms of the revolving credit facility to be approximately $120,000.
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
Cash Flows from Operating Activities
Cash flows generated from operating activities were $12.2 million for the nine months ended September 30, 2013 compared to $41.0 million for the corresponding period in the prior year. This $28.8 million decrease was primarily driven by changes in working capital including an $11.0 million increase in the annual payout of management incentive compensation related to the Company’s previous year performance, increases in spending on television production assets, and timing differences in the collection of receivables that negatively impacted current year cash flow as compared to the prior year.
In the current year period, we spent $8.6 million on feature film production activities, compared to $7.5 million in the prior year period. In the current year period, we received $0.9 million in incentives related to feature film productions. In the prior year period, we received $1.6 million in incentives related to feature film production. We anticipate spending between $5.0 million and $7.0 million on feature film production activities during the remainder of the current year.
We recognized $10.2 million in non-film related incentives in the current year period and $8.0 million in the prior year period. We anticipate receiving approximately $3.0 million to $4.0 million in non-film related incentives, including credits associated with qualifying capital projects for the remainder of the year.
During the current year period, the Company spent $8.7 million to produce additional content for television, compared to $5.5 million in the prior year period. We anticipate spending approximately $2.0 million to $3.0 million to produce additional content during the remainder of the current year.
Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. At September 30, 2013, we had no single customer balance that represented 10% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.
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

Cash Flows from Investing Activities
Cash flows used in investing activities increased by $30.7 million to $43.8 million for the nine months ended September 30, 2013 as compared to the prior year periods, primarily as a result of the Company's purchase of a corporate aircraft, including related improvements of nearly $30 million.
Cash Flows from Financing Activities
Cash flows generated from financing activities was $2.6 million for the nine months ended September 30, 2013 compared to a use of cash of $27.7 million for the prior year period. The current year period reflects $29.7 million in proceeds from the issuance of a note payable related to the purchase of a corporate aircraft. There was no similar financing in the prior year period.
Contractual Obligations
On August 7, 2013, the Company entered into a $31.6 million promissory note with RBS Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $0.4 million beginning in 2013 and has a final maturity of August 7, 2020. The Note may be prepaid in whole but not in part after August 7, 2015. Prepayments prior to August 7, 2016 carry a prepayment penalty of 2.0% of the prepaid amount; between August 8, 2016 and August 7, 2018 carry a prepayment penalty of 1.0% of the prepaid amount; and thereafter carry no prepayment penalty. See Note 10 of the Consolidated Financial Statements for the repayment schedule. There have been no other significant changes to the guaranteed payments referred to in Management's Discussion and Analysis of Financial Conditions and Results of Operations - Contractual Obligations in our Report on Form 10-K for our fiscal year ended December 31, 2012.
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
Item 4. Controls and Procedures
Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. No change in internal control over financial reporting occurred during the quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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

Item 6. Exhibits
(a.)Exhibits
10.15  Loan and Aircraft Security Agreement, dated August 7, 2013, and related exhibits and schedules (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed August 12, 2013).

10.16  Promissory Note, dated August 7, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed August 12, 2013).

10.17  Booking Agreement, dated October 7, 2013, between the company and Stephanie McMahon Levesque (filed herewith).*
31.1 Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2 Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1 Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
____________________

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	October 31, 2013	By: /s/	George A. Barrios
George A. Barrios
Chief Financial Officer
(principal financial and accounting officer
and authorized signatory)