Form 10-K
period 2013-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2014-02-24
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
     None
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☒  No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
     Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2013 using our closing price on June 28, 2013 was $310,139,554.
As of February 20, 2014, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 31,349,734 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 43,797,830 shares. Portions of the Registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I
Item 1. Business
WWE is an integrated media and entertainment company. We have been involved in the sports entertainment business for over 30 years, and have developed WWE into one of the most popular brands in global entertainment today. We develop unique and creative content centered around our talent and present it via television, online and at our live events. At the heart of our success are the athletic and entertainment skills and appeal of our Superstars and our consistently innovative and multi-faceted storylines. Our live and televised events, consumer products, digital media and feature film outlets provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.
     Based on the strength of the Company’s brands and its ownership and control over its intellectual property, the Company has been able to leverage its content and talent across virtually all media outlets. We continually evaluate additional opportunities to monetize new and existing content, including the announced launch of our digital subscription over-the-top ("OTT") network ("WWE Network"), which is scheduled to launch domestically on February 24, 2014, with plans for international distribution in certain markets expected to begin in late 2014. In support of this initiative, during 2012 and 2013, the Company increased staffing levels and expanded our content production capabilities. The launch of WWE Network, which reimagines the distribution of WWE’s pay-per-view events, could reduce the monetization of other assets, such as pay-per-view and other content distributed on certain digital platforms. See Item 1A. Risk Factors.
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

Consumer Products

•
Revenues consist principally of sales of WWE produced home entertainment (DVD/Blu-ray), magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and apparel.

Digital Media

•
Revenues consist principally of advertising sales on our websites, rights fees received for digital content, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

WWE Studios

•	Revenues consist of amounts earned from the distribution of filmed entertainment.
Live and Televised Entertainment
(represents 75%, 73% and 70% of our net revenues in 2013, 2012 and 2011, respectively)
Live Events
Our broad and talented roster of Superstars, allows us to perform in numerous domestic markets and take advantage of the strong international demand for our events. Live events and television programming are our principal creative content and production activities. Our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in monthly marquis events which historically have been distributed via pay-per view. Subsequent to the launch of our subscription network, these marquis events will be included as part of a subscription to WWE Network.
In 2013, we produced 256 live events throughout North America, entertaining approximately 1,542,000 fans at an average ticket price of $48.63. We hold many of our live events at major arenas across the country. In addition to providing content for our television and other programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.
     In 2013, we produced 65 live events internationally, reaching approximately 382,000 fans at an average ticket price of $74.13. These events were spread over several international tours throughout Europe, the Middle East, Asia, Latin America, South Africa and Australia.
     Live events net revenues were $111.5 million, $103.7 million and $104.7 million, representing 22%, 21% and 22% of total net revenues in 2013, 2012 and 2011, respectively.
Venue Merchandise
     Our venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products such as t-shirts, caps and other novelty items, all of which feature our Superstars, Divas and/or logos. These items are offered for sale at our live events.
     Venue merchandise net revenues were $19.4 million, $18.8 million and $18.3 million, representing 4% of total net revenues in each of 2013, 2012 and 2011.
Pay-Per-View Programming
     WWE has been one of the world’s leading providers of pay-per-view programming for over 30 years. In 2013, WWE televised 12 live pay-per-view events which ranked among the highest selling live event programs in the industry. WWE’s annual crown jewel, WrestleMania, has historically achieved more than one million buys worldwide. On April 7, 2013, WWE celebrated the 29th Anniversary of WrestleMania in East Rutherford, New Jersey before a sold-out crowd with millions watching at home. WrestleMania 29 achieved approximately 1.1 million buys and generated $28.0 million in pay-per-view revenue.
WWE produced 12 domestic pay-per-view programs in 2013 and 2012 and 13 programs in 2011. The suggested domestic retail price for all pay-per-view events in 2013 was $44.95, with the exception of WrestleMania which had a suggested domestic retail price of $59.95. Consistent with industry practices, we share the revenues with cable systems and satellite providers such as DirecTV, and pay service fees to iNDEMAND and TVN. Average revenue per buy was $21.41 in 2013 and $20.60 in 2012.
     Beginning with WrestleMania 30, these monthly marquis shows will be offered as part of our WWE Network. Inclusion of our monthly marquis events as a part of our subscription WWE Network will result in the loss of all or part of the revenue from these pay-per-view events in the markets where WWE Network is available.
  Pay-per-view net revenues were $82.5 million, $83.6 million and $78.3 million, representing 16%, 17% and 16% of total net revenues in 2013, 2012 and 2011, respectively, of which $66.9 million, $66.4 million, and $61.3 million were generated domestically.
Our international pay-per-view partners include BSkyB in the United Kingdom, SKY Deutschland in Germany, SKY Perfect TV! in Japan, SKY Italia in Italy and Main Event in Australia, among many others.
Television Distribution
Relying on our in-house production capabilities at our technologically advanced, high definition, production facility, we produce 6 hours of original weekly domestic television programming. We also produce reality shows and other programming. Many of these programs, with the planned exception of live and near live airings of RAW and SmackDown, are planned to be aired on the new WWE Network. Our television programming is distributed domestically and internationally. Our domestic television programs currently are: RAW on USA Network with replays on mun2 and Universal HD; SmackDown on Syfy with replays on mun2; WWE Main Event on Ion; and Total Divas on E! Network. WWE’s TV programs reach approximately 14 million viewers in the United States during the average week. USA Network and the Syfy Channel are owned by NBC Universal.
The Company's domestic television agreements covering RAW and SmackDown are coterminous and expire in September 2014. The distribution of our Raw and SmackDown programs domestically is a key component of the Company's business and operations. Failure to secure distribution of these programs on terms favorable to the Company could have a material adverse impact on the Company's outlook, liquidity, business and operating results.
RAW is a live primetime program which ranks among the most watched regularly scheduled programs on primetime cable television. RAW, airing three hours weekly, is the longest weekly episodic program in primetime TV history and anchors USA, helping make it consistently the top-rated cable network.
SmackDown is a two-hour show which airs in primetime on Fridays. SmackDown has on average been Syfy’s most-watched program each week. SmackDown is the second longest running weekly episodic program in primetime TV history, only behind RAW.
WWE Main Event is a one-hour original series that airs Wednesdays on ION Network and showcases live events featuring the Superstars and Divas of RAW and SmackDown.
Total Divas was added to WWE's programming line-up in July 2013. The first season of the one-hour original series, which consisted of 14 regular episodes and one special, aired on Sunday nights on E! Network. The reality based show explores life beyond the ring for seven WWE Divas. The second season is scheduled to air beginning in March 2014.
     NXT and WWE Superstars air on WWE.com domestically and are distributed on television in 100 countries internationally. NXT features developmental talent training to become WWE Superstars. Upon launch of the network, NXT and WWE Superstars will air on WWE Network.
     Each year, more than 8,000 hours of WWE’s television programming can be seen in more than 150 countries and 30 languages around the world. Our broadcast partners include: BSkyB in the United Kingdom; Ten Sports in India, and J SPORTS in Japan, among many others. In January 2014, we announced the renewal of our agreement with BSkyB in the United Kingdom through 2019.
     Television rights fee net revenues were $160.9 million, $139.5 million and $131.5 million, representing 32%, 29% and 27% of total net revenues in 2013, 2012 and 2011, respectively.
WWE Classics On Demand
     WWE Classics On Demand has been a subscription video on demand service that offered classic television shows, older pay-per-view events, specials and original programming for a monthly subscription fee. In anticipation of WWE Network launch, it ceased operations in January 2014.
     WWE Classics On Demand net revenues were $3.8 million in 2013, $4.1 million in 2012 and $4.6 million in 2011, representing 1% of total net revenues in each period.
Consumer Products
(represents 15%, 18% and 20% of our net revenues in 2013, 2012 and 2011, respectively)
Licensing
We have established a worldwide licensing program using our marks and logos, copyrighted works and characters on a large variety of retail products, including toys, video games, apparel and books. Currently, we have relationships with more than 150 licensees worldwide that provide products for sale at major retailers. To maintain the distinctive style and quality of our intellectual property and brand, we retain creative approval over the design, packaging, advertising and promotional materials associated with these products.

Video games and toys are the largest components of our licensing program. We have a comprehensive, multi-year licensing agreement with Mattel, Inc. our master toy licensee, covering all global territories, which we recently renewed. In 2013, we entered into an agreement with The Bridge Direct to develop and distribute products in the construction category, a segment of the toy category that has demonstrated strong growth over the last several years. Also in 2013, we entered into a new multi-year agreement with Take-Two Interactive Software, Inc. ("Take-Two") to publish future video games. This replaced our agreement with THQ, Inc. ("THQ"), our former video game licensee, which filed for bankruptcy in 2012.
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
     Licensing net revenues, including music, were $43.6 million, $46.3 million and $54.4 million, representing 9%, 10% and 11% of total net revenues in 2013, 2012 and 2011, respectively.
Home Entertainment
WWE distributes its original content as home entertainment releases in both physical (DVD and Blu-ray) and digital formats. Content distributed through home entertainment channels has included themed compilations from the Company’s vast archives as well as releases of the Company’s pay-per-view events. Cinedigm, the largest aggregator and distributor of independent content, distributes WWE’s home entertainment in the U.S., where titles are generally sold to retailers, such as Wal-Mart and Best Buy as well as to subscription and transactional on-demand services, such as iTunes, Amazon, Netflix and others. Outside the United States, third-party licensees distribute our home entertainment releases.
In recent years, home entertainment revenues have declined as a result of several factors, including consumers shifting to digital formats, subscription rental services and discount rental kiosks; general domestic and international economic conditions; increasing competition for consumer discretionary time and spending; piracy; and the maturation of the standard definition DVD format. In response to these declines, WWE is customizing its content and promotion to make the product more compelling for consumers.
In 2013, we released 28 new home video productions globally and, in the U.S., shipped approximately 4.0 million DVD and Blu-ray units, including catalog titles released in prior years.
     Home entertainment net revenues were $24.3 million, $33.0 million and $30.4 million, representing 5%, 7% and 6% of total net revenues in 2013, 2012 and 2011, respectively.
Magazine Publishing
The magazine division of WWE publishes WWE Magazine, WWE Kids magazine and several special magazines.
The flagship title, WWE Magazine, is a global men’s lifestyle publication with licensed editions in the United Kingdom and Turkey among other countries. Every issue is filled with features, photos, exclusive interviews and access that fans will not see on television. In the US, WWE Magazine reaches more than 4.6 million readers every month.
     Our WWE Kids magazine was launched in April 2008 and published ten issues in 2013. WWE Kids also has licensed editions in the United Kingdom, Germany and Turkey.
Magazine publishing net revenues were $5.7 million, $6.0 million and $7.7 million, representing 1%, 1% and 2% of total net revenues in 2013, 2012 and 2011, respectively.

Digital Media
(represents 8%, 7% and 6% of our net revenues in 2013, 2012 and 2011, respectively)
WWE.com
     WWE utilizes the Internet to promote our brands, create a community experience among our fans, market and distribute our online content and digital products and sell online advertising. Our primary website, WWE.com, attracted an average of 14.4 million monthly unique visitors worldwide during 2013. These visitors viewed an average of more than 529 million pages and approximately 53.7 million video streams per month. WWE wallpapers, ringtones, voicetones, games and videos are available through our mobile partnerships.
WWE currently has regional websites spanning 23 countries worldwide, allowing fans to experience WWE in their native language with a concentration on local events and shows. Some of the countries in which we have regional websites include China, France, Germany, India, Japan, Poland, Portugal, Spain and Russia. Local sales agencies sell advertising on WWE.com in more than nine countries.
    WWE currently streams its video content on select video portals such as Hulu and YouTube.
     WWE.com net revenues were $23.0 million, $19.7 million and $12.5 million, representing 5%, 4% and 3% of total net revenues in 2013, 2012 and 2011, respectively.
WWEShop
     WWEShop is our e-commerce storefront. WWEShop processed approximately 320,200 orders during 2013 as compared to 307,000 in 2012.
     WWEShop net revenues were $15.5 million, $14.8 million and $15.6 million, representing 3% of total net revenues in 2013, 2012 and 2011, respectively.
WWE Studios
(represents 2%, 2% and 4% of our net revenues in 2013, 2012 and 2011, respectively)
     WWE Studios oversees the Company’s participation in the production and global distribution of filmed entertainment content, which may include movies for theatrical release, home entertainment (Blu-ray and DVD), television licensing and other ancillary revenue streams (such as hotels, cruise ships and airlines). The Company believes that there is compelling rationale for participating in the movie business, including expanding the reach of its brands, reaching new audiences, supporting the Company’s investment in its Superstar talent, and building a content library with lasting value.
In 2012, WWE Studios implemented a new business model, which focuses on the utilization of strategic partnerships, including production, distribution and acquisition relationships, to mitigate financial risk. WWE utilizes its marketing and content platforms, especially its weekly presence on prime-time television, to support its movie projects.
During 2013, among the feature film projects released theatrically under the WWE Studios banner included The Call, starring Halle Berry and with WWE Superstar, David Otunga, No One Lives and Dead Man Down. Among other film projects, WWE Studios also joined with 20th Century Fox to co-produce and co-finance two direct-to-DVD installments of previous franchises; The Marine 3: Homefront starring WWE Superstar, The Miz, and 12 Rounds 2: Reloaded starring WWE Superstar, Randy Orton. Additionally, Christmas Bounty, a made-for-television movie, was released on ABC Family in November 2013. Upcoming films for WWE Studios take advantage of strong, established franchises. These include two animated films, co-produced with Warner Bros. Animation - a Scooby Doo feature and a Flintstones feature.
     WWE Studios net revenues were $10.8 million, $7.9 million and $20.9 million, representing 2%, 2% and 4% of total net revenues in 2013, 2012 and 2011, respectively.

     The Company has substantial capitalized film costs. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment used to develop estimates of expected future revenues from films. If expected revenue for one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, or if other conditions indicate our film assets may not be recoverable, we calculate the estimated fair value of the film. If the unamortized cost of the film is greater than the estimated fair value, we are required to record an impairment charge and write down the capitalized costs of the film to the estimated fair value. During the years ended December 31, 2013, 2012 and 2011, we recorded aggregate impairment charges of $11.7 million, $1.2 million and $23.4 million, respectively, relating to feature films. See Note 7 to the Consolidated Financial Statements included in this report for further discussion.
International
Revenues generated outside of North America across all our business segments were $116.3 million for 2013, $118.1 million for 2012 and $133.4 million for 2011. Revenues generated from international sources accounted for 23% of total revenues generated in 2013, 24% in 2012 and 28% in 2011. Revenues generated in the United Kingdom, our largest international market, were $36.0 million, $34.0 million and $33.2 million for 2013, 2012 and 2011, respectively. The Company had approximately $0.1 million in property and equipment located outside the United States as of December 31, 2013.
See Note 18 to the Consolidated Financial Statements included in this report for additional information by segment and by geographic area.
Creative Development and Production
     Headed by our Chairman and Chief Executive Officer, Vincent K. McMahon, our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in our monthly marquis events. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all of our programming carries a PG rating.
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
Competition
     While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live, television, pay-per-view and movie audiences and from business such as our new WWE Network, we will face competition from professional and college sports as well as from other forms of live, filmed, televised and streamed/broadband entertainment and other leisure activities. We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise. As we continue to expand into the highly competitive digital media market including with WWE Network, we will face increased competition from websites offering paid and free web-based and wireless content. Many companies with whom we compete have greater financial resources than we do.
Trademarks and Copyrights
Intellectual property is material to all aspects of our operations, and we expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to maintain compliance vis-à-vis other parties’ intellectual property. We have a large portfolio of registered and unregistered trademarks and service marks worldwide and maintain a large catalog of copyrighted works, including copyrights in our programming, music, photographs, books, magazines, films and apparel art. A principal focus of our efforts is to protect the intellectual property relating to our originally created characters portrayed by our performers, which encompasses images, likenesses, names and other identifying indicia of these characters. We also own a large number of internet website domain names and operate a network of developed, content-based sites, which facilitate and contribute to the exploitation of our intellectual property worldwide.
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
Financial Information about Segments
     See Note 18 to Notes to Consolidated Financial Statements, which is included elsewhere in this Form 10-K, for financial information about each of our segments.
Employees
As of February 2014, we had approximately 762 employees. This headcount excludes our Superstars, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are good. None of our employees are represented by a union.
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

Our failure to maintain or renew key domestic television agreements could adversely affect our ability to distribute television programming which could adversely affect our operating results.

Our television programming is distributed by broadcast and cable networks. Because a large portion of our revenues are generated, directly and indirectly, from this distribution of our programming, any failure to maintain or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. Over the past several years we have expanded our relationship with NBC Universal ("NBCU") and they currently distribute the vast majority of our domestic television programming. In 2013, these NBCU agreements were made coterminous, ending in September 2014. The Company is now engaged with potential partners after exiting our exclusive negotiating period with NBCU. The inability of the Company to enter into a domestic distribution agreement(s) on terms favorable to us could substantially affect the Company’s financial outlook, liquidity, business and operating results and have a material adverse effect on the price of the Company’s Class A Common Stock, which the Company believes reflects market expectations of a substantial improvement in future operating results.

The Company has spent, and will likely continue to spend, substantial amounts to produce content and infrastructure for distribution of content on our new WWE Network which is scheduled to launch domestically on February 24, 2014. While we have significant experience monetizing content across many platforms, we do not have the same level of expertise in the distribution platforms that will carry our digital over the top WWE Network on a subscription basis and we could experience significant setbacks in such monetization efforts. If, for any of a number of reasons, we are unable to monetize this distribution platform successfully, these additional costs, and the possible loss of very significant revenue from other distribution platforms potentially being displaced, could have a material adverse effect on our operating results.

Loss of Pay-Per-View Revenue and Profit. As part of the subscription to WWE Network, we are including programming that we have historically offered through pay-per-view channels. On a pay-per-view basis, such programming resulted in worldwide revenues of $82.5 million and OIBDA of $34.1 million for the year ended December 31, 2013. A majority of these revenues and OIBDA are for domestic pay-per-view distribution. Although we intend to continue distributing this programming through pay-per-view channels domestically after the launch of WWE Network, distributors may decide to no longer carry such programming and we cannot require them to do so. If, for any number of reasons, our audience does not subscribe to WWE Network in sufficient numbers to offset or exceed any loss of pay-per-view revenue, the resulting loss of revenue and profit could have a material adverse effect on our business and operating results.

    Need to Attract, Retain and Replace Subscribers. We believe that WWE has a passionate fan base. However, the markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. Our ability to attract subscribers to our new WWE Network will depend in part on our ability to provide our subscribers with a consistent high quality service that is perceived to constitute good value for the consumer’s entertainment dollars. We may face competition with respect to service levels, content offerings, pricing and related features, which may adversely impact our ability to attract subscribers. Competitors include, among others, broadcast, cable and satellite television, many of which have so-called “TV everywhere” and “on demand” content, online movie and television content providers (both legal and illegal (pirated)), and DVD rentals and sales. If consumers do not perceive WWE Network to be a good value, we may not be able to attract them. In addition, while we will have minimum subscription periods (currently six months), subscribers thereafter could cancel their subscriptions for a number of reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, unsatisfactory content, competitive entertainment at a lower price and customer service issues. This is commonly referred to as “churn.” We will need to add new subscribers to replace subscribers who cancel in order to grow our business. If we do not attract subscribers, if too many of our subscribers cancel our service at the end of the minimum subscription periods (or wrongfully before then), or if we are unable to attract new subscribers in sufficient numbers, our financial outlook, liquidity, business and operating results would be adversely affected.

    Significant Initial and Ongoing Costs. Our new WWE Network has and will continue to require significant capital expenditures and operating costs to build the infrastructure, reconfigure and edit content for digital delivery and provide adequate marketing and customer service. Capital expenditures will result in increased amortization and depreciation and, in certain circumstances may require impairment charges, if capital projects do not provide adequate results in the context of our new WWE Network. Any and all such costs, if not more than offset by revenues from the new WWE Network, could have a material adverse effect on our business and operating results.

    Emerging Business. We believe that we are entering the market for subscription digital streaming at a relatively early stage. We believe acceptance of this type of service is growing among users, that our fans are technologically sophisticated and that the market is not saturated. We could, however, find that we are entering this business too early and that our fans are unwilling to migrate to a digital network. Alternatively, we could find that we are entering this business too late and that other players, who have greater experience and resources than we, have occupied the space in a manner that will create significant barriers to the successful launch of WWE Network or there will be dominant competition in the market for this type of service going forward. Under either scenario, our ability to attract subscribers would be adversely affected, which could have a material adverse effect on our business and operating results.

    Reliance on Partners to Offer the Network on Various Devices. We plan to offer subscribers the ability to receive streaming content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices and later smart televisions and Blu-ray players. We intend to continue to broaden our capability to stream programming to other platforms and partners over time. If we are not successful in entering into and maintaining these relationships, or if we encounter technological, licensing or other impediments to our streaming content, or if viewers migrate from our platforms to platforms we do not or cannot utilize, our ability to compete successfully could be adversely impacted. Agreements with consumer electronics providers are typically relatively short term in duration and our business could be adversely affected if, upon expiration, a number of partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us.

    Possible Disruption of Systems to be Utilized in Our Operations. Our reputation and ability to attract, retain and serve our subscribers will be dependent upon the reliable performance of our computer systems and those of third-parties that we utilize in our operations. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver content, and we do not carry business interruption insurance. Delivery of audiovisual material over the Internet is done through a series of carriers with switch-overs between carriers, and any point of failure in this distribution chain would cause a disruption or degradation of our signal. Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our subscription service to subscribers.

Our servers and those of third parties we will use in our operations are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions and could experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, theft or release of proprietary, confidential, sensitive or otherwise valuable Company or subscriber data or information. Any attempt by hackers to disrupt our service or otherwise access our systems, if successful, could harm our business, be expensive to remedy, expose us to litigation and/or damage our reputation. Our insurance does not cover expenses related to such disruptions or unauthorized access.

We will rely on an outside contractor to supply significant portions of the technology and infrastructure to deliver our content and interact with the user, including payment methods. Future enhancements and modifications to that technology could become commercially necessary. If we are unable to acquire, maintain and enhance the technology to manage the streaming of content to our subscribers in a timely and efficient manner either through an outside contractor, other third parties or ourselves, our ability to retain existing subscribers and to add new subscribers may be impaired. In addition, if our technology or that of third parties we will utilize in our operations fails or otherwise operates improperly, our ability to attract and/or retain subscribers or add new subscribers may be impaired. Also, any harm to our subscribers' personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

In addition, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage systems and hardware used for our service or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business.

    Impact of Government Regulations. The adoption or modification of laws and regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we plan to conduct our business. The growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our proposed business model.

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could limit the demand for our subscription service and increase our cost of doing business. In late 2010, the Federal Communications Commission adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. These rules were recently overturned, and the impact of such ruling currently cannot be fully understood either legally or commercially. To the extent that network operators use this ruling to engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. Similarly, to the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, due to the heavy bandwidth use of audio/visual content, we could incur greater operating expenses and our subscriber acquisition and retention could be negatively impacted. If network operators create tiers of Internet access service and either charge us or our service providers for, or prohibit us from being available through, these tiers, our business could be negatively impacted.

Most network operators that provide consumers access to the Internet also provide consumers audiovisual programming. As a result, these companies have an incentive to use their network infrastructure in a manner adverse to our success. To the extent they provide preferential treatment to their data or otherwise implement discriminatory network management practices, our network could be negatively impacted. In international markets these same incentives apply however, consumer demand, regulatory oversight and competition may not be as strong.

    Privacy concerns. We collect and utilize data supplied by our fans and plan to do so from WWE Network subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Increased regulation of data utilization practices that limit our ability to use collected data could have an adverse effect on our business. In addition, if we were to disclose data about our subscribers in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. As our business evolves and as we expand internationally, we may become subject to additional restrictions on our treatment of customer information.

    We are subject to intellectual property risks. From time to time, third parties allege that we have violated their intellectual property rights. In connection with WWE Network, if we are unable to obtain sufficient rights, successfully defend our use, or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business could be adversely affected. Many companies are devoting significant resources to developing patents that potentially affect aspects of streaming services. For example, there are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit, could result in costly litigation and diversion of personnel. It also may result in our inability to use technology as currently configured for our current business and/or for our new WWE Network. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims which may be costly or unavailable on terms acceptable to us.

    We intend to spend significant amounts on marketing, including promotional offerings, to attract, retain and renew subscribers, but access to suitable marketing channels might not be available. If companies we plan to use to promote WWE Network believe that we could negatively impact their business, decide that they want to enter similar businesses or wish to support our competitors, we may not be given access to such marketing channels. We may decide not to use certain marketing sources or activities if they are perceived to be ineffective. If adequate marketing channels are not available for any of the foregoing reasons, or for any other reasons, our ability to attract new subscribers may be adversely affected.

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

Changes in the regulatory atmosphere and related private sector initiatives could adversely affect our television business.

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

The markets in which we operate are intensely competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, which could adversely affect our operating results.

We face competition for our audiences from professional and college sports, as well as from other forms of live and televised, streamed and filmed entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. The manner in which audio/video content is distributed and viewed is constantly changing. While we attempt to distribute our content across all platforms, our failure to continue to do so effectively (including, for example only, our emphasizing a distribution platform that in time lessens in importance or becomes obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. If other providers of entertainment video address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected. For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many of the companies with whom we compete have greater financial resources than we do.

Our failure to compete effectively could result in a significant loss of viewers, subscribers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could adversely affect our operating results.

We face uncertainties associated with international markets, which could adversely affect our operating results and impair our business strategy.

We are consistently negotiating and entering into new licenses and renewals and extensions of existing agreements for our products and services including television programming, in international markets. Cultural norms and regulatory frameworks vary in the markets in which we operate and our products' nonconformance to local norms or applicable law or regulations could affect our sales, viewership and success in the markets. In January 2014, we renewed the license agreement for our programming on BSkyB in the United Kingdom and Republic of Ireland. Our second largest international television deal, for India, is due to be renewed or replaced in 2014. Our production of live events overseas subjects us to the risks involved in foreign travel and local regulations, including regulations requiring us to obtain visas for our performers. In addition, these live events and the licensing of our television and consumer products in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.

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

We hold numerous live events each year. This schedule exposes our performers and our employees who are involved in the production of those events to the risk of travel and performance-related accidents, the consequences of which are not fully covered by insurance. The physical nature of our events exposes our performers to the risk of serious injury or death. Although our performers, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we self-insure medical costs for our performers for injuries that they incur while performing. We also self-insure a substantial portion of any other liability that we could incur relating to such injuries. Liability to us resulting from any death or serious injury sustained by one of our performers while performing, to the extent not covered by our insurance, could adversely affect our business, financial condition and operating results.

Our live events entail other risks inherent in public live events, which could lead to disruptions to our business as well as liability to other parties, any of which could adversely affect our financial condition or results of operations.

We hold numerous live events each year, both domestically and internationally. Certain risks are inherent in large events of this type as well as the travel to and from them. Although we believe we take appropriate safety and financial precautions in connection with our events, possible difficulties could occur including air and land travel interruption or accidents, the spread of illness, injuries resulting from building problems, pyrotechnics or other equipment malfunction, terrorism or other violence, local labor strikes and other "force majeure" type events. These issues could result in canceled events and other disruptions to our business for which we do not carry business interruption insurance, or could result in liability to other parties. Any of these risks could adversely affect our financial condition or results of operations.

We continue to face certain risks relating to our feature film business, which could result in higher production costs and asset impairment charges, which could adversely affect our financial condition or our results of operations.

We have substantial capitalized film costs. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment used to develop estimates of expected future revenues from films. If expected revenue from one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, we may be required to record an impairment charge and write down the capitalized costs of the film. No assurance can be given that we will not record additional impairment charges in future periods. In addition capitalized film costs are reflected net of certain production tax incentives granted by various governmental authorities. Our ability to realize these credits may be limited by changes in the legislation governing the incentives and/or the economic environment. The inability to realize these credits would have the effect of increasing our overall production costs.

In addition to the risks noted above relating to the launch of our new WWE Network, we could face a variety of risks if we expand into other new and complementary businesses and/or make certain investments.

We have entered into new or complementary businesses and made investments in other companies in the past and plan to continue to do so in the future. Risks of expansion may include, among other risks: potential diversion of management’s attention and other resources, including available cash, from our existing businesses; unanticipated liabilities or contingencies; reduced earnings due to increased amortization, impairment charges and other costs; competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs which could affect our business, financial condition and operating results.

We face various risks relating to our computer systems and online operations, which could have a negative impact on our financial condition or our results of operations.

The Company faces the risk of a security breach or disruption, whether through external cyber intrusion or from persons with access to systems inside our organization. Although the Company makes significant efforts to maintain the security of its computer systems, and it has implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them. The Company and certain of its third party service providers receive personal information through web services which will include our new WWE Network, and in many instances this information is subject to the Company's privacy policies. Personal information received by our service providers includes credit card information in certain instances, most notably our new WWE Network and WWEShop, the Company's internet retail operations. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the Company's computer systems could disrupt the proper functioning of these systems and therefore the Company's operations (for which we do not carry business interruption insurance); result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result; and subject the Company to litigation or damage to its reputation. Any or all of these could have a negative impact on our financial condition or results of operations.

A decline in general economic conditions or disruption of financial markets may, among other things, reduce the discretionary income of consumers or erode advertising markets, which could adversely affect our business.

Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment, including WWE Network, and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit our clients’, licensees’ and distributors’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Our television partners derive revenues from the sale of advertising. We also sell advertising directly on our website and in our magazines and, depending upon the distribution methods used to monetize additional content, we may have additional advertising to sell. Softness in the advertising markets, due to a weak economic environment or otherwise, could adversely affect our revenues or the financial viability of our distributors.

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

Our ability to access our revolving credit facility may be limited due to certain financial covenants and restrictions.

We believe that during the next twelve months we will have access to funds under the credit facility, if needed, however this will require the amendment of certain covenants. While we believe our lenders would consent to this amendment, no assurance can be given in this regard. In the event the Company falls out of compliance with one or more of the debt covenants under the facility we may not be successful in obtaining an amendment or waiver for any such non-compliance.  Additionally while we may be able to amend the facility, such amendment may be on less advantageous terms. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition, liquidity and operating results.

We could incur substantial liabilities if litigation is resolved unfavorably.

In the ordinary course of business we become subject to various complaints and litigation matters. The outcome of litigation is inherently difficult to assess and quantify, and the defense against such claims or actions can be costly and time consuming for management. Any adverse judgment significantly in excess of our insurance coverage could adversely affect our financial condition or results of operations.

Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.

We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including as a result of a failure to renew domestic television agreements on favorable terms, and/or the failure of WWE Network to achieve expectations, could cause the market price of our stock to decline.

Through his beneficial ownership of a majority of our Class B common stock, Mr. McMahon can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock.

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

A substantial majority of the issued and outstanding shares of Class B common stock is owned beneficially by Vincent K. McMahon. Mr. McMahon controls a majority of the voting power of the issued and outstanding shares of our common stock. Through his beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon effectively can exercise control over our affairs, and his interest could conflict with the holders of our Class A common stock. In addition, the voting power of Mr. McMahon through his ownership of our Class B common stock could discourage others from initiating potential mergers, takeovers or other change of control transactions. As a result, the market price of our Class A common stock could decline.

To the extent the Company’s dividend distributions represent a return of capital for tax purposes, shareholders will recognize an increased capital gain upon a subsequent sale of the Company’s Common Stock.

The Company’s aggregate dividend distributions paid in 2013 were in excess of its current and accumulated earnings and profits calculated under applicable Internal Revenue Code (“IRC”) provisions. Under the IRC, distributions in excess of both the Company’s current earnings and profits and the Company’s accumulated earnings and profits constitute a return of capital and reduce the stockholder’s adjusted tax basis in its Common Stock. If a stockholder’s adjusted basis in its Common Stock is reduced to zero, these excess distributions thereafter constitute a capital gain to the stockholder.

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
     In order to allow for future growth, starting in 2011, we began expanding our content production facilities. We leased additional space in Norwalk and Stamford, Connecticut to accommodate our expansion of increased content production and distribution activities, including the launch of WWE Network.

Our principal properties consist of the following:

Facility	Location	Square Feet	Owned/Leased	Expiration Date of Lease
Corporate offices	Stamford, CT	114,300	Owned	—
Warehouse space	Norwalk, CT	103,500	Leased	January 2020
Production facility	Stamford, CT	90,000	Owned	—
Corporate offices and production facilities	Stamford, CT	37,000	Leased	Various through September 2016
Training Facility	Orlando, FL	26,250	Leased	November 2017
Sales offices	Various	19,000	Leased	Various through October 2022
WWE Studios office	Los Angeles, CA	11,000	Leased	April 2020
Warehouse space	Stamford, CT	5,600	Leased	May 2015
Studio space	Stamford, CT	2,500	Leased	July 2014
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
     The following table sets forth the high and the low sale prices per share of our Class A common stock as reported by the New York Stock Exchange and the dividends paid per share of Class A and Class B common stock for the periods indicated:
Fiscal Year 2013

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$8.90	$10.33	$11.33	$16.94	$16.94
Low	$7.91	$8.56	$9.62	$10.15	$7.91
Class A dividends paid per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends paid per share	$0.12	$0.12	$0.12	$0.12	$0.48

Fiscal Year 2012

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$9.95	$9.04	$8.96	$8.88	$9.95
Low	$8.67	$7.44	$7.54	$7.50	$7.44
Class A dividends paid per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends paid per share	$0.12	$0.12	$0.12	$0.12	$0.48

     There were 8,206 holders of record of Class A common stock and six holders of record of Class B common stock on February 20, 2014. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock, and as a result can effectively exercise control over our affairs.
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

In 2011, the Company entered into a $200 million revolving credit facility. In April 2013, the Company amended and restated the revolving credit facility. The revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder, if our consolidated leverage ratio (as calculated under the revolving credit facility) exceeds 2.8:1.0 or if our consolidated fixed charge coverage ratio (as calculated under the revolving credit facility) does not exceed 1.25:1.0. As of December 31, 2013, we are in compliance with the provisions of the revolving credit facility and are not restricted from paying dividends to our stockholders.
Cumulative Total Return Chart
Set forth below is a line graph comparing, for the period commencing December 31, 2008 and ended December 31, 2013, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2008 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

Total Return Performance
Index Value
450
400
350
300
250
200
150
100
50
World Wrestling Entertainment, Inc.
Russell 2000
S&P Movies & Entertainment
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

	Period Ending					
Index	**12/31/08**	**12/31/09**	**12/31/10**	**12/31/11**	**12/31/12**	**12/31/13**
World Wrestling Entertainment, Inc.	100.00	154.43	157.26	109.98	98.60	217.04
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
S&P Movies & Entertainment	100.00	147.64	172.36	191.90	258.38	401.95

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
Financial Highlights: (in millions)

	For the year ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010	2009 (4)
Net revenues	$508.0	$484.0	$483.9	$477.7	$475.2
Operating income	$5.9	$43.2	$37.0	$82.3	$77.1
Net income	$2.8	$31.4	$24.8	$53.5	$50.3
Earnings per share, basic	$0.04	$0.42	$0.33	$0.72	$0.68
Earnings per share, diluted	$0.04	$0.42	$0.33	$0.71	$0.68
Dividends paid per Class A share	$0.48	$0.48	$0.72	$1.44	$1.44
Dividends paid per Class B share	$0.48	$0.48	$0.60	$0.96	$0.96
	As of December 31,
	2013	2012	2011	2010	2009
Cash, cash equivalents and short-term investments	$109.4	$152.4	$155.8	$166.9	$208.2
Total assets	$378.5	$381.4	$378.6	$415.7	$440.6
Total debt	$29.6	$—	$1.6	$2.8	$3.9
Total stockholders’ equity	$265.9	$294.7	$295.1	$316.7	$337.0
____________________

(1)
Operating income includes impairment charges on our feature films of $11.7 million (See Note 7 to the Consolidated Financial Statements) and $10.7 million associated with our emerging content and distribution efforts, including WWE Network, partially offset by the positive impact of $3.4 million resulting from the transition of our video game to a new licensee.

(2)
Operating income includes $8.2 million of costs incurred associated with our emerging content and distribution efforts, including WWE Network, offset by the impact of a $4.4 million tax benefit relating to previously unrecognized tax benefits.

(3)
Operating income includes impairment charges on our feature films of $23.4 million (See Note 7 to the Consolidated Financial Statements) and $4.0 million associated with our emerging content and distribution efforts, including WWE Network. Results for 2011 do not include amounts for management incentive compensation since the Company did not meet performance targets.

(4)	Operating income includes a charge of $7.4 million relating to an allowance recorded against a receivable due from a former distribution partner.

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

Consumer Products

•
Revenues consist principally of the direct sales of WWE produced content via home entertainment (DVD/Blu-ray), magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and apparel.

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

The Company presents OIBDA as the primary measure of segment profit (loss). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate performance and make decisions about allocating resources. The Company defines OIBDA as operating income before depreciation and amortization, excluding feature film amortization and film impairments. OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. A limitation of OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business. OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. See Note 18, Segment Information in the accompanying Consolidated Financial Statements for a reconciliation of OIBDA to operating income for the periods presented.

Results of Operations
Year Ended December 31, 2013 compared to Year Ended December 31, 2012
(dollars in millions)
Summary

Net Revenues	2013	2012	increase(decrease)
Live and Televised Entertainment	$382.3	$353.8	8%
Consumer Products	76.4	87.8	(13)%
Digital Media	38.5	34.5	12%
WWE Studios	10.8	7.9	37%
Total	508.0	484.0	5%

OIBDA
Live and Televised Entertainment	119.5	126.5	(6)%
Consumer Products	40.8	48.6	(16)%
Digital Media	7.9	10.3	(23)%
WWE Studios	(12.7)	(5.5)	131%
Unallocated Corporate Expenses	(125.1)	(116.7)	7%
Total	30.4	63.2	(52)%
OIBDA as a percentage of revenues	6%	13%

Depreciation and amortization	24.5	20.0	23%
Operating income	5.9	43.2	(86)%
Investment and other expense net	(1.3)	(0.5)	160%
Income before income taxes	4.6	42.7	(89)%
Provision for income taxes	1.8	11.3	(84)%
Net income	$2.8	$31.4	(91)%
 The comparability of our results for 2013 was impacted by $11.7 million of impairment charges related to our film portfolio, including $4.7 million and $0.9 million, for Dead Man Down and No One Lives, respectively, which were 2013 releases and $6.1 million from previously released films and an approximate $3.4 million positive impact from the transition of our video game business to a new licensee. In 2012, our results were impacted by a $1.2 million impairment charge related to our two feature films, Bending the Rules and Barricade, and the recognition of a $4.4 million benefit due to previously unrecognized tax benefits.
Our Live and Televised Entertainment segment revenues increased 8% primarily due to a $21.4 million increase in our television rights business from additional television programming. Our Consumer Products segment experienced a 13% decrease in revenues primarily driven by an $8.7 million decline in our home entertainment business. Our Digital Media segment experienced a 12% increase in revenues, primarily driven by higher sales of online advertising. Our WWE Studios segment experienced a 37% increase in revenues due in part to the November 2013 release of Christmas Bounty, a made-for-television production, and from our movie portfolio.

Live and Televised Entertainment
The following tables present the performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment (dollars in millions except where noted)	2013	2012	increase (decrease)
Live events	$111.5	$103.7	8%
North America	$81.4	$72.1	13%
International	$30.1	$31.6	(5)%
Total live event attendance	1,924,100	1,854,100	4%
Number of North American events	256	248	3%
Average North American attendance	6,000	5,900	2%
Average North American ticket price (dollars)	$48.63	$45.39	7%
Number of international events	65	66	(2)%
Average international attendance	5,900	6,000	(2)%
Average international ticket price (dollars)	$74.13	$74.15	—%
Venue merchandise	$19.4	$18.8	3%
Domestic per capita spending (dollars)	$10.24	$10.66	(4)%
Pay-per-view	$82.5	$83.6	(1)%
Number of pay-per-view events	12	12	—%
Number of buys of pay-per-views	3,838,000	4,023,000	(5)%
Average revenue per buy (dollars)	$21.41	$20.60	4%
Domestic retail price WrestleMania (dollars)	$59.95	$54.95	9%
Domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Television rights fees	$160.9	$139.5	15%
Domestic	$105.9	$88.9	19%
International	$55.0	$50.6	9%
Other	$8.0	$8.2	(2)%
Total	$382.3	$353.8	8%
Ratings:
Average weekly household ratings for RAW	3.4	3.3	3%
Average weekly household ratings for SmackDown	2.2	2.1	5%
Average weekly household ratings for WWE Main Event	0.9	0.8	13%
Average weekly household ratings for Total Divas (E!)	1.4	N/A

OIBDA-Live and Televised Entertainment (dollars in millions)	2013	2012	increase (decrease)
Live events	$30.1	$26.5	14%
Venue merchandise	7.5	6.7	12%
Pay-per-view	34.1	44.9	(24)%
Television rights	58.6	53.4	10%
Other	(10.8)	(5.0)	116%
Total	$119.5	$126.5	(6)%
OIBDA as a percentage of revenues	31%	36%

Live events revenues increased by $7.8 million in 2013 as compared to 2012. Revenues from our North America live events business increased $9.3 million or 13% due in part to a strong performance of our annual WrestleMania event which contributed $3.6 million in incremental ticket revenue in the current year. In addition, we held eight more events and experienced a 7% increase in average ticket prices in 2013 as compared to 2012. Our international live events business decreased $1.5 million in the current year primarily due to lower attendance and a decrease in average ticket prices partially offset by stronger attendance at the events held during our European tour in the current year and higher average ticket prices from the tour in Abu Dhabi. The decrease in average attendance was predominantly due to venue mix. The live events OIBDA as a percentage of revenues increased to 27% in 2013 from 26% in 2012.
     Venue merchandise revenues increased by $0.6 million in 2013 as compared to 2012. Increased sales of merchandise at our domestic and Canadian events were partially offset by lower international licensing revenues. Total paid attendance at our domestic events increased 5% while the per capita merchandise spend at those events decreased 4% to $10.24 in the current year. The venue merchandise OIBDA as a percentage of revenues increased to 39% from 36% in 2012.
    Pay-per-view revenues decreased by $1.1 million from 2012, primarily as result of a 5% decline in the number of pay-per-view buys in 2013. This decrease was partially offset by a 4% increase in average revenue per buy from 2012 due, in part, to an increase in the domestic retail price charged for viewing WrestleMania and higher retail prices charged for viewing our events in high definition. The pay-per-view OIBDA as a percentage of revenues decreased to 41% in 2013 from 54% in 2012 due primarily to an additional $5.1 million in talent related expenses.
Television rights fees revenues increased by $21.4 million in 2013 as compared to 2012. Domestically, television rights fees increased by $17.0 million, primarily due to the production and licensing of new programs. During the third quarter of 2013, we debuted a new television series, Total Divas, which is carried on the E! Network. In addition, 2013 includes the full year impact of programing introduced in 2012, particularly, an additional hour of RAW to the USA Network, as well as rights fees for an original series, WWE Main Event on the ION Television Network. The television rights fees OIBDA as a percentage of revenues decreased to 36% from 38% in 2012 primarily due to increased production costs.
Other Live and Televised OIBDA was a loss of $10.8 million in 2013 as compared to a loss of $5.0 million in 2012. This increase is a result of additional talent compensation and travel related costs.

Consumer Products
The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions):

Revenues-Consumer Products	2013	2012	increase (decrease)
Licensing	$43.6	$46.3	(6)%
Home entertainment	$24.3	$33.0	(26)%
Gross units shipped	3,987,200	3,775,800	6%
Magazine publishing	$5.7	$6.0	(5)%
Net units sold	1,843,100	2,003,500	(8)%
Other	$2.8	$2.5	12%
Total	$76.4	$87.8	(13)%

OIBDA-Consumer Products	2013	2012	increase (decrease)
Licensing	$31.3	$32.3	(3)%
Home entertainment	8.8	15.4	(43)%
Magazine publishing	0.1	0.4	(75)%
Other	0.6	0.5	20%
Total	$40.8	$48.6	(16)%
OIBDA as a percentage of revenues	53%	55%
   Licensing revenues decreased by $2.7 million in 2013 as compared to 2012, reflecting a decline in revenue from sales of toys, video games and other products both domestically and internationally. The current year period reflected an estimated $2.0 million positive impact associated with the bankruptcy of our former video game licensee, THQ, and the transition to a new video game licensee, Take-Two Interactive. As a result of THQ's bankruptcy, we did not collect or recognize a portion of anticipated royalties due in 2013. Therefore, despite the positive impact of the transition of our video game license on revenue and income in the first quarter, WWE incurred an estimated economic loss of approximately $3.0 million stemming from foregone video game receipts. Overall, sales of our video game declined approximately 11% due in part to lower effective pricing from 2012. Licensing OIBDA as a percentage of revenues was 72% in 2013 compared to 70% in 2012 partially as a result of product mix.
Home entertainment revenues decreased by $8.7 million or 26% in 2013 as compared to 2012. Domestic home entertainment revenue fell approximately $6.4 million, or 23%, as a 6% increase in shipments to 4.0 million units was more than offset by lower sell-through rates and a 13% decline in the average price per unit to $9.60 reflecting a shift in product mix and retail demand for lower priced product. Additionally, we released 28 titles in 2013 compared to 35 titles in 2012.
Revenue from our international home entertainment activities declined by approximately $2.3 million reflecting lower sales in Canada and the transition to a new licensee in the EMEA region. Home entertainment OIBDA as a percentage of revenues decreased to 36% in 2013 compared to 47% in 2012 due to lower sell-through rates and higher talent expenses.
Magazine publishing revenues decreased by $0.3 million in 2013 as compared to 2012. Net units sold decreased by 8% driven by weaker newsstand demand and lower subscription revenue for the WWE Kids magazine reflecting, in part, the continued overall decline in the magazine publishing industry. We published twelve issues of WWE Magazine, ten issues of WWE Kids magazine and three special issues both in 2013 and in 2012. Publishing OIBDA as a percentage of revenues was 2% in 2013 compared to 7% in 2012, as a result of the decrease in revenue coupled with constant unit production costs year over year.

Digital Media
     The following tables present the performance results for our Digital Media segment (dollars in millions, except where noted):

Revenues-Digital Media	2013	2012	increase (decrease)
WWE.com	$23.0	$19.7	17%
WWEShop	15.5	14.8	5%
Total	$38.5	$34.5	12%
Average WWEShop revenues per order (dollars)	$48.10	$47.66	1%

OIBDA-Digital Media	2013	2012	increase (decrease)
WWE.com	$5.5	$8.2	(33)%
WWEShop	2.4	2.1	14%
Total	$7.9	$10.3	(23)%
OIBDA as a percentage of revenues	21%	30%
   WWE.com revenues increased by $3.3 million in 2013 as compared to 2012 due to the incremental impact of the Company's launch of digital distribution of our pay-per-view events across several new platforms and higher sales of advertising across various digital platforms. WWE.com OIBDA as a percentage of revenues decreased to 24% in 2013 from 42% in 2012 due to hiring of new personnel to support digital content initiatives.
WWEShop revenues increased by $0.7 million in 2013 compared to 2012, driven by a 4% increase in the number of orders to 320,200. Average revenue per order increased slightly by 1% to $48.10. WWEShop OIBDA as a percentage of revenues remained relatively flat in the periods.

WWE Studios
The following table provides detailed information on our WWE Studios’ segment (in millions):

			Feature Film Production Assets-net as of Dec 31, 2013
						For the Year Ended December 31,
	Release	Production		Inception to-date		Revenue		OIBDA
Title	Date	Costs*		Revenue	OIBDA	2013	2012	2013	2012
2013
Christmas Bounty	Nov 2013	$3.7	$0.1	$4.1	$0.6	$4.1	$ N/A	$0.6	$ N/A
12Rounds 2: Reloaded	June 2013	1.5	1.4	—	—	—	N/A	—	N/A
No One Lives	May 2013	2.2	0.4	0.9	(0.8)	0.9	N/A	(0.8)	N/A
The Call	Mar 2013	1.0	1.0	0.3	0.3	0.3	N/A	0.3	N/A
Dead Man Down	Mar 2013	5.8	1.0	—	(4.7)	—	N/A	(4.7)	N/A
The Marine 3: Homefront	Mar 2013	1.5	1.4	0.1	—	0.1	N/A	—	N/A
		15.7	5.3	5.4	(4.6)	5.4	—	(4.6)	—
2012
Barricade	Sept 2012	4.1	0.1	1.2	(4.0)	0.4	0.8	(0.5)	(1.3)
The Day	Aug 2012	—	—	0.2	0.2	0.2	—	0.2	—
No Holds Barred	July 2012	—	—	0.7	0.3	0.3	0.4	0.2	0.1
Bending the Rules	Mar 2012	5.5	—	1.0	(5.4)	0.1	0.9	(0.7)	(1.5)
		9.6	0.1	3.1	(8.9)	1.0	2.1	(0.8)	(2.7)

Prior Releases		106.7	4.0	98.6	(22.8)	4.4	5.8	(3.8)	0.1

Completed but not released		3.1	3.1	—	—	—	—	—	—
In production		2.7	2.7	—	—	—	—	—	—
In development		0.8	0.8	—	(4.1)	—	—	—	(1.0)
Sub-total		$138.6	$16.0	$107.1	$(40.4)	$10.8	$7.9	$(9.2)	$(3.6)
Selling, General & Administrative Expenses								(3.5)	(1.9)
Total								$(12.7)	$(5.5)

* Production costs are presented net of the associated benefit of production incentives.
 During 2013, we released three feature films via theatrical distribution, No One Lives, Dead Man Down and The Call, two films, 12 Rounds 2: Reloaded and The Marine 3: Homefront direct to DVD and one made-for-television movie, Christmas Bounty. Third-party distributors control the distribution and marketing of these films and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of these films.
WWE Studios recorded revenues of $10.8 million for 2013 compared to $7.9 million for 2012, an increase of $2.9 million or 37%. Revenues for WWE Studios is impacted by the timing of our film releases and change in our distribution model. The increase in revenue in the current year is primarily related to the made-for-television movie, Christmas Bounty, which was released in the fourth quarter of 2013. Although, there were five feature films released in 2013 compared to four films released in 2012, revenues for these 2013 films will be recognized on a net basis as participation statements are received rather than upon release as was the case with our self-distributed titles, including Christmas Bounty. WWE Studios OIBDA decreased $7.2 million in 2013 as compared to 2012, primarily as a result of recording impairment charges of $11.7 million in 2013 compared with $1.2 million in 2012.
     At December 31, 2013, the Company had $16.0 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet, of which $9.4 million relates to films completed and in release and $6.6 million relates to various films not yet released. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flow model. If fair value is less than unamortized cost, the film asset is written down to fair value. In 2013, the Company recorded impairments totaling $11.7 million, including $4.7 million and $0.9 million, for Dead Man Down and No One Lives, respectively, which were 2013 releases and $6.1 million from previously released films. During 2012, we recorded impairment charges of $1.2 million related to the feature films, Bending the Rules and Barricade.
  Unallocated Corporate Expenses
     The following table presents the amounts and percent change of certain significant unallocated corporate expenses (dollars in millions):

	2013	2012	increase (decrease)
Staff related	$52.5	$47.3	11%
Management incentive compensation	7.2	10.4	(31)%
Legal, accounting and other professional	20.6	17.2	20%
Travel and entertainment expenses	5.3	4.2	26%
Advertising, marketing and promotion	9.1	6.9	32%
Corporate insurance	4.0	3.9	3%
Bad debt expense	—	2.5	(100)%
All other	26.4	24.3	9%
Total unallocated corporate expenses	$125.1	$116.7	7%
Unallocated corporate expenses as a percentage of net revenues	25%	24%
Unallocated corporate expenses increased by $8.4 million or 7% in 2013 compared to 2012. This was primarily due to increased expenses related to supporting our content related initiatives, including the launch of WWE Network in 2014, as well as to develop our advertising sales and international infrastructure, partially offset by decreased management incentive compensation due to 2013 operating performance.
Depreciation and Amortization
(dollars in millions)

	2013	2012	increase (decrease)
Depreciation and amortization	$24.5	$20.0	23%

Depreciation and amortization expense increased by $4.5 million, or 23%, in 2013 compared to 2012. Depreciation expense for 2013 reflects higher property and equipment balances to support our emerging content and distribution efforts, including our new WWE Network.
Investment Income, Interest Expense and Other Expense, Net
(dollars in millions)

	2013	2012	increase (decrease)
Investment income, interest expense and other expense, net	$(1.3)	$(0.5)	160%
Investment income, interest and other expense, net yielded an expense of $1.3 million in 2013 compared to $0.5 million in 2012, reflecting lower interest and investment income.

Income Taxes
(dollars in millions)

	2013	2012	increase (decrease)
Provision for income taxes	$1.8	$11.3	(84)%
Effective tax rate	40%	26%

The 2012 effective tax rate was positively impacted by $4.4 million of previously unrecognized tax benefits primarily related to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions. The current year effective tax rate was negatively impacted due to the size of permanent differences relative to our pre-tax income, i.e. certain non-deductible expenses are driving the effective rate higher due to decreased income levels in the current year.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011
(dollars in millions)
Summary

Net Revenues	2012	2011	increase(decrease)
Live and Televised Entertainment	$353.8	$340.0	4%
Consumer Products	87.8	94.9	(7)%
Digital Media	34.5	28.1	23%
WWE Studios	7.9	20.9	(62)%
Total	484.0	483.9	—%

OIBDA
Live and Televised Entertainment	126.5	123.4	3%
Consumer Products	48.6	51.0	(5)%
Digital Media	10.3	7.2	43%
WWE Studios	(5.5)	(29.4)	(81)%
Unallocated Corporate Expenses	(116.7)	(100.2)	16%
Total	63.2	52.0	22%
OIBDA as a percentage of revenues	13%	11%

Depreciation and amortization	20.0	15.0	33%
Operating income	43.2	37.0	17%
Investment and other expense, net	(0.5)	(0.1)	400%
Income before income taxes	42.7	36.9	16%
Provision for income taxes	11.3	12.1	(7)%
Net income	$31.4	$24.8	27%

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

Live and Televised Entertainment
The following tables present the performance results and key drivers for our Live and Televised Entertainment segment:

Revenues- Live and Televised Entertainment (dollars in millions except where noted)	2012	2011	increase (decrease)
Live events	$103.7	$104.7	(1)%
North America	$72.1	$64.9	11%
International	$31.6	$39.8	(21)%
Total live event attendance	1,854,100	1,976,500	(6)%
Number of North American events	248	241	3%
Average North American attendance	5,900	6,000	(2)%
Average North American ticket price (dollars)	$45.39	$42.11	8%
Number of international events	66	80	(18)%
Average international attendance	6,000	6,700	(10)%
Average international ticket price (dollars)	$74.15	$68.74	8%
Venue merchandise	$18.8	$18.3	3%
Domestic per capita spending (dollars)	$10.66	$10.39	3%
Pay-per-view	$83.6	$78.3	7%
Number of pay-per-view events	12	13	(8)%
Number of buys of pay-per-views	4,023,000	3,842,100	5%
Average revenue per buy (dollars)	$20.60	$19.94	3%
Domestic retail price WrestleMania (dollars)	$54.95	$54.95	—%
Domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Television rights fees	$139.5	$131.5	6%
Domestic	$88.9	$80.3	11%
International	$50.6	$51.2	(1)%
Other	$8.2	$7.2	14%
Total	$353.8	$340.0	4.1%
Ratings:
Average weekly household ratings for RAW	3.3	3.6	(8)%
Average weekly household ratings for SmackDown	2.1	1.9	11%
Average weekly household ratings for WWE Main Event	0.8	N/A
Average weekly household ratings for Saturday Morning Slam	0.7	N/A

OIBDA-Live and Televised Entertainment (dollars in millions)	2012	2011	increase (decrease)
Live events	$26.5	$26.8	(1)%
Venue merchandise	6.7	7.2	(7)%
Pay-per-view	44.9	39.8	13%
Television rights	53.4	52.5	2%
Other	(5.0)	(2.9)	72%
Total	$126.5	$123.4	3%
OIBDA as a percentage of revenues	36%	36%

Live events revenues decreased $1.0 million in 2012 as compared to 2011 primarily due to seven fewer events held during 2012. Our international live events business decreased $8.2 million, primarily driven by fourteen fewer events held during 2012. Average attendance at our international events declined 10% to 6,000 attendees and international ticket prices increased by 8% in 2012 as compared to 2011. Our North American live events business increased by $7.2 million during 2012, primarily due to the strong performance of our annual WrestleMania event held during 2012 which generated $3.3 million more in ticket sales than the prior year event. Average ticket prices for our North America events increased by 8% to $45.39. We also experienced an increase in event sponsorship revenues of $1.0 million. Cost of revenue for live events decreased by $1.5 million, primarily due to lower venue related expenses which was partially offset by additional sponsorship expenses. The live events OIBDA as a percentage of revenues was 26% in both 2012 and 2011.
     Venue merchandise revenues increased $0.5 million in 2012 as compared to 2011. This increase is primarily due to a 3% increase in North America events held in 2012 as compared to 2011. Cost of revenue for venue merchandise increased $0.8 million from 2011, driven by increased costs of materials due to product mix. As a result, venue merchandise OIBDA as a percentage of revenues decreased to 36% from 39% in 2011.
     Pay-per-view revenues increased $5.3 million from 2011, primarily due to a 5% increase in total buys and a 3% increase in average revenue per buy. The growth in buys for 2012 events was predominantly due to an increase in buys for our WrestleMania and SummerSlam events, which was partially offset by the elimination of one event in the current year. The increase in the average revenue per buy is attributable to incremental fees charged for viewing our events in high definition, which was implemented in 2008. Cost of revenues for pay-per-view remained flat from 2011, driven primarily by increases in talent expenses which was offset by lower production costs partially driven by the receipt of television production tax credits associated with a prior year event. The pay-per-view OIBDA as a percentage of revenues increased to 54% from 51% in 2011.
     Television rights fees increased $8.0 million in 2012 compared to 2011. Domestically, television rights fees increased by $8.6 million, primarily due to incremental license fees from the production and distribution of new programs and contractual increases from our existing programs. An additional hour of our RAW program was licensed to USA Network and debuted in July 2012. Moreover, during 2012, we produced two new original series, the WWE Main Event which airs on the Ion Television Network and Saturday Morning Slam, which aired on the CW Network. This was partially offset by the absence of rights fees from our WWE Superstars program, which moved to WWE.com in April 2011. Internationally, our television rights fees decreased by $0.6 million, primarily due to the expiration and non-renewal of our South Korea distribution agreement. Television rights cost of revenues increased by $6.6 million in 2012 due to higher direct costs for staff related expenses, including the reset of management incentive compensation as compared to 2011. As a result, television rights fee OIBDA as a percentage of revenues decreased to 38% from 40% in 2011.

Consumer Products
The following tables present performance results and key drivers for our Consumer Products segment (dollars in millions):

Revenues-Consumer Products	2012	2011	increase (decrease)
Licensing	$46.3	$54.4	(15)%
Home entertainment	$33.0	$30.4	9%
Gross units shipped	3,775,800	3,300,000	14%
Magazine publishing	$6.0	$7.7	(22)%
Net units sold	2,003,500	2,344,800	(15)%
Other	$2.5	$2.4	4%
Total	$87.8	$94.9	(7)%

OIBDA-Consumer Products	2012	2011	increase (decrease)
Licensing	$32.3	$37.0	(13)%
Home entertainment	15.4	13.7	12%
Magazine publishing	0.4	(0.2)	300%
Other	0.5	0.5	—%
Total	$48.6	$51.0	(5)%
OIBDA as a percentage of revenues	55%	54%
   Licensing revenues decreased $8.1 million in 2012 as compared 2011, as weaker performance in our video game category was offset in part by increases in our collectibles category. Our video game licensing revenues decreased $7.8 million in 2012, primarily due to one fewer release, WWE All Stars, which was originally released in March 2011 and was not refreshed in 2012. In addition, we experienced a 22% decline in unit shipments of our franchise video game release in 2012 compared to unit shipments of our comparable video game release in 2011. The decline in unit shipments of our annual franchise video game release was due to difficult trends in our international markets, broader industry challenges and a reduction in the number of gaming platforms that supported our franchise video game. Licensing cost of revenues decreased $3.8 million from 2011, primarily due to lower talent expense driven by the mix of products sold. Licensing OIBDA as a percentage of revenues was 70% in 2012 compared to 68% in 2011 partially as a result of product mix.
On December 19, 2012, our former video game licensee THQ declared bankruptcy. In February 2013, the Company and THQ reached an agreement to terminate its video game license, which agreement was approved by the U.S. Bankruptcy Court on February 19, 2013. In connection with this termination, the Company waived its rights to the pre-petition amounts due under its license agreement with THQ, and THQ agreed to transfer certain intellectual property rights and paid post-petition royalties to WWE in early 2013.
In connection with the THQ license termination, the Company recognized approximately $8.0 million of revenue during the first quarter of 2013 relating to the unrecognized portion of an advance received when the Company entered into the license agreement with THQ in 2009. As a result of THQ's bankruptcy, the Company was not able to collect and recognize a portion of anticipated royalties due in the first quarter of 2013 of approximately $4.0 million to $5.0 million. This loss did not have a material adverse effect on the Company's business, financial condition or results of operations. After termination with THQ, the Company entered into a multi-year agreement with Take-Two to be the Company's video game licensee. Take-Two assumed distribution of our existing catalog of video games, and developing, publishing and distributing new titles, beginning with the release of the Company's annual franchise game WWE2K14 in late 2013.
     Magazine publishing revenues decreased $1.7 million in 2012 as compared to 2011, driven by weaker newsstand demand as a result of the continued overall decline in the magazine publishing industry. Net units sold decreased by 15%, partially due to a decline in the number of issues published. We published twelve issues of WWE Magazine, ten issues of WWE Kids magazine and three special issues in 2012 as compared to twelve, ten and six, respectively, in 2011. Cost of revenues decreased by $2.2 million, primarily as a result of a 29% decrease in unit production. Publishing OIBDA, which increased by $0.6 million, as a percentage of revenues was 7% in 2012 compared to a loss of 3% in 2011.
     Home entertainment revenues increased $2.6 million in 2012 as compared to 2011 primarily due to a 14% increase in units shipped and improved sell-through rates at retail, which were partially offset by a 15% decline in average sales price per unit. We released 35 titles in 2012 compared to 28 titles in 2011. Additionally, we experienced growth in international markets and digital sales of $0.6 million and $0.3 million, respectively. Home entertainment cost of revenues increased by $1.0 million from 2011 due to higher costs associated with duplication. Home entertainment OIBDA as a percentage of revenues increased to 47% in 2012 compared to 45% in 2011.
Digital Media
     The following tables present the performance results for our Digital Media segment (dollars in millions, except where noted):

Revenues-Digital Media	2012	2011	increase (decrease)
WWE.com	$19.7	$12.5	58%
WWEShop	14.8	15.6	(5)%
Total	$34.5	$28.1	23%
Average WWEShop revenues per order (dollars)	$47.66	$47.16	1%

OIBDA-Digital Media	2012	2011	increase (decrease)
WWE.com	$8.2	$5.4	52%
WWEShop	2.1	1.8	17%
Total	$10.3	$7.2	43%
OIBDA as a percentage of revenues	30%	26%
  WWE.com revenues increased $7.2 million in 2012 as compared to 2011, primarily driven by new programming agreements with YouTube and Hulu. Additionally, advertising revenue increased $1.5 million from 2011. WWE.com cost of revenues increased $3.1 million in 2012 due to increased expenses related to the production and distribution of this new content. Additionally, salary related expenses, included in selling, general and administrative expenses, increased by $1.5 million in 2012 as compared to 2011. As a result, WWE.com OIBDA as a percentage of revenues decreased slightly to 42% in 2012 from 43% in 2011.
     WWEShop revenues decreased $0.8 million in 2012 compared to 2011, as a 7% decrease in the number of orders processed was offset slightly by a 1% increase in average revenues per order. WWEShop cost of revenues decreased by $1.4 million in 2012, primarily due to decreased costs of material as a result of product mix. This was partially offset by salary related expenses, included in selling, general and administrative expenses, which increased by $0.3 million in 2012 as compared to 2011. As a result, WWEShop OIBDA as a percentage of revenues increased to 14% in 2012 from 12% in 2011.

WWE Studios
The following table provides detailed information on our WWE Studios’ segment (in millions):

			Feature Film Production Assets-net as of Dec 31, 2012
						For the Year Ended December 31,
	Release	Production		Inception to-date		Revenue		OIBDA
Title	Date	Costs*		Revenue	OIBDA	2012	2011	2012	2011
2012
Barricade	Sept 2012	$4.0	$0.8	$0.8	$(3.5)	$0.8	$ N/A	$(1.3)	$(2.2)
The Day	Aug 2012	—	—	—	—	—	N/A	—	N/A
No Holds Barred	July 2012	—	—	0.4	0.1	0.4	N/A	0.1	N/A
Bending the Rules	Mar 2012	5.5	0.8	0.9	(4.7)	0.9	N/A	(1.5)	(3.2)
		9.5	1.6	2.1	(8.1)	2.1	—	(2.7)	(5.4)
2011
The Reunion	Oct 2011	6.9	1.7	2.1	(4.7)	(0.3)	2.4	(0.5)	(4.2)
Inside Out	Sept 2011	5.1	1.3	1.6	(3.8)	(0.5)	2.1	(0.6)	(3.2)
That's What I Am	April 2011	4.7	0.4	0.9	(5.0)	—	0.9	(0.1)	(4.9)
The Chaperone	Mar 2011	5.8	0.7	4.2	(3.8)	0.2	4.0	0.1	(3.9)
		22.5	4.1	8.8	(17.3)	(0.6)	9.4	(1.1)	(16.2)

Prior Releases		84.3	7.6	85.4	(1.7)	6.4	11.5	1.2	(5.2)

Completed but not released		7.9	7.9	—	—	—	—	—	—
In production		2.0	2.0	—	—	—	—	—	—
In development		0.6	0.6	—	(4.1)	—	—	(1.0)	(0.8)
Sub-total		$126.8	$23.8	$96.3	$(31.2)	$7.9	$20.9	$(3.6)	$(27.6)
Selling, General & Administrative Expenses								(1.9)	(1.8)
Total								$(5.5)	$(29.4)

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

During 2012, the Company entered into an agreement to co-distribute the feature film, The Day, domestically. This film was released via a limited theatrical release in August and on DVD in November 2012. The Company recognizes revenue generated by this film in a manner similar to how it recognizes revenue for its licensed films; on a net basis, after distribution fees and expenses have been recouped and expenses and results have been reported to us. In 2012, the Company did not record any revenue associated with this release.
     WWE Studios revenues decreased $13.0 million in 2012 compared to 2011 as there was a $9.2 million decrease in revenue for our self-distributed films and a $3.8 million decrease in revenue for our licensed films in 2012. The decrease in revenue associated with our self-distributed films was attributable to the relative performance and timing of releases from our movie portfolio. The decrease in revenue associated with licensed films is primarily attributable to the age of our film library, with the most recent film released in 2009. WWE Studios OIBDA increased $23.9 million in 2012 as compared to 2011. The increase is primarily due to a $22.2 million reduction in impairment charges.
 Unallocated Corporate Expenses
     The following table presents the amounts and percent change of certain significant unallocated corporate expenses (dollars in millions):

	2012	2011	increase (decrease)
Staff related	$47.3	$45.5	4%
Management incentive compensation	10.4	4.3	142%
Legal, accounting and other professional	17.2	14.2	21%
Travel and entertainment expenses	4.2	3.6	17%
Advertising, marketing and promotion	6.9	6.4	8%
Corporate insurance	3.9	3.5	11%
Bad debt expense (recovery)	2.5	(0.7)	457%
All other	24.3	23.4	4%
Total unallocated corporate expenses	$116.7	$100.2	16%
Unallocated corporate as a percentage of net revenues	24%	21%
Unallocated corporate expenses increased 16% in 2012 compared to 2011. Management incentive compensation, including bonus and stock compensation, increased $6.1 million to reflect amounts expected to be paid based on the Company's operating performance. The 2011 results reflect the expensing of previously issued stock compensation and minimal incentive compensation as the Company did not meet performance targets in 2011. Staff related expenses in 2012 increased primarily due to the hiring of staff to create new programming to support our emerging content and distribution efforts, including the full year impact of employees hired in 2011. The $3.0 million increase in legal, accounting and other professional fees in 2012 is primarily due to $1.5 million in consulting costs related to our new WWE Network. Unallocated corporate expenses includes $8.2 million in operating expenses associated with our emerging content and distribution efforts including our new WWE Network during 2012 compared to $4.0 million the prior year.

Depreciation and Amortization
(dollars in millions)

	2012	2011	increase (decrease)
Depreciation and amortization	$20.0	$15.0	33%

Depreciation expense for 2012 reflects higher property and equipment balances due to purchases associated with the expansion of our content and distribution efforts.

Investment Income, Interest and Other Expense, Net
(dollars in millions)

	2012	2011	increase (decrease)
Investment income, interest and other expense, net	$(0.5)	$(0.1)	400%
Investment income, interest and other expense, net for 2012 included the full year impact of amortization of loan origination costs and fee on the unused portion of our revolving credit facility, which was established in September 2011. Additionally, 2012 includes realized foreign exchange gains and losses, and certain non-income state taxes.
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
Liquidity and Capital Resources
     We had cash and short-term investments of $109.4 million and $152.4 million as of December 31, 2013 and 2012, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $29.6 million as of December 31, 2013. This debt is related to the financing of our newly purchased corporate aircraft.  We had no debt outstanding at December 31, 2012.
The Company has announced plans to launch WWE Network, an over-the-top (“OTT”) subscription based platform for subscribers to access WWE content, including our marquis pay-per-view events. It is anticipated that our pay-per-view business will be impacted by the launch of WWE Network and that the Company will continue to invest in WWE Network, both in terms of operating and capital expenditures. The Company’s primary domestic television distribution deals end in September 2014. The Company is now engaged with potential partners after exiting our exclusive negotiating period with NBCU.

Due to our expected continuing investment in WWE Network, we believe that our cash and short-term investments will decrease over the next twelve months, however we believe that cash provided by operations and our existing cash and investment balances will be sufficient to meet our operating requirements over this period. Longer-term, results of WWE Network's launch and the domestic television renewals could have a profound positive or negative effect on the Company’s liquidity and depending on the outcome of discussions with our current lenders it may require additional actions by the Company to obtain liquidity.
Our uses of cash include dividend payments, spending on feature film production, projected capital expenditures, and additional operating costs associated with our increased content production and distribution initiatives relating to WWE Network. We also anticipate spending approximately $30.0 million on the purchase of property and equipment and other assets during the year ended December 31, 2014.
Borrowing Capacity
In April 2013, we amended and restated our existing $200.0 million revolving credit facility with a syndicated group of banks, with JPMorgan Chase, as administrative agent. Under the terms of the amended agreement, (i) the maturity of our original $200.0 million revolving credit facility was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide greater financial flexibility. We currently have no amounts outstanding under this credit facility. Under the terms of the revolving credit facility, we are subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. In addition, the revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder. In addition to our revolving credit facility and the secured loan for our corporate aircraft financing, the Company will evaluate financing options that are cost effective and that add to the Company’s financial flexibility.

At December 31, 2013, the Company had available debt capacity under the revolving credit facility of approximately $83.0 million, and we believe that during the next twelve months we will also have access to funds under the credit facility, if needed, however, this will require the amendment of certain covenants. While we believe our lenders would consent to this amendment, no assurances can be given in this regard.
Cash Flows from Operating Activities
 Cash flows from operating activities were $23.8 million, $63.1 million and $63.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 cash flows from operating activities were impacted by lower operating performance and changes in working capital, including an $11.0 million increase in the annual payout of management incentive compensation related to the Company’s 2012 performance, increases in spending on television production assets, and timing differences in the collection of receivables that negatively impacted the 2013 cash flow as compared to 2012.
During 2013, the Company spent $11.3 million on feature film production activities, compared to $9.4 million in 2012. In 2013, we received $0.9 million in incentives related to feature film productions. In 2012, we received $1.9 million in incentives related to feature film production. We anticipate spending between $20.0 million and $30.0 million on feature film production during the year ending December 31, 2014.
We recognized $10.3 million in non-film related incentives in 2013 and $8.0 million in the prior year period. During the year ending December 31, 2014, we anticipate receiving approximately $8.0 million to $10.0 million in non-film related incentives, including credits associated with qualifying capital projects.
During 2013, the Company spent $11.5 million to produce additional content for television including Total Divas and WWE Network, compared to $6.1 million in the prior year period. We anticipate spending approximately $12.0 million to $17.0 million to produce additional content during the year ending December 31, 2014.
Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. At December 31, 2013, our largest single customer balance was approximately 13% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.
In early 2013, the Company and THQ reached an agreement to terminate its video game license, which agreement was approved by the U.S. Bankruptcy Court. In connection with this termination, the Company waived its rights to the pre-petition amounts due under its license agreement with THQ, and THQ agreed to transfer certain intellectual property rights to WWE.

In connection with the THQ license termination, the Company recognized $8.0 million of revenue during the first quarter of 2013 related to the unrecognized portion of an advance received when the Company entered into the license agreement with THQ in 2009. As a result of THQ's bankruptcy, we did not collect or recognize a portion of anticipated royalties which approximated $3.0 million stemming from foregone video game receipts; this loss did not have a material adverse effect on our business, financial condition or results of operations.

Upon termination of the agreement with THQ, the Company entered into a five-year agreement with Take-Two to be the Company's video game licensee. Take-Two assumed distribution of our existing catalog of video games and will develop and publish future titles, including the current year release of the Company's annual franchise game.
 Cash Flows from Investing Activities
Cash flows used in investing activities were $50.8 million, $12.9 million and $30.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in cash used in investing activities was primarily as a result of the Company's purchase of a corporate aircraft, including related improvements, for approximately $30.9 million.
 Cash Flow from Financing Activities
     Cash flows used in financing activities were $6.0 million, $36.6 million and $49.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company paid dividends of $36.0 million, $35.8 million and $47.8 million in 2013, 2012 and 2011, respectively.
In August 2013, we entered into a seven year secured loan with RBS Asset Finance, Inc. for $31.6 million in order to finance the purchase of a 2007 Bombardier Global 5000 jet. The loan bears interest at a rate of 2.18% per annum, is payable in monthly installments of $0.4 million beginning in September 2013 and has a final maturity of August 7, 2020. This aircraft will replace the

Company's current corporate aircraft after the refurbishment of the purchased aircraft is completed. The purchase price was $27.0 million and after certain improvements, the total price is expected to be approximately $32.0 million.
Contractual Obligations
     We have entered into various contracts under which we are required to make guaranteed payments, including:

•	Scheduled principal and fixed interest payments under our secured loan in connection with our corporate aircraft financing.

•	Various operating leases for facilities and sales offices with terms generally ranging from one to ten years.

•	Service contracts with certain vendors and independent contractors, including our talent with terms ranging from one to twenty years.

•	Service agreement obligation related to WWE Network (excluding future performance based payments which are variable in nature).
     Our aggregate minimum payment obligations under these contracts as of December 31, 2013 are as follows (dollars in millions):

	2014	2015	2016	2017	2018	After 2018	Total
Long-term debt	$4.9	$4.9	$4.9	$4.8	$4.8	$8.1	$32.4
Operating leases	3.9	2.7	2.4	1.6	1.3	3.3	15.2
Service agreement obligation	7.6	—	—	—	—	—	7.6
Talent and other commitments	15.0	9.7	8.3	7.1	1.5	3.7	45.3
Total commitments	$31.4	$17.3	$15.6	$13.5	$7.6	$15.1	$100.5
Our consolidated balance sheet at December 31, 2013 includes $2.4 million in liabilities associated with uncertain tax positions (including interest and penalties of approximately $0.6 million), which is not included in the table above. The Company does not expect to pay any settlements related to these uncertain tax positions in 2014.
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
Inflation
     During 2013, 2012 and 2011, inflation did not have a material effect on our business.
Off-Balance Sheet Arrangements
     As of December 31, 2013, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.
Critical Accounting Estimates
     The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities. The accuracy of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables, many of which are beyond our control. Actual results may differ from these estimates under different assumptions or conditions.
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
     During the years ended December 31, 2013, 2012 and 2011, we recorded aggregate impairment charges of $11.7 million, $1.2 million, and $23.4 million, respectively, related to several of our feature films.
As of December 31, 2013, we had $16.0 million (net of accumulated amortization and impairment charges) in capitalized film production costs, which includes 19 released films and 2 films completed but not yet released. No assurance can be given that additional unfavorable changes to revenue and cost estimates will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

•	Television Production Assets, Net

Television production assets consist of several episodic television series we have produced for distribution, either on our new WWE Network or through other distribution platforms. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. Costs to produce live event programming are expensed when the event is first broadcast. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we expense the remaining unamortized asset. During the year ended December 31, 2013, we expensed $7.0 million related to the amortization of television production assets. During the years ended December 31, 2012, and 2011, we did not expense any television production assets.

•	Pay-Per-View Programming Revenue Recognition
     Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and subsequent adjustments to the buys are recognized in the period new information is received. Historically, adjustments made to our initial estimates have not had a significant impact on our revenues, although this may not be the case in the future. Our pay-per-view accounts receivable balance was $11.2 million and $10.9 million at December 31, 2013 and 2012, respectively.

•	Home Video Returns Allowance
Revenues from the sales of home video titles are recorded at the later of the date of delivery by our distributor to retailers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information, current industry trends and demand for our titles. A change in demand for any of our videos or a change in the home video market could impact the level of video returns. As of December 31, 2013 and 2012, our home video returns allowance was $4.5 million and $6.3 million, respectively.

•	Allowance for Doubtful Accounts
Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors of our pay-per-view, television, home video and magazine products and to licensees that produce consumer products containing our intellectual property and/or trademarks. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectability of our receivables and establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances or reductions that may be required. At December 31, 2013, our largest single customer balance was approximately 13% of our gross accounts receivable. As of December 31, 2013 and 2012, our allowance for doubtful accounts was $2.8 million and $6.3 million, respectively. The relatively large allowance for doubtful accounts in the prior year was due primarily to reserves established for receivable balances from a former home video licensee and our former video game licensee.

•	Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. As of December 31, 2013, our deferred tax assets were $19.2 million, less a valuation allowance of $1.5 million. As of December 31, 2013, our deferred tax liabilities were $8.1 million.
We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2013, our unrecognized tax benefits including interest and penalties totaled approximately $2.4 million.
Recent Accounting Pronouncements
    In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring that unrecognized tax benefits be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, to the extent such deferred tax assets are available under the tax law to offset additional taxes resulting from disallowance of a tax position. This standard update is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this accounting standards update on July 1, 2013, which did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. We adopted this accounting standards update on January 1, 2013 which did not have a material effect on our consolidated financial statements.
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

In December 2011, the FASB issued an accounting standards update that expands the disclosure requirements for the offsetting of assets and liabilities related to certain financial instruments and derivative instruments. Additional guidance clarifying the scope of the update was issued by the FASB in January 2013. The update requires disclosures to present both gross information and net information for financial instruments and derivative instruments that are eligible for net presentation due to a right of offset, an enforceable master netting arrangement or similar agreement. This standard update is effective for our fiscal year beginning on January 1, 2013. We adopted this accounting standards update as of January 1, 2013, which did not have a material effect on our consolidated financial statements.
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K , in press releases and in oral statements made by our authorized officers: (i) risks relating to entering, maintaining and reviewing major distribution agreements, including our domestic television programming agreements which terminate in September 2014; (ii) risks relating to the launch and maintenance of our digital WWE Network; (iii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iv) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (v) the unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or otherwise adversely affect our operations; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events and/or other businesses if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xiii) our live events expose us to risks relating to large public events as well as travel to and from such events; (xiv) we continue to face risks inherent in our feature film business; (xv) in addition to the launch of WWE Network, we could face a variety of risks if we expand into new or complementary businesses and/or make strategic investments; (xvi) risks related to our computer systems and online operations; (xvii) decline in general economic conditions and disruption in financial markets could adversely affect our business; (xviii) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts and potentially impacting our results of operations;(xix) our ability to access our revolving credit facility may be limited due to certain financial covenants and restrictions; (xx) we could incur substantial liabilities if litigation is resolved unfavorably; (xxi) our failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock; (xxii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxiii) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxiv) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Form 10-K and undue reliance should not be placed on these statements. We undertake no obligation to update or revise any forward-looking statements.

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
     Interest rate risk is defined as the potential for economic losses on fixed maturity securities due to a change in market interest rates. Our investments in municipal bonds and corporate bonds have exposure to changes in the level of market interest rates. Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio. A 100 basis point increase in interest rates would result in an approximate $1.2 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1.2 million increase in fair value.
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
There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
     Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. We review the results of management’s assessment with our Audit Committee.
     The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT
We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 24, 2014

Item 9B. Other Information
None.
PART III
     The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders.
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

10.8*
Booking Agreement, dated October 7, 2013, between the Company and Stephanie McMahon Levesque (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.9*
Employment Agreement between the Company and Michael Luisi dated July 19, 2013 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.10
Amended and Restated Revolving Credit Facility dated April 30, 2013, and related exhibits and schedules (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.11
Loan and Aircraft Security Agreement, dated August 7, 2013 and related exhibits and schedules (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K, filed August 12, 2013).

10.12	Promissory Note, dated August 7, 2013 (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, filed August 12, 2013).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WORLD WRESTLING ENTERTAINMENT, INC.
(Registrant)
Dated: February 24, 2014	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date

Chairman of the Board of Directors and Chief Executive Officer
/s/ VINCENT K. MCMAHON	(principal executive officer)
Vincent K. McMahon		February 24, 2014

/s/ STUART U. GOLDFARB	Director	February 24, 2014
Stuart U. Goldfarb

/s/ PATRICIA A. GOTTESMAN	Director	February 24, 2014
Patricia A. Gottesman

/s/ DAVID KENIN	Director	February 24, 2014
David Kenin

/s/ JOSEPH H. PERKINS	Director	February 24, 2014
Joseph H. Perkins

/s/ FRANK A. RIDDICK III	Director	February 24, 2014
Frank A. Riddick III

/s/ JEFFREY R. SPEED	Director	February 24, 2014
Jeffrey R. Speed

/s/ KEVIN DUNN	Director	February 24, 2014
Kevin Dunn

/s/ BASIL V. DEVITO Jr.	Director	February 24, 2014
Basil V. DeVito Jr.

/s/ GEORGE A. BARRIOS	Chief Strategy and Financial Officer	February 24, 2014
George A. Barrios	(principal financial and accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT
We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 24, 2014

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	For the years ended December 31,
	2013	2012	2011
Net revenues	$507,970	$484,013	$483,921

Cost of revenues (including amortization and impairments of feature film and television production assets of $26,070, $8,799 and $39,742, respectively)	323,028	284,453	315,183
Selling, general and administrative expenses	154,582	136,341	116,739
Depreciation and amortization	24,469	20,024	14,980
Operating income	5,891	43,195	37,019

Investment income, net	1,426	2,190	2,054
Interest expense	(1,746)	(1,704)	(623)
Other expense, net	(968)	(997)	(1,569)
Income before income taxes	4,603	42,684	36,881

Provision for income taxes	1,839	11,252	12,049
Net income	$2,764	$31,432	$24,832

Earnings per share:
Basic and diluted	$0.04	$0.42	$0.33

Weighted average shares outstanding:
Basic	74,939	74,595	74,212
Diluted	75,379	74,981	74,858

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2013	2012	2011
Net income	$2,764	$31,432	$24,832
Other comprehensive (loss) income :
Foreign currency translation adjustment	(141)	156	(42)
Unrealized holding gain/(loss) - available-for-sale securities (net of tax (benefit)/expense of $(232), $450 and $152, respectively)	(377)	734	248
Reclassification adjustment for gains realized in net income - available-for-sale securities (net of tax expense of $0, $75, and $54, respectively)	(1)	(121)	(88)
Total other comprehensive (loss) income	(519)	769	118
Comprehensive income	$2,245	$32,201	$24,950

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,911	$66,048
Short-term investments, net	76,476	86,326
Accounts receivable (net of allowance for doubtful accounts and returns of $9,344 and $14,691, respectively)	59,552	50,716
Inventory	2,874	1,770
Deferred income taxes	12,237	14,403
Prepaid expenses and other current assets	16,147	15,269
Total current assets	200,197	234,532
PROPERTY AND EQUIPMENT, NET	133,480	102,162
FEATURE FILM PRODUCTION ASSETS, NET	16,018	23,691
TELEVISION PRODUCTION ASSETS, NET	10,772	6,331
INVESTMENT SECURITIES	8,299	5,220
OTHER ASSETS	9,696	9,447
TOTAL ASSETS	$378,462	$381,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,251	$—
Accounts payable and accrued expenses	47,882	48,954
Deferred income	30,112	28,611
Total current liabilities	82,245	77,565
LONG-TERM DEBT	25,385	—
NON-CURRENT INCOME TAX LIABILITIES	4,884	9,092
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
31,302,790 and 29,253,665 shares issued and outstanding as of
December 31, 2013 and 2012, respectively)	313	293
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
43,797,830 and 45,500,830 shares issued and outstanding as
of December 31, 2013 and 2012, respectively)	438	455
Additional paid-in capital	346,974	341,762
Accumulated other comprehensive income	3,512	4,031
Accumulated deficit	(85,289)	(51,815)
Total stockholders’ equity	265,948	294,726
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,462	$381,383

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Additional		Accumulated Other
	Class A		Class B		Paid - in		Comprehensive		Accumulated
	Shares	Amount	Shares	Amount	Capital		Income		Deficit	Total
Balance, December 31, 2010	27,516	$275	46,483	$465	$336,592		$3,144		$(23,728)	$316,748
Net income	—	—	—	—	—		—		24,832	24,832
Other comprehensive income	—	—	—	—	—		118		—	118
Stock issuances (repurchases), net	420	5	—	—	(889)		—		—	(884)
Conversion of Class B common stock by shareholder (See Note 15)	319	3	(319)	(3)	—		—		—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(730)		—		—	(730)
Dividends paid	—	—	—	—	573		—		(48,382)	(47,809)
Stock-based compensation	—	—	—	—	2,868		—		—	2,868
Balance, December 31, 2011	28,255	$283	46,164	$462	$338,414		$3,262		$(47,278)	$295,143
Net income	—	—	—	—	—		—		31,432	31,432
Other comprehensive income	—	—	—	—	—		769		—	769
Stock issuances (repurchases), net	336	3	—	—	(133)		—		—	(130)
Conversion of Class B common stock by shareholder (See Note 15)	663	7	(663)	(7)	—	—	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(588)		—		—	(588)
Dividends paid	—	—	—	—	154		—		(35,969)	(35,815)
Stock-based compensation	—	—	—	—	3,915		—		—	3,915
Balance, December 31, 2012	29,254	$293	45,501	$455	$341,762		$4,031		$(51,815)	$294,726
Net income	—	—	—	—					2,764	2,764
Other comprehensive loss	—	—	—	—	—		(519)		—	(519)
Stock issuances (repurchases), net	346	3	—	—	(795)		—		—	(792)
Conversion of Class B common stock by shareholder (See Note 15)	1,703	17	(1,703)	(17)	—		—		—	—
Excess tax benefits from stock-based payment arrangements	—	—	—	—	223		—		—	223
Dividends paid					259				(36,238)	(35,979)
Stock-based compensation	—	—	—	—	5,525		—		—	5,525
Balance, December 31, 2013	31,303	$313	43,798	$438	$346,974		$3,512		$(85,289)	$265,948

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$2,764	$31,432	$24,832
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization and impairments of feature film production assets	19,058	8,799	39,742
Amortization of television production assets	7,012	—	—
Depreciation and amortization	24,469	20,024	14,980
Amortization of bond premium	1,992	2,270	2,580
Amortization of debt issuance costs	503	614	205
Stock-based compensation	5,525	3,845	2,868
(Recovery from) provision for doubtful accounts	(6)	2,483	(692)
Services provided in exchange for equity instruments	(879)	(439)	—
(Gain) loss on disposal of property and equipment	(39)	63	1,376
Provision for (benefit from) deferred income taxes	1,422	6,183	(6,424)
Other non-cash adjustments	(131)	(65)	(126)
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(8,972)	4,560	(1,915)
Inventory	(1,103)	(112)	429
Prepaid expenses and other assets	(2,113)	(2,796)	4,632
Feature film production assets	(9,128)	(8,905)	(7,097)
Television production assets	(11,453)	(6,080)	(251)
Accounts payable and accrued expenses	(6,668)	2,507	(3,692)
Deferred income	1,500	(1,332)	(8,261)
Net cash provided by operating activities	23,753	63,051	63,186
INVESTING ACTIVITIES:
Purchase of corporate aircraft and related improvements	(30,898)	—	—
Purchases of other property and equipment and other assets	(25,032)	(33,890)	(27,956)
Purchases of short-term investments	(37,071)	(19,177)	(47,904)
Proceeds from sales and maturities of investments	44,318	45,191	45,148
Purchase of cost method investments	(2,200)	(5,000)	—
Proceeds from sales of property and equipment	39	—	—
Net cash used in investing activities	(50,844)	(12,876)	(30,712)
FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	31,032	—	—
Repayment of long-term debt	(1,396)	(1,621)	(1,169)
Dividends paid	(35,979)	(35,815)	(47,809)
Debt issuance costs	(675)	—	(1,843)
Issuance of stock, net	704	811	893
Excess tax benefits from stock-based payment arrangements	268	7	122
Net cash used in financing activities	(6,046)	(36,618)	(49,806)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,137)	13,557	(17,332)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,048	52,491	69,823
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,911	$66,048	$52,491
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash (received) paid for income taxes, net of refunds	$(3,052)	$7,158	$12,058
Cash paid for interest	$984	$815	$410
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	$1,700	$1,415	$5,302

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

Consumer Products

•
Revenues consist principally of sales of WWE produced content via home entertainment (DVD/Blu-ray), magazine publishing and royalties or license fees related to various WWE themed products such as video games, toys and apparel.

Digital Media

•
Revenues consist principally of advertising sales on our websites, rights fees received for digital content, sale of merchandise on our website through our WWEShop internet storefront and sales of various broadband and mobile content.

WWE Studios

•	Revenues consist of amounts earned from the distribution of filmed entertainment.

Within the Consolidated Statements of Cash Flows from operating activities, certain prior year amounts were reclassified to conform to the current period presentation.
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
Basis of Consolidation — The consolidated financial statements include the accounts of WWE and all of its domestic and foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     Cash and Cash Equivalents — Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts with maturities of three months or less at the time of purchase.
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
Accounts Receivable, Net — Accounts receivable relate principally to amounts due to us from pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively, and balances due from the sale of home videos and magazines. We estimate the collectability of our receivables and establish allowances for the amount of accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. An individual balance is charged

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

2. Summary of Significant Accounting Policies (continued)
to the allowance when all collection efforts have been exhausted and it is deemed likely to be uncollectible, taking into consideration the financial condition of the customer and other factors.
Inventory — Inventory consists of merchandise sold on our website, merchandise sold at live events and DVDs/Blu-rays, which are sold via a distributor to retailers. Substantially all of our inventory is comprised of finished goods. Inventory is stated at the lower of cost (first-in, first-out basis) or market. The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.
Property and Equipment, Net — Property and equipment are stated at historical cost net of benefits associated with tax incentives less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are depreciated based on estimated useful lives varying from five to thirty-nine years. Our corporate aircraft is depreciated over ten years on a straight-line basis less an estimated residual value. In 2013, we purchased a new corporate aircraft which we refurbished and placed into service in February 2014. It is being depreciated in the same manner as our previous corporate aircraft.
Feature Film Production Assets, Net — Feature film production assets are recorded at the cost of production, including production overhead and net of production incentives. The costs for an individual film are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than the unamortized cost, the film is written down. Impairment charges are recorded as an increase in amortization expense included in cost of revenues in the consolidated income statements.
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
Television Production Assets, Net — Television production assets consist of several episodic television series we have produced for distribution, either on our recently announced WWE Network or through other distribution platforms. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. Costs to produce live event programming are expensed when the event is first broadcast. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset.
Valuation of Long-Lived Assets — We periodically evaluate the carrying amount of long-lived assets when events and circumstances warrant such a review.
Income Taxes — Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Amounts are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carry forwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

2. Summary of Significant Accounting Policies (continued)
evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.
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

•	Home entertainment:
Revenues from the sales of home video titles are recorded net of an allowance for estimated returns, at the later of delivery by our distributor to retailers, or the date that these products are made widely available for sale by retailers. The allowance for estimated returns is based on historical information, current industry trends and demand for our titles.

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
Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2013, 2012 and 2011, we recorded advertising expenses of $3,819, $3,934 and $4,014, respectively.
Foreign Currency Translation — For the translation of the financial statements of our foreign subsidiaries whose functional currencies are not U.S. Dollars, assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at monthly average exchange rates for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity and also in comprehensive income. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date, with any gains/losses recorded in other income/expense.
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
Stock-based compensation costs associated with our performance stock units ("PSUs") are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of three and one half years. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the probability of attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized, net of estimated forfeitures, over the requisite service period using the graded vesting method.
We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.
Earnings Per Share (EPS) — Basic EPS is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding during the period, plus dilutive potential common shares which is calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

2. Summary of Significant Accounting Policies (continued)
Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive. The Company did not compute earnings per share using the two class method for the years ended December 31, 2013, 2012 and 2011, as there were no undistributed earnings during the periods. Also, during 2013 and 2012, the dividends paid per share of Class A and Class B common stock were the same.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring that unrecognized tax benefits be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, to the extent such deferred tax assets are available under the tax law to offset additional taxes resulting from disallowance of a tax position. This standard update is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this accounting standards update on July 1, 2013, which did not have a material effect on our consolidated financial statements.

In February 2013, FASB issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. We adopted this accounting standards update on January 1, 2013, which did not have a material effect on our consolidated financial statements.
In October 2012, the FASB issued an accounting standards update to amend the requirements related to an impairment assessment of unamortized film costs and clarify when unamortized film costs should be assessed for impairment. The update revises the impairment assessment to remove the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The update also eliminates the requirement that an entity incorporate into fair value measurements used in impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence, if the information would not have been considered by market participants at the measurement date. This standard update is effective for impairment assessments performed on or after December 15, 2012. We adopted this accounting standards update for our film impairment assessment as of December 31, 2012, which did not have a material effect on our consolidated financial statements.
In December 2011, the FASB issued an accounting standards update that expands the disclosure requirements for the offsetting of assets and liabilities related to certain financial instruments and derivative instruments. Additional guidance clarifying the scope of the update was issued by the FASB in January 2013. The update requires disclosures to present both gross information and net information for financial instruments and derivative instruments that are eligible for net presentation due to a right of offset, an enforceable master netting arrangement or similar agreement. This standard update is effective for our fiscal year beginning on January 1, 2013. We adopted this accounting standards update as of January 1, 2013, which did not have a material effect on our consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

3. Earnings Per Share
     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2013	2012	2011
Basic	74,939	74,595	74,212
Diluted	75,379	74,981	74,858
Dilutive effect of restricted and performance stock units	438	379	637
Dilutive effect of employee share purchase plan	2	7	9
Anti-dilutive outstanding options (excluded from per-share calculations)	—	2	72
Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	395	—	—

4. Investment Securities and Short-Term Investments
Investment Securities:
On June 25, 2012, the Company invested $5,000 in Tout Industries, Inc. ("Tout") Series B Preferred Stock. Additionally, the Investment in Tout includes shares received in conjunction with a strategic partnership of $879 and $220 related to the years ended December 31, 2013 and 2012, respectively. On May 30, 2013, the Company made an investment of $2,200 in a live event touring business. Both investments are accounted for under the cost method. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. No such indicators were noted during the years ended December 31, 2013 and 2012. Investment Securities in our Consolidated Balance Sheets as of December 31, 2013 and 2012 are comprised of $8,299 and $5,220, respectively, related to these investments.

Short-Term Investments:
Short-term investments measured at fair value consisted of the following:

	December 31, 2013				December 31, 2012
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gain	(Loss)	Fair Value	Amortized Cost	Gain	(Loss)	Fair Value
Municipal bonds	$44,636	$176	$(91)	$44,721	$68,517	$566	$(84)	$68,999
Corporate bonds	31,825	104	(174)	31,755	17,182	145	—	17,327
Total	$76,461	$280	$(265)	$76,476	$85,699	$711	$(84)	$86,326

  We classify the investments listed in the above table as available-for-sale securities. Such investments consist primarily of corporate and municipal bonds, including pre-refunded municipal bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

4. Investment Securities and Short-Term Investments (continued)
Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of December 31, 2013, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month - 9 years
Corporate bonds	6 months - 4 years

The following table summarizes the short-term investment activity:

	Year Ended December 31,
	2013	2012	2011
Proceeds from sale of short-term investments	$2,793	$16,486	$15,656
Proceeds from maturities and calls of short-term investments	$41,525	$28,705	$27,670
Gross realized gains on sale of short-term investments	$1	$196	$142
In addition, during 2011, we exercised previously granted warrants to purchase common stock in a former licensee and subsequently sold this stock for $1,822.
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

5. Fair Value Measurement (continued)
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at December 31, 2013				Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$44,721	$—	$44,721	$—	$68,999	$—	$68,999	$—
Corporate bonds	31,755	—	31,755	—	17,327	—	17,327	—
Total	$76,476	$—	$76,476	$—	$86,326	$—	$86,326	$—
Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments.
We have classified our investments in municipal and corporate bonds within Level 2 as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The municipal and corporate bonds are valued based on model-driven valuations. A third party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our municipal and corporate bond investments.
     The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the year ended December 31, 2013, the Company recorded impairment charges of $11,661 on feature film production assets based on fair value measurements of $2,363.
During the year ended December 31, 2012, the Company recorded impairment charges of $1,229 on feature film production assets based on fair value measurements of $1,657. During the year ended December 31, 2011, the Company recorded impairment charges of $23,414 on feature film production assets based on fair value measurements of $21,186. See Note 7, Feature Film Production Assets, for further discussion. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party valuation specialist who assists us in gathering the necessary inputs used in our model.
The fair value of the Company's long-term debt, consisting of a promissory note payable to RBS Asset Finance, Inc., is estimated based upon quoted interest rates for similar types and amounts of borrowing agreements. At December 31, 2013, the face amount of the note approximates fair value.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

6. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2013	2012
Land, buildings and improvements	$106,749	$97,551
Equipment	107,305	93,316
Corporate aircraft	51,757	20,858
Vehicles	244	1,474
	266,055	213,199
Less accumulated depreciation and amortization	(132,575)	(111,037)
Total	$133,480	$102,162
         Included in Corporate aircraft for the year ended December 31, 2013 is $30,898 of costs related to the acquisition and refurbishment of a 2007 Bombardier Global 5000 aircraft. The aircraft was refurbished and placed into service in February 2014. Depreciation expense for property and equipment totaled $22,906, $19,151 and $14,520, for the years ended December 31, 2013, 2012 and 2011, respectively.
7. Feature Film Production Assets, Net
Feature film production assets consisted of the following:

	As of December 31,
	2013	2012
Feature film productions:
In release	$9,413	$13,238
Completed but not released	3,130	7,849
In production	2,686	1,977
In development	789	627
Total	$16,018	$23,691

Approximately 48% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 78% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production assets within four years as we receive revenues associated with international distribution of our licensed film.
During the year ended December 31, 2013, we released three feature films via theatrical distribution, No One Lives, The Call and Dead Man Down and one made-for television film, Christmas Bounty. These four films comprise $2,446 of our “In release” feature film assets, as of December 31, 2013. We also released two feature films, 12 Rounds 2: Reloaded and The Marine 3: Homefront direct to DVD during the year ended December 31, 2013, which comprise $2,808 of our "In release" feature film assets as of December 31, 2013. Third-party distributors control the distribution and marketing of these films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

7. Feature Film Production Assets, Net (continued)
During the year ended December 31, 2012, we released two feature films under our self-distribution model, Bending the Rules and Barricade which comprise $128 of our “In release” feature film assets December 31, 2013. We also re-issued one feature film, No Holds Barred direct-to-DVD under our self-distribution model during the year ended December 31, 2012. Under this distribution model, we control the distribution and marketing of these films. As a result, we record revenues and expenses on a gross basis in our consolidated financial statements. We also record distribution expenses, including advertising and other exploitation costs, in our financial statements as incurred. During 2012, the Company entered into an agreement to co-distribute the feature film, The Day, domestically. This film was released during August 2012 and the Company recognizes revenue generated by this film in a manner similar to how it recognizes revenue for its 2013 released films; on a net basis, after distribution fees and expenses have been recouped and expenses and results have been reported to us.
     Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the films' estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film is written down to fair value.
    We recorded impairment charges of $11,661, $1,229 and $23,414 related to our feature films during the years ended December 31, 2013, 2012 and 2011, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.
We currently have two theatrical films designated as “Completed but not released”. We have also capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the year ended December 31, 2013, we did not record any expense related to previously capitalized development costs related to abandoned projects. Approximately $1,045 and $728 of previously capitalized development costs were expensed for abandoned projects in 2012 and 2011, respectively.
8. Television Production Assets, Net
Television production assets consist primarily of episodic television series we have produced for distribution, either on our upcoming WWE Network or through other distribution platforms. Amounts capitalized include development costs, production costs, post-production costs and related production or post-production overhead. We have $10,772 and $6,331 capitalized as of December 31, 2013 and 2012, respectively, related to this type of programming. Costs to produce our live event programming are expensed when the event is first broadcast. For the year ended December 31, 2013, we amortized $7,012 related to the airings of the new television series, Total Divas. We did not amortize any expenses during the year ended December 31, 2012. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset. During the during the years ended December 31, 2013 and 2012, we did not record any impairments related to our television production assets.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2013	2012
Trade related	$8,565	$7,364
Payroll and related benefits	11,291	16,099
Talent related	6,304	9,805
Accrued event and television production	4,429	5,122
Accrued home entertainment expenses	1,341	1,989
Accrued legal and professional	1,903	1,243
Accrued purchases of property and equipment and other assets	1,700	1,415
Accrued film liability	2,654	572
Accrued other	9,695	5,345
Total	$47,882	$48,954
Accrued other includes accruals for our publishing and licensing business activities and other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities.
10. Debt
On August 7, 2013, the Company entered into a $31,568 promissory note (the “Note”) with RBS Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013 and has a final maturity of August 7, 2020. The Note is secured by a first priority perfected security interest in the newly purchased aircraft. There was $29,636 of borrowings outstanding related to the Note as of December 31, 2013. Under the terms of the Note, the Company has the ability to borrow up to an additional $535 for refurbishments to the corporate aircraft.

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. In April 2013, the Company amended and restated the revolving credit facility. Under the terms of the amended credit facility, (i) the maturity date was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide for greater financial flexibility. Applicable interest rates for the borrowings under the revolving credit facility are based on the Company's current consolidated leverage ratio. As of December 31, 2013, the LIBOR-based rate plus margin was 2.00%. As of December 31, 2013 and 2012, there were no amounts outstanding under the credit facility. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. At December 31, 2013, the Company had available debt capacity under the terms of the revolving credit facility of approximately $83,000.

Under the terms of the revolving credit facility, the Company is subject to certain financial covenants and restrictions, including limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. In addition, the revolving credit facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder, or if our consolidated leverage ratio (as calculated under the revolving credit facility) exceeds 2.8:1.0 or if our consolidated fixed charge coverage ratio (as calculated under the revolving credit facility) does not exceed 1.25:1.0. As of December 31, 2013, the Company is in compliance with the provisions of this credit facility.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

10. Debt (continued)
As of December 31, 2013, the scheduled principal repayments under our Note obligation for the subsequent five years and the remaining term of the note thereafter are as follows:

December 31, 2014	$4,251
December 31, 2015	4,345
December 31, 2016	4,440
December 31, 2017	4,538
December 31, 2018	4,638
Thereafter	7,424
$29,636
The table above assumes that the Note will not be prepaid prior to its maturity on August 7, 2020.
11. Income Taxes
For the years ended December 31, 2013, 2012 and 2011, we were taxed on our income from continuing operations at an effective tax rate of 39.9%, 26.4% and 32.7%, respectively. Our income tax provision for the years ended December 31, 2013, 2012 and 2011 was $1,839, $11,252 and $12,049, respectively, and included federal, state and foreign taxes.
The components of our tax provision are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$2,933	$4,825	$16,674
State and local	162	66	2,180
Foreign	166	178	(381)
Deferred:
Federal	(725)	6,150	(5,687)
State and local	(680)	34	(737)
Foreign	(17)	(1)	—
Total	$1,839	$11,252	$12,049
Components of income before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
U.S.	$4,011	$42,397	$36,764
International subsidiaries	592	287	117
Income before income taxes	$4,603	$42,684	$36,881

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

11. Income Taxes (continued)
  The following sets forth the difference between the provision for income taxes computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. federal tax at 35%	$1,611	$14,939	$12,908
State and local taxes, net of federal benefit	94	1,297	723
Foreign rate differential	(21)	(32)	562
Tax exempt interest income	(341)	(492)	(574)
Qualified production activity deduction	(94)	(854)	(1,450)
Unrecognized tax benefits	(278)	(3,827)	40
Meals and entertainment	257	198	113
Employee Stock Purchase Plan	133	41	(17)
Property and equipment depreciation	635	—	—
Other	(157)	(18)	(256)
Provision for income taxes	$1,839	$11,252	$12,049
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
	2013	2012
Deferred tax assets:
Accounts receivable	$1,070	$2,302
Inventory	4,768	4,640
Prepaid royalties	5,878	7,045
Stock options/stock compensation	1,969	1,235
Net operating loss carryforwards	1,512	1,618
Investments	3	—
Intangible assets	2,768	2,584
Accrued liabilities and reserves	519	411
Federal benefit related to uncertain tax positions	709	864
Deferred tax assets, gross	19,196	20,699
Valuation allowance	(1,512)	(1,616)
Deferred tax assets, net	17,684	19,083
Deferred tax liabilities:
Property and equipment depreciation	(5,174)	(7,825)
Capitalized feature film production costs	(2,951)	(2,894)
Investments	(3)	(230)
Deferred tax liabilities	(8,128)	(10,949)
Total deferred tax assets, net	$9,556	$8,134

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

11. Income Taxes (continued)
The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the exercise of stock options, restricted stock units and performance stock units of $3,939, $2,747 and $4,908 in 2013, 2012 and 2011, respectively.
As of December 31, 2013 and 2012, $12,237 and $14,403, respectively, of the deferred tax assets, net, are categorized as current assets in our consolidated balance sheets. As of December 31, 2013, $2,681 was included in non-current income tax liabilities, and as of December 31, 2012, $6,269 was included in other assets in our consolidated balance sheets.
As of December 31, 2013 and 2012, we had valuation allowances of $1,512 and $1,616 respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to losses incurred as a result of our Australian film entities, and are not expected to be realized due to the suspension of film activity in Australia.
     We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we believe the outcome of these audits will not have a material effect on our financial statements.
     U.S. income taxes have not been provided for on approximately $4,432 of unremitted earnings of our international subsidiaries. These earnings are expected to be indefinitely reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.
Unrecognized Tax Benefits
For the year ended December 31, 2013, we recognized $330 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $32 of potential interest and penalties related to uncertain tax positions. For the year ended December 31, 2012, we recognized $4,352 of previously unrecognized tax benefits relating to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions. Included in the amount recognized was $1,520 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts contributed to our effective tax rate of 39.9%for the year ended December 31, 2013 as compared to 26.4% for the year ended December 31, 2012.
At December 31, 2013, we had $1,786 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. Of this amount, $174 is classified in Prepaid expense and other current assets and the remaining $1,612 is classified in Non-current income tax liabilities. At December 31, 2012, we had $2,128 of unrecognized tax benefits. This entire amount was classified in Non-current income tax liabilities.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

11. Income Taxes (continued)
Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2013	2012	2011
Beginning Balance- January 1	$2,128	$10,733	$10,083
Increase to unrecognized tax benefits recorded for positions taken during the current year	108	307	1,226
(Decrease) Increase to unrecognized tax benefits recorded for positions taken during a prior period	(3)	(2,591)	470
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	(28)	(5,793)	(242)
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(419)	(528)	(804)
Ending Balance- December 31	$1,786	$2,128	$10,733
We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $453 of accrued interest and $171 of accrued penalties related to uncertain tax positions as of December 31, 2013. Of these amounts, $33 is classified in Prepaid expense and other current assets and the remaining $591 was classified in Non-current income tax liabilities. At December 31, 2012, we had $502 of accrued interest and $214 of accrued penalties related to uncertain tax positions. Of this amount, $20 was classified in Prepaid expense and other current assets and the remaining $696 was classified in Non-current income tax liabilities.
Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $890 within 12 months after December 31, 2013.
We file income tax returns in the United States and various state, local, and foreign jurisdictions. During 2013, the Company settled audits with various state, local, and foreign jurisdictions. We are subject to examination by the IRS, and with few exceptions, other state and local jurisdictions, for years ending on or after December 31, 2010.
12. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. Film and television production incentives received consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Feature film production incentives	$864	$1,851	$6,067
Television production incentives	10,345	7,979	6,565

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

13. Commitments and Contingencies
We have certain commitments, including various non-cancelable operating leases for facilities and sales offices, service contracts with certain vendors and various talent.
Future minimum payments as of December 31, 2013 under the agreements described above were as follows:

	Operating Lease Commitments	Talent and Other Commitments	Service Agreement Commitments	Total
2014	$3,866	$14,970	$7,637	$26,473
2015	2,732	9,688	—	12,420
2016	2,413	8,251	—	10,664
2017	1,605	7,131	—	8,736
2018	1,357	1,513	—	2,870
Thereafter	3,257	3,748	—	7,005
Total	$15,230	$45,301	$7,637	$68,168
     Rent expense under operating lease commitments totaled $5,405, $4,608 and $2,847 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
14. Related Party Transactions
     Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock. Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.
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
    Linda McMahon, former Chief Executive Officer of the Company, was a candidate for the United States Senate, representing the State of Connecticut, in 2010 and 2012. Mrs. McMahon’s election teams engaged the Company to produce certain television advertisements during these campaigns. The Company performed these services and charged the campaigns the fair market value for the provided television production services, which were approximately $4 and $3 for the years ended December 31, 2012 and 2011, respectively.
15. Stockholders’ Equity
Class B Convertible Common Stock
Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

15. Stockholders’ Equity (continued)
by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the years ended December 31, 2013, 2012 and 2011, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.
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
     We paid quarterly dividends of $0.12 per share, totaling $35,979 and $35,815, on all Class A and Class B shares for the years ended December 31, 2013 and 2012, respectively. In the year ended December 31, 2011, we paid one quarterly dividend of $0.36 per share and three quarterly dividends of $0.12 per share, totaling $19,957, on all Class A common shares, and we paid one quarterly dividend of $0.24 per share and three quarterly dividends of $0.12 per share, totaling $27,852, on all Class B common shares.
16. Stock-based Compensation
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
As of December 31, 2013, there were approximately 2.3 million shares available for future grants under the 2007 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs and PSUs.
Stock Options
We have not granted any stock options since June 2004. Since December 31, 2012, there are no stock options outstanding and no options were exercised during the years ended December 31, 2013, 2012, and 2011.
Restricted Stock Units
      The Company grants RSUs to officers and employees under our 2007 Plan. Stock-based compensation costs associated with our RSUs are determined using the fair market value of the Company's common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. We estimate forfeitures, based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. RSUs typically have a three year service requirement and vest in equal annual installments. Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

16. Stock-based Compensation (continued)
The following tables summarize the activity of RSUs for the year ended December 31, 2013:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	146,175	$9.97
Granted	51,977	$9.91
Vested	(64,357)	$10.20
Forfeited	(32,550)	$9.04
Dividend Equivalents	5,789	$9.47
Unvested at December 31, 2013	107,034	$9.87

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$632	$1,320	$370
Tax benefits realized	621	494	141
Weighted-average grant-date fair value of RSUs granted	515	1,366	632
Fair value of RSUs vested	656	647	1,700
As of December 31, 2013, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures, was approximately $424, before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.3 years.
Performance Stock Units
Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date) and are granted under our 2007 Plan. The vesting of these PSUs are subject to certain performance conditions and a service requirement of three and one half years. Until such time the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the probability of attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

16. Stock-based Compensation (continued)
The following tables summarize the activity of PSUs for the year ended December 31, 2013:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	685,703	$8.37
Granted	932,786	$15.47
Vested	(314,008)	$9.35
Forfeited	(74,318)	$11.81
Dividend Equivalents	29,466	$10.27
Unvested at December 31, 2013	1,259,629	$13.46

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$4,489	$2,440	$2,378
Tax benefits realized	3,318	2,252	904
Weighted-average grant-date fair value of PSUs granted	14,430	4,913	6,062
Fair value of PSUs vested	2,937	4,375	5,878
During the year ended December 31, 2012, we granted 622,700 PSUs which were subject to performance conditions. During the three months ended March 31, 2013, the certain performance conditions related to these PSUs were met which resulted in us granting 127,890 additional PSU's in 2013 relating to the initial 2012 PSU grant.
During the three months ended March 31, 2013, we granted 804,896 PSUs which are subject to certain performance conditions.
As of December 31, 2013, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was approximately $5,733, before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.6 years.
Employee Stock Purchase Plan
     We provide a stock purchase plan for our employees. Under the plan, all regular full-time employees may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to Selling, general and administrative expense for the difference between the fair market value and the discounted price. During 2013, 2012 and 2011, employees purchased 76,219, 76,676 and 67,537 shares of our common stock which resulted in an expense of $404, $85, $110, respectively.
17. Employee Benefit Plans
We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $1,606, $1,384 and $1,239 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2013, 2012 or 2011.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

18. Segment Information
     As discussed in Note 1, the Company currently classifies its operations into four reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media and WWE Studios.
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

18. Segment Information (continued)
The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2013	2012	2011
Net revenues:
Live and Televised Entertainment	$382,257	$353,849	$339,979
Consumer Products	76,406	87,756	94,914
Digital Media	38,529	34,531	28,132
WWE Studios	10,778	7,877	20,896
Total net revenues	$507,970	$484,013	$483,921

Depreciation and amortization:
Live and Televised Entertainment	$6,657	$9,238	$7,491
Consumer Products	1,562	874	460
Digital Media	2,693	1,485	1,174
WWE Studios	9	9	9
Unallocated Corporate and other	13,548	8,418	5,846
Total depreciation and amortization	$24,469	$20,024	$14,980

OIBDA:
Live and Televised Entertainment	$119,498	$126,452	$123,414
Consumer Products	40,794	48,641	51,033
Digital Media	7,935	10,325	7,175
WWE Studios	(12,744)	(5,457)	(29,375)
Unallocated Corporate and other	(125,123)	(116,742)	(100,248)
Total OIBDA	$30,360	$63,219	$51,999

Reconciliation of Total Operating Income to Total OIBDA

	Year Ended December 31,
	2013	2012	2011
Total operating income	$5,891	$43,195	$37,019
Depreciation and amortization	24,469	20,024	14,980
Total OIBDA	$30,360	$63,219	$51,999

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

18. Segment Information (continued)
Assets by Segment:

	As of December 31,
	2013	2012
Assets:
Live and Televised Entertainment	$186,015	$150,014
Consumer Products	12,940	13,227
Digital Media	9,187	8,854
WWE Studios	18,322	27,410
Unallocated Corporate and other	151,998	181,878
Total assets	$378,462	$381,383

Included in Live and Televised Entertainment for the year ended December 31, 2013 is $30,898 of costs related to the acquisition and refurbishment of a 2007 Bombardier Global 5000 aircraft. The aircraft was refurbished and placed into service in February 2014. Unallocated assets represent certain assets not allocated to the reportable segments. These assets are primarily corporate related and benefit the Company as a whole.

Capital Spending by Segment:

	Year ended December 31,
	2013	2012	2011
Live and Televised Entertainment	$31,077	$3,123	$5,210
Consumer Products	225	5,188	1,793
Digital Media	4,110	1,996	1,686
Corporate and other	20,518	23,583	19,267
Total purchases of property and equipment and other assets	$55,930	$33,890	$27,956

Geographic Information
     Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year ended December 31,
	2013	2012	2011
North America	$391,663	$365,942	$350,523
Europe/Middle East/Africa	72,409	70,720	76,165
Asia Pacific	37,269	37,087	38,662
Latin America	6,629	10,264	18,571
Total net revenues	$507,970	$484,013	$483,921

Revenues generated from the United Kingdom, our largest international market, totaled $36,003, $34,001 and $33,178 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company's property and equipment was almost entirely located in the United States at December 31, 2013 and 2012.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

19. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including our television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At December 31, 2013, our largest single customer balance was approximately 13% of our gross accounts receivable balance.
20. Quarterly Financial Summaries (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	(1) (3)	(2)	(1) (2)	(1)
Net revenues	$124,001	$152,282	$113,292	$118,395
Cost of revenues	$74,866	$96,855	$70,947	$80,360
Net income (loss)	$3,034	$5,182	$2,439	$(7,891)
Net income (loss) per common share: basic	$0.04	$0.07	$0.03	$(0.11)
Net income (loss) per common share: diluted	$0.04	$0.07	$0.03	$(0.10)
2012
Net revenues	$123,068	$141,648	$104,197	$115,100
Cost of revenues	$68,397	$85,484	$61,406	$69,166
Net income	$15,331	$11,943	$3,527	$631
Net income per common share: basic	$0.21	$0.16	$0.05	$0.01
Net income per common share: diluted	$0.20	$0.16	$0.05	$0.01

(1)
Cost of revenues for the first and third quarters of 2013 includes impairment charges of $4,696 and $6,965, respectively, related to certain of our feature films. Cost of revenues for the first and fourth quarters of 2012 includes impairment charges of $754 and $475, respectively, related to certain of our feature films. See Note 7. Feature Film Production Assets.

(2)	Net income for the second and third quarters of 2013 and 2012 includes the benefit of $257, $6,373, and $1,031, $4,143, respectively, relating to incentives received relating to television production.

(3)	Net income includes a $4,057 tax benefit in the first quarter of 2012 related to previously unrecognized tax benefits.

21. Subsequent Event
On January 8, 2014, the Company announced the launch of WWE Network. WWE Network, the first-ever 24/7 streaming network, will launch live in the U.S. on Monday, February 24, 2014 featuring all twelve WWE live pay-per-view events – including WrestleMania. WWE Network will also include original programming, reality shows, documentaries, classic matches and more than 1,500 hours of video on demand. In anticipation of launching WWE Network, the Company announced that it will cease operations of its WWE Classics on Demand Subscription On Demand offering in January 2014. Additionally, the launch of WWE Network, which reimagines the distribution of WWE’s pay-per-view events, could reduce the monetization of other assets, such as pay-per-view and other content distributed on certain digital platforms, the effect of which the Company is not able to estimate.

WORLD WRESTLING ENTERTAINMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charges to Expense/ Against Revenues	Deductions/Adjustments *	Balance at End of Year
For the Year Ended December 31, 2013
Allowance for doubtful accounts	$6,275	$(6)	$(3,483)	$2,786
Magazine publishing allowance for newsstand returns	2,145	14,948	(15,055)	2,038
Home video allowance for returns	6,271	18,711	(20,462)	4,520
For the Year Ended December 31, 2012
Allowance for doubtful accounts	$2,179	$2,483	$1,613	$6,275
Magazine publishing allowance for newsstand returns	3,286	14,355	(15,496)	2,145
Home video allowance for returns	7,096	15,990	(16,815)	6,271
For the Year Ended December 31, 2011
Allowance for doubtful accounts	$12,316	$(692)	$(9,445)	$2,179
Magazine publishing allowance for newsstand returns	4,277	23,626	(24,617)	3,286
Home video allowance for returns	5,637	18,778	(17,319)	7,096

* Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of magazines and home videos from retailers or adjustments to the allowance account which affects bad debt expense.