Form 10-Q
period 2014-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2014-05-02
CIK 1091907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No ☐

At April 30, 2014 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 32,856,521 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 42,298,437.

WORLD WRESTLING ENTERTAINMENT, INC.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net revenues	$125,572	$124,001
Cost of revenues (including amortization and impairments of feature film and television production assets of $4,268 and $6,074, respectively)	84,716	74,866
Selling, general and administrative expenses	48,028	37,831
Depreciation and amortization	5,008	5,232
Operating (loss) income	(12,180)	6,072
Investment income, net	264	448
Interest expense	(475)	(352)
Other expense, net	(74)	(1,345)
(Loss) income before income taxes	(12,465)	4,823
(Benefit from) provision for income taxes	(4,429)	1,789
Net (loss) income	$(8,036)	$3,034

(Loss) Earnings per share:
Basic and diluted	$(0.11)	$0.04

Weighted average common shares outstanding:
Basic	75,137	74,800
Diluted	75,137	75,233
Dividends declared per common share (Class A and B)	$0.12	$0.12

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net (loss) income	$(8,036)	$3,034
Other comprehensive income (loss):
Foreign currency translation adjustment	9	(88)
Change in unrealized holding gain/(loss) on available-for-sale securities (net of tax (benefit)/expense of $35 and ($7), respectively)	57	(10)
Reclassification adjustment for gains realized in net income - available-for-sale securities (net of tax expense of $1 and $0, respectively)	(2)	—
Total other comprehensive income (loss)	64	(98)
Comprehensive (loss) income	$(7,972)	$2,936

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	As of
	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,400	$32,911
Short-term investments, net	65,866	76,476
Accounts receivable (net of allowances for doubtful accounts and returns
of $9,838 and $9,344 respectively)	67,363	59,552
Inventory	4,403	2,874
Deferred income tax assets	12,848	12,237
Prepaid expenses and other current assets	23,399	16,147
Total current assets	195,279	200,197
PROPERTY AND EQUIPMENT, NET	128,952	133,480
FEATURE FILM PRODUCTION ASSETS, NET	19,016	16,018
TELEVISION PRODUCTION ASSETS, NET	13,171	10,772
INVESTMENT SECURITIES	10,518	8,299
OTHER ASSETS	15,038	9,696
TOTAL ASSETS	$381,974	$378,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,274	$4,251
Accounts payable and accrued expenses	53,881	47,882
Deferred income	44,325	30,112
Total current liabilities	102,480	82,245
LONG-TERM DEBT	24,843	25,385
NON-CURRENT INCOME TAX LIABILITIES	2,253	4,884
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
32,849,127 and 31,302,790 shares issued and outstanding as of
March 31, 2014 and December 31, 2013, respectively)	329	313
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
42,298,437 and 43,797,830 shares issued and outstanding as of
March 31, 2014 and December 31, 2013, respectively)	423	438
Additional paid-in-capital	350,430	346,974
Accumulated other comprehensive income	3,576	3,512
Accumulated deficit	(102,360)	(85,289)
Total stockholders’ equity	252,398	265,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,974	$378,462

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2013	31,303	$313	43,798	$438	$346,974	$3,512	$(85,289)	$265,948
Net loss	—	—	—	—	—	—	(8,036)	(8,036)
Other comprehensive income	—	—	—	—	—	64	—	64
Stock issuances, net	46	1	—	—	266	—	—	267
Conversion of Class B common stock by shareholder	1,500	15	(1,500)	(15)	—	—	—	—
Excess tax benefits from stock-based payment arrangements	—	—	—	—	43	—	—	43
Dividends paid	—	—	—	—	17	—	(9,035)	(9,018)
Stock-based compensation	—	—	—	—	3,130	—	—	3,130
Balance, March 31, 2014	32,849	$329	42,298	$423	$350,430	$3,576	$(102,360)	$252,398

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES:
Net (loss) income	$(8,036)	$3,034
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization and impairments of feature film production assets	1,437	6,074
Amortization of television production assets	2,831	—
Depreciation and amortization	5,008	5,232
Amortization of bond premium	405	538
Amortization of debt issuance costs	112	154
Stock-based compensation	3,130	1,215
Recovery from doubtful accounts	(93)	(316)
Services provided in exchange for equity instruments	(220)	(220)
Loss on disposal of property and equipment	—	425
Provision for deferred income taxes	5,140	456
Other non-cash items	(12)	34
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(7,709)	(3,676)
Inventory	(1,529)	(1,327)
Prepaid expenses and other assets	(11,065)	(2,502)
Feature film production assets	(4,436)	(769)
Television production assets	(5,229)	(638)
Accounts payable and accrued expenses	(3,320)	(8,090)
Deferred income	14,213	(5,521)
Net cash used in operating activities	(9,373)	(5,897)
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(4,268)	(4,944)
Net proceeds from infrastructure improvement incentives	2,937	—
Purchases of short-term investments	(2,511)	(8,999)
Proceeds from sales and maturities of investments	12,808	8,785
Purchase of cost method investments	(2,000)	—
Net cash provided by/(used in) investing activities	6,966	(5,158)
FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	364	—
Repayment of long-term debt	(882)	—
Dividends paid	(9,018)	(8,977)
Issuance of stock	389	262
Excess tax benefits from stock-based payment arrangements	43	—
Net cash used in financing activities	(9,104)	(8,715)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,511)	(19,770)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,911	66,048
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,400	$46,278
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	632	1,779

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

1. Basis of Presentation and Business Description
The accompanying consolidated financial statements include the accounts of WWE. “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. We are an integrated media and entertainment company, principally engaged in the production and distribution of content through various channels including our recently launched digital over-the-top WWE Network, television rights agreements, pay-per-view event programming, live events, feature films, licensing of various WWE themed products and the sale of consumer products featuring our brands. Our operations are organized around the following four principal activities:
Media Division:
Network

•	Revenues consist principally of subscriptions to WWE Network and fees for viewing our pay-per-view and video-on-demand programming.
Television
•Revenues consist principally of television rights fees and television advertising fees.
Home Entertainment
•Revenues consist principally of sales of WWE produced content via home entertainment platforms.
Digital Media

•	Revenues consist principally of advertising sales on our websites, rights fees received for digital content, sales of various broadband and mobile content and magazine publishing.

Live Events
•Revenues consist principally of ticket sales and travel packages for live events.

Consumer Products Division:
Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys and apparel.
Venue Merchandise
•Revenues consist of sales of merchandise at our live events.
WWEShop
•Revenues consist of sales of merchandise on our website through our WWEShop internet storefront.

WWE Studios
•Revenues consist of amounts earned from the production and/or distribution of filmed entertainment.

In our prior reports filed with the Securities Exchange Commission ("SEC") through fiscal year 2013, we presented five reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media, WWE Studios and Unallocated Corporate and Other. Effective January 1, 2014, we now present ten reportable segments. Information presented for the three months ended March 31, 2013 included in the unaudited consolidated financial statements herein and elsewhere in this Quarterly Report has been recast to reflect our new segment presentation. See Note 2, Segment Information, for further details on our reportable segments. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Within the Consolidated Statements of Cash Flows from operating activities, certain prior year amounts were reclassified to conform to the current period presentation.
The accompanying consolidated financial statements are unaudited. All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.
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
Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
There are no accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.
2. Segment Information
During the three months ended March 31, 2014, the Company launched WWE Network, which changed the way that certain content is delivered to our customers. The launch of WWE Network coupled with the continued convergence within the media landscape, has resulted in a change in the Company’s management reporting to its chief operating decision maker. These changes necessitated a change in the Company’s segment reporting to align with management’s operational view. As discussed in Note 1, the Company currently classifies its operations into ten reportable segments. The ten reportable segments of the Company now include the following: Network (which includes our pay-per-view business), Television, Home Entertainment and Digital Media, individual segments that comprise the Media Division; Live Events; Licensing, Venue Merchandise, WWEShop, individual segments that comprise the Consumer Products Division; WWE Studios and Corporate and Other (as defined below).

We do not disclose assets by segment information. In general, assets of the Company are leveraged across its reportable segments and we do not provide assets by segment information to our chief operating decision maker, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment.

The Company presents OIBDA as the primary measure of segment profit (loss). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. The Company defines OIBDA as operating income before depreciation and amortization, excluding feature film and television production asset amortization and impairments.
We do not allocate certain costs included in OIBDA of our Corporate and Other segment to the other reportable segments. Corporate and Other expense primarily includes corporate overhead and certain expenses related to sales and marketing, international, and talent development functions, including costs associated with our recently opened WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated. Revenues from transactions between our operating segments are not material.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended
	March 31, 2014	March 31, 2013
Net revenues:
Network	$18,432	$16,004
Television	40,587	37,778
Home Entertainment	10,463	6,965
Digital Media	6,687	7,055
Live Events	21,666	21,035
Licensing	14,080	24,022
Venue Merchandise	4,979	5,109
WWEShop	4,176	3,513
WWE Studios	4,336	1,905
Corporate & Other	166	615
Total net revenues	$125,572	$124,001
OIBDA:
Network	$(3,589)	$4,979
Television	10,874	12,083
Home Entertainment	6,291	3,189
Digital Media	(350)	1,320
Live Events	3,812	4,407
Licensing	9,154	20,095
Venue Merchandise	2,089	1,816
WWEShop	654	790
WWE Studios	1,591	(5,044)
Corporate & Other	(37,698)	(32,331)
Total OIBDA	$(7,172)	$11,304

Reconciliation of Total Operating (Loss) Income to Total OIBDA

	Three Months Ended
	March 31, 2014	March 31, 2013
Total operating (loss) income	$(12,180)	$6,072
Depreciation and amortization	5,008	5,232
Total OIBDA	$(7,172)	$11,304

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended
	March 31, 2014	March 31, 2013
North America	$101,718	$97,824
Europe/Middle East/Africa	12,849	16,253
Asia Pacific	8,990	7,885
Latin America	2,015	2,039
Total net revenues	$125,572	$124,001
Revenues generated from the United Kingdom, our largest international market, totaled $7,072 and $7,703 for the three months ended March 31, 2014 and 2013, respectively. The Company’s property and equipment was almost entirely located in the United States at March 31, 2014 and 2013.
3. Stock-based Compensation
Restricted Stock Units
The Company grants restricted stock units ("RSUs") to officers and employees under the 2007 Amended and Restated Omnibus Incentive Plan (the "2007 Plan"). Stock-based compensation costs associated with our RSUs are determined using the fair market value of the Company’s common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs have a service requirement typically over a three-year to three and one half year vesting schedule. We estimate forfeitures based on historical trends, when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.
The following table summarizes the RSU activity during the three months ended March 31, 2014:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	107,034	$9.87
Granted	99,796	$24.07
Vested	(14,882)	$12.27
Forfeited	(3,681)	$8.39
Dividend equivalents	760	$17.23
Unvested at March 31, 2014	189,027	$17.23

Performance Stock Units
Stock-based compensation costs associated with our performance stock units ("PSUs") are initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation Committee (service inception date) and are granted under the 2007 Plan. The vesting of these PSUs are subject to certain performance conditions and a service requirement of approximately three and one half years. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Company's common stock and the probability of attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.
The following table summarizes the PSU activity during the three months ended March 31, 2014:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	1,259,629	$13.46
Granted	278,281	$28.88
Achievement adjustment	(387,633)	$23.99
Vested	—	$—
Forfeited	(5,617)	$23.99
Dividend equivalents	3,498	$15.31
Unvested at March 31, 2014	1,148,158	$18.60
During the year ended December 31, 2013, we granted 804,896 PSUs which were subject to performance conditions. During the three months ended March 31, 2014, the certain performance conditions related to these PSUs were partially met which resulted in a reduction of 387,633 PSUs in 2014 relating to the initial 2013 PSU grant.
During the three months ended March 31, 2014, we granted 278,281 PSUs which are subject to certain performance conditions.
Stock-based compensation costs totaled $3,130 and $1,215 for the three months ended March 31, 2014 and 2013, respectively.
4. Property and Equipment
Property and equipment consisted of the following:

	As of
	March 31, 2014	December 31, 2013
Land, buildings and improvements	$105,631	$106,749
Equipment	108,131	107,305
Corporate aircrafts	52,131	51,757
Vehicles	244	244
	266,137	266,055
Less accumulated depreciation	(137,185)	(132,575)
Total	$128,952	$133,480
During the first quarter of 2014, the Company received tax credits relating to our infrastructure improvements in conjunction with capital projects to support our increased content production efforts. Depreciation expense for property and equipment totaled $4,607 and $4,846 for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense in the current year quarter reflects a benefit of $1,202 from the recognition of the infrastructure tax credit noted above. The credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. The credit was received in the current year but related to assets placed in service in prior years.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

5. Feature Film Production Assets, Net
Feature film production assets consisted of the following:

	As of
	March 31, 2014	December 31, 2013
Feature film productions:
In release	$9,210	$9,413
Completed but not released	7,017	3,130
In production	2,083	2,686
In development	706	789
Total	$19,016	$16,018
Approximately 42% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 76% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production asset within four years as we receive revenues associated with international distribution of our licensed films.
During the three months ended March 31, 2014, we released one film direct to DVD, Scooby Doo at WrestleMania, which comprises $1,090 of our "In release" feature film assets as of March 31, 2014. Third-party distributors control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film. During the first quarter of 2013, we released two feature films via theatrical distribution, The Call and Dead Man Down, and released The Marine 3: Homefront direct to DVD, which aggregate $2,668 of our "In release" feature film assets as of March 31, 2014.
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
We did not record any impairment charges during the three months ended March 31, 2014 related to our feature films. During the three months ended March 31, 2013, we recorded an impairment charge of $4,696 related to the feature film, Dead Man Down. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.
We currently have three theatrical films designated as "Completed but not released". We also have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three months ended March 31, 2014, we expensed $135 related to previously capitalized development costs related to abandoned projects. We did not incur any comparable expense in the prior year quarter.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

6. Television Production Assets, Net
Television production assets consist primarily of episodic content series we have produced for distribution through a variety of platforms including on WWE Network. Amounts capitalized primarily include development costs, production costs, production overhead and employee salaries. We have $13,171 and $10,772 capitalized as of March 31, 2014 and December 31, 2013, respectively, related to this type of programming. Costs to produce our live event programming are expensed when the event is first broadcast. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. During the three months ended March 31, 2014, we amortized $2,831 related to the airings of the television series, Total Divas on the E! Network and WWE Countdown and WrestleMania Rewind which are aired on WWE Network. We did not amortize any expenses during the three months ended March 31, 2013. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset. During the three months ended March 31, 2014 and 2013, we did not record any impairments related to our television production assets.
7. Investment Securities and Short-Term Investments
Investment Securities:
On March 14, 2014, the Company invested $2,000 in Series E Preferred Stock of a software application developer. On May 30, 2013, the Company made an investment of $2,200 in a live event touring business. On June 25, 2012, the Company invested $5,000 in Tout Industries, Inc.'s ("Tout") Series B Preferred Stock. Additionally, the Investment in Tout includes shares received in conjunction with a strategic partnership of which approximately $1,098 was in prior periods and $220 was received during the three months ended March 31, 2014. These investments are accounted for under the cost method. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. No such indicators were noted during the three months ended March 31, 2014. Included in Investment Securities in our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 are $10,518 and $8,299, respectively, related to these investments.
Short-Term Investments:
Short-term investments measured at fair value consisted of the following:

	March 31, 2014				December 31, 2013
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gain	(Loss)	Fair Value	Amortized Cost	Gain	(Loss)	Fair Value
Municipal bonds	$39,289	$164	$(57)	$39,396	$44,636	$176	$(91)	$44,721
Corporate bonds	26,473	89	(92)	26,470	31,825	104	(174)	31,755
Total	$65,762	$253	$(149)	$65,866	$76,461	$280	$(265)	$76,476
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of March 31, 2014, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month-9 years
Corporate bonds	3 months-4 years
The following table summarizes the short-term investment activity:

	Three Months Ended
	March 31, 2014	March 31, 2013
Proceeds from sale of short-term investments	$7,778	$—
Proceeds from maturities and calls of short-term investments	$5,030	$8,875
Gross realized gains on sale of short-term investments	$3	$—

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

Level 1-	quoted prices in active markets for identical assets or liabilities;
Level 2-	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3-	unobservable inputs, such as discounted cash flow models or valuations
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at March 31, 2014				Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$39,396	$—	$39,396	$—	$44,721	$—	$44,721	$—
Corporate bonds	26,470	—	26,470	—	31,755	—	31,755	—
Total	$65,866	$—	$65,866	$—	$76,476	$—	$76,476	$—

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
The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the three months ended March 31, 2014, the Company did not record any impairment charges on these assets. During the three months ended March 31, 2013, the Company recorded an impairment charge of $4,696 on a feature film production asset based on a fair value measurement of $989. See Note 5, Feature Film Production Assets, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party valuation specialist who assists us in gathering the necessary inputs used in our model.
The fair value of the Company’s long-term debt, consisting of a promissory note payable to RBS Asset Finance, Inc. is estimated based upon quoted price estimates for similar debt arrangements.  At March 31, 2014, the face amount of the note approximates its fair value.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of
	March 31, 2014	December 31, 2013
Trade related	$7,598	$8,565
Payroll and related benefits	10,597	11,291
Talent related	5,079	6,304
Accrued WWE Network related expenses	10,418	2,477
Accrued event and television production	4,306	4,429
Accrued home entertainment expenses	1,470	1,341
Accrued legal and professional	2,376	1,903
Accrued purchases of property and equipment and other assets	632	1,700
Accrued film liability	2,654	2,654
Accrued other	8,751	7,218
Total	$53,881	$47,882
Accrued other includes accruals for our publishing and licensing business activities and other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The increase in the balance of Accrued WWE Network related expenses from year end primarily reflects the Company's activities associated with the launch of WWE Network, including advertising and promotions, costs in support of the network launch and operations of the network.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

10. Debt
On August 7, 2013, the Company entered into a $31,568 promissory note (the “Note”) with RBS Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013 and has a final maturity of August 7, 2020. The Note is secured by a first priority perfected security interest in the newly purchased aircraft. As of March 31, 2014, the amount outstanding related to the Note was $29,117.

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. In April 2013, the Company amended and restated the revolving credit facility. Under the terms of the amended credit facility, (i) the maturity date was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide for greater financial flexibility. Applicable interest rates for the borrowings under the revolving credit facility are based on the Company's current consolidated leverage ratio. As of March 31, 2014, the LIBOR-based rate plus margin was 2.23%. As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under the credit facility. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility.

Under the terms of the revolving credit facility, as amended, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. On May 1, 2014, the Company entered into a First Amendment to its Amended and Restated Credit Facility ("the Amendment") and further modified certain financial covenants to provide for greater financial flexibility. See Note 14, Subsequent Event, for further discussion. As of March 31, 2014, given effect to such Amendment, the Company is in compliance with the provisions of the credit facility and had available debt capacity under the terms of the revolving credit facility of approximately $90,000.

11. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our network, television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At March 31, 2014, our largest single customer balance was approximately 14% of our gross accounts receivable balance.
12. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the three months ended March 31, 2014, we received $3,080 for infrastructure improvement incentives relating to qualifying capital projects. Of this amount $2,937, was recorded as a reduction in property and equipment. We did not receive any similar incentives for the three months ended March 31, 2013. During the three months ended March 31, 2014 and 2013, we did not receive any incentives relating to film or television production activities.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

13. Commitments and Contingencies
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
14. Subsequent Event
On May 1, 2014, the Company entered into a First Amendment to its Amended and Restated Credit Facility with a syndicated group of banks, with JPMorgan Chase, as administrative agent. The Amendment, among other things, (a) adjusts the consolidated EBITDA calculation for the four quarterly periods in 2014 and the first and second quarters of 2015 by permitting the add-back of WWE Network Expenses subject to specified maximum amounts in such periods, and (b) increases the consolidated EBITDA calculation by the amount of any net investments in respect of feature film production, subject to specified maximum amounts for the quarters ending September 30, 2014 and December 31, 2014 and (c) reduces the consolidated fixed charge coverage ratio for four quarters in 2014 and the first two quarters in 2015 such that the consolidated fixed charge coverage ratio may not be less than 1.0:1.0 for the respective quarterly periods ending March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, increasing to 1.10:1.0 for the quarter ending March 31, 2015, to 1.15:1.0 for the quarter ending June 30, 2015, and to 1.25:1.0 for the quarter ending September 30, 2015 and thereafter.  The Amendment also includes certain additional allowances for the Company to make investments in special film entities.  The Company has no outstanding borrowings under the credit facility for the periods presented and as of March 31, 2014, is currently in compliance with the provisions of the revolving credit facility and is not restricted from paying dividends to our stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
     The following analysis outlines all material activities contained within each of our reportable segments.
Media Division:
Network

•	Revenues consist principally of subscriptions to WWE Network and fees for viewing our pay-per-view and video-on-demand programming.
Television
•Revenues consist principally of television rights fees and television advertising fees.
Home Entertainment
•Revenues consist principally of sales of WWE produced content via home entertainment platforms.
Digital Media

•	Revenues consist principally of advertising sales on our websites, rights fees received for digital content, sales of various broadband and mobile content and magazine publishing.

Live Events
•Revenues consist principally of ticket sales and travel packages for live events.

Consumer Products Division:
Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys and apparel.
Venue Merchandise
•Revenues consist of sales of merchandise at our live events.
WWEShop
•Revenues consist of sales of merchandise on our website through our WWEShop internet storefront.

WWE Studios
•Revenues consist of amounts earned from the production and/or distribution of filmed entertainment.

Corporate & Other

•	Revenues consist of amounts earned from talent appearances. Expenses include corporate overhead and certain expenses related to sales and marketing, international, and talent development functions.

Results of Operations
The Company presents OIBDA as the primary measure of segment profit (loss). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. The Company defines OIBDA as operating income before depreciation and amortization, excluding feature film and television production asset amortization and impairments. OIBDA is a non-GAAP financial measure and may be different than similarly-

titled non-GAAP financial measures used by other companies. A limitation of OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business. OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. See Note 2, Segment Information in the accompanying Consolidated Financial Statements for a reconciliation of OIBDA to operating income for the periods presented.

Results of Operations
Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013
(dollars in millions)
Summary

	Three Months Ended
	March 31, 2014	March 31, 2013	increase (decrease)
Net Revenues
Media Division	$76.2	$67.8	12%
Live Events	21.7	21.0	3%
Consumer Products Division	23.2	32.6	(29)%
WWE Studios	4.3	1.9	126%
Corporate & Other	0.2	0.7	(71)%
Total	125.6	124.0	1%

OIBDA
Media Division	13.2	21.6	(39)%
Live Events	3.8	4.4	(14)%
Consumer Products Division	11.9	22.7	(48)%
WWE Studios	1.6	(5.0)	132%
Corporate & Other	(37.7)	(32.4)	16%
Total	(7.2)	11.3	(164)%
OIBDA as a percentage of revenues	(6)%	9%

Depreciation and amortization expense	5.0	5.2	(4)%
Operating (loss) income	(12.2)	6.1	(300)%
Investment and other expense, net	(0.3)	(1.3)	(77)%
(Loss) income before income taxes	(12.5)	4.8	(360)%
(Benefit from) provision for income taxes	(4.5)	1.8	(350)%
Net (loss) income	$(8.0)	$3.0	(367)%

      In the prior year quarter, our results were impacted by $4.7 million of impairment charges related to the feature film, Dead Man Down, partially offset by an approximate $3.4 million positive impact from the transition of our video game to a new licensee. There were no such charges in the current year quarter.
Our Media division revenues increased 12% driven primarily by increases from our Home Entertainment and Television segments and the impact of the launch of our new WWE Network. Our Live Events segment experienced a 3% increase in revenues primarily driven by higher attendance and higher average ticket prices. Our Consumer Products division experienced a 29% decline in revenues, primarily driven by lower licensing revenues from our video games. Our WWE Studios segment reflected a $2.4 million increase in revenues driven by the timing of our film releases and the related revenue from our movie portfolio.

Media Division
     The following tables present the performance results for our segments within our Media division (dollars in millions except where noted):

	Three Months Ended
Revenues-Media Division	March 31, 2014	March 31, 2013	increase (decrease)
Network	$18.4	$16.0	15%
Monthly subscription price (dollars)	$9.99	N/A
Number of paid subscribers	495,000	N/A
Number of pay-per-view events	2	2	—%
Number of buys from pay-per-view events	677,400	744,500	(9)%
Average revenue per buy (dollars)	$20.00	$19.79	1%
Pay-per-view domestic retail price (dollars)	$44.95	$44.95	—%
Television	$40.6	$37.7	8%
Home Entertainment	$10.5	$7.0	50%
Gross units shipped	1,087,300	1,216,200	(11)%
Digital Media	$6.7	$7.1	(6)%
Total	$76.2	$67.8	12%

Television Ratings
Average weekly household ratings for RAW	3.7	3.7	—%
Average weekly household ratings for SmackDown	2.4	2.3	4%
Average weekly household ratings for WWE Main Event	1.0	1.0	—%
Average weekly household ratings for Total Divas (E!)	1.5	N/A

	Three Months Ended
OIBDA-Media Division	March 31, 2014	March 31, 2013	increase (decrease)
Network	$(3.6)	$5.0	(172)%
Television	10.9	12.1	(10)%
Home Entertainment	6.3	3.2	97%
Digital Media	(0.4)	1.3	(131)%
Total	$13.2	$21.6	(39)%
OIBDA as a percentage of revenues	17%	32%

Network revenues, which include revenues generated by the WWE Network, pay-per-view and video-on-demand, increased by $2.4 million in the current year quarter as compared to the prior year quarter. WWE Network, which launched on February 24, 2014, accounted for $4.4 million in new digital subscription revenues in the current year quarter with 495,000 subscribers as of March 31, 2014. The subscription to WWE Network is $9.99 per month with a 6 month commitment. WWE Network is a 24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library. The $4.4 million of revenues generated by WWE Network in the current year quarter was partially offset by the decline in pay-per-view revenue of $1.3 million due primarily to a 10% decline in pay-per-view buys for Royal Rumble and Elimination Chamber with average revenue per buy remaining relatively flat at approximately $20.00 per buy. In addition, video-on-demand revenues decreased by $0.6 million due to the cessation of our Classics On Demand offering in January 2014 in anticipation of the launch of WWE Network in February.  Total Network OIBDA as a percentage of revenues decreased to a loss of 20% in the current year quarter as compared to a profit of 31% in the prior year quarter driven mainly by the costs associated with the launch and ongoing support of our WWE Network. In support of the network launch, we incurred $4.8 million of advertising and $3.8 million of customer service costs in anticipation of initial customer demand and inquiries.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $2.9 million in the current year quarter as compared to the prior year quarter.  Our domestic television rights fees increased by $1.4 million, primarily due to the production and licensing of the second season of Total Divas, which is carried on the E! Network and which did not air in the prior year quarter. Additionally, our international television rights fees increased by $1.1 million.  The television OIBDA as a percentage of revenues decreased to 27% from 32% in the prior year quarter primarily due to television amortization expenses related to the airings of Total Divas with no airings in the prior year quarter as well as costs associated with the new corporate aircraft which is used primarily as transportation to the various television production sites.

  Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs, increased by $3.5 million in the current year quarter compared to the prior year quarter.  This increase was due in part to increased sell through rates at retail and the recognition of a $2.5 million minimum guarantee from our home video distribution and a $2.2 million adjustment for higher current sell-through rates than anticipated for our fourth quarter 2013 releases. As a result of the latter adjustment, returns represented 24% of gross domestic retail revenue as compared to 49% in the prior year quarter. These factors were partially offset by a 17% decline in the average effective price to $7.88 and an 11% decline in units shipped. Home entertainment OIBDA as a percentage of revenues increased to 60% in the current year quarter compared to 46% in the prior year quarter driven by the increase in revenues and lower variable costs associated with distribution and fulfillment expenses.
Digital media revenues, which primarily include revenues generated from WWE.com and from our magazine publishing business, decreased by $0.4 million driven mainly by a decline in publishing revenues of $0.5 million due primarily to the publishing of one less issue in the current year quarter compared to the prior year quarter.  WWE.com revenues increased by $0.1 million in the current year quarter compared to the prior year quarter due to higher webcast revenue as it relates to pay-per-view webcasts on the website, increased sales of advertising across various digital platforms, partially offset by a decrease in WWE.com rights fees. Digital media OIBDA as a percentage of revenues decreased to a loss of 6% in the current year quarter from a profit of 18% in the prior year quarter driven by lower publishing revenues with higher costs incurred as well as higher costs to support WWE.com initiatives.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions except where noted):

	Three Months Ended
Revenues- Live Events	March 31, 2014	March 31, 2013	increase (decrease)
Live events	$21.7	$21.0	3%
North America	$21.7	$20.0	9%
International	$—	$1.0	(100)%
Total live event attendance	514,000	496,500	4%
Number of North American events	80	77	4%
Average North American attendance	6,400	6,400	—%
Average North American ticket price (dollars)	$41.82	$39.40	6%
Number of international events	—	3	(100)%
Average international attendance	—	2,500	(100)%
Average international ticket price (dollars)	$—	$82.51	(100)%
Travel packages	$—	$—	—%
Total live events	$21.7	$21.0	3%

	Three Months Ended
OIBDA-Live Events (dollars in millions)	March 31, 2014	March 31, 2013	increase (decrease)
Live events	$3.8	$4.4	(14)%
OIBDA as a percentage of revenues	18%	21%

     Live events revenues, which include revenues from ticket sales and travel packages, increased by $0.7 million in the current year quarter as compared to the prior year quarter. Revenues from our North America live events business increased $1.7 million or 9%, primarily due to increases in the number of events, and average ticket prices in the current year quarter as compared to the prior year quarter. Our international live events business decreased $1.0 million in the current year quarter compared to the prior year quarter, driven by timing of when events are held with three events held in the prior year quarter versus none in the current year quarter. Live events OIBDA as a percentage of revenues decreased to 18% in the current year quarter compared to 21% in the prior year quarter, driven in part, by higher event venue costs and increases in advertising and promotional expenses.

Consumer Products Division
    The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions except where noted):

	Three Months Ended
Revenues-Consumer Products Division	March 31, 2014	March 31, 2013	increase (decrease)
Licensing	$14.0	$24.0	(42)%
Venue merchandise	5.0	5.1	(2)%
Domestic per capita spending (dollars)	$9.64	$10.29	(6)%
WWEShop	4.2	3.5	20%
Average WWEShop revenues per order (dollars)	$48.80	$47.97	2%
Total	$23.2	$32.6	(29)%

	Three Months Ended
OIBDA-Consumer Products Division	March 31, 2014	March 31, 2013	increase (decrease)
Licensing	$9.1	$20.1	(55)%
Venue merchandise	2.1	1.8	17%
WWEShop	0.7	0.8	(13)%
Total	$11.9	$22.7	(48)%
OIBDA as a percentage of revenues	51%	70%
Licensing revenues decreased by $10.0 million in the current year quarter as compared to the prior year quarter driven largely by the inclusion in the prior year quarter of an $8.0 million favorable benefit in connection with the termination of our former video game licensee, THQ, whereby the Company recognized $8.0 million of revenue related to the unrecognized portion of an advance received when the Company entered into the license agreement with THQ in 2009.  In addition, the remainder of the decline in licensing revenues is primarily attributable to lower licensing revenue performance from our video games, toys, apparel and novelties. Licensing OIBDA as a percentage of revenues was 65% in the current year quarter compared to 84% in the prior year quarter. OIBDA in the prior year quarter reflected an estimated $2.0 million positive impact associated with the bankruptcy of our former video game licensee, and the transition to a new video game licensee, Take-Two Interactive.
Venue merchandise revenues decreased by $0.1 million in the current year quarter as compared to the prior year quarter primarily due to decreased sales of merchandise at our domestic and Canadian events. The negative impact from a 6% decline in per capita merchandise spend at our domestic events to $9.64 in the current year quarter more than offset the positive impact from a 5% increase in domestic attendance at those events. The venue merchandise OIBDA as a percentage of revenues increased to 42% from 35% in the prior year quarter driven by decreased material costs and lower event venue costs.
WWEShop revenues increased by $0.7 million in the current year quarter compared to the prior year quarter, based on a 16% increase in the volume of online merchandise sales to approximately 85,000 orders. Orders increased primarily due to mobile shop optimization and a new partnership with Amazon UK. The average revenue per order increased 2% to $48.80 in the current year quarter. WWEShop OIBDA as a percentage of revenues decreased to 17% in the current year quarter from 23% in the prior year quarter due to higher material and fulfillment related expenses.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended
	Release	Production	March 31,	Inception to-date		Revenue		OIBDA
Title	Date	Costs*	2014	Revenue	OIBDA	2014	2013	2014	2013
2014
Scooby Doo! WrestleMania Mystery	Mar 2014	$1.3	$1.1	$—	$—	$—	$ N/A	—	$ N/A

2013
Christmas Bounty	Nov 2013	3.7	0.1	4.1	0.6	—	N/A	—	N/A
12 Rounds 2: Reloaded	June 2013	1.4	1.3	0.3	0.2	0.3	N/A	0.2	N/A
No One Lives	May 2013	2.2	0.4	0.9	(0.8)	—	N/A	—	N/A
The Call	Mar 2013	1.0	0.5	3.3	2.8	3.0	0.1	2.5	0.1
Dead Man Down	Mar 2013	5.8	1.0	—	(4.7)	—	—	—	(4.7)
The Marine 3: Homefront	Mar 2013	1.5	1.2	0.5	0.2	0.4	—	0.2	—
		15.6	4.5	9.1	(1.7)	3.7	0.1	2.9	(4.6)
Prior Releases		116.3	3.6	102.3	(31.7)	0.6	1.8	0.1	0.1

Completed but not released		7.0	7.0	—	—	—	—	—	—
In production		2.1	2.1	—	—		—	—	—
In development		0.7	0.7	—	(4.1)	—	—	(0.1)	—
Sub-total		$143.0	$19.0	$111.4	$(37.5)	$4.3	$1.9	2.9	(4.5)
Selling, General & Administrative Expenses								(1.3)	(0.5)
Total								$1.6	$(5.0)
*     Production costs are presented net of the associated benefit of production incentives.
     During the current year quarter, we released one feature film, Scooby Doo! WrestleMania Mystery, direct to DVD. Third-party distributors control the distribution and marketing of co-distributed films and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of these films.
WWE Studios revenues increased $2.4 million in the current year quarter as compared to the prior year quarter. The increase in revenue is driven by the timing of our film releases and when participation statements are received. In the current year quarter, we recognized $3.0 million in revenue from our licensed film, The Call, which was released in 2013. There was one feature film released in the current year quarter compared to three films released in the prior year quarter. WWE Studios OIBDA increased $6.6 million in the current year quarter as compared to the prior year quarter, primarily as a result of recording impairment charges of $4.7 million related to Dead Man Down in the prior year quarter. There were no impairment charges in the current year quarter.
At March 31, 2014, the Company had $19.0 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet of which $9.2 million is for films in-release and the remaining $9.8 million is for films that are completed, pending release, in production or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.

	Three Months Ended
Revenues- Corporate & Other (dollars in millions )	March 31, 2014	March 31, 2013	increase (decrease)
Other	$0.2	$0.7	(71)%
Other revenues decreased by $0.5 million in the current year quarter compared to the prior year quarter due to lower revenues associated with talent appearances.

	Three Months Ended
OIBDA- Corporate & Other (dollars in millions )	March 31, 2014	March 31, 2013	increase (decrease)
Corporate & Other	$(37.7)	$(32.4)	16%
Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant corporate and other expenses (dollars in millions):

	Three Months Ended
	March 31, 2014	March 31, 2013	increase (decrease)
Staff related	$13.2	$12.5	6%
Management incentive compensation	3.8	2.8	36%
Legal, accounting and other professional	6.1	3.6	69%
Travel and entertainment expense	1.5	1.1	36%
Advertising, marketing and promotion	1.7	1.5	13%
Corporate insurance	0.8	0.9	(11)%
Bad debt recovery	(0.1)	(0.3)	(67)%
All other	10.7	10.3	4%
Total corporate & other expenses	$37.7	$32.4	16%
Corporate & Other as a percentage of net revenues	30%	26%
     Corporate and other expenses primarily include corporate overhead and certain expenses related to our sales and marketing, international, and talent development functions, including costs associated with our recently opened WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated. Corporate and other expenses increased by $5.3 million or 16% in the current year quarter compared to the prior year quarter. This is primarily due to increases in professional fees of $2.5 million, management incentive compensation of $1.0 million, and staff related expenses of $0.7 million primarily to support our growth and talent development initiatives.

Depreciation and Amortization
(dollars in millions)

	Three Months Ended
	March 31, 2014	March 31, 2013	increase (decrease)
Depreciation and amortization	$5.0	$5.2	(4)%
Depreciation expense in the current year quarter reflects a benefit of $1.2 million from the recognition of an infrastructure tax credit. This credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. This credit was received in the current year but related to assets placed in service in prior years. Net of this adjustment, the increase in depreciation expense in the period reflects expenses for property and equipment to support our emerging content and distribution efforts, including our WWE Network.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Three Months Ended
	March 31, 2014	March 31, 2013	increase (decrease)
Investment income, interest and other expense, net	$(0.3)	$(1.3)	(77)%
     Investment income, interest and other expense, net yielded an expense of $0.3 million compared to $1.3 million in the prior year quarter, reflecting lower expenses related to state excise taxes and a reduction in losses incurred with the disposal of property and equipment, in the current year quarter as compared to the prior year quarter.
Income Taxes
(dollars in millions)

	Three Months Ended
	March 31, 2014	March 31, 2013	increase (decrease)
(Benefit from) provision for income taxes	$(4.5)	$1.8	(350)%
Effective tax rate	36%	37%

     The effective tax rate in both the current and prior year quarters was essentially the same and approximates our expected effective tax rate.

Liquidity and Capital Resources
We had cash and short-term investments of $87.3 million and $109.4 million as of March 31, 2014 and December 31, 2013, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $29.1 million and $29.6 million as of March 31, 2014 and December 31, 2013, respectively. This debt is related to the financing of our corporate aircraft purchased in August 2013.
On February 24, 2014, the Company launched WWE Network, an over-the-top subscription based platform for subscribers to access WWE content, including our marquis pay-per-view events. It is anticipated that our pay-per-view business will be impacted by WWE Network and that the Company will continue to invest in WWE Network, both in terms of operating and capital expenditures. Due to our expected continuing investment in WWE Network, we believe that our cash and short-term investments will decrease during 2014, however we believe that cash provided by operations, our existing cash and investment balances, as well as available liquidity under our revolving credit facility, will be sufficient to meet our operating requirements over the next 12 months. Longer-term, results of WWE Network's launch and the negotiations of our domestic television license renewals, which currently ends in September 2014, could have a profound positive or negative impact on the Company’s liquidity and may require additional actions by the Company to obtain liquidity.
Our uses of cash include dividend payments, spending on feature film production, projected capital expenditures, and additional operating costs associated with our increased content production and distribution initiatives relating to WWE Network. For the remainder of 2014, we also anticipate spending approximately $23.0 million on the purchase of property and equipment and other assets.
Borrowing Capacity

In April 2013, we amended and restated our existing $200.0 million revolving credit facility with a syndicated group of banks, with JPMorgan Chase, as administrative agent. Under the terms of the amended agreement, (i) the maturity of our original $200.0 million revolving credit facility was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide greater financial flexibility. On May 1, 2014, the Company entered into a First Amendment to its Amended and Restated Credit Facility ("the Amendment") and further modified certain financial covenants to provide for greater financial flexibility. See Note 14, Subsequent Event, for further discussion. As of March 31, 2014, given effect to such Amendment, the Company is in compliance with the provisions of the credit facility and had available debt capacity under the terms of the revolving credit facility of approximately $90.0 million.
Cash Flows from Operating Activities
Cash flows used in operating activities were $9.4 million in the current year quarter as compared to $5.9 million for the corresponding period in the prior year. The $3.5 million increase in cash used in operating activities is driven by changes in operating performance, including increased spending for the launch and ongoing support of the new WWE Network as well as from increased spending on film and television production assets.  These increases were partially offset by a $5.1 million reduction in the annual payout of management incentive compensation related to the Company’s previous year performance as compared to the prior year quarter.

In the current year quarter, we spent $4.4 million on feature film production activities, compared to $0.8 million in the prior year quarter. In the current year quarter, we did not receive any incentives related to feature film production. We anticipate spending between $15.0 million and $25.0 million on feature film production activities during the remainder of the current year.

In the current year quarter, we received $2.9 million of non-film related incentives for qualifying capital projects in the state of Connecticut, compared to no such incentive credits received in the prior year quarter. These non-film credits are reflected in investing activities discussed below. We anticipate receiving approximately $7.0 million to $9.0 million in non-film related incentives for the remainder of the year.

During the current year quarter, we spent $5.2 million to produce additional content, including Total Divas and programming for the WWE Network, compared to $0.6 million in the prior year quarter. We anticipate spending approximately $7.0 million to $12.0 million to produce additional content, including Total Divas and programming for WWE Network content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. At March 31, 2014, our largest single customer balance was approximately 14% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities
Cash flows provided by investing activities was $7.0 million in the current year quarter as compared to cash used in investing activities of $5.2 million in the prior year quarter. The increase of $12.2 million was related to proceeds received from the sale and maturities of short-term investments of $12.8 million, proceeds from infrastructure tax credits related to capital projects of $2.9 million, partially offset by the investment in capital assets to support our efforts to create and distribute new content, including through the new WWE Network.
Cash Flows from Financing Activities
Cash flows used in financing activities was $9.1 million for the current year quarter as compared to $8.7 million for the prior year quarter. The Company paid dividends of $9.0 million in both the current and prior year quarters. In addition, in the current year quarter, we paid $0.9 million of scheduled principal payments on our outstanding debt related to the corporate aircraft debt entered into in August 2013.
Contractual Obligations
There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal period ended December 31, 2013.
Application of Critical Accounting Policies
Other than the addition of a revenue recognition accounting policy related to WWE Network launched in February 2014, there have been no significant changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2013 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. The revenue recognition accounting policy for WWE Network is described below.

•	Revenue Recognition for WWE Network

Revenues are recognized ratably over each monthly membership period. Deferred revenue consists of membership fees billed to members that have not been recognized and gift memberships that have not been redeemed.

•	Programming Amortization for WWE Network

For episodic programming debuting and currently expected to air exclusively on our Network, the cost of the programming is expensed upon initial release, as our expectation is that the vast majority of viewership will occur in close proximity to the initial release. We will monitor this assumption and potentially revise this policy if actual viewership varies.
Recent Accounting Pronouncements
There are no accounting standards or interpretations that have been issued, but which we have not yet adopted, that we believe will have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-Q, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in press releases and in oral statements made by our authorized officers: (i) risks relating to entering, maintaining and renewing major distribution agreements, including our domestic television programming agreements which terminate in September 2014; (ii) risks relating to the launch and maintenance of our digital WWE Network; (iii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iv) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (v) the unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or otherwise adversely affect our operations; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events and/or other businesses if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xiii) our live events expose us to risks relating to large public events as well as travel to and from such events; (xiv) we continue to face risks inherent in our feature film business; (xv) in addition to the launch of WWE Network, we could face a variety of risks if we expand into new or complementary businesses and/or make strategic investments; (xvi) risks related to our computer systems and online operations; (xvii) decline in general economic conditions and disruption in financial markets could adversely affect our business; (xviii) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts and potentially impacting our results of operations;(xix) our ability to access our revolving credit facility may be limited due to certain financial covenants and restrictions; (xx) we could incur substantial liabilities if litigation is resolved unfavorably; (xxi) our failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock; (xxii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxiii) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxiv) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Form 10-Q and undue reliance should not be placed on these statements. We undertake no obligation to update or revise any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2013.

Item 4. Controls and Procedures
Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. No change in internal control over financial reporting occurred during the quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.  On May 1, 2014, we entered into a First Amendment to our Amended and Restated Credit Agreement which we expected to receive as noted in the 10K risk factor relating to our revolving credit facility. See Item 5 of Part II “Other Information” of this Quarterly Report on Form 10Q for further information on the amendment.

Item 5. Other Information
On May 1, 2014, the Company and certain of its domestic subsidiaries entered into a First Amendment to Amended and Restated Credit Facility (the “Amendment”), which amends the Company’s existing $200.0 million revolving credit facility (as amended by the Amendment, the “Revolving Credit Facility”), with JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto.  The Amendment, among other things, (a) adjusts the consolidated EBITDA calculation for the four quarterly periods in 2014 and the first and second quarters of 2015 by permitting the add-back of WWE Network Expenses subject to specified maximum amounts in such periods, and (b) increases the consolidated EBITDA calculation by the amount of any net investments in respect of feature film production, subject to specified maximum amounts for the quarters ending September 30, 2014 and December 31, 2014 and (c) reduces the consolidated fixed charge coverage ratio for four quarters in 2014 and the first two quarters in 2015 such that the consolidated fixed charge coverage ratio may not be less than 1.0:1.0 for the respective quarterly periods ending March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, increasing to 1.10:1.0 for the quarter ending March 31, 2015, to 1.15:1.0 for the quarter ending June 30, 2015, and to 1.25:1.0 for the quarter ending September 30, 2015 and thereafter.  The Amendment also includes certain additional allowances for the Company to make investments in special film entities.

The foregoing is a summary of the material terms and conditions of the First Amendment to Amended and Restated Credit Facility and not a complete discussion of the controlling documents.  Accordingly, it is qualified in its entirety by reference to the full text of the documents filed as exhibits to this Quarterly Report on Form 10-Q, and reference is made to such documents, which are hereby incorporated by reference.
Item 6. Exhibits
(a) Exhibits
10.1 World Wrestling Entertainment, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement filed on March 14, 2014).*
10.2 First Amendment to Amended and Restated Revolving Credit Agreement, dated May 1, 2014 and related exhibits and schedules (filed herewith).
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
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
____________________

*	Indicates compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	May 1, 2014	By: /s/	George A. Barrios
George A. Barrios
Chief Strategy and Financial Officer
(principal financial and accounting officer
and authorized signatory)