Form 10-Q
period 2014-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2014-08-01
CIK 1091907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

At July 30, 2014 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 33,173,259 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 42,298,437.

WORLD WRESTLING ENTERTAINMENT, INC.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net revenues	$156,310	$152,282	$281,882	$276,283
Cost of revenues (including amortization and impairments of feature film and television production assets of $12,115 and $1,372, respectively, and $16,383 and $7,446, respectively)	121,747	96,855	206,463	171,721
Selling, general and administrative expenses	49,176	40,504	97,204	78,335
Depreciation and amortization	7,909	6,084	12,918	11,316
Operating (loss) income	(22,522)	8,839	(34,703)	14,911
Investment income, net	196	390	460	838
Interest expense	(515)	(480)	(990)	(832)
Other income (expense), net	34	(388)	(39)	(1,733)
(Loss) income before income taxes	(22,807)	8,361	(35,272)	13,184
(Benefit from) provision for income taxes	(8,310)	3,179	(12,739)	4,968
Net (loss) income	$(14,497)	$5,182	$(22,533)	$8,216

(Loss) Earnings per share:
Basic and diluted	$(0.19)	$0.07	$(0.30)	$0.11

Weighted average common shares outstanding:
Basic	75,148	74,821	75,146	74,810
Diluted	75,148	75,368	75,146	75,305
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net (loss) income	$(14,497)	$5,182	$(22,533)	$8,216
Other comprehensive income (loss):
Foreign currency translation adjustment	45	(92)	54	(180)
Change in unrealized holding gain/(loss) on available-for-sale securities (net of tax (benefit)/expense of $28 and ($267), respectively, $63 and ($274), respectively)	46	(438)	103	(448)
Reclassification adjustment for gains realized in net income - available-for-sale securities (net of tax expense of $0 and $1, respectively, and $1 and $1, respectively)	—	1	(2)	1
Total other comprehensive income (loss)	91	(529)	155	(627)
Comprehensive (loss) income	$(14,406)	$4,653	$(22,378)	$7,589

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,364	$32,911
Short-term investments, net	61,566	76,476
Accounts receivable (net of allowances for doubtful accounts and returns
of $10,765 and $9,344 respectively)	53,036	59,552
Inventory	4,028	2,874
Deferred income tax assets	19,934	12,237
Prepaid expenses and other current assets	15,740	16,147
Total current assets	171,668	200,197
PROPERTY AND EQUIPMENT, NET	121,506	133,480
FEATURE FILM PRODUCTION ASSETS, NET	24,178	16,018
TELEVISION PRODUCTION ASSETS, NET	8,219	10,772
INVESTMENT SECURITIES	10,738	8,299
OTHER ASSETS, NET	25,970	9,696
TOTAL ASSETS	$362,279	$378,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,298	$4,251
Accounts payable and accrued expenses	62,570	47,882
Deferred income	31,759	30,112
Total current liabilities	98,627	82,245
LONG-TERM DEBT	23,759	25,385
NON-CURRENT INCOME TAX LIABILITIES	2,304	4,884
NON-CURRENT DEFERRED INCOME	6,825	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
32,860,120 and 31,302,790 shares issued and outstanding as of
June 30, 2014 and December 31, 2013, respectively)	329	313
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
42,298,437 and 43,797,830 shares issued and outstanding as of
June 30, 2014 and December 31, 2013, respectively)	423	438
Additional paid-in-capital	352,231	346,974
Accumulated other comprehensive income	3,667	3,512
Accumulated deficit	(125,886)	(85,289)
Total stockholders’ equity	230,764	265,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$362,279	$378,462

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2013	31,303	$313	43,798	$438	$346,974	$3,512	$(85,289)	$265,948
Net loss	—	—	—	—	—	—	(22,533)	(22,533)
Other comprehensive income	—	—	—	—	—	155	—	155
Stock issuances, net	57	1	—	—	243	—	—	244
Conversion of Class B common stock by shareholder	1,500	15	(1,500)	(15)	—	—	—	—
Excess tax benefits from stock-based payment arrangements	—	—	—	—	87	—	—	87
Dividends paid	—	—	—	—	27	—	(18,064)	(18,037)
Stock-based compensation	—	—	—	—	4,900	—	—	4,900
Balance, June 30, 2014	32,860	$329	42,298	$423	$352,231	$3,667	$(125,886)	$230,764

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES:
Net (loss) income	$(22,533)	$8,216
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization and impairments of feature film production assets	2,069	7,446
Amortization of television production assets	14,314	—
Depreciation and amortization	13,614	11,316
Amortization of bond premium	775	1,089
Amortization of debt issuance costs	278	279
Stock-based compensation	4,900	2,758
Provision for (recovery from) doubtful accounts	4	(184)
Services provided in exchange for equity instruments	(439)	(439)
Loss on disposal of property and equipment	11	323
(Benefit from) provision for deferred income taxes	(15,868)	2,168
Other non-cash items	(145)	63
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	6,566	(5,965)
Inventory	(1,154)	43
Prepaid expenses and other assets	2,155	3,192
Feature film production assets	(10,229)	(5,100)
Television production assets	(11,761)	(3,962)
Accounts payable, accrued expenses and other liabilities	4,285	(10,381)
Deferred income	8,472	(4,970)
Net cash (used in)/provided by operating activities	(4,686)	5,892
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(6,266)	(13,139)
Net proceeds from infrastructure improvement incentives	2,937	—
Purchases of short-term investments	(2,511)	(17,374)
Proceeds from sales and maturities of investments	16,813	23,063
Purchase of cost method investments	(2,000)	(2,200)
Proceeds from sales of property and equipment	—	36
Net cash provided by/(used in) investing activities	8,973	(9,614)
FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	364	—
Repayment of long-term debt	(1,943)	—
Dividends paid	(18,037)	(17,956)
Debt issuance costs	(758)	(674)
Proceeds from issuance of stock	453	326
Excess tax benefits from stock-based payment arrangements	87	4
Net cash used in financing activities	(19,834)	(18,300)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,547)	(22,022)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,911	66,048
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,364	$44,026
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	$1,270	$2,554

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

WWE Studios
•Revenues consist of amounts earned from the investment in, the production and/or distribution of filmed entertainment.

In our prior reports filed with the Securities Exchange Commission ("SEC") through fiscal year 2013, we presented five reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media, WWE Studios and Unallocated Corporate and Other. Effective January 1, 2014, we now present ten reportable segments. Information presented for the three and six months ended June 30, 2013 included in the unaudited consolidated financial statements herein and elsewhere in this Quarterly Report has been recast to reflect our new segment presentation. See Note 2, Segment Information, for further details on our reportable segments. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented.

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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition”, and most industry-specific guidance. The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. This standard update is effective for our fiscal year beginning of January 1, 2017. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.
2. Segment Information
During the first quarter of 2014, the Company launched WWE Network, which changed the way that certain content is delivered to our customers. The launch of WWE Network coupled with the continued convergence within the media landscape, has resulted in a change in the Company’s management reporting to its chief operating decision maker. These changes necessitated a change in the Company’s segment reporting to align with management’s operational view. As discussed in Note 1, the Company currently classifies its operations into ten reportable segments. The ten reportable segments of the Company now include the following: Network (which includes our pay-per-view business), Television, Home Entertainment and Digital Media, individual segments that comprise the Media Division; Live Events; Licensing, Venue Merchandise, WWEShop, individual segments that comprise the Consumer Products Division; WWE Studios and Corporate and Other (as defined below).

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
We do not allocate certain costs included in OIBDA of our Corporate and Other segment to the other reportable segments. Corporate and Other expense primarily includes corporate overhead and certain expenses related to sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated. Revenues from transactions between our operating segments are not material.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net revenues:
Network	$43,235	$38,162	$61,667	$54,166
Television	43,787	38,678	84,079	76,456
Home Entertainment	5,400	7,097	15,863	14,062
Digital Media	5,191	7,494	11,878	14,549
Live Events	40,334	41,546	62,000	62,581
Licensing	5,443	6,641	19,523	30,663
Venue Merchandise	6,521	6,891	11,500	12,000
WWEShop	4,019	3,028	8,195	6,541
WWE Studios	1,745	2,118	6,081	4,023
Corporate & Other	635	627	1,096	1,242
Total net revenues	$156,310	$152,282	$281,882	$276,283
OIBDA:
Network	$(7,347)	$8,241	$(10,936)	$13,220
Television	11,710	11,337	22,289	23,420
Home Entertainment	2,855	3,095	9,146	6,284
Digital Media	(843)	1,096	(1,193)	2,416
Live Events	15,487	17,135	19,299	21,542
Licensing	1,468	4,336	10,622	24,431
Venue Merchandise	2,604	2,715	4,693	4,531
WWEShop	1,017	368	1,671	1,158
WWE Studios	(230)	(328)	1,361	(5,372)
Corporate & Other	(41,334)	(33,072)	(78,737)	(65,403)
Total OIBDA	$(14,613)	$14,923	$(21,785)	$26,227

Reconciliation of Total Operating (Loss) Income to Total OIBDA

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total operating (loss) income	$(22,522)	$8,839	$(34,703)	$14,911
Depreciation and amortization	7,909	6,084	12,918	11,316
Total OIBDA	$(14,613)	$14,923	$(21,785)	$26,227

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
North America	$123,258	$119,025	$224,976	$216,849
Europe/Middle East/Africa	23,345	23,904	36,194	40,157
Asia Pacific	8,297	7,958	17,287	15,843
Latin America	1,410	1,395	3,425	3,434
Total net revenues	$156,310	$152,282	$281,882	$276,283
Revenues generated from the United Kingdom, our largest international market, totaled $12,463 and $19,535 for the three and six months ended June 30, 2014, respectively, and $11,825 and $19,528 for the corresponding periods in 2013. The Company’s property and equipment was almost entirely located in the United States at June 30, 2014 and 2013.
3. Stock-based Compensation
Restricted Stock Units
The Company grants restricted stock units ("RSUs") to officers and employees under the 2007 Amended and Restated Omnibus Incentive Plan (the "2007 Plan"). Stock-based compensation costs associated with our RSUs are determined using the fair market value of the Company’s common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs have a service requirement typically over a three-year to three and one half year vesting schedule. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ. Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.
The following table summarizes the RSU activity during the six months ended June 30, 2014:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	107,034	$9.87
Granted	106,296	$23.28
Vested	(28,689)	$10.43
Forfeited	(20,733)	$11.89
Dividend equivalents	2,448	$17.91
Unvested at June 30, 2014	166,356	$18.21

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
The following table summarizes the PSU activity during the six months ended June 30, 2014:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	1,259,629	$13.46
Granted	278,281	$11.93
Achievement adjustment	(387,633)	$23.99
Vested	—	$—
Forfeited	(30,926)	$18.30
Dividend equivalents	12,303	$15.23
Unvested at June 30, 2014	1,131,654	$14.44
During the year ended December 31, 2013, we granted 804,896 PSUs which were subject to performance conditions. During the three months ended March 31, 2014, certain performance conditions related to these PSUs were partially met which resulted in a reduction of 387,633 PSUs in 2014 relating to the initial 2013 PSU grant.
During the three months ended March 31, 2014, we granted 278,281 PSUs which are subject to certain performance conditions.
Stock-based compensation costs totaled $1,770 and $1,543 for the three months ended June 30, 2014 and 2013, respectively, and $4,900 and $2,758 for the six months ended June 30, 2014 and 2013, respectively.
4. Property and Equipment
Property and equipment consisted of the following:

	As of
	June 30, 2014	December 31, 2013
Land, buildings and improvements	$105,836	$106,749
Equipment	111,371	107,305
Corporate aircrafts	31,273	51,757
Vehicles	244	244
	248,724	266,055
Less accumulated depreciation	(127,218)	(132,575)
Total	$121,506	$133,480
Depreciation expense for property and equipment totaled $7,499 and $12,106 for the three months and six months ended June 30, 2014, respectively, as compared to $5,696 and $10,542 for the corresponding periods in the prior year. During the first quarter of 2014, the Company received tax credits relating to our infrastructure improvements in conjunction with capital projects to support our increased content production efforts. Depreciation expense for the six months ended June 30, 2014 reflects a benefit of $1,224 from the recognition of the infrastructure tax credit noted above. The credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

to date. The credit was received in the current year, but related to assets placed in service in prior years. Additionally, in conjunction with the anticipated sale of our old Corporate Aircraft, depreciation expense for the six months ended June 30, 2014 includes an adjustment of $1,600 to reduce the carrying value of the asset to its estimated fair value. We have reclassified the remaining carrying value of $3,400 to Prepaid Expenses and Other Current Assets in our Consolidated Balance Sheets as of June 30, 2014 as we anticipate completing the sale of the aircraft within a year.
5. Feature Film Production Assets, Net
Feature film production assets consisted of the following:

	As of
	June 30, 2014	December 31, 2013
Feature film productions:
In release	$11,891	$9,413
Completed but not released	4,014	3,130
In production	7,747	2,686
In development	526	789
Total	$24,178	$16,018
Approximately 34% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 74% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production asset within four years as we receive revenues associated with international distribution of our licensed films.
During the six months ended June 30, 2014, we released one feature film via theatrical distribution, Oculus, and one film direct to DVD, Scooby Doo at WrestleMania, which comprises $4,199 of our "In release" feature film assets as of June 30, 2014. Third-party distributors control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film. During the six months ended June 30, 2013, we released three feature films via theatrical distribution, No One Lives, The Call and Dead Man Down and two films, 12 Rounds 2: Reloaded and The Marine 3: Homefront direct to DVD, which aggregate $4,013 of our "In release" feature film assets as of June 30, 2014.
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
We did not record any impairment charges during the three months ended June 30, 2014 and 2013 related to our feature films. During the six months ended June 30, 2013, we recorded an impairment charge of $4,696 related to the feature film, Dead Man Down. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value. There were no impairment charges recorded during the six months ended June 30, 2014.
We currently have two theatrical films designated as "Completed but not released" and have nine films "In production". We also have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three and six months ended June 30, 2014, we expensed $204 and $339, respectively, related to previously capitalized development costs of abandoned projects. We did not incur any comparable expenses in the prior year periods.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

6. Television Production Assets, Net
Television production assets consisted of the following:

	As of
	June 30, 2014	December 31, 2013
Television productions:
In release	$2,964	$1,365
Completed but not released	1,633	—
In production	3,622	9,407
Total	$8,219	$10,772
Television production assets consist primarily of episodic content series we have produced for distribution through a variety of platforms including on WWE Network. Amounts capitalized primarily include development costs, production costs, production overhead and employee salaries. We have $8,219 and $10,772 capitalized as of June 30, 2014 and December 31, 2013, respectively, related to this type of programming. Costs to produce our live event programming are expensed when the event is first broadcast. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. During the three and six months ended June 30, 2014, we amortized $11,483 and $14,314, of which $7,064 and $8,147 were related to the Network and $4,419 and $6,167 were related to Television programming, respectively. We did not amortize any expenses during the three and six months ended June 30, 2013. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset. During the three and six months ended June 30, 2014 and 2013, we did not record any impairments related to our television production assets.
7. Investment Securities and Short-Term Investments
Investment Securities:
On March 14, 2014, the Company invested $2,000 in Series E Preferred Stock of a software application developer. On May 30, 2013, the Company made an investment of $2,200 in a live event touring business. On June 25, 2012, the Company invested $5,000 in Series B Preferred Stock of a mobile video publishing business, ("Investment"). Additionally, this Investment includes shares received in conjunction with a strategic partnership of which approximately $1,098 was in prior periods and $439 was received during the six months ended June 30, 2014. These investments are accounted for under the cost method. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. No such indicators were noted during the six months ended June 30, 2014. Included in Investment Securities in our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 are $10,738 and $8,299, respectively, related to these investments. Subsequent to the end of the quarter, the Investment initiated a process of obtaining additional financing, which will likely result in a decrease in our fully diluted ownership and a change in our position in the capital structure. See Note 15, Subsequent Events, for additional information.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Short-Term Investments:
Short-term investments measured at fair value consisted of the following:

	June 30, 2014				December 31, 2013
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gain	(Loss)	Fair Value	Amortized Cost	Gain	(Loss)	Fair Value
Municipal bonds	$34,987	$156	$(7)	$35,136	$44,636	$176	$(91)	$44,721
Corporate bonds	26,400	75	(45)	26,430	31,825	104	(174)	31,755
Total	$61,387	$231	$(52)	$61,566	$76,461	$280	$(265)	$76,476
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
Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of June 30, 2014, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month-8 years
Corporate bonds	1 month-3 years
The following table summarizes the short-term investment activity:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Proceeds from sale of short-term investments	$—	$2,793	$7,778	$2,793
Proceeds from maturities and calls of short-term investments	$4,005	$11,485	$9,035	$20,270
Gross realized gains on sale of short-term investments	$—	$1	$3	$1

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

Level 1-	quoted prices in active markets for identical assets or liabilities;
Level 2-	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3-	unobservable inputs, such as discounted cash flow models or valuations
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at June 30, 2014				Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$35,136	$—	$35,136	$—	$44,721	$—	$44,721	$—
Corporate bonds	26,430	—	26,430	—	31,755	—	31,755	—
Total	$61,566	$—	$61,566	$—	$76,476	$—	$76,476	$—
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
The fair value measurements of our investment securities, which are recorded under the cost method, are classified within Level 3 as significant unobservable inputs are used to fair value these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. During the six months ended June 30, 2014 and June 30, 2013 the Company did not record any impairment charges on these assets. Subsequent to the end of the quarter, one of the Company's cost method investees initiated a process of obtaining additional financing, which will likely result in a decrease in our fully diluted ownership and a change in our position in the capital structure. See Note 15, Subsequent Events, for additional information.
The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the three months ended June 30, 2014, the Company recorded an adjustment of $1,600 to reduce the carrying value of our old Corporate Aircraft to its estimated fair value. During the first quarter of 2014, the Company did not record any impairment charges on these assets. During the six months ended June 30, 2013, the Company recorded an impairment charge of $4,696 on a feature film production asset based on a fair value measurement of $989. See Note 5, Feature Film Production Assets, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party valuation specialist who assists us in gathering the necessary inputs used in our model.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The fair value of the Company’s long-term debt, consisting of a promissory note payable to RBS Asset Finance, Inc. is estimated based upon quoted price estimates for similar debt arrangements.  At June 30, 2014, the face amount of the note approximates its fair value.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of
	June 30, 2014	December 31, 2013
Trade related	$5,938	$8,565
Payroll and related benefits	12,694	11,291
Talent related	12,401	6,304
Accrued WWE Network related expenses	7,105	2,477
Accrued event and television production	5,137	4,429
Accrued home entertainment expenses	879	1,341
Accrued legal and professional	2,416	1,903
Accrued purchases of property and equipment	1,270	1,700
Accrued film liability	2,559	2,654
Accrued other	12,171	7,218
Total	$62,570	$47,882
Accrued other includes accruals for our publishing and licensing business activities and other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The increase in accrued expenses is primarily related to talent related expenses for WrestleMania and for various accrued expenses related to WWE Network operations.
10. Debt
Aircraft Financing

On August 7, 2013, the Company entered into a $31,568 promissory note (the “Note”) with RBS Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013, and has a final maturity of August 7, 2020. The Note is secured by a first priority perfected security interest in the newly purchased aircraft. As of June 30, 2014, the amount outstanding under the Note was $28,057.

Revolving Credit Facility

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. Applicable interest rates for the borrowings under the revolving credit facility are based on the Company's current consolidated leverage ratio. As of June 30, 2014, the LIBOR-based rate plus margin was 2.48%.The Company is also required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Under the terms of the revolving credit facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates.

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

On May 1, 2014, the Company entered into a First Amendment to its Amended and Restated Credit Facility ("the Amendment") and further modified certain financial covenants to provide for greater financial flexibility. The Amendment, among other things, (a) adjusts the consolidated EBITDA calculation for the four quarterly periods in 2014 and the first and second quarters of 2015 by permitting the add-back of WWE Network Expenses subject to specified maximum amounts in such periods, (b) increases the consolidated EBITDA calculation by the amount of any net investments in respect of feature film production, subject to specified maximum amounts for the quarters ending September 30, 2014 and December 31, 2014 and (c) reduces the consolidated fixed charge coverage ratio for four quarters in 2014 and the first two quarters in 2015 such that the consolidated fixed charge coverage ratio may not be less than 1.0:1.0 for the respective quarterly periods ending March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, increasing to 1.10:1.0 for the quarter ending March 31, 2015, to 1.15:1.0 for the quarter ending June 30, 2015, and to 1.25:1.0 for the quarter ending September 30, 2015 and thereafter.  The Amendment also includes certain additional allowances for the Company to make investments in special film entities.

As of June 30, 2014, the Company is in compliance with the provisions of the Amendment and has available debt capacity under the terms of the revolving credit facility of approximately $120,000. As of June 30, 2014 and December 31, 2013, there were no amounts outstanding under the credit facility.

11. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our network, television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At June 30, 2014, our largest single customer balance was approximately 12% of our gross accounts receivable balance.
12. Income Taxes
As of June 30, 2014, we had $19,934 of deferred tax assets, net included in current assets and $5,491 included in Other Assets in our Consolidated Balance Sheets. As of December 31, 2013, we had $12,237 of deferred tax assets, net included in current assets and $2,681 of deferred tax liabilities, net included in Noncurrent Income Tax Liabilities in our Consolidated Balance Sheets. The large increase in our deferred tax asset balance was driven by our operating loss in the current year and associated net operating loss and foreign tax credit carryforwards.

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. The Company believes that based on past performance, expected future taxable income and prudent and feasible tax planning strategies, it is more likely than not that the net deferred tax asset will be realized. Changes in these factors may cause us to increase our valuation allowance on deferred tax assets, which would impact our income tax expense in the period we determine that these factors have changed.

13. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the six months ended June 30, 2014, we received $3,080 for infrastructure improvement incentives relating to qualifying capital projects. Of this amount $2,937, was recorded as a reduction in property and equipment. We did not receive any similar incentives

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

for the six months ended June 30, 2013. During the three and six months ended June 30, 2014 and 2013, we received $456 and $437, respectively, of incentives relating to feature film productions which reduced the related assets. During the three and six months ended June 30, 2014, we did not receive any incentives relating to television production activities that was recorded as an offset to production expenses. During the three and six months ended June 30, 2013, we received $395 of incentives related to television production activities that were recorded as an offset to production expenses.
14. Commitments and Contingencies
Legal Proceedings
On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws in connection with certain disclosures relating to the negotiation of WWE’s domestic television license and seeking class certification and unspecified damages. The Company believes the claims are without merit and intends to vigorously defend itself against them.

In addition to the foregoing, we are involved in several other litigations and claims that we consider to be in the ordinary course of our business. By its nature, the outcome of litigation is not known but the Company does not currently expect this litigation to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.
15. Subsequent Events
Investment Securities
Subsequent to the end of the quarter, we learned that one of the Company’s cost method investees is in the process of obtaining additional financing, which will likely result in a decrease in our fully diluted ownership and a change in our position in the capital structure.  As a result, the Company will reassess the fair value of this investment.   If the estimated fair value is less than our current carrying value (approximately $6,500 as of June 30, 2014), the Company will reduce the investment to its estimated fair value, which may have a material adverse impact on our financial statements.
Restructuring Plan
On July 31, 2014, the Company announced a restructuring plan in support of a cost cutting initiative. Included in this restructuring was the shutdown of our magazine publishing business, a shift in our gamification strategy, and a reduction in our approved headcount. Additionally, the cost cutting initiatives include reducing prospective spending throughout our operations. As a result of these efforts, the Company anticipates recording a one-time pre-tax restructuring charge of approximately $4,500 in the third quarter of 2014, comprised primarily of a cash charge of approximately $2,000 for severance costs and the write-down of certain assets associated with our gamification business resulting in a non-cash charge of approximately $2,500. We anticipate that a majority of cash expenditures related to this restructuring will be paid during the remainder of fiscal 2014.

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

WWE Studios
•Revenues consist of amounts earned from the investment in, the production and/or distribution of filmed entertainment.

Corporate & Other

•
Revenues consist of amounts earned from talent appearances. Expenses include corporate overhead and certain expenses related to sales and marketing, including our international offices, and talent development functions.

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

Results of Operations
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013
(dollars in millions)
Summary

	Three Months Ended
	June 30, 2014	June 30, 2013	increase (decrease)
Net Revenues
Media Division	$97.7	$91.4	7%
Live Events	40.3	41.6	(3)%
Consumer Products Division	16.0	16.6	(4)%
WWE Studios	1.7	2.1	(19)%
Corporate & Other	0.6	0.6	—%
Total	156.3	152.3	3%

OIBDA
Media Division	$6.4	$23.7	(73)%
Live Events	15.5	17.2	(10)%
Consumer Products Division	5.1	7.4	(31)%
WWE Studios	(0.2)	(0.4)	(50)%
Corporate & Other	(41.4)	(33.0)	25%
Total	(14.6)	14.9	(198)%
OIBDA as a percentage of revenues	(9)%	10%

Depreciation and amortization expense	$7.9	$6.1	30%
Operating (loss) income	(22.5)	8.8	(356)%
Investment and other expense, net	(0.3)	(0.4)	(25)%
(Loss) income before income taxes	(22.8)	8.4	(371)%
(Benefit from) provision for income taxes	(8.3)	3.2	(359)%
Net (loss) income	$(14.5)	$5.2	(379)%

As compared to the prior year quarter, our improved revenue performance in our Media Division was more than offset by increased investments in WWE Network, talent development, international expansion and digital presence, as well as, a decrease in pay-per-view revenue and reduced video game royalties.

Media Division
The following tables present the performance results for our segments within our Media division (dollars in millions, except where noted):

	Three Months Ended
Revenues-Media Division	June 30, 2014	June 30, 2013	increase (decrease)
Network	$43.3	$38.2	13%
Monthly subscription price (dollars)	$9.99	N/A
Number of paid subscribers at period end	699,750	N/A
Number of pay-per-view events	4	3	33%
Number of buys from pay-per-view events	1,058,600	1,551,200	(32)%
Average revenue per buy (dollars)	$22.51	$23.92	(6)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	$59.95	—%
Television	$43.8	$38.7	13%
Home Entertainment	$5.4	$7.1	(24)%
Gross units shipped	578,000	965,800	(40)%
Digital Media	$5.2	$7.4	(30)%
Total	$97.7	$91.4	7%

Television Ratings
Average weekly household ratings for RAW	3.5	3.3	6%
Average weekly household ratings for SmackDown	2.2	2.1	5%
Average weekly household ratings for WWE Main Event	1.0	0.8	25%
Average weekly household ratings for Total Divas (E!)	1.3	N/A

	Three Months Ended
OIBDA-Media Division	June 30, 2014	June 30, 2013	increase (decrease)
Network	$(7.3)	$8.2	(189)%
Television	11.7	11.3	4%
Home Entertainment	2.8	3.1	(10)%
Digital Media	(0.8)	1.1	(173)%
Total	$6.4	$23.7	(73)%
OIBDA as a percentage of revenues	7%	26%

Network revenues, which include revenues generated by the WWE Network, pay-per-view and video-on-demand, increased 13% or $5.1 million in the current quarter as compared to the prior year quarter as new subscription revenue more than offset a 32% decline in global pay-per-view buys. WWE Network generated $19.4 million in subscription revenue with 699,750 paid subscribers at quarter-end at a retail price of $9.99 per month. WWE Network launched on February 24, 2014 and is a subscription based OTT product which includes our events previously distributed as pay-per-view events. As subscribers join WWE Network, it is expected that pay-per-view buys will decrease. Network subscription revenue was partially offset by a $14.3 million decline in pay-per-view and video-on-demand programming, driven by a 42% decline in North American buys and a 6% decline in revenue per buy to approximately $22.50.  Total Network OIBDA as a percentage of revenues decreased to a loss of 17% in the current year quarter as compared to a profit of 21% in the prior year quarter driven mainly by the costs associated with the launch and ongoing support of our WWE Network. Included in the current quarter results is approximately $7.1 million of costs related to programming, and $3.6 million of advertising and $5.8 million of customer service costs to support customer demand and inquiries.

Television revenues, which include revenues generated from television rights fees and advertising, increased by 13% or $5.1 million in the current year quarter as compared to the prior year quarter.  Our domestic television rights fees increased by $5.8 million, due to the production and licensing of the second season of Total Divas, which is carried on the E! Network and which did not air in the prior year quarter, and as a result of contractual increases for existing programs. These increases were partially offset by the absence of rights fees from our Main Event and Saturday Morning Slam programs which ceased television distribution in the first quarter of 2014 and second quarter of 2013, respectively. Main Event currently is broadcast on WWE Network. The television OIBDA as a percentage of revenues decreased to 27% from 29% in the prior year quarter primarily due to product mix.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs, decreased 24% or $1.7 million in the current year quarter compared to the prior year quarter.  This decrease reflected a 40% decline in units shipped, which was partially offset by a 27% increase in the average price per unit to $13.49. The decrease in units shipped was related to reduced sales of catalog titles. This decrease however was partially offset by increased sell through rates at retail on newer titles and a higher effective selling prices. In the current year, new releases comprised approximately 66% of total units shipped as compared to 45% in the prior year quarter. Home entertainment OIBDA as a percentage of revenues increased to 52% in the current year quarter compared to 44% in the prior year quarter driven by decreased production of units, lower talent royalties, and higher sell through.
Digital media revenues, which include revenues generated from WWE.com and from our magazine publishing business, decreased 30% or $2.2 million. The decrease in revenue was primarily related to a $1.7 million decline in WWE.com revenues as pay-per-view webcast sales declined due to the launch of WWE Network. Publishing revenues declined by $0.5 million in the period. Digital media OIBDA as a percentage of revenues decreased to a loss of 15% in the current year quarter from a profit of 15% in the prior year quarter driven primarily by lower revenues.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
Revenues- Live Events	June 30, 2014	June 30, 2013	increase (decrease)
Live events	$38.3	$40.1	(4)%
North America	$27.5	$30.1	(9)%
International	$10.8	$10.0	8%
Total live event attendance	519,300	552,000	(6)%
Number of North American events	54	65	(17)%
Average North American attendance	7,000	6,300	11%
Average North American ticket price (dollars)	$65.28	$64.23	2%
Number of international events	23	22	5%
Average international attendance	6,100	6,600	(8)%
Average international ticket price (dollars)	$75.38	$68.16	11%
Travel packages	$2.0	$1.5	33%
Total live events	$40.3	$41.6	(3)%

	Three Months Ended
OIBDA-Live Events	June 30, 2014	June 30, 2013	increase (decrease)
Live events	$14.8	$16.5	(10)%
Travel packages	0.7	0.7	—%
Total	$15.5	$17.2	(10)%
OIBDA as a percentage of revenues	38%	41%

Live events revenues, which include revenues from ticket sales and travel packages, decreased 3% or $1.3 million in the current year quarter primarily due the performance of WrestleMania, and to a lesser extent due to ten fewer events held in the current year quarter as compared to the prior year quarter. Revenues from our North America live events business decreased by $2.6 million or 9%, primarily due to the performance of WrestleMania, which experienced decreased attendance as a result of stadium configuration, and due to the impact of staging eleven fewer events. This decrease was partially offset by an overall 11% increase in average attendance and an increase in average ticket price to$65.28. Our international live events business increased $0.8 million in the current year quarter, partially due to one additional international being event held and an 11% increase in average ticket price to $75.38 compared to the prior year quarter. This was partially offset by an 8% reduction in average event attendance. Live events OIBDA as a percentage of revenues decreased to 38% in the current year quarter compared to 41% in the prior year quarter, driven in part, by higher travel expense and an increase in production costs.

Consumer Products Division
   The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Three Months Ended
Revenues-Consumer Products Division	June 30, 2014	June 30, 2013	increase (decrease)
Licensing	$5.5	$6.7	(18)%
Venue merchandise	6.5	6.9	(6)%
Domestic per capita spending (dollars)	$10.07	$11.99	(16)%
WWEShop	4.0	3.0	33%
Average WWEShop revenues per order (dollars)	$49.47	$47.92	3%
Total	$16.0	$16.6	(4)%

	Three Months Ended
OIBDA-Consumer Products Division	June 30, 2014	June 30, 2013	increase (decrease)
Licensing	$1.5	$4.3	(65)%
Venue merchandise	2.6	2.7	(4)%
WWEShop	1.0	0.4	150%
Total	$5.1	$7.4	(31)%
OIBDA as a percentage of revenues	32%	45%
Licensing revenues decreased 18% or $1.2 million in the current year quarter as compared to the prior year quarter primarily due to the transition to a new video game licensee, Take-Two Interactive, and contractual changes in the Company's video game licensing agreement which resulted in a $1.0 million decrease in our video game revenues. Licensing OIBDA as a percentage of revenues was 27% in the current year quarter compared to 64% in the prior year quarter. The decrease in the current year margin is due to additional advertising costs associated with SlamCity, webisodes produced to support a new line of toys with Mattel, which did not occur in the prior year.
Venue merchandise revenues decreased by $0.4 million in the current year quarter as compared to the prior year quarter primarily due to 6% lower total attendance with eleven fewer events being held domestically in the quarter coupled with a 16% decline in per capital merchandise spend at those events to $10.07. The venue merchandise OIBDA as a percentage of revenues increased slightly to 40% from 39% in the prior year quarter.
WWEShop revenues increased 33% or $1.0 million in the current year quarter compared to the prior year quarter, based on a 29% increase in the volume of online merchandise sales to approximately 81,000 orders. Orders increased primarily due to mobile shop optimization and a distribution strategy in the UK utilizing Amazon UK. The average revenue per order decreased 3% to $49.47 in the current year quarter compared to the prior year quarter. WWEShop OIBDA as a percentage of revenues increased to 25% in the current year quarter from 13% in the prior year quarter due to lower material costs and higher margins related to international sales.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended June 30,
	Release	Production	June 30,	Inception to-date		Revenue		OIBDA
Title	Date	Costs*	2014	Revenue	OIBDA	2014	2013	2014	2013
2014
Oculus	April 2014	$3.0	$3.0	$—	$—	$—	$ N/A	$—	$ N/A
Scooby Doo! WrestleMania Mystery	Mar 2014	1.3	1.2	—	—	—	N/A	—	N/A
		4.3	4.2	—	—	—	—	—	—
2013
Christmas Bounty	Nov 2013	3.7	0.1	4.1	0.5	—	N/A	(0.1)	N/A
12 Rounds 2: Reloaded	June 2013	1.4	1.2	0.5	0.3	0.2	—	0.1	—
No One Lives	May 2013	2.2	0.4	0.9	(0.8)	—	0.7	—	—
The Call	Mar 2013	1.0	0.4	3.8	3.2	0.5	—	0.4	—
Dead Man Down	Mar 2013	5.8	1.0	—	(4.7)	—	—	—	—
The Marine 3: Homefront	Mar 2013	1.5	1.1	0.8	0.4	0.3	—	0.2	—
		15.6	4.2	10.1	(1.1)	1.0	0.7	0.6	—

Prior Releases		116.3	3.6	103.1	(31.0)	0.7	1.4	0.7	0.6

Completed but not released		4.0	4.0	—	—	—	—	—	—
In production		7.7	7.7	—	—	—	—	—	—
In development		0.5	0.5	—	(4.4)		—	(0.2)	—
Sub-total		$148.4	$24.2	$113.2	$(36.5)	$1.7	$2.1	1.1	0.6
Selling, General & Administrative Expenses								(1.3)	(1.0)
Total								$(0.2)	$(0.4)
*     Production costs are presented net of the associated benefit of production incentives.
During the current year quarter, we released one feature film via theatrical distribution, Oculus. Third-party distributors control the distribution and marketing of this film and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of these films.
WWE Studios revenues decreased $0.4 million in the current year quarter as compared to the prior year quarter. The decrease in revenue is driven by the timing of our film releases and the overall results generated by our portfolio of movies. The prior year quarter included revenues for our older licensed films including $1.0 million for The Marine and The Marine 2, which were released in prior periods. WWE Studios OIBDA increased $0.2 million in the current quarter as compared to the prior year quarter, due to the profitability of our 2013 film releases which had a positive impact on the current year quarter.
At June 30, 2014, the Company had $24.2 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet of which $11.9 million is for films in-release, $7.7 million is for films in production and the remaining $4.6 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.

	Three Months Ended
Revenues- Corporate & Other (dollars in millions )	June 30, 2014	June 30, 2013	increase (decrease)
Other	$0.6	$0.6	—%
Other revenues include revenues associated with talent appearances and were flat in the periods.

	Three Months Ended
OIBDA- Corporate & Other (dollars in millions )	June 30, 2014	June 30, 2013	increase (decrease)
Corporate & Other	$(41.4)	$(33.0)	25%
Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant corporate and other expenses (dollars in millions):

	Three Months Ended
	June 30, 2014	June 30, 2013	increase (decrease)
Staff related	$13.9	$12.6	10%
Management incentive compensation	2.8	1.8	56%
Legal, accounting and other professional	6.4	3.9	64%
Travel and entertainment expense	2.0	1.2	67%
Advertising, marketing and promotion	3.4	2.5	36%
Corporate insurance	0.9	1.0	(10)%
Bad debt recovery	0.1	0.1	—%
All other	12.5	10.5	19%
Total corporate & other expenses	$42.0	$33.6	25%
Corporate & Other as a percentage of net revenues	27%	22%
Corporate and other expenses primarily include corporate overhead and certain expenses related to sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and other expenses increased $8.4 million or 25% as compared to the prior year quarter. The increase in expenses during the quarter was driven by a $2.5 million increase in professional fees, a $2.3 million increase in salary and benefit costs and approximately $0.9 million in marketing expenses to support key content and brand initiatives, including expansion of the Company's international infrastructure, talent development and brand marketing.

Depreciation and Amortization
(dollars in millions)

	Three Months Ended
	June 30, 2014	June 30, 2013	increase (decrease)
Depreciation and amortization	$7.9	$6.1	30%
Depreciation expense in the periods reflects expenses related to the Company's investment in property and equipment to support our emerging content and distribution efforts, including our WWE Network. The second quarter of the current year includes an adjustment of $1.6 million to reduce the carrying value of the old Corporate Aircraft to its estimated fair value.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Three Months Ended
	June 30, 2014	June 30, 2013	increase (decrease)
Investment income, interest and other expense, net	$(0.3)	$(0.4)	(25)%
   Investment income, interest and other expense, net yielded an expense of $0.3 million compared to $0.4 million in the prior year quarter.
Income Taxes
(dollars in millions)

	Three Months Ended
	June 30, 2014	June 30, 2013	increase (decrease)
(Benefit from) provision for income taxes	$(8.3)	$3.2	(359)%
Effective tax rate	36%	38%

 The Company recorded a tax benefit of $8.3 million associated with our operating loss in the quarter. The Company currently believes this benefit is realizable and has not recorded a valuation allowance against the related deferred tax assets. If it becomes more likely than not that the Company will not realize these benefits, a valuation allowance would be recorded with a corresponding charge to our income tax provision.

Results of Operations
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
(dollars in millions)
Summary

	Six Months Ended
	June 30, 2014	June 30, 2013	increase (decrease)
Net Revenues
Media Division	$173.5	$159.2	9%
Live Events	62.0	62.6	(1)%
Consumer Products Division	39.2	49.2	(20)%
WWE Studios	6.1	4.0	53%
Corporate & Other	1.1	1.3	(15)%
Total	281.9	276.3	2%

OIBDA
Media Division	$19.3	$45.3	(57)%
Live Events	19.3	21.6	(11)%
Consumer Products Division	17.0	30.1	(44)%
WWE Studios	1.4	(5.4)	126%
Corporate & Other	(78.8)	(65.4)	20%
Total	(21.8)	26.2	(183)%
OIBDA as a percentage of revenues	(8)%	9%

Depreciation and amortization expense	$12.9	$11.3	14%
Operating (loss) income	(34.7)	14.9	(333)%
Investment and other expense, net	(0.6)	(1.7)	(65)%
(Loss) income before income taxes	(35.3)	13.2	(367)%
(Benefit from) provision for income taxes	(12.8)	5.0	(356)%
Net (loss) income	$(22.5)	$8.2	(374)%
Our Media division revenues increased 9% driven primarily by increases from our Home Entertainment and Television segments and the impact of the launch of our new WWE Network. Our Live Events segment revenues remained relatively flat. Our Consumer Products division experienced a 20% decline in revenues, primarily driven by lower licensing revenues from our video games. Our WWE Studios segment reflected a $2.1 million increase in revenues driven by the timing of our film releases and the related revenue from our movie portfolio.
In the prior year period, our results were impacted by $4.7 million of impairment charges related to the feature film, Dead Man Down, partially offset by an approximate $3.4 million positive impact from the transition of our video game to a new licensee. There were no such charges in the current year period.

Media Division
The following tables present the performance results for our segments within our Media division (dollars in millions, except where noted):

	Six Months Ended
Revenues-Media Division	June 30, 2014	June 30, 2013	increase (decrease)
Network	$61.7	$54.2	14%
Monthly subscription price (dollars)	$9.99	N/A
Number of paid subscribers at period end	699,750	N/A
Number of pay-per-view events	6	5	20%
Number of buys from pay-per-view events	1,736,000	2,295,700	(24)%
Average revenue per buy (dollars)	$21.54	$22.59	(5)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	$59.95	—%
Television	$84.1	$76.4	10%
Home Entertainment	$15.9	$14.1	13%
Gross units shipped	1,665,000	2,182,000	(24)%
Digital Media	$11.8	$14.5	(19)%
Total	$173.5	$159.2	9%

Television Ratings
Average weekly household ratings for RAW	3.6	3.5	3%
Average weekly household ratings for SmackDown	2.3	2.2	5%
Average weekly household ratings for WWE Main Event	1.0	0.9	11%
Average weekly household ratings for Total Divas (E!)	1.3	N/A

	Six Months Ended
OIBDA-Media Division	June 30, 2014	June 30, 2013	increase (decrease)
Network	$(10.9)	$13.2	(183)%
Television	22.3	23.4	(5)%
Home Entertainment	9.1	6.3	44%
Digital Media	(1.2)	2.4	(150)%
Total	$19.3	$45.3	(57)%
OIBDA as a percentage of revenues	11%	28%

Network revenues, which include revenues generated by the WWE Network, pay-per-view and video-on-demand, increased by $7.5 million in the current year period as compared to the prior year period. WWE Network, which launched on February 24, 2014, accounted for $23.8 million in new digital subscription revenues in the current year period with 699,750 subscribers as of June 30, 2014. The subscription to WWE Network is $9.99 per month with a 6 month commitment. WWE Network is a 24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library. The $23.8 million of revenues generated by WWE Network in the current year period was partially offset by the decline in pay-per-view revenue of $14.6 million due primarily to a 24% decline in total pay-per-view buys primarily attributable to WWE Network's launch. Additionally, the average revenue per buy declined by 5% to approximately $21.54 per buy due to a higher portion of pay-per-view buys coming from the internet which have lower effective pricing. In addition, video-on-demand revenues decreased by $1.7 million due to the cessation of our Classics On Demand offering in January 2014 in anticipation of the launch of WWE Network in February.  Total Network OIBDA as a percentage of revenues decreased to a loss of 18% in the current year period as compared to a profit of 24% in the prior year period driven mainly by the costs associated with the launch and ongoing support of our WWE Network. In support of the network launch, we incurred $8.3 million of advertising and $9.5 million of customer service costs in anticipation of initial customer demand and inquiries.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $7.7 million in the current year period as compared to the prior year period.  Our domestic television rights fees increased by $6.1 million, primarily due to the production and licensing of the second season of Total Divas, which is carried on the E! Network and which did not air in the prior year period. Additionally, our international television rights fees increased by $1.5 million.  The television OIBDA as a percentage of revenues decreased to 27% from 31% in the prior year period primarily due to product mix.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs, increased by $1.8 million in the current year period compared to the prior year period.  This increase was due in part to increased sell through rates at retail and the recognition of a $2.5 million minimum guarantee from our home video distributer. Home entertainment OIBDA as a percentage of revenues increased to 57% in the current year period compared to 45% in the prior year period driven by the increase in revenues and lower material costs.
Digital media revenues, which include revenues generated from WWE.com and from our magazine publishing business, decreased by $2.7 million. WWE.com revenues decreased by $1.7 million in the current year period compared to the prior year period due to digital pay-per-view revenue cannibalization by WWE Network and decreased monetization of video content across various digital platforms. Publishing revenues decreased by $1.0 million primarily due to lower newsstand sales which accounted for a 32% decline in units sold in the current year period compared to the prior year period.   Digital media OIBDA as a percentage of revenues decreased to a loss of 10% in the current year period from a profit of 17% in the prior year period driven by lower revenues with higher costs of which was in part, related to increased operating costs for WWE.com.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Six Months Ended
Revenues- Live Events	June 30, 2014	June 30, 2013	increase (decrease)
Live events	$60.0	$61.1	(2)%
North America	$49.2	$50.1	(2)%
International	$10.8	$11.0	(2)%
Total live event attendance	1,033,300	1,048,600	(1)%
Number of North American events	134	142	(6)%
Average North American attendance	6,700	6,300	6%
Average North American ticket price (dollars)	$51.79	$50.72	2%
Number of international events	23	25	(8)%
Average international attendance	6,100	6,100	—%
Average international ticket price (dollars)	$75.38	$68.40	10%
Travel packages	$2.0	$1.5	33%
Total live events	$62.0	$62.6	(1)%

	Six Months Ended
OIBDA-Live Events	June 30, 2014	June 30, 2013	increase (decrease)
Live events	$18.6	$20.9	(11)%
Travel packages	0.7	0.7	—%
Total	$19.3	$21.6	(11)%
OIBDA as a percentage of revenues	31%	35%
Live events revenues, which include revenues from ticket sales and travel packages, decreased by $0.6 million in the current year period as compared to the prior year period. Revenues from our North America live events business decreased $0.9 million or 2%, primarily due to decreases in the number of events, partially offset by higher average ticket prices and average attendance in the current year period as compared to the prior year period. Our international live events business decreased $0.2 million primarily driven by two fewer events were held in the current year period as compared to the prior year period. Live events OIBDA as a percentage of revenues decreased to 31% in the current year period compared to 35% in the prior year period, driven in part, by higher talent and travel related expenses.

Consumer Products Division
   The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Six Months Ended
Revenues-Consumer Products Division	June 30, 2014	June 30, 2013	increase (decrease)
Licensing	$19.5	$30.7	(36)%
Venue merchandise	11.5	12.0	(4)%
Domestic per capita spending (dollars)	$9.82	$11.04	(11)%
WWEShop	8.2	6.5	26%
Average WWEShop revenues per order (dollars)	$50.79	$47.95	6%
Total	$39.2	$49.2	(20)%

	Six Months Ended
OIBDA-Consumer Products Division	June 30, 2014	June 30, 2013	increase (decrease)
Licensing	$10.6	$24.4	(57)%
Venue merchandise	4.7	4.5	4%
WWEShop	1.7	1.2	42%
Total	$17.0	$30.1	(44)%
OIBDA as a percentage of revenues	43%	61%
Licensing revenues decreased by $11.2 million in the current year period as compared to the prior year period driven largely by the inclusion in the prior year period of an $8.0 million favorable benefit in connection with the termination of our former video game licensee, THQ, whereby the Company recognized $8.0 million of revenue related to the unrecognized portion of an advance received when the Company entered into the license agreement with THQ in 2009.  In addition, the remainder of the decline in licensing revenues is primarily attributable to lower licensing revenue performance from our video games, toys, apparel and novelties. Licensing OIBDA as a percentage of revenues was 54% in the current year period compared to 79% in the prior year period. The OIBDA margin in the prior year period reflected a positive benefit associated with the recognition of the advance received from THQ.
Venue merchandise revenues decreased by $0.5 million in the current year period as compared to the prior year period primarily due to an 11% decline in per capita merchandise spend at our domestic events to $9.82 in the current year period. The venue merchandise OIBDA as a percentage of revenues increased to 41% from 38% in the prior year period driven by decreased material costs and lower event venue costs.
WWEShop revenues increased by $1.7 million in the current year period compared to the prior year period, based on a 18% increase in the volume of online merchandise sales to approximately 161,000 orders. Orders increased primarily due to mobile shop optimization and a distribution strategy in the UK utilizing Amazon UK. The average revenue per order increased 6% to $50.79 in the current year period. WWEShop OIBDA as a percentage of revenues increased to 21% in the current year period from 18% in the prior year period due to more favorable margins related to international sales.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Six Months Ended
	Release	Production	June 30,	Inception to-date		Revenue		OIBDA
Title	Date	Costs*	2014	Revenue	OIBDA	2014	2013	2014	2013
2014
Oculus	April 2014	$3.0	$3.0	$—	$—	$—	$ N/A	$—	$N/A
Scooby Doo! WrestleMania Mystery	Mar 2014	1.3	1.2	—	—	—	N/A	—	N/A
		4.3	4.2	—	—	—	—	—	—

2013
Christmas Bounty	Nov 2013	3.7	0.1	4.1	0.5	—	N/A	(0.1)	N/A
12 Rounds 2: Reloaded	June 2013	1.4	1.2	0.5	0.3	0.5	—	0.3	—
No One Lives	May 2013	2.2	0.4	0.9	(0.8)	—	0.7	—	N/A
The Call	Mar 2013	1.0	0.4	3.8	3.2	3.5	0.1	2.9	0.1
Dead Man Down	Mar 2013	5.8	1.0	—	(4.7)	—	—	—	(4.7)
The Marine 3: Homefront	Mar 2013	1.5	1.1	0.8	0.4	0.7	—	0.4	—
		15.6	4.2	10.1	(1.1)	4.7	0.8	3.5	(4.6)

Prior Releases		116.3	3.6	103.1	(31.0)	1.4	3.2	0.7	0.8

Completed but not released		4.0	4.0	—	—	—	—	—	—
In production		7.7	7.7	—	—	—	—	—	—
In development		0.5	0.5	—	(4.4)	—	—	(0.3)	—
Sub-total		$148.4	$24.2	$113.2	$(36.5)	$6.1	$4.0	$3.9	$(3.8)
Selling, General & Administrative Expenses								(2.5)	(1.6)
Total								$1.4	$(5.4)
*     Production costs are presented net of the associated benefit of production incentives.
During the current year period, we released one feature film via theatrical distribution, Oculus, and one feature film direct to DVD, Scooby Doo at WrestleMania. Third-party distributors control the distribution and marketing of these films and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of these films.
WWE Studios revenues increased $2.1 million in the current year period as compared to the prior year period. The increase in revenue is driven by the timing of our film releases and when participation statements are received. In the current year period, we recognized $3.5 million in revenue from our licensed film, The Call, which was released in 2013. WWE Studios OIBDA increased $6.8 million in the current year period as compared to the prior year period, due in part, to the profitability of The Call, as well as recording impairment charges of $4.7 million related to Dead Man Down in the prior year period. There were no impairment charges in the current year period.

At June 30, 2014, the Company had $24.2 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet of which $11.9 million is for films in-release, $7.7 million is for films in production and the remaining $4.6 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.

	Six Months Ended
Revenues- Corporate & Other (dollars in millions )	June 30, 2014	June 30, 2013	increase (decrease)
Other	$1.1	$1.3	(15)%
Other revenues, which include revenues associated with talent appearances, decreased by $0.2 million in the current year period as compared to the prior year period.

	Six Months Ended
OIBDA- Corporate & Other (dollars in millions )	June 30, 2014	June 30, 2013	increase (decrease)
Corporate & Other	$(78.8)	$(65.4)	20%
Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant corporate and other expenses (dollars in millions):

	Six Months Ended
	June 30, 2014	June 30, 2013	increase (decrease)
Staff related	$27.1	$25.1	8%
Management incentive compensation	6.6	4.6	43%
Legal, accounting and other professional	12.5	7.5	67%
Travel and entertainment expense	3.5	2.3	52%
Advertising, marketing and promotion	5.1	4.0	28%
Corporate insurance	1.7	1.9	(11)%
Bad debt recovery	—	(0.2)	(100)%
All other	23.4	21.5	9%
Total corporate & other expenses	$79.9	$66.7	20%
Corporate & Other as a percentage of net revenues	28%	24%
Corporate and other expenses primarily include corporate overhead and certain expenses related to our sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and other expenses increased by $13.2 million or 20% in the current year period compared to the prior year period. This is primarily due to increases in professional fees of $5.0 million, management incentive compensation of $2.0 million, and staff related expenses of $2.0 million primarily to support talent development and other strategic objectives.

Depreciation and Amortization
(dollars in millions)

	Six Months Ended
	June 30, 2014	June 30, 2013	increase (decrease)
Depreciation and amortization	$12.9	$11.3	14%
Depreciation expense in the current year period reflects a benefit of $1.2 million from the recognition of an infrastructure tax credit. This credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. This credit was received in the current year but related to assets placed in service in prior years. Net of this adjustment, the increase in depreciation expense in the period reflects expenses for property and equipment to support our emerging content and distribution efforts, including our WWE Network. The current year balance includes an adjustment of $1.6 million to reduce the carrying value of the old Corporate Aircraft to our estimate of its fair value, in conjunction with the anticipated sale of this asset.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Six Months Ended
	June 30, 2014	June 30, 2013	increase (decrease)
Investment income, interest and other expense, net	$(0.6)	$(1.7)	(65)%
Investment income, interest and other expense, net yielded an expense of $0.6 million compared to $1.7 million in the prior year period, reflecting lower expenses related to non-income taxes and a reduction in foreign exchange losses incurred in the current year period as compared to the prior year period.
Income Taxes
(dollars in millions)

	Six Months Ended
	June 30, 2014	June 30, 2013	increase (decrease)
(Benefit from) provision for income taxes	$(12.8)	$5.0	(356)%
Effective tax rate	36%	38%

The Company recorded a tax benefit of $8.3 million associated with our operating loss in the current year period. The Company currently believes this benefit is realizable and has not recorded a valuation allowance against the related deferred tax assets. If it becomes more likely than not that the Company will not realize these benefits, a valuation allowance would be recorded with a corresponding charge to our income tax provision.
Liquidity and Capital Resources
We had cash and short-term investments of $78.9 million and $109.4 million as of June 30, 2014 and December 31, 2013, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $28.1 million and $29.6 million as of June 30, 2014 and December 31, 2013, respectively, and is related to the financing of our corporate aircraft purchased in August 2013.
On February 24, 2014, the Company launched WWE Network, an over-the-top subscription based platform for subscribers to access WWE content, including our marquis pay-per-view events. Our pay-per-view business will be impacted by WWE Network and the Company expects to continue investing in WWE Network, both in terms of operating and capital expenditures. Due to our expected continuing investment in WWE Network, we believe that our cash and short-term investments will decrease during 2014, however we believe that cash provided by operations, our existing cash and investment balances, as well as available liquidity under our revolving credit facility, will be sufficient to meet our operating requirements over the next 12 months. Longer-term results of WWE Network's launch, specifically subscriber adoption rates could have a profound positive or negative impact on the Company’s liquidity and may require additional actions by the Company to obtain liquidity.
Our uses of cash include dividend payments, spending on feature film production, capital expenditures, and additional operating costs associated with WWE Network. For the remainder of 2014, we also anticipate spending approximately $5.0 million to $10.0 million on the purchase of property and equipment and other assets.
Borrowing Capacity

In May 2014, we entered into a First Amendment to our amended and restated credit facility to provide for financial flexibility during our Network launch. As of June 30, 2014, the Company is in compliance with the provisions of the credit facility and has available debt capacity under the terms of the revolving credit facility of approximately $120.0 million. As of June 30, 2014 and December 31, 2013, there were no amounts outstanding under the credit facility.
Cash Flows from Operating Activities
Cash flows used in operating activities were $4.7 million in the current year period as compared to $5.9 million provided by operations for the corresponding period in the prior year. The $10.6 million increase in cash used in operating activities is driven by changes in operating performance, including increased spending for the launch and ongoing support of the new WWE Network as well as from increased spending on film and television production assets.  These increases were partially offset by a $5.1 million reduction in the annual payout of management incentive compensation related to the Company’s previous year performance as compared to the prior year period and other changes in working capital.

In the current year period, we spent $10.3 million on feature film production activities, compared to $5.5 million in the prior year period. In the current year period, we received $0.5 million in incentives related to feature film productions. In the prior year period, we received $0.4 million in incentives related to feature film productions. We anticipate spending between $10.0 million and $20.0 million on feature film production activities during the remainder of the current year.

In the current year period, we received $2.9 million of non-film related incentives for qualifying capital projects compared to no such incentive credits received in the prior year period. These non-film credits are reflected in investing activities discussed below. We anticipate receiving approximately $8.0 million to $10.0 million in non-film related incentives for the remainder of the year.

During the current year period, we spent $11.8 million to produce additional content, including Total Divas Season 3 and programming for the WWE Network, compared to $4.0 million in the prior year period. We anticipate spending approximately $5.0 million to $7.0 million to produce additional content, including Total Divas and programming for WWE Network content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. At June 30, 2014, our largest single customer balance was approximately 12% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities
Cash flows provided by investing activities was $9.0 million in the current year period as compared to cash used in investing activities of $9.6 million in the prior year period. The increase of $18.6 million was related to a $8.6 million increase in net investment activity (purchases and proceeds), a reduction in purchases of property and equipment of $6.9 million, and proceeds from infrastructure tax credits related to capital projects of $2.9 million.
Cash Flows from Financing Activities

Cash flows used in financing activities was $19.8 million for the current year period as compared to $18.3 million for the prior year period. The Company paid dividends of $18.0 million in both the current and prior year periods. In addition, in the current year period, we paid $1.9 million of scheduled principal payments related to the corporate aircraft debt entered into in August 2013.
Contractual Obligations
There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal period ended December 31, 2013.
Application of Critical Accounting Policies
Other than the addition of revenue recognition accounting and programming amortization accounting policies related to WWE Network launched in February 2014, there have been no significant changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2013 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. The accounting policies for WWE Network are described below.

•	Revenue Recognition for WWE Network

Revenues are recognized ratably over each monthly membership period. Deferred revenue consists of membership fees billed to members that have not been recognized and gift memberships that have not been redeemed.

•	Programming Amortization for WWE Network

For episodic programming debuting and currently expected to air exclusively on our Network, the cost of the programming is expensed upon initial release, as our expectation is that the vast majority of viewership will occur in close proximity to the initial release. We will monitor this assumption and potentially revise this policy if actual viewership patterns vary.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition”, and most industry-specific guidance. The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. This standard update is effective for our fiscal year beginning of January 1, 2017. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-Q, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in press releases and in oral statements made by our authorized officers: (i) risks relating to entering, maintaining and renewing major distribution agreements, including our domestic television programming agreements which terminate in September 2014; (ii) risks relating to the launch and operations of our digital WWE Network; (iii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iv) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (v) the unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or otherwise adversely affect our operations; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events and/or other businesses if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xiii) our live events expose us to risks relating to large public events as well as travel to and from such events; (xiv) we continue to face risks inherent in our feature film business; (xv) in addition to the launch of WWE Network, we could face a variety of risks if we expand into new or complementary businesses and/or make strategic investments; (xvi) risks related to our computer systems and online operations; (xvii) decline in general economic conditions and disruption in financial markets could adversely affect our business; (xviii) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts and potentially impacting our results of operations;(xix) our ability to access our revolving credit facility may be limited due to certain financial covenants and restrictions; (xx) we could incur substantial liabilities if litigation is resolved unfavorably; (xxi) our failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock; (xxii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxiii) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxiv) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Form 10-Q and undue reliance should not be placed on these statements. We undertake no obligation to update or revise any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2013.

Item 4. Controls and Procedures
Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. No change in internal control over financial reporting occurred during the quarter ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws in connection with certain disclosures relating to the negotiation of WWE’s domestic television license and seeking class certification and unspecified damages. The Company believes the claims are without merit and intends to vigorously defend itself against them.

In addition to the foregoing, we are involved in several other litigations and claims that we consider to be in the ordinary course of our business. By its nature, the outcome of litigation is not known but the Company does not currently expect this litigation to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.
Item 1A. Risk Factors
We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 5. Other Information
Restructuring Plan

On July 31, 2014, the Company announced a restructuring plan in support of a cost cutting initiative. Included in this restructuring was the shutdown of our magazine publishing business, a shift in our gamification strategy, and a reduction in our approved headcount. Additionally, the cost cutting initiatives include reducing prospective spending throughout our operations. As a result of these efforts, the Company anticipates recording a one-time pre-tax restructuring charge of approximately $4.5 million in the third quarter of 2014, comprised primarily of a cash charge of approximately $2.0 million for severance costs and the write-down of certain assets associated with our gamification business resulting in a non-cash charge of approximately $2.5 million. We anticipate that a majority of cash expenditures related to this restructuring will be paid during the remainder of fiscal 2014.
Item 6. Exhibits
(a) Exhibits
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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	July 31, 2014	By: /s/	George A. Barrios
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer and authorized signatory)

		/s/	Mark Kowal
Mark Kowal
Senior Vice President, Corporate Controller
(principal accounting officer and authorized
signatory)