Form 10-Q
period 2014-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2014-10-31
CIK 1091907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

At October 29, 2014 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 33,179,500 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 42,298,437.

WORLD WRESTLING ENTERTAINMENT, INC.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net revenues	$120,183	$113,292	$402,065	$389,575
Cost of revenues (including amortization and impairments of feature film and television production assets of $6,261 and $12,039, respectively, and $22,644 and $19,485, respectively)	78,417	70,947	284,880	242,668
Selling, general and administrative expenses	39,075	32,640	136,279	110,976
Depreciation and amortization	7,730	6,503	20,648	17,819
Operating (loss) income	(5,039)	3,202	(39,742)	18,112
Loss on equity investment	(3,962)	—	(3,962)	—
Investment income, net	81	264	541	1,102
Interest expense	(546)	(438)	(1,536)	(1,270)
Other (expense) income, net	(1,061)	313	(1,100)	(1,420)
(Loss) income before income taxes	(10,527)	3,341	(45,799)	16,524
(Benefit from) provision for income taxes	(4,606)	902	(17,345)	5,870
Net (loss) income	$(5,921)	$2,439	$(28,454)	$10,654

(Loss) Earnings per share:
Basic and diluted	$(0.08)	$0.03	$(0.38)	$0.14

Weighted average common shares outstanding:
Basic	75,402	75,030	75,232	74,885
Diluted	75,402	75,388	75,232	75,335
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net (loss) income	$(5,921)	$2,439	$(28,454)	$10,654
Other comprehensive income (loss):
Foreign currency translation adjustment	(118)	73	(64)	(107)
Gains/(losses) on unrealized holding gains on available-for-sale securities (net of tax (benefit)/expense of ($64) and $49, respectively, ($1) and ($225), respectively)	(105)	79	(2)	(367)
Reclassification adjustment for losses (gains) realized in net income - available-for-sale securities (net of tax (benefit)/expense of ($15) and $0, respectively, and ($14) and $1, respectively)	25	—	23	(1)
Total other comprehensive (loss) income	(198)	152	(43)	(475)
Comprehensive (loss) income	$(6,119)	$2,591	$(28,497)	$10,179

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,599	$32,911
Short-term investments, net	39,139	76,476
Accounts receivable (net of allowances for doubtful accounts and returns
of $7,325 and $9,344 respectively)	56,669	59,552
Inventory	4,539	2,874
Deferred income tax assets	16,911	12,237
Prepaid expenses and other current assets	11,997	16,147
Total current assets	158,854	200,197
PROPERTY AND EQUIPMENT, NET	116,383	133,480
FEATURE FILM PRODUCTION ASSETS, NET	27,884	16,018
TELEVISION PRODUCTION ASSETS, NET	6,205	10,772
INVESTMENT SECURITIES	7,200	8,299
NON-CURRENT DEFERRED INCOME TAX ASSETS	14,407	—
OTHER ASSETS, NET	20,632	9,696
TOTAL ASSETS	$351,565	$378,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,321	$4,251
Accounts payable and accrued expenses	69,448	47,882
Deferred income	31,389	30,112
Total current liabilities	105,158	82,245
LONG-TERM DEBT	22,670	25,385
NON-CURRENT INCOME TAX LIABILITIES	1,700	4,884
NON-CURRENT DEFERRED INCOME	6,375	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
33,173,259 and 31,302,790 shares issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively)	332	313
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
42,298,437 and 43,797,830 shares issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively)	423	438
Additional paid-in-capital	352,589	346,974
Accumulated other comprehensive income	3,469	3,512
Accumulated deficit	(141,151)	(85,289)
Total stockholders’ equity	215,662	265,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,565	$378,462

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2013	31,303	$313	43,798	$438	$346,974	$3,512	$(85,289)	$265,948
Net loss	—	—	—	—	—	—	(28,454)	(28,454)
Other comprehensive loss	—	—	—	—	—	(43)	—	(43)
Stock issuances, net	370	4	—	—	(1,117)	—	—	(1,113)
Conversion of Class B common stock by shareholder	1,500	15	(1,500)	(15)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(80)	—	—	(80)
Dividends paid	—	—	—	—	315	—	(27,408)	(27,093)
Stock-based compensation	—	—	—	—	6,497	—	—	6,497
Balance, September 30, 2014	33,173	$332	42,298	$423	$352,589	$3,469	$(141,151)	$215,662

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES:
Net (loss) income	$(28,454)	$10,654
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization and impairments of feature film production assets	3,210	15,459
Amortization of television production assets	19,435	4,026
Depreciation and amortization	22,042	17,819
Loss on equity investment	3,962	—
Amortization of bond premium	1,014	391
Amortization of debt issuance costs	471	1,559
Stock-based compensation	6,497	3,543
Recovery from doubtful accounts	(403)	(356)
Services provided in exchange for equity instruments	(439)	(659)
Loss on disposal of property and equipment	148	335
(Benefit from) provision for deferred income taxes	(21,761)	4,040
Other non-cash items	(346)	(149)
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	3,002	(17,913)
Inventory	(1,665)	(761)
Prepaid expenses and other assets	1,404	(644)
Feature film production assets	(15,076)	(6,706)
Television production assets	(14,868)	(8,687)
Accounts payable, accrued expenses and other liabilities	8,939	(11,506)
Deferred income	7,652	1,709
Net cash (used in)/provided by operating activities	(5,236)	12,154
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(9,181)	(18,302)
Purchase of corporate aircraft and related improvements	—	(29,730)
Proceeds from sale of corporate aircraft	3,167	—
Net proceeds from infrastructure improvement incentives	2,937	—
Purchases of short-term investments	(2,511)	(24,112)
Proceeds from sales and maturities of investments	38,832	30,543
Purchase of equity investments	(2,204)	(2,200)
Proceeds from sales of property and equipment	—	38
Net cash provided by/(used in) investing activities	31,040	(43,763)
FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	364	29,730
Repayment of long-term debt	(3,009)	(348)
Dividends paid	(27,093)	(26,967)
Debt issuance costs	(758)	(674)
Proceeds from issuance of stock	895	640
Excess tax benefits from stock-based payment arrangements	485	261
Net cash (used in)/provided by financing activities	(29,116)	2,642
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,312)	(28,967)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,911	66,048
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,599	$37,081
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	$720	$1,611

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

1. Basis of Presentation and Business Description
The accompanying consolidated financial statements include the accounts of WWE. “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. We are an integrated media and entertainment company, principally engaged in the production and distribution of content through various channels including our digital over-the-top ("OTT") WWE Network, television rights agreements, pay-per-view event programming, live events, feature films, licensing of various WWE themed products and the sale of consumer products featuring our brands. Our operations are organized around the following four principal activities:
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

In our prior reports filed with the Securities Exchange Commission ("SEC") through fiscal year 2013, we presented five reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media, WWE Studios and Unallocated Corporate and Other. Effective January 1, 2014, we now present ten reportable segments. Information presented for the three and nine months ended September 30, 2013 included in the unaudited consolidated financial statements herein and elsewhere in this Quarterly Report has been recast to reflect our new segment presentation. See Note 2, Segment Information, for further details on our reportable segments. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition”, and most industry-specific guidance. The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. This standard update is effective for our fiscal year beginning of January 1, 2017. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU updated the accounting guidance related to discontinued operations. The updated accounting guidance provides a narrower definition of discontinued operations than existing GAAP. The updated accounting guidance requires that only disposals of components of an entity, or groups of components, that represent a strategic shift that has or will have a material effect on the reporting entity’s operations be reported in the financial statements as discontinued operations. The updated accounting guidance also provides guidance on the financial statement presentations and disclosures of discontinued operations. On July 1, 2014, we early adopted this accounting standard update which did not have a material effect on our consolidated financial statements.
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
The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net revenues:
Network	$26,119	$15,553	$87,786	$69,719
Television	42,198	44,817	126,277	121,273
Home Entertainment	3,625	5,135	19,488	19,197
Digital Media	5,001	7,134	16,879	21,683
Live Events	21,742	25,138	83,742	87,719
Licensing	10,011	5,733	29,534	36,396
Venue Merchandise	4,163	4,024	15,663	16,024
WWEShop	4,290	2,956	12,485	9,497
WWE Studios	1,928	1,812	8,009	5,835
Corporate & Other	1,106	990	2,202	2,232
Total net revenues	$120,183	$113,292	$402,065	$389,575
OIBDA:
Network	$2,317	$7,378	$(8,619)	$20,598
Television	20,712	21,260	43,001	44,680
Home Entertainment	1,277	1,942	10,423	8,226
Digital Media	2,004	3,115	811	5,531
Live Events	3,850	5,690	23,149	27,232
Licensing	5,828	3,228	16,450	27,659
Venue Merchandise	1,632	1,653	6,325	6,184
WWEShop	729	551	2,400	1,709
WWE Studios	(421)	(7,417)	940	(12,789)
Corporate & Other	(35,237)	(27,695)	(113,974)	(93,099)
Total OIBDA	$2,691	$9,705	$(19,094)	$35,931

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Reconciliation of Total Operating (Loss) Income to Total OIBDA

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total operating (loss) income	$(5,039)	$3,202	$(39,742)	$18,112
Depreciation and amortization	7,730	6,503	20,648	17,819
Total OIBDA	$2,691	$9,705	$(19,094)	$35,931
Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
North America	$93,866	$87,341	$318,842	$304,190
Europe/Middle East/Africa	11,646	11,249	47,840	51,406
Asia Pacific	13,704	13,737	30,991	29,580
Latin America	967	965	4,392	4,399
Total net revenues	$120,183	$113,292	$402,065	$389,575
Revenues generated from the United Kingdom, our largest international market, totaled $7,699 and $27,606 for the three and nine months ended September 30, 2014, respectively, and $5,249 and $24,777 for the corresponding periods in 2013. The Company’s property and equipment was almost entirely located in the United States at September 30, 2014 and 2013.
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The following table summarizes the RSU activity during the nine months ended September 30, 2014:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	107,034	$9.87
Granted	106,296	$23.28
Vested	(71,300)	$11.14
Forfeited	(25,184)	$13.09
Dividend equivalents	3,482	$18.69
Unvested at September 30, 2014	120,328	$20.54

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
The following table summarizes the PSU activity during the nine months ended September 30, 2014:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	1,259,629	$13.46
Granted	278,281	$13.77
Achievement adjustment	(387,633)	$23.99
Vested	(371,197)	$13.71
Forfeited	(39,828)	$18.32
Dividend equivalents	16,569	$15.51
Unvested at September 30, 2014	755,821	$15.44
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
Stock-based compensation costs totaled $1,597 and $785 for the three months ended September 30, 2014 and 2013, respectively, and $6,497 and $3,543 for the nine months ended September 30, 2014 and 2013, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

4. Property and Equipment
Property and equipment consisted of the following:

	As of
	September 30, 2014	December 31, 2013
Land, buildings and improvements	$106,021	$106,749
Equipment	109,394	107,305
Corporate aircrafts	31,277	51,757
Vehicles	244	244
	246,936	266,055
Less accumulated depreciation	(130,553)	(132,575)
Total	$116,383	$133,480
Depreciation expense for property and equipment totaled $7,314 and $19,420 for the three months and nine months ended September 30, 2014, respectively, as compared to $6,111 and $16,653 for the corresponding periods in the prior year. During the first quarter of 2014, the Company received tax credits relating to our infrastructure improvements in conjunction with capital projects to support our increased content production efforts. Depreciation expense for the nine months ended September 30, 2014 reflects a benefit of $1,388 from the recognition of the infrastructure tax credit noted above. The credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. The credit was received in the current year, but related to assets placed in service in prior years. Additionally, in conjunction with the anticipated sale of our old corporate aircraft, which sale did occur during the third quarter of 2014, depreciation expense for the nine months ended September 30, 2014 includes an adjustment of $1,600 to reduce the carrying value of the asset to its estimated fair value. Depreciation expense for the third quarter of 2014 includes an impairment charge of $1,757 related to a change in business strategy related to our gamification platform. See Note 14, Restructuring Charge, for further details.
5. Feature Film Production Assets, Net
Feature film production assets consisted of the following:

	As of
	September 30, 2014	December 31, 2013
Feature film productions:
In release	$11,740	$9,413
Completed but not released	5,115	3,130
In production	10,490	2,686
In development	539	789
Total	$27,884	$16,018
Approximately 55% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 79% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production asset within four years as we receive revenues associated with international distribution of our licensed films.
During the nine months ended September 30, 2014, we released one feature film via theatrical distribution, Oculus, and two films direct to DVD, Scooby Doo at WrestleMania and Leprechaun: Origins, which comprise $4,980 of our "In release" feature film assets as of September 30, 2014. During 2013, the Company entered into an agreement to co-distribute the feature film Road to Paloma. This film was released via a limited theatrical release and on DVD in July 2014. The Company intends to recognize

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

revenue generated by this film in a manner similar to how it recognizes revenue for its licensed films. In 2014, the Company did not record any revenue associated with this release. Third-party distributors control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film. During the nine months ended September 30, 2013, we released three feature films via theatrical distribution, No One Lives, The Call and Dead Man Down and two films, 12 Rounds 2: Reloaded and The Marine 3: Homefront direct to DVD, which aggregate $3,625 of our "In release" feature film assets as of September 30, 2014.
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
We did not record any impairment charges during the three and nine months ended September 30, 2014 related to our feature films. During the three and nine months ended September 30, 2013, we recorded impairment charges of $6,965 and $11,661, respectively related to our feature films. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.
We currently have five films designated as "Completed but not released" and have six films "In production". We also have capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the nine months ended September 30, 2014, we expensed $339 related to previously capitalized development costs of abandoned projects. We did not incur any comparable expenses for the three months ended September 30, 2014 or in the prior year periods.
6. Television Production Assets, Net
Television production assets consisted of the following:

	As of
	September 30, 2014	December 31, 2013
Television productions:
In release	$5,932	$1,365
In production	273	9,407
Total	$6,205	$10,772
Television production assets consist primarily of episodic content series we have produced for distribution through a variety of platforms including on WWE Network. Amounts capitalized primarily include development costs, production costs, production overhead and employee salaries. We have $6,205 and $10,772 capitalized as of September 30, 2014 and December 31, 2013, respectively, related to this type of programming. Costs to produce our live event programming are expensed when the event is first broadcast. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. During the three and nine months ended September 30, 2014, we amortized $5,121 and $19,435 of television production assets, of which $1,621 and $9,668 were related to Network programming and $3,500 and $9,767 were related to Television programming, respectively. During the three and nine months ended September 30, 2013, we amortized $4,026 related to Television programming.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset. During the three and nine months ended September 30, 2014 and 2013, we did not record any impairments related to our television production assets.
7. Investment Securities and Short-Term Investments
Investment Securities:
WWE maintains several cost method investments. On March 14, 2014, the Company invested $2,000 in Series E Preferred Stock of a software application developer. On June 25, 2012, the Company invested $5,000 in Series B Preferred Stock in a mobile video publishing business, ("Investment"), and entered into a two-year strategic partnership during which time WWE received $1,758 in common stock. In July of 2014 this Investment initiated a convertible note financing arrangement, the (“July financing”) which resulted in a change in WWE's ownership of common shares, preferred stock and convertible notes. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. As a result of the July financing we performed an analysis to reassess the fair value of this Investment due to the change in the capital structure and recorded an impairment charge of $3,962 for the excess of the carrying value over the estimated fair value of $3,000. The Company did not record any impairment charge on these assets during the nine months ended September 30, 2013. Investment Securities in our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 of $7,200 and $8,299, respectively, are amounts related to these investments.
Short-Term Investments:
Short-term investments measured at fair value consisted of the following:

	September 30, 2014				December 31, 2013
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gain	(Loss)	Fair Value	Amortized Cost	Gain	(Loss)	Fair Value
Municipal bonds	$19,577	$64	$—	$19,641	$44,636	$176	$(91)	$44,721
Corporate bonds	19,512	39	(53)	19,498	31,825	104	(174)	31,755
Total	$39,089	$103	$(53)	$39,139	$76,461	$280	$(265)	$76,476
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
Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of September 30, 2014, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month-4 years
Corporate bonds	4 months-3 years

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

The following table summarizes the short-term investment activity:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Proceeds from sale of short-term investments	$14,794	$—	$22,572	$2,793
Proceeds from maturities and calls of short-term investments	$7,225	$7,480	$16,260	$27,750
Gross realized (loss) gains on sale of short-term investments	$(40)	$—	$(37)	$1
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

Level 1-	quoted prices in active markets for identical assets or liabilities;
Level 2-	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3-	unobservable inputs, such as discounted cash flow models or valuations
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at September 30, 2014				Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$19,641	$—	$19,641	$—	$44,721	$—	$44,721	$—
Corporate bonds	19,498	—	19,498	—	31,755	—	31,755	—
Total	$39,139	$—	$39,139	$—	$76,476	$—	$76,476	$—
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
The fair value measurements of our investment securities, which are recorded under the cost method, are classified within Level 3 as significant unobservable inputs are used to fair value these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. During the nine months ended September 30, 2014, the Company recorded an impairment charge of $3,962 on the Investment for the excess of the carrying value over the estimated fair value of $3,000. The Company did not record any impairment charge on these assets during the nine months ended September 30, 2013.
The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the nine months ended September 30, 2014, the Company recorded an adjustment of $1,600 to reduce the carrying value of our old corporate aircraft to its estimated fair value and recorded an impairment charge of $1,757 related to a change in business strategy related to our gamification platform. During the nine months ended September 30, 2013, the Company recorded an impairment charge of $11,661 on a feature film production asset based on a fair value measurement of $2,363. See Note 5, Feature Film Production Assets, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party valuation specialist who assists us in gathering the necessary inputs used in our model.
The fair value of the Company’s long-term debt, consisting of a promissory note payable to RBS Asset Finance, Inc. is estimated based upon quoted price estimates for similar debt arrangements.  At September 30, 2014, the face amount of the note approximates its fair value.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of
	September 30, 2014	December 31, 2013
Trade related	$9,563	$8,565
Staff related	9,236	5,580
Management incentive compensation	9,978	5,711
Talent related	6,226	6,304
Accrued WWE Network related expenses	13,116	2,477
Accrued event and television production	4,294	4,429
Accrued home entertainment expenses	738	1,341
Accrued legal and professional	1,802	1,903
Accrued purchases of property and equipment	720	1,700
Accrued film liability	2,559	2,654
Accrued other	11,216	7,218
Total	$69,448	$47,882
Accrued other at September 30, 2014 includes an accrual for costs associated with our domestic television rights agreement, as well as, other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The increase in accrued expenses is also due to the timing of staff related expenses and an increase in management incentive compensation based on Company performance and for various accrued expenses related to WWE Network operations.
10. Debt
Aircraft Financing

On August 7, 2013, the Company entered into a $31,568 promissory note (the “Note”) with RBS Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013, and has a final maturity of August 7, 2020. The Note is secured by a first priority perfected security interest in the newly purchased aircraft. As of September 30, 2014, the amount outstanding under the Note was $26,991.

Revolving Credit Facility

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. Applicable interest rates for the borrowings under the revolving credit facility are based on the Company's current consolidated leverage ratio. As of September 30, 2014, the LIBOR-based rate plus margin was 2.49%. The Company is also required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Under the terms of the revolving credit facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates.

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

As of September 30, 2014, the Company is in compliance with the provisions of the Amendment and has available debt capacity under the terms of the revolving credit facility of approximately $160,000. As of September 30, 2014 and December 31, 2013, there were no amounts outstanding under the credit facility.

11. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our network, television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At September 30, 2014, our largest single customer balance was approximately 13% of our gross accounts receivable balance.
12. Income Taxes
As of September 30, 2014, we had $16,911 of deferred tax assets, net included in current assets and $14,407 included in non-current assets in our Consolidated Balance Sheets. As of December 31, 2013, we had $12,237 of deferred tax assets, net included in current assets and $2,681 of deferred tax liabilities, net included in Noncurrent Income Tax Liabilities in our Consolidated Balance Sheets. The large increase in our deferred tax asset balance was driven by our operating loss in the current year and associated net operating loss and foreign tax credit carryforwards.

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

13. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. During the nine months ended September 30, 2014, we received $3,080 for infrastructure improvement incentives relating to qualifying capital projects. Of this amount $2,937, was recorded as a reduction in property and equipment. We did not receive any similar incentives for the nine months ended September 30, 2013. During the three and nine months ended September 30, 2014 and 2013, we received $1,515 and $1,971, and $427 and $864, respectively, of incentives relating to feature film productions which reduced the related assets. During the three and nine months ended September 30, 2014, we received $10,833 of incentives relating to television production activities that was recorded as an offset to production expenses. During the three and nine months ended

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

September 30, 2013, we received $9,805 and $10,201, respectively of incentives related to television production activities that were recorded as an offset to production expenses.
14. Restructuring Charge
On July 31, 2014, the Company announced a restructuring plan in support of a cost cutting initiative. Included in this restructuring was the shutdown of our magazine publishing business, a shift in our gamification strategy, and a reduction in our approved headcount. Additionally, the cost cutting initiatives include reducing prospective spending throughout our operations. As a result of these efforts, the Company recorded a one-time pre-tax restructuring charge of approximately $4,200 in the third quarter of 2014, comprised primarily of a cash charge of approximately $2,000 for severance costs and the write-down of certain assets associated with our gamification business resulting in a non-cash charge of approximately $1,800. The severance costs are recorded in Selling, General and Administrative expenses in our Consolidated Statements of Income. Approximately $1,100 of cash spend related to severance and other restructuring charges was paid out in the third quarter and we anticipate that a majority of the remaining liability will be paid out over the next two quarters.
15. Commitments and Contingencies
Legal Proceedings
On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license. The complaint seeks certain unspecified damages. A nearly identical lawsuit was filed one month later entitled Curtis Swanson, on behalf of himself and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios. Both lawsuits are purported securities class actions subject to the Private Securities Litigation Reform Act of 1995 (“PSLRA”). On September 23-24, five putative plaintiffs filed motions to be appointed lead plaintiff and to consolidate the two cases pursuant to the PSLRA. The Company joined the motion for consolidation made by the putative lead plaintiffs. The Company believes the claims are without merit and intends to vigorously defend itself against them.
On October 25, 2014, the Company received notice of a purported class action lawsuit filed in the United States District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. alleging, among other things, that the Company concealed and denied medical research and evidence concerning traumatic brain injuries suffered by WWE’s performers.  The Company believes the claims are without merit and intends to vigorously defend itself against them.
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
16. Subsequent Event
In October of 2014, the Company received a $50,000 advance payment related to a recently executed television distribution agreement. The $50,000 advance will be recorded as deferred revenue and will be reduced as earned per the terms of the agreement.

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

Results of Operations
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013
(dollars in millions)
Summary

	Three Months Ended
	September 30, 2014	September 30, 2013	increase (decrease)
Net Revenues
Media Division	$76.9	$72.7	6%
Live Events	21.8	25.1	(13)%
Consumer Products Division	18.5	12.6	47%
WWE Studios	1.9	1.8	6%
Corporate & Other	1.1	1.1	—%
Total	120.2	113.3	6%

OIBDA
Media Division	$26.3	$33.7	(22)%
Live Events	3.9	5.6	(30)%
Consumer Products Division	8.2	5.5	49%
WWE Studios	(0.4)	(7.4)	(95)%
Corporate & Other	(35.3)	(27.7)	27%
Total	2.7	9.7	(72)%
OIBDA as a percentage of revenues	2%	9%

Depreciation and amortization expense	$7.7	$6.5	18%
Operating (loss) income	(5.0)	3.2	(256)%
Loss in equity investment	(4.0)	—	(100)%
Investment and other (expense) income, net	(1.5)	0.1	(1,600)%
(Loss) income before income taxes	(10.5)	3.3	(418)%
(Benefit from) provision for income taxes	(4.6)	0.9	(611)%
Net (loss) income	$(5.9)	$2.4	(346)%
Our Media division revenues increased 6% driven primarily the impact of the launch of our WWE Network. Our Live Events segment revenues decreased by 13% primarily due to unfavorable North American venue mix. Our Consumer Products division experienced a 47% increase in revenues, primarily due to increased video game royalties. Our WWE Studios segment increased slightly by $0.1 million.
The comparability of our results in the current year quarter were impacted by $4.2 million in restructuring charges of which $2.4 million relates to severance and other costs and is included in Corporate and Other Expense with $0.3 million included in our Digital Media segment, and $1.8 million relates to the impairment of gamification assets and is included in depreciation and amortization expense. The current year quarter also includes a $4.0 million impairment of an equity investment and is included in other expense. In the prior year quarter, our results were impacted by $7.0 million of impairment charges related to our film portfolio.

Media Division
The following tables present the performance results for our segments within our Media division (dollars in millions, except where noted):

	Three Months Ended
Revenues-Media Division	September 30, 2014	September 30, 2013	increase (decrease)
Network	$26.1	$15.5	68%
Subscriptions	$22.4	N/A
Pay-per-view	$3.7	$14.6	(75)%
Video-on-demand	$—	$0.9	(100)%
Monthly subscription price (dollars)(a)	$9.99 / $12.99	N/A
Number of paid subscribers at period end	731,359	N/A
Domestic	702,883	N/A
International	28,476	N/A
Number of average paid subscribers (b)	723,174	N/A
Number of pay-per-view events	3	3	—%
Number of buys from pay-per-view events	284,600	761,000	(63)%
Average revenue per buy (dollars)	$12.83	$19.35	(34)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Television	$42.2	$44.8	(6)%
Home Entertainment	$3.6	$5.2	(31)%
Gross units shipped	429,000	718,200	(40)%
Digital Media	$5.0	$7.2	(31)%
Total	$76.9	$72.7	6%

Television Ratings
Average weekly household ratings for RAW	3.4	3.3	3%
Average weekly household ratings for SmackDown	2.2	2.2	—%
Average weekly household ratings for WWE Main Event	N/A	0.9
Average weekly household ratings for Total Divas (E!)	1.4	1.4	—%

	Three Months Ended
OIBDA-Media Division	September 30, 2014	September 30, 2013	increase (decrease)
Network	$2.3	$7.4	(69)%
Television	20.7	21.3	(3)%
Home Entertainment	1.3	1.9	(32)%
Digital Media	2.0	3.1	(35)%
Total	$26.3	$33.7	(22)%
OIBDA as a percentage of revenues	34%	46%
(a) This is our pricing for our domestic subscribers. In certain international territories, subscribers can access the Network by other means, subscription pricing may vary.
(b) Average subscribers shown for 2014 represent the average level of subscribers over the three months ended September 30, 2014. WWE Network launched in the U.S. on February 24, 2014.

Network revenues, which include revenues generated by WWE Network, pay-per-view and video-on-demand, increased 68% or $10.6 million in the current quarter as compared to the prior year quarter as new subscription revenue more than offset a decline in pay-per-view revenue. WWE Network generated $22.4 million in subscription revenue with approximately 723,000 average paid subscribers at quarter-end. During the three months ended September 30, 2014, WWE Network had approximately 285,000 gross additions to its subscriber base, offset by churn of 254,000 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently became a subscriber). WWE Network launched on February 24, 2014 and is a subscription based OTT product which includes our events previously distributed as pay-per-view events. As subscribers join WWE Network, it is expected that pay-per-view buys will decrease. Network subscription revenue was partially offset by a $10.9 million decline in pay-per-view revenue, driven by an overall 63% decline in buys for the Company’s pay-per-view events and a 34% decline in revenue per buy to $12.83, as a higher percentage of our buys are now generated internationally, which has lower pricing than domestic.  Total Network OIBDA as a percentage of revenues decreased to 9% in the current year quarter as compared to 48% in the prior year quarter driven mainly by the costs associated with the launch and ongoing support of our WWE Network. Included in the current quarter results is approximately $6.7 million of costs related to advertising,$2.8 million of programming costs, and $2.7 million of development costs.

The following table contains subscriber data for the three months ended September 30, 2014:

September 30, 2014
Beginning subscribers	699,752
Net subscriber additions	31,607
Ending subscribers	731,359

Television revenues, which include revenues generated from television rights fees and advertising, decreased by 6% or $2.6 million in the current year quarter as compared to the prior year quarter.  Our domestic television rights fees decreased by $4.1 million, primarily due to the timing of airing our Total Divas program, which is carried on the E! Network, as five fewer episodes were aired in the current year quarter as compared to the prior year quarter. In addition, the decrease in revenues includes the absence of rights fees from our Main Event program which ceased television distribution in the first quarter of 2014 and is currently broadcast on WWE Network. These decreases were partially offset by increases in our international rights business which increased by $1.1 million as a result of contractual increases for existing programs. The television OIBDA as a percentage of revenues increased to 49% from 48% in the prior year quarter.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs, decreased 31% or $1.6 million in the current year quarter compared to the prior year quarter.  This decrease reflected a 40% decline in units shipped, combined with a 19% decrease in the average price per unit to $9.22. The decline in unit shipments reflects reduced shipments of WWE's catalog titles which are typically characterized by lower prices and profit margins than new releases. The average effective price decline reflected retail pricing pressure on both new releases and catalog titles which more than offset the impact of product mix. Home entertainment OIBDA as a percentage of revenues decreased to 36% in the current year quarter compared to 37% in the prior year quarter driven by decreased revenues and in part due to higher talent royalties.
Digital media revenues, which include revenues generated from WWE.com and from our magazine publishing business, decreased 31% or $2.2 million. The decrease in revenue was primarily related to a $1.5 million decline in WWE.com revenues as pay-per-view webcast sales declined due to the launch of WWE Network. Additionally, the decrease reflected lower advertising revenues across various platforms. Publishing revenues declined by $0.7 million in the current quarter primarily due to the discontinuance of our print WWE Magazine business. These declines were partially offset by higher YouTube royalties versus the prior year quarter as the Company's video streams continue to rise with approximately 3 billion streams year-to-date through September 30, 2014. Digital media OIBDA as a percentage of revenues decreased to 40% in the current year quarter compared to 43% in the prior year quarter driven primarily by lower revenues and the discontinuance our print magazine business.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
Revenues- Live Events	September 30, 2014	September 30, 2013	increase (decrease)
Live events	$21.6	$25.0	(14)%
North America	$17.3	$17.5	(1)%
International	$4.3	$7.5	(43)%
Total live event attendance	421,300	435,200	(3)%
Number of North American events	73	62	18%
Average North American attendance	5,100	5,500	(7)%
Average North American ticket price (dollars)	$44.60	$46.78	(5)%
Number of international events	6	14	(57)%
Average international attendance	7,700	6,700	15%
Average international ticket price (dollars)	$92.89	$72.30	28%
Travel packages	$0.2	$0.1	100%
Total live events	$21.8	$25.1	(13)%

	Three Months Ended
OIBDA-Live Events	September 30, 2014	September 30, 2013	increase (decrease)
Live events	$3.8	$5.6	(32)%
Travel packages	0.1	—	100%
Total	$3.9	$5.6	(30)%
OIBDA as a percentage of revenues	18%	22%
Live events revenues, which include revenues from ticket sales and travel packages, decreased 13% or $3.3 million in the current year quarter as compared to the prior year quarter. Revenues from our international live events business decreased by $3.2 million primarily due to the staging of eight fewer events in the current year quarter as compared to the prior year quarter, which was partially offset by a 28% increase in average ticket prices to $92.89 and a 15% increase in average attendance. The changes in ticket prices and average attendance were predominantly due to changes in country mix. Revenues from our North America live events business decreased by $0.2 million or 1%, primarily due to an overall 7% lower average attendance and a 5% decrease in average ticket prices to $44.60 due to venue mix. The decrease was partially offset by staging eleven additional events. Live events OIBDA as a percentage of revenues decreased to 18% in the current year quarter compared to 22% in the prior year quarter, driven in part, by higher event venue costs and an increase in production costs.

Consumer Products Division
   The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Three Months Ended
Revenues-Consumer Products Division	September 30, 2014	September 30, 2013	increase (decrease)
Licensing	$10.0	$5.7	75%
Venue merchandise	4.2	4.0	5%
Domestic per capita spending (dollars)	$9.69	$9.53	2%
WWEShop	4.3	2.9	48%
Average WWEShop revenues per order (dollars)	$47.59	$48.87	(3)%
Total	$18.5	$12.6	47%

	Three Months Ended
OIBDA-Consumer Products Division	September 30, 2014	September 30, 2013	increase (decrease)
Licensing	$5.9	$3.3	79%
Venue merchandise	1.6	1.7	(6)%
WWEShop	0.7	0.5	40%
Total	$8.2	$5.5	49%
OIBDA as a percentage of revenues	44%	44%
Licensing revenues increased 75% or $4.3 million in the current year quarter as compared to the prior year quarter primarily driven by higher contractual royalty rates in the current year quarter compared to the prior year quarter for video game revenue. Licensing OIBDA as a percentage of revenues increased slightly to 59% in the current year quarter compared to 58% in the prior year quarter.
Venue merchandise revenues increased by $0.2 million in the current year quarter as compared to the prior year quarter primarily due a 2% increase in per capital merchandise spend at domestic events, which was partially offset by a 3% lower total attendance. The venue merchandise OIBDA as a percentage of revenues decreased to 38% from 43% in the prior year quarter due to higher event venue costs.
WWEShop revenues increased 48% or $1.4 million in the current year quarter compared to the prior year quarter, based on a 50% increase in the volume of online merchandise sales to approximately 89,900 orders globally. Orders increased primarily due to mobile shop optimization and a distribution strategy in the UK utilizing Amazon UK. The average revenue per order decreased 3% to $47.59 in the current year quarter compared to the prior year quarter. WWEShop OIBDA as a percentage of revenues decreased to 16% in the current year quarter from 17% in the prior year quarter due to lower margins related to international sales.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended September 30,
	Release	Production	Sept 30,	Inception to-date		Revenue		OIBDA
Title	Date	Costs*	2014	Revenue	OIBDA	2014	2013	2014	2013
2014
Leprechaun: Origins	Aug 2014	$1.0	$1.0	$—	$—	$—	$ N/A	$—	$ N/A
Oculus	April 2014	3.0	3.0	—	—	—	N/A	—	N/A
Scooby Doo! WrestleMania Mystery	Mar 2014	1.3	1.0	0.5	0.2	0.5	N/A	0.2	N/A
		5.3	5.0	0.5	0.2	0.5	—	0.2	—
2013
Christmas Bounty	Nov 2013	3.7	0.1	4.1	0.5	—	N/A	—	N/A
12 Rounds 2: Reloaded	June 2013	1.4	1.0	0.8	0.4	0.3	—	0.2	—
No One Lives	May 2013	2.2	0.4	0.9	(0.8)	—	0.1	—	(0.9)
The Call	Mar 2013	1.0	0.4	4.0	3.4	0.2	—	0.1	—
Dead Man Down	Mar 2013	5.8	1.0	—	(4.7)	—	—	—	—
The Marine 3: Homefront	Mar 2013	1.5	0.8	1.2	0.6	0.4	—	0.2	—
		15.6	3.7	11.0	(0.6)	0.9	0.1	0.5	(0.9)

Prior Releases		116.3	3.1	103.6	(31.0)	0.5	1.7	0.1	(5.6)

Completed but not released		5.1	5.1	—	—	—	—	—	—
In production		10.5	10.5	—	—	—	—	—	—
In development		0.5	0.5	—	(4.4)		—	—	—
Sub-total		$153.3	$27.9	$115.1	$(35.8)	$1.9	$1.8	0.8	(6.5)
Selling, General & Administrative Expenses								(1.2)	(0.9)
Total								$(0.4)	$(7.4)
*     Production costs are presented net of the associated benefit of production incentives.
During the current year quarter, we released one film direct to DVD, Leprechaun: Origins. During 2013, the Company entered into an agreement to co-distribute the feature film Road to Paloma. This film was released via a limited theatrical release and on DVD in July 2014. The Company intends to recognize revenue generated by this film in a manner similar to how it recognizes revenue for its licensed films. In 2014, the Company did not record any revenue associated with this release. Third-party distributors control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of these films. We did not release any feature films in the prior year quarter.
WWE Studios revenues increased $0.1 million in the current year quarter as compared to the prior year quarter. The revenue recognized in the current year quarter is primarily associated with our 2013 portfolio of film releases. WWE Studios OIBDA increased $7.0 million primarily due to recording impairment charges totaling $7.0 million in the prior year quarter.

At September 30, 2014, the Company had $27.9 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet of which $11.8 million is for films in-release, $10.5 million is for films in production and the remaining $5.6 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.

	Three Months Ended
Revenues- Corporate & Other (dollars in millions )	September 30, 2014	September 30, 2013	increase (decrease)
Other	$1.1	$1.1	—%
Other revenues include revenues associated with talent appearances and were flat in the periods.

	Three Months Ended
OIBDA- Corporate & Other (dollars in millions )	September 30, 2014	September 30, 2013	increase (decrease)
Corporate & Other	$(35.3)	$(27.7)	27%
Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant corporate and other expenses (dollars in millions):

	Three Months Ended
	September 30, 2014	September 30, 2013	increase (decrease)
Staff related	$14.8	$11.4	30%
Management incentive compensation	2.8	0.5	460%
Legal, accounting and other professional	4.9	3.5	40%
Travel and entertainment expense	1.4	1.3	8%
Advertising, marketing and promotion	2.1	1.8	17%
Corporate insurance	1.0	1.2	(17)%
Bad debt recovery	(0.4)	(0.2)	100%
All other	9.8	9.3	5%
Total corporate & other expenses	$36.4	$28.8	26%
Corporate & Other as a percentage of net revenues	30%	25%
Corporate and other expenses primarily include corporate overhead and certain expenses related to sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and other expenses increased $7.6 million or 26% as compared to the prior year quarter. The increase in expenses during the quarter was primarily driven by a $5.7 million increase in salary and benefit costs, in part, related to severance costs associated with our restructuring plan and increased management incentive compensation based upon Company performance, as well, as a $1.4 million increase in professional fees in support of our strategic objectives.

Depreciation and Amortization
(dollars in millions)

	Three Months Ended
	September 30, 2014	September 30, 2013	increase (decrease)
Depreciation and amortization	$7.7	$6.5	18%

Depreciation expense for the current year quarter includes an impairment charge of $1.8 million related to a shift in digital gaming strategy as part our restructuring plan.
Investment Income, Interest and Other (Expense) Income, Net
(dollars in millions)

	Three Months Ended
	September 30, 2014	September 30, 2013	increase (decrease)
Loss on equity investment	$(4.0)	$—	(100)%
Investment income, interest and other (expense) income, net	(1.5)	0.1	(1,600)%
The current year quarter includes an impairment charge of $4.0 million on an equity investment for the excess of the carrying value over its estimated fair value. Investment income, interest and other (expense) income, net yielded an expense of $1.5 million compared to income of $0.1 million in the prior year quarter reflecting changes in realized foreign exchange losses of $0.9 million.
Income Taxes
(dollars in millions)

	Three Months Ended
	September 30, 2014	September 30, 2013	increase (decrease)
(Benefit from) provision for income taxes	$(4.6)	$0.9	(611)%
Effective tax rate	44%	27%

The Company recorded a tax benefit of $4.6 million associated with our operating loss in the quarter. The Company currently believes this benefit is realizable and has not recorded a valuation allowance against the related deferred tax assets. If it becomes more likely than not that the Company will not realize these benefits, a valuation allowance would be recorded with a corresponding charge to our income tax provision.

Results of Operations
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
(dollars in millions)
Summary

	Nine Months Ended
	September 30, 2014	September 30, 2013	increase (decrease)
Net Revenues
Media Division	$250.4	$231.9	8%
Live Events	83.8	87.7	(4)%
Consumer Products Division	57.7	61.9	(7)%
WWE Studios	8.0	5.8	38%
Corporate & Other	2.2	2.3	(4)%
Total	402.1	389.6	3%

OIBDA
Media Division	$45.6	$79.0	(42)%
Live Events	23.2	27.2	(15)%
Consumer Products Division	25.2	35.6	(29)%
WWE Studios	0.9	(12.8)	107%
Corporate & Other	(114.0)	(93.1)	22%
Total	(19.1)	35.9	(153)%
OIBDA as a percentage of revenues	(5)%	9%

Depreciation and amortization expense	$20.6	$17.8	16%
Operating (loss) income	(39.7)	18.1	(319)%
Loss on equity investment	(4.0)	—	(100)%
Investment and other expense, net	(2.1)	(1.6)	31%
(Loss) income before income taxes	(45.8)	16.5	(378)%
(Benefit from) provision for income taxes	(17.3)	5.8	(398)%
Net (loss) income	$(28.5)	$10.7	(366)%
Our Media division revenues increased 8% driven primarily due to the impact of the launch of our new WWE Network and increases from our Television segment. Our Live Events segment revenues declined by 4% due to decreased stadium capacity and ticket prices at WrestleMania due to the venue location and the staging of ten fewer international events. Our Consumer Products division experienced a 7% decline in revenues, primarily driven by lower licensing revenues from our video games. Our WWE Studios segment reflected a $2.2 million increase in revenues driven by the timing of our film releases and the related revenue from our movie portfolio.
The comparability of our results in the current year period were impacted by $4.2 million in restructuring charges of which $2.4 million relates to severance and other costs and is included in Corporate and Other Expense with $0.3 million included in our Digital Media Segment, and $1.8 million relates to the impairment of gamification assets and is included in depreciation and amortization expense. The current year period also includes a $4.0 million impairment of an equity investment and is included in other expense and a $1.6 million adjustment to reduce the carrying value of the old corporate aircraft to its estimated fair value, included in depreciation expense. In the prior year period, our results were impacted by $11.7 million of impairment charges related to our film portfolio and an approximate $3.4 million positive impact from the transition of our video game to a new licensee.
Media Division
The following tables present the performance results for our segments within our Media division (dollars in millions, except where noted):

	Nine Months Ended
Revenues-Media Division	September 30, 2014	September 30, 2013	increase (decrease)
Network	$87.8	$69.7	26%
Subscriptions	$46.2	N/A
Pay-per-view	$41.3	$66.8	(38)%
Video-on-demand	$0.3	$2.9	(90)%
Monthly subscription price (dollars) (a)	$9.99 / $12.99	N/A
Number of paid subscribers at period end	731,359	N/A
Domestic	702,883	N/A
International	28,476	N/A
Number of average paid subscribers (b)	514,652	N/A
Number of pay-per-view events	9	8	13%
Number of buys from pay-per-view events	2,020,600	3,056,400	(34)%
Average revenue per buy (dollars)	$20.29	$21.80	(7)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	$59.95	—%
Television	$126.2	$121.3	4%
Home Entertainment	$19.5	$19.2	2%
Gross units shipped	2,094,300	2,900,200	(28)%
Digital Media	$16.9	$21.7	(22)%
Total	$250.4	$231.9	8%

Television Ratings
Average weekly household ratings for RAW	3.5	3.4	3%
Average weekly household ratings for SmackDown	2.3	2.2	5%
Average weekly household ratings for WWE Main Event	1.0	0.9	11%
Average weekly household ratings for Total Divas (E!)	1.4	1.4	—%

	Nine Months Ended
OIBDA-Media Division	September 30, 2014	September 30, 2013	increase (decrease)
Network	$(8.6)	$20.6	(142)%
Television	43.0	44.7	(4)%
Home Entertainment	10.4	8.2	27%
Digital Media	0.8	5.5	(85)%
Total	$45.6	$79.0	(42)%
OIBDA as a percentage of revenues	18%	34%

(a) This is our pricing for our domestic subscribers. In certain international territories, subscribers can access the Network by other means, subscription pricing may vary.
(b) Average subscribers shown for 2014 represent the average level of subscribers over the nine months ended September 30, 2014. WWE Network launched in the U.S. on February 24, 2014.

Network revenues, which include revenues generated by WWE Network, pay-per-view and video-on-demand, increased by $18.1 million in the current year period as compared to the prior year period. WWE Network, which launched on February 24, 2014, accounted for $46.2 million in new digital subscription revenues in the current year period with approximately 515,000 average paid subscribers for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, WWE Network had approximately 1,154,000 gross additions to its subscriber base, offset by churn of 423,000 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently became a subscriber). The subscription to WWE Network is $9.99 per month with a 6 month commitment or $12.99 a month with no commitment period. WWE Network is a 24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library. The $46.2 million of revenues generated by WWE Network in the current year period was partially offset by the decline in pay-per-view revenue of $25.5 million due primarily to a 34% decline in total pay-per-view buys primarily attributable to WWE Network's launch. Additionally, the average revenue per buy declined by 7% to approximately $20.29 per buy due to a higher portion of pay-per-view buys coming from international markets in which have lower effective pricing. In addition, video-on-demand revenues decreased by $2.6 million due to the cessation of our Classics On Demand offering in January 2014 in anticipation of the launch of WWE Network in February.  Total Network OIBDA as a percentage of revenues decreased to a loss of 10% in the current year period as compared to a profit of 30% in the prior year period driven mainly by the costs associated with the launch and ongoing support of our WWE Network. In support of the network launch, we incurred $15.0 million of advertising costs, $11.2 million of customer service costs in anticipation of initial customer demand and inquiries and $10.9 million of programing costs.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $4.9 million in the current year period as compared to the prior year period.  Our domestic television rights fees increased by $1.8 million, primarily due to the timing of airing our Total Divas program, which is carried on the E! Network, as the current year period included Season 2 and part of Season 3 compared to the prior year period which included only part of Season 1. This increase was partially offset by the absence of rights fees from our Main Event and Saturday Morning Slam programs which ceased television distribution in the first quarter of 2014 and second quarter of 2013, respectively. Main Event currently is broadcast on WWE Network. Additionally, our international television rights fees increased by $2.6 million.  The television OIBDA as a percentage of revenues decreased to 34% from 37% in the prior year period primarily due to product mix.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs, increased by $0.3 million in the current year period compared to the prior year period.  This increase was due in part to the recognition of a $2.5 million minimum guarantee from our home video distributer. This increase was offset by a decrease in domestic home entertainment revenue which fell by $2.3 million, due to a 28% decline in shipments to 2.1 million units and a 6% decline in the average price per unit to $9.70. Home entertainment OIBDA as a percentage of revenues increased to 53% in the current year period compared to 43% in the prior year period driven by the recognition of the minimum guarantee and the lack of associated variable costs.
Digital media revenues, which include revenues generated from WWE.com and from our magazine publishing business, decreased by $4.8 million. WWE.com revenues decreased by $3.1 million in the current year period compared to the prior year period due to digital pay-per-view revenue cannibalization by WWE Network and decreased monetization of video content across various digital platforms. This decrease was partially offset by higher advertising versus the prior year period. Publishing revenues decreased by $1.7 million primarily due to decreased sell through prior to the discontinuance of our print WWE magazine business in the third quarter of 2014. Digital media OIBDA as a percentage of revenues decreased to 5% in the current year period from 25% in the prior year period driven by the decline in digital pay-per-view buy revenue, decreased performance of our publishing business and a relatively fixed cost structure.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Nine Months Ended
Revenues- Live Events	September 30, 2014	September 30, 2013	increase (decrease)
Live events	$81.6	$86.1	(5)%
North America	$66.5	$67.6	(2)%
International	$15.1	$18.5	(18)%
Total live event attendance	1,454,500	1,483,700	(2)%
Number of North American events	207	204	1%
Average North American attendance	6,100	6,100	—%
Average North American ticket price (dollars)	$49.66	$49.63	—%
Number of international events	29	39	(26)%
Average international attendance	6,400	6,300	2%
Average international ticket price (dollars)	$79.99	$69.92	14%
Travel packages	$2.2	$1.6	38%
Total live events	$83.8	$87.7	(4)%

	Nine Months Ended
OIBDA-Live Events	September 30, 2014	September 30, 2013	increase (decrease)
Live events	$22.4	$26.5	(15)%
Travel packages	0.8	0.7	14%
Total	$23.2	$27.2	(15)%
OIBDA as a percentage of revenues	28%	31%
Live events revenues, which include revenues from ticket sales and travel packages, decreased by $3.9 million in the current year period as compared to the prior year period. Revenues from our North America live events business decreased $1.1 million or 2%, primarily due to the performance of WrestleMania 30, which experienced decreased attendance as a result of stadium capacity, partially due to configuration which was partially offset by staging three additional events in the current year period. Overall, total average attendance and average ticket price remained flat. Our international live events business decreased $3.4 million, primarily driven by ten fewer events held, which was offset, in part, by an increase in average ticket prices and to a lesser extent average attendance in the current year period as compared to the prior year period. Live events OIBDA as a percentage of revenues decreased to 28% in the current year period compared to 31% in the prior year period, driven in part, by higher talent and advertising related expenses.

Consumer Products Division
   The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Nine Months Ended
Revenues-Consumer Products Division	September 30, 2014	September 30, 2013	increase (decrease)
Licensing	$29.5	$36.4	(19)%
Venue merchandise	15.7	16.0	(2)%
Domestic per capita spending (dollars)	$9.79	$10.65	(8)%
WWEShop	12.5	9.5	32%
Average WWEShop revenues per order (dollars)	$49.15	$48.23	2%
Total	$57.7	$61.9	(7)%

	Nine Months Ended
OIBDA-Consumer Products Division	September 30, 2014	September 30, 2013	increase (decrease)
Licensing	$16.5	$27.7	(40)%
Venue merchandise	6.3	6.2	2%
WWEShop	2.4	1.7	41%
Total	$25.2	$35.6	(29)%
OIBDA as a percentage of revenues	44%	58%
Licensing revenues decreased by $6.9 million in the current year period as compared to the prior year period driven largely by the inclusion in the prior year period of an $8.0 million favorable benefit in connection with the termination of our former video game licensee, THQ, whereby the Company recognized $8.0 million of revenue related to an advance received when the Company entered into the license agreement with THQ in 2009.  Additionally, to a lesser extent, the remainder of the decline in licensing revenues is attributable to lower licensing revenue performance from our toys and apparel. These decreases were partially offset by the transition to a new video game licensee, Take-Two Interactive which resulted in a $2.9 million increase in our video game revenues. Licensing OIBDA as a percentage of revenues was 56% in the current year period compared to 76% in the prior year period. The OIBDA margin in the prior year period reflected a positive benefit associated with the recognition of the advance received from THQ.
Venue merchandise revenues decreased by $0.3 million in the current year period as compared to the prior year period primarily due to an 8% decline in per capita merchandise spend at our domestic events to $9.79 in the current year period. The venue merchandise OIBDA as a percentage of revenues increased to 40% from 39% in the prior year period driven by decreased material costs, talent royalties and lower event venue costs.
WWEShop revenues increased by $3.0 million in the current year period compared to the prior year period, based on a 29% increase in the volume of online merchandise sales to approximately 253,200 orders. Orders increased primarily due to mobile shop optimization and a distribution strategy in the UK utilizing Amazon UK. The average revenue per order increased 2% to $49.15 in the current year period. WWEShop OIBDA as a percentage of revenues remained relatively consistent in the periods at approximately 19%.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Nine Months Ended September 30,
	Release	Production	Sept 30,	Inception to-date		Revenue		OIBDA
Title	Date	Costs*	2014	Revenue	OIBDA	2014	2013	2014	2013
2014
Leprechaun: Origins	Aug 2014	$1.0	$1.0	$—	$—	$—	$ N/A	$—	$ N/A
Oculus	April 2014	3.0	3.0	—	—	—	N/A	—	N/A
Scooby Doo! WrestleMania Mystery	Mar 2014	1.3	1.0	0.5	0.2	0.5	N/A	0.2	N/A
		5.3	5.0	0.5	0.2	0.5	—	0.2	—

2013
Christmas Bounty	Nov 2013	3.7	0.1	4.1	0.5	—	N/A	(0.1)	N/A
12 Rounds 2: Reloaded	June 2013	1.4	1.0	0.8	0.4	0.8	—	0.4	—
No One Lives	May 2013	2.2	0.4	0.9	(0.8)	—	0.8	—	(0.9)
The Call	Mar 2013	1.0	0.4	4.0	3.4	3.7	0.1	3.1	0.1
Dead Man Down	Mar 2013	5.8	1.0	—	(4.7)	—	—	—	(4.7)
The Marine 3: Homefront	Mar 2013	1.5	0.8	1.2	0.6	1.1	—	0.6	—
		15.6	3.7	11.0	(0.6)	5.6	0.9	4.0	(5.5)

Prior Releases		116.3	3.1	103.6	(31.0)	1.9	4.9	0.7	(4.8)

Completed but not released		5.1	5.1	—	—	—	—	—	—
In production		10.5	10.5	—	—	—	—	—	—
In development		0.5	0.5	—	(4.4)	—	—	(0.3)	—
Sub-total		$153.3	$27.9	$115.1	$(35.8)	$8.0	$5.8	$4.6	$(10.3)
Selling, General & Administrative Expenses								(3.7)	(2.5)
Total								$0.9	$(12.8)
*     Production costs are presented net of the associated benefit of production incentives.
During the current year period, we released one feature film via theatrical distribution, Oculus, and two films direct to DVD, Scooby Doo at WrestleMania, and Leprechaun: Origins. During 2013, the Company entered into an agreement to co-distribute the feature film Road to Paloma. This film was released via a limited theatrical release and on DVD in July 2014. The Company intends to recognize revenue generated by this film in a manner similar to how it recognizes revenue for its licensed films. In 2014, the Company did not record any revenue associated with this release. Third-party distributors control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of these films. During the prior year period, we released three feature films via theatrical distribution, No One Lives, Dead Man Down and The Call and two films, 12 Rounds 2: Reloaded and The Marine 3: Homefront direct to DVD.

WWE Studios revenues increased $2.2 million in the current year period as compared to the prior year period. The increase in revenue is driven by the timing of our film releases and when participation statements are received. In the current year period, we recognized $3.7 million in revenue from our licensed film, The Call, which was released in 2013. WWE Studios OIBDA increased $13.7 million in the current year period as compared to the prior year period, due in part, to the profitability of The Call, and the absence of impairment charges in the current year period, as $11.7 million of impairment charges were recorded in the prior year period.
At September 30, 2014, the Company had $27.9 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet of which $11.8 million is for films in-release, $10.5 million is for films in production and the remaining $5.6 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.

	Nine Months Ended
Revenues- Corporate & Other (dollars in millions )	September 30, 2014	September 30, 2013	increase (decrease)
Other	$2.2	$2.3	(4)%
Other revenues, which include revenues associated with talent appearances, decreased by $0.1 million in the current year period as compared to the prior year period.

	Nine Months Ended
OIBDA- Corporate & Other (dollars in millions )	September 30, 2014	September 30, 2013	increase (decrease)
Corporate & Other	$(114.0)	$(93.1)	22%
Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant corporate and other expenses (dollars in millions):

	Nine Months Ended
	September 30, 2014	September 30, 2013	increase (decrease)
Staff related	$41.9	$36.5	15%
Management incentive compensation	9.4	5.1	84%
Legal, accounting and other professional	17.4	11.0	58%
Travel and entertainment expense	4.9	3.6	36%
Advertising, marketing and promotion	7.2	5.9	22%
Corporate insurance	2.7	3.1	(13)%
Bad debt recovery	(0.4)	(0.4)	—%
All other	33.1	30.6	8%
Total corporate & other expenses	$116.2	$95.4	22%
Corporate & Other as a percentage of net revenues	29%	24%
Corporate and other expenses primarily include corporate overhead and certain expenses related to our sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and other expenses increased by $20.8 million or 22% in the current year period compared to the prior year period. This is primarily due to increases in professional fees of $6.4 million, management incentive compensation of $4.3 million reflecting amounts expected to be paid based on the Company's operating performance, and staff related expenses of $5.4 million primarily to support talent development and other strategic objectives. Staff related expenses in the current year period includes $2.0 million in severance associated with our restructuring plan.
Depreciation and Amortization
(dollars in millions)

	Nine Months Ended
	September 30, 2014	September 30, 2013	increase (decrease)
Depreciation and amortization	$20.6	$17.8	16%
Depreciation expense in the current year period includes a benefit of $1.4 million from the recognition of an infrastructure tax credit. This credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. This credit was received in the current year but related to assets placed in service in prior years. Additionally, the current year balance includes an adjustment of $1.6 million to reduce the carrying value of our old corporate aircraft to its estimated fair value and an impairment charge of $1.8 million related to a shift in our digital gaming strategy related to our gamification platform as part of our restructuring plan. Overall depreciation expense in the current year was higher due to depreciation expense related to the Company's recent investments in property and equipment to support our emerging content distribution efforts, including our WWE Network.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Nine Months Ended
	September 30, 2014	September 30, 2013	increase (decrease)
Loss on equity investment	$(4.0)	$—	(100)%
Investment income, interest and other expense, net	(2.1)	(1.6)	31%
In the current year period, we recorded a loss on an equity investment of $4.0 million. Investment income, interest and other expense, net yielded an expense of $2.1 million compared to $1.6 million in the prior year period, reflecting lower investment income.
Income Taxes
(dollars in millions)

	Nine Months Ended
	September 30, 2014	September 30, 2013	increase (decrease)
(Benefit from) provision for income taxes	$(17.3)	$5.8	(398)%
Effective tax rate	38%	36%

The Company recorded a tax benefit of $17.3 million associated with our operating loss in the current year period. The Company currently believes this benefit is realizable and has not recorded a valuation allowance against the related deferred tax assets. If it becomes more likely than not that the Company will not realize these benefits, a valuation allowance would be recorded with a corresponding charge to our income tax provision.

Liquidity and Capital Resources
We had cash and short-term investments of $68.7 million and $109.4 million as of September 30, 2014 and December 31, 2013, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $27.0 million and $29.6 million as of September 30, 2014 and December 31, 2013, respectively, and is related to the financing of our corporate aircraft purchased in August 2013.
On February 24, 2014, the Company launched WWE Network, an over-the-top subscription based platform for subscribers to access WWE content, including our marquis pay-per-view events. Our pay-per-view business was impacted by WWE Network and the Company expects to continue investing in WWE Network, both in terms of operating and capital expenditures. We believe that cash provided by operations, including an upcoming $50 million advance payment associated with our recently announced domestic television rights deal, our existing cash and investment balances, as well as available liquidity under our revolving credit facility, will be sufficient to meet our operating requirements over the next 12 months. Longer-term results of WWE Network's launch, specifically subscriber adoption rates could have a profound positive or negative impact on the Company’s liquidity and may require additional actions by the Company to obtain liquidity.
Our uses of cash include dividend payments, debt service, spending on feature film production, capital expenditures, and additional operating costs associated with WWE Network.
Borrowing Capacity

In May 2014, we entered into a First Amendment to our amended and restated $200 million revolving credit facility to provide for financial flexibility during our Network launch. As of September 30, 2014, the Company is in compliance with the provisions of the credit facility and has available debt capacity under the terms of the revolving credit facility of approximately $160.0 million. As of September 30, 2014 and December 31, 2013, there were no amounts outstanding under the credit facility.
Cash Flows from Operating Activities
Cash flows used in operating activities were $5.2 million in the current year period as compared to $12.2 million generated from operations for the corresponding period in the prior year. The $17.4 million increase in cash used in operating activities is driven by changes in operating performance, including increased spending for the launch and ongoing support of WWE Network, as well as, from increased spending on film and television production assets.  These increases were partially offset by a $5.1 million reduction in the annual payout of management incentive compensation related to the Company’s previous year performance as compared to the prior year period and other changes in working capital.
In the current year period, we spent $15.3 million on feature film production activities, compared to $8.6 million in the prior year period. In the current year period, we received $2.0 in incentives related to feature film productions. In the prior year period, we received $0.9 million in incentives related to feature film productions. We anticipate spending between $4.0 million and $7.0 million on feature film production activities during the remainder of the current year.
In the current year period, we recognized $13.8 million of non-film related incentives including infrastructure credits, compared to $10.2 million in the prior year periods. The current year amount includes credits associated with qualifying capital projects which are reflected in investing activities discussed below.

During the current year period, we spent $14.8 million to produce additional content, including Total Divas Season 3 and programming for WWE Network, compared to $8.7 million in the prior year period. We anticipate spending approximately $5.0 million to $7.0 million to produce additional content, including Total Divas and programming for WWE Network content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our trademarks. At September 30, 2014, our largest single customer balance was approximately 13% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities
Cash flows generated from investing activities was $31.0 million in the current year period as compared to cash used in investing activities of $43.8 million in the prior year period. The increase of $74.8 million was primarily related to a $29.9 million increase in net investment activity (purchases and proceeds), a reduction in capital spending as a result of the Company's purchase of a new corporate aircraft in the prior year period and sale of the old corporate aircraft in the current year and a reduction in capital spending of $9.1 million. Additionally, the increase was as a result of proceeds from infrastructure tax credits related to capital projects of $2.9 million as compared to the prior year period. For the remainder of 2014, we also anticipate spending approximately $3.0 million to $5.0 million on the purchase of property and equipment and other assets.
Cash Flows from Financing Activities
Cash flows used in financing activities was $29.1 million for the current year period as compared to cash generated from financing activities of $2.6 million for the prior year period. The Company paid dividends of approximately $27 million in both the current and prior year periods. The prior year period reflects $29.7 million in proceeds from the issuance of a note payable entered into in August 2013 related to the purchase of our new corporate aircraft. In the current year period, we paid $3.0 million of scheduled principal payments related to the new corporate aircraft debt compared to $0.3 million in the prior year period.
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

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition”, and most industry-specific guidance. The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. This standard update is effective for our fiscal year beginning of January 1, 2017. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU updated the accounting guidance related to discontinued operations. The updated accounting guidance provides a narrower definition of discontinued operations than existing GAAP. The updated accounting guidance requires that only disposals of components of an entity, or groups of components, that represent a strategic shift that has or will have a material effect on the reporting entity’s operations be reported in the financial statements as discontinued operations. The updated accounting guidance also provides guidance on the financial statement presentations and disclosures of discontinued operations. On July 1, 2014, we early adopted this accounting standard update which did not have a material effect on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-Q, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, in press releases and in oral statements made by our authorized officers: (i) risks relating to entering, maintaining and renewing major distribution agreements; (ii) risks relating to the launch and operations of our digital WWE Network; (iii) our failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of our brand of entertainment; (iv) our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment; (v) the unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or otherwise adversely affect our operations; (vi) a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business; (vii) changes in the regulatory atmosphere and related private sector initiatives could adversely affect our business; (viii) the markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) we face uncertainties associated with international markets; (x) we may be prohibited from promoting and conducting our live events and/or other businesses if we do not comply with applicable regulations; (xi) because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business; (xii) we could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events; (xiii) our live events expose us to risks relating to large public events as well as travel to and from such events; (xiv) we continue to face risks inherent in our feature film business; (xv) in addition to the launch of WWE Network, we could face a variety of risks if we expand into new or complementary businesses and/or make strategic investments; (xvi) risks related to our computer systems and online operations; (xvii) decline in general economic conditions and disruption in financial markets could adversely affect our business; (xviii) our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts and potentially impacting our results of operations;(xix) our ability to access our revolving credit facility may be limited due to certain financial covenants and restrictions; (xx) we could incur substantial liabilities if litigation is resolved unfavorably; (xxi) our failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock; (xxii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, can exercise control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxiii) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxiv) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. The forward-looking statements speak only as of the date of this Form 10-Q and undue reliance should not be placed on these statements. We undertake no obligation to update or revise any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2013.

Item 4. Controls and Procedures
Under the direction of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014. No change in internal control over financial reporting occurred during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license. The complaint seeks certain unspecified damages. A nearly identical lawsuit was filed one month later entitled Curtis Swanson, on behalf of himself and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios. Both lawsuits are purported securities class actions subject to the Private Securities Litigation Reform Act of 1995 (“PSLRA”). On September 23-24, five putative plaintiffs filed motions to be appointed lead plaintiff and to consolidate the two cases pursuant to the PSLRA. The Company joined the motion for consolidation made by the putative lead plaintiffs. The Company believes the claims are without merit and intends to vigorously defend itself against them.
On October 25, 2014, the Company received notice of a purported class action lawsuit filed in the United States District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. alleging, among other things, that the Company concealed and denied medical research and evidence concerning traumatic brain injuries suffered by WWE’s performers.  The Company believes the claims are without merit and intends to vigorously defend itself against them.
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

Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits
10.9A* Amendment, dated October 8, 2014, to Employment Agreement between the Company and Michael J. Luisi (incorporated by reference to Exhibit 10.9A to the Company’s 8-K filed October 8, 2014).
10.13* Form of Indemnification Agreement to be entered into between the Company and each of its Directors and certain officers.
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
___________
* Indicates management contract or compensation plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	October 30, 2014	By: /s/	George A. Barrios
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer
and authorized signatory)

		/s/	Mark Kowal
Mark Kowal
Senior Vice President, Corporate Controller
(principal accounting officer and authorized
signatory)