Form 10-K
period 2014-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2015-02-18
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
     Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2014 using our closing price on June 30, 2014 was $379,334,858.
As of February 13, 2015, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 33,232,110 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 42,298,437 shares. Portions of the Registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

____________________
* Incorporated by reference from the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I
Item 1. Business
WWE is an integrated media and entertainment company. We have been involved in the sports entertainment business for over 30 years, and have developed WWE into one of the most popular brands in global entertainment today. We develop unique and creative content centered around our talent and present it via network, television, online and at our live events. At the heart of our success are the athletic and entertainment skills and appeal of our Superstars and Divas, and our consistently innovative and multi-faceted storylines. Our network, live and televised events, digital media, home entertainment, consumer products and feature films provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.
     Based on the strength of the Company’s brands and its ownership and control over its intellectual property, the Company has been able to leverage its content and talent across virtually all media platforms. We continually evaluate additional opportunities to monetize new and existing content, including our subscription network ("WWE Network"), which launched domestically on February 24, 2014, and internationally beginning August 12, 2014. In support of this initiative, during 2012, 2013 and 2014, the Company increased staffing levels and expanded our content production capabilities. The launch of WWE Network, which changes the distribution of WWE’s pay-per-view events, has reduced the monetization of our assets through other platforms such as pay-per-view and other content distributed on certain digital platforms.
     "WWE" refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to WWE and its subsidiaries. The initials "WWE" and our stylized and iconic "W" logo are two of our trademarks. This report also contains other WWE trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.
Our operations are organized around the following principal activities:
Media Division:

•	Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view and video-on-demand programming, and advertising fees.

•	Television
•Revenues consist principally of television rights fees and advertising.

•	Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, subscription and transactional on-demand outlets.

•	Digital Media

•
Revenues consist principally of advertising sales on our websites and third party websites including YouTube, sales of various broadband and mobile content and magazine publishing. The Company discontinued the magazine publishing business in August 2014.

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

WWE Studios
•Revenues consist of amounts earned from the investing in producing and/or distributing of filmed entertainment.

Media Division
(represents 63%, 60% and 59% of our net revenues in 2014, 2013 and 2012, respectively)
WWE Network
Launched on February 24, 2014, WWE Network became the first-ever 24/7 live streaming network. This subscription based network is currently available in more than 170 countries and territories, including Australia, Canada, New Zealand, Hong Kong, Singapore, Mexico, Spain, and the Nordics, among others. Subscribers can access all 12 of WWE’s live pay-per-view events, exclusive original programming, and more than 2,700 hours of video-on-demand library. WWE Network is available on desktops and laptops via WWE.com, through the WWE App on Amazon Fire TV and Kindle Fire devices, IOS devices, Apple TV, Roku streaming devices, gaming consoles, interconnected TV's, Blu-Ray players and Smart TVs. As of December 31, 2014, WWE Network had 816,000 subscribers. For domestic subscribers, the current subscription to WWE Network is $9.99 per month with no commitment period.
Network subscription revenues were $69.5 million, representing 13% of total net revenues in 2014.
Pay-Per-View Programming
WWE has been one of the world’s leading providers of pay-per-view programming for over 30 years. In 2014, WWE produced 12 live pay-per-view events which ranked among the highest selling live event programs in the industry. WWE’s annual crown jewel, WrestleMania, has historically achieved more than one million buys worldwide. On April 6, 2014, WWE celebrated the 30th Anniversary of WrestleMania in the Mercedes-Benz Superdome in New Orleans, Louisiana, before a sold-out crowd with millions watching at home. WrestleMania 30 achieved approximately 0.7 million buys and generated $16.4 million in pay-per-view revenue. Additionally, WrestleMania 30 was the first pay-per-view to air live on WWE Network.
WWE produced 12 domestic pay-per-view programs in 2014, 2013 and 2012. The suggested domestic retail price for all pay-per-view events in 2014 was $44.95, with the exception of WrestleMania which had a suggested domestic retail price of $59.95. Consistent with industry practices, we share the revenues with cable systems and satellite providers that distribute the events. Average revenue per buy was $19.55 in 2014, $21.41 in 2013 and $20.60 in 2012.
Beginning in 2014, these monthly marquis shows are offered as part of our WWE Network. Inclusion of these events as a part of our subscription WWE Network has resulted in a large decrease of á la carte pay-per-view revenue in the markets where WWE Network is available.
Our international pay-per-view partners include BSkyB in the United Kingdom, Maxxdome in Germany, SKY Perfect TV! in Japan, SKY Italia in Italy and Main Event in Australia, among many others.
Pay-per-view net revenues were $45.2 million, $82.5 million and $83.6 million, representing 8%, 16% and 17% of total net revenues in 2014, 2013 and 2012, respectively.

WWE Classics on Demand
WWE Classics On Demand had been a subscription video on demand service that offered classic television shows, older pay-per-view events, specials and original programming for a monthly subscription fee. In anticipation of WWE Network launch, it ceased operations in January 2014.
WWE Classics On Demand net revenues were $0.3 million in 2014, $3.8 million in 2013 and $4.1 million in 2012, representing less than 1% of total net revenues for 2014 and 1% in both 2013 and 2012.
Television
Relying on our in-house production capabilities at our technologically advanced, high definition, production facility, we produce five hours of original weekly domestic television programming. We also produce reality shows and other programming. Many of these programs, with the exception of live and near live airings of RAW and SmackDown, currently air on WWE Network. Our television programming is distributed domestically and internationally. Our domestic television programs currently are: RAW on USA Network with replays on mun2 and Uni HD; SmackDown on Syfy with replays on mun2; and Total Divas on E! Network. WWE’s TV programs reach approximately 13 million viewers in the United States during the average week. USA Network, the Syfy Channel and E! Network are owned by NBC Universal.
RAW and SmackDown are licensed domestically under a multi-year contract with NBC Universal which became effective on October 1, 2014.
RAW is a three-hour live primetime program which ranks among the most watched regularly scheduled programs on primetime cable television. RAW, which has been on air for 21 years, is the longest running weekly episodic program in primetime TV history and anchors USA, consistently helping make it the top-rated cable network.
SmackDown is a two-hour show which aired in primetime on Fridays before moving to Thursdays on January 15, 2015. SmackDown has on average been Syfy’s most-watched program each week. SmackDown is the second longest running weekly episodic program in primetime TV history, only behind RAW.
WWE Main Event is a one-hour original series featuring WWE’s Superstars and Divas. WWE Main Event is distributed via television in certain international markets and also airs on WWE Network.
Total Divas was added to WWE's programming line-up in July 2013, continued to air Sundays on E! beginning with an eleven episode run of Season 2 earlier in 2014, and ended the year with the first ten episodes of Season 3. The reality based show explores life beyond the ring for several WWE Divas. The second half of Season 3 began airing in January 2015. Previous episodes of Seasons 1-2 also replayed on WWE Network.
NXT and WWE Superstars air on WWE Network and HULU domestically. Between them, they also air on television in over 170 counties internationally. NXT features development talent training to become WWE Superstars.
During 2014, the Company began airing webisodes of WWE Slam City™, an animated series on WWE.com and WWE Network. WWE Slam City™ is WWE’s original kids animated short-form series, which airs on NickSports and Nicktoons. The 26-episode series is comprised of two-minute shorts featuring WWE Superstars in an animated world.
Each year, more than 6,000 hours of WWE’s television programming can be seen in more than 170 countries and 35 languages around the world. Our broadcast partners include: BSkyB in the United Kingdom; Ten Sports in India, and J SPORTS in Japan, among many others. In January 2014, we announced the renewal of our agreement with BSkyB in the United Kingdom through 2019. During 2014, the Company signed seven deals that comprise significant amount of our total TV rights fees. These “top 7” totaled over $130 million in 2014 and are with partners in the U.S., U.K, India, Thailand, Canada, Mexico and Middle East region.
Television revenues were $176.7 million, $163.4 million and $140.9 million, representing 33%, 32% and 29% of total net revenues in 2014, 2013 and 2012, respectively.

Home Entertainment
WWE distributes its content as home entertainment releases in both physical (DVD and Blu-ray) and digital formats. Content distributed through home entertainment channels has included themed compilations from the Company’s vast archives as well as releases of the Company’s pay-per-view events. WWE’s home entertainment titles are generally sold through retailers, such as Wal-Mart and Best Buy and via subscription and transactional on-demand outlets, such as iTunes, Amazon, Netflix and others. Outside the United States, third-party licensees distribute our home entertainment releases. Starting in January 2015, Warner Brothers Home Entertainment has become the distributor of our home entertainment products.
In 2014, we released 30 new home video productions globally and, in the U.S., shipped approximately 2.7 million DVD and Blu-ray units, including catalog titles released in prior years.
Home entertainment net revenues were $27.3 million, $24.3 million and $33.0 million, representing 5%, 5% and 7% of total net revenues in 2014, 2013 and 2012, respectively.
Digital Media
WWE utilizes the Internet to promote our brands, create a community experience among our fans, market and distribute our content and digital products and sell online advertising. Our primary website, WWE.com, attracted an average of 20.7 million monthly unique visitors worldwide during 2014. These visitors viewed an average of more than 486.5 million pages and approximately 47.8 million video streams per month. WWE wallpapers, ringtones, voicetones, games and videos are available through our mobile partnerships.
WWE currently has regional websites spanning 50 countries worldwide, allowing fans to experience WWE in their native language with a concentration on local events and shows. Some of the countries in which we have regional websites include China, France, Germany, India, Japan, Poland, Portugal, Spain and Russia. Local sales agencies sell advertising on WWE.com in more than 35 countries.
WWE currently streams its video content on select video portals such as YouTube. During 2014, 3.9 billion videos of WWE content were viewed on YouTube garnering the Company advertising revenues attached to the content.
Total Digital Media net revenues were $20.9 million, $28.7 million and $25.7 million, representing 4%, 6% and 5% of total net revenues in 2014, 2013 and 2012, respectively.
Magazine Publishing
The magazine division of WWE published WWE Magazine, WWE Kids magazine and several special magazines. However, with the cost reduction initiatives implemented in September 2014, the magazine division was eliminated. The Company still produces special edition magazines from time to time.
Live Events
(represents 20%, 22% and 22% of our net revenues in 2014, 2013 and 2012, respectively)
Our broad and talented roster of Superstars, allows us to perform in numerous domestic markets and take advantage of the strong international demand for our events. Live events and television programming are our principal creative content and production activities. Our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in monthly marquis events distributed via pay-per-view and now also available on WWE Network.
In 2014, we produced 264 live events throughout North America, entertaining approximately 1.6 million fans at an average ticket price of $48.86. We hold many of our live events at major arenas across the country. In addition to providing content for our television and other programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

     In 2014, we produced 54 live events internationally, reaching approximately 300,000 fans at an average ticket price of $75.81. These events were spread over several international tours throughout Europe, the Middle East, Asia, Latin America and Australia.
     Live events net revenues were $110.7 million, $113.1 million and $106.6 million, representing 20%, 22% and 22% of total net revenues in 2014, 2013 and 2012, respectively.
Consumer Products Division
(represents 14%, 15% and 17% of our net revenues in 2014, 2013 and 2012, respectively)
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
Video games and toys are the largest components of our licensing program. We have a comprehensive, multi-year licensing agreement with Mattel, Inc. our master toy licensee, covering all global territories. In 2013, we entered into a new multi-year agreement with Take-Two Interactive Software, Inc. ("Take-Two") to publish future video games.
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
Licensing net revenues, including music, were $38.6 million, $43.6 million and $46.3 million, representing 7%, 9% and 10% of total net revenues in 2014, 2013 and 2012, respectively.
Venue Merchandise
Our venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products such as t-shirts, caps and other novelty items, all of which feature our Superstars, Divas and/or logos. These items are offered for sale at our live events.
Venue merchandise net revenues were $19.3 million, $19.4 million and $18.8 million, representing 4% of total net revenues in each 2014, 2013 and 2012.
WWEShop
WWEShop is our e-commerce storefront. WWEShop processed approximately 426,000 orders during 2014 as compared to approximately 320,000 in 2013. The Company established a new relationship with Amazon UK to distribute orders via WWEEuroShop.com.
WWEShop net revenues were $20.2, $15.5 million and $14.8 million, representing 4% of total net revenues in 2014, and 3% of total revenues in 2013 and 2012, respectively.

WWE Studios
(represents 2%, 2% and 2% of our net revenues in 2014, 2013 and 2012, respectively)
     WWE Studios oversees the Company’s participation in the production and global distribution of filmed entertainment content, which may include movies for theatrical, home entertainment, and/or television release. The Company believes its movie business, expands its brands, reaching new audiences, supporting the Company’s investment in its Superstar talent, and building a content library with lasting value.
In 2012, WWE Studios implemented a new business model, which focuses on the utilization of strategic partnerships, including production, distribution and acquisition relationships, to increase financial returns and mitigate risk. WWE utilizes its marketing and content platforms, especially its weekly presence on prime-time television, to support its movie projects.
In 2014 WWE Studios released seven films. Among the film projects, WWE Studios joined with Warner Brothers Animation to co-produce and co-finance Scooby Doo! WrestleMania Mystery and released several direct-to-home sequels with Lionsgate: Leprechaun Origins and See No Evil 2. Additionally, Jingle All the Way 2, a direct-to-home film, premiered on DVD then capped off USA Network's holiday WWE week programming event.
     WWE Studios net revenues were $10.9 million, $10.8 million and $7.9 million, representing 2%, 2% and 2% of total net revenues in 2014, 2013 and 2012, respectively.
     The Company has substantial capitalized film costs. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment used to develop estimates of expected future revenues from films. If expected revenue for one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, or if other conditions indicate our film assets may not be recoverable, we calculate the estimated fair value of the film. If the unamortized cost of the film is greater than the estimated fair value, we are required to record an impairment charge and write down the capitalized costs of the film to the estimated fair value. During the years ended December 31, 2014, 2013 and 2012, we recorded aggregate impairment charges of $1.5 million, $11.7 million and $1.2 million, respectively, relating to feature films. See Note 7 to the Consolidated Financial Statements included in this report for further discussion.
International
Revenues generated outside of North America across all our business segments were $116.4 million for 2014, $116.3 million for 2013 and $118.1 million for 2012. Revenues generated from international sources accounted for 21% of total revenues generated in 2014, 23% in 2013 and 24% in 2012. Revenues generated in the United Kingdom, our largest international market, were $40.5 million, $36.0 million and $34.0 million for 2014, 2013 and 2012, respectively.
See Note 19 to the Consolidated Financial Statements included in this report for additional information by segment and by geographic area.
Creative Development and Production
     Headed by our Chairman and Chief Executive Officer, Vincent K. McMahon, our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in our monthly marquis events. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all of our programming carries a PG rating, which is critical to maintaining the Company’s reputation for family friendly entertainment.
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

Competition
     While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live, television, pay-per-view and movie audiences and from business such as our new WWE Network, we will face competition from professional and college sports as well as from other forms of live, filmed, televised, streamed entertainment and other leisure activities. We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. As we continue to expand into the highly competitive streamed media market, we will face increased competition from websites and mobile and other internet connected apps offering paid and free content. Many companies with whom we compete have greater financial resources than we do.
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
Financial Information about Segments
     See Note 19 to Notes to Consolidated Financial Statements, which is included elsewhere in this Form 10-K, for financial information about each of our segments.
Employees
As of February 2015, we had approximately 761 employees. This headcount excludes our Superstars, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are good. None of our employees are represented by a union.
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
The Company has spent, and will likely continue to spend, substantial amounts to produce content and infrastructure for distribution of content on our new WWE Network which launched domestically in early 2014 and began to be launched internationally in late 2014. We are still developing expertise in the digital distribution platforms that carry WWE Network on a subscription basis and could experience significant setbacks in such monetization efforts. If, for any of a number of reasons, we are unable to monetize this distribution platform successfully, these additional costs, and the loss of very significant revenue from other distribution platforms being displaced, could have a material adverse effect on our operating results.
Loss of Pay-Per-View Revenue. As part of the subscription to WWE Network, we are including programming that we historically offered through pay-per-view channels. On a pay-per-view basis, such programming resulted in worldwide revenues of $82.5 million for the year ended December 31, 2013; for the year ended December 31, 2014, pay-per-view revenues were $45.2 million. We believe this reduction was directly tied to our launch of WWE Network. Although we continued distributing this programming through certain pay-per-view channels after the launch of WWE Network, some previous distributors no longer carry such programming. If, for any number of reasons, our audience does not subscribe to WWE Network in sufficient numbers to generate adequate subscription revenues to offset or exceed the loss of pay-per-view revenue resulting from WWE Network, the resulting loss of revenue and profit could have a material adverse effect on our business and operating results.
Need to Attract, Retain and Replace Subscribers. We believe that WWE has a passionate fan base. However, the markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. This competition has increased significantly in the recent past, and the Company expects this competition to continue to grow. Many players that have entered this space have vastly greater financial and marketing resources than the Company as well as longer operating histories, large customer bases and strong brand recognition. These competitors may secure better terms from suppliers, aggressively price their offerings and devote more technology and marketing resources. Recent offerings include subscription digital services from Amazon, CBS, HBO, Nickelodeon and many others. There are also more experienced competitors for subscribers’ business such as Netflix and Hulu Plus. Other competitors include broadcast, cable and satellite television, many of which have so-called “TV everywhere” and “on demand” content, online movie and television content providers (both legal and illegal (pirated)), and DVD rentals and sales. Our ability to attract and retain subscribers to WWE Network will depend in part on our ability to provide a consistent high quality service that is perceived to constitute good value for the consumer’s entertainment dollars. We face competition with respect to service levels, content offerings, pricing and related features, which may adversely impact our ability to attract and retain these subscribers. In addition, subscribers are allowed to cancel their subscriptions at any time after a month and could do so for a number of reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, unsatisfactory content, including as a result of change in consumer tastes or otherwise, competitive entertainment at a lower price and customer service issues. This is commonly referred to as “churn.” Churn may be more pronounced in the periods following larger WWE events shown on WWE Network such as WrestleMania. We will need to add new subscribers to replace subscribers who cancel in order to grow our business. If we do not attract subscribers, if too many of our subscribers cancel our service, or if we are unable to attract new subscribers in sufficient numbers, our financial outlook, liquidity, business and operating results would be adversely affected.
Significant Initial and Ongoing Costs. Our new WWE Network has and will continue to require significant capital expenditures and operating costs. Capital expenditures result in increased amortization and depreciation and may require impairment charges if they do not provide adequate results. Any and all such costs, if not more than offset by revenues from WWE Network, could have a material adverse effect on our business and operating results.
Emerging Business. We believe that we entered the market for subscription digital streaming at a relatively early stage. We believe acceptance of this type of service is growing among users, that our fans are technologically sophisticated and that the market is not saturated. We could, however, find that we entered this business too early and that a number of our fans are unwilling to migrate to a digital network. Alternatively, we could find that we entered this business too late and that other players, who have greater experience and resources than we, have occupied the space in a manner that will create significant barriers to our success or there will be dominant competition in the market for this type of service going forward. Under either scenario, our ability to attract and retain subscribers will be adversely affected, which could have a material adverse effect on our business and operating results.
Reliance on Partners to Offer the Network. We offer subscribers the ability to receive streaming content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices, such as tablets and mobile phones as well as smart televisions and Blu-ray players. We intend to continue to broaden our ability to stream programming to other platforms and partners. We rely on MLB Advanced Media ("MLBAM"), an outside contractor, to develop and supply significant portions of the technology and infrastructure to deliver our content and interact with the user. If we are not successful in maintaining our relationship with MLBAM or if we are not successful in entering into and maintaining relationships with platform providers, if the costs of maintaining these relationships increase materially, or if we encounter technological, licensing or other impediments to our streaming content, or if viewers migrate from our platforms to platforms we do not or cannot utilize, our ability to compete successfully could be adversely impacted. Agreements with our providers are typically relatively short term in duration and our business could be adversely affected if, upon expiration, a number of partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. Certain platforms, such as Amazon and Apple, offer their own content as well as WWE Network and, therefore, may be disincentivized to promote and deliver WWE Network at the same level as provided for its own content.
Possible Disruption of Systems to be Utilized in Our Operations. Our reputation and ability to attract, retain and serve our subscribers will be dependent upon the reliable performance of our computer systems and those of third-parties that we utilize in our operations. Interruptions in these systems, or with the Internet in general, due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our service unavailable or degraded or otherwise hinder our ability to deliver content, and we do not carry business interruption insurance. Delivery of audiovisual material over the Internet is done through a series of carriers with switch-overs between carriers, and any point of failure in this distribution chain would cause a disruption or degradation of our signal. Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our subscription service to subscribers or cause us to spend money to credit subscribers affected by such disruption.
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
Enhancements and modifications to WWE Network technology from time to time become commercially necessary, and these consume considerable resources in capital and operating expenditures. If we are unable to acquire, maintain and enhance the technology to manage the streaming of content to our subscribers in a timely and efficient manner either through an outside contractor, other third parties or ourselves, our ability to retain existing subscribers and to add new subscribers may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to attract and/or retain subscribers or add new subscribers may be impaired. Also, any harm to our subscribers' personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage systems and hardware used for our service or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations for which we likely will not have adequate insurance coverage. Any such disrupting event could adversely affect our business.
Impact of Government Regulations. The adoption or modification of laws and regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we plan to conduct our business. The growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our proposed business model. In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks, the complexity of which may result in unintentional noncompliance which could adversely affect our business and operating results.
The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws and/or court decisions that have the effect of limiting Internet neutrality, could limit the demand for our subscription service and increase our cost of doing business. In late 2010, the Federal Communications Commission (the “FCC”) adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. These rules were overturned by court ruling. The FCC has recently proposed rules to require Internet neutrality, including by proposing to regulate consumer Internet service as a public utility. No assurances can be given that these proposed rules will be adopted or, if adopted, what final form the rules will take or that they would withstand litigation if brought. To the extent that network operators engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, net neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. Similarly, to the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers (such as through tiered access or pricing), due to the heavy bandwidth use of audio/visual content we could incur greater operating expenses and our subscriber acquisition and retention could be negatively impacted.
Most network operators that provide consumers access to the Internet also provide consumers audiovisual programming. As a result, these companies have an incentive to use their network infrastructure in a manner adverse to our success. To the extent they provide preferential treatment to their data or otherwise implement discriminatory network management practices, WWE Network could be negatively impacted. In international markets these same incentives apply, and consumer demand, regulatory oversight and competition may not be as strong of a check on these practices as they are in domestic markets.
Privacy concerns. We collect and utilize data supplied by our fans including WWE Network subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Increased regulation of data utilization practices that limit our ability to use collected data could have an adverse effect on our business. If we were to disclose or use data about our subscribers in a manner that is objectionable to them or is contrary to applicable law, our business reputation could be adversely affected. We could also face potential legal claims that could impact our operating results. As our business evolves and as we expand internationally, we will become subject to increasingly complex additional restrictions on our treatment of customer information.
We are subject to intellectual property risks. From time to time, third parties allege that we have violated their intellectual property rights. In connection with WWE Network, if we are unable to obtain sufficient rights, successfully defend our use, or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business could be adversely affected. Many companies are devoting significant resources to developing patents that potentially affect aspects of streaming services. For example, there are numerous patents that broadly claim means and methods of conducting business on the Internet and we have been named in lawsuits and other claims alleging that we violated patents in connection with various aspects of our business. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit, can result in costly litigation and diversion of personnel. It also may result in our inability to use technology as currently configured for our current business and/or for WWE Network. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims which may be costly or unavailable on terms acceptable to us.
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
We may be liable for fraudulent payment transactions. Even when the associated financial institution approves the payment of fees for WWE Network subscribers, from time to time, fraudulent payment methods are used to obtain the service. We do not carry insurance for these fraudulent transactions.
If we are not able to manage change and growth, our business could be adversely affected. We are expanding our operations internationally and scaling our streaming service to enable anticipated growth in both members and features related to our service. As we expand internationally, we will be subject to varying consumer customs and practices, and to differing legal and regulatory environments. If we are not able to manage this growing complexity, including improving, refining or revising our systems and operational practices, business may be adversely affected.
Our failure to maintain or renew key television agreements and other licenses could adversely affect our ability to distribute our television programming or other of our goods and services, which could adversely affect our operating results.
Our television programming is distributed by cable, satellite and broadcast networks. Because a large portion of our revenues are generated, directly and indirectly, from this distribution of our programming, any failure to maintain (such as due to a breach or alleged breach by either party) or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our financial outlook, liquidity, business and operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. Over the past several years we have expanded our relationship with NBC Universal ("NBCU") and they currently distribute the vast majority of our domestic television programming through several of its cable networks. Many of our other goods and services, such as our toys, video games and home video offerings are manufactured and sold by other parties under licenses of our intellectual property or distribution agreements. Our inability for any of the reasons set forth in these Risk Factors to maintain and/or renew these agreements on terms favorable to us could adversely affect our financial outlook, liquidity, business and/or operating results.
Our failure to continue to build and maintain our brand of entertainment could adversely affect our operating results.
We must continue to build and maintain our strong brand identity to attract and retain fans who have a number of entertainment choices. The creation, marketing and distribution of live and televised entertainment, including our WWE Network programming, that our fans value and enjoy is at the core of our business. The production of compelling live and televised content is critical to our ability to generate revenues across our media platforms and product outlets. Also important are effective consumer communications, such as marketing, customer service and public relations. If our efforts to create compelling services and goods and/or otherwise promote and maintain our brand, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events the number of WWE Network subscribers, or otherwise impact our sales of goods and services, which would adversely affect our operating results.
Our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment, which could adversely affect our operating results.
    Our success depends, in large part, upon our ability to recruit, train and retain athletic performers who have the physical presence, acting ability and charisma to portray characters in our live events and televised programming. We cannot guarantee that we will be able to continue to identify, train and retain these performers. Additionally, throughout our history performers from time to time have stopped working for us for any number of reasons, and we cannot guarantee that we will be able to retain our current performers during the terms of their contracts or when their contracts expire. Our failure to attract and retain key performers, an increase in the costs required to attract and retain such performers, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of, any of our key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment, which could adversely affect our operating results.
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
We face competition for our audiences from professional and college sports, as well as from other forms of live and televised, streamed and filmed entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. The manner in which audio/video content is distributed and viewed is constantly changing. Changes in technology require Company resources including personnel, capital and operating expenses. For instance, as television delivery moves to 4K technology, the Company could face higher costs of delivering its televised content. While we attempt to distribute our content across all platforms, our failure to continue to do so effectively (including, for example only, our emphasizing a distribution platform that in time lessens in importance or becomes obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. If other providers of entertainment video address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected. For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many of the companies with whom we compete have greater financial resources than we do.
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
We are consistently negotiating and entering into new licenses and renewals and extensions of existing agreements for our products and services including television programming, in international markets. In late 2014, we began the rollout of WWE Network in international markets. Cultural norms and regulatory frameworks vary in the markets in which we operate and our products' nonconformance to local norms or applicable law, regulations or licensing requirements could affect our sales, viewership and success in the markets. Our production of live events overseas subjects us to the risks involved in foreign travel and local regulations, including regulations requiring us to obtain visas for our performers. In addition, these live events and the licensing of our television and consumer products in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets. Other risks relating to foreign operations include difficulties and costs associated with staffing and managing foreign operations, management distraction, compliance with U.S. and international laws relating to bribery, less favorable foreign intellectual property laws, foreign currency risks and laws relating to repatriation of funds, lower levels of Internet availability and complexity of VAT and other local tax laws as well as data protection and other regulatory matters. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.
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
    Intellectual property is material to all aspects of our business. Our inability to protect our large portfolio of trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights from piracy, counterfeiting or other unauthorized use could negatively affect our business materially. We expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to maintain compliance vis-à-vis other parties’ intellectual property. We have a large portfolio of registered and unregistered trademarks and service marks worldwide and maintain a large catalog of copyrighted works, including copyrights to our television programming, music, photographs, books, magazines and apparel art. A principal focus of our efforts is to protect the intellectual property relating to our originally created characters portrayed by our performers, which encompasses images, likenesses, names and other identifying indicia of these characters. We also own a large number of Internet website domain names and operate a network of developed, content-based sites, which facilitate and contribute to the exploitation of our intellectual property worldwide. Our failure to curtail piracy, infringement or other unauthorized use of our intellectual property rights effectively, or our infringement of others’ intellectual property rights, could adversely affect our relationships with the companies that distribute our goods and services and/or otherwise adversely affect our business, financial condition and operating results.
While we generally own the intellectual property in our content, we generally do not own any intellectual property relating to the distribution of this content. From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current or future technologies and could significantly impact our ability to market our services or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
Our distribution mechanisms for our goods and services are increasingly complex across various distribution platforms, various geographical areas and timing windows.
Our inadvertent grant of inconsistent rights or allegations of such inconsistent grants could result in claims of breach of our distribution agreements or licenses and/or litigation which could adversely impact our operations.
    We could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events.
    We hold numerous live events each year. This schedule exposes our performers and our employees who are involved in the production of those events to the risk of travel and performance-related accidents, the consequences of which are not fully covered by insurance. The physical nature of our events exposes our performers to the risk of serious injury or death. Although our performers, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we self-insure medical costs for our performers for injuries that they incur while performing. We also self-insure a substantial portion of any other liability that we could incur relating to such injuries. Liability to us resulting from any death or serious injury sustained by one of our performers while performing, to the extent not covered by our insurance, could adversely affect our business, financial condition and operating results. As noted below, we have recently been named as a defendant in litigation claiming that professional wrestling as currently and historically performed by us has resulted in significant injuries to our performers including, but not limited to, chronic traumatic encephalopathy of "CTE".
    Our live events entail other risks inherent in public live events, which could lead to disruptions to our business as well as liability to other parties, any of which could adversely affect our financial condition or results of operations.
    We hold numerous live events each year, both domestically and internationally. Certain risks are inherent in large events of this type as well as the travel to and from them. Although we believe we take appropriate safety and financial precautions in connection with our events, possible difficulties could occur including air and land travel interruption or accidents, the spread of illness, injuries resulting from building problems, pyrotechnics or other equipment malfunction, terrorism or other violence, local labor strikes and other "force majeure" type events. These issues could result in canceled events and other disruptions to our business for which we do not carry business interruption insurance, or could result in liability to other parties. Any of these risks could adversely affect our business, financial condition and/or results of operations.
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

    In addition to the risks noted above relating to WWE Network, we could face a variety of risks if we expand into other new and complementary businesses and/or make certain investments.
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
    The Company faces the risk of a security breach or disruption, whether through external cyber intrusion or from persons with access to systems inside our organization. Although the Company makes significant efforts to maintain the security of its computer systems, and has implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them. The Company and certain of its third party service providers receive personal information through web services including WWE Network. In many instances this information is subject to the Company's privacy policies. Personal information received by our service providers includes credit card information in certain instances, most notably WWE Network and WWEShop, the Company's internet retail operations. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the Company's or its one or more of its service providers’ computer systems could disrupt the proper functioning of these systems and therefore the Company's operations (for which we likely will not carry sufficient insurance); result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result; and subject the Company to litigation or damage to its reputation. Any or all of these could have a negative impact on our financial condition or results of operations.
    A decline in general economic conditions or disruption of financial markets may, among other things, reduce the discretionary income of consumers or erode advertising markets, which could adversely affect our business.
    Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment, including WWE Network, and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit our clients’, licensees’ and distributors’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Our television partners derive revenues from the sale of advertising. We also sell advertising directly on our website, on WWE Network and, depending upon the distribution methods used to monetize additional content, we may have additional advertising to sell. Softness in the advertising markets, due to a weak economic environment or otherwise, could adversely affect our revenues or the financial viability of our distributors.
    Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts and could potentially have a material adverse effect on our results of operations.
    A substantial portion of our accounts receivable are from distributors of our Network, pay-per-view, television and home video programming and licensees who produce consumer products containing our intellectual property. The concentration of our accounts receivable across a limited number of distributors subjects us to individual credit risk with respect to such parties. These parties may become insolvent or declare bankruptcy, rendering collection impossible. Certain of the parties are located overseas which can make collections more difficult or economically unfeasible. Additionally, adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors, including our key distributors and/or licensees. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.
    Our ability to access our revolving credit facility may be limited due to certain financial covenants and restrictions.
    We have never borrowed under our revolving credit facility. We currently have access to funds under the facility, if needed, however during 2015 this access may be unavailable due to certain financial covenants unless an amendment is agreed upon. As a result, this credit facility may need to be amended or may be terminated by the Company, in which case we may or may not seek to replace it. No assurance can be given that an amendment or suitable replacement will be available or economically viable. Whether or not the facility is available, and whether or not, if unavailable, it is replaced, we believe we have sufficient liquidity for our operating needs and payment of our dividend for 2015. If we are incorrect in this assessment of our liquidity and are unable to obtain adequate capital, our business, financial condition, liquidity and operating results could be materially adversely affected.
    We could incur substantial liabilities if litigation is resolved unfavorably.
The Company has been named as a defendant in two recent lawsuits seeking class action status alleging, among other things, violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license.  The Company strongly disputes the merit of these lawsuits and intends to vigorously defend itself against them. The adverse outcome and/or settlement of either of these lawsuits could result in significant expense to the Company, which could have a material adverse impact on our business and/or our operating results.
The Company has also been named as a defendant in two recent lawsuits seeking class action status alleging, among other things, that performers have received traumatic brain injuries and may have CTE. The Company strongly disputes the merit of this type of case and intends to move to dismiss both lawsuits and, if not dismissed, will oppose class certification . This type of litigation is expected to be costly, and by its nature the outcome of litigation is difficult to assess and quantify. In this regard, due to the long time periods claimed to be involved in these cases, the Company’s insurance coverage for them is unclear, and no insurer is currently providing the Company defense costs. The adverse outcome and/or settlement of this litigation could result in significant expense to the Company, which could have a material adverse impact on our business and/or our operating results.
    In the ordinary course of business we become subject to various other complaints and litigation matters. The outcome of such litigation is inherently difficult to assess and quantify, and the defense against such claims or actions can be costly and time consuming for management. Any adverse judgment in such other litigation significantly in excess of our insurance coverage could adversely affect our financial condition or results of operations.
    Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.
    We believe that the price of our stock generally reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including as a result of the failure of WWE Network to achieve expectations or as a result of any of the other events, conditions and/or circumstances set forth in these Risk Factors could cause the market price of our stock to decline.
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
    A substantial majority of the issued and outstanding shares of Class B common stock is owned beneficially by Vincent K. McMahon. Mr. McMahon controls a majority of the voting power of the issued and outstanding shares of our common stock. Through his beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon effectively can exercise control over our affairs, and his interest could conflict with the holders of our Class A common stock. The voting power of Mr. McMahon through his ownership of our Class B common stock could discourage or preclude others from initiating potential mergers, takeovers or other change of control transactions. As a result, the market price of our Class A common stock could decline.
The Company’s dividend distributions have in recent years represented a return of capital for tax purposes, and shareholders as a result will recognize an increased capital gain upon a subsequent sale of the Company’s Common Stock.
The Company’s aggregate dividend distributions paid in 2014 and 2013 were in excess of its current and accumulated earnings and profits calculated under applicable Internal Revenue Code (“IRC”) provisions. Under the IRC, distributions in excess of both the Company’s current earnings and profits and the Company’s accumulated earnings and profits constitute a return of capital and reduce the stockholder’s adjusted tax basis in its Common Stock. If a stockholder’s adjusted basis in its Common Stock is reduced to zero, these excess distributions thereafter constitute a capital gain to the stockholder.

Our dividend is significant and is affected by a number of factors.
Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends, if any, will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. All of these factors are subject to the various contingences listed in the other risk factors included in this Form 10-K. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past. Any reduction in our dividend payments could have a negative effect on our stock price.
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
Our Class A common stock is volatile and has a relatively small public "float."
The price at which our common stock has traded has fluctuated significantly, especially in the past year. The price may continue to be volatile due to a number of factors beyond our direct control, including our number of WWE network subscribers, operating results (especially where different from the expectations of securities analysts, investors and the financial community), market volatility in general and short interest in our stock. Given the dynamic nature of our business and all other factors that indirectly limit the predictability of the future, any of our forecasts may differ materially from actual results which could cause a decline in the trading price of our common stock.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut. We also have sales offices in New York, Orlando, Atlanta and Chicago and have international offices in London, Tokyo, Shanghai, Mumbai, Munich, Mexico, Singapore, and Dubai. We own two of the buildings in which our executive and administrative offices, our television and music recording studios and our production operations are located. We lease space for our sales offices, WWE Studios office and other facilities.
  Our principal properties consist of the following:

Facility	Location	Square Feet	Owned/Leased	Expiration Date of Lease
Corporate offices	Stamford, CT	114,300	Owned	—
Warehouse space	Norwalk, CT	121,500	Leased	January 2020
Production facility	Stamford, CT	90,000	Owned	—
Corporate offices and production facilities	Stamford, CT	41,400	Leased	Various through September 2016
Training Facility	Orlando, FL	39,000	Leased	November 2017
Sales offices	Various	27,900	Leased	Various through October 2022
WWE Studios office	Los Angeles, CA	11,100	Leased	April 2020
Warehouse space	Stamford, CT	5,600	Leased	May 2015
Studio space	Stamford, CT	2,500	Leased	July 2015
All of the facilities listed above are utilized in our Media Division, in Live Events and in our Consumer Products Division, with the exception of the WWE Studios office in Los Angeles, which focuses on our WWE Studios segment.
Item 3. Legal Proceedings
On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license.  The complaint seeks certain unspecified damages.  A nearly identical lawsuit was filed one month later entitled Curtis Swanson, on behalf of himself and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios.  Both lawsuits are purported securities class actions subject to the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  On September 23-24, five putative plaintiffs filed motions to be appointed lead plaintiff and to consolidate the two cases pursuant to the PSLRA.  Following a hearing on October 29, 2014, the Court issued an order dated November 5, 2014 appointing Mohsin Ansari as Lead Plaintiff and consolidating the two actions.  On January 5, 2015, the Lead Plaintiff filed an amended complaint.  Among other things, the amended complaint adds Stephanie McMahon Levesque and Michelle D. Wilson as named defendants.  While these lawsuits are in the early stages, the Company believes the claims are without merit and intends to vigorously defend itself against them.
On October 23, 2014, a purported class action lawsuit was filed in the United States District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc., and on January 16, 2015 a purported class action lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso,  individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., both alleging that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers.  These suits both seek unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Company believes the claims are without merit and intends to vigorously defend itself against them.

In addition to the foregoing, we are involved in several other suits and claims that we consider to be in the ordinary course of our business. By its nature, the outcome of litigation is not known but the Company does not currently expect its pending litigation to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.
Item 4. Mine Safety Disclosures
     Not Applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
    Our Class A common stock trades on the New York Stock Exchange, under the symbol "WWE".
     The following table sets forth the high and the low sale prices per share of our Class A common stock as reported by the New York Stock Exchange and the dividends declared per share of Class A and Class B common stock for the periods indicated:
Fiscal Year 2014

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$31.98	$30.39	$15.88	$14.68	$31.98
Low	$15.31	$10.55	$11.40	$10.76	$10.55
Class A dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
Fiscal Year 2013

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$8.90	$10.33	$11.33	$16.94	$16.94
Low	$7.91	$8.56	$9.62	$10.15	$7.91
Class A dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
There were 8,069 holders of record of Class A common stock and five holders of record of Class B common stock on February 13, 2015. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock, and as a result can effectively exercise control over our affairs.
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
In September 2011, the Company entered into a $200 million senior unsecured revolving credit facility which was amended and restated in April 2013, and further amended on May 1, 2014 ("the Credit Facility"). The Company has never had any borrowings under the Credit Facility and as of December 31, 2014, we are in compliance with the provisions of the Credit Facility and are not restricted from paying dividends to our stockholders. The Credit Facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder. During 2015, we may be unable to meet certain of the Credit Facility's covenants, in which case we would need to get an appropriate waiver or amendment or terminate the facility entirely so that there would be no default or event of default. If terminated, we may or may not seek to replace the revolving credit facility. No assurance can be given that an amendment or a suitable replacement will be available or economically viable. Whether or not the facility is available, and whether or not, if unavailable, it is replaced, we believe we have sufficient liquidity for our operating needs and payment of our dividend for 2015.
Cumulative Total Return Chart
Set forth below is a line graph comparing, for the period commencing December 31, 2009 and ended December 31, 2014, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2009 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
World Wrestling Entertainment, Inc.	100.00	101.83	71.22	63.85	140.55	108.12
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
S&P Movies & Entertainment	100.00	116.74	129.98	175.01	272.25	320.76

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
Financial Highlights: (in millions, except per share data)

	For the year ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010
Net revenues	$542.6	$508.0	$484.0	$483.9	$477.7
Operating (loss) income	$(42.2)	$5.9	$43.2	$37.0	$82.3
Net (loss) income	$(30.1)	$2.8	$31.4	$24.8	$53.5
(Loss) Earnings per share, basic	$(0.40)	$0.04	$0.42	$0.33	$0.72
(Loss) Earnings per share, diluted	$(0.40)	$0.04	$0.42	$0.33	$0.71
Dividends declared per Class A share	$0.48	$0.48	$0.48	$0.72	$1.44
Dividends declared per Class B share	$0.48	$0.48	$0.48	$0.60	$0.96
	As of December 31,
	2014	2013	2012	2011	2010
Cash, cash equivalents and short-term investments	$115.4	$109.4	$152.4	$155.8	$166.9
Total assets	$382.6	$378.5	$381.4	$378.6	$415.7
Total debt	$25.9	$29.6	$—	$1.6	$2.8
Total stockholders’ equity	$205.9	$265.9	$294.7	$295.1	$316.7
____________________

(1)
Operating income includes impairment charges on our feature films of $1.5 million (See Note 7 to the Consolidated Financial Statements) and $4.2 million in restructuring charges of which $2.4 million relates to severance and other costs and $1.8 million relates to the impairment of gamification assets and is included in depreciation and amortization expense. Operating income also includes a $1.6 million adjustment to reduce the carrying value of the old corporate aircraft to its estimated fair value and is included in depreciation expense. Net income includes a $4.0 million impairment of an equity investment and is included in other expense.

(2)
Operating income includes impairment charges on our feature films of $11.7 million (See Note 7 to the Consolidated Financial Statements) and $10.7 million associated with our emerging content and distribution efforts, including WWE Network, partially offset by the positive impact of $3.4 million resulting from the transition of our video game to a new licensee.

(3)
Operating income includes $8.2 million of costs incurred associated with our emerging content and distribution efforts, including WWE Network, offset by the impact of a $4.4 million tax benefit relating to previously unrecognized tax benefits.

(4)
Operating income includes impairment charges on our feature films of $23.4 million and $4.0 million associated with our emerging content and distribution efforts, including WWE Network. Results for 2011 do not include amounts for management incentive compensation since the Company did not meet performance targets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report.
Background
     The following analysis outlines all material activities contained within each of our reportable segments.
Media Division:
Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view and video-on-demand programming, and advertising fees.
Television
•Revenues consist principally of television rights fees and advertising.
Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, subscription and transactional on-demand outlets.
Digital Media

•
Revenues consist principally of advertising sales on our websites and third party websites including YouTube, sales of various broadband and mobile content and magazine publishing. The Company discontinued the magazine publishing business in August 2014.

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

WWE Studios
•Revenues consist of amounts earned from the investing in producing and/or distributing of filmed entertainment.

Corporate & Other

•
Revenues consist of amounts earned from talent appearances. Expenses include corporate overhead and certain expenses related to sales and marketing, including our international offices, and talent development functions.

In our prior reports filed with the Securities Exchange Commission ("SEC") through fiscal year 2013, we presented five reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media, WWE Studios and Unallocated Corporate and Other. Effective January 1, 2014, we now present ten reportable segments. Information presented for the twelve months ended December 31, 2013 and 2012 included in the audited consolidated financial statements herein and elsewhere in this Annual Report has been recast to reflect our new segment presentation. See Note 19, Segment Information, for further details on our reportable segments. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented.

Results of Operations
The Company presents OIBDA as the primary measure of segment profit (loss). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. The Company defines OIBDA as operating income before depreciation and amortization, excluding feature film and television production asset amortization and impairments, as well as the amortization of costs related to content delivery and technology utilized for our WWE Network.

OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. A limitation of OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business. OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. See Note 19, Segment Information in the accompanying Consolidated Financial Statements for a reconciliation of OIBDA to operating income for the periods presented.
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

Results of Operations
Year Ended December 31, 2014 compared to Year Ended December 31, 2013
(dollars in millions)
Summary

Net Revenues	2014	2013	increase (decrease)
Media Division	$339.9	$302.7	12%
Live Events	110.7	113.1	(2)%
Consumer Products Division	78.1	78.5	(1)%
WWE Studios	10.9	10.8	1%
Corporate & Other	3.0	2.9	3%
Total	542.6	508.0	7%

OIBDA
Media Division	75.4	98.4	(23)%
Live Events	27.8	30.8	(10)%
Consumer Products Division	32.2	41.2	(22)%
WWE Studios	0.5	(12.7)	(104)%
Corporate & Other	(151.4)	(127.3)	19%
Total	(15.5)	30.4	(151)%
OIBDA as a percentage of revenues	(3)%	6%

Depreciation and amortization	26.7	24.5	9%
Operating (loss) income	(42.2)	5.9	(815)%
Loss on equity investment	(4.0)	—	(100)%
Investment and other expense, net	(3.1)	(1.3)	138%
(Loss) income before income taxes	(49.3)	4.6	(1,172)%
(Benefit) provision for income taxes	(19.2)	1.8	(1,167)%
Net (loss) income	$(30.1)	$2.8	(1,175)%
Our Media division revenues increased 12% driven by the impact of the launch of our WWE Network and increased revenue associated with certain key television distribution agreements. Our Live Events segment revenues declined by 2% due to decreased stadium capacity and ticket prices at WrestleMania due to the venue location and the staging of eleven fewer international events. Our Consumer Products division experienced a 1% decline in revenues, primarily driven by lower licensing revenues from our video games. Our WWE Studios segment increased slightly by $0.1 million.
The comparability of our results for 2014 were impacted by $4.2 million in restructuring charges of which $2.4 million relates to severance and other costs and is included in Corporate and Other Expense with $0.3 million included in our Digital Media Segment, and $1.8 million relates to the impairment of gamification assets and is included in Depreciation and amortization expense. The current year results also include a $4.0 million impairment of an equity investment which is included in Loss on equity investments and a $1.6 million adjustment to reduce the carrying value of the old corporate aircraft to its estimated fair value, included in Depreciation and amortization expense. Lastly, our results for 2014 were impacted by $1.5 million of impairment charges related to our film portfolio. In 2013, our results were impacted by $11.7 million of impairment charges related to our film portfolio and an approximate $3.4 million positive impact from the transition of our video game business to a new licensee.

Media Division
The following tables present the performance results for our segments within our Media division (dollars in millions, except where noted):

Revenues-Media Division	2014	2013	increase (decrease)
Network	$115.0	$86.3	33%
Subscriptions	$69.5	N/A
Pay-per-view	$45.2	$82.5	(45)%
WWE Classics On Demand(a)	$0.3	$3.8	(92)%
Monthly subscription price (dollars)(b)	$9.99	N/A
Number of paid subscribers at period end	816,000	N/A
Domestic	772,000	N/A
International	44,000	N/A
Number of average paid subscribers (c)	567,000	N/A
Number of pay-per-view events	12	12	—%
Number of buys from pay-per-view events	2,292,000	3,838,000	(40)%
Average revenue per buy (dollars)	$19.55	$21.41	(9)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	$59.95	—%
Television	$176.7	$163.4	8%
Home Entertainment	$27.3	$24.3	12%
Gross units shipped	2,674,400	3,987,200	(33)%
Digital Media	$20.9	$28.7	(27)%
Total	$339.9	$302.7	12%

Television Ratings
Average weekly household ratings for RAW	3.4	3.4	—%
Average weekly household ratings for SmackDown	2.3	2.2	5%
Average weekly household ratings for WWE Main Event	1.0	0.9	11%
Average weekly household ratings for Total Divas (E!)	1.3	1.4	(7)%

OIBDA-Media Division	2014	2013	increase (decrease)
Network	$(1.8)	$27.9	(106)%
Television	61.9	56.1	10%
Home Entertainment	15.0	8.8	70%
Digital Media	0.3	5.6	(95)%
Total	$75.4	$98.4	(23)%
OIBDA as a percentage of revenues	22%	33%
____________________
(a) This service was discontinued in January 2014.
(b) This is our pricing for our domestic subscribers at December 31, 2014. In certain international territories, subscribers can access the network by other means and/or subscription pricing may vary.
(c) Average subscribers shown for 2014 represent the average level of subscribers for the year ended December 31, 2014 although WWE Network did not launch in the U.S. until February 24, 2014.

Network revenues, which include revenues generated by WWE Network, pay-per-view and video-on-demand, increased by $28.7 million in 2014 as compared to 2013. WWE Network is a 24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library. WWE Network, which launched on February 24, 2014, accounted for $69.5 million in new digital subscription revenues in the current year with approximately 567,000 average paid subscribers for the year ended December 31, 2014. During the year ended December 31, 2014, WWE Network had approximately 1,490,000 gross additions to its subscriber base, offset by churn of 674,000 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). The subscription pricing at December 31, 2014 to WWE Network is $9.99 per month with a one month commitment period. The $69.5 million of revenues generated by WWE Network in the current year was partially offset by the decline in pay-per-view revenue of $37.3 million due primarily to a 40% decline in total pay-per-view buys primarily attributable to WWE Network's launch. Additionally, the average revenue per buy declined by 9% to approximately $19.55 per buy due to a higher portion of pay-per-view buys coming from international markets in which have lower effective pricing. In addition, video-on-demand revenues decreased by $3.5 million due to the cessation of our Classics On Demand offering in January 2014 in anticipation of the launch of WWE Network in February.  Total Network OIBDA as a percentage of revenues decreased to a loss of 2% in 2014 as compared to a profit of 32% in 2013 driven mainly by the costs associated with the launch and ongoing support of our WWE Network. In support of WWE Network, we incurred $14 million in additional programming and production costs. Additionally, advertising and promotion expense increased $16 million in support of WWE Network's launch and subscriber acquisition efforts and we spent approximately $13 million in customer service costs associated with WWE Network.
Television revenues, which include revenues generated from television rights fees and advertising, increased by $13.3 million in 2014 as compared to 2013.  Television rights fees in the current year include approximately $8.0 million in incremental revenue associated with the execution of certain key television distribution agreements, many of which were entered into in the later half of the year. Rights fees were also positively impacted by the production and licensing of new programs, most notably Total Divas, which commenced in late 2013. The television OIBDA as a percentage of revenues was essentially flat in the periods at approximately 35%.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, increased by $3.0 million in 2014 as compared to 2013.  This increase was due in part to the recognition of $4.6 million in minimum guarantees received from our home video distributor. This increase was offset by a decrease in DVD and Blu-Ray revenue which fell by $1.7 million, due to a 33% decline in shipments to 2.7 million units. Home entertainment OIBDA as a percentage of revenues increased to 55% in 2014 compared to 36% in 2013 driven by the recognition of minimum guarantees and the lack of associated variable costs.
Digital media revenues, which include revenues generated from WWE.com and from our magazine publishing business, decreased by $7.8 million in 2014 as compared to 2013. WWE.com revenues decreased by $4.8 million in the current year compared to the prior year due to lower advertising across various platforms as well as lower monetization of the Company's pay-per-view webcasts via WWE.com as these events became available on WWE Network. Publishing revenues decreased by $3.0 million primarily due to decreased sell rates and the discontinuation of our print WWE magazine business in the third quarter of 2014. Digital media OIBDA as a percentage of revenues decreased to 1% in 2014 from 20% in 2013 driven by the decline in digital advertising and pay-per-view buy revenue, the discontinuation of our publishing business and a relatively fixed cost structure.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

Revenues- Live Events	2014	2013	increase (decrease)
Live events	$108.5	$111.5	(3)%
North America	$81.8	$81.4	—%
International	$26.7	$30.1	(11)%
Total live event attendance	1,931,000	1,924,100	—%
Number of North American events	264	256	3%
Average North American attendance	6,000	6,000	—%
Average North American ticket price (dollars)	$48.86	$48.63	—%
Number of international events	54	65	(17)%
Average international attendance	6,200	5,900	5%
Average international ticket price (dollars)	$75.81	$74.13	2%
Travel packages	2.2	1.6	38%
Total	$110.7	$113.1	(2)%

OIBDA-Live Events	2014	2013	increase (decrease)
Live events	$27.0	$30.1	(10)%
Travel packages	0.8	0.7	14%
Total	$27.8	$30.8	(10)%
OIBDA as a percentage of revenues	25%	27%
Live events revenues, which include revenues from ticket sales and travel packages, decreased by $2.4 million in 2014 as compared to 2013. Revenues from our North America live events business increased by $0.4 million, primarily due to the staging of eight additional events in the current year which more than offset the decline in revenue associated with WrestleMania 30 this year, which experienced decreased attendance as a result of stadium capacity and configuration issues. Overall total average attendance and average ticket prices remained flat. Our international live events business decreased $3.4 million, primarily driven by eleven fewer events held, which was offset, in part, by an increase in average ticket prices and to a lesser extent average attendance in the current year as compared to the prior year. Live events OIBDA as a percentage of revenues decreased to 25% in 2014 compared to 27% in 2013 driven primarily by higher employee related expenses.

Consumer Products Division
The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

Revenues-Consumer Products Division	2014	2013	increase (decrease)
Licensing	$38.6	$43.6	(11)%
Venue merchandise	19.3	19.4	(1)%
Domestic per capita spending (dollars)	$9.58	$10.24	(6)%
WWEShop	20.2	15.5	30%
Average WWEShop revenues per order (dollars)	$47.46	$48.10	(1)%
Total	$78.1	$78.5	(1)%

OIBDA-Consumer Products Division	2014	2013	increase (decrease)
Licensing	$21.0	$31.3	(33)%
Venue merchandise	7.7	7.5	3%
WWEShop	3.5	2.4	46%
Total	$32.2	$41.2	(22)%
OIBDA as a percentage of revenues	41%	52%
Licensing revenues decreased by $5.0 million in 2014 as compared to 2013. In the current year, increased video game receipts of $4.6 million were offset by the absence of a one time benefit associated with the termination of our previous video game license recorded in 2013 and lower toy royalties in the current year compared to prior year. Licensing OIBDA as a percentage of revenues decreased in 2014 to 54% compared to 72% in 2013. The OIBDA margin in the prior year reflected a positive benefit associated with the recognition of the advance received from THQ.
Venue merchandise revenues decreased by $0.1 million in 2014 as compared to 2013 primarily due to a 6% decline in per capita merchandise spend at our domestic events to $9.58 in the current year. The venue merchandise OIBDA as a percentage of revenues increased to 40% in 2014 from 39% in 2013 driven by product mix.
WWEShop revenues increased by $4.7 million in 2014 compared to 2013, based on a 33% increase in the volume of online merchandise sales to approximately 426,000 orders. Orders increased primarily due to mobile shop optimization and a distribution strategy in the UK utilizing Amazon UK. The average revenue per order decreased 1% to $47.46 in the current year. WWEShop OIBDA as a percentage of revenues increased to 17% in 2014 as compared to 15% in 2013.

WWE Studios
The following table provides detailed information on our WWE Studios’ segment (dollars in millions):

			Feature Film Production Assets-net as of Dec 31, 2014
						For the Year Ended December 31,
	Release	Production		Inception to-date		Revenue		OIBDA
Title	Date	Costs*		Revenue	OIBDA	2014	2013	2014	2013
2014
Jingle All the Way 2	Dec. 2014	$1.6	$1.6	$—	$—	$—	$ N/A	$—	$ N/A
Queens of the Ring	Nov. 2014	—	—	—	—	—	N/A	—	N/A
See No Evil 2	Oct. 2014	1.1	1.1	—	—	—	N/A	—	N/A
Leprechaun: Origins	Aug. 2014	1.0	1.0	—	—	—	N/A	—	N/A
Road to Paloma	July 2014	—	—	0.2	0.1	0.2	N/A	0.1	N/A
Oculus	Apr. 2014	3.0	1.7	—	(1.3)	—	N/A	(1.3)	N/A
Scooby Doo! WrestleMania Mystery	Mar. 2014	1.2	0.6	1.9	1.2	1.9	N/A	1.2	N/A
		7.9	6.0	2.1	—	2.1	—	—	—
2013
Christmas Bounty	Nov. 2013	3.7	0.1	4.1	0.5	—	4.1	$(0.1)	0.6
12Rounds 2: Reloaded	June 2013	1.4	0.8	1.3	0.7	1.3	—	0.7	$—
No One Lives	May 2013	2.2	0.1	1.0	(1.0)	0.1	0.9	(0.2)	(0.8)
The Call	Mar. 2013	1.0	0.4	4.1	3.5	3.8	0.3	3.2	0.3
Dead Man Down	Mar. 2013	5.8	1.0	—	(4.7)	—	—	—	(4.7)
The Marine 3: Homefront	Mar. 2013	1.5	0.8	1.4	0.7	1.3	0.1	0.7	—
		15.6	3.2	11.9	(0.3)	6.5	5.4	4.3	(4.6)

Prior Releases		116.3	2.9	104.0	(30.4)	2.3	5.4	1.0	(4.6)

Completed but not released		3.9	3.9	—	—	—	—	—	—
In production		10.0	10.0	—	—	—	—	—	—
In development		0.5	0.5	—	(4.4)	—	—	(0.3)	—
Sub-total		$146.3	$26.5	$118.0	$(35.1)	$10.9	$10.8	$5.0	$(9.2)
Selling, General & Administrative Expenses								(4.5)	(3.5)
Total								$0.5	$(12.7)
____________________

* Production costs are presented net of the associated benefit of production incentives.
 During 2014, we released one feature film via theatrical distribution, Oculus, and five films direct to DVD, Scooby Doo! WrestleMania Mystery, Leprechaun: Origins, See No Evil 2, Queens of the Ring and Jingle All the Way 2. The Company entered into an agreement to co-distribute the feature film Road to Paloma. This film was released via a limited theatrical release and on DVD in July 2014. During 2013, we released three feature films via theatrical distribution, No One Lives, Dead Man Down and The Call, two films, 12 Rounds 2: Reloaded and The Marine 3: Homefront direct to DVD and one made-for-television movie, Christmas Bounty.

Third-party distributors control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of these films.
WWE Studios revenues increased $0.1 million in 2014 as compared to 2013. The increase in revenue is driven by the timing of our film releases. In the current year, we recognized $3.8 million in revenue from our film, The Call, which was released in 2013. WWE Studios OIBDA increased $13.2 million in 2014 as compared to 2013, due in part to the profitability of The Call and reduced impairment charges. The Company recorded $1.5 of impairment charges in 2014 as compared to $11.7 million recorded in 2013.
At December 31, 2014, the Company had $26.5 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet of which $12.1 million is for films in-release, $10.0 million is for films in production and the remaining $4.4 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.

Revenues- Corporate & Other (dollars in millions )	2014	2013	increase (decrease)
Other	$3.0	$2.9	3%
Other revenues include revenues associated with talent appearances and were consistent in both periods presented.

OIBDA- Corporate & Other (dollars in millions )	2014	2013	increase (decrease)
Corporate & Other	$(151.4)	$(127.3)	19%

  Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant corporate and other expenses (dollars in millions):

	2014	2013	increase (decrease)
Staff related	$53.9	$48.4	11%
Management incentive compensation	12.4	7.0	77%
Legal, accounting and other professional	22.3	15.7	42%
Travel and entertainment expenses	6.1	5.1	20%
Advertising, marketing and promotion	9.5	8.4	13%
Corporate insurance	3.7	4.0	(8)%
Bad debt expense	1.2	—	100%
All other	45.3	41.6	9%
Total corporate & other expenses	$154.4	$130.2	19%
Corporate & Other as a percentage of net revenues	28%	26%
Corporate and other expenses primarily include corporate overhead and certain expenses related to our sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and other expenses increased by $24.2 million or 19% in 2014 compared to 2013. This is primarily due to increases in professional fees of $6.6 million related to strategic initiatives, talent development and international expansion, management incentive compensation of $5.4 million reflecting amounts expected to be paid based on the Company's operating performance, and staff related expenses of $5.5 million primarily to support talent development and other strategic objectives. Staff related expenses in the current year include $2.0 million in severance associated with our restructuring plan.

Depreciation and Amortization
(dollars in millions)

	2014	2013	increase (decrease)
Depreciation and amortization	$26.7	$24.5	9%

Depreciation expense in the current year includes a benefit of $1.5 million from the recognition of an infrastructure tax credit. This credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. This credit was received in the current year but related to assets placed in service in prior years. Additionally, the current year balance includes an adjustment of $1.6 million to reduce the carrying value of our old corporate aircraft to its estimated fair value and an impairment charge of $1.8 million related to a change in business strategy related to our gamification platform. Overall, depreciation expense in the current year was higher due to depreciation expense related to the Company's recent investment in property and equipment to support our emerging content distribution efforts, including our WWE Network.
Investment Income, Interest Expense and Other Expense, Net
(dollars in millions)

	2014	2013	increase (decrease)
Loss on equity investment	$(4.0)	$—	(100)%
Investment income, interest expense and other expense, net	$(3.1)	$(1.3)	138%
Due to a change in our ownership interest in a cost method investment, we recorded an impairment charge of $4.0 million in 2014, for the excess of the carrying value over its estimated fair value. Investment income, interest and other expense, net yielded an expense of $3.1 million in 2014 as compared to $1.3 million in 2013. The increase in net expense primarily related to translation losses incurred in the current period as a result of fluctuations in foreign currency exchange rates.
Income Taxes
(dollars in millions)

	2014	2013	increase (decrease)
(Benefit from) provision for income taxes	$(19.2)	$1.8	(1,167)%
Effective tax rate	39%	39%

The Company recorded a tax benefit of $19.2 million associated with our operating loss in 2014. The Company currently believes this benefit is realizable and has not recorded a valuation allowance against the related deferred tax assets. If it becomes more likely than not that the Company will not realize these benefits, a valuation allowance would be recorded with a corresponding charge to our income tax provision.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012
(dollars in millions)
Summary

Net Revenues	2013	2012	increase(decrease)
Media Division	$302.7	$287.3	5%
Live Events	113.1	106.6	6%
Consumer Products Division	78.5	79.9	(2)%
WWE Studios	10.8	7.9	37%
Corporate & Other	2.9	2.3	26%
Total	508.0	484.0	5%

OIBDA
Media Division	98.4	117.0	(16)%
Live Events	30.8	27.0	14%
Consumer Products Division	41.2	41.1	—%
WWE Studios	(12.7)	(5.5)	131%
Corporate & Other	(127.3)	(116.4)	9%
Total	30.4	63.2	(52)%
OIBDA as a percentage of revenues	6%	13%

Depreciation and amortization	24.5	20.0	23%
Operating income	5.9	43.2	(86)%
Investment and other expense net	(1.3)	(0.5)	160%
Income before income taxes	4.6	42.7	(89)%
Provision for income taxes	1.8	11.3	(84)%
Net income	$2.8	$31.4	(91)%

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
Our Media division revenues increased by 5% primarily due to the increased revenues in television rights business. Our Live Events segment revenues increased by 6% reflecting increased revenues from our North America events. Our Consumer Products division segment experienced a 2% decline in revenues, primarily driven by a $2.7 million decrease in our licensing business. Our WWE Studios segment experienced a 37% increase in revenues due in part to the November 2013 release of Christmas Bounty, a made-for-television production, and from our movie portfolio.

Media Division
The following tables present the performance results for our segments within our Media division (dollars in millions, except where noted):

Revenues-Media Division	2013	2012	increase (decrease)
Network	$86.3	$87.7	(2)%
Pay-per-view	$82.5	$83.6	(1)%
WWE Classics On Demand	$3.8	$4.1	(7)%
Number of pay-per-view events	12	12	—%
Number of buys from pay-per-view events	3,838,000	4,023,000	(5)%
Average revenue per buy (dollars)	$21.41	$20.60	4%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	$54.95	9%
Television	163.4	140.9	16%
Home Entertainment	24.3	33.0	(26)%
Gross units shipped	3,987,200	3,775,800	6%
Digital Media	28.7	25.7	12%
Total	$302.7	$287.3	5%

Television Ratings
Average weekly household ratings for RAW	3.4	3.3	3%
Average weekly household ratings for SmackDown	2.2	2.1	5%
Average weekly household ratings for WWE Main Event	0.9	0.8	13%
Average weekly household ratings for Total Divas (E!)	1.4	N/A

OIBDA-Media Division	2013	2012	increase (decrease)
Network	$27.9	$41.3	(32)%
Television	56.1	51.6	9%
Home Entertainment	8.8	15.4	(43)%
Digital Media	5.6	8.7	(36)%
Total	$98.4	$117.0	(16)%
OIBDA as a percentage of revenues	33%	41%
Network revenues, which include revenues generated by pay-per-view and video-on-demand, decreased by $1.4 million in 2013 period as compared 2012.  Pay-per-view revenues decreased by $1.1 million from 2012, primarily as result of a 5% decline in the number of pay-per-view buys in 2013. This decrease was partially offset by a 4% increase in average revenue per buy from 2012 due, in part, to an increase in the domestic retail price charged for viewing WrestleMania and higher retail prices charged for viewing our events in high definition. Video-on-demand revenues decreased slightly by $0.3 million. Network OIBDA as a percentage of revenues decreased to 32% in 2013 from 47% in 2012 due primarily to an additional $5.1 million in talent related expenses.
Television revenues, which include revenues generated from television rights fees and advertising, increased by $22.5 million in 2013 as compared to 2012. Domestically, television rights fees increased by $17.0 million, primarily due to the production and licensing of new programs. During the third quarter of 2013, we debuted a new television series, Total Divas, which is carried on the E! Network. In addition, 2013 includes the full year impact of programing introduced in 2012, particularly, an additional hour of RAW to the USA Network, as well as rights fees for an original series, WWE Main Event on the ION Television Network. The television OIBDA as a percentage of revenues decreased to 34% from 37% in 2012 primarily due to increased production costs.
Home entertainment revenues decreased by $8.7 million, or 26%, in 2013 as compared to 2012. Domestic home entertainment revenue fell approximately $6.4 million, or 23%, as a 6% increase in shipments to 4.0 million units was more than offset by lower sell-through rates and a 13% decline in the average price per unit to $9.60 reflecting a shift in product mix and retail demand for lower priced product. Additionally, we released 28 titles in 2013 compared to 35 titles in 2012.
Revenue from our international home entertainment activities declined by approximately $2.3 million reflecting lower sales in Canada and the transition to a new licensee in the EMEA region. Home entertainment OIBDA as a percentage of revenues decreased to 36% in 2013 compared to 47% in 2012 due to lower sell-through rates and higher talent expenses.
Digital media revenues, which include revenues generated from WWE.com and from our magazine publishing business, increased by $3.0 million in 2013 as compared to 2012.  WWE.com revenues increased by $3.3 million in 2013 as compared to 2012 due to the incremental impact of the Company's launch of digital distribution of our pay-per-view events across several new platforms and higher sales of advertising across various digital platforms. Magazine publishing revenues decreased by $0.3 million in 2013 as compared to 2012. Net units sold decreased by 8% driven by weaker newsstand demand and lower subscription revenue for the WWE Kids magazine reflecting, in part, the continued overall decline in the magazine publishing industry. We published twelve issues of WWE Magazine, ten issues of WWE Kids magazine and three special issues both in 2013 and in 2012. Digital media OIBDA as a percentage of revenues decreased to 20% in 2013 from 34% in 2012 due to hiring of new personnel to support digital content initiatives.
Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

Revenues- Live Events	2013	2012	increase (decrease)
Live events	$111.5	$103.7	8%
North America	$81.4	$72.1	13%
International	$30.1	$31.6	(5)%
Total live event attendance	1,924,100	1,854,100	4%
Number of North American events	256	248	3%
Average North American attendance	6,000	5,900	2%
Average North American ticket price (dollars)	$48.63	$45.39	7%
Number of international events	65	66	(2)%
Average international attendance	5,900	6,000	(2)%
Average international ticket price (dollars)	$74.13	$74.15	—%
Travel packages	1.6	2.9	(45)%
Total	$113.1	$106.6	6%

OIBDA-Live Events	2013	2012	increase (decrease)
Live events	$30.1	$26.5	14%
Travel packages	0.7	0.5	40%
Total	$30.8	$27.0	14%
OIBDA as a percentage of revenues	27%	25%
Live events revenues, which include revenues from ticket sales and travel packages, increased by $6.5 million in 2013 as compared to 2012. Revenues from our North America live events business increased $9.3 million, or 13%, due in part to a strong performance of our annual WrestleMania event which contributed $3.6 million in incremental ticket revenue in 2013. In addition, we held eight more events and experienced a 7% increase in average ticket prices in 2013 as compared to 2012. Our international live events business decreased $1.5 million in 2013 primarily due to lower attendance and a decrease in average ticket prices partially offset by stronger attendance at the events held during our European tour in 2013 and higher average ticket prices from the tour in Abu Dhabi. The decrease in average attendance was predominantly due to venue mix. The live events OIBDA as a percentage of revenues increased to 27% in 2013 from 25% in 2012.

Consumer Products Division
The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

Revenues-Consumer Products Division	2013	2012	increase (decrease)
Licensing	$43.6	$46.3	(6)%
Venue merchandise	19.4	18.8	3%
Domestic per capita spending (dollars)	$10.24	$10.66	(4)%
WWEShop	15.5	14.8	5%
Average WWEShop revenues per order (dollars)	$48.10	$47.66	1%
Total	$78.5	$79.9	(2)%

OIBDA-Consumer Products Division	2013	2012	increase (decrease)
Licensing	$31.3	$32.3	(3)%
Venue merchandise	7.5	6.7	12%
WWEShop	2.4	2.1	14%
Total	$41.2	$41.1	—%
OIBDA as a percentage of revenues	52%	51%
Licensing revenues decreased by $2.7 million in 2013 as compared to 2012, reflecting a decline in revenue from sales of toys, video games and other products both domestically and internationally. The period ended December 31, 2013 reflected an estimated $2.0 million positive impact associated with the bankruptcy of our former video game licensee, THQ, and the transition to a new video game licensee, Take-Two Interactive. As a result of THQ's bankruptcy, we did not collect or recognize a portion of anticipated royalties due in 2013. Therefore, despite the positive impact of the transition of our video game license on revenue and income in the first quarter, WWE incurred an estimated economic loss of approximately $3.0 million stemming from foregone video game receipts. Overall, sales of our video game declined approximately 11% due in part to lower effective pricing from 2012. Licensing OIBDA as a percentage of revenues was 72% in 2013 compared to 70% in 2012 partially as a result of product.
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

WWE Studios
The following table provides detailed information on our WWE Studio's segment (dollars in millions):

			Feature Film Production Assets-net as of Dec 31, 2013
						For the Year Ended December 31,
	Release	Production		Inception to-date		Revenue		OIBDA
Title	Date	Costs*		Revenue	OIBDA	2013	2012	2013	2012
2013
Christmas Bounty	Nov. 2013	$3.7	$0.1	$4.1	$0.6	$4.1	$ N/A	$0.6	$ N/A
12Rounds 2: Reloaded	June 2013	1.5	1.4	—	—	—	N/A	—	N/A
No One Lives	May 2013	2.2	0.4	0.9	(0.8)	0.9	N/A	(0.8)	N/A
The Call	Mar. 2013	1.0	1.0	0.3	0.3	0.3	N/A	0.3	N/A
Dead Man Down	Mar. 2013	5.8	1.0	—	(4.7)	—	N/A	(4.7)	N/A
The Marine 3: Homefront	Mar. 2013	1.5	1.4	0.1	—	0.1	N/A	—	N/A
		15.7	5.3	5.4	(4.6)	5.4	—	(4.6)	—
2012
Barricade	Sept. 2012	4.1	0.1	1.2	(4.0)	0.4	0.8	(0.5)	(1.3)
The Day	Aug. 2012	—	—	0.2	0.2	0.2	—	0.2	—
No Holds Barred	July 2012	—	—	0.7	0.3	0.3	0.4	0.2	0.1
Bending the Rules	Mar. 2012	5.5	—	1.0	(5.4)	0.1	0.9	(0.7)	(1.5)
		9.6	0.1	3.1	(8.9)	1.0	2.1	(0.8)	(2.7)

Prior Releases		106.7	4.0	98.6	(22.8)	4.4	5.8	(3.8)	0.1

Completed but not released		3.1	3.1	—	—	—	—	—	—
In production		2.7	2.7	—	—	—	—	—	—
In development		0.8	0.8	—	(4.1)	—	—	—	(1.0)
Sub-total		$138.6	$16.0	$107.1	$(40.4)	$10.8	$7.9	$(9.2)	$(3.6)
Selling, General & Administrative Expenses								(3.5)	(1.9)
Total								$(12.7)	$(5.5)
____________________

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
WWE Studios recorded revenues of $10.8 million for 2013 compared to $7.9 million for 2012, an increase of $2.9 million or 37%. Revenues for WWE Studios is impacted by the timing of our film releases and change in our distribution model. The increase in revenue in 2013 is primarily related to the made-for-television movie, Christmas Bounty, which was released in the fourth quarter of 2013. Although, there were five feature films released in 2013 compared to four films released in 2012, revenues for these 2013 films will be recognized on a net basis as participation statements are received rather than upon release as was the case with our self-distributed titles, including Christmas Bounty. WWE Studios OIBDA decreased $7.2 million in 2013 as compared to 2012, primarily as a result of recording impairment charges of $11.7 million in 2013 compared with $1.2 million in 2012.

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

Revenues- Corporate & Other (dollars in millions )	2013	2012	increase (decrease)
Other	$2.9	$2.3	26%
Other revenues, which include revenues associated with talent appearances, increased by $0.4 million in 2013 as compared to the prior year period.

OIBDA- Corporate & Other (dollars in millions )	2013	2012	increase (decrease)
Corporate & Other	$(127.3)	$(116.4)	9%

  Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant corporate and other expenses (dollars in millions):

	2013	2012	increase (decrease)
Staff related	$48.4	$43.5	11%
Management incentive compensation	7.0	10.1	(31)%
Legal, accounting and other professional	15.7	14.8	6%
Travel and entertainment expenses	5.1	4.0	28%
Advertising, marketing and promotion	8.4	6.4	31%
Corporate insurance	4.0	3.9	3%
Bad debt expense	—	2.5	(100)%
All other	41.6	33.8	23%
Total corporate & other expenses	$130.2	$119.0	9%
Corporate & Other as a percentage of net revenues	26%	25%
Corporate and other expenses primarily include corporate overhead and certain expenses related to our sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and other expenses increased by $11.2 million or 9% in 2013 compared to 2012. This was primarily due to increased expenses related to supporting our content related initiatives, including the launch of WWE Network in 2014, as well as to develop our advertising sales and international infrastructure, partially offset by decreased management incentive compensation due to 2013 operating performance.

Depreciation and Amortization
(dollars in millions)

	2013	2012	increase (decrease)
Depreciation and amortization	$24.5	$20.0	23%

Depreciation and amortization expense increased by $4.5 million, or 23%, in 2013 compared to 2012. Depreciation expense for 2013 reflects higher property and equipment balances to support our emerging content and distribution efforts, including our new WWE Network.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	2013	2012	increase (decrease)
Investment income, interest and other expense, net	$(1.3)	$(0.5)	160%
Investment income, interest and other expense, net yielded an expense of $1.3 million in 2013 compared to $0.5 million in 2012, reflecting lower interest and investment income.
Income Taxes
(dollars in millions)

	2013	2012	increase (decrease)
Provision for income taxes	$1.8	$11.3	(84)%
Effective tax rate	39%	26%

The 2013 effective tax rate was negatively impacted due to the size of permanent differences relative to our pre-tax income, i.e. certain non-deductible expenses are driving the effective rate higher due to decreased income levels in 2013. The 2012 effective tax rate was positively impacted by $4.4 million of previously unrecognized tax benefits primarily related to the settlement of various audits, including the State of Connecticut, the IRS, and other state and local jurisdictions.
Liquidity and Capital Resources
 We had cash and short-term investments of $115.4 million and $109.4 million as of December 31, 2014 and 2013, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $25.9 million and $29.6 million as of December 31, 2014 and 2013, respectively. This debt is related to the financing of our corporate aircraft purchased in August 2013.
On February 24, 2014, the Company launched WWE Network, an over-the-top subscription based platform that allows subscribers access to WWE content. Included in the subscription is access to our marquis pay-per-view events, which were previously sold as stand-alone events through cable and satellite providers. As viewership of these events transition to WWE Network, our pay-per-view revenues were adversely impacted. We believe that our existing cash and investment balances and cash provided by operations will be sufficient to meet our operating requirements over the next twelve months, inclusive of dividends, debt service, film and television production activities and capital expenditures.
Included in our cash and investment balances at December 31, 2014 is the benefit of $50 million received in October 2014 as an advance payment relating to a long-term television rights deal. This amount is recorded as deferred revenue in our consolidation balance sheet and will be recognized in accordance with the terms of the agreement over the next five years.
Borrowing Capacity
In May 2014, we entered into a First Amendment to our amended and restated $200 million revolving credit facility to provide for financial flexibility during our Network launch. As of December 31, 2014, the Company is in compliance with the provisions of the credit facility and currently has access to funds under the facility, if needed, however during 2015 this access may be severely limited or unavailable altogether without the amendment of certain covenants. No assurance can be given that this amendment will be available or economically viable. As of December 31, 2014, there were no amounts outstanding under the credit facility and the Company has available debt capacity under the terms of the revolving credit facility of approximately $169.0 million.

Cash Flows from Operating Activities
Cash generated from operating activities was $54.7 million for the year ended December 31, 2014, compared to $23.8 million for the year ended December 31, 2013. The increase in cash provided by operating activities is driven by the receipt of a $50 million advance payment related to our domestic television distribution agreement and improved terms relating to our receivables, partially as a result of the launch of WWE Network, offset by reduced operating performance, including increased spending for the launch and ongoing support of WWE Network, as well as, from increased spending on film production assets.
During 2014, the Company spent $18.7 million on feature film production activities, compared to $11.3 million in 2013. In 2014, we received $2.0 million in incentives related to feature film productions. In 2013, we received $0.9 million in incentives related to feature film production. We anticipate spending between $20.0 million and $30.0 million on feature film production during the year ending December 31, 2015.
We recognized $13.8 million in non-film related production incentives in 2014, including infrastructure credits, compared to $10.3 million in the prior year period. During the year ending December 31, 2015, we anticipate receiving approximately $8.0 million to $10.0 million in non-film related incentives.
During 2014, the Company spent $20.9 million to produce additional content for television including Total Divas Season 2 and 3 and programming for WWE Network, compared to $11.5 million in the prior year period. We anticipate spending approximately $18.0 million to $23.0 million to produce additional content during the year ending December 31, 2015.
Our accounts receivable represent a significant portion of our current assets and relate principally to amounts due to us from negative subscriptions, as well as a limited number of customers, distributors and licensees. At December 31, 2014, our largest single customer balance was approximately 14% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.
 Cash Flows from Investing Activities
Cash used by investing activities totaled $1.2 million for the year ended December 31, 2014, compared to $50.8 million for the year ended December 31, 2013. The change was primarily due to cash paid in the prior year to acquire a new corporate aircraft for approximately $30.9 million. Also contributing was a reduction in capital spending in the current year in accordance with our cost cutting initiatives implemented in the second half of 2014. The current year also reflects an increase in cash proceeds as a result of the sale of our old corporate aircraft and the receipt of funds related to infrastructure tax credits on capital projects.
 Cash Flow from Financing Activities
Cash used by financing activities totaled $39.2 million for the year ended December 31, 2014, compared to $6.0 million for the year ended December 31, 2013. During 2013, we received $31.0 million in proceeds from the issuance of a note payable entered into in August 2013 related to the purchase of our new corporate aircraft. Additionally, in 2014, we paid $4.1 million of scheduled principal payments related to the new corporate aircraft debt compared to $1.4 million in the prior year period.
Contractual Obligations
     We have entered into various contracts under which we are required to make guaranteed payments, including:

•	Scheduled principal and fixed interest payments under our secured loan in connection with our corporate aircraft financing.

•	Various operating leases for facilities and sales offices with terms generally ranging from one to ten years.

•	Service contracts with certain vendors and independent contractors, including our talent with terms ranging from one to twenty years.

•	Service agreement obligation related to WWE Network (excluding future performance based payments which are variable in nature).

Our aggregate minimum payment obligations under these contracts as of December 31, 2014 are as follows (dollars in millions):

	2015	2016	2017	2018	2019	After 2019	Total
Long-term debt	$4.9	$4.9	$4.9	$4.9	$4.9	$3.2	$27.7
Operating leases	4.6	3.2	1.9	1.7	1.6	2.1	15.1
Service agreement obligation	9.5	—	—	—	—	—	9.5
Talent and other commitments	12.0	9.7	7.6	2.0	2.0	2.5	35.8
Total commitments	$31.0	$17.8	$14.4	$8.6	$8.5	$7.8	$88.1
Our Consolidated Balance Sheet at December 31, 2014 includes $1.7 million in liabilities associated with uncertain tax positions (including interest and penalties of approximately $0.5 million), which is not included in the table above. The Company does not expect to pay any significant settlements related to these uncertain tax positions in 2015.
Seasonality
Our operating results are not materially affected by seasonal factors; however, our premier event, WrestleMania, occurs late in our first quarter or early in our second quarter and historically has resulted in increased revenue in these periods. As a result of the subscription based model of WWE Network, revenues may not continue to increase in a corresponding manner but costs from WrestleMania are expected to remain significantly higher than our typical pay-per-view event costs potentially resulting in decreased OIBDA in the period. Churn among WWE Network subscribers may be more pronounced in the periods following large WWE events shown on WWE Network such as WrestleMania. Revenues from our licensing and direct sale of consumer products, including our catalogs, magazines and internet sites, varies from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of revenues related to our WWE Studios segment fluctuates based upon the timing of our feature film releases. The timing of these events as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuations in quarterly revenues and earnings.
Inflation
During 2014, 2013 and 2012, inflation did not have a material effect on our business.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.
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
During the years ended December 31, 2014, 2013 and 2012, we recorded aggregate impairment charges of $1.5 million, $11.7 million, and $1.2 million, respectively, related to several of our feature films.
As of December 31, 2014, we had $26.5 million (net of accumulated amortization and impairment charges) in capitalized film production costs, which includes 24 released films, four films completed but not yet released and five films in production. No assurance can be given that additional unfavorable changes to revenue and cost estimates will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

•	Television Production Assets, Net

Television production assets consist of several episodic television series we have produced for distribution, either on WWE Network or through other distribution platforms. Amounts capitalized include development costs, production costs and production overhead. Costs to produce live event programming are expensed when the event is first broadcast. Cost to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimate of the ultimate revenue to be recognized from exploitation, exhibition or sale. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we expense the remaining unamortized asset. During the years ended December 31, 2014 and 2013, we expensed $25.9 million and $7.0 million, respectively, related to the amortization of television production assets. During the year ended December 31, 2012, we did not expense any television production assets.
We did not record any impairments related to our television production assets during the years ended December 31, 2014, 2013 and 2012.

•	Pay-Per-View Programming Revenue Recognition
Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and subsequent adjustments to the buys are recognized in the period new information is received. Historically, adjustments made to our initial estimates have not had a significant impact on our revenues. Our pay-per-view accounts receivable balance was $3.2 million and $11.2 million at December 31, 2014 and 2013, respectively.

•	Home Video Returns Allowance
Revenues from the sales of home video titles are recorded at the later of the date of delivery by our distributor to retailers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information, current industry trends and demand for our titles. A change in demand for any of our videos or a change in the home video market could impact the level of video returns. As of December 31, 2014 and 2013, our home video returns allowance was $2.6 million and $4.5 million, respectively.

•	Allowance for Doubtful Accounts
Our accounts receivable represent a significant portion of our current assets and relate principally to amounts due to us from distributors of our Network, pay-per-view, television, home video programming, and licensees who produce consumer products containing our intellectual property and/or trademarks. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectability of our receivables and establish allowances for the amount of receivables that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding and the financial condition of individual customers. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances or reductions that may be required. At December 31, 2014 and 2013, our largest customers made up 14% and 13%, respectively, of our gross accounts receivable balance. As of December 31, 2014 and 2013, our allowance for doubtful accounts was $4.8 million and $2.8 million, respectively.

•	Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustments to the deferred tax assets valuation allowance, which would reduce the provision for income taxes.
As of December 31, 2014, our net deferred tax assets were $37.0 million. As of December 31, 2014, our deferred tax liabilities were $2.0 million. Our deferred tax assets increased significantly in 2014 due to operating losses. We believe that it is more likely than not, that we will have sufficient taxable income in the future to realize these operating loss carryforwards and as such have not recorded a valuation allowance to reduce the net carrying value. If we determine it is more likely than not, that we will not have sufficient taxable income to realize these assets, we may need to record a valuation allowance in the future.
We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2014, our unrecognized tax benefits including interest and penalties totaled approximately $1.7 million.
Recent Accounting Pronouncements
In January 2015, the FASB issued Accounting Standards Update No. 2015-01, "Income Statement-Extraordinary and Unusual Items” (Topic 225). This ASU updated the accounting guidance related to extraordinary and unusual items by eliminating the concept of extraordinary items. In addition, disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This standard update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We early adopted this accounting standard update as of December 31, 2014, which did not have a material effect on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". This ASU requires that management evaluate, and, if required, disclose conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for the first annual period ending after December 15, 2016, and interim periods thereafter. This standard update is effective for our fiscal year beginning of January 1, 2017. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to WWE Network; (ii) risks relating to entering, maintaining and renewing major distribution agreements; (iii) our need to continue to develop creative and entertaining programs and events; (iv) our need to retain or continue to recruit key performers; (v) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (vi) the possible unexpected loss of the services of Vincent K. McMahon; (vii) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (viii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) uncertainties associated with international markets; (x) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xi) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xii) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xiii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims relating to CTE; (xiv) exposure to risks relating to large public events as well as travel to and from such events; (xv) risks inherent in our feature film business; (xvi) a variety of risks as we expand into new or complementary businesses and/or make strategic investments; (xvii) risks related to our computer systems and online operations; (xviii) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xix) risks relating to our accounts receivable which represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees; (xx) risks relating to our ability to access our revolving credit facility; (xxi) potential substantial liabilities if litigation is resolved unfavorably; (xxii) our potential failure to meet market expectations for our financial performance, which could adversely affect the market price and volatility of our stock; (xxiii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxiv) risks relating to the fact that our dividend, which exceeds our current and accumulated earnings and profits; (xxv) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxvi) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.
Short-Term Investments
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
There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. We review the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT
We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 17, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 17, 2015

Item 9B. Other Information
None.
PART III
The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
1. Consolidated Financial Statements and Schedule: See index to Consolidated Financial Statements on page F-1 of this report.
2. Exhibits:

Exhibit
No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).

3.1A	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-8, filed July 15, 2002).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-84327)).

3.2A	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 4.2(a) to our Registration Statement on Form S-8, filed July 15, 2002).

10.1*	World Wrestling Entertainment, Inc. 2007 Omnibus Incentive Plan, effective July 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 26, 2007).

10.1A*	World Wrestling Entertainment, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement filed on March 14, 2014).

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

10.4*
Amended and Restated Employment Agreement with Vincent K. McMahon, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 15, 2010).

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

10.9A*
Amendment, dated October 8, 2014, to Employment Agreement between the Company and Michael J. Luisi dated July 19, 2013 (incorporated by reference to Exhibit 10.9A to the Current Report on Form 8-K, filed October 8, 2014).

10.10
Amended and Restated Revolving Credit Facility dated April 30, 2013, and related exhibits and schedules (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.10A
First Amendment to Amended and Restated Revolving Credit Agreement, dated May 1, 2014 and related exhibits and schedules (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.11	Loan and Aircraft Security Agreement, dated August 7, 2013 and related exhibits and schedules (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K, filed August 12, 2013).

10.12	Promissory Note, dated August 7, 2013 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K, filed August 12, 2013).

10.13*
Form of Indemnification Agreement entered into between the Company and its independent Directors (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

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

World Wrestling Entertainment, Inc.
(Registrant)
Dated: February 17, 2015	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date

/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors and Chief Executive Officer	February 17, 2015
Vincent K. McMahon	(principal executive officer)

/s/ STUART U. GOLDFARB	Director	February 17, 2015
Stuart U. Goldfarb

/s/ PATRICIA A. GOTTESMAN	Director	February 17, 2015
Patricia A. Gottesman

/s/ DAVID KENIN	Director	February 17, 2015
David Kenin

/s/ JOSEPH H. PERKINS	Director	February 17, 2015
Joseph H. Perkins

/s/ FRANK A. RIDDICK III	Director	February 17, 2015
Frank A. Riddick III

/s/ JEFFREY R. SPEED	Director	February 17, 2015
Jeffrey R. Speed

/s/ LAUREEN ONG	Director	February 17, 2015
Laureen Ong

/s/ GEORGE A. BARRIOS	Chief Strategy and Financial Officer	February 17, 2015
George A. Barrios	(principal financial officer)

/s/ MARK KOWAL	Senior Vice President and Corporate Controller	February 17, 2015
Mark Kowal	(principal accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
World Wrestling Entertainment, Inc.
Stamford, CT
We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 17, 2015

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012
Net revenues	$542,620	$507,970	$484,013
Cost of revenues	377,615	323,028	284,453
Selling, general and administrative expenses	180,457	154,582	136,341
Depreciation and amortization	26,705	24,469	20,024
Operating (loss) income	(42,157)	5,891	43,195

Loss on equity investment	(3,962)	—	—
Investment income, net	679	1,426	2,190
Interest expense	(2,084)	(1,746)	(1,704)
Other expense, net	(1,780)	(968)	(997)
(Loss) income before income taxes	(49,304)	4,603	42,684

(Benefit from) provision for income taxes	(19,232)	1,839	11,252
Net (loss) income	$(30,072)	$2,764	$31,432

(Loss) earnings per share: basic and diluted	$(0.40)	$0.04	$0.42

Weighted average common shares outstanding:
Basic	75,294	74,939	74,595
Diluted	75,294	75,379	74,981

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Net (loss) income	$(30,072)	$2,764	$31,432
Other comprehensive (loss) income :
Foreign currency translation adjustments	(172)	(141)	156
(Losses) gains on unrealized holding gains on available-for-sale securities (net of tax (benefit) expense of $(83), $(232) and $450, respectively)	(135)	(377)	734
Reclassification adjustment for losses (gains) realized in net income available-for-sale securities (net of tax expense (benefit) of $(14), $0, and $75, respectively)	23	(1)	(121)
Total other comprehensive (loss) income	(284)	(519)	769
Comprehensive (loss) income	$(30,356)	$2,245	$32,201

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,227	$32,911
Short-term investments, net	68,186	76,476
Accounts receivable (net of allowance for doubtful accounts and returns of $7,726 and $9,344, respectively)	40,088	59,552
Inventory	4,735	2,874
Deferred income tax assets	24,120	12,237
Prepaid expenses and other current assets	12,865	16,147
Total current assets	197,221	200,197
PROPERTY AND EQUIPMENT, NET	114,048	133,480
FEATURE FILM PRODUCTION ASSETS, NET	26,471	16,018
TELEVISION PRODUCTION ASSETS, NET	5,832	10,772
INVESTMENT SECURITIES	7,200	8,299
NON-CURRENT DEFERRED INCOME TAX ASSETS	10,915	—
OTHER ASSETS, NET	20,867	9,696
TOTAL ASSETS	$382,554	$378,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,345	$4,251
Accounts payable and accrued expenses	57,578	47,882
Deferred income	38,652	30,112
Total current liabilities	100,575	82,245
LONG-TERM DEBT	21,575	25,385
NON-CURRENT INCOME TAX LIABILITIES	1,668	4,884
NON-CURRENT DEFERRED INCOME	52,875	—
Total liabilities	176,693	112,514
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
33,179,499 and 31,302,790 shares issued and outstanding as of
December 31, 2014 and 2013, respectively)	332	313
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
42,298,437 and 43,797,830 shares issued and outstanding as of
December 31, 2014 and 2013, respectively)	423	438
Additional paid-in capital	353,706	346,974
Accumulated other comprehensive income	3,228	3,512
Accumulated deficit	(151,828)	(85,289)
Total stockholders’ equity	205,861	265,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$382,554	$378,462
See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2011	28,255	$283	46,164	$462	$338,414	$3,262	$(47,278)	$295,143
Net income	—	—	—	—	—	—	31,432	31,432
Other comprehensive income	—	—	—	—	—	769	—	769
Stock issuances, net	336	3	—	—	(133)	—	—	(130)
Conversion of Class B common stock by shareholder (See Note 17)	663	7	(663)	(7)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(588)	—	—	(588)
Cash dividends declared, $0.48 per share	—	—	—	—	154	—	(35,969)	(35,815)
Stock-based compensation	—	—	—	—	3,915	—	—	3,915
Balance, December 31, 2012	29,254	$293	45,501	$455	$341,762	$4,031	$(51,815)	$294,726
Net income	—	—	—	—	—	—	2,764	2,764
Other comprehensive loss	—	—	—	—	—	(519)	—	(519)
Stock issuances (repurchases), net	346	3	—	—	(795)	—	—	(792)
Conversion of Class B common stock by shareholder (See Note 17)	1,703	17	(1,703)	(17)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	223	—	—	223
Cash dividends declared, $0.48 per share	—	—	—	—	259	—	(36,238)	(35,979)
Stock-based compensation	—	—	—	—	5,525	—	—	5,525
Balance, December 31, 2013	31,303	$313	43,798	$438	$346,974	$3,512	$(85,289)	$265,948
Net loss	—	—	—	—	$—	$—	(30,072)	(30,072)
Other comprehensive loss	—	—	—	—	—	(284)	—	(284)
Stock issuances, net	376	4	—	—	(1,050)	—	—	(1,046)
Conversion of Class B common stock by shareholder (See Note 17)	1,500	15	(1,500)	(15)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(79)	—	—	(79)
Cash dividends declared, $0.48 per share	—	—	—	—	317	—	(36,467)	(36,150)
Stock-based compensation	—	—	—	—	7,544	—	—	7,544
Balance, December 31, 2014	33,179	$332	42,298	$423	$353,706	$3,228	$(151,828)	$205,861

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net (loss) income	$(30,072)	$2,764	$31,432
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	5,515	19,058	8,799
Amortization of television production assets	25,867	7,012	—
Depreciation and amortization	29,007	24,469	20,024
Loss on equity investment	3,962	—	—
Other Amortization	1,941	2,495	2,884
Stock-based compensation	7,544	5,525	3,845
Provision for (recovery from) doubtful accounts	1,164	(6)	2,483
(Benefit from) provision for deferred income taxes	(25,479)	1,422	6,183
Other non-cash adjustments	(494)	(1,049)	(441)
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	17,908	(8,972)	4,560
Inventory	(1,861)	(1,103)	(112)
Prepaid expenses and other assets	(9,259)	(2,113)	(2,796)
Feature film production assets	(15,968)	(9,128)	(8,905)
Television production assets	(20,927)	(11,453)	(6,080)
Accounts payable, accrued expenses and other liabilities	4,424	(6,668)	2,507
Deferred income	61,415	1,500	(1,332)
Net cash provided by operating activities	54,687	23,753	63,051
INVESTING ACTIVITIES:
Purchase of corporate aircraft and related improvements	—	(30,898)	—
Purchases of property and equipment and other assets	(11,901)	(25,032)	(33,890)
Proceeds from sale of corporate aircraft	3,167	—	—
Net proceeds from infrastructure improvement incentives	2,937	—	—
Purchases of short-term investments	(35,440)	(37,071)	(19,177)
Proceeds from sales and maturities of investments	42,237	44,318	45,191
Purchase of equity investments	(2,204)	(2,200)	(5,000)
Proceeds from sales of property and equipment	—	39	—
Net cash used in investing activities	(1,204)	(50,844)	(12,876)
FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	364	31,032	—
Repayment of long-term debt	(4,080)	(1,396)	(1,621)
Dividends paid	(36,150)	(35,979)	(35,815)
Debt issuance costs	(758)	(675)	—
Proceeds from issuance of stock	970	704	811
Excess tax benefits from stock-based payment arrangements	487	268	7
Net cash used in financing activities	(39,167)	(6,046)	(36,618)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,316	(33,137)	13,557
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,911	66,048	52,491
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,227	$32,911	$66,048
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds (As restated, see Note 1)	$2,060	$2,288	$12,383
Cash paid for interest	$1,376	$984	$815
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	$1,452	$1,700	$1,415

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
Media Division:
Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view and video-on-demand programming, and advertising fees.
Television
•Revenues consist principally of television rights fees and advertising.
Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, subscription and transactional on-demand outlets.
Digital Media

•
Revenues consist principally of advertising sales on our websites and third party websites including YouTube, sales of various broadband and mobile content and magazine publishing. The Company discontinued the magazine publishing business in August 2014.

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

WWE Studios
•Revenues consist of amounts earned from the investing in producing and/or distributing of filmed entertainment.
In our prior reports filed with the Securities Exchange Commission ("SEC") through fiscal year 2013, we presented five reportable segments: Live and Televised Entertainment, Consumer Products, Digital Media, WWE Studios and Unallocated Corporate and Other. Effective January 1, 2014, we now present ten reportable segments. Information presented for the years ended December 31, 2013 and 2012 included in the audited consolidated financial statements herein and elsewhere in this Annual Report has been recast to reflect our new segment presentation. See Note 19, Segment Information, for further details on our reportable segments. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Basis of Presentation and Business Description (continued)
Restatement
Within the supplemental information of the Consolidated Statements of Cash flows, prior year amounts for cash paid (received) for income taxes of $(3,052) and $7,158 in 2013 and 2012, respectively, were restated to include foreign withholding taxes.
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
Short-term Investments, Net — We classify all of our investments as available-for-sale securities. Such investments consist primarily of municipal bonds, including pre-refunded municipal bonds, corporate bonds and government agency bonds. All of these investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
Accounts Receivable, Net — Accounts receivable relate principally to amounts due to us from distributors of our Network, pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively, and balances due from the sale of home videos and magazines, as well as from licensees that produce consumer products containing our intellectual property and/or trademarks. We estimate the collectability of our receivables and establish allowances for the amount of accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. An individual balance is charged to the allowance when all collection efforts have been exhausted and it is deemed likely to be uncollectible, taking into consideration the financial condition of the customer and other factors.
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
Feature Film Production Assets, Net — Feature film production assets are recorded at the cost of production, including production overhead and net of production incentives. The costs for an individual film are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)
ultimate revenues and/or costs are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than the unamortized cost, the film is written down to fair value. Impairment charges are recorded as an increase in amortization expense included in cost of revenues in the Consolidated Statements of Operations.
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
Television Production Assets, Net — Television production assets consist primarily of episodic television series we have produced for distribution through a variety of platforms including on our WWE Network. Amounts capitalized include development costs, production costs and production overhead. Costs to produce live event programming are expensed when the event is first broadcast. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we expense the remaining unamortized asset.
Valuation of Long-Lived Assets — We periodically evaluate the carrying amount of long-lived assets for impairment when events and circumstances warrant such a review.
Investment Securities — We maintain several investments accounted for as cost method investments. We evaluate our cost method investments for impairment annually, and when factors indicate that a significant decrease in value has occurred. Variables considered in making such assessments may include near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. We record other-than-temporary impairment charges for our cost method investments in Loss on equity investments in the Consolidated Statements of Operations.
Income Taxes — Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Amounts are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carry forwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes, conversely, if we determine we might not be able to realize our deferred tax assets we would record a valuation allowance which would result in a change to the provision for income taxes.
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

•	WWE Network Subscriptions:
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
Included in Non-current deferred income is $46.9 million related to an advance payment associated with our recent domestic television rights deal.

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
Cost of Revenues — Included within cost of revenues is the amortization and impairments of feature film and television production assets. We amortize feature film production assets based on the estimated future cash flows. Television production assets are amortized when the episode is first broadcast on television. Unamortized feature film and television production assets are evaluated for impairment each reporting period. Cost of revenues also includes the the amortization of costs related to content delivery and technology utilized for our WWE Network. These costs are amortized on a straight line basis over the term of the respective service agreement. We began amortizing these costs following the launch of WWE Network on February 24, 2014.

Included within Costs of revenues are the following:

	Year Ended December 31,
	2014	2013	2012
Amortization and impairment of feature film assets	$5,515	$19,058	$8,799
Amortization of television productions assets	25,867	7,012	—
Amortization of Network content delivery and technology	2,302	—	—
Total amortization and impairment included in costs of revenues	$33,684	$26,070	$8,799

Programming Amortization for WWE Network — For episodic programming debuting and currently expected to air exclusively on WWE Network, the cost of the programming is expensed upon initial release, as our expectation is that the vast majority of viewership will occur in close proximity to the initial release. We will monitor this assumption and revise this policy if actual viewership patterns vary.
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
Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2014, 2013 and 2012, we recorded advertising expenses of $30,198, $3,819 and $3,934, respectively.
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)
Stock-Based Compensation — Equity awards are granted to directors, officers and employees of the Company. Stock-based compensation costs associated with our restricted stock units ("RSUs") are determined using the fair market value of the Company's common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs have a service requirement typically over a three and one half year vesting schedule and vest in equal annual installments.
Stock-based compensation costs associated with our performance stock units ("PSUs") are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement of three and one half years. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the probability of attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.
We estimate forfeitures, based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.
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
Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive. The Company did not compute earnings per share using the two class method for the years ended December 31, 2014, 2013 and 2012, as there were no undistributed earnings during the periods. Also, during 2014, 2013 and 2012, the dividends declared and paid per share of Class A and Class B common stock were the same.
Recent Accounting Pronouncements
In January 2015, the FASB issued Accounting Standards Update No. 2015-01, "Income Statement-Extraordinary and Unusual Items” (Topic 225). This ASU updated the accounting guidance related to extraordinary and unusual items by eliminating the concept of extraordinary items. In addition, disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This standard update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We early adopted this accounting standard update as of December 31, 2014, which did not have a material effect on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". This ASU requires that management evaluate, and, if required, disclose conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for the first annual period ending after December 15, 2016, and interim periods thereafter. This standard update is effective for our fiscal year beginning of January 1, 2017. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09,“Revenue from Contracts with Customers (Topic 606)”. This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition”, and most industry-specific guidance. The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. This standard update is effective for our fiscal year beginning of January 1, 2017. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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
3. Earnings Per Share
  For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2014		2013	2012
Net (loss) income	$(30,072)		$2,764	$31,432

Weighted- average basic common shares outstanding	75,294		74,939	74,595
Dilutive effect of restricted and performance stock units	—	(a)	438	379
Dilutive effect of employee share purchase plan	—	(a)	2	7
Weighted- average dilutive common shares outstanding	75,294		75,379	74,981

(Loss) earnings per share:
Basic	$(0.40)		$0.04	$0.42
Diluted	$(0.40)		$0.04	$0.42

Anti-dilutive outstanding options (excluded from per-share calculations)	—		—	2
Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	80		395	—

(a) Due to a loss for the year, zero incremental shares are included because the effect would be antidilutive.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

4. Investment Securities and Short-Term Investments
Investment Securities:
WWE maintains several cost method investments. On March 14, 2014, the Company invested $2,000 in Series E Preferred Stock of a software application developer. On May, 30, 2013, we made an investment of $2,200 in a live event touring business. On June 25, 2012, the Company invested $5,000 in Series B Preferred Stock in a mobile video publishing business, ("Investment"), and entered into a two-year strategic partnership during which time WWE received $1,758 in common stock. In July 2014 this Investment initiated a convertible note financing arrangement, and as part of that financing WWE increased its cash investment another $204, the (“July financing”). The result of the July financing was a change in WWE's ownership of common shares, preferred stock and convertible notes. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. As a result of the July financing we performed an analysis to reassess the fair value of this Investment due to the change in the capital structure and recorded an impairment charge of $3,962 for the excess of the carrying value over the estimated fair value of $3,000. No additional indicators of impairment were noted during the year ended December 31, 2014. The Company did not record any impairment charge on these assets during the years ended December 31, 2013 and 2012. Investment Securities in our Consolidated Balance Sheets as of December 31, 2014 and 2013 are comprised of $7,200 and $8,299, respectively, related to these cost method investments.
Short-Term Investments:
Short-term investments measured at fair value consisted of the following:

	December 31, 2014				December 31, 2013
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gain	(Loss)	Fair Value	Amortized Cost	Gain	(Loss)	Fair Value
Municipal bonds	$19,962	$39	$(9)	$19,992	$44,636	$176	$(91)	$44,721
Corporate bonds	43,388	20	(199)	43,209	31,825	104	(174)	31,755
Government agency bonds	5,000	—	(15)	4,985	—	—	—	—
Total	$68,350	$59	$(223)	$68,186	$76,461	$280	$(265)	$76,476

We classify the investments listed in the above table as available-for-sale securities. Such investments consist primarily of corporate, municipal bonds, including pre-refunded municipal bonds, and government agency bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

Our municipal, corporate and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of December 31, 2014, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month - 4 years
Corporate bonds	1 month - 4 years
Government agency bonds	3 years

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

4. Investment Securities and Short-Term Investments (continued)
The following table summarizes the short-term investment activity:

	Year Ended December 31,
	2014	2013	2012
Proceeds from sale of short-term investments	$22,572	$2,793	$16,486
Proceeds from maturities and calls of short-term investments	$19,665	$41,525	$28,705
Gross realized (losses) gains on sale of short-term investments	$(37)	$1	$196
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

Level 1-	quoted prices in active markets for identical assets or liabilities;
Level 2-	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3-	unobservable inputs, such as discounted cash flow models or valuations
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at December 31, 2014				Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$19,992	$—	$19,992	$—	$44,721	$—	$44,721	$—
Corporate bonds	43,209	—	43,209	—	31,755	—	31,755	—
Government agency bonds	4,985	—	4,985	—	—	—	—	—
Total	$68,186	$—	$68,186	$—	$76,476	$—	$76,476	$—
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

5. Fair Value Measurement (continued)
We have classified our investments in municipal, corporate and government agency bonds within Level 2 as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The municipal, corporate and government agency bonds are valued based on model-driven valuations. A third party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our municipal, corporate and government agency bond investments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value investments during the periods presented.
The fair value measurements of our investment securities, which are recorded under the cost method, are classified within Level 3 as significant unobservable inputs are used to fair value these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. During the year ended December 31, 2014, the Company recorded an impairment charge of $3,962 on the Investment for the excess of the carrying value over the estimated fair value of $3,000. The Company did not record any impairment charge on these assets during the years ended December 31, 2013 and December 31, 2012.
 The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the year ended December 31, 2014, the Company recorded an adjustment of $1,600 to reduce the carrying value of our old corporate aircraft to its estimated fair value and recorded an impairment charge of $1,757 related to a change in business strategy related to our gamification platform. During the years ended December 31, 2014, 2013 and 2012, the Company recorded impairment charges of $1,476, $11,661 and $1,229 on feature film production assets based upon fair value measurements of $1,848, $2,363, and $1,657, respectively. See Note 7, Feature Film Production Assets, for further discussion. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party valuation specialist who assists us in gathering the necessary inputs used in our model.
The fair value of the Company's long-term debt, consisting of a promissory note payable to RBS Asset Finance, Inc., is estimated based upon quoted price estimates for similar debt arrangements. At December 31, 2014, the face amount of the note approximates its fair value.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

6. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2014	2013
Land, buildings and improvements	$106,058	$106,749
Equipment	107,753	107,305
Corporate aircrafts	31,277	51,757
Vehicles	244	244
	245,332	266,055
Less accumulated depreciation and amortization	(131,284)	(132,575)
Total	$114,048	$133,480
Depreciation expense for property and equipment totaled $25,059, $22,906 and $19,151, for the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, the Company received tax credits relating to our infrastructure improvements in conjunction with capital projects to support our increased content production efforts. Depreciation expense for the year ended December 31, 2014 reflects a benefit of $1,492 from the recognition of the infrastructure tax credit noted above. The credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. The credit was received in the current year, but related to assets placed in service in prior years. The Company sold its old corporate aircraft, in the third quarter of 2014. In anticipation of that sale depreciation expense in the current year includes an adjustment of $1,600 to reduce the carrying value of the asset to its estimated fair value. Depreciation expense also includes an impairment charge of $1,757 related to a change in business strategy during 2014 related to our gamification platform. See Note 13, Restructuring Charge, for further details.
7. Feature Film Production Assets, Net
Feature film production assets consisted of the following:

	As of December 31,
	2014	2013
Feature film productions:
In release	$12,063	$9,413
Completed but not released	3,865	3,130
In production	10,036	2,686
In development	507	789
Total	$26,471	$16,018
Approximately 42% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 72% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production assets within five years as we receive revenues associated with television distribution of our licensed films. During the years ended December 31, 2014, 2013 and 2012, we amortized $3,700, $7,397 and $6,525, respectively, of feature film production assets.
During the year ended December 31, 2014, we released one feature film via theatrical distribution, Oculus, and five films direct to DVD, Scooby Doo! WrestleMania Mystery, Leprechaun: Origins, See No Evil 2, Queens of the Ring and Jingle All the

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

7. Feature Film Production Assets, Net (continued)
Way 2. These five films comprise $5,907 of our "In release" feature film assets as of December 31, 2014. The Company entered into an agreement to co-distribute the feature film Road to Paloma. This film was released via a limited theatrical release and on DVD in July 2014. Third-party distributors control the distribution and marketing of these films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film.
During the year ended December 31, 2013, we released three feature films via theatrical distribution, No One Lives, The Call and Dead Man Down and one made-for television film, Christmas Bounty. These four films comprise $1,616 of our “In release” feature film assets, as of December 31, 2014. We also released two feature films, 12 Rounds 2: Reloaded and The Marine 3: Homefront direct to DVD during the year ended December 31, 2013, which comprise $1,551 of our "In release" feature film assets as of December 31, 2014.
Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the films' estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film is written down to fair value.
  We recorded impairment charges $1,476, $11,661 and $1,229 related to our feature films during the years ended December 31, 2014, 2013 and 2012, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.
We currently have four theatrical films designated as “Completed but not released” and have five films "In Production". We have also capitalized certain script development costs for various other film projects designated as “In development”. Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the years ended December 31, 2014, and 2012, we expensed $339 and $1,045 related to previously capitalized development costs of abandoned projects, respectively. We did not incur any comparable expenses for the year ended December 31, 2013.
8. Television Production Assets, Net
Television production assets consisted of the following:

	As of December 31,
	2014	2013
Television productions:
In release	$1,035	$1,365
Completed but not released	1,259	—
In production	3,538	9,407
Total	$5,832	$10,772

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

8. Television Production Assets, Net (continued)
Television production assets consist primarily of episodic television series we have produced for distribution through a variety of platforms including on our WWE Network. Amounts capitalized include development costs, production costs, production overhead and employee salaries. We have $5,832 and $10,772 capitalized as of December 31, 2014 and 2013, respectively, related to this type of programming. Costs to produce our live event programming are expensed when the event is first broadcast. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. For the year ended December 31, 2014, we amortized $25,867 of television production assets, of which $13,148 were related to Network programming and $12,719 were related to Television programming. During the year ended December 31, 2013, we amortized $7,012 of television production assets related to the airings of the new television series, Total Divas. We did not incur any comparable expenses for the year ended December 31, 2012.
Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset. During the years ended December 31, 2014, 2013 and 2012, we did not record any impairments related to our television production assets.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2014	2013
Trade related	$6,721	$8,565
Staff related	6,558	5,580
Management incentive compensation	13,279	5,711
Talent related	6,446	6,304
Accrued WWE Network related expenses	5,155	2,477
Accrued event and television production	5,612	4,429
Accrued home entertainment expenses	953	1,341
Accrued legal and professional	1,483	1,903
Accrued purchases of property and equipment	1,452	1,700
Accrued film liability	2,521	2,654
Accrued other	7,398	7,218
Total	$57,578	$47,882
Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The increase in accrued expenses is primarily due to an increase in management incentive compensation based on Company performance and for various accrued expenses related to WWE Network operations.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

10. Debt
Aircraft Financing

On August 7, 2013, the Company entered into a $31,568 promissory note (the “Note”) with RBS Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013 and has a final maturity of August 7, 2020. The Note is secured by a first priority perfected security interest in the newly purchased aircraft. As of December 31, 2014 and 2013, the amount outstanding under the Note was $25,920 and $29,636, respectively.

As of December 31, 2014, the scheduled principal repayments under our Note obligation for the subsequent five years and the remaining term of the note thereafter are as follows:

December 31, 2015	$4,345
December 31, 2016	4,440
December 31, 2017	4,538
December 31, 2018	4,638
December 31, 2019	4,740
Thereafter	3,219
$25,920
The table above assumes that the Note will not be prepaid prior to its maturity on August 7, 2020.
Revolving Credit Facility

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. Applicable interest rates for the borrowings under the revolving credit facility are based on the Company's current consolidated leverage ratio. As of December 31, 2014, the LIBOR-based rate plus margin was 2.51%. The Company is also required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Under the terms of the revolving credit facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates.
In April 2013, the Company amended and restated the revolving credit facility. Under the terms of the amended credit facility, (i) the maturity date was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide for greater financial flexibility.
On May 1, 2014, the Company entered into a First Amendment to its Amended and Restated Credit Facility ("the Amendment") and further modified certain financial covenants to provide for greater financial flexibility. The Amendment, among other things, (a) adjusted the consolidated EBITDA calculation for the four quarterly periods in 2014 and the first and second quarters of 2015 by permitting the add-back of WWE Network Expenses subject to specified maximum amounts in such periods, (b) increased the consolidated EBITDA calculation by the amount of any net investments in respect of feature film production, subject to specified maximum amounts for the quarters ended September 30, 2014 and December 31, 2014 and (c) reduced the consolidated fixed charge coverage ratio for four quarters in 2014 and the first two quarters in 2015 such that the consolidated fixed charge coverage ratio may not be less than 1.0:1.0 for the respective quarterly periods ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, increasing to 1.10:1.0 for the quarter ending March 31, 2015, to 1.15:1.0 for the quarter ending June 30, 2015, and to 1.25:1.0 for the quarter ending September 30, 2015.  The Amendment also includes certain additional allowances for the Company to make investments in special film entities.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

10. Debt (continued)
As of December 31, 2014, the Company was in compliance with the provisions of the Amendment and has available debt capacity under the terms of the revolving credit facility of approximately $169,000. As of December 31, 2014 and 2013, there were no amounts outstanding under the credit facility.
11. Income Taxes
For the years ended December 31, 2014, 2013 and 2012, we were taxed on our (loss) income from continuing operations at an effective tax rate of 39.0%, 39.9% and 26.4%, respectively. Our income tax (benefit)/provision for the years ended December 31, 2014, 2013 and 2012 was $(19,232), $1,839 and $11,252, respectively, and included federal, state and foreign taxes.
The components of our tax provision are as follows:

	Year Ended December 31,
	2014	2013	2012
Current taxes:
Federal	$508	$(2,407)	$(400)
State and local	(335)	162	66
Foreign	6,074	5,506	5,403
Deferred taxes:
Federal	(23,108)	(725)	6,150
State and local	(2,365)	(680)	34
Foreign	(6)	(17)	(1)
Total income tax (benefit) expense	$(19,232)	$1,839	$11,252
Within the current foreign tax provision is approximately $5,724, $5,340 and $5,225 of foreign withholding taxes paid on income included within the US pre-tax book income below. The prior years balances were revised to reclassify these amounts from current federal tax provision to current foreign tax provision.
Components of (loss) income before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
United States	$(49,808)	$4,011	$42,397
Foreign	504	592	287
Total loss (income) before income taxes	$(49,304)	$4,603	$42,684

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

11. Income Taxes (continued)
The following sets forth the difference between the (benefit)/provision for income taxes computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal tax at 35%	$(17,256)	$1,611	$14,939
State and local taxes, net of federal tax benefit	(1,444)	94	1,297
Foreign rate differential	(34)	(21)	(32)
Tax exempt interest income	(119)	(341)	(492)
Qualified production activity deduction	39	(94)	(854)
Unrecognized tax benefits	(395)	(278)	(3,827)
Meals and entertainment	297	257	198
Employee Stock Purchase Plan	(27)	133	41
Property and equipment depreciation	(294)	635	—
Other	1	(157)	(18)
(Benefit)/Provision for income taxes	$(19,232)	$1,839	$11,252
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
	2014	2013
Deferred tax assets:
Accounts receivable	$1,835	$1,070
Inventory	3,796	4,768
Prepaid royalties	6,004	5,878
Stock options/stock compensation	2,551	1,969
Net operating loss carryforwards	20,386	1,512
Investments	71	3
Intangible assets	2,835	2,768
Accrued liabilities and reserves	474	519
Federal benefit related to uncertain tax positions	495	709
Deferred tax assets, gross	38,447	19,196
Valuation allowance	(1,410)	(1,512)
Deferred tax assets, net	37,037	17,684
Deferred tax liabilities:
Property and equipment depreciation	(1,728)	(5,174)
Capitalized feature film production costs	(258)	(2,951)
Investments	(16)	(3)
Deferred tax liabilities	(2,002)	(8,128)
Total deferred tax assets, net	$35,035	$9,556

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

11. Income Taxes (continued)
The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the exercise of restricted stock units and performance stock units of $5,459, $3,939 and $2,747 in 2014, 2013 and 2012, respectively.
As of December 31, 2014, we had $24,120 of deferred tax assets, net, included in current assets and $10,915 included in non-current income tax assets in our consolidated balance sheets. As of December 31, 2013 we had $12,237 of deferred tax assets, net, included in our current assets and $2,681 of deferred tax liabilities, net, included in non-current income tax liabilities in our consolidated balance sheets. The large increase in our deferred tax asset balance was driven by our operating loss in the current year and associated net operating loss and foreign tax credit carryforwards.
As of December 31, 2014 and 2013, we had valuation allowances of $1,410 and $1,512 respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to foreign income taxes and the resulting net operating losses in foreign jurisdictions where we have ceased operations.
The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. The Company believes that based on past performance, expected future taxable income and prudent and feasible tax planning strategies, it is more likely than not that the net deferred tax assets will be realized. Changes in these factors may cause us to increase our valuation allowance on deferred tax assets, which would impact our income tax expense in the period we determine that these factors have changed.
As of December 31, 2014, the Company had a total of $6,967 of foreign tax credit carryforwards, available to offset future U.S. income taxes. As of December 31, 2014, the tax credits will begin to expire at various times in 2023 through 2024.  As of December 31, 2014, the Company had recorded tax benefits totaling $31,100 for Federal, State, and foreign net operating loss carryforwards (“NOLs”).  As of December 31, 2014, the NOLs will begin to expire at various times in 2019 through 2034.
 We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we believe the outcome of these audits will not have a material effect on our financial statements.
 U.S. income taxes have not been provided for on approximately $5,227 of unremitted earnings of our international subsidiaries. These earnings are expected to be indefinitely reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.
Unrecognized Tax Benefits
For the year ended December 31, 2014, we recognized $489 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $64 of potential interest and penalties related to uncertain tax positions. For the year ended December 31, 2013, we recognized $330 of previously unrecognized tax benefits relating to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $32 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts contributed to our effective tax rate of 39.0% for the year ended December 31, 2014 as compared to 39.9% for the year ended December 31, 2013.
At December 31, 2014, we had $1,273 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. Of this amount, $69 is classified in Prepaid expense and other current assets and the remaining $1,204 is classified in Non-current income tax liabilities. At December 31, 2013, we had $1,786 of unrecognized tax benefits. Of this amount $174 is classified in Prepaid expense and other current assets and the remaining $1,612 was classified in Non-current income tax liabilities.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

11. Income Taxes (continued)
Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2014	2013	2012
Beginning Balance- January 1	$1,786	$2,128	$10,733
Increase to unrecognized tax benefits recorded for positions taken during the current year	68	108	307
(Decrease) Increase to unrecognized tax benefits recorded for positions taken during a prior period	(38)	(3)	(2,591)
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	(100)	(28)	(5,793)
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(443)	(419)	(528)
Ending Balance- December 31	$1,273	$1,786	$2,128
We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $355 of accrued interest and $120 of accrued penalties related to uncertain tax positions as of December 31, 2014. Of these amounts, $11 is classified in Prepaid expense and other current assets and the remaining $464 was classified in Non-current income tax liabilities. At December 31, 2013, we had $453 of accrued interest and $171 of accrued penalties related to uncertain tax positions.
Of this amount, $33 was classified in Prepaid expense and other current assets and the remaining $591 was classified in Non-current income tax liabilities.
Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $566 within 12 months after December 31, 2014.
We file income tax returns in the United States and various state, local, and foreign jurisdictions. During 2014, the Company settled audits with various state, local, and foreign jurisdictions. We are subject to examination by the IRS, and with few exceptions, other state and local jurisdictions, for years ending on or after December 31, 2011.
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

	Year Ended December 31,
	2014	2013	2012
Feature film production incentives	$4,548	$864	$1,851
Television production incentives	$10,833	$10,345	$7,979

During the year ended December 31, 2014, we received $3,080 for infrastructure improvement incentives relating to qualifying capital projects. Of this amount $2,937, was recorded as a reduction in property and equipment. We did not receive any similar incentives for the years ended December 31, 2013 and 2012.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

13. Restructuring Charge
During 2014, the Company announced a restructuring plan in support of a cost cutting initiative. Included in this restructuring was the shutdown of our magazine publishing business, a shift in our gamification strategy, and a reduction in our headcount. Additionally, the cost cutting initiatives included reducing prospective spending throughout our operations. The Company recorded a one-time pre-tax restructuring charge of approximately $4,200 in the third quarter of 2014, comprised primarily of a cash charge of approximately $2,000 for severance costs and the write-down of certain assets associated with our gamification business resulting in a non-cash charge of approximately $1,800. The severance costs are recorded in Selling, General and Administrative expenses in our Consolidated Statements of Operations. Approximately $1,700 of cash spend related to severance and other restructuring charges was paid out in the second half of 2014 and we expect that a majority of the remaining liability will be paid out during the first quarter of 2015.
14. Commitments and Contingencies
We have certain commitments, including various non-cancelable operating leases for facilities and sales offices, service contracts with certain vendors and various talent.
Future minimum payments as of December 31, 2014 under the agreements described above were as follows:

	Operating Lease Commitments	Talent and Other Commitments	Service Agreement Commitments	Total
2015	$4,599	$11,952	$9,493	$26,044
2016	3,242	9,676	—	12,918
2017	1,884	7,635	—	9,519
2018	1,719	1,995	—	3,714
2019	1,640	1,995	—	3,635
Thereafter	2,044	2,556	—	4,600
Total	$15,128	$35,809	$9,493	$60,430
 Rent expense under operating lease commitments totaled $6,583, $5,405 and $4,608 for the years ended December 31, 2014, 2013 and 2012, respectively.
Legal Proceedings
On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license.  The complaint seeks certain unspecified damages.  A nearly identical lawsuit was filed one month later entitled Curtis Swanson, on behalf of himself and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios.  Both lawsuits are purported securities class actions subject to the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  On September 23-24, five putative plaintiffs filed motions to be appointed lead plaintiff and to consolidate the two cases pursuant to the PSLRA.  Following a hearing on October 29, 2014, the Court issued an order dated November 5, 2014 appointing Mohsin Ansari as Lead Plaintiff and consolidating the two actions.  On January 5, 2015, the Lead Plaintiff filed an amended complaint.  Among other things, the amended complaint adds Stephanie McMahon Levesque and Michelle D. Wilson as named defendants.  The Company believes the claims are without merit and intends to vigorously defend itself against them.
On October 23, 2014, a purported class action lawsuit was filed in the United States District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc., and on January 16, 2015 a purported class action lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso,  individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., both alleging that the Company ignored, downplayed, and/or failed to disclose the risks associated

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

14. Commitments and Contingencies (continued)
with traumatic brain injuries suffered by WWE’s performers.  These suits both seek unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Company believes the claims are without merit and intends to vigorously defend itself against them.
In addition to the foregoing, we are involved in several other suits and claims that we consider to be in the ordinary course of our business. By its nature, the outcome of litigation is not known but the Company does not currently expect its pending litigation to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.
15. Related Party Transactions
Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock. Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.
Linda McMahon, former Chief Executive Officer of the Company, was a candidate for the United States Senate, representing the State of Connecticut, in 2012. Mrs. McMahon’s election teams engaged the Company to produce certain television advertisements during this campaign. The Company performed these services and charged the campaign's the fair market value for the provided television production services, which was approximately $4 for the year ended December 31, 2012.
16. Stockholders’ Equity
Class B Convertible Common Stock
Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the years ended December 31, 2014, 2013 and 2012, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.
Dividends
We declared and paid quarterly dividends of $0.12 per share, totaling $36,150, $35,979, and $35,815 on all Class A and Class B shares for the years ended December 31, 2014, 2013, 2012 respectively.
17. Stock-based Compensation
Our 2007 Amended and Restated Omnibus Incentive Plan ("the 2007 Plan") provides for equity-based incentive awards as determined by the Compensation Committee of the Board of Directors as incentives and rewards to encourage officers and employees to participate in our long-term success.
As of December 31, 2014, there were approximately 2.4 million shares available for future grants under the 2007 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs and PSUs.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

17. Stock-based Compensation (continued)
Restricted Stock Units
 The Company grants RSUs to officers and employees under the 2007 Plan. Stock-based compensation costs associated with our RSUs are determined using the fair market value of the Company's common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs have a service requirement typically over a three and one half year vesting schedule and vest in equal annual installments. We estimate forfeitures, based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.
The following tables summarize the activity of RSUs for the year ended December 31, 2014:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	107,034	$9.87
Granted	112,811	$22.81
Vested	(72,720)	$11.11
Forfeited	(32,513)	$14.70
Dividend equivalents	4,608	$19.11
Unvested at December 31, 2014	119,220	$20.39

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense	$1,095	$632	$1,320
Tax benefits realized	1,036	621	494
Weighted-average grant-date fair value of RSUs granted	2,573	515	1,366
Fair value of RSUs vested	808	656	647
As of December 31, 2014, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures, was approximately $1,438 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.7 years.
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

17. Stock-based Compensation (continued)
The following tables summarize the activity of PSUs for the year ended December 31, 2014:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	1,259,629	$13.46
Granted	278,281	$12.34
Achievement adjustment	(387,633)	$23.99
Vested	(371,197)	$13.71
Forfeited	(66,479)	$21.47
Dividend equivalents	21,167	$15.66
Unvested at December 31, 2014	733,768	$14.89

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense	$6,248	$4,489	$2,440
Tax benefits realized	4,423	3,318	2,252
Weighted-average grant-date fair value of PSUs granted	3,434	14,430	4,913
Fair value of PSUs vested	5,090	2,937	4,375
For the period ended March 31, 2014, we granted 278,281 PSUs which are subject to certain performance conditions.
During the year ended December 31, 2103 we granted 804,896 PSUs which were subject to performance conditions. During the three months ended March 31, 2014, the certain performance conditions related to these PSUs were partially met which resulted in a reduction of 387,633 PSUs in 2014 relating to the initial 2013 PSU grant.
As of December 31, 2014, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was approximately $4,657, before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.4 years.
Employee Stock Purchase Plan
We provide a stock purchase plan for our employees. Under the plan, all eligible regular full-time employees may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to Selling, general and administrative expense for the difference between the fair market value and the discounted price. During 2014, 2013 and 2012, employees purchased 71,157, 76,219 and 76,676 shares of our common stock which resulted in an expense of $201, $404, $85, respectively. As of December 31, 2014, 1.8 million shares of the Company's common stock are reserved for issuance under the 2012 Employee Stock Purchase Plan.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

18. Employee Benefit Plans
We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $1,861, $1,606 and $1,384 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2014, 2013 or 2012.
19. Segment Information
 During the first quarter of 2014, the Company launched WWE Network, which changed the way that certain content is delivered to our customers. The launch of WWE Network coupled with the continued convergence within the media landscape, has resulted in a change in the Company’s management reporting to its chief operating decision maker. These changes necessitated a change in the Company’s segment reporting to align with management’s operational view. As discussed in Note 1, Basis of Presentation and Business Description, the Company currently classifies its operations into ten reportable segments. The ten reportable segments of the Company now include the following: Network (which includes our pay-per-view business), Television, Home Entertainment and Digital Media, individual segments that comprise the Media Division; Live Events; Licensing, Venue Merchandise, WWEShop, individual segments that comprise the Consumer Products Division; WWE Studios and Corporate and Other (as defined below).
The Company presents OIBDA as the primary measure of segment profit (loss). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. The Company defines OIBDA as operating income before depreciation and amortization, excluding feature film and television production asset amortization and impairments, as well as, the amortization of costs related to content delivery and technology utilized for our WWE Network.

OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. A limitation of OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business. OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. See below for a reconciliation of OIBDA to operating income for the periods presented.
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

19. Segment Information (continued)

We do not disclose assets by segment information. In general, assets of the Company are leveraged across its reportable segments and we do not provide assets by segment information to our chief operating decision maker, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment.
The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2014	2013	2012
Net revenues:
Network	$114,975	$86,264	$87,690
Television	176,670	163,428	140,871
Home Entertainment	27,313	24,322	33,002
Digital Media	20,910	28,661	25,738
Live Events	110,659	113,168	106,514
Licensing	38,565	43,633	46,286
Venue Merchandise	19,336	19,397	18,774
WWEShop	20,238	15,598	14,780
WWE Studios	10,882	10,778	7,877
Corporate & Other	3,072	2,721	2,481
Total net revenues	$542,620	$507,970	$484,013

Depreciation and amortization:
Network	$—	$—	$—
Television	8,141	6,613	9,183
Digital Media	2,989	2,693	1,485
Live Events	29	45	55
WWE Studios	9	9	9
Corporate & Other	15,537	15,109	9,292
Total depreciation and amortization	$26,705	$24,469	$20,024

OIBDA:
Network	$(1,773)	$27,801	$41,463
Television	61,865	56,181	51,478
Home Entertainment	15,024	8,839	15,393
Digital Media	295	5,688	8,671
Live Events	27,829	30,740	27,043
Licensing	20,924	31,265	32,320
Venue Merchandise	7,722	7,547	6,741
WWEShop	3,524	2,378	2,105
WWE Studios	466	(12,744)	(5,454)
Corporate & Other	(151,328)	(127,335)	(116,541)
Total OIBDA	$(15,452)	$30,360	$63,219

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

19. Segment Information (continued)
Reconciliation of Total Operating (Loss) Income to Total OIBDA

	Year Ended December 31,
	2014	2013	2012
Total operating (loss) income	$(42,157)	$5,891	$43,195
Depreciation and amortization	26,705	24,469	20,024
Total OIBDA	$(15,452)	$30,360	$63,219
Geographic Information
  Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year ended December 31,
	2014	2013	2012
North America	$426,191	$391,663	$365,942
Europe/Middle East/Africa	69,085	72,409	70,720
Asia Pacific	41,054	37,269	37,087
Latin America	6,290	6,629	10,264
Total net revenues	$542,620	$507,970	$484,013
Revenues generated from the United Kingdom, our largest international market, totaled $40,501, $36,003 and $34,001 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company's property and equipment was almost entirely located in the United States at December 31, 2014 and 2013.
20. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including our Network, television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual trademarks. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At December 31, 2014 and 2013 our largest single customers made up 14% and 13% , respectively, of our gross accounts receivable balance. No other customers individually exceeded 10% of our gross accounts receivable balance.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

21.Selected Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014	(1) (2)	(2) (3)	(1) (2) (3)	(1) (2)
Net revenues	$125,572	$156,310	$120,183	$140,555
Cost of revenues	$84,716	$121,747	$78,417	$92,735
Net loss	$(8,036)	$(14,497)	$(5,921)	$(1,618)
Net loss per common share: basic	$(0.11)	$(0.19)	$(0.08)	$(0.02)
2013
Net revenues	$124,001	$152,282	$113,292	$118,395
Cost of revenues	$74,866	$96,855	$70,947	$80,360
Net income (loss)	$3,034	$5,182	$2,439	$(7,891)
Net income (loss) per common share: basic	$0.04	$0.07	$0.03	$(0.11)

(1) Cost of revenues for the fourth quarter of 2014 and first and third quarters of 2013 include impairment charges of $1,476, $4,696, and $6,965, respectively, related to certain of our feature films. See Note 7. Feature Film Production Assets.
(2) Net income (loss) for the third quarter of 2014 includes the benefit of $7,041, and for the second and third quarters of 2013, the benefit of $257, $6,373, respectively, relating to incentives received relating to television production. Additionally, net income in the second, third and fourth quarters of 2014 includes a benefit of $296, $985 and $1,674, respectively, related to feature film production incentives. Further, in 2014 we received an infrastructure improvement incentive which has a $970 positive impact on net income.
(3) Net loss for the second quarter of 2014 includes a $1,600 adjustment to reduce the carrying value of the old corporate aircraft to its estimated fair value. Net loss for the third quarter of 2014 includes $4,200 in restructuring charges in support of a cost cutting initiative and includes a $3,962 impairment of an equity investment.

WORLD WRESTLING ENTERTAINMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charges to Expense/ Against Revenues	Deductions/Adjustments *	Balance at End of Year
For the Year Ended December 31, 2014
Allowance for doubtful accounts	$2,786	$1,164	$864	$4,814
Magazine publishing allowance for newsstand returns	2,038	8,363	(10,102)	299
Home video allowance for returns	4,520	9,828	(11,760)	2,588
Network chargebacks	—	302	(277)	25
For the Year Ended December 31, 2013
Allowance for doubtful accounts	$6,275	$(6)	$(3,483)	$2,786
Magazine publishing allowance for newsstand returns	2,145	14,948	(15,055)	2,038
Home video allowance for returns	6,271	18,711	(20,462)	4,520
For the Year Ended December 31, 2012
Allowance for doubtful accounts	$2,179	$2,483	$1,613	$6,275
Magazine publishing allowance for newsstand returns	3,286	14,355	(15,496)	2,145
Home video allowance for returns	7,096	15,990	(16,815)	6,271

* Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of magazines and home videos from retailers, adjustments to the allowance account which affects bad debt expense or network cancellations and adjustments to refund allowances.