Form 10-Q
period 2015-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2015-05-01
CIK 1091907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

At April 29, 2015 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 33,237,106 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 42,298,437.

WORLD WRESTLING ENTERTAINMENT, INC.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net revenues	$176,178	$125,572
Cost of revenues	109,701	84,716
Selling, general and administrative expenses	45,431	48,028
Depreciation and amortization	5,913	5,008
Operating income (loss)	15,133	(12,180)
Investment income, net	203	264
Interest expense	(541)	(475)
Other expense, net	(341)	(74)
Income (loss) before income taxes	14,454	(12,465)
Provision for (benefit from) income taxes	4,681	(4,429)
Net income (loss)	$9,773	$(8,036)

Earnings (loss) per share:
Basic and diluted	$0.13	$(0.11)

Weighted average common shares outstanding:
Basic	75,519	75,137
Diluted	76,013	75,137
Dividends declared per common share (Class A and B)	$0.12	$0.12

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$9,773	$(8,036)
Other comprehensive income:
Foreign currency translation adjustment	(122)	9
Change in unrealized holding gains on available-for-sale securities (net of tax expense of $111 and $35, respectively)	181	57
Reclassification adjustment for gains realized in net income - available-for-sale securities (net of tax expense of $0 and $1, respectively)	—	(2)
Total other comprehensive income	59	64
Comprehensive income (loss)	$9,832	$(7,972)

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,947	$47,227
Short-term investments, net	66,701	68,186
Accounts receivable (net of allowances for doubtful accounts and returns
of $9,611 and $7,726 respectively)	54,884	40,088
Inventory	5,920	4,735
Deferred income tax assets	22,445	24,120
Prepaid expenses and other current assets	12,269	12,865
Total current assets	209,166	197,221
PROPERTY AND EQUIPMENT, NET	113,865	114,048
FEATURE FILM PRODUCTION ASSETS, NET	27,266	26,471
TELEVISION PRODUCTION ASSETS, NET	2,398	5,832
INVESTMENT SECURITIES	21,650	7,200
NON-CURRENT DEFERRED INCOME TAX ASSETS	19,411	10,915
OTHER ASSETS, NET	20,441	20,867
TOTAL ASSETS	$414,197	$382,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,368	$4,345
Accounts payable and accrued expenses	75,903	57,578
Deferred income	41,627	38,652
Total current liabilities	121,898	100,575
LONG-TERM DEBT	20,474	21,575
NON-CURRENT INCOME TAX LIABILITIES	1,845	1,668
NON-CURRENT DEFERRED INCOME	60,445	52,875
Total liabilities	204,662	176,693

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
33,232,110 and 33,179,499 shares issued and outstanding as of
March 31, 2015 and December 31, 2014, respectively)	332	332
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
42,298,437 and 42,298,437 shares issued and outstanding as of
March 31, 2015 and December 31, 2014, respectively)	423	423
Additional paid-in-capital	356,615	353,706
Accumulated other comprehensive income	3,287	3,228
Accumulated deficit	(151,122)	(151,828)
Total stockholders’ equity	209,535	205,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,197	$382,554

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2014	33,179	$332	42,298	$423	$353,706	$3,228	$(151,828)	$205,861
Net income	—	—	—	—	—	—	9,773	9,773
Other comprehensive income	—	—	—	—	—	59	—	59
Stock issuances, net	53	—	—	—	433	—	—	433
Tax effect from stock-based payment arrangements	—	—	—	—	(6)	—	—	(6)
Cash dividends declared	—	—	—	—	3	—	(9,067)	(9,064)
Stock-based compensation	—	—	—	—	2,479	—	—	2,479
Balance, March 31, 2015	33,232	$332	42,298	$423	$356,615	$3,287	$(151,122)	$209,535

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES:
Net income (loss)	$9,773	$(8,036)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Amortization and impairments of feature film production assets	710	1,437
Amortization of television production assets	6,843	2,831
Depreciation and amortization	6,892	5,008
Services provided in exchange for equity instruments	(100)	(220)
Other Amortization	501	517
Stock-based compensation	2,479	3,130
Provision for (recovery from) doubtful accounts	222	(93)
(Benefit from) provision for deferred income taxes	(6,821)	5,140
Other non-cash adjustments	40	(12)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(15,140)	(7,709)
Inventory	(1,185)	(1,529)
Prepaid expenses and other assets	(499)	(11,065)
Feature film production asset spend	(1,544)	(4,436)
Television production asset spend	(3,409)	(5,229)
Accounts payable, accrued expenses and other liabilities	18,673	(3,320)
Deferred income	(3,155)	14,213
Net cash provided by/(used in) operating activities	14,280	(9,373)
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(5,685)	(4,268)
Net proceeds from infrastructure improvement incentives	—	2,937
Purchases of short-term investments	(4,621)	(2,511)
Proceeds from sales and maturities of investments	6,090	12,808
Purchase of investment securities	(650)	(2,000)
Net cash (used in)/provided by investing activities	(4,866)	6,966
FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	—	364
Repayment of long-term debt	(1,078)	(882)
Dividends paid	(9,064)	(9,018)
Proceeds from issuance of stock	454	389
Excess tax benefits from stock-based payment arrangements	(6)	43
Net cash used in financing activities	(9,694)	(9,104)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(280)	(11,511)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,227	32,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,947	$21,400
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	$1,151	$632
Non-cash purchase of investment securities (See Note 8)	$13,800	$—

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

1. Basis of Presentation and Business Description
The accompanying consolidated financial statements include the accounts of WWE. “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE and its subsidiaries. We are an integrated media and entertainment company, principally engaged in the production and distribution of content through various channels, including our digital over-the-top WWE Network, television rights agreements, pay-per-view event programming, live events, feature films, licensing of various WWE themed products and the sale of consumer products featuring our brands. Our operations are organized around the following four principal activities:
Media Division:
Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view programming, and advertising fees.
Television

•	Revenues consist principally of television rights fees and advertising.
Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, and subscription outlets.
Digital Media

•	Revenues consist principally of advertising sales on our websites and third party websites, including YouTube, and sales of various broadband and mobile content.

Live Events

•	Revenues consist principally of ticket sales and travel packages for live events.

Consumer Products Division:
Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys and apparel.
Venue Merchandise

•	Revenues consist of sales of merchandise at our live events.
WWEShop

•	Revenues consist of sales of merchandise on our websites, including through our WWEShop Internet storefront.

WWE Studios
•Revenues consist of amounts earned from investing in, producing and/or distributing filmed entertainment.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

1. Basis of Presentation and Business Description (continued)
Cost of Revenues

Included within Costs of revenues are the following:

	For the three months ended March 31,
	2015	2014
Amortization and impairment of feature film assets	$710	$1,437
Amortization of television production assets	6,843	2,831
Amortization of Network content delivery and technology assets	979	167
Total amortization and impairment included in costs of revenues	$8,532	$4,435

Within the Consolidated Statements of Cash Flows from operating activities, certain prior year amounts were reclassified to conform to the current period presentation.
The accompanying consolidated financial statements are unaudited. All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. Included in Corporate and Other are intersegment eliminations recorded in consolidation. All intercompany balances are eliminated in consolidation.
Under applicable authoritative guidance, a variable interest entity ("VIE") is a business entity in which there is a disproportionate relationship between the voting interest in the entity and the exposure to the economic risks and potential rewards of that entity. A company must consolidate a VIE if it is determined to be the primary beneficiary of the VIE and possesses both of the following attributes: (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (ii) the obligation to absorb the losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.
In March 2015, WWE and Authentic Brands Group ("ABG") formed a joint venture, Tapout LLC ("Tapout") to re-launch an apparel and lifestyle brand (the "Brand"). Under the terms of the agreement, WWE will provide certain promotional services, and ABG will provide intellectual property and services associated with the Brand. In exchange, both parties will hold a 50% interest, entitling it to 50% of the profits and losses and a 50% voting interest. Additionally, the agreement dictates that all significant activities must be approved by its board of managers, which the parties participate in equally, but do not control. Therefore, WWE does not have the unilateral ability to direct the activities of Tapout.
Based on our analysis, we have determined that Tapout should be classified as a VIE. However, because we do not satisfy the criteria to be considered the primary beneficiary of Tapout, we do not consolidate the entity. Instead, the investment in Tapout is accounted for under the equity method of accounting. See Note 8, Investment Securities and Short-Term Investments - Equity Method Investment, for further details regarding our investment.
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
Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

1. Basis of Presentation and Business Description (continued)
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption not permitted, making it effective for our fiscal year beginning January 1, 2017. At its April 1, 2015 meeting, the FASB voted to issue an exposure draft with a 30-day comment period that defers the effective date of the new revenue standard by one year. If the deferral passes a final vote, the guidance would be effective for our fiscal year beginning January 1, 2018. We are monitoring the FASB's decision on the proposed deferral and are currently evaluating the impact of adoption of this new standard on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest - Imputation of Interest." This ASU modified the presentation requirements of debt issuance costs for costs related to a recognized debt liability on the balance sheet. Companies are now required to present debt issuance costs as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2016. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." This ASU modified the evaluation of whether certain limited partnerships and legal entities are variable interest entities, eliminated the presumption that the general partner should consolidate a limited partnership, affected the consolidation analysis of reporting entities that are involved with variable interest entities, and provided a scope exception from consolidation for entities with interests in legal entities that are similar to money market funds. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This guidance is effective for our fiscal year beginning January 1, 2017 and for interim periods beginning January 1, 2018. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU requires that management evaluate and, if required, disclose conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the first annual period ending after December 15, 2016, and interim periods thereafter. The standard update is effective for our fiscal year beginning January 1, 2016. We are currently evaluating the impact of the adoption of this new standard and do not expect it to have a material impact on our consolidated financial statements.
2. Segment Information
The Company currently classifies its operations into ten reportable segments. The ten reportable segments of the Company include the following: Network (which includes our pay-per-view business), Television, Home Entertainment and Digital Media, which are individual segments that comprise the Media Division; Live Events; Licensing, Venue Merchandise, WWEShop, which are individual segments that comprise the Consumer Products Division; WWE Studios, and Corporate and Other (as defined below).

The Company presents OIBDA as the primary measure of segment profit (loss). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. The Company defines OIBDA as operating income before depreciation and amortization, excluding feature film and television production asset amortization and impairments, as well as the amortization of costs related to content delivery and technology assets utilized for our WWE Network.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

2. Segment Information (continued)
We do not allocate certain costs included in OIBDA of our Corporate and Other segment to the other reportable segments. Corporate and Other expense primarily includes corporate overhead and certain expenses related to sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated. Included in Corporate and Other are intersegment eliminations recorded in consolidation.
We do not disclose assets by segment information. In general, assets of the Company are leveraged across its reportable segments and we do not provide assets by segment information to our chief operating decision maker, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment.
The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net revenues:
Network	$37,559	$18,432
Television	58,188	40,587
Home Entertainment	4,723	10,463
Digital Media	4,345	6,687
Live Events	39,287	21,666
Licensing	16,463	14,080
Venue Merchandise	8,431	4,979
WWEShop	5,270	4,176
WWE Studios	1,464	4,336
Corporate & Other	448	166
Total net revenues	$176,178	$125,572
OIBDA:
Network	$(1,524)	$(3,589)
Television	25,934	10,874
Home Entertainment	2,119	6,291
Digital Media	(129)	(350)
Live Events	17,586	3,812
Licensing	10,843	9,154
Venue Merchandise	3,204	2,089
WWEShop	1,104	654
WWE Studios	(367)	1,591
Corporate & Other	(37,724)	(37,698)
Total OIBDA	$21,046	$(7,172)

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

2. Segment Information (continued)
Reconciliation of Total Operating Income (Loss) to Total OIBDA

	Three Months Ended
	March 31, 2015	March 31, 2014
Total operating income (loss)	$15,133	$(12,180)
Depreciation and amortization	5,913	5,008
Total OIBDA	$21,046	$(7,172)

Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended
	March 31, 2015	March 31, 2014
North America	$140,322	$101,718
Europe/Middle East/Africa	21,616	12,849
Asia Pacific	11,992	8,990
Latin America	2,248	2,015
Total net revenues	$176,178	$125,572
Revenues generated from the United Kingdom, our largest international market, totaled $12,212 and $7,072 for the three months ended March 31, 2015 and 2014, respectively. The Company’s property and equipment was almost entirely located in the United States at March 31, 2015 and 2014.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

3. Earnings Per Share
  For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$9,773	$(8,036)

Weighted- average basic common shares outstanding	75,519	75,137
Dilutive effect of restricted and performance stock units	487	—	(a)
Dilutive effect of employee share purchase plan	7	—	(a)
Weighted- average dilutive common shares outstanding	76,013	75,137

Earnings (loss) earnings per share:
Basic and diluted	$0.13	$(0.11)

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	—	279
(a) Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.
4. Stock-based Compensation
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
The following table summarizes the RSU activity during the three months ended March 31, 2015:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	119,220	$20.39
Granted	211,624	$14.36
Vested	(5,100)	$13.90
Forfeited	(9,628)	$14.08
Dividend equivalents	2,226	$16.78
Unvested at March 31, 2015	318,342	$16.64

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

4. Stock-based Compensation (continued)
Performance Stock Units
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
During the quarter, the Compensation Committee approved agreements to grant PSUs to three executive management members for an aggregate value of $15,000. These awards vary from the typical PSU grant in that the awards vest in three annual tranches of 20%, 30% and 50%, compared to the typical 33%, 33%, 33% vesting schedule. These agreements provide for two $7,500 awards, the first with performance conditions tied to 2015 results, and the second with performance conditions tied to 2016 results.

The Company will begin expensing the second award of $7,500 concurrent with the first award beginning in February 2015. There are no units associated with this award in the table below as of March 31, 2015 since the targeted number of shares will be determined when the 2016 performance targets are determined (the targeted number of shares will be based on the $7,500 communicated value). For the three months ended March 31, 2015, we recorded $273 of stock compensation expense related to the second award.

The following table summarizes the PSU activity during the three months ended March 31, 2015:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	733,768	$14.89
Granted	1,000,146	$14.01
Achievement adjustment	7,056	$14.36
Vested	—	$—
Forfeited	(25,030)	$16.93
Dividend equivalents	5,339	$15.52
Unvested at March 31, 2015	1,721,279	$14.64
During the three months ended March 31, 2015, we granted 1,000,146 PSUs which are subject to certain performance conditions.
During the year ended December 31, 2014, we granted 278,281 PSUs which were subject to performance conditions. During the three months ended March 31, 2015, the performance conditions related to these PSUs were exceeded which resulted in an increase of 7,056 PSUs in 2015 relating to the initial 2014 PSU grant.
Stock-based compensation costs totaled $2,479 and $3,130 for the three months ended March 31, 2015 and 2014, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

5. Property and Equipment
Property and equipment consisted of the following:

	As of
	March 31, 2015	December 31, 2014
Land, buildings and improvements	$106,476	$106,058
Equipment	112,632	107,753
Corporate aircraft	31,277	31,277
Vehicles	244	244
	250,629	245,332
Less accumulated depreciation	(136,764)	(131,284)
Total	$113,865	$114,048
Depreciation expense for property and equipment totaled $5,493 and $4,607 for the three months ended March 31, 2015 and 2014, respectively. During the first quarter of 2014, the Company received tax credits relating to our infrastructure improvements in conjunction with capital projects to support our increased content production efforts. The credit was received in 2014 but related to assets placed in service in prior years. The credit was used to reduce the carrying value of the assets as of their in-service date, and consequently, an adjustment to depreciation expense of $1,202 was recorded in the prior year period to reflect the revised amount incurred to date.
6. Feature Film Production Assets, Net
Feature film production assets consisted of the following:

	As of
	March 31, 2015	December 31, 2014
In release	$12,052	$12,063
Completed but not released	7,735	3,865
In production	6,509	10,036
In development	970	507
Total	$27,266	$26,471
Approximately 44% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 72% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production asset within four years as we receive revenues associated with television distribution of our licensed films. During the three months ended March 31, 2015 and 2014 we amortized $710 and $1,437, respectively, of feature film production assets.
During the three months ended March 31, 2015, we released one film direct to DVD, The Flintstones & WWE: Stone Age SmackDown, which comprises $889 of our "In release" feature film assets as of March 31, 2015. Third-party distributors control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film.
Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability or if events or

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

6. Feature Film Production Assets, Net (continued)
circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.
We did not record any impairment charges during the three months ended March 31, 2015 and 2014 related to our feature films.
We currently have four theatrical films designated as "Completed but not released" and have four films "In production." We also have capitalized certain script development costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three months ended March 31, 2014, we expensed $135 related to previously capitalized development costs related to abandoned projects. We did not incur any comparable expense in the current year quarter.
7. Television Production Assets, Net
Television production assets consisted of the following:

	As of
	March 31, 2015	December 31, 2014
In release	$467	$1,035
Completed but not released	—	1,259
In production	1,931	3,538
Total	$2,398	$5,832
Television production assets consist primarily of episodic television content series we have produced for distribution through a variety of platforms including on our WWE Network. Amounts capitalized include development costs, production costs, production overhead and employee salaries. We have $2,398 and $5,832 capitalized as of March 31, 2015 and December 31, 2014, respectively, related to this type of programming. Costs to produce our live event programming are expensed when the event is first broadcast. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. During the three months ended March 31, 2015 and 2014, we amortized $6,843 and $2,831, respectively, of television production assets, of which $1,034 and $1,083 were related to Network programming, and $5,809 and $1,748 were related to Television programming, respectively.
Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset. During the three months ended March 31, 2015 and 2014, we did not record any impairments related to our television production assets.
8. Investment Securities and Short-Term Investments
Included in Investment Securities in our Consolidated Balance Sheets as of March 31, 2015 are $7,850 of cost method investments and $13,800 related to an equity method investment. As of December 31, 2014, Investment Securities included $7,200 in cost method investments.
Cost Method Investments:
WWE maintains several cost method investments. On March 14, 2014, the Company invested $2,000 in Series E Preferred Stock of a software application developer. On May 30, 2013, the Company made an investment of $2,200 in a live event touring

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

8. Investment Securities and Short-Term Investments (continued)
business. For the quarter ended March 31, 2015, we made additional investments of $135 and $515 in the software application developer and live event touring business, respectively.
No indicators of impairment were noted during the three months ended March 31, 2015 and 2014 for any of our cost method investments.
Equity Method Investment:
In March 2015, WWE entered into an agreement with ABG to form a joint venture, Tapout. ABG has agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout. The Company has agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment based on the fair value of the existing licensing contracts contributed by ABG. Our interest on the inception date of the agreement was determined to be $13,800. As discussed in Note 1, Basis of Presentation and Business Description, although this investment is characterized as a variable interest entity, we do not meet the requirements of a having a controlling financial interest, and therefore, we do not consolidate our investment. Instead, we account for our interest in Tapout using the equity method of accounting. To the extent that Tapout records income or losses, we will record our share proportionate to our ownership percentage, and any dividends received would reduce the carrying amount of the investment. No indicators of impairment were noted during the three months ended March 31, 2015.
Classified within Investment Securities as of March 31, 2015 was $13,800 of assets related to our investment in Tapout. We also recorded a liability for the service obligation to Tapout, which is measured net of the services provided to date. As promotional services are provided to Tapout, we will record revenue and reduce the existing service obligation. The remaining service obligation as of March 31, 2015 was $13,700, and was included in Deferred Income and Non-Current Deferred Income for $2,660 and $11,040, respectively.
Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $13,700 as of March 31, 2015. Future investment earnings could also increase our investment balance and the related exposure to loss. Creditors of Tapout do not have recourse against the general credit of the Company.
Short-Term Investments:
Short-term investments measured at fair value consisted of the following:

	March 31, 2015				December 31, 2014
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gain	(Loss)	Fair Value	Amortized Cost	Gain	(Loss)	Fair Value
Municipal bonds	$18,340	$41	$(7)	$18,374	$19,962	$39	$(9)	$19,992
Corporate bonds	40,733	122	(26)	40,829	43,388	20	(199)	43,209
Government agency bonds	7,500	—	(2)	7,498	5,000	—	(15)	4,985
Total	$66,573	$163	$(35)	$66,701	$68,350	$59	$(223)	$68,186
We classify the investments listed in the above table as available-for-sale securities. Such investments consist primarily of corporate and municipal bonds, including pre-refunded municipal bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive (loss) income in the Consolidated Statements of Comprehensive Income.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

8. Investment Securities and Short-Term Investments (continued)
Our municipal, corporate and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of March 31, 2015, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	3 months - 4 years
Corporate bonds	4 months - 4 years
Government agency bonds	3 years - 4 years
The following table summarizes the short-term investment activity:

	Three Months Ended
	March 31, 2015	March 31, 2014
Proceeds from sale of short-term investments	$—	$7,778
Proceeds from maturities and calls of short-term investments	$6,090	$5,030
Purchases of short-term investments	$4,621	$2,511
Gross realized gains on sale of short-term investments	$—	$3
9. Fair Value Measurement
Fair value is determined based on the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement based on assumptions that "market participants" would use to price the asset or liability. Accordingly, the framework considers markets or observable inputs as the preferred source of value followed by assumptions based on hypothetical transactions, in the absence of market inputs. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, including the Company's own credit risk.
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

9. Fair Value Measurement (continued)
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at March 31, 2015				Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$18,374	$—	$18,374	$—	$19,992	$—	$19,992	$—
Corporate bonds	40,829	—	40,829	—	43,209	—	43,209	—
Government agency bonds	7,498	—	7,498	—	4,985	—	4,985	—
Total	$66,701	$—	$66,701	$—	$68,186	$—	$68,186	$—
Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value because of the short-term nature of such instruments.
We have classified our investment in municipal, corporate and government agency bonds within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The municipal, corporate and government agency bonds are valued based on model-driven valuations. A third party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our municipal, and corporate and government agency bond investments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value investments during the periods presented.
The fair value measurements of our cost method investments are classified within Level 3, as significant unobservable inputs are used to measure the fair value of these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. The Company did not record an impairment charge on these assets during the quarters ended March 31, 2015 and March 31, 2014.
The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the three months ended March 31, 2015 and 2014, the Company did not record any impairment charges on these assets. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.
The fair value of the Company’s long-term debt, consisting of a promissory note payable to Citizens Asset Finance, Inc., is estimated based upon quoted price estimates for similar debt arrangements. At March 31, 2015, the face amount of the note approximates its fair value.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of
	March 31, 2015	December 31, 2014
Trade related	$10,380	$6,721
Staff related	8,879	6,558
Management incentive compensation	3,540	13,279
Talent related	10,990	6,446
Accrued WWE Network related expenses	4,921	5,155
Accrued event and television production	12,032	5,612
Accrued home entertainment expenses	799	953
Accrued legal and professional	2,668	1,483
Accrued purchases of property and equipment and other assets	1,151	1,452
Accrued film liability	2,521	2,521
Accrued income taxes (a)	8,771	—
Accrued other	9,251	7,398
Total	$75,903	$57,578
(a) At December 31, 2014, income taxes had a refundable balance of $1,141 and was included in prepaid expenses and other current assets on our Consolidated Balance Sheets.
Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The increase in accrued expenses is primarily due to accruals for WrestleMania related expenses and the change in the Company's tax position, partially offset by the payout of our fiscal 2014 bonus.
11. Debt
Aircraft Financing

On August 7, 2013, the Company entered into a $31,568 promissory note (the “Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013 and has a final maturity of August 7, 2020. The Note is secured by a first priority perfected security interest in the purchased aircraft. As of March 31, 2015 and December 31, 2014, the amounts outstanding related to the Note were $24,842 and $25,920, respectively.

Revolving Credit Facility

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent. Applicable interest rates for the borrowings under the revolving credit facility are based on the Company's current consolidated leverage ratio. As of March 31, 2015, the LIBOR-based rate plus margin was 2.52%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Under the terms of the revolving credit facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

11. Debt (continued)
During 2013 and 2014 the Company entered into amendments to the revolving credit facility whereby (i) the maturity date was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide for greater financial flexibility. The amendments also included certain additional allowances for the Company to make investments in special film entities.

As of March 31, 2015, the Company was in compliance with the revolving credit facility, as amended, and had available debt capacity under the terms of the revolving credit facility of approximately $161,000. As of March 31, 2015 and December 31, 2014, there were no amounts outstanding under the credit facility.
12. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our Network, television, pay-per-view and home video distributors and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At March 31, 2015 and December 31, 2014, our largest single customers made up 25% and 14%, respectively, of our gross accounts receivable balance. No other customers individually exceeded 10% of our gross accounts receivable balance.
13. Income Taxes
As of March 31, 2015, we had $22,445 of deferred tax assets, net, included in current assets and $19,411 included in non-current income tax assets in our Consolidated Balance Sheets. As of December 31, 2014, we had $24,120 of deferred tax assets, net, included in current assets and $10,915 included in non-current income tax assets in our Consolidated Balance Sheets. The increase in our deferred tax asset balance was driven by the recognition of taxable income associated with deferred income receipts.

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
14. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. For the quarter ended March 31, 2015, we received $697 of incentives related to television production activities that was recorded as an offset to production expense. We did not receive any incentives during the three months ended March 31, 2015 relating to film production activities, or infrastructure improvements incentives on qualifying capital projects.
During the three months ended March 31, 2014, we received $3,080 for infrastructure improvement incentives relating to qualifying capital projects. Of this amount, $2,937 was recorded as a reduction in property and equipment. During the three months ended March 31, 2014, we did not receive any incentives relating to film or television production activities.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

15. Commitments and Contingencies
Legal Proceedings
On February 18, 2015, a lawsuit was filed in Tennessee state court, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. The lawsuit alleges many of the same allegations as the purported class actions regarding alleged traumatic brain injuries and that these brain injuries contributed to Mr. Frazier’s fatal heart attack. WWE removed the lawsuit to the United States District Court for the Western District of Tennessee and then moved to transfer to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedent’s contracts with WWE. The Company believes these claims are without merit and intends to vigorously defend itself against them.

On October 23, 2014, a lawsuit was filed in the United States District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. On January 16, 2015 a second lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs. By Order dated March 23, 2015, the court granted the Company’s motion to transfer venue. On April 9, 2015, a third lawsuit was filed in the United States District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. Each of these suits purports to be a class action and seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Company believes these claims are without merit and intends to vigorously defend itself against them.

On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license.  The complaint seeks certain unspecified damages.  A nearly identical lawsuit was filed one month later entitled Curtis Swanson, on behalf of himself and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios.  Both lawsuits are purported securities class actions subject to the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  On September 23-24, five putative plaintiffs filed motions to be appointed lead plaintiff and to consolidate the two cases pursuant to the PSLRA.  Following a hearing on October 29, 2014, the Court issued an order dated November 5, 2014 appointing Mohsin Ansari as Lead Plaintiff and consolidating the two actions.  On January 5, 2015, the Lead Plaintiff filed an amended complaint.  Among other things, the amended complaint adds Stephanie McMahon Levesque and Michelle D. Wilson as named defendants.  On March 6, 2015, the Company filed a motion to dismiss the amended complaint in its entirety. The Company believes the claims are without merit and intends to vigorously defend itself against them.

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
The following analysis outlines all material activities contained within each of our reportable segments.
Media Division:
Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view programming, and advertising fees.
Television

•	Revenues consist principally of television rights fees and advertising.
Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, and subscription outlets.
Digital Media

•	Revenues consist principally of advertising sales on our websites and third party websites, including YouTube, and sales of various broadband and mobile content.
Live Events

•	Revenues consist principally of ticket sales and travel packages for live events.
Consumer Products Division:
Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys and apparel.
Venue Merchandise

•	Revenues consist of sales of merchandise at our live events.
WWEShop

•	Revenues consist of sales of merchandise on our websites, including through our WWEShop Internet storefront.
WWE Studios

•	Revenues consist of amounts earned from investing in, producing and/or distributing filmed entertainment.
Corporate & Other

•
Revenues consist of amounts earned from talent appearances. Expenses include corporate overhead and certain expenses related to sales and marketing, including our international offices, and talent development functions. Additionally, Corporate and Other includes all intersegment eliminations recorded in consolidation.

Results of Operations
The Company presents OIBDA as the primary measure of segment profit (loss). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. The Company defines OIBDA as operating income before depreciation and amortization, excluding feature film and television production asset amortization and impairments, as well as the amortization of costs related to content delivery and technology assets utilized for our WWE Network.

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

We do not allocate certain costs included in OIBDA of our Corporate and Other segment to the other reportable segments. Corporate and Other expense primarily includes corporate overhead and certain expenses related to sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated. Included in Corporate and Other are intersegment eliminations recorded in consolidation.

Results of Operations
Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
(dollars in millions)
Summary

	Three Months Ended
	March 31, 2015	March 31, 2014	increase (decrease)
Net Revenues
Media Division	$104.8	$76.2	38%
Live Events	39.3	21.7	81%
Consumer Products Division	30.2	23.2	30%
WWE Studios	1.5	4.3	(65)%
Corporate & Other	0.4	0.2	100%
Total	176.2	125.6	40%

OIBDA
Media Division	26.4	13.2	100%
Live Events	17.6	3.8	363%
Consumer Products Division	15.1	11.9	27%
WWE Studios	(0.4)	1.6	(125)%
Corporate & Other	(37.7)	(37.7)	—%
Total	21.0	(7.2)	392%
OIBDA as a percentage of revenues	12%	6%

Depreciation and amortization expense	5.9	5.0	18%
Operating income (loss)	15.1	(12.2)	224%
Investment and other expense, net	(0.6)	(0.3)	(100)%
Income (loss) before income taxes	14.5	(12.5)	216%
Provision for (benefit from) for income taxes	4.7	(4.5)	204%
Net income (loss)	$9.8	$(8.0)	223%

Our comparative results were significantly impacted by the timing of our annual WrestleMania event, which occurred on March 29, 2015, and consequently is included in our first quarter financial results. In the prior year, WrestleMania occurred on April 6, 2014 and was included in our second quarter financial results. Additionally, in the prior year quarter, our results were impacted by costs associated with the launch of our WWE Network, including $4.8 million of advertising and $3.8 million of customer service costs in anticipation of initial customer demand and inquiries.
Our Media division revenues increased 38% driven primarily by increased subscription revenue related to the launch of WWE Network, which occurred on February 24, 2014, and the escalation of television rights fees. Our Live Events segment experienced a 81% increase in revenues primarily driven by the timing of WrestleMania. Our Consumer Products division experienced a 30% increase in revenues, primarily driven by higher licensing revenues from our video games, and increased venue merchandise sales as a result of the timing of WrestleMania. Our WWE Studios segment reflected a $2.8 million decrease in revenues driven by the timing of our film releases and the related revenue from our movie portfolio.

Media Division
The following tables present the performance results for our segments within our Media division (dollars in millions except where noted):

	Three Months Ended
Revenues-Media Division	March 31, 2015	March 31, 2014	increase (decrease)
Network	$37.6	$18.4	104%
Subscriptions	$28.6	$4.4	550%
Pay-per-view	$9.0	$13.8	(35)%
WWE Classics On Demand (a)	$—	$0.2	N/A
Monthly subscription price (dollars) (b)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,327,000	495,000	168%
Domestic	1,131,000	495,000	128%
International (c)	196,000	—	100%
Number of average paid subscribers (d)	927,000	147,000	531%
Number of pay-per-view events	3	2	50%
Number of buys from pay-per-view events	504,900	677,400	(25)%
Average revenue per buy (dollars)	$18.44	$20.00	(8)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	N/A	N/A
Television	$58.2	$40.6	43%
Home entertainment	$4.7	$10.5	(55)%
Gross units shipped	620,200	1,087,300	(43)%
Digital media	$4.3	$6.7	(36)%
Total	$104.8	$76.2	38%
Television Ratings
Average weekly household ratings for RAW	3.5	3.7	(5)%
Average weekly household ratings for SmackDown	2.2	2.4	(8)%
Average weekly household ratings for WWE Main Event (e)	N/A	1.0	N/A
Average weekly household ratings for Total Divas (E!)	1.5	1.5	—%
(a) This service was discontinued in January 2014.

(b) This is our pricing for our domestic subscribers at March 31, 2015. In certain international territories, subscribers can access the network by other means and/or subscription pricing may vary.

(c) Subscriber numbers in UK/Ireland are subject to local consumer protection laws and regulations governing fee charges.

(d) Average subscribers for 2014 represent the average level of subscribers for the quarter ended March 31, 2014 although WWE Network did not launch in the U.S. until February 24, 2014.

(e) WWE Main Event did not air on television in the first quarter of 2015.

	Three Months Ended
OIBDA-Media Division	March 31, 2015	March 31, 2014	increase (decrease)
Network	$(1.5)	$(3.6)	58%
Television	25.9	10.9	138%
Home entertainment	2.1	6.3	(67)%
Digital media	(0.1)	(0.4)	75%
Total	$26.4	$13.2	100%
OIBDA as a percentage of revenues	25%	17%

Network revenues, which include revenues generated by the WWE Network and pay-per-view, increased by $19.2 million in the current year quarter as compared to the prior year quarter. WWE Network revenues increased by $24.2 million in the current year quarter as compared to the prior year quarter. During the quarter ended March 31, 2015, WWE Network had an average of 927,000 paid subscribers, compared to an average of 147,000 subscribers in the prior year quarter. WWE Network, which launched on February 24, 2014, is a 24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library. During the quarter there were approximately 795,000 gross additions to WWE Network’s subscriber base, offset by churn of 284,000 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). During the quarter we held WrestleMania and continued the Network’s international expansion by launching in the United Kingdom and Ireland. Additionally, the Network launched in the Middle East, and expanded distribution in Canada. The subscription pricing of WWE Network at March 31, 2015 is $9.99 per month with a one month commitment period. The increased revenues generated by WWE Network in the current year quarter were partially offset by the decline in pay-per-view revenue of $4.8 million. This decline in pay-per-view revenue was due to the launch of WWE Network, partially offset by holding three pay-per-view events in the quarter compared to two events in the prior year quarter (WrestleMania occurred in the second quarter in the prior year). Total Network OIBDA increased to a loss of $1.5 million compared to a loss of $3.6 million in the prior year quarter. In the current year, additional revenue was offset by higher programming costs, including production costs associated with WrestleMania, which occurred in the second quarter in the prior year. In the prior year there were significant costs associated with the launch of the Network, including advertising and customer service costs that contributed to the loss.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $17.6 million in the current year quarter as compared to the prior year quarter. Television rights fees in the current quarter include approximately $16.9 million in incremental revenue associated with certain key television distribution agreements, many of which became effective in the latter half of 2014 or the first quarter of 2015. Additionally, revenue was positively impacted by the timing of Total Divas, for which ten episodes aired in the current quarter compared to three in the prior year quarter. Television OIBDA as a percentage of revenues increased to 45% as compared to 27% in the prior year quarter driven by the increased revenue and relatively fixed nature of our cost structure.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $5.8 million in the current year quarter compared to the prior year quarter. The decrease from the prior year quarter was due to a 43% decline in units shipped to 620,000 units and the absence of a $2.5 million minimum guarantee recognized in the prior year quarter from our former home video distributor. The decline in DVD units shipped reflected reduced shipments of WWE's catalog titles attributable, in part, to the decline in the DVD industry. Home entertainment OIBDA as a percentage of revenues decreased to 45% in the current year quarter as compared to 60% in the prior year quarter, as the minimum guarantee recognized in the prior year benefited the margin.

Digital media revenues decreased by $2.4 million in part due to the discontinuation of our publishing business in the second half of 2014. Additionally, WWE.com revenues decreased by $1.2 million in the current year quarter compared to the prior year quarter due to lower webcast revenue from pay-per-view webcasts on the website, as these events became available on WWE Network. Digital media OIBDA as a percentage of revenues increased to a loss of 2% in the current year quarter a

s compared to a loss of 6% in the prior year quarter, as the prior year included losses associated with our publishing business.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions except where noted):

	Three Months Ended
Revenues- Live Events	March 31, 2015	March 31, 2014	increase (decrease)
Live events	$37.5	$21.7	73%
North America	$36.5	$21.7	68%
International	$1.0	$—	100%
Total live event attendance	545,500	514,000	6%
Number of North American events	73	80	(9)%
Average North American attendance	7,400	6,400	16%
Average North American ticket price (dollars)	$61.86	$41.82	48%
Number of international events	3	—	100%
Average international attendance	1,700	—	100%
Average international ticket price (dollars)	$175.23	$—	100%
Travel packages	$1.8	$—	100%
Total	$39.3	$21.7	81%

	Three Months Ended
OIBDA-Live Events (dollars in millions)	March 31, 2015	March 31, 2014	increase (decrease)
Live events	$16.7	$3.8	339%
Travel packages	0.9	—	100%
Total	$17.6	$3.8	363%
OIBDA as a percentage of revenues	45%	18%
Live events revenues, which include revenues from ticket sales and travel packages, increased 81% to $39.3 million in the current year quarter as compared to $21.7 million in the prior year quarter. The increase in live events revenue is primarily due to the impact of our annual WrestleMania event, which occurred in the first quarter of 2015 as compared to the second quarter of 2014. Average attendance and ticket prices at our North American events increased 16% and 48%, respectively, to 7,400 and $61.86, driven in part by the timing of WrestleMania, which generated revenue of $15.7 million in the current year quarter. Excluding the impact of WrestleMania in the current year quarter, revenue growth from the Company's North American live events reflected an increase in average attendance and ticket prices to 6,700 and $44.88 as compared to 6,400 and $41.82 in the prior year quarter. Our international live events revenue increased $1.0 million in the current year quarter compared to the prior year quarter, driven by the timing of when events are held, with three events held in the current year quarter versus none in the prior year quarter. Live events OIBDA as a percentage of revenue increased to 45% in the current year quarter compared to 18% in the prior year quarter, reflecting the impact of WrestleMania.

Consumer Products Division
The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions except where noted):

	Three Months Ended
Revenues-Consumer Products Division	March 31, 2015	March 31, 2014	increase (decrease)
Licensing	$16.5	$14.0	18%
Venue merchandise	8.4	5.0	68%
Domestic per capita spending (dollars)	$11.38	$9.64	18%
WWEShop	5.3	4.2	26%
Average WWEShop revenues per order (dollars)	$46.51	$52.04	(11)%
Total	$30.2	$23.2	30%

	Three Months Ended
OIBDA-Consumer Products Division	March 31, 2015	March 31, 2014	increase (decrease)
Licensing	$10.8	$9.1	19%
Venue merchandise	3.2	2.1	52%
WWEShop	1.1	0.7	57%
Total	$15.1	$11.9	27%
OIBDA as a percentage of revenues	50%	51%
Licensing revenues increased by $2.5 million in the current year quarter as compared to the prior year quarter, driven largely by improved performance of our video games of $3.6 million, which were partially offset by lower licensing revenue from our collectibles. The increased performance of our video games in the current year quarter is derived from both higher unit sales of our newest franchise game WWE2K15, and higher sales of downloadable content from prior released titles and a WWE branded game, WWE SuperCard. Licensing OIBDA as a percentage of revenues in the current year quarter remained consistent with the prior year quarter at 65%.
Venue merchandise revenues increased by $3.4 million in the current year quarter as compared to the prior year quarter primarily due to increased sales of merchandise as a result of the timing of WrestleMania and an increase in domestic per capita spending of 18%. The venue merchandise OIBDA as a percentage of revenues decreased to 38% from 42% in the prior year quarter due to the mix of products sold at venues.
WWEShop revenues increased by $1.1 million in the current year quarter compared to the prior year quarter, based on a 42% increase in the volume of online merchandise sales to approximately 113,000 orders. Orders increased primarily due to the impact of increased marketing and improved product assortment. This increase was partially offset as the average revenue per order decreased 11% to $46.51 in the current year quarter. WWEShop OIBDA as a percentage of revenues increased to 21% in the current year quarter from 17% in the prior year quarter due to lower material costs as a percentage of revenue.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended March 31,
	Release	Production	March 31,	Inception to-date		Revenue		OIBDA
Title	Date	Costs (a)	2015	Revenue	OIBDA	2015	2014	2015	2014
2015
The Flintstones & WWE: Stone Age Smackdown	Mar. 2015	$0.9	$0.9	$—	$—	$—	$ N/A	$—	$ N/A
		0.9	0.9	—	—	—	—	—	—
2014
Jingle All the Way 2	Dec. 2014	1.6	1.6	—	—	—	N/A	—	N/A
Queens of the Ring	Nov. 2014	—	—	—	—	—	N/A	—	N/A
See No Evil 2	Oct. 2014	1.1	0.9	0.1	—	0.1	N/A	—	N/A
Leprechaun: Origins	Aug. 2014	1.0	0.7	0.3	0.1	0.3	N/A	0.1	N/A
Road to Paloma	July 2014	—	—	0.1	—	(0.1)	N/A	(0.1)	N/A
Oculus	Apr. 2014	3.0	1.7	—	(1.3)	—	N/A	—	N/A
Scooby Doo! WrestleMania Mystery	Mar. 2014	1.2	0.5	2.2	1.4	0.3	—	0.2	—
		7.9	5.4	2.7	0.2	0.6	—	0.2	—

Prior Releases		131.9	5.8	116.8	(30.2)	0.9	4.3	0.5	3.0

Completed but not released		7.7	7.7	—	—	—	—	—	—
In production		6.5	6.5	—	—		—	—	—
In development		1.0	1.0	—	(4.4)	—	—	—	(0.1)
Sub-total		$155.9	$27.3	$119.5	$(34.4)	$1.5	$4.3	0.7	2.9
Selling, General & Administrative Expenses								(1.1)	(1.3)
Total								$(0.4)	$1.6
(a) Production costs are presented net of the associated benefit of production incentives.

During the current year quarter, we released one feature film, The Flintstones & WWE: Stone Age Smackdown, direct to DVD. Third-party distributors control the distribution and marketing of co-distributed films and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of these films.
WWE Studios revenues decreased $2.8 million in the current year quarter as compared to the prior year quarter. The decrease in revenue is driven by the timing of our film releases and participation reporting. In the prior year quarter we recognized $3.0 million in revenue from our film, The Call, which was released in 2013, as compared to $0.1 million in revenue in the current year quarter. WWE Studios OIBDA decreased $2.0 million in the current year quarter as compared to the prior year quarter, due in part to to the decline in revenue. There were no impairment charges recorded in the periods presented.
At March 31, 2015, the Company had $27.3 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet, of which $12.1 million is for films in-release, and the remaining $15.2 million is for films that are completed, pending release, in production or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.

	Three Months Ended
Revenues- Corporate & Other (dollars in millions)	March 31, 2015	March 31, 2014	increase (decrease)
Other (a)	$0.4	$0.2	100%
Other revenues include revenues associated with talent appearances and intersegment eliminations.

	Three Months Ended
OIBDA- Corporate & Other (dollars in millions)	March 31, 2015	March 31, 2014	increase (decrease)
Corporate & Other	$(37.7)	$(37.7)	—%
Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant Corporate and Other expenses (dollars in millions):

	Three Months Ended
	March 31, 2015	March 31, 2014	increase (decrease)
Staff related	$15.5	$13.2	17%
Management incentive compensation	3.7	3.8	(3)%
Legal, accounting and other professional	5.5	6.1	(10)%
Travel and entertainment expense	1.5	1.5	—%
Advertising, marketing and promotion	2.3	1.7	35%
Corporate insurance	0.9	0.8	13%
Bad debt expense (recovery)	0.2	(0.1)	300%
All other (a)	8.5	10.7	(21)%
Total	$38.1	$37.7	1%
Corporate & Other as a percentage of net revenues	22%	30%
(a) Included within other are intersegment eliminations recorded in consolidation.
Corporate and Other expenses primarily include corporate overhead and certain expenses related to our sales and marketing, international, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and Other expenses as a percentage of revenues was 22% in the current year quarter compared to 30% in the prior year quarter. The improvement in results was driven by increased revenue in the current year quarter and relatively flat expenses in the periods.

Depreciation and Amortization
(dollars in millions)

	Three Months Ended
	March 31, 2015	March 31, 2014	increase (decrease)
Depreciation and amortization	$5.9	$5.0	18%
Depreciation expense in the current year quarter increased $0.9 million, or 18%, as compared to the prior year quarter. Depreciation expense in the prior year quarter reflected a benefit of $1.2 million from the recognition of an infrastructure tax credit. This credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense in the prior year reflects the revised amount incurred through March 31, 2014. This credit was received in 2014 but related to assets placed in service prior to 2014.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Three Months Ended
	March 31, 2015	March 31, 2014	increase (decrease)
Investment income, interest and other expense, net	$(0.6)	$(0.3)	(100)%
Investment income, interest and other expense, net yielded an expense of $0.6 million compared to $0.3 million in the prior year quarter.
Income Taxes
(dollars in millions)

	Three Months Ended
	March 31, 2015	March 31, 2014	increase (decrease)
Provision for (benefit from) income taxes	$4.7	$(4.5)	204%
Effective tax rate	32%	36%

The effective tax rate in the current period reflects increased domestic production activity deductions.

Liquidity and Capital Resources
We had cash and short-term investments of $113.6 million and $115.4 million as of March 31, 2015 and December 31, 2014, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds. Our debt balance totaled $24.8 million and $25.9 million as of March 31, 2015 and December 31, 2014, respectively. This debt is related to the financing of our corporate aircraft purchased in August 2013.
On February 24, 2014, the Company launched WWE Network, an over-the-top subscription based platform for subscribers to access WWE content. Included in the subscription is access to our our marquis pay-per-view events, which were previously sold as stand-alone events through cable and satellite providers. As viewership of these events transition to WWE Network, our pay-per-view revenues have been adversely impacted.
Included in our cash and investment balances at March 31, 2015 is the benefit of $50 million received in October 2014 as an advance payment relating to a long-term television rights deal. This amount is recorded as deferred revenue in our Consolidated Balance Sheets and will be recognized in accordance with the terms of the agreement over the next five years.

We believe that our existing cash and investment balances and cash provided by operations will be sufficient to meet our operating requirements over the next twelve months, inclusive of dividends, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

As of March 31, 2015, the Company is in compliance with the provisions of our $200 million revolving credit facility, as amended, and currently has access to funds under the facility, if needed. Depending on our results of operations, this access could be limited without the amendment of certain covenants, and no assurance can be given as to the availability of this amendment. As of March 31, 2015, there were no amounts outstanding under the credit facility and the Company has available debt capacity under the terms of the revolving credit facility of approximately $161 million.
Cash Flows from Operating Activities
Cash generated from operating activities was $14.3 million in the current year quarter as compared to cash used by operating activities of $9.4 million for the corresponding period in the prior year. The $23.7 million increase in cash provided by operating activities is driven by improved operating performance and working capital changes associated with the timing of WrestleMania.

In the first quarter of 2015, we spent $1.5 million on feature film production activities, compared to $4.4 million in the prior year quarter. In the current year quarter, we received $0.1 million in incentives related to feature film production. We did not receive incentives related to feature film production in the prior year quarter. We anticipate spending between $5.0 million and $15.0 million on feature film production activities during the remainder of the current year.

In the current year quarter, we received $3.2 million of non-film related incentives associated with television production activities, compared to $2.9 million received in the prior year quarter related to infrastructure improvement incentives. We anticipate receiving approximately $8.0 million to $10.0 million in non-film related incentives for the remainder of the year.

During the current year quarter, we spent $3.4 million to produce additional content for television, including Total Divas Season 3 and 4 and programming for the WWE Network, compared to $5.2 million in the prior year quarter. We anticipate spending approximately $15.0 million to $25.0 million to produce additional content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of customers, distributors and licensees that produce consumer products containing our intellectual property. At March 31, 2015, our largest single customer balance was approximately 25% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities
Cash used in investing activities was $4.9 million in the current year quarter as compared to cash generated from investing activities of $7.0 million in the prior year quarter. The increased use of cash in the current quarter of $11.9 million was primarily due to a decrease in proceeds received from the sale and maturities of short-term investments of $6.7 million and a decrease in proceeds from infrastructure tax credits related to capital projects in the prior year quarter of $2.9 million. We did not receive any similar receipt of funds for infrastructure credits in the current year quarter.
Cash Flows from Financing Activities
Cash used in financing activities was $9.7 million for the current year quarter as compared to $9.1 million for the prior year quarter. In the prior year, we received additional proceeds related to our corporate jet financing.
Non-Cash Investing Transactions
During the current year quarter, the Company received an equity interest in Tapout valued at $13.8 million in exchange for promotional service obligations to be provided in the future. The Company’s contribution is a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.
Contractual Obligations
There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2014.

Application of Critical Accounting Policies
Other than the addition of our consolidation policy regarding our equity method investment in Tapout, there have been no significant changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2014 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

•	Equity Method Investment in Tapout

We have assessed that Tapout is classified as a VIE. However, because we do not meet the qualifications of the primary beneficiary of Tapout, we do not consolidate the entity. Instead, the investment in Tapout is accounted for under the equity method of accounting. To the extent that Tapout records income or losses, we will record our share proportionate to our ownership percentage, and any dividends received would reduce the carrying amount of the investment. Our investment will be reviewed for impairment at each reporting period if circumstances indicate that the carrying amount is not recoverable.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption not permitted, making it effective for our fiscal year beginning January 1, 2017. At its April 1, 2015 meeting, the FASB voted to issue an exposure draft with a 30-day comment period that defers the effective date of the new revenue standard by one year. If the deferral passes a final vote, the guidance would be effective for our fiscal year beginning January 1, 2018. We are monitoring the FASB's decision on the proposed deferral and are currently evaluating the impact of adoption of this new standard on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest - Imputation of Interest." This ASU modified the presentation requirements of debt issuance costs for costs related to a recognized debt liability on the balance sheet. Companies are now required to present debt issuance costs as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2016. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." This ASU modified the evaluation of whether certain limited partnerships and legal entities are variable interest entities, eliminated the presumption that the general partner should consolidate a limited partnership, affected the consolidation analysis of reporting entities that are involved with variable interest entities, and provided a scope exception from consolidation for entities with interests in legal entities that are similar to money market funds. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This guidance is effective for our fiscal year beginning January 1, 2017 and for interim periods beginning January 1, 2018. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU requires that management evaluate and, if required, disclose conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the first annual period ending after December 15, 2016, and interim periods thereafter. The standard update is effective for our fiscal year beginning January 1, 2016. We are currently evaluating the impact of the adoption of this new standard and do not expect it to have a material impact on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-Q and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to WWE Network; (ii) risks relating to entering, maintaining and renewing major distribution agreements; (iii) our need to continue to develop creative and entertaining programs and events; (iv) our need to retain or continue to recruit key performers; (v) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (vi) the possible unexpected loss of the services of Vincent K. McMahon; (vii) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (viii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) uncertainties associated with international markets; (x) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xi) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xii) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xiii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims relating to CTE; (xiv) exposure to risks relating to large public events as well as travel to and from such events; (xv) risks inherent in our feature film business; (xvi) a variety of risks as we expand into new or complementary businesses and/or make strategic investments; (xvii) risks related to our computer systems and online operations; (xviii) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xix) risks relating to our accounts receivable which represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees; (xx) risks relating to our ability to access our revolving credit facility; (xxi) potential substantial liabilities if litigation is resolved unfavorably; (xxii) our potential failure to meet market expectations for our financial performance, which could adversely affect the market price and volatility of our stock; (xxiii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxiv) risks relating to the fact that our dividend, which exceeds our current and accumulated earnings and profits; (xxv) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxvi) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Our management, including our Chairman of the Board and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system’s objectives will be met. Further, because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changing in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 18, 2015, a lawsuit was filed in Tennessee state court, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. The lawsuit alleges many of the same allegations as the purported class actions regarding alleged traumatic brain injuries and that these brain injuries contributed to Mr. Frazier’s fatal heart attack. WWE removed the lawsuit to the United States District Court for the Western District of Tennessee and then moved to transfer to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedent’s contracts with WWE. The Company believes these claims are without merit and intends to vigorously defend itself against them.

On October 23, 2014, a lawsuit was filed in the United States District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. On January 16, 2015 a second lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegation as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs. By Order dated March 23, 2015, the court granted the Company’s motion to transfer venue. On April 9, 2015, a third lawsuit was filed in the United States District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. Each of these suits purports to be a class action and seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Company believes these claims are without merit and intends to vigorously defend itself against them.

On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license.  The complaint seeks certain unspecified damages.  A nearly identical lawsuit was filed one month later entitled Curtis Swanson, on behalf of himself and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios.  Both lawsuits are purported securities class actions subject to the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  On September 23-24, five putative plaintiffs filed motions to be appointed lead plaintiff and to consolidate the two cases pursuant to the PSLRA.  Following a hearing on October 29, 2014, the Court issued an order dated November 5, 2014 appointing Mohsin Ansari as Lead Plaintiff and consolidating the two actions.  On January 5, 2015, the Lead Plaintiff filed an amended complaint.  Among other things, the amended complaint adds Stephanie McMahon Levesque and Michelle D. Wilson as named defendants.  On March 6, 2015, the Company filed a motion to dismiss the amended complaint in its entirety. The Company believes the claims are without merit and intends to vigorously defend itself against them.

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

Item 1A. Risk Factors
We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5. Other Information

None.
Item 6. Exhibits
(a) Exhibits

10.13*
Form of Indemnification Agreement entered into between the Company and its independent Directors (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.14*
Form of Performance Stock, Retention, and Non-Competition Agreement for Michelle D. Wilson, George A. Barrios and Kevin Dunn (incorporated by reference to Exhibit 10.9A to the Current Report on Form 8-K, filed March 13, 2015).

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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	April 30, 2015	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer and authorized
signatory)

By:	/s/ MARK KOWAL
Mark Kowal
Senior Vice President, Corporate Controller
(principal accounting officer and authorized
signatory)