Form 10-Q
period 2015-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2015-07-31
CIK 1091907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

At July 29, 2015 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 33,592,295 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 42,298,437.

WORLD WRESTLING ENTERTAINMENT, INC.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenues	$150,182	$156,310	$326,360	$281,882
Cost of revenues	87,312	121,747	197,013	206,463
Selling, general and administrative expenses	49,742	49,176	95,173	97,204
Depreciation and amortization	5,844	7,909	11,757	12,918
Operating income (loss)	7,284	(22,522)	22,417	(34,703)
Investment income, net	453	196	656	460
Interest expense	(570)	(515)	(1,111)	(990)
Other (expense) income, net	(82)	34	(423)	(39)
Income (loss) before income taxes	7,085	(22,807)	21,539	(35,272)
Provision for (benefit from) income taxes	1,966	(8,310)	6,647	(12,739)
Net income (loss)	$5,119	$(14,497)	$14,892	$(22,533)

Earnings (loss) per share:
Basic and diluted	$0.07	$(0.19)	$0.20	$(0.30)

Weighted average common shares outstanding:
Basic	75,539	75,148	75,529	75,146
Diluted	76,160	75,148	76,076	75,146
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$5,119	$(14,497)	$14,892	$(22,533)
Other comprehensive income:
Foreign currency translation adjustment	37	45	(85)	54
Change in unrealized holding gains on available-for-sale securities (net of tax (benefit)/expense of ($59) and $28, and $52 and $63, respectively)	(95)	46	86	103
Reclassification adjustment for gains realized in net income - available-for-sale securities (net of tax expense of $1 for the six months ended June 30, 2014)	—	—	—	(2)
Total other comprehensive income	(58)	91	1	155
Comprehensive income (loss)	$5,061	$(14,406)	$14,893	$(22,378)

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,271	$47,227
Short-term investments, net	66,233	68,186
Accounts receivable (net of allowances for doubtful accounts and returns
of $9,821 and $7,726 respectively)	38,629	40,088
Inventory	5,982	4,735
Deferred income tax assets	20,178	24,120
Prepaid expenses and other current assets	12,840	12,865
Total current assets	188,133	197,221
PROPERTY AND EQUIPMENT, NET	112,978	114,048
FEATURE FILM PRODUCTION ASSETS, NET	29,715	26,471
TELEVISION PRODUCTION ASSETS, NET	10,356	5,832
INVESTMENT SECURITIES	22,020	7,200
NON-CURRENT DEFERRED INCOME TAX ASSETS	23,541	10,915
OTHER ASSETS, NET	21,111	20,867
TOTAL ASSETS	$407,854	$382,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,392	$4,345
Accounts payable and accrued expenses	57,643	57,578
Deferred income	56,739	38,652
Total current liabilities	118,774	100,575
LONG-TERM DEBT	19,367	21,575
NON-CURRENT INCOME TAX LIABILITIES	1,932	1,668
NON-CURRENT DEFERRED INCOME	56,915	52,875
Total liabilities	196,988	176,693

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
33,244,543 and 33,179,499 shares issued and outstanding as of
June 30, 2015 and December 31, 2014, respectively)	332	332
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
42,298,437 and 42,298,437 shares issued and outstanding as of
June 30, 2015 and December 31, 2014, respectively)	423	423
Additional paid-in-capital	361,959	353,706
Accumulated other comprehensive income	3,229	3,228
Accumulated deficit	(155,077)	(151,828)
Total stockholders’ equity	210,866	205,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$407,854	$382,554

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2014	33,179	$332	42,298	$423	$353,706	$3,228	$(151,828)	$205,861
Net income	—	—	—	—	—	—	14,892	14,892
Other comprehensive income	—	—	—	—	—	1	—	1
Stock issuances, net	66	—	—	—	449	—	—	449
Tax effect from stock-based payment arrangements	—	—	—	—	5	—	—	5
Cash dividends declared	—	—	—	—	12	—	(18,141)	(18,129)
Stock-based compensation	—	—	—	—	7,787	—	—	7,787
Balance, June 30, 2015	33,245	$332	42,298	$423	$361,959	$3,229	$(155,077)	$210,866

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES:
Net income (loss)	$14,892	$(22,533)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Amortization and impairments of feature film production assets	1,409	2,069
Amortization of television production assets	10,054	14,314
Depreciation and amortization	13,569	13,614
Services provided in exchange for equity instruments	(100)	(439)
Equity in earnings of affiliate, net of dividends received	(60)	—
Other amortization	1,037	1,053
Stock-based compensation	7,787	4,900
Provision for doubtful accounts	446	4
Benefit from deferred income taxes	(8,684)	(15,868)
Other non-cash adjustments	66	(134)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	928	6,566
Inventory	(1,247)	(1,154)
Prepaid expenses and other assets	(2,364)	2,155
Feature film production asset spend	(4,692)	(10,229)
Television production asset spend	(14,578)	(11,761)
Accounts payable, accrued expenses and other liabilities	1,193	4,285
Deferred income	8,427	8,472
Net cash provided by/(used in) operating activities	28,083	(4,686)
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(10,993)	(6,266)
Net proceeds from infrastructure improvement incentives	—	2,937
Purchases of short-term investments	(4,621)	(2,511)
Proceeds from sales and maturities of investments	6,090	16,813
Purchase of investment securities	(960)	(2,000)
Net cash (used in)/provided by investing activities	(10,484)	8,973
FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	—	364
Repayment of long-term debt	(2,161)	(1,943)
Dividends paid	(18,129)	(18,037)
Debt issuance costs	(797)	(758)
Proceeds from issuance of stock	527	453
Excess tax benefits from stock-based payment arrangements	5	87
Net cash used in financing activities	(20,555)	(19,834)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,956)	(15,547)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,227	32,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,271	$17,364
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	$410	$1,270
Non-cash purchase of investment securities (See Note 9)	$13,800	$—

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
The accompanying consolidated financial statements are unaudited. All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. Included in Corporate and Other are intersegment eliminations recorded in consolidation. All intercompany balances are eliminated in consolidation.
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
We are an integrated media and entertainment company, principally engaged in the production and distribution of content through various channels, including our premium over-the-top WWE Network, television rights agreements, pay-per-view event programming, live events, feature films, licensing of various WWE themed products, and the sale of consumer products featuring our brands. Our operations are organized around the following four principal activities:
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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

1. Basis of Presentation and Business Description (continued)
Consumer Products Division:
Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys, and apparel.
Venue Merchandise

•	Revenues consist of sales of merchandise at our live events.
WWEShop

•	Revenues consist of sales of merchandise on our websites, including through our WWEShop Internet storefront.

WWE Studios
•Revenues consist of amounts earned from investing in, producing, and/or distributing filmed entertainment.

2. Significant Accounting Policies
Cost of Revenues
Included within Costs of revenues are the following:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization and impairment of feature film assets	$699	$632	$1,409	$2,069
Amortization of television production assets	3,211	11,483	10,054	14,314
Amortization of Network content delivery and technology assets	833	529	1,812	696
Total amortization and impairment included in costs of revenues	$4,743	$12,644	$13,275	$17,079
Equity Method Investments
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
Based on our analysis, we have classified Tapout as a VIE. However, because we do not satisfy the criteria to be considered the primary beneficiary of Tapout, we do not consolidate the entity. Instead, the investment in Tapout is accounted for under the equity method of accounting. See Note 9, Investment Securities and Short-Term Investments - Equity Method Investment, for further details regarding our investment.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

2. Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact of adoption of this new standard on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest - Imputation of Interest." This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2016. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." This standard modified the evaluation of whether certain limited partnerships and legal entities are variable interest entities, eliminated the presumption that the general partner should consolidate a limited partnership, affected the consolidation analysis of reporting entities that are involved with variable interest entities, and provided a scope exception from consolidation for entities with interests in legal entities that are similar to money market funds. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This guidance is effective for our fiscal year beginning January 1, 2017 and for interim periods beginning January 1, 2018. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

3. Segment Information
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
The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenues:
Network	$40,176	$43,235	$77,735	$61,667
Television	52,097	43,787	110,285	84,079
Home Entertainment	3,096	5,400	7,819	15,863
Digital Media	3,734	5,191	8,079	11,878
Live Events	26,449	40,334	65,736	62,000
Licensing	11,305	5,443	27,768	19,523
Venue Merchandise	4,640	6,521	13,071	11,500
WWEShop	5,859	4,019	11,129	8,195
WWE Studios	2,119	1,745	3,583	6,081
Corporate & Other	707	635	1,155	1,096
Total net revenues	$150,182	$156,310	$326,360	$281,882
OIBDA:
Network	$17,256	$(7,347)	$15,732	$(10,936)
Television	21,205	11,710	47,139	22,289
Home Entertainment	539	2,855	2,658	9,146
Digital Media	(841)	(843)	(970)	(1,193)
Live Events	6,665	15,487	24,251	19,299
Licensing	6,400	1,468	17,243	10,622
Venue Merchandise	2,052	2,604	5,256	4,693
WWEShop	1,434	1,017	2,538	1,671
WWE Studios	(32)	(230)	(399)	1,361
Corporate & Other	(41,550)	(41,334)	(79,274)	(78,737)
Total OIBDA	$13,128	$(14,613)	$34,174	$(21,785)

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

3. Segment Information (continued)
Reconciliation of Total Operating Income (Loss) to Total OIBDA

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total operating income (loss)	$7,284	$(22,522)	$22,417	$(34,703)
Depreciation and amortization	5,844	7,909	11,757	12,918
Total OIBDA	$13,128	$(14,613)	$34,174	$(21,785)
Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
North America	$107,428	$123,258	$247,750	$224,976
Europe/Middle East/Africa	30,798	23,345	52,414	36,194
Asia Pacific	10,495	8,297	22,487	17,287
Latin America	1,461	1,410	3,709	3,425
Total net revenues	$150,182	$156,310	$326,360	$281,882
Revenues generated from the United Kingdom, our largest international market, totaled $21,100 and $12,463, and $33,312 and $19,535 for the three and six months ended June 30, 2015 and 2014, respectively. The Company’s property and equipment was almost entirely located in the United States at June 30, 2015 and 2014.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

4. Earnings Per Share
  For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$5,119	$(14,497)	$14,892	$(22,533)

Weighted-average basic common shares outstanding	75,539	75,148	75,529	75,146
Dilutive effect of restricted and performance stock units (a)	611	—	531	—
Dilutive effect of employee share purchase plan (a)	10	—	16	—
Weighted-average dilutive common shares outstanding	76,160	75,148	76,076	75,146

Earnings (loss) earnings per share:
Basic and diluted	$0.07	$(0.19)	$0.20	$(0.30)

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	—	356	—	355
(a) Due to a loss for the period, zero incremental shares are included for the three and six months ended June 30, 2014 because the effect would be antidilutive.

5. Stock-Based Compensation
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
The following table summarizes the RSU activity during the six months ended June 30, 2015:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	119,220	$20.39
Granted	217,471	$14.41
Vested	(16,274)	$12.11
Forfeited	(10,146)	$13.94
Dividend equivalents	4,843	$16.56
Unvested at June 30, 2015	315,114	$16.84

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
During the first quarter of 2015, the Compensation Committee approved agreements to grant PSUs to three executive management members for an aggregate value of $15,000. These awards vary from the typical PSU grant in that the awards vest in three annual tranches of 20%, 30%, and 50%, compared to the typical 33%, 33%, 33% vesting schedule. These agreements provide for two $7,500 awards, the first with performance conditions tied to 2015 results, and the second with performance conditions tied to 2016 results.

The Company began expensing the second award of $7,500 concurrent with the first award beginning in February 2015. There are no units associated with this award in the table below as of June 30, 2015 since the targeted number of shares will be determined when the 2016 performance targets are determined (the targeted number of shares will be based on the $7,500 communicated value). We recorded $527 and $800 of stock compensation expense related to the second award during the three and six months ended June 30, 2015, respectively.

The following table summarizes the PSU activity during the six months ended June 30, 2015:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	733,768	$14.89
Granted	1,000,146	$16.50
Achievement adjustment	7,056	$14.36
Forfeited	(25,030)	$16.93
Dividend equivalents	10,276	$15.52
Unvested at June 30, 2015	1,726,216	$16.09
During the three months ended March 31, 2015, we granted 1,000,146 PSUs which are subject to certain performance conditions.
During the year ended December 31, 2014, we granted 278,281 PSUs which were subject to performance conditions. During the three months ended March 31, 2015, the performance conditions related to these PSUs were exceeded, which resulted in an increase of 7,056 PSUs in 2015 relating to the initial 2014 PSU grant.
Stock-based compensation costs totaled $5,308 and $1,770, and $7,787 and $4,900 for the three and six months ended June 30, 2015 and 2014, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

6. Property and Equipment
Property and equipment consisted of the following:

	As of
	June 30, 2015	December 31, 2014
Land, buildings and improvements	$106,707	$106,058
Equipment	116,938	107,753
Corporate aircraft	31,277	31,277
Vehicles	244	244
	255,166	245,332
Less accumulated depreciation	(142,188)	(131,284)
Total	$112,978	$114,048
Depreciation expense for property and equipment totaled $5,412 and $7,499, and $10,905 and $12,106 for the three and six months ended June 30, 2015 and 2014, respectively. Depreciation expense for the six months ended June 30, 2014 includes an adjustment of $1,600 to reduce the carrying value of the Company's former Corporate Aircraft to its estimated fair value prior to its sale.
7. Feature Film Production Assets, Net
Feature film production assets consisted of the following:

	As of
	June 30, 2015	December 31, 2014
In release	$13,746	$12,063
Completed but not released	4,221	3,865
In production	11,177	10,036
In development	571	507
Total	$29,715	$26,471
Approximately 37% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 70% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production asset within four years as we receive revenues associated with television distribution of our licensed films. During the three and six months ended June 30, 2015 and 2014, we amortized $699 and $632, and $1,409 and $2,069, respectively, of feature film production assets.
During the six months ended June 30, 2015, we released one feature film direct via theatrical distribution, Vendetta, and two films direct to DVD, The Flintstones & WWE: Stone Age SmackDown and The Marine 4: Moving Target, which comprises approximately $3,100 of our "In release" feature film assets as of June 30, 2015. Third-party distributors control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

7. Feature Film Production Assets, Net (continued)
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
We did not record any impairment charges during the three and six months ended June 30, 2015 and 2014 related to our feature films.
We currently have two theatrical films designated as “Completed but not released” and have nine films “In production.” We also have capitalized certain script development costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three and six months ended June 30, 2014, we expensed $204 and $339, respectively, related to previously capitalized development costs related to abandoned projects. We did not incur any comparable expense in the current year periods.
8. Television Production Assets, Net
Television production assets consisted of the following:

	As of
	June 30, 2015	December 31, 2014
In release	$3,284	$1,035
Completed but not released	—	1,259
In production	7,072	3,538
Total	$10,356	$5,832
Television production assets consist primarily of episodic television content series we have produced for distribution through a variety of platforms including on our WWE Network. Amounts capitalized include development costs, production costs, production overhead and employee salaries. We have $10,356 and $5,832 capitalized as of June 30, 2015 and December 31, 2014, respectively, related to this type of programming. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale.
Amortization of television production assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Network programming	$1,875	$7,064	$2,909	$8,147
Television programming	1,336	4,419	7,145	6,167
Total	$3,211	$11,483	$10,054	$14,314
Costs to produce our live event programming are expensed when the event is first broadcast and are not included in the capitalized costs or amortization tables noted above.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

8. Television Production Assets, Net (continued)
Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset. During the three and six months ended June 30, 2015 and 2014, we did not record any impairments related to our television production assets.
9. Investment Securities and Short-Term Investments
Included in Investment Securities in our Consolidated Balance Sheets as of June 30, 2015 are $7,850 of cost method investments and $14,170 related to an equity method investment. As of December 31, 2014, Investment Securities included $7,200 in cost method investments.
Cost Method Investments:
WWE maintains several cost method investments. On March 14, 2014, the Company invested $2,000 in Series E Preferred Stock of a software application developer. On May 30, 2013, the Company made an investment of $2,200 in a live event touring business. For the quarter ended March 31, 2015, we made additional investments of $135 and $515 in the software application developer and live event touring business, respectively. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. The Company did not record any impairment charges on our cost method investments during the three and six months ended June 30, 2015 and 2014.
Equity Method Investment:
In March 2015, WWE entered into an agreement with ABG to form a joint venture, Tapout. ABG has agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout. The Company has agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment based on the fair value of the existing licensing contracts contributed by ABG. Our interest on the inception date of the agreement was determined to be $13,800. As discussed in Note 2, Significant Accounting Policies, although this investment is characterized as a variable interest entity, we do not meet the requirements of a having a controlling financial interest, and therefore, we do not consolidate our investment. Instead, we account for our interest in Tapout using the equity method of accounting. To the extent that Tapout records income or losses, we will record our share proportionate to our ownership percentage, and any dividends received would reduce the carrying amount of the investment. No indicators of impairment were noted during the three and six months ended June 30, 2015.
Classified within Investment Securities as of June 30, 2015 was $14,170 of assets related to our investment in Tapout. We also recorded a liability for the service obligation to Tapout, which is measured net of the services provided to date. As promotional services are provided to Tapout, we will record revenue and reduce the existing service obligation. The remaining service obligation as of June 30, 2015 was $13,700, and was included in Deferred Income and Non-Current Deferred Income for $2,660 and $11,040, respectively.
Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $13,700 as of June 30, 2015. Future investment earnings could also increase our investment balance and the related exposure to loss. Creditors of Tapout do not have recourse against the general credit of the Company.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

9. Investment Securities and Short-Term Investments (continued)
Short-Term Investments:
Short-term investments measured at fair value consisted of the following:

	June 30, 2015				December 31, 2014
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gain	(Loss)	Fair Value	Amortized Cost	Gain	(Loss)	Fair Value
Municipal bonds	$18,184	$22	$(15)	$18,191	$19,962	$39	$(9)	$19,992
Corporate bonds	40,576	31	(62)	40,545	43,388	20	(199)	43,209
Government agency bonds	7,500	—	(3)	7,497	5,000	—	(15)	4,985
Total	$66,260	$53	$(80)	$66,233	$68,350	$59	$(223)	$68,186
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
Our municipal, corporate and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of June 30, 2015, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month - 3 years
Corporate bonds	1 month - 3 years
Government agency bonds	2 years - 3 years
The following table summarizes the short-term investment activity:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Proceeds from sale of short-term investments	$—	$—	$—	$7,778
Proceeds from maturities and calls of short-term investments	—	4,005	$6,090	$9,035
Purchases of short-term investments	—	—	$4,621	$2,511
Gross realized gains on sale of short-term investments	—	—	$—	$3
10. Fair Value Measurement
Fair value is determined based on the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between "market participants" at the measurement date. Fair value is a market-based measurement based on assumptions that market participants would use to price the asset or liability. Accordingly, the framework considers markets or observable inputs as the preferred source of value followed by assumptions based on hypothetical transactions, in the absence of market inputs. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, including the Company's own credit risk.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

10. Fair Value Measurement (continued)
Additionally, the accounting guidance establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three input levels of the fair value hierarchy are summarized as follows:

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at June 30, 2015				Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$18,191	$—	$18,191	$—	$19,992	$—	$19,992	$—
Corporate bonds	40,545	—	40,545	—	43,209	—	43,209	—
Government agency bonds	7,497	—	7,497	—	4,985	—	4,985	—
Total	$66,233	$—	$66,233	$—	$68,186	$—	$68,186	$—
Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable, and accounts payable approximate fair value because of the short-term nature of such instruments.
We have classified our investment in municipal, corporate, and government agency bonds within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The municipal, corporate, and government agency bonds are valued based on model-driven valuations. A third party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our municipal, and corporate, and government agency bond investments. The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value investments during the periods presented.
The fair value measurements of our cost method investments are classified within Level 3, as significant unobservable inputs are used to measure the fair value of these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. The Company did not record an impairment charge on these assets during the three and six months ended June 30, 2015 and 2014.
The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the three and six months ended June 30, 2015, the Company did not record an impairment charge on these assets. During the three and six months ended June 30, 2014, the Company recorded an adjustment of $1,600 to reduce the carrying value of our former Corporate Aircraft to its estimated fair value of $3,400. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.
The fair value of the Company’s long-term debt, consisting of a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At June 30, 2015, the face amount of the note approximates its fair value.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of
	June 30, 2015	December 31, 2014
Trade related	$8,906	$6,721
Staff related	7,157	6,558
Management incentive compensation	10,771	13,279
Talent related	4,819	6,446
Accrued WWE Network related expenses	3,386	5,155
Accrued event and television production	5,412	5,612
Accrued home entertainment expenses	538	953
Accrued legal and professional	2,190	1,483
Accrued purchases of property and equipment and other assets	410	1,452
Accrued film liability	2,514	2,521
Accrued income taxes (a)	3,167	—
Accrued other	8,373	7,398
Total	$57,643	$57,578
(a) At December 31, 2014, income taxes had a refundable balance of $1,141 and was included in prepaid expenses and other current assets on our Consolidated Balance Sheets.
Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The increase in accrued expenses is primarily due to the change in the Company's tax position, partially offset by the payout of our fiscal 2014 bonus.
12. Debt
Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corp. and WWE Studios Finance Holding Corp. (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”). Funds under the Film Credit Facility can be used for, among other things, development of films and television projects. Under the Film Credit Facility, the WWE Studios Finance Corp. is allowed to borrow amounts of up to an aggregate of $35,000 based on a borrowing base formula. As of June 30, 2015, there have been no borrowings under the Film Credit Facility. The Film Credit Facility has a five-year term, and it is secured by substantially all the assets of the Loan Parties. The applicable interest rate for borrowings under the Film Credit Facility is a LIBOR-based rate plus 2.50% on LIBOR-based borrowings or an alternate base rate plus 1.50% for alternate base rate borrowings, in all cases subject to adjustment downward based on the status of film projects. As of June 30, 2015, the LIBOR-based rate plus margin was 2.78%. The Loan Parties are required to pay certain fees, including a commitment fee, calculated at a rate per annum of 0.50% on the average daily unutilized portion of the Film Credit Facility. Under the terms of the Film Credit Facility, the Loan Parties are subject to certain financial covenants and restrictions, including limitations with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. As of June 30, 2015, the Company was in compliance with the Film Credit Facility, and had available debt capacity under the terms of the Film Credit Facility of approximately $9,000.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

12. Debt (continued)
Revolving Credit Facility

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent (the "Revolving Credit Facility"). Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of June 30, 2015, the LIBOR-based rate plus margin was 2.53%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

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

As of June 30, 2015, the Company was in compliance with the Revolving Credit Facility, as amended, and had available debt capacity under the terms of the Revolving Credit Facility of approximately $151,000. As of June 30, 2015 and December 31, 2014, there were no amounts outstanding under the Revolving Credit Facility.

Aircraft Financing

On August 7, 2013, the Company entered into a $31,568 promissory note (the “Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments ("Corporate Jet"). The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013, and has a final maturity of August 7, 2020. The Note is secured by a first priority perfected security interest in the purchased aircraft. As of June 30, 2015 and December 31, 2014, the amounts outstanding related to the Note were $23,759 and $25,920, respectively.

13. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At June 30, 2015, our two largest receivable balances from customers were 18% and 14%, respectively, of our gross accounts receivable. At December 31, 2014, we had one customer that made up 14% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

14. Income Taxes
As of June 30, 2015, we had $20,178 of deferred tax assets, net, included in current assets and $23,541 included in non-current income tax assets in our Consolidated Balance Sheets. As of December 31, 2014, we had $24,120 of deferred tax assets, net, included in current assets and $10,915 included in non-current income tax assets in our Consolidated Balance Sheets. The increase in our deferred tax asset balance was driven by the recognition of taxable income associated with deferred income receipts.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

14. Income Taxes (continued)
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

15. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film, television, and other production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the incentives. For the three and six months ended June 30, 2015, we received $517 and $1,214, respectively, of incentives related to television production activities that were recorded as an offset to production expense. For the three and six months ended June 30, 2015 we received $58 of incentives relating to film production activities, which reduced the related assets. We did not receive any incentives during the three and six months ended June 30, 2015 relating to infrastructure improvements incentives on qualifying capital projects.
During the six months ended June 30, 2014, we received $3,080 for infrastructure improvement incentives relating to qualifying capital projects. Of this amount, $2,937 was recorded as a reduction in property and equipment. During the three and six months ended June 30, 2014, we received $456 of incentives relating to film production activities, which reduced the related assets. During the three and six months ended June 30, 2014, we did not receive any incentives relating to television production activities.
16. Commitments and Contingencies
Legal Proceedings
On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015 a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

16. Commitments and Contingencies (continued)
of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE. Lastly, on June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit. The Company intends to continue to defend itself against these lawsuits vigorously.
On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license.  The complaint seeks certain unspecified damages.  A nearly identical lawsuit was filed one month later entitled Curtis Swanson, on behalf of himself and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios. Both lawsuits are purported securities class actions subject to the Private Securities Litigation Reform Act of 1995 (“PSLRA”). On September 23-24, five putative plaintiffs filed motions to be appointed lead plaintiff and to consolidate the two cases pursuant to the PSLRA. Following a hearing on October 29, 2014, the Court issued an order dated November 5, 2014 appointing Mohsin Ansari as lead plaintiff and consolidating the two actions. On January 5, 2015, the lead plaintiff filed an amended complaint. Among other things, the amended complaint adds Stephanie McMahon Levesque and Michelle D. Wilson as named defendants. The Company has filed a motion to dismiss the amended complaint in its entirety. The Company believes the claims are without merit and intends to defend itself against these lawsuits vigorously.

In addition to the foregoing, we are involved in several other lawsuits and claims that we consider to be in the ordinary course of our business. By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

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

Results of Operations
Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
(dollars in millions)
Summary

	Three Months Ended
	June 30, 2015	June 30, 2014	increase (decrease)
Net Revenues
Media Division	$99.1	$97.7	1%
Live Events	26.4	40.3	(34)%
Consumer Products Division	21.8	16.0	36%
WWE Studios	2.1	1.7	24%
Corporate & Other	0.8	0.6	33%
Total	150.2	156.3	(4)%

OIBDA
Media Division	38.2	6.4	497%
Live Events	6.7	15.5	(57)%
Consumer Products Division	9.9	5.1	94%
WWE Studios	—	(0.2)	100%
Corporate & Other	(41.6)	(41.4)	—%
Total	13.2	(14.6)	190%
OIBDA as a percentage of revenues	9%	(9)%

Depreciation and amortization expense	5.9	7.9	(25)%
Operating income (loss)	7.3	(22.5)	132%
Investment and other expense, net	(0.3)	(0.3)	—%
Income (loss) before income taxes	7.0	(22.8)	131%
Provision for (benefit from) income taxes	1.9	(8.3)	123%
Net income (loss)	$5.1	$(14.5)	135%

Our comparative results were significantly impacted by the timing of our annual WrestleMania event, which occurred on March 29, 2015, and consequently is included in our first quarter financial results. In the prior year, WrestleMania occurred on April 6, 2014, and was included in our second quarter financial results.
Our Media division revenues increased slightly compared to the prior year quarter, primarily due to increased subscription revenue related to the growth of WWE Network in new and existing territories, and the escalation of television rights fees, partially offset by the timing of WrestleMania. Our Live Events segment experienced a 34% decrease in revenues primarily driven by the timing of WrestleMania. Our Consumer Products division experienced a 36% increase in revenues, primarily driven by higher licensing revenues from our video games, partially offset by decreased venue merchandise sales as a result of the timing of WrestleMania. Our WWE Studios segment reflected a 24% increase in revenues driven by the timing of our film releases and the performance of our movie portfolio.

Media Division
The following tables present the performance results for our segments within our Media division (dollars in millions except where noted):

	Three Months Ended
Revenues-Media Division	June 30, 2015	June 30, 2014	increase (decrease)
Network	$40.1	$43.3	(7)%
Subscriptions	$36.6	$19.4	89%
Pay-per-view	$3.5	$23.9	(85)%
Monthly subscription price (dollars) (a)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,156,100	699,750	65%
Domestic	939,300	699,750	34%
International	216,800	—	100%
Number of average paid subscribers	1,215,700	665,000	83%
Number of pay-per-view events	3	4	(25)%
Number of buys from pay-per-view events	263,600	1,058,600	(75)%
Average revenue per pay-per-view buy (dollars)	$13.90	$22.51	(38)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	N/A	$59.95	N/A
Television	$52.1	$43.8	19%
Home entertainment	$3.1	$5.4	(43)%
Gross units shipped	523,000	578,000	(10)%
Digital media	$3.8	$5.2	(27)%
Total	$99.1	$97.7	1%
Television Ratings
Average weekly household ratings for RAW	3.2	3.5	(9)%
Average weekly household ratings for SmackDown	2.2	2.2	—%

(a) This is our pricing for our domestic subscribers. In certain international territories, subscribers can access the network by other means and/or subscription pricing may vary.

	Three Months Ended
OIBDA-Media Division	June 30, 2015	June 30, 2014	increase (decrease)
Network	$17.2	$(7.3)	336%
Television	21.2	11.7	81%
Home entertainment	0.6	2.8	(79)%
Digital media	(0.8)	(0.8)	—%
Total	$38.2	$6.4	497%
OIBDA as a percentage of revenues	39%	7%

Network revenues, which include revenues generated by the WWE Network and pay-per-view, decreased by $3.2 million in the current year quarter as compared to the prior year quarter. This decrease is primarily due to a decline in pay-per-view revenues of $20.4 million, or 85%, resulting from the launch of WWE Network and the timing of WrestleMania. The decline in pay-per-view revenues was partially offset by an increase in WWE Network revenues of $17.2 million, or 89%, in the current year quarter as compared to the prior year quarter. During the quarter ended June 30, 2015, WWE Network had an average of 1,215,700 paid subscribers, compared to an average of 665,000 subscribers in the prior year quarter. WWE Network, which launched on February 24, 2014, is a 24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library. During the quarter there were approximately 337,300 gross additions to WWE Network’s subscriber base, offset by churn of 508,400 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). The subscription pricing of WWE Network at June 30, 2015 is $9.99 per month with a one month commitment period. Network OIBDA increased to a profit of $17.2 million in the current year quarter as compared to a loss of $7.3 million in the prior year quarter. Included in the prior year quarter were higher programming costs, including production costs associated with WrestleMania, which took place in the first quarter of this year, and customer service costs associated with the Network's launch, partially offset by higher variable costs in the current year related to increased subscriber levels.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $8.3 million in the current year quarter as compared to the prior year quarter. Television rights fees in the current quarter include approximately $11.0 million in net incremental revenue associated with the renewal and extension of certain key television distribution agreements, many of which became effective in the latter half of 2014 or the first quarter of 2015. This revenue was partially offset by the timing of Total Divas, which did not air in the current quarter compared to the second season airing during the prior year quarter. Television OIBDA as a percentage of revenues increased to 41% in the current year quarter as compared to 27% in the prior year quarter driven by the increased revenue and relatively fixed nature of our cost structure and product mix.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $2.3 million in the current year quarter compared to the prior year quarter. The decrease from the prior year quarter was due to a 10% decline in units shipped to 523,000 units, and a 21% decrease in the average price per unit sold. The decline in DVD and Blue-Ray units shipped reflected reduced shipments of WWE's new releases and catalog titles attributable, in part, to the decline in the home entertainment industry. Home entertainment OIBDA as a percentage of revenues decreased to 19% in the current year quarter as compared to 52% in the prior year quarter, primarily driven by lower sell-through and effective pricing.

Digital media revenues decreased by $1.4 million, primarily due to the discontinuation of our publishing business in the second half of 2014.  Digital media OIBDA as a percentage of revenues decreased to a loss of 21% in the current year quarter as compared to a loss of 15% in the prior year quarter, driven by lower revenues and a relatively fixed cost structure.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions except where noted):

	Three Months Ended
Revenues-Live Events	June 30, 2015	June 30, 2014	increase (decrease)
Live events	$26.4	$38.3	(31)%
North America	$16.9	$27.5	(39)%
International	$9.5	$10.8	(12)%
Total live event attendance	496,100	519,300	(4)%
Number of North American events	65	54	20%
Average North American attendance	5,400	7,000	(23)%
Average North American ticket price (dollars)	$46.45	$65.28	(29)%
Number of international events	21	23	(9)%
Average international attendance	6,900	6,100	13%
Average international ticket price (dollars)	$65.09	$75.38	(14)%
Travel packages	$—	$2.0	(100)%
Total	$26.4	$40.3	(34)%

	Three Months Ended
OIBDA-Live Events (dollars in millions)	June 30, 2015	June 30, 2014	increase (decrease)
Live events	$6.6	$14.8	(55)%
Travel packages	0.1	0.7	(86)%
Total	$6.7	$15.5	(57)%
OIBDA as a percentage of revenues	25%	38%
Live events revenues, which include revenues from ticket sales and travel packages, decreased 34% to $26.4 million in the current year quarter as compared to the prior year quarter. The decrease in live events revenue is primarily due to the timing of WrestleMania, which occurred in the first quarter of 2015 as compared to the second quarter of 2014. The prior year quarter includes revenue of $14.6 million related to WrestleMania. Excluding the impact of WrestleMania in the prior year quarter, revenue from the Company's North American live events increased $2.0 million during the current year quarter, primarily due to 12 additional events and marginally higher average ticket prices, partially offset by lower average attendance. Our international live events revenue decreased 12% in the current year quarter compared to the prior year quarter, driven by adverse changes in exchange rates that resulted in lower average ticket prices and two fewer events held in the current year quarter. Live events OIBDA as a percentage of revenue decreased to 25% in the current year quarter compared to 38% in the prior year quarter, reflecting the impact of WrestleMania.

Consumer Products Division
The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Three Months Ended
Revenues-Consumer Products Division	June 30, 2015	June 30, 2014	increase (decrease)
Licensing	$11.3	$5.5	105%
Venue merchandise	4.7	6.5	(28)%
Domestic per capita spending (dollars)	$10.42	$10.07	3%
WWEShop	5.8	4.0	45%
Average WWEShop revenues per order (dollars)	$45.88	$47.98	(4)%
Total	$21.8	$16.0	36%

	Three Months Ended
OIBDA-Consumer Products Division	June 30, 2015	June 30, 2014	increase (decrease)
Licensing	$6.4	$1.5	327%
Venue merchandise	2.1	2.6	(19)%
WWEShop	1.4	1.0	40%
Total	$9.9	$5.1	94%
OIBDA as a percentage of revenues	45%	32%
Licensing revenues increased by $5.8 million in the current year quarter as compared to the prior year quarter, driven largely by improved performance of our video games of $6.2 million. The increased performance of our video games in the current year quarter is derived from both higher unit sales of our newest franchise game, WWE2K15, and a WWE branded game, WWE SuperCard. Licensing OIBDA as a percentage of revenues increased to 57% in the current year quarter from 27% in the prior year quarter. The prior year quarter included approximately $0.5 million of costs associated with Slam City webisodes produced to support a line of toys with Mattel®. There were no similar costs in the current year quarter.
Venue merchandise revenues decreased by $1.8 million in the current year quarter as compared to the prior year quarter primarily due to decreased sales of merchandise as a result of the timing of WrestleMania, partially offset by an increase in domestic revenue from 11 additional events being held in the current year quarter. Venue merchandise OIBDA as a percentage of revenues increased to 45% in the current year quarter from 40% in the prior year quarter, primarily due to the mix of products sold at venues.
WWEShop revenues increased by $1.8 million in the current year quarter compared to the prior year quarter, based on a 52% increase in the volume of online merchandise sales to approximately 127,500 orders. Orders increased primarily due to the impact of increased marketing and improved product assortment, as well as increased revenue from our international E-commerce business. This increase was partially offset by a 4% decline in the average revenue per order to $45.88 in the current year quarter. WWEShop OIBDA as a percentage of revenues was essentially flat at approximately 25% in the periods presented.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended June 30,
	Release	Production	June 30,	Inception to-date		Revenue		OIBDA
Title	Date	Costs (a)	2015	Revenue	OIBDA	2015	2014	2015	2014
2015
Vendetta	June 2015	$1.0	$1.0	$—	$—	$—	$ N/A	$—	$ N/A
The Marine 4: Moving Target	April 2015	1.2	1.2	—	—	—	N/A	—	N/A
The Flintstones & WWE: Stone Age Smackdown	Mar. 2015	0.9	0.9	—	—	—	N/A	—	N/A
		3.1	3.1	—	—	—	—	—	—
2014
Jingle All the Way 2	Dec. 2014	1.6	1.6	—	—	—	N/A	—	N/A
Queens of the Ring	Nov. 2014	—	—	—	—	—	N/A	—	N/A
See No Evil 2	Oct. 2014	1.1	0.7	0.4	0.1	0.3	N/A	0.1	N/A
Leprechaun: Origins	Aug. 2014	1.0	0.6	0.5	0.2	0.2	N/A	0.1	N/A
Road to Paloma	July 2014	—	—	0.2	0.1	0.1	N/A	0.1	N/A
Oculus	Apr. 2014	3.0	1.7	—	(1.3)	—	—	—	—
Scooby Doo! WrestleMania Mystery	Mar. 2014	1.2	0.4	2.5	1.6	0.3	—	0.2	—
		7.9	5.0	3.6	0.7	0.9	—	0.5	—

Prior Releases		131.9	5.7	118.0	(29.5)	1.2	1.7	0.7	1.3

Completed but not released		4.2	4.2	—	—	—	—	—	—
In production		11.2	11.2	—	—	—	—	—	—
In development		0.5	0.5	—	(4.4)	—	—	—	(0.2)
Sub-total		$158.8	$29.7	$121.6	$(33.2)	$2.1	$1.7	1.2	1.1
Selling, General & Administrative Expenses								(1.2)	(1.3)
Total								$—	$(0.2)
(a) Production costs are presented net of the associated benefit of production incentives.

During the current year quarter, we released one feature film, The Marine 4: Moving Target, direct to DVD, and one feature film, Vendetta, via limited theatrical distribution. Third-party distributors control the distribution and marketing of these films and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of these films.
WWE Studios revenues increased 24% to $2.1 million in the current year quarter as compared to the prior year quarter. The increase in revenue is driven by the timing of our film releases and when participation statements are received. The prior year quarter included revenues of $1.0 million related to our 2013 film releases. WWE Studios OIBDA increased $0.2 million in the current year quarter as compared to the prior year quarter, primarily due to the increase in revenue.

At June 30, 2015, the Company had $29.7 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet, of which $13.8 million is for films in-release, and the remaining $15.9 million is for films that are completed, pending release, in production or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value. There were no impairment charges recorded in the periods presented.

	Three Months Ended
Revenues- Corporate & Other (dollars in millions)	June 30, 2015	June 30, 2014	increase (decrease)
Other (a)	$0.8	$0.6	33%
Other revenues include revenues associated with talent appearances and intersegment eliminations.

	Three Months Ended
OIBDA- Corporate & Other (dollars in millions)	June 30, 2015	June 30, 2014	increase (decrease)
Corporate & Other	$(41.6)	$(41.4)	—%
Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant Corporate and Other expenses (dollars in millions):

	Three Months Ended
	June 30, 2015	June 30, 2014	increase (decrease)
Staff related	$13.6	$13.9	(2)%
Management incentive compensation	7.5	2.8	168%
Legal, accounting and other professional	5.1	6.4	(20)%
Travel and entertainment expense	1.4	2.0	(30)%
Advertising, marketing and promotion	1.8	3.4	(47)%
Corporate insurance	0.9	0.9	—%
Bad debt expense	0.2	0.1	100%
All other (a)	11.9	12.5	(5)%
Total	$42.4	$42.0	1%
Corporate & Other as a percentage of net revenues	28%	27%
(a) Includes intersegment eliminations recorded in consolidation.
Corporate and Other expenses primarily include corporate overhead and certain expenses related to our sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and Other expenses as a percentage of revenues remained relatively consistent in the periods presented. In the current year, an increase of $4.7 million in management incentive compensation expenses due to the Company's performance was partially offset by a reduction of $1.6 million in advertising, marketing and promotion costs and $1.3 million in professional fees due to the timing of spending on corporate initiatives.

Depreciation and Amortization
(dollars in millions)

	Three Months Ended
	June 30, 2015	June 30, 2014	increase (decrease)
Depreciation and amortization	$5.9	$7.9	(25)%
Depreciation expense in the current year quarter decreased $2.0 million, or 25%, as compared to the prior year quarter. Depreciation expense in the prior year quarter reflected an adjustment of $1.6 million to reduce the carrying value of the Company's former Corporate Aircraft to its estimated fair value prior to its sale.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Three Months Ended
	June 30, 2015	June 30, 2014	increase (decrease)
Investment income, interest and other expense, net	$(0.3)	$(0.3)	—%
Investment income, interest and other expense, net remained flat at $0.3 million in the periods presented.
Income Taxes
(dollars in millions)

	Three Months Ended
	June 30, 2015	June 30, 2014	increase (decrease)
Provision for (benefit from) income taxes	$1.9	$(8.3)	123%
Effective tax rate	28%	36%

The effective tax rate was 28% in the current year quarter as compared to 36% in the prior year quarter. The lower rate in the current year quarter reflects increased domestic production activity tax benefits.

Results of Operations
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
(dollars in millions)
Summary

	Six Months Ended
	June 30, 2015	June 30, 2014	increase (decrease)
Net Revenues
Media Division	$203.9	$173.5	18%
Live Events	65.7	62.0	6%
Consumer Products Division	52.0	39.2	33%
WWE Studios	3.6	6.1	(41)%
Corporate & Other	1.2	1.1	9%
Total	$326.4	$281.9	16%

OIBDA
Media Division	$64.6	$19.3	235%
Live Events	24.3	19.3	26%
Consumer Products Division	25.0	17.0	47%
WWE Studios	(0.4)	1.4	(129)%
Corporate & Other	(79.3)	(78.8)	1%
Total	$34.2	$(21.8)	257%
OIBDA as a percentage of revenues	10%	(8)%

Depreciation and amortization expense	$11.8	$12.9	(9)%
Operating income (loss)	22.4	(34.7)	165%
Investment and other expense, net	(0.9)	(0.6)	50%
Income (loss) before income taxes	21.5	(35.3)	161%
Provision for (benefit from) income taxes	6.6	(12.8)	152%
Net income (loss)	$14.9	$(22.5)	166%
Our Media division revenues increased 18% compared to the prior year period, primarily due to increased subscription revenue related to the growth of WWE Network in new and existing territories, and the escalation of television rights fees. Our Live Events segment revenues remained relatively flat. Our Consumer Products division experienced a 33% increase in revenues, primarily driven by higher licensing revenues from our video games. Our WWE Studios segment reflected a 41% decrease in revenues driven by the timing of our film releases and the performance of our movie portfolio.

Media Division
The following tables present the performance results for our segments within our Media division (dollars in millions, except where noted):

	Six Months Ended
Revenues-Media Division	June 30, 2015	June 30, 2014	increase (decrease)
Network	$77.7	$61.7	26%
Subscriptions	$65.2	23.8	174%
Pay-per-view	$12.5	$37.7	(67)%
WWE Classics On Demand (a)	$—	0.2	(100)%
Monthly subscription price (dollars) (b)	$9.99	9.99	—%
Number of paid subscribers at period end	1,156,100	699,750	65%
Domestic	939,300	699,750	34%
International	216,800	—	100%
Number of average paid subscribers	1,072,100	406,000	164%
Number of pay-per-view events	6	6	—%
Number of buys from pay-per-view events	768,500	1,736,000	(56)%
Average revenue per pay-per-view buy (dollars)	$16.87	$21.54	(22)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	$59.95	—%
Television	$110.3	$84.1	31%
Home Entertainment	$7.8	$15.9	(51)%
Gross units shipped	1,143,000	1,665,000	(31)%
Digital Media	$8.1	$11.8	(31)%
Total	$203.9	$173.5	18%

Television Ratings
Average weekly household ratings for RAW	3.4	3.6	(6)%
Average weekly household ratings for SmackDown	2.2	2.3	(4)%
Average weekly household ratings for Total Divas (E!)	1.5	1.3	15%

(a) This service was discontinued in January 2014.

(b) This is our pricing for our domestic subscribers. In certain international territories, subscribers can access the network by other means and/or subscription pricing may vary.

	Six Months Ended
OIBDA-Media Division	June 30, 2015	June 30, 2014	increase (decrease)
Network	$15.7	$(10.9)	244%
Television	47.1	22.3	111%
Home Entertainment	2.7	9.1	(70)%
Digital Media	(0.9)	(1.2)	25%
Total	$64.6	$19.3	235%
OIBDA as a percentage of revenues	32%	11%

Network revenues, which include revenues generated by the WWE Network and pay-per-view, increased by $16.0 million in the current year period as compared to the prior year period. WWE Network revenues increased by $41.4 million, or 174%, in the current year period as compared to the prior year period. During the six months ended June 30, 2015, WWE Network has an average of 1,072,100 paid subscribers, compared to an average of 406,000 subscribers in the prior year period. WWE Network, which launched on February 24, 2014, is a 24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library. During the six months ended June 30, 2015, there were approximately 1,132,200 gross additions to WWE Network's subscriber base, offset by churn of 792,100 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). The subscription pricing of WWE Network at June 30, 2015 is $9.99 per month with a one month commitment period. The increased revenues generated by WWE Network in the current year period were partially offset by the decline in pay-per-view revenues of $25.2 million, or 67%. This decline was due to the launch of WWE Network. Network OIBDA as a percentage of revenues increased to a profit of 20% in the current year period as compared to a loss of 18% in the prior year period. The margin was positively impacted by the higher revenues in the current year period, coupled with lower advertising and customer service costs, which were incurred to support the Network's launch in the prior year.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $26.2 million in the current year period as compared to the prior year period. Television rights fees in the current year period include approximately $22.2 million in incremental revenues associated with certain key television distribution agreements, many of which became effective in the latter half of 2014 or the first quarter of 2015. Television OIBDA as a percentage of revenues increased to 43% in the current year period compared to 27% in the prior year period driven by the increased revenue and relatively fixed nature of our cost structure.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $8.1 million in the current year period compared to the prior year period.  The decrease was due to a 31% decline in units shipped and the absence of a $2.5 million minimum guarantee recognized in the prior year period from our former home video distributor. The decline in DVD and Blu-Ray units shipped reflected reduced shipments of WWE's new releases and catalog titles due in part to the decline in the DVD industry. Home entertainment OIBDA as a percentage of revenues decreased to 35% in the current year period compared to 57% in the prior year period, primarily driven by the decrease in sell-through rates and the benefit of the minimum guarantee recognized in the prior year.
Digital media revenues decreased by $3.7 million, primarily due to the discontinuation of our publishing business in the second half of 2014 and the elimination of our digital pay-per-view product upon launch of WWE Network. Digital media OIBDA as a percentage of revenues decreased to a loss of 11% in the current year period as compared to a loss of 10% in the prior year period, driven by lower revenues and a relatively fixed cost structure.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Six Months Ended
Revenues- Live Events	June 30, 2015	June 30, 2014	increase (decrease)
Live events	$63.9	$60.0	7%
North America	$53.4	$49.2	9%
International	$10.5	$10.8	(3)%
Total live event attendance	1,041,500	1,033,300	1%
Number of North American events	138	134	3%
Average North American attendance	6,500	6,700	(3)%
Average North American ticket price (dollars)	$55.79	$51.79	8%
Number of international events	24	23	4%
Average international attendance	6,200	6,100	2%
Average international ticket price (dollars)	$68.93	$75.38	(9)%
Travel packages	$1.8	$2.0	(10)%
Total	$65.7	$62.0	6%

	Six Months Ended
OIBDA-Live Events	June 30, 2015	June 30, 2014	increase (decrease)
Live events	$23.3	$18.6	25%
Travel packages	1.0	0.7	43%
Total	$24.3	$19.3	26%
OIBDA as a percentage of revenues	37%	31%
Live events revenues, which include revenues from ticket sales and travel packages, increased 6% to $65.7 million in the current year period as compared to the prior year period. Revenue from the Company's North America live events increased $4.2 million or 9% during the current year period, primarily due to four additional events and higher average ticket prices, including WrestleMania. Our international live events revenue decreased $0.3 million, or 3%, in the current year period compared to the prior year period, primarily driven by changes in exchange rates that resulted in lower average ticket prices. Live events OIBDA as a percentage of revenues increased to 37% in the current year period compared to 31% in the prior year period, driven in part, by lower travel and operating costs.

Consumer Products Division
   The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Six Months Ended
Revenues-Consumer Products Division	June 30, 2015	June 30, 2014	increase (decrease)
Licensing	$27.8	$19.5	43%
Venue merchandise	13.1	11.5	14%
Domestic per capita spending (dollars)	$11.06	$9.82	13%
WWEShop	11.1	8.2	35%
Average WWEShop revenues per order (dollars)	$46.18	$49.96	(8)%
Total	$52.0	$39.2	33%

	Six Months Ended
OIBDA-Consumer Products Division	June 30, 2015	June 30, 2014	increase (decrease)
Licensing	$17.2	$10.6	62%
Venue merchandise	5.3	4.7	13%
WWEShop	2.5	1.7	47%
Total	$25.0	$17.0	47%
OIBDA as a percentage of revenues	48%	43%
Licensing revenues increased by $8.3 million in the current year period as compared to the prior year period, driven largely by the improved performance of our video games of $9.8 million, partially offset by lower licensing revenues from our collectibles licenses. The increased performance of our video games in the current year period is derived from both higher unit sales of our newest franchise game, WWE2K15, and a WWE branded game, WWE SuperCard. Licensing OIBDA as a percentage of revenues increased to 62% in the current year period compared to 54% in the prior year period. The prior year period included approximately $1.0 million of costs associated with Slam City webisodes produced to support a line of toys with Mattel®. There were no similar costs in the current year period.
Venue merchandise revenues increased by $1.6 million in the current year period as compared to the prior year period primarily due to an increase in domestic per capita merchandise spending of 13%. Venue merchandise OIBDA as a percentage of revenues was essentially flat at approximately 41% in the periods presented.
WWEShop revenues increased by $2.9 million in the current year period compared to the prior year period, based on a 47% increase in the volume of online merchandise sales to approximately 240,800 orders. Orders increased primarily due to the impact of increased marketing and improved product assortment, as well as increased revenue from our international E-commerce business. This increase was partially offset by an 8% decline in the average revenue per order to $46.18 in the current year period. WWEShop OIBDA as a percentage of revenues increased to 23% in the current year period as compared to 21% in the prior year period driven by the increase in revenue.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Six months ended June 30,
	Release	Production	June 30,	Inception to-date		Revenue		OIBDA
Title	Date	Costs (a)	2015	Revenue	OIBDA	2015	2014	2015	2014
2015
Vendetta	June 2015	$1.0	$1.0	$—	$—	$—	$ N/A	$—	$ N/A
The Marine 4: Moving Target	April 2015	1.2	1.2	—	—	—	N/A	—	N/A
The Flintstones & WWE: Stone Age Smackdown	Mar. 2015	0.9	0.9	—	—	—	N/A	—	N/A
		3.1	3.1	—	—	—	—	—	—
2014
Jingle All the Way 2	Dec. 2014	1.6	1.6	—	—	—	N/A	—	N/A
Queens of the Ring	Nov. 2014	—	—	—	—	—	N/A	—	N/A
See No Evil 2	Oct. 2014	1.1	0.7	0.4	0.1	0.4	N/A	0.2	N/A
Leprechaun: Origins	Aug. 2014	1.0	0.6	0.5	0.2	0.5	N/A	0.2	N/A
Road to Paloma	July 2014	—	—	0.2	0.1	—	N/A	—	N/A
Oculus	April 2014	3.0	1.7	—	(1.3)	—	—	—	—
Scooby Doo! WrestleMania Mystery	Mar. 2014	1.2	0.4	2.5	1.6	0.6	—	0.3	—
		7.9	5.0	3.6	0.7	1.5	—	0.7	—

Prior Releases		131.9	5.7	118.0	(29.5)	2.1	6.1	1.2	4.2

Completed but not released		4.2	4.2	—	—	—	—	—	—
In production		11.2	11.2	—	—	—	—	—	—
In development		0.5	0.5	—	(4.4)	—	—	—	(0.3)
Sub-total		$158.8	$29.7	$121.6	$(33.2)	$3.6	$6.1	$1.9	$3.9
Selling, General & Administrative Expenses								(2.3)	(2.5)
Total								$(0.4)	$1.4
(a) Production costs are presented net of the associated benefit of production incentives.
During the current year period, we released two feature films, The Flintstones and WWE: Stone Age Smackdown and The Marine 4: Moving Target, direct to DVD. We also released one feature film, Vendetta, via limited theatrical distribution. Third-party distributors control the distribution and marketing of these films and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of these films.

WWE Studios revenues decreased 41% to $3.6 million in the current year period as compared to the prior year period. The decrease in revenue is driven by the timing of our film releases and when participation statements are received. The prior year period included revenues for our previously released films, including $3.5 million for The Call, which was released in 2013. WWE Studios OIBDA decreased $1.8 million in the current year period as compared to the prior year period, primarily due to the decline in revenue.
At June 30, 2015, the Company had $29.7 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet, of which $13.8 million is for films in-release, and the remaining $15.9 million is for films that are completed, pending release, in production or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value. There were no impairment charges recorded in the periods presented.

	Six Months Ended
Revenues- Corporate & Other (dollars in millions )	June 30, 2015	June 30, 2014	increase (decrease)
Other (a)	$1.2	$1.1	9%
Other revenues include revenues associated with talent appearances and intersegment eliminations.

	Six Months Ended
OIBDA- Corporate & Other (dollars in millions )	June 30, 2015	June 30, 2014	increase (decrease)
Corporate & Other	$(79.3)	$(78.8)	1%
Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant Corporate and Other expenses (dollars in millions):

	Six Months Ended
	June 30, 2015	June 30, 2014	increase (decrease)
Staff related	$29.1	$27.1	7%
Management incentive compensation	11.2	6.6	70%
Legal, accounting and other professional	10.6	12.5	(15)%
Travel and entertainment expense	2.9	3.5	(17)%
Advertising, marketing and promotion	4.1	5.1	(20)%
Corporate insurance	1.8	1.7	6%
Bad debt expense	0.4	—	100%
All other (a)	20.4	23.4	(13)%
Total	$80.5	$79.9	1%
Corporate & Other as a percentage of net revenues	25%	28%
(a) Includes intersegment eliminations recorded in consolidation.

Corporate and Other expenses primarily include corporate overhead and certain expenses related to our sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and Other expenses as a percentage of revenues was 25% in the current year period compared to 28% the prior year period. The improvement in results was driven primarily by increased revenue in the current year period and relatively flat expenses in the periods. In the current year, an increase of $4.6 million in management incentive compensation expenses due to the Company's performance was partially offset by a reduction of $1.0 million in advertising, marketing and promotion costs and $1.9 million in professional fees due to the timing of spending on corporate initiatives.
Depreciation and Amortization
(dollars in millions)

	Six Months Ended
	June 30, 2015	June 30, 2014	increase (decrease)
Depreciation and amortization	$11.8	$12.9	(9)%
Depreciation expense in the current year period decreased $1.1 million, or 9%, compared to the prior year period. Depreciation expense in the prior year period reflected an adjustment of $1.6 million to reduce the carrying value of the Company's former Corporate Aircraft to its estimated fair value prior to its sale.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Six Months Ended
	June 30, 2015	June 30, 2014	increase (decrease)
Investment income, interest and other expense, net	$(0.9)	$(0.6)	50%
Investment income, interest and other expense, net yielded an expense of $0.9 million compared to $0.6 million in the prior year period.
Income Taxes
(dollars in millions)

	Six Months Ended
	June 30, 2015	June 30, 2014	increase (decrease)
Provision for (benefit from) income taxes	$6.6	$(12.8)	152%
Effective tax rate	31%	36%

   The effective tax rate was 31% in the current year period as compared to 36% in the prior year period. The lower rate in the current year period reflects increased domestic production activity tax benefits.

Liquidity and Capital Resources
We had cash and short-term investments of $110.5 million and $115.4 million as of June 30, 2015 and December 31, 2014, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $23.8 million and $25.9 million as of June 30, 2015 and December 31, 2014, respectively. This debt is related to the financing of our Corporate Jet purchased in August 2013.
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

We believe that our existing cash and investment balances and cash generated from operations will be sufficient to meet our operating requirements over the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

As of June 30, 2015, the Company was in compliance with the provisions of our $200.0 million revolving credit facility, as amended (the "Revolving Credit Facility"), there were no amounts outstanding under the Revolving Credit Facility and the Company has available debt capacity under the terms of the Revolving Credit Facility of approximately $151.0 million.

As of June 30, 2015, the Company was also in compliance with the provisions of our $35.0 million secured asset based revolving credit facility (the "Film Credit Facility"). As of June 30, 2015, there were no amounts outstanding under the Film Credit Facility, and the Company has available debt capacity under the terms of the Film Credit Facility of approximately $9.0 million.
Cash Flows from Operating Activities
Cash generated from operating activities was $28.1 million in the current year period as compared to cash used by operating activities of $4.7 million for the corresponding period in the prior year. The $32.8 million increase in cash provided by operating activities is primarily driven by improved operating performance.

In the first half of 2015, we spent $4.7 million on feature film production activities, compared to $10.3 million in the prior year period. In the current year period, we received $0.9 million in incentives related to feature film production, compared to $0.5 million in the prior year period. We anticipate spending between $5.0 million and $15.0 million on feature film production activities during the remainder of the current year.

In the current year period, we received $3.4 million of non-film related incentives associated with television production activities, compared to $2.9 million received in the prior year period related to infrastructure improvement incentives. We anticipate receiving approximately $8.0 million to $10.0 million in non-film related incentives for the remainder of the year.

For the six months ended June 30, 2015, we spent $14.6 million to produce additional content for television, including Total Divas Season 4 and Tough Enough, and various programs for the WWE Network, compared to $11.8 million in the prior year period. We anticipate spending approximately $15.0 million to $25.0 million to produce additional content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. At June 30, 2015, our two largest receivable balances from customers were 18% and 14%, respectively, of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities
Cash used in investing activities was $10.5 million in the current year period as compared to cash generated from investing activities of $9.0 million in the prior year period. The increased use of cash in the current year period of $19.5 million was primarily driven by utilization of investment balances in the prior year to fund operations during the launch of WWE Network. In the current year period, cash generated from operations was sufficient to meet our operating needs. Capital expenditures in the current year period increased $4.8 million as compared to the prior year period due to the additional investments in assets to support our efforts to create and distribute new content. Capital expenditures for the second half of 2015 are estimated to range between $8.0 million and $12.0 million.
Cash Flows from Financing Activities
Cash used in financing activities was $20.6 million for the current year period as compared to $19.8 million for the prior year period, with dividend payments being $18.1 million and $18.0 million, respectively.
Non-Cash Investing Transactions
During the current year period, the Company received an equity interest in Tapout valued at $13.8 million in exchange for promotional service obligations to be provided in the future. The Company’s contribution is a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact of adoption of this new standard on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest - Imputation of Interest." This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2016. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." This standard modified the evaluation of whether certain limited partnerships and legal entities are variable interest entities, eliminated the presumption that the general partner should consolidate a limited partnership, affected the consolidation analysis of reporting entities that are involved with variable interest entities, and provided a scope exception from consolidation for entities with interests in legal entities that are similar to money market funds. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This guidance is effective for our fiscal year beginning January 1, 2017 and for interim periods beginning January 1, 2018. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-Q and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to WWE Network; (ii) risks relating to entering, maintaining and renewing major distribution agreements; (iii) our need to continue to develop creative and entertaining programs and events; (iv) our need to retain or continue to recruit key performers; (v) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (vi) the possible unexpected loss of the services of Vincent K. McMahon; (vii) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (viii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) uncertainties associated with international markets; (x) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xi) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xii) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xiii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims relating to CTE; (xiv) exposure to risks relating to large public events as well as travel to and from such events; (xv) risks inherent in our feature film business; (xvi) a variety of risks as we expand into new or complementary businesses and/or make strategic investments; (xvii) risks related to our computer systems and online operations; (xviii) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xix) risks relating to our accounts receivable which represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees; (xx) risks relating to our ability to access our revolving credit facility; (xxi) potential substantial liabilities if litigation is resolved unfavorably; (xxii) our potential failure to meet market expectations for our financial performance, which could adversely affect the market price and volatility of our stock; (xxiii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxiv) risks relating to the fact that our dividend exceeds our current and accumulated earnings and profits; (xxv) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxvi) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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

Changing in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addresssing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015 a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE. Lastly, on June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit. The Company intends to continue to defend itself against these lawsuits vigorously.
On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license.  The complaint seeks certain unspecified damages.  A nearly identical lawsuit was filed one month later entitled Curtis Swanson, on behalf of himself and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios.  Both lawsuits are purported securities class actions subject to the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  On September 23-24, five putative plaintiffs filed motions to be appointed lead plaintiff and to consolidate the two cases pursuant to the PSLRA.  Following a hearing on October 29, 2014, the Court issued an order dated November 5, 2014 appointing Mohsin Ansari as lead plaintiff and consolidating the two actions.  On January 5, 2015, the lead plaintiff filed an amended complaint.  Among other things, the amended complaint adds Stephanie McMahon Levesque and Michelle D. Wilson as named defendants.  The Company has filed a motion to dismiss the amended complaint in its entirety. The Company believes the claims are without merit and intends to defend itself against these lawsuits vigorously.
In addition to the foregoing, we are involved in several other lawsuits and claims that we consider to be in the ordinary course of our business. By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity. We may from time to time become a party to other legal proceedings.

Item 1A. Risk Factors
We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5. Other Information

None.
Item 6. Exhibits
(a) Exhibits

10.15A	Film Credit Facility Agreement, dated May 13, 2015, entered into between the Company and Bank of America, N.A., as Administrative Agent (filed herewith).

10.15B	Master Services Agreement, dated May 13, 2015, entered into between WWE Studios, Inc. and WWE Studios Finance Corporation (filed herewith).

10.15C	Equity Pledge Agreement, dated May 13, 2015, entered into between the Company and Bank of America, N.A, as Administrative Agent (filed herewith).

10.15D	Promissory Note, dated May 13, 2015, entered into between the Company and Bank of America, N.A., as lender (filed herewith).

31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	July 30, 2015	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer and authorized
signatory)

By:	/s/ MARK KOWAL
Mark Kowal
Senior Vice President, Corporate Controller
(principal accounting officer and authorized
signatory)