Form 10-Q
period 2015-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2015-10-29
CIK 1091907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

At October 28, 2015 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 34,215,459 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 41,688,704.

WORLD WRESTLING ENTERTAINMENT, INC.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net revenues	$166,232	$120,183	$492,592	$402,065
Cost of revenues	98,270	78,417	295,283	284,880
Selling, general and administrative expenses	44,513	39,075	139,686	136,279
Depreciation and amortization	5,571	7,730	17,328	20,648
Operating income (loss)	17,878	(5,039)	40,295	(39,742)
Loss on equity investment	—	(3,962)	—	(3,962)
Investment income, net	566	81	1,222	541
Interest expense	(615)	(546)	(1,726)	(1,536)
Other expense, net	(609)	(1,061)	(1,032)	(1,100)
Income (loss) before income taxes	17,220	(10,527)	38,759	(45,799)
Provision for (benefit from) income taxes	6,855	(4,606)	13,502	(17,345)
Net income (loss)	$10,365	$(5,921)	$25,257	$(28,454)

Earnings (loss) per share:
Basic and diluted	$0.14	$(0.08)	$0.33	$(0.38)

Weighted average common shares outstanding:
Basic	75,819	75,402	75,627	75,232
Diluted	76,488	75,402	76,240	75,232
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$10,365	$(5,921)	$25,257	$(28,454)
Other comprehensive income:
Foreign currency translation adjustment	(44)	(118)	(129)	(64)
Change in unrealized holding gains on available-for-sale securities (net of tax (benefit)/expense of ($1) and ($64), and $51 and ($1), respectively)	(2)	(105)	84	(2)
Reclassification adjustment for gains realized in net income - available-for-sale securities (net of tax benefit of ($15) and ($14) for the three and nine months ended September 30, 2014, respectively)	—	25	—	23
Total other comprehensive loss	(46)	(198)	(45)	(43)
Comprehensive income (loss)	$10,319	$(6,119)	$25,212	$(28,497)

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,136	$47,227
Short-term investments, net	62,434	68,186
Accounts receivable (net of allowances for doubtful accounts and returns
of $10,362 and $7,726 respectively)	54,265	40,088
Inventory	5,526	4,735
Deferred income tax assets	16,263	24,120
Prepaid expenses and other current assets	16,323	12,865
Total current assets	191,947	197,221
PROPERTY AND EQUIPMENT, NET	113,413	114,048
FEATURE FILM PRODUCTION ASSETS, NET	27,810	26,471
TELEVISION PRODUCTION ASSETS, NET	6,022	5,832
INVESTMENT SECURITIES	22,375	7,200
NON-CURRENT DEFERRED INCOME TAX ASSETS	29,330	10,915
OTHER ASSETS, NET	20,756	20,867
TOTAL ASSETS	$411,653	$382,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,416	$4,345
Accounts payable and accrued expenses	67,847	57,578
Deferred income	51,588	38,652
Total current liabilities	123,851	100,575
LONG-TERM DEBT	18,254	21,575
NON-CURRENT INCOME TAX LIABILITIES	1,488	1,668
NON-CURRENT DEFERRED INCOME	53,555	52,875
Total liabilities	197,148	176,693

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized;
34,209,836 and 33,179,499 shares issued and outstanding as of
September 30, 2015 and December 31, 2014, respectively)	342	332
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized;
41,688,704 and 42,298,437 shares issued and outstanding as of
September 30, 2015 and December 31, 2014, respectively)	417	423
Additional paid-in-capital	364,436	353,706
Accumulated other comprehensive income	3,183	3,228
Accumulated deficit	(153,873)	(151,828)
Total stockholders’ equity	214,505	205,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$411,653	$382,554

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2014	33,179	$332	42,298	$423	$353,706	$3,228	$(151,828)	$205,861
Net income	—	—	—	—	—	—	25,257	25,257
Other comprehensive loss	—	—	—	—	—	(45)	—	(45)
Stock issuances, net	422	4		—	(1,853)	—	—	(1,849)
Conversion of Class B common stock by Shareholder	609	6	(609)	(6)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	426	—	—	426
Cash dividends declared	—	—	—	—	65	—	(27,302)	(27,237)
Stock-based compensation	—	—	—	—	12,092	—	—	12,092
Balance, September 30, 2015	34,210	$342	41,689	$417	$364,436	$3,183	$(153,873)	$214,505

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES:
Net income (loss)	$25,257	$(28,454)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Amortization and impairments of feature film production assets	2,933	3,210
Amortization of television production assets	26,368	19,435
Depreciation and amortization	20,121	22,042
Loss on equity investment	—	3,962
Services provided in exchange for equity instruments	(1,680)	(439)
Equity in earnings of affiliate, net of dividends received	(165)	—
Other amortization	1,564	1,485
Stock-based compensation	12,092	6,497
Provision for (recovery from) doubtful accounts	369	(403)
Benefit from deferred income taxes	(10,558)	(21,761)
Other non-cash adjustments	(822)	(198)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(14,675)	3,002
Inventory	(791)	(1,665)
Prepaid expenses and other assets	(6,625)	1,404
Feature film production asset spend	(4,311)	(15,076)
Television production asset spend	(26,558)	(14,868)
Accounts payable, accrued expenses and other liabilities	7,899	8,939
Deferred income	1,496	7,652
Net cash provided by/(used in) operating activities	31,914	(5,236)
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(15,850)	(9,181)
Proceeds from sale of corporate aircraft	—	3,167
Net proceeds from infrastructure improvement incentives	—	2,937
Purchases of short-term investments	(14,721)	(2,511)
Proceeds from sales and maturities of investments	19,695	38,832
Purchase of investment securities	(1,210)	(2,204)
Net cash (used in)/provided by investing activities	(12,086)	31,040
FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	—	364
Repayment of long-term debt	(3,250)	(3,009)
Dividends paid	(27,237)	(27,093)
Debt issuance costs	(850)	(758)
Proceeds from issuance of stock	992	895
Excess tax benefits from stock-based payment arrangements	426	485
Net cash used in financing activities	(29,919)	(29,116)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,091)	(3,312)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,227	32,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,136	$29,599
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	$1,176	$720
Non-cash purchase of investment securities (See Note 9)	$13,800	$—

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

1. Basis of Presentation and Business Description
The accompanying consolidated financial statements include the accounts of WWE. “WWE” refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to WWE. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

2. Significant Accounting Policies
Cost of Revenues
Included within Costs of revenues are the following:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amortization and impairment of feature film assets	$1,524	$1,141	$2,933	3,210
Amortization of television production assets	16,314	5,121	26,368	19,435
Amortization of Network content delivery and technology assets	981	698	2,793	1,394
Total amortization and impairment included in costs of revenues	$18,819	$6,960	$32,094	$24,039
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

2. Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965)”. This three part ASU simplifies current benefit plan accounting and reduces disaggregation requirements on the presentation of plan investment information.  The applicable Part I and Part II amendments should be applied retrospectively for all financial statements presented and are effective for reporting periods beginning after December 15, 2015, which for the Company will be effective for the fiscal year beginning January 1, 2016, with early adoption permitted.  We are currently evaluating the impact of the adoption of this new standard and do not expect it to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, which for the Company will be effective for the fiscal year beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact of the adoption of this new standard and do not expect it to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact of adoption of this new standard on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This standard clarifies the guidance issued in ASU No. 2015-03 as it relates to the treatment of debt issuance costs related to revolving lines of credit. ASU No. 2015-15 states that for debt issuance costs related to line-of credit arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These updates are effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2016. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." This standard modified the evaluation of whether certain limited partnerships and legal entities are variable interest entities, eliminated the presumption that the general partner should consolidate a limited partnership, affected the consolidation analysis of reporting entities that are involved with variable interest entities, and provided a scope exception from consolidation for entities with interests in legal entities that are similar to money market funds. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This guidance is effective for our fiscal year beginning January 1, 2017 and for interim periods beginning January 1, 2018. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

2. Significant Accounting Policies (continued)
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This standard requires that management evaluate and, if required, disclose conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the first annual period ending after December 15, 2016, and interim periods thereafter. The standard update is effective for our fiscal year beginning January 1, 2016. We are currently evaluating the impact of the adoption of this new standard and do not expect it to have a material impact on our consolidated financial statements.

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

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

3. Segment Information (continued)
The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net revenues:
Network	$40,883	$26,119	$118,618	$87,786
Television	65,247	42,198	175,532	126,277
Home Entertainment	2,937	3,625	10,756	19,488
Digital Media	5,809	5,001	13,888	16,879
Live Events	26,046	21,742	91,782	83,742
Licensing	11,557	10,011	39,325	29,534
Venue Merchandise	4,889	4,163	17,960	15,663
WWEShop	5,990	4,290	17,119	12,485
WWE Studios	1,751	1,928	5,334	8,009
Corporate & Other	1,123	1,106	2,278	2,202
Total net revenues	$166,232	$120,183	$492,592	$402,065
OIBDA:
Network	$17,653	$2,317	$33,385	$(8,619)
Television	26,552	20,712	73,691	43,001
Home Entertainment	1,336	1,277	3,994	10,423
Digital Media	3,243	2,004	2,273	811
Live Events	6,432	3,850	30,683	23,149
Licensing	7,062	5,828	24,305	16,450
Venue Merchandise	1,753	1,632	7,009	6,325
WWEShop	1,052	729	3,590	2,400
WWE Studios	(896)	(421)	(1,295)	940
Corporate & Other	(40,738)	(35,237)	(120,012)	(113,974)
Total OIBDA	$23,449	$2,691	$57,623	$(19,094)
Reconciliation of Total Operating Income (Loss) to Total OIBDA

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total operating income (loss)	$17,878	$(5,039)	$40,295	$(39,742)
Depreciation and amortization	5,571	7,730	17,328	20,648
Total OIBDA	$23,449	$2,691	$57,623	$(19,094)

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

3. Segment Information (continued)
Geographic Information
Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
North America	$125,857	$93,866	$373,607	$318,842
Europe/Middle East/Africa	22,736	11,646	75,150	47,840
Asia Pacific	15,901	13,704	38,388	30,991
Latin America	1,738	967	5,447	4,392
Total net revenues	$166,232	$120,183	$492,592	$402,065
Revenues generated from the United Kingdom, our largest international market, totaled $16,297 and $7,699, and $49,609 and $27,606 for the three and nine months ended September 30, 2015 and 2014, respectively. The Company’s property and equipment was almost entirely located in the United States at September 30, 2015 and 2014.
4. Earnings (Loss) Per Share
  For purposes of calculating basic and diluted earnings (loss) per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$10,365	$(5,921)	$25,257	$(28,454)

Weighted-average basic common shares outstanding	75,819	75,402	75,627	75,232
Dilutive effect of restricted and performance stock units (a)	669	—	612	—
Dilutive effect of employee share purchase plan (a)	—	—	1	—
Weighted-average dilutive common shares outstanding	76,488	75,402	76,240	75,232

Earnings (loss) per share:
Basic and diluted	$0.14	$(0.08)	$0.33	$(0.38)

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	—	346	—	346
(a) Due to a loss for the period, zero incremental shares are included for the three and nine months ended September 30, 2014 because the effect would be antidilutive.

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
The following table summarizes the RSU activity during the nine months ended September 30, 2015:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	119,220	$20.39
Granted	220,970	$14.48
Vested	(42,835)	$19.24
Forfeited	(36,403)	$15.28
Dividend equivalents	6,688	$16.48
Unvested at September 30, 2015	267,640	$16.29

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

The Company began expensing the second award of $7,500 concurrent with the first award beginning in February 2015. There are no units associated with this award in the table below as of September 30, 2015 since the targeted number of shares will be determined when the 2016 performance targets are determined (the targeted number of shares will be based on the $7,500 communicated value). We recorded $533 and $1,333 of stock compensation expense related to the second award during the three and nine months ended September 30, 2015, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

5. Stock-Based Compensation (continued)
The following table summarizes the PSU activity during the nine months ended September 30, 2015:

	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	733,768	$14.89
Granted	1,000,146	$16.90
Achievement adjustment	7,056	$14.36
Vested	(443,982)	$13.69
Forfeited	(54,146)	$17.27
Dividend equivalents	12,184	$15.97
Unvested at September 30, 2015	1,255,026	$17.22
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
Stock-based compensation costs, which includes costs related to RSUs, PSUs and the Company's Employee Stock Purchase Plan, totaled $4,305 and $1,597, and $12,092 and $6,497 for the three and nine months ended September 30, 2015 and 2014, respectively.
6. Property and Equipment
Property and equipment consisted of the following:

	As of
	September 30, 2015	December 31, 2014
Land, buildings and improvements	$107,501	$106,058
Equipment	121,717	107,753
Corporate aircraft	31,277	31,277
Vehicles	244	244
	260,739	245,332
Less accumulated depreciation	(147,326)	(131,284)
Total	$113,413	$114,048
Depreciation expense for property and equipment totaled $5,147 and $7,314, and $16,052 and $19,420 for the three and nine months ended September 30, 2015 and 2014, respectively. Depreciation expense for the third quarter of 2014 includes an impairment charge of $1,757 related to a change in business strategy during 2014 related to our gamification platform. In addition to the aforementioned impairment charge, depreciation expense for the nine months ended September 30, 2014 includes an adjustment of $1,600 to reduce the carrying value of the Company's former Corporate Aircraft to its estimated fair value prior to its sale.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

7. Feature Film Production Assets, Net
Feature film production assets consisted of the following:

	As of
	September 30, 2015	December 31, 2014
In release	$13,502	$12,063
Completed but not released	4,177	3,865
In production	9,540	10,036
In development	591	507
Total	$27,810	$26,471
Approximately 37% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 72% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production asset within four years as we receive revenues associated with television distribution of our licensed films. During the three and nine months ended September 30, 2015 and 2014, we amortized $1,254 and $1,141, and $2,663 and $3,210, respectively, of feature film production assets.
During the nine months ended September 30, 2015, we released two feature films direct via limited theatrical distribution, Vendetta and 12 Rounds 3: Lockdown, and two films direct to DVD, The Flintstones & WWE: Stone Age SmackDown and The Marine 4: Moving Target. These four films comprise approximately $4,500 of our "In release" feature film assets as of September 30, 2015. Third-party distributors control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film.
We currently have three films designated as “Completed but not released” and have seven films “In production.” We also have capitalized certain script development costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the nine months ended September 30, 2014, we expensed $339 related to previously capitalized development costs related to abandoned projects. We did not incur any comparable expense in the current year periods.
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
We recorded an impairment charge of $270 related to our feature film, Oculus, during the three and nine months ended September 30, 2015. This impairment charge represents the excess of the recorded net carrying value over the estimated fair value. We did not record any impairment charges during the three and nine months ended September 30, 2014 related to our feature films.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

8. Television Production Assets, Net
Television production assets consisted of the following:

	As of
	September 30, 2015	December 31, 2014
In release	$2,726	$1,035
Completed but not released	—	1,259
In production	3,296	3,538
Total	$6,022	$5,832
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
Amortization of television production assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Network programming	$1,856	$1,621	$4,765	$9,668
Television programming	14,458	3,500	21,603	9,767
Total	$16,314	$5,121	$26,368	$19,435
Costs to produce our live event programming are expensed when the event is first broadcast and are not included in the capitalized costs or amortization tables noted above.
Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will write-off the remaining unamortized asset. During the three and nine months ended September 30, 2015 and 2014, we did not record any impairments related to our television production assets.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

9. Investment Securities and Short-Term Investments
Included in Investment Securities in our Consolidated Balance Sheets as of September 30, 2015 are $8,100 of cost method investments and $14,275 related to an equity method investment. As of December 31, 2014, Investment Securities included $7,200 in cost method investments.
Cost Method Investments:
WWE maintains several cost method investments. On March 14, 2014, the Company invested $2,000 in Series E Preferred Stock of a software application developer. On May 30, 2013, the Company made an investment of $2,200 in a live event touring business. During the nine months ended September 30, 2015, we made additional investments of $385 and $515 in the software application developer and live event touring business, respectively. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. The Company did not record any impairment charges on our cost method investments during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company recorded an impairment charge of $3,962 on our investment in a mobile video publishing business for the excess of the carrying value over the estimated fair value of $3,000. This impairment charge resulted from a reassessment of the fair value of the investment following a change in the capital structure of the business.
Equity Method Investment:
In March 2015, WWE entered into an agreement with ABG to form a joint venture, Tapout. ABG has agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout. The Company has agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment based on the fair value of the existing licensing contracts contributed by ABG. Our interest on the inception date of the agreement was determined to be $13,800. As discussed in Note 2, Significant Accounting Policies, although this investment is characterized as a variable interest entity, we do not meet the requirements of having a controlling financial interest, and therefore, we do not consolidate our investment. Instead, we account for our interest in Tapout using the equity method of accounting. To the extent that Tapout records income or losses, we will record our share proportionate to our ownership percentage, and any dividends received would reduce the carrying amount of the investment. No indicators of impairment were noted during the three and nine months ended September 30, 2015.
Classified within Investment Securities as of September 30, 2015 was $14,275 of assets related to our investment in Tapout. We also recorded a liability for the service obligation to Tapout, which is measured net of the services provided to date. As promotional services are provided to Tapout, we will record revenue and reduce the existing service obligation. During the three and nine months ended September 30, 2015, we recorded revenues of $1,580 and $1,680, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of September 30, 2015 was $12,120, and was included in Deferred Income and Non-Current Deferred Income for $1,080 and $11,040, respectively.
Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $12,120 as of September 30, 2015. Creditors of Tapout do not have recourse against the general credit of the Company.

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

9. Investment Securities and Short-Term Investments (continued)
Short-Term Investments:
Short-term investments measured at fair value consisted of the following:

	September 30, 2015				December 31, 2014
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gain	(Loss)	Fair Value	Amortized Cost	Gain	(Loss)	Fair Value
Municipal bonds	$19,036	$38	$(7)	$19,067	$19,962	$39	$(9)	$19,992
Corporate bonds	40,927	38	(98)	40,867	43,388	20	(199)	43,209
Government agency bonds	2,500	—	—	2,500	5,000	—	(15)	4,985
Total	$62,463	$76	$(105)	$62,434	$68,350	$59	$(223)	$68,186
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
Our municipal, corporate and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of September 30, 2015, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month - 3 years
Corporate bonds	1 year - 3 years
Government agency bonds	3 years
The following table summarizes the short-term investment activity:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Proceeds from sale of short-term investments	$—	$14,794	$—	$22,572
Proceeds from maturities and calls of short-term investments	13,605	7,225	$19,695	$16,260
Purchases of short-term investments	10,100	—	$14,721	$2,511
Gross realized loss on sale of short-term investments	—	(40)	$—	$(37)
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

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.
The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at September 30, 2015				Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$19,067	$—	$19,067	$—	$19,992	$—	$19,992	$—
Corporate bonds	40,867	—	40,867	—	43,209	—	43,209	—
Government agency bonds	2,500	—	2,500	—	4,985	—	4,985	—
Total	$62,434	$—	$62,434	$—	$68,186	$—	$68,186	$—
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
The fair value measurements of our cost method investments are classified within Level 3, as significant unobservable inputs are used to measure the fair value of these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. The Company did not record an impairment charge on these assets during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company recorded an impairment charge of $3,962 on our investment in a mobile video publishing business for the excess of the carrying value over the estimated fair value of $3,000. See Note 9, Investment Securities and Short-Term Investments, for further discussion.
The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the three and nine months ended September 30, 2015, the Company recorded impairment charges of $270 on feature film production assets based upon fair value measurements of $1,430. See Note 7, Feature Film Production Assets, for further discussion. During the nine months ended September 30, 2014, the Company recorded an adjustment of $1,600 to reduce the carrying value of our former Corporate Aircraft to its estimated fair value of $3,400 and recorded an impairment charge of $1,757 related to the write-down of certain assets of our gamification business in connection with a change

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

10. Fair Value Measurement (continued)
in business strategy. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.
The fair value of the Company’s long-term debt, consisting of a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At September 30, 2015, the face amount of the note approximates its fair value.
11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	As of
	September 30, 2015	December 31, 2014
Trade related	$8,206	$6,721
Staff related	6,232	6,558
Management incentive compensation	16,289	13,279
Talent related	4,245	6,446
Accrued WWE Network related expenses	4,471	5,155
Accrued event and television production	6,401	5,612
Accrued home entertainment expenses	276	953
Accrued legal and professional	2,458	1,483
Accrued purchases of property and equipment and other assets	1,176	1,452
Accrued film liability	2,513	2,521
Accrued income taxes (a)	5,760	—
Accrued other	9,820	7,398
Total	$67,847	$57,578
(a) At December 31, 2014, income taxes had a refundable balance of $1,141 and was included in prepaid expenses and other current assets on our Consolidated Balance Sheets.
Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The increase in accrued expenses is primarily due to the change in the Company's tax position and an increase in management incentive compensation based on the Company's performance.
12. Debt
Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corp. and WWE Studios Finance Holding Corp. (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”). Funds under the Film Credit Facility can be used for, among other things, development of films and television projects. Under the Film Credit Facility, the WWE Studios Finance Corp. is allowed to borrow amounts of up to an aggregate of $35,000 based on a borrowing base formula. As of September 30, 2015, there have been no borrowings under the Film Credit Facility. The Film Credit Facility has a five-year term, and it is secured by substantially all the assets of the Loan Parties. The applicable interest rate for borrowings under the Film Credit Facility is a LIBOR-based rate plus 2.50% on LIBOR-based borrowings or an alternate base rate plus 1.50% for alternate base rate borrowings, in all cases subject to adjustment downward based on the status of film projects. As of September 30, 2015, the LIBOR-based rate plus margin was 2.83%. The Loan Parties are required to pay certain fees, including a commitment fee, calculated at a rate per annum of 0.50% on the average daily unutilized portion of the Film Credit Facility. Under the terms of the Film Credit Facility,

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

12. Debt (continued)
the Loan Parties are subject to certain financial covenants and restrictions, including limitations with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. As of September 30, 2015, the Company was in compliance with the Film Credit Facility, and had available capacity under the terms of the Film Credit Facility of approximately $7,200.

Revolving Credit Facility

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent (the "Revolving Credit Facility"). Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of September 30, 2015, the LIBOR-based rate plus margin was 2.08%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

During 2013 and 2014, the Company entered into amendments to the Revolving Credit Facility whereby (i) the maturity date was extended to September 9, 2016, (ii) changes were made to the applicable margin for borrowings under the facility, and (iii) restrictions on certain financial covenants were amended to provide for greater financial flexibility. The amendments also included certain additional allowances for the Company to make investments in special film entities.

As of September 30, 2015, the Company was in compliance with the Revolving Credit Facility, as amended, and had available capacity under the terms of the Revolving Credit Facility of approximately $178,000. As of September 30, 2015 and December 31, 2014, there were no amounts outstanding under the Revolving Credit Facility.

Aircraft Financing

On August 7, 2013, the Company entered into a $31,568 promissory note (the “Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013, and has a final maturity of August 7, 2020. The Note is secured by a first priority perfected security interest in the purchased aircraft. As of September 30, 2015 and December 31, 2014, the amounts outstanding related to the Note were $22,670 and $25,920, respectively.

13. Concentration of Credit Risk
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At September 30, 2015, our two largest receivable balances from customers were 16% and 13%, respectively, of our gross accounts receivable. At December 31, 2014, we had one customer that made up 14% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

14. Income Taxes
As of September 30, 2015, we had $16,263 of deferred tax assets, net, included in current assets and $29,330 included in non-current income tax assets in our Consolidated Balance Sheets. As of December 31, 2014, we had $24,120 of deferred tax assets, net, included in current assets and $10,915 included in non-current income tax assets in our Consolidated Balance Sheets. The net increase in our deferred tax asset balances was primarily driven by the recognition of taxable income associated with deferred income receipts.

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

15. Film and Television Production Incentives
The Company has access to various governmental programs that are designed to promote film and television production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film production activities and capital projects are recorded as an offset to the related asset balances. Incentives earned with respect to television and other production activities are recorded as an offset to production expenses. The Company recognizes these benefits when we have reasonable assurance regarding the realizable amount of the incentives.
We recorded the following incentives during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Television production activities	$9,886	$10,833	$11,100	$10,833
Film production activities	50	1,515	108	1,971
Infrastructure improvements on qualifying capital projects (a)	—	427	—	3,080
Total	$9,936	$12,775	$11,208	$15,884
(a) Of the $3,080 received, the Company recorded $2,937 as a reduction in property and equipment.
16. Commitments and Contingencies
Legal Proceedings
On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015 a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut

WORLD WRESTLING ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)

16. Commitments and Contingencies (continued)
due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint. Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. Lastly, on June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint. The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit. The Company intends to continue to defend itself against these lawsuits vigorously.
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

Results of Operations
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
(dollars in millions)
Summary

	Three Months Ended
	September 30, 2015	September 30, 2014	increase (decrease)
Net Revenues
Media Division	$114.9	$76.9	49%
Live Events	26.1	21.8	20%
Consumer Products Division	22.4	18.5	21%
WWE Studios	1.7	1.9	(11)%
Corporate & Other	1.1	1.1	—%
Total	166.2	120.2	38%

OIBDA
Media Division	48.8	26.3	86%
Live Events	6.4	3.9	64%
Consumer Products Division	9.9	8.2	21%
WWE Studios	(0.9)	(0.4)	(125)%
Corporate & Other	(40.8)	(35.3)	(16)%
Total	23.4	2.7	767%
OIBDA as a percentage of revenues	14%	2%

Depreciation and amortization	5.5	7.7	(29)%
Operating income (loss)	17.9	(5.0)	458%
Loss on equity investment	—	(4.0)	100%
Investment, interest, and other expense, net	(0.6)	(1.5)	60%
Income (loss) before income taxes	17.3	(10.5)	265%
Provision for (benefit from) income taxes	6.9	(4.6)	250%
Net income (loss)	$10.4	$(5.9)	276%

The comparability of our results were impacted by $4.2 million in restructuring charges in the prior year quarter, of which $2.4 million related to severance and other costs and is included in Corporate and Other Expense with $0.3 million included in our Digital Media segment, and $1.8 million related to the impairment of gamification assets and is included in depreciation and amortization expense. The prior year quarter also included a $4.0 million impairment of an equity investment, reflected in loss on equity investment.
Our Media division revenues increased by 49% compared to the prior year quarter, primarily due to the escalation of television rights fees and increased subscription revenue related to the growth of WWE Network in new and existing territories. Our Live Events segment experienced a 20% increase in revenues primarily driven by higher attendance and higher average ticket prices. Our Consumer Products division experienced a 21% increase in revenues, primarily driven by higher licensing revenues from our video games, partially offset by decreased venue merchandise sales. Our WWE Studios segment reflected a 11% decrease in revenues driven by the timing of our film releases and the performance of our movie portfolio.

Media Division
The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions except where noted):

	Three Months Ended
Revenues-Media Division	September 30, 2015	September 30, 2014	increase (decrease)
Network	$40.9	$26.1	57%
Subscriptions	$36.4	$22.4	63%
Pay-per-view	$4.5	$3.7	22%
Monthly subscription price (dollars) (a)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,233,100	731,400	69%
Domestic	990,200	702,900	41%
International	242,900	28,500	752%
Number of average paid subscribers	1,173,000	723,200	62%
Number of pay-per-view events	3	3	—%
Number of buys from pay-per-view events	360,200	284,600	27%
Average revenue per pay-per-view buy (dollars)	$12.65	$12.83	(1)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Television	$65.2	$42.2	55%
Home entertainment	$3.0	$3.6	(17)%
Gross units shipped	368,000	429,000	(14)%
Digital media	$5.8	$5.0	16%
Total	$114.9	$76.9	49%
Television Ratings
Average weekly household ratings for RAW	3.2	3.4	(6)%
Average weekly household ratings for SmackDown	2.0	2.2	(9)%
Average weekly household ratings for Total Divas (E!)	1.3	1.4	(7)%

(a) This is our pricing for our domestic subscribers. In certain international territories, subscribers can access the network by other means and/or subscription pricing may vary.

	Three Months Ended
OIBDA-Media Division	September 30, 2015	September 30, 2014	increase (decrease)
Network	$17.7	$2.3	670%
Television	26.6	20.7	29%
Home entertainment	1.3	1.3	—%
Digital media	3.2	2.0	60%
Total	$48.8	$26.3	86%
OIBDA as a percentage of revenues	42%	34%

Network revenues, which include revenues generated by the WWE Network and pay-per-view, increased by $14.8 million, or 57%, in the current year quarter as compared to the prior year quarter. WWE Network revenues increased by $14.0 million, or 63%, in the current year quarter as compared to the prior year quarter, driven primarily by the increase in paid subscribers. During the quarter ended September 30, 2015, WWE Network had an average of 1,173,000 paid subscribers, compared to an average of 723,200 subscribers in the prior year quarter. WWE Network, which launched on February 24, 2014, is a 24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library. During the quarter there were approximately 452,800 gross additions to WWE Network’s subscriber base, offset by churn of 375,800 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). The subscription pricing of WWE Network at September 30, 2015 is $9.99 per month with no minimum commitment. Additionally, pay-per-view revenues increased $0.8 million, or 22%, resulting primarily from a 27% increase in pay-per-view buys. Network OIBDA increased to $17.7 million in the current year quarter as compared to $2.3 million in the prior year quarter. Included in the prior year quarter were higher customer service costs associated with the Network's launch, partially offset by higher variable costs in the current year related to increased subscriber levels.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $23.0 million, or 55%, in the current year quarter as compared to the prior year quarter. Television rights fees in the current quarter include approximately $10.9 million in net incremental revenue associated with the renewal and extension of certain key television distribution agreements, which became effective in the fourth quarter of 2014 or the first quarter of 2015. The increase in revenue was also attributable to the timing of airing Total Divas, which aired the complete fourth season featuring 13 episodes in the current year quarter, as compared to four episodes of the third season in the prior year quarter. The Company also recognized revenues related to the relaunch of Tough Enough, which aired eight episodes during the current year quarter and did not take place in the prior year quarter. Television OIBDA as a percentage of revenues decreased to 41% in the current year quarter as compared to 49% in the prior year quarter, primarily driven by an increase in the costs incurred to produce television programming.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $0.6 million, or 17%, in the current year quarter compared to the prior year quarter. The decrease was due to a 14% decline in units shipped to 368,000 units, partially offset by a 27% increase in the average price per unit sold. The decline in units shipped related to fewer new releases of titles and certain content previously released on DVD being available on WWE Network. Home entertainment OIBDA as a percentage of revenues increased to 43% in the current year quarter as compared to 36% in the prior year quarter, primarily driven by lower material costs and talent royalties.

Digital media revenues increased by $0.8 million, or 16%, in the current year quarter as compared to the prior year quarter, primarily due to higher advertising revenues, including the delivery of promotional services associated with an equity investment. This increase was partially offset by the loss of revenues from the discontinuation of our publishing business in the second half of 2014.  Digital media OIBDA as a percentage of revenues increased to 55% in the current year quarter as compared to 40% in the prior year quarter, driven by higher revenues and the absence of our publishing business.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions except where noted):

	Three Months Ended
Revenues-Live Events	September 30, 2015	September 30, 2014	increase (decrease)
Live events	$25.6	$21.6	19%
North America	$21.1	$17.3	22%
International	$4.5	$4.3	5%
Total live event attendance	458,100	421,300	9%
Number of North American events	79	73	8%
Average North American attendance	5,100	5,100	—%
Average North American ticket price (dollars)	$48.98	$44.60	10%
Number of international events	6	6	—%
Average international attendance	8,900	7,700	16%
Average international ticket price (dollars)	$84.73	$92.89	(9)%
Travel packages	$0.5	$0.2	150%
Total	$26.1	$21.8	20%

	Three Months Ended
OIBDA-Live Events	September 30, 2015	September 30, 2014	increase (decrease)
Live events	$6.3	$3.8	66%
Travel packages	0.1	0.1	—%
Total	$6.4	$3.9	64%
OIBDA as a percentage of revenues	25%	18%
Live events revenues, which include revenues from ticket sales and travel packages, increased 20% to $26.1 million in the current year quarter as compared to the prior year quarter. Revenues from our North America live events business increased $3.8 million, or 22%, in the current year quarter compared to the prior year quarter, primarily driven by six additional events and higher average ticket prices. Revenues from our international live events business increased 5% over the prior year quarter, primarily driven by a 16% increase in attendance, partially offset by changes in exchange rates that resulted in lower average ticket prices. Live events OIBDA as a percentage of revenue increased to 25% in the current year quarter compared to 18% in the prior year quarter, driven by increased revenues, partially offset by higher talent and travel costs.

Consumer Products Division
The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Three Months Ended
Revenues-Consumer Products Division	September 30, 2015	September 30, 2014	increase (decrease)
Licensing	$11.5	$10.0	15%
Venue merchandise	4.9	4.2	17%
Domestic per capita spending (dollars)	$10.47	$9.69	8%
WWEShop	6.0	4.3	40%
Average WWEShop revenues per order (dollars)	$44.47	$47.70	(7)%
Total	$22.4	$18.5	21%

	Three Months Ended
OIBDA-Consumer Products Division	September 30, 2015	September 30, 2014	increase (decrease)
Licensing	$7.1	$5.9	20%
Venue merchandise	1.7	1.6	6%
WWEShop	1.1	0.7	57%
Total	$9.9	$8.2	21%
OIBDA as a percentage of revenues	44%	44%
Licensing revenues increased by $1.5 million, or 15%, in the current year quarter as compared to the prior year quarter, driven largely by improved performance of our video games of $0.9 million. The increased performance of our video games in the current year quarter is derived from both higher unit sales of our Immortals mobile video game, and from higher sales of downloadable content associated with the WWE branded game, WWE SuperCard. Licensing OIBDA as a percentage of revenues increased to 62% in the current year quarter from 59% in the prior year quarter. The prior year quarter included approximately $0.6 million of costs associated with Slam City webisodes produced to support a line of toys with Mattel®. There were no similar costs in the current year quarter.
Venue merchandise revenues increased by $0.7 million, or 17%, in the current year quarter as compared to the prior year quarter primarily due to an increase in domestic revenue from six additional events being held in the current year quarter and an 8% increase in per capita merchandise spend. Venue merchandise OIBDA as a percentage of revenues decreased to 35% in the current year quarter from 38% in the prior year quarter, primarily due to increased product costs.
WWEShop revenues increased by $1.7 million, or 40%, in the current year quarter compared to the prior year quarter, based on a 50% increase in the volume of online merchandise sales to approximately 134,700 orders. Orders increased primarily due to the impact of increased marketing and improved product assortment, as well as increased revenue from our international E-commerce business. This increase was partially offset by a 7% decline in the average revenue per order to $44.47 in the current year quarter. WWEShop OIBDA as a percentage of revenues remained relatively flat as compared to the prior year quarter.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Three Months Ended September 30,
	Release	Production	September 30,	Inception to-date		Revenue		OIBDA
Title	Date	Costs (a)	2015	Revenue	OIBDA	2015	2014	2015	2014
2015
12 Rounds 3: Lockdown	Sept. 2015	$1.0	$1.0	$—	$—	$—	$ N/A	$—	$ N/A
Vendetta	June 2015	1.0	1.0	—	—	—	N/A	—	N/A
The Marine 4: Moving Target	April 2015	1.3	1.3	—	—	—	N/A	—	N/A
The Flintstones & WWE: Stone Age Smackdown	Mar. 2015	1.2	1.2	—	—	—	N/A	—	N/A
		4.5	4.5	—	—	—	—	—	—
2014
Jingle All the Way 2	Dec. 2014	1.6	1.4	0.2	0.1	0.2	N/A	0.1	N/A
Queens of the Ring	Nov. 2014	—	—	—	—	—	N/A	—	N/A
See No Evil 2	Oct. 2014	1.1	0.5	0.6	0.1	0.2	N/A	—	N/A
Leprechaun: Origins	Aug. 2014	1.0	0.5	0.6	0.2	0.1	—	—	—
Road to Paloma	July 2014	—	—	0.3	0.1	0.1	—	—	—
Oculus	Apr. 2014	3.0	1.4	—	(1.6)	—	—	(0.3)	—
Scooby Doo! WrestleMania Mystery	Mar. 2014	1.2	0.4	2.5	1.6	—	0.5	—	0.2
		7.9	4.2	4.2	0.5	0.6	0.5	(0.2)	0.2

Prior Releases		131.9	4.8	119.1	(29.1)	1.1	1.4	0.4	0.6

Completed but not released		4.2	4.2	—	—	—	—	—	—
In production		9.5	9.5	—	—	—	—	—	—
In development		0.6	0.6	—	(4.4)	—	—	—	—
Sub-total		$158.6	$27.8	$123.3	$(33.0)	$1.7	$1.9	0.2	0.8
Selling, General & Administrative Expenses								(1.1)	(1.2)
Total								$(0.9)	$(0.4)
(a) Production costs are presented net of the associated benefit of production incentives.

During the current year quarter, we released one feature film, 12 Rounds 3: Lockdown, via limited theatrical distribution. Third-party distributors control the distribution and marketing of this film and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of the film.
WWE Studios revenues decreased 11% to $1.7 million in the current year quarter as compared to the prior year quarter. The decrease in revenue is driven by the timing of our film releases and when participation statements are received. In the prior year quarter we recognized revenues of $0.5 million from our film, Scooby Doo! Wrestlemania Mystery, which was released in 2014, and $0.9 million related to our 2013 film releases. WWE Studios OIBDA decreased to a loss of $0.9 million in the current year quarter as compared to a loss of $0.4 million the prior year quarter, primarily due to the decline in revenues and the impact from a film impairment charge of $0.3 million recorded during the current year quarter.
At September 30, 2015, the Company had $27.8 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet, of which $13.5 million is for films in-release, and the remaining $14.3 million is for films that are completed, pending release, in production or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value. During the current year quarter, the Company recorded an impairment charge of $0.3 million for Oculus, which was released in 2014. There were no impairment charges recorded in the prior year quarter.

Corporate & Other
The following tables present the detailed information for our Corporate and Other segment (dollars in millions):

	Three Months Ended
Revenues- Corporate & Other	September 30, 2015	September 30, 2014	increase (decrease)
Other	$1.1	$1.1	—%
Other revenues include revenues associated with talent appearances.

	Three Months Ended
OIBDA- Corporate & Other	September 30, 2015	September 30, 2014	increase (decrease)
Corporate & Other	$(40.8)	$(35.3)	(16)%

Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant Corporate and Other expenses:

	Three Months Ended
	September 30, 2015	September 30, 2014	increase (decrease)
Staff related	$14.8	$14.8	—%
Management incentive compensation	6.3	2.8	125%
Legal, accounting and other professional	6.0	4.9	22%
Travel and entertainment expense	1.5	1.4	7%
Advertising, marketing and promotion	1.4	2.1	(33)%
Corporate insurance	1.4	1.0	40%
Bad debt expense	—	(0.4)	100%
All other	10.5	9.8	7%
Total	$41.9	$36.4	15%
Corporate & Other as a percentage of net revenues	25%	30%
Corporate and Other expenses primarily include corporate overhead and certain expenses related to our sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and Other expenses increased by $5.5 million, or 15%, in the current year quarter compared to the prior year quarter. This increase was primarily driven by an increase of $3.5 million in management incentive compensation reflecting amounts expected to be paid based on the Company's operating performance, as well as, $1.0 million in increased legal fees.
Depreciation and Amortization
(dollars in millions)

	Three Months Ended
	September 30, 2015	September 30, 2014	increase (decrease)
Depreciation and amortization	$5.5	$7.7	(29)%
Depreciation and amortization expense in the current year quarter decreased $2.2 million, or 29%, as compared to the prior year quarter. Depreciation expense in the prior year quarter included an impairment charge of $1.8 million related to a change in business strategy during 2014 related to our gamification platform.
Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Three Months Ended
	September 30, 2015	September 30, 2014	increase (decrease)
Loss on equity investment	$—	$(4.0)	100%
Investment income, interest and other expense, net	$(0.6)	$(1.5)	60%
The prior year quarter included an impairment charge of $4.0 million on an equity investment for the excess of the carrying value over its estimated fair value. Investment income, interest and other expense, net yielded an expense of $0.6 million in the current year quarter as compared to $1.5 million in the prior year quarter, reflecting higher investment income.

Income Taxes
(dollars in millions)

	Three Months Ended
	September 30, 2015	September 30, 2014	increase (decrease)
Provision for (benefit from) income taxes	$6.9	$(4.6)	250%
Effective tax rate	40%	44%

The effective tax rate was 40% in the current year quarter as compared to 44% in the prior year quarter. The current quarter's rate was adversely impacted by the revaluation of deferred tax balances due to a change in the estimated state tax rate. The prior year quarter benefited from the recognition of previously unrecognized tax benefits related to various statutes of limitations expiring.

Results of Operations
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
(dollars in millions)
Summary

	Nine Months Ended
	September 30, 2015	September 30, 2014	increase (decrease)
Net Revenues
Media Division	$318.8	$250.4	27%
Live Events	91.8	83.8	10%
Consumer Products Division	74.4	57.7	29%
WWE Studios	5.3	8.0	(34)%
Corporate & Other	2.3	2.2	5%
Total	$492.6	$402.1	23%

OIBDA
Media Division	$113.4	$45.6	149%
Live Events	30.7	23.2	32%
Consumer Products Division	34.9	25.2	38%
WWE Studios	(1.3)	0.9	(244)%
Corporate & Other	(120.1)	(114.0)	(5)%
Total	$57.6	$(19.1)	402%
OIBDA as a percentage of revenues	12%	(5)%

Depreciation and amortization	$17.3	$20.6	(16)%
Operating income (loss)	40.3	(39.7)	202%
Loss on equity investment	—	(4.0)	100%
Investment, interest, and other expense, net	(1.5)	(2.1)	29%
Income (loss) before income taxes	38.8	(45.8)	185%
Provision for (benefit from) income taxes	13.5	(17.3)	178%
Net income (loss)	$25.3	$(28.5)	189%

The comparability of our results were impacted by $4.2 million in restructuring charges in the prior year period, of which $2.4 million related to severance and other costs and is included in Corporate and Other Expense with $0.3 million included in our Digital Media Segment, and $1.8 million related to the impairment of gamification assets and is included in depreciation and amortization expense. The prior year period also included a $4.0 million impairment of an equity investment, reflected in loss on equity investment, and a $1.6 million adjustment to reduce the carrying value of the old corporate aircraft to its estimated fair value, included in depreciation expense.
Our Media division revenues increased 27% compared to the prior year period, primarily due to increased subscription revenue related to the growth of WWE Network in new and existing territories, and the escalation of television rights fees. Our Live Events segment revenues increased 10%, primarily driven by additional events and higher average ticket prices. Our Consumer Products division experienced a 29% increase in revenues, primarily driven by higher licensing revenues from our video games. Our WWE Studios segment reflected a 34% decrease in revenues driven by the timing of our film releases and the performance of our movie portfolio.
Media Division
The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Nine Months Ended
Revenues-Media Division	September 30, 2015	September 30, 2014	increase (decrease)
Network	$118.6	$87.8	35%
Subscriptions	$101.6	$46.2	120%
Pay-per-view	$17.0	$41.3	(59)%
WWE Classics On Demand (a)	$—	$0.3	(100)%
Monthly subscription price (dollars) (b)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,233,100	731,400	69%
Domestic	990,200	702,900	41%
International	242,900	28,500	752%
Number of average paid subscribers	1,106,400	514,700	115%
Number of pay-per-view events	9	9	—%
Number of buys from pay-per-view events	1,128,700	2,020,600	(44)%
Average revenue per pay-per-view buy (dollars)	$15.26	$20.29	(25)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	$59.95	—%
Television	$175.5	$126.2	39%
Home Entertainment	$10.8	$19.5	(45)%
Gross units shipped	1,511,000	2,094,000	(28)%
Digital Media	$13.9	$16.9	(18)%
Total	$318.8	$250.4	27%

Television Ratings
Average weekly household ratings for RAW	3.3	3.5	(6)%
Average weekly household ratings for SmackDown	2.1	2.3	(9)%
Average weekly household ratings for Total Divas (E!)	1.4	1.4	—%

(a) This service was discontinued in January 2014.

(b) This is our pricing for our domestic subscribers. In certain international territories, subscribers can access the network by other means and/or subscription pricing may vary.

	Nine Months Ended
OIBDA-Media Division	September 30, 2015	September 30, 2014	increase (decrease)
Network	$33.4	$(8.6)	488%
Television	73.7	43.0	71%
Home Entertainment	4.0	10.4	(62)%
Digital Media	2.3	0.8	188%
Total	$113.4	$45.6	149%
OIBDA as a percentage of revenues	36%	18%

Network revenues, which include revenues generated by the WWE Network and pay-per-view, increased by $30.8 million, or 35%, in the current year period as compared to the prior year period. WWE Network revenues increased by $55.4 million, or 120%, in the current year period as compared to the prior year period, driven primarily by the increase in paid subscribers. During the nine months ended September 30, 2015, WWE Network had an average of 1,106,400 paid subscribers, compared to an average of 514,700 subscribers in the prior year period. WWE Network, which launched on February 24, 2014, is a 24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library. During the nine months ended September 30, 2015, there were approximately 1,585,000 gross additions to WWE Network's subscriber base, offset by churn of 1,167,900 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). The subscription pricing of WWE Network at September 30, 2015 is $9.99 per month with no minimum commitment. The increased revenues generated by WWE Network in the current year period were partially offset by the decline in pay-per-view revenues of $24.3 million, or 59%. This decline was due to the launch of WWE Network. Network OIBDA as a percentage of revenues increased to a profit of 28% in the current year period as compared to a loss of 10% in the prior year period. The margin was positively impacted by the higher revenues in the current year period, coupled with lower advertising and customer service costs, which were incurred to support the Network's launch in the prior year.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $49.3 million, or 39%, in the current year period as compared to the prior year period. Television rights fees in the current year period include approximately $33.1 million in incremental revenues associated with certain key television distribution agreements, which became effective in the fourth quarter of 2014 or the first quarter of 2015. The increase in revenue was also attributable to the timing of airing Total Divas, which aired 23 episodes, including the complete fourth season, in the current year period, as compared to 15 episodes of the second and third season in the prior year period. The Company also recognized revenues related to the relaunch of Tough Enough, which aired 10 episodes during the current year period and did not take place in the prior year period. Television OIBDA as a percentage of revenues increased to 42% in the current year period compared to 34% in the prior year period, primarily driven by higher revenues, partially offset by an increase in the costs incurred to produce television programming.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $8.7 million, or 45%, in the current year period compared to the prior year period.  The decrease was due to a 28% decline in units shipped and the absence of a $2.5 million minimum guarantee recognized in the prior year period from our former home video distributor. The decline in DVD and Blu-Ray units shipped reflected reduced shipments of WWE's new releases and catalog titles due in part to product mix and timing of releases. Home entertainment OIBDA as a percentage of revenues decreased to 37% in the current year period compared to 53% in the prior year period, primarily driven by the decrease in sell-through rates and the benefit of the minimum guarantee recognized in the prior year.
Digital media revenues decreased by $3.0 million, or 18%, primarily due to the discontinuation of our publishing business in the second half of 2014 and the elimination of our digital pay-per-view product upon launch of WWE Network. These decreases were partially offset by an increase in advertising revenues. Digital media OIBDA as a percentage of revenues increased to 17% in the current year period as compared to 5% in the prior year period, primarily driven by the absence of our publishing business, which was operating at a loss in the prior year before being discontinued.

Live Events
The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Nine Months Ended
Revenues- Live Events	September 30, 2015	September 30, 2014	increase (decrease)
Live events	$89.5	$81.6	10%
North America	$74.5	$66.5	12%
International	$15.0	$15.1	(1)%
Total live event attendance	1,499,600	1,454,500	3%
Number of North American events	217	207	5%
Average North American attendance	6,000	6,100	(2)%
Average North American ticket price (dollars)	$53.66	$49.66	8%
Number of international events	30	29	3%
Average international attendance	6,800	6,400	6%
Average international ticket price (dollars)	$73.07	$79.99	(9)%
Travel packages	$2.3	$2.2	5%
Total	$91.8	$83.8	10%

	Nine Months Ended
OIBDA-Live Events	September 30, 2015	September 30, 2014	increase (decrease)
Live events	$29.6	$22.4	32%
Travel packages	1.1	0.8	38%
Total	$30.7	$23.2	32%
OIBDA as a percentage of revenues	33%	28%
Live events revenues, which include revenues from ticket sales and travel packages, increased 10% to $91.8 million in the current year period as compared to the prior year period. Revenues from our North America live events business increased $8.0 million, or 12%, during the current year period, primarily due to ten additional events and higher average ticket prices, including Wrestlemania. Revenues from our international live events business decreased slightly in the current year period compared to the prior year period, as higher attendance was more than offset by lower average ticket prices, primarily driven by unfavorable changes in exchange rates. Live events OIBDA as a percentage of revenues increased to 33% in the current year period compared to 28% in the prior year period, driven in part, by lower advertising costs and the impact of the increase in revenue.

Consumer Products Division
   The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Nine Months Ended
Revenues-Consumer Products Division	September 30, 2015	September 30, 2014	increase (decrease)
Licensing	$39.3	$29.5	33%
Venue merchandise	18.0	15.7	15%
Domestic per capita spending (dollars)	$10.88	$9.79	11%
WWEShop	17.1	12.5	37%
Average WWEShop revenues per order (dollars)	$45.59	$49.31	(8)%
Total	$74.4	$57.7	29%

	Nine Months Ended
OIBDA-Consumer Products Division	September 30, 2015	September 30, 2014	increase (decrease)
Licensing	$24.3	$16.5	47%
Venue merchandise	7.0	6.3	11%
WWEShop	3.6	2.4	50%
Total	$34.9	$25.2	38%
OIBDA as a percentage of revenues	47%	44%
Licensing revenues increased by $9.8 million, or 33%, in the current year period as compared to the prior year period, driven largely by the improved performance of our video games of $10.6 million, partially offset by lower licensing revenues from our collectibles licenses. The increased performance of our video games in the current year period is derived from both higher unit sales of our franchise game, WWE2K15, and a WWE branded game, WWE SuperCard. Licensing OIBDA as a percentage of revenues increased to 62% in the current year period compared to 56% in the prior year period, primarily due to the increase in revenues. The prior year period included approximately $1.6 million of costs associated with Slam City webisodes produced to support a line of toys with Mattel®. There were no similar costs in the current year period.
Venue merchandise revenues increased by $2.3 million, or 15%, in the current year period as compared to the prior year period primarily due to an increase in domestic per capita merchandise spending of 11%. Venue merchandise OIBDA as a percentage of revenues was essentially flat at approximately 40% in the periods presented.
WWEShop revenues increased by $4.6 million, or 37%, in the current year period compared to the prior year period, based on a 48% increase in the volume of online merchandise sales to approximately 375,500 orders. Orders increased primarily due to the impact of increased marketing and improved product assortment, as well as increased revenue from our international E-commerce business. This increase was partially offset by an 8% decline in the average revenue per order to $45.59 in the current year period. WWEShop OIBDA as a percentage of revenues increased to 21% in the current year period as compared to 19% in the prior year period driven by the increase in revenue.

WWE Studios
The following table presents the detailed information for our WWE Studios segment (dollars in millions):

			Feature Film Production
			Assets-net as of			For the Nine months ended September 30,
	Release	Production	September 30,	Inception to-date		Revenue		OIBDA
Title	Date	Costs (a)	2015	Revenue	OIBDA	2015	2014	2015	2014
2015
12 Rounds 3: Lockdown	Sept. 2015	$1.0	$1.0	$—	$—	$—	$ N/A	$—	$ N/A
Vendetta	June 2015	1.0	1.0	—	—	—	N/A	—	N/A
The Marine 4: Moving Target	April 2015	1.3	1.3	—	—	—	N/A	—	N/A
The Flintstones & WWE: Stone Age Smackdown	Mar. 2015	1.2	1.2	—	—	—	N/A	—	N/A
		4.5	4.5	—	—	—	—	—	—
2014
Jingle All the Way 2	Dec. 2014	1.6	1.4	0.2	0.1	0.2	N/A	0.1	N/A
Queens of the Ring	Nov. 2014	—	—	—	—	—	N/A	—	N/A
See No Evil 2	Oct. 2014	1.1	0.5	0.6	0.1	0.6	N/A	0.2	N/A
Leprechaun: Origins	Aug. 2014	1.0	0.5	0.6	0.2	0.6	—	0.2	—
Road to Paloma	July 2014	—	—	0.3	0.1	0.1	—	—	—
Oculus	April 2014	3.0	1.4	—	(1.6)	—	—	(0.3)	—
Scooby Doo! WrestleMania Mystery	Mar. 2014	1.2	0.4	2.5	1.6	0.6	0.5	0.3	0.2
		7.9	4.2	4.2	0.5	2.1	0.5	0.5	0.2

Prior Releases		131.9	4.8	119.1	(29.1)	3.2	7.5	1.6	4.7

Completed but not released		4.2	4.2	—	—	—	—	—	—
In production		9.5	9.5	—	—	—	—	—	—
In development		0.6	0.6	—	(4.4)	—	—	—	(0.3)
Sub-total		$158.6	$27.8	$123.3	$(33.0)	$5.3	$8.0	$2.1	$4.6
Selling, General & Administrative Expenses								(3.4)	(3.7)
Total								$(1.3)	$0.9
(a) Production costs are presented net of the associated benefit of production incentives.

During the current year period, we released two feature films, The Flintstones and WWE: Stone Age Smackdown and The Marine 4: Moving Target, direct to DVD. We also released two feature films, Vendetta and 12 Rounds 3: Lockdown, via limited theatrical distribution. Third-party distributors control the distribution and marketing of these films and, as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. Results are typically reported to us in quarters subsequent to the initial release of these films.
WWE Studios revenues decreased 34% to $5.3 million in the current year period as compared to the prior year period. The decrease in revenue is driven by the timing of our film releases and when participation statements are received. The prior year period included revenues for our previously released films, including $3.7 million for The Call and $1.1 million for The Marine 3: Homefront, both of which were released in 2013. WWE Studios OIBDA decreased $2.2 million in the current year period as compared to the prior year period, primarily due to the decline in revenues and the impact from a film impairment charge of $0.3 million recorded during the current year period.
At September 30, 2015, the Company had $27.8 million (net of accumulated amortization and impairment charges) of feature film production assets capitalized on its Consolidated Balance Sheet, of which $13.5 million is for films in-release, and the remaining $14.3 million is for films that are completed, pending release, in production or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value. During the current year period, the Company recorded an impairment charge of $0.3 million for Oculus, which was released in 2014. There were no impairment charges recorded in the prior year period.

Corporate & Other
The following tables present the detailed information for our Corporate and Other segment (dollars in millions):

	Nine Months Ended
Revenues- Corporate & Other	September 30, 2015	September 30, 2014	increase (decrease)
Other	$2.3	$2.2	5%
Other revenues include revenues associated with talent appearances and intersegment eliminations.

	Nine Months Ended
OIBDA- Corporate & Other	September 30, 2015	September 30, 2014	increase (decrease)
Corporate & Other	$(120.1)	$(114.0)	(5)%

Corporate & Other Expenses
The following table presents the amounts and percent change of certain significant Corporate and Other expenses:

	Nine Months Ended
	September 30, 2015	September 30, 2014	increase (decrease)
Staff related	$43.9	$41.9	5%
Management incentive compensation	17.5	9.4	86%
Legal, accounting and other professional	16.6	17.4	(5)%
Travel and entertainment expense	4.4	4.9	(10)%
Advertising, marketing and promotion	5.5	7.2	(24)%
Corporate insurance	3.2	2.7	19%
Bad debt expense	0.4	(0.4)	200%
All other (a)	30.9	33.1	(7)%
Total	$122.4	$116.2	5%
Corporate & Other as a percentage of net revenues	25%	29%
(a) Includes intersegment eliminations recorded in consolidation.
Corporate and Other expenses primarily include corporate overhead and certain expenses related to our sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center. These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Corporate and Other expenses increased by $6.2 million, or 5%, in the current year period compared to the prior year period. This increase was driven primarily by an increase of $8.1 million in management incentive compensation reflecting amounts expected to be paid based on the Company's operating performance, partially offset by a reduction of $1.7 million in advertising, marketing and promotion costs due to the timing of spending on corporate initiatives.
Depreciation and Amortization
(dollars in millions)

	Nine Months Ended
	September 30, 2015	September 30, 2014	increase (decrease)
Depreciation and amortization	$17.3	$20.6	(16)%
Depreciation and amortization expense in the current year period decreased $3.3 million, or 16%, compared to the prior year period. Depreciation expense in the prior year period included an impairment charge of $1.8 million related to a change in business strategy during 2014 related to our gamification platform. Depreciation expense in the prior year period also included an adjustment of $1.6 million to reduce the carrying value of the Company's former Corporate Aircraft to its estimated fair value prior to its sale.

Investment Income, Interest and Other Expense, Net
(dollars in millions)

	Nine Months Ended
	September 30, 2015	September 30, 2014	increase (decrease)
Loss on equity investment	$—	$(4.0)	100%
Investment income, interest and other expense, net	$(1.5)	$(2.1)	29%
The prior year period included an impairment charge of $4.0 million on an equity investment for the excess of the carrying value over its estimated fair value. Investment income, interest and other expense, net yielded an expense of $1.5 million in the current year period compared to $2.1 million in the prior year period, reflecting higher investment income.
Income Taxes
(dollars in millions)

	Nine Months Ended
	September 30, 2015	September 30, 2014	increase (decrease)
Provision for (benefit from) income taxes	$13.5	$(17.3)	178%
Effective tax rate	35%	38%

   The effective tax rate was 35% in the current year period as compared to 38% in the prior year period. The lower rate in the current year period reflects domestic production activity tax benefits. In the prior year period, there were no similar benefits as the Company was in a loss position.

Liquidity and Capital Resources
We had cash and short-term investments of $99.6 million and $115.4 million as of September 30, 2015 and December 31, 2014, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $22.7 million and $25.9 million as of September 30, 2015 and December 31, 2014, respectively. This debt is related to the financing of our 2007 Bombardier Global 5000 aircraft and related refurbishments, which was purchased in August 2013.
We believe that our existing cash and investment balances and cash generated from operations will be sufficient to meet our operating requirements over the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

As of September 30, 2015, the Company was in compliance with the provisions of our $200.0 million revolving credit facility, as amended (the "Revolving Credit Facility"), there were no amounts outstanding under the Revolving Credit Facility and the Company has available capacity under the terms of the Revolving Credit Facility of approximately $178.0 million.

As of September 30, 2015, the Company was also in compliance with the provisions of our $35.0 million secured asset based revolving credit facility (the "Film Credit Facility"). As of September 30, 2015, there were no amounts outstanding under the Film Credit Facility, and the Company has available capacity under the terms of the Film Credit Facility of approximately $7.2 million.
Cash Flows from Operating Activities
Cash generated from operating activities was $31.9 million in the current year period as compared to cash used by operating activities of $5.2 million for the corresponding period in the prior year. The $37.2 million increase in cash provided by operating activities is primarily driven by improved operating performance and decreased spending on film production assets, partially offset by changes in working capital, including timing differences in the collection of accounts receivable.

In the current year period, we spent $4.3 million on feature film production activities, compared to $15.3 million in the prior year period. In the current year period, we received $1.4 million in incentives related to feature film production, compared to $2.0 million in the prior year period. We anticipate spending between $3.0 million and $8.0 million on feature film production activities during the remainder of the current year.

In the current year period, we recognized $11.1 million of non-film related incentives associated with television production activities, compared to $13.8 million recognized in the prior year period, including infrastructure improvement incentives. Of these amounts, $9.9 million and $10.3 million were included in accounts receivable at September 30, 2015 and 2014, respectively. We do not anticipate receiving any additional non-film related incentives during the remainder of the year.

In the current year period, we spent $26.6 million to produce additional content for television, including Total Divas Season 4 and Tough Enough, and various programs for the WWE Network, compared to $14.8 million in the prior year period. We anticipate spending approximately $5.0 million to $15.0 million to produce additional content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. At September 30, 2015, our two largest receivable balances from customers were 16% and 13%, respectively, of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities
Cash used in investing activities was $12.1 million in the current year period as compared to cash generated from investing activities of $31.0 million in the prior year period. In the prior year period, cash generation was largely due to the Company's efforts to fund the launch of WWE Network. This funding was achieved, in part, through the sale of short-term investments and reducing our purchases of short-term investments. In the current year period, cash from operations was sufficient to fund our operations, and therefore procceds from maturities and short-term investments were typically reinvested. Capital expenditures in the current year period increased $6.7 million as compared to the prior year period in continued support of the Company's content production activities. Capital expenditures for the fourth quarter of 2015 are estimated to range between $5.0 million and $10.0 million.
Cash Flows from Financing Activities
Cash used in financing activities was $29.9 million for the current year period as compared to $29.1 million for the prior year period, with dividend payments being $27.2 million and $27.1 million, respectively.
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

Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965)”. This three part ASU simplifies current benefit plan accounting and reduces disaggregation requirements on the presentation of plan investment information.  The applicable Part I and Part II amendments should be applied retrospectively for all financial statements presented and are effective for reporting periods beginning after December 15, 2015, which for the Company will be effective for the fiscal year beginning January 1, 2016, with early adoption permitted.  We are currently evaluating the impact of the adoption of this new standard and do not expect it to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, which for the Company will be effective for the fiscal year beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact of the adoption of this new standard and do not expect it to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact of adoption of this new standard on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This standard clarifies the guidance issued in ASU No. 2015-03 as it relates to the treatment of debt issuance costs related to revolving lines of credit. ASU No. 2015-15 states that for debt issuance costs related to line-of credit arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These updates are effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2016. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-Q and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to WWE Network; (ii) risks relating to entering, maintaining and renewing major distribution agreements; (iii) our need to continue to develop creative and entertaining programs and events; (iv) our need to retain or continue to recruit key performers; (v) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (vi) the possible unexpected loss of the services of Vincent K. McMahon; (vii) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (viii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) uncertainties associated with international markets; (x) our difficulty or inability to promote and conduct our live events and/

or other businesses if we do not comply with applicable regulations; (xi) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xii) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xiii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims relating to CTE; (xiv) exposure to risks relating to large public events as well as travel to and from such events; (xv) risks inherent in our feature film business; (xvi) a variety of risks as we expand into new or complementary businesses and/or make strategic investments; (xvii) risks related to our computer systems and online operations; (xviii) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xix) risks relating to our accounts receivable which represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees; (xx) risks relating to our ability to access our revolving credit facility; (xxi) potential substantial liabilities if litigation is resolved unfavorably; (xxii) our potential failure to meet market expectations for our financial performance, which could adversely affect the market price and volatility of our stock; (xxiii) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxiv) risks relating to the fact that our dividend exceeds our current and accumulated earnings and profits; (xxv) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxvi) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company's business, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Form 10-Q and our other SEC filings, including, but not limited to, our annual report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
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

Changing in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addresssing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015 a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint. Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. Lastly, on June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint. The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit. The Company intends to continue to defend itself against these lawsuits vigorously.
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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	October 29, 2015	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer and authorized
signatory)

By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer
(principal accounting officer and authorized
signatory)