Form 10-K
period 2015-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2016-02-12
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2015 using our closing price on June 30, 2015 was $536,218,337.

As of February 10, 2016, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 34,256,834 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 41,688,704 shares. Portions of the Registrant's definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I

Item 1.  Business

WWE is an integrated media and entertainment company. We have been involved in the sports entertainment business for over 30 years, and have developed WWE into one of the most popular brands in global entertainment today. We develop unique and creative content centered around our talent and present it via our subscription network (“WWE Network”), television, online and at our live events. At the heart of our success are the athletic and entertainment skills and appeal of our Superstars and Divas, and our consistently innovative and multi-faceted storylines. Our WWE Network, live and televised events, digital media, home entertainment, consumer products and feature films provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.

Based on the strength of the Company’s brands and its ownership and control over its intellectual property, the Company has been able to leverage its content and talent across virtually all media platforms. We continually evaluate additional opportunities to monetize new and existing content, including our WWE Network, which launched domestically on February 24, 2014, and internationally beginning August 12, 2014 and is now available internationally in over 180 countries. In support of this initiative, during 2013 and 2014, the Company increased staffing levels and expanded its content production capabilities in preparation for the launch and ongoing operational needs of WWE Network. The launch of WWE Network has been transformative to WWE and has changed the distribution of WWE’s pay-per-view events, and reduced the monetization of our assets through other platforms, such as pay-per-view and other content distributed on certain digital platforms.

"WWE" refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to WWE. The initials "WWE" and our stylized and iconic "W" logo are two of our trademarks. This report also contains other WWE trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

Our operations are organized around the following principal activities:

Media Division:

Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view programming, and advertising fees.

Television

•	Revenues consist principally of television rights fees and advertising.

Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, and subscription and transactional on-demand outlets.

Digital Media

•	Revenues consist principally of advertising sales on our websites and third party websites including YouTube, and sales of various broadband and mobile content.

Live Events:

•	Revenues consist principally of ticket sales and travel packages for live events.

Consumer Products Division:

Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys and apparel.

Venue Merchandise

•	Revenues consist of sales of merchandise at our live events.

WWEShop

•	Revenues consist of sales of merchandise on our website through our WWEShop internet storefront and on distribution platforms, including Amazon.

WWE Studios:

•	Revenues consist of amounts earned from investing in, producing, and/or distributing of filmed entertainment.

Media Division

(represents 65%, 63% and 60% of our net revenues in 2015, 2014 and 2013, respectively)

WWE Network

WWE Network launched on February 24, 2014, becoming the first-ever 24/7 live streaming network.  This subscription based network is currently available in more than 180 countries and territories, including the United Kingdom, Canada, the Middle East, and Ireland, among others. Subscribers can access all of WWE’s live pay-per-view events, exclusive original programming and more than 4,300 hours  of our video-on-demand library. The inclusion of our monthly marquis pay-per-view events, including WrestleMania, and the access to original content and live specials are critical components of the programming which drives our viewership engagement and satisfaction. WWE Network content includes exclusive original programming, including Breaking Ground, Swerved and Stone Cold Podcast as well as exclusive live in-ring specials, including our 2015 broadcasts of The Beast Live from Tokyo,  Live from Madison Square Garden, and our live NXT Takeover specials, among others. Our strategy of creating compelling original content for broadcast on WWE Network has contributed to the growth and acceptance of WWE Network, as we premiered more than 330 hours of original content during 2015. In addition, the evolution of our NXT division, featuring developmental talent, into a global touring brand that airs weekly taped broadcasts on WWE Network, as well as live event specials during the year, has contributed to the growth and acceptance of WWE Network among our fans.

WWE Network is available on desktops and laptops via WWE.com, through the WWE App on Amazon Fire TV and Kindle Fire devices, Android devices, IOS devices, Apple TV, Roku streaming devices, gaming consoles, interconnected TVs, Blu-Ray players and Smart TVs. As of December 31, 2015, WWE Network had 1,217,100 subscribers as compared to 816,000 subscribers at December 31, 2014, representing a 49% increase in our subscriber base. For domestic subscribers, the current subscription pricing of WWE Network is $9.99 per month with no minimum commitment, and new subscribers are currently offered a one month free trial.

Network subscription net revenues were $138.8 million and $69.5 million, representing 21% and 13% of total net revenues in 2015 and 2014, respectively.

Pay-Per-View Programming

Beginning in February 2014 with the launch of WWE Network, WWE’s monthly marquis pay-per-view events are included as part of the network subscription. Inclusion of these events as a part of the subscription to WWE Network has resulted in a large decrease of á la carte pay-per-view revenue in the markets where WWE Network is available, and we expect this decline to continue with the continued growth and expansion of WWE Network.

WWE produced 12 domestic pay-per-view programs in 2015, 2014 and 2013. The suggested domestic retail price for all pay-per-view events in 2015 was $44.95, with the exception of WrestleMania which had a suggested domestic retail price of $59.95. Consistent with industry practices, we share the revenues with cable systems and satellite providers that distribute the events. Average revenue per buy was $14.68 in 2015, $19.55 in 2014 and $21.41 in 2013.

Pay-per-view net revenues were $20.6 million, $45.2 million and $82.5 million, representing 3%, 8% and 16% of total net revenues in 2015, 2014 and 2013, respectively. As WWE Network’s subscriber adoption rate increases, we expect that our pay-per-view programming a la carte purchases will continue to decline.

Television

Relying on our in-house production capabilities at our technologically advanced, high definition, production facility, we produce five hours of original weekly domestic television programming, which include RAW and SmackDown.  RAW and SmackDown are licensed domestically under a multi-year contract with NBC Universal, which became effective on October 1, 2014.  Second runs of RAW and SmackDown are also available on WWE Network 30 days after the original first run airing dates on television. We also produce reality shows and other programming.  Our television programming is distributed domestically and internationally. Our domestic television programs currently are: RAW on USA Network with replays on NBC Universo and Uni HD; SmackDown, which recently moved from Syfy to USA Network on January 7, 2016, with replays on NBC Universo; and Total Divas on E! Network. WWE’s TV programs reach over 11 million viewers in the United States during the average week. USA Network, the Syfy Channel, E! Network and NBC Universo are owned by NBC Universal.

RAW is a three-hour live primetime program which ranks among the most watched regularly scheduled programs on primetime cable television. RAW, which has been on air for 22 years, is the longest running weekly episodic program in primetime TV history and anchors USA, consistently helping make it the top-rated cable network.

SmackDown is a two-hour show which aired in primetime on Fridays before moving to Thursdays on January 15, 2015. Prior to moving to the USA Network in January 2016, SmackDown had on average been Syfy’s most-watched program each week. SmackDown is the second longest running weekly episodic program in primetime TV history, only behind RAW.

Total Divas was added to WWE's programming line-up in July 2013, continued to air Sundays on E! beginning with an eleven episode run of Season 2 earlier in 2014, and ended 2014 with the first ten episodes of Season 3. The second half of Season 3 began airing in January 2015 and Season 4 aired in 2015.    The reality based show explores life beyond the ring for several WWE Divas. Previous episodes of Seasons 1 through 4 are also replayed on WWE Network.

WWE’s television programming can be seen in more than 160 countries and 24 languages around the world. Our broadcast partners include: Sky in the United Kingdom; Ten Sports in India, and Rogers Communication in Canada, among many others.

Television net revenues were $231.1 million,  $176.7 million and $163.4 million, representing 35%, 33% and 32% of total net revenues in 2015, 2014 and 2013, respectively.

Home Entertainment

WWE distributes its content as home entertainment releases in both physical (DVD and Blu-Ray) and digital formats.  Content distributed through home entertainment channels has included themed compilations from the Company’s vast archives as well as releases of the Company’s pay-per-view events. WWE’s home entertainment titles are generally sold through retailers, such as Wal-Mart and Best Buy and via subscription and transactional on-demand outlets, such as iTunes, Amazon, and others. Outside the United States, third-party licensees distribute our home entertainment releases. Starting in January 2015, Warner Brothers Home Entertainment has become the domestic distributor of our home entertainment products.

 The gradual shift by consumers to digital formats downloaded or streamed over the Internet has negatively impacted our volume of DVD and Blu-Ray disc sales. In addition, we believe the launch of WWE Network, which includes access to WWE’s video-on-demand library that includes many titles that are also available in DVD, Blu-Ray disc and digital formats, has also contributed to the decline in our Home Entertainment sales. In 2015, we released 28 new home video productions domestically and, in the U.S., shipped approximately 2.1 million DVD and Blu-Ray units, including catalog titles released in prior years. This compares to 2.7 million DVD and Blu-Ray units shipped in the U.S. in 2014, as we released 30 new home video productions domestically.

Home entertainment net revenues were $13.4 million, $27.3 million and $24.3 million, representing 2%, 5% and 5% of total net revenues in 2015, 2014 and 2013, respectively.

Digital Media

WWE utilizes the Internet to promote our brands, create a community experience among our fans, market and distribute our content and digital products and sell online advertising. Our primary website, WWE.com, attracted an average of 20.6 million monthly unique visitors worldwide during 2015. These visitors viewed an average of 406 million pages and approximately 38.5 million video streams per month. WWE wallpapers, ringtones, voicetones, games and videos are available through our mobile partnerships.

WWE currently has language-based websites allowing fans to experience WWE in their native language with a concentration on local events and shows. Currently, the available languages are English, French, German, Polish and Arabic.  We have relationships with local sales agencies to sell advertising on WWE.com, which spans over more than 70 countries.  Most of these arrangements allow a partner to sell advertising across a region of countries.

WWE currently streams its video content on select video portals such as YouTube and Facebook. On YouTube, WWE consistently ranks among the top viewed channels and our viewership on Facebook is gaining more popularity.  During 2015, there were 8.1 billion views of WWE content on YouTube garnering the Company advertising revenues attached to the content.

Total Digital Media net revenues were $21.5 million, $20.9 million and $28.7 million, representing 3%, 4% and 6% of total net revenues in 2015, 2014 and 2013, respectively.

Live Events

(represents 19%, 20% and 22% of our net revenues in 2015, 2014 and 2013, respectively)

Our broad and talented roster of Superstars and Divas allows us to perform in numerous domestic markets and take advantage of the strong international demand for our events.  Live events and the associated programming produced at our live events are our principal creative content and production activities. Our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in monthly marquis events airing on WWE Network and also distributed via pay-per-view.

In 2015, we produced 273 live events throughout North America, entertaining approximately 1.6 million fans at an average ticket price of $53.22. We hold many of our live events at major arenas across the country. In addition to providing content for our television and other programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

In 2015, we produced 56 live events internationally, reaching approximately 407,000 fans at an average ticket price of $65.10. These events were spread over several international tours throughout Europe, the Middle East, Asia, Latin America and Australia.

Live events net revenues were $124.7 million, $110.7 million and $113.1 million, representing 19%, 20% and 22% of total net revenues in 2015, 2014 and 2013, respectively.

Consumer Products Division

(represents 15%, 14% and 15% of our net revenues in 2015, 2014 and 2013, respectively)

Licensing

We have established a worldwide licensing program using our marks and logos, copyrighted works and characters on a large variety of retail products, including toys, video games, apparel and books. Currently, we have relationships with more than 150 licensees worldwide that provide products for sale at major retailers. To maintain the distinctive style and quality of our intellectual property and brand, we retain creative approval over the design, packaging, advertising and promotional materials associated with these products. Additionally, we continually seek new opportunities to partner with best-in-class organizations to develop new products for our fans and further expand our licensing business. In 2015, we entered into a joint venture with Authentic Brands Group, LLC (“ABG”), a brand development and licensing company, to relaunch Tapout, a newly repositioned lifestyle fitness apparel brand in which WWE has a 50% ownership interest. The eventual launch of the Tapout brand has the potential to enable WWE to expand into new product categories as well as increase the reach of our brand to a broader audience.

Video games and toys are the largest components of our licensing program.  We have a comprehensive, multi-year licensing agreement with Mattel, Inc. our master toy licensee, covering all global territories and a multi-year licensing agreement with Take-Two Interactive Software, Inc. ("Take-Two") who publishes our branded video games. WWE branded video games currently include WWE 2K, available on PlayStation and XBOX platforms and on iOS and Android devices and WWE SuperCard which is available on iOS and Android devices. The video game industry continues to migrate the availability of video games as downloadable content through an Internet connected device.  Accordingly, both our WWE 2K and WWE SuperCard video games can be downloaded via the Internet and also contain subsequent downloadable content that can be purchased to add additional characters and game modes to enhance game play.

Music is an integral part of the WWE entertainment experience. We compose and record most of our music, including Superstar and Diva entrance themes, in our recording studio. In addition to our own composed music, we license music performed by popular artists.

Licensing net revenues were $48.9 million, $38.6 million and $43.6 million, representing 7%, 7% and 9% of total net revenues in 2015, 2014 and 2013, respectively.

Venue Merchandise

Our venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products such as t-shirts, belts, caps and other novelty items, all of which feature our Superstars, Divas and/or logos. These items are offered for sale at our live events.

Venue merchandise net revenues were $22.4 million, $19.3 million and $19.4 million, representing 3%, 4% and 4% of total net revenues in 2015, 2014 and 2013, respectively.

WWEShop

WWEShop is our e-commerce storefront. WWEShop processed approximately 590,000 orders during 2015 as compared to approximately 426,000 in 2014.  Additionally, WWE merchandise is also distributed on other e-commerce platforms, including Amazon.

WWEShop net revenues were $27.1 million, $20.2 million and $15.5 million, representing 4%, 4%, and 3% of total net revenues in 2015, 2014 and 2013, respectively.

WWE Studios

(represents 1%, 2% and 2% of our net revenues in 2015, 2014 and 2013, respectively)

WWE Studios oversees the Company’s participation in the production and global distribution of filmed entertainment content, which may include movies for theatrical, home entertainment, and/or television release. The Company believes its movie business expands its brands by reaching new audiences, supporting the Company’s investment in its Superstar and Diva talent, and building a content library with lasting value.

Our WWE Studios business model focuses on the utilization of strategic partnerships, including production, distribution and acquisition relationships, to increase financial returns and mitigate risk.  WWE utilizes its marketing and content platforms, especially its weekly presence on prime-time television, to support its movie projects.

To enhance WWE Studios’ financial flexibility and capacity to produce and acquire more branded and genre films, in May 2015, WWE Studios entered into a $35 million secured asset based revolving credit facility with Bank of America (the “Film Credit Facility”). The funds from the Film Credit Facility will allow WWE Studios to execute further on its key strategy for long-term growth and increasing the number of mid-size budget films on its slate.

In 2015, WWE Studios released six films.  Among the film projects, WWE Studios joined with Warner Brothers Animation to co-produce and co-finance The Flintstones & WWE: Stone Age SmackDown.  WWE Studios also partnered with 20th Century Fox to release The Marine 4: Moving Target direct to DVD, and released Vendetta,  12 Rounds 3: Lockdown and The Condemned 2 via limited theatrical distribution with Lionsgate.  Additionally, Santa’s Little Helper, a direct to DVD film, premiered on DVD and then capped off USA Network’s holiday WWE Week programming events.

WWE Studios net revenues were $7.1 million, $10.9 million and $10.8 million, representing 1%, 2% and 2% of total net revenues in 2015, 2014 and 2013, respectively.

International

Revenues generated outside of North America across all our business segments were $169.8 million, $116.4 million and $116.3 million, representing 26%, 21% and 23% of total net revenues in 2015, 2014 and 2013, respectively. Revenues generated in the United Kingdom, our largest international market, were $75.7  million, $40.5 million and $36.0 million for 2015, 2014 and 2013, respectively. During 2015, we launched WWE Network in the United Kingdom, Italy, Middle East, Malaysia and India. We also renewed television partnerships with Sky Italia in Italy. In January 2016 the Company made WWE Network available in Germany, Austria, Switzerland and Japan and has continued to develop plans for geographic expansion to China, Thailand and the Philippines. Global expansion of WWE Network and television distribution continues to be the primary drivers of growth for our international business.

See Note 19 of the consolidated financial statements included in this report for additional information by segment and by geographic area.

Creative Development and Production

Headed by our Chairman and Chief Executive Officer, Vincent K. McMahon, our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in our monthly marquis events. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all of our in-ring television programming carries a PG rating, which is critical to maintaining the Company’s reputation for family friendly entertainment.

Our success is due primarily to the continuing popularity of our Superstars and Divas. We currently have approximately 150 Superstars and Divas under exclusive contracts, ranging from multi-year guaranteed contracts with established Superstars and Divas to developmental contracts with our Superstars and Divas in training. Our Superstars and Divas are highly trained and motivated independent contractors, whose compensation is tied to the revenue that they help generate. We own the rights to substantially all of our characters and exclusively license the rights we do not own through agreements with our Superstars and Divas. We continually seek to identify, recruit and develop additional talent for our business.

Talent Development

We continually seek to identify, recruit and develop additional talent for our business. Our NXT division, which is growing in popularity, features developmental talent training to become WWE Superstars and Divas. NXT has produced current main roster stars such as Seth Rollins,  Bray Wyatt,  Kevin Owens, and Sasha Banks.  NXT has now evolved into our third brand after Raw and SmackDown and has transitioned into a global touring brand broadcasting live specials on WWE Network throughout the year. NXT talent train at our WWE Performance Center in Florida, a state-of-the-art training facility designed to cultivate our next generation of talent and is a central part of our talent development program.

Competition

While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live, television, WWE Network, pay-per-view and movie audiences, we face competition from professional and college sports, other live, filmed, televised and streamed entertainment, and other leisure activities. We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. We will face increased competition from websites and mobile and other internet connected apps delivering paid and free content, as streamed media offerings continue to expand.   Many companies with whom we compete have greater financial resources than we do.

Trademarks and Copyrights

Intellectual property is material to all aspects of our operations, and we expend substantial cost and effort in an attempt to maintain and protect our intellectual property and to maintain compliance vis-à-vis other parties’ intellectual property. We have a large portfolio of registered and unregistered trademarks and service marks worldwide and maintain a large catalog of copyrighted works, including copyrights in our television and WWE Network programming, music, photographs, books, films and apparel art.  We also own a large number of internet website domain names and operate a network of developed, content-based sites, which facilitate and contribute to the exploitation of our intellectual property worldwide.

We vigorously seek to enforce our intellectual property rights worldwide by, among other things, searching the internet to ascertain unauthorized use, seizing counterfeit goods and seeking restraining orders and/or damages in court against individuals or entities infringing our intellectual property rights. Our failure or inability to curtail piracy, infringement or other unauthorized use of our intellectual property rights effectively, or our infringement of others’ intellectual property rights, could adversely affect our operating results.

Financial Information about Segments

See Note 19 of the consolidated financial statements, which is included elsewhere in this Form 10-K, for financial information about each of our segments.

Employees

As of February 2016, we had approximately 840 employees. This headcount excludes our Superstars and Divas, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are good. None of our employees are represented by a union.

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

Television and WWE Network Programming

Our production of programming is generally not directly regulated by federal or state governments in the United States.  However, the marketplace for programming (including cable television and Internet programming) in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. Domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time.  In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks, the complexity of which may result in unintentional noncompliance.  Any failure by us to meet these governmental policies and private-sector expectations could restrict our program content and adversely affect our levels of viewership and/or number of WWE Network subscribers and operating results.

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

The Company has spent, and plans to continue to spend, substantial amounts to produce content, build infrastructure and market our WWE Network which launched domestically in early 2014 and began to be made available internationally in late 2014.  If, for any of a number of reasons, we are unable to continue to develop and monetize this distribution platform successfully, these additional costs, and the loss of very significant revenue, could have a material adverse effect on our operating results.

Need to Attract, Retain and Replace Subscribers.  We believe that WWE has a passionate fan base.  However, the markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. These markets have and are expected to continue to be subject to rapid changes, and new technologies and evolving business models are developing at a fast pace.  The Company expects this competition to continue to grow and the markets to continue to transform.  Many players that have entered this space have vastly greater financial and marketing resources than the Company as well as longer operating histories, large customer bases and strong brand recognition.  These competitors may secure better terms from suppliers, aggressively price their offerings and devote more technology and marketing resources.  Offerings include subscription digital services from Amazon, CBS, ESPN, HBO, MLB, Hulu, Netflix, NFL Network, Nickelodeon, Showtime, YouTube and many others.  Certain of these competitors have begun to bundle digital networks.  Other competitors for viewers of video content include broadcast, cable and satellite television, many of which have so-called “TV everywhere” and “on demand” content, online movie and television content providers (both legal such as iTunes and illegal (pirated)), ad-supported services such as YouTube and DVD rentals and sales.  Viewers also commit viewing dollars to theatrical films, live events or other leisure activities.  Our ability to attract and retain subscribers to WWE Network will depend in part on our ability to provide consistent high quality content and a high level of service that is perceived as a good value for the consumer’s entertainment dollars.  We face competition with respect to service levels, content offerings, pricing and related features, which may adversely impact our ability to attract and retain these subscribers. In addition, subscribers are allowed to cancel their subscriptions at any time and could do so for a number of reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, unsatisfactory content (whether as a result of change in consumer tastes or otherwise), competitive entertainment at a lower price and customer service issues.  This is commonly referred to as “churn.”  Churn may be more pronounced in the periods following larger WWE events shown on WWE Network such as WrestleMania.  We will need to add new subscribers continually both to replace subscribers who cancel and to grow our business. If too many of our subscribers cancel our service or if we are unable to attract new subscribers in sufficient numbers, our financial outlook, liquidity, business and operating results would be adversely affected.

Significant Ongoing Costs.  WWE Network has and will continue to require significant capital expenditures, content cost (which is sometimes capitalized) and operating costs, including marketing costs.  Capital expenditures result in increased amortization and depreciation and may require impairment charges if the assets do not provide adequate results.  We also intend to continue spending significant amounts on marketing, including promotional offerings to attract, retain and renew subscribers.  Any and all such capital and operating costs, if not more than offset by revenues from WWE Network, could have a material adverse effect on our business and operating results.

Emerging Business.  We believe that we entered the market for subscription digital streaming at a relatively early stage.  We believe acceptance of this type of service is growing among users, that our fans are technologically sophisticated and that the market is not saturated.  We could, however, find that we are unable to remain competitive in this emerging industry for any number of reasons.  For instance, other new or more established players, many of whom have greater resources than we, could establish dominant positions in the market for this type of service.  We could find that the growing number of offerings to consumers could limit subscribers for WWE Network due to market saturation.  Alternatively, we could find that consumers choose to move away from subscription services generally.  Under any of these scenarios, our ability to attract and retain subscribers will be adversely affected, which could have a material adverse effect on our business and operating results.

Reliance on Partners to Offer WWE Network.  We offer subscribers the ability to receive streaming content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices, such as tablets and mobile phones as well as smart televisions and Blu-Ray players. We intend to continue to offer WWE Network through available platforms and partners. We rely on MLB Advanced Media ("MLBAM"), an outside contractor, to develop and supply technology and infrastructure necessary to deliver our content and interact with the user.  If we are not successful in maintaining our relationship with MLBAM or if we are not successful in entering into and maintaining relationships with platform providers, if the costs of maintaining these relationships increase materially, if we or our partners encounter technological, licensing or other impediments to streaming our content, or if viewers either upgrade existing platforms or migrate to new platforms in such a way that we or our partners do not or cannot deliver through the new or upgraded platform, our ability to compete successfully could be adversely impacted. Agreements with our platform providers are typically relatively short term in duration and our business could be adversely affected if, upon expiration, a partner does not continue to provide access to our service or is unwilling to do so on acceptable terms.  Certain platforms, such as Amazon and Apple, offer their owned or licensed content as well as WWE Network and, therefore, may be disincentivized to promote and deliver WWE Network at the same level as provided for their content.

Possible Disruption of Systems to be Utilized in Our Operations. Our reputation and ability to attract, retain and serve our subscribers will depend on the reliable performance of our computer systems and those of third-parties that we utilize in our operations. Interruptions in these systems, or with the Internet in general whether due to fault by any party or due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our service unavailable or degraded or could otherwise hinder our ability to deliver content or cause WWE Network to fail completely.  We do not maintain entirely redundant systems.  These service disruptions or failures could be prolonged.  We generally do not carry business interruption insurance for WWE Network.  Delivery of video programming over the Internet is done through a series of carriers with switch-overs between carriers, and any point of failure in this distribution chain would cause a disruption or degradation of our signal.  Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our subscription service to subscribers, causing us to lose subscribers and/or credit subscribers affected by such disruption.

Our servers and those of third parties used in the distribution of WWE Network are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions and could experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, theft or release of proprietary, confidential, sensitive or otherwise valuable Company or subscriber data or information. Such a virus, break-in, disruption or attack could remain undetected for an extended period, could harm our business, be expensive to remedy, expose us to litigation and/or damage our reputation. Our insurance does not cover expenses related to such disruptions or unauthorized access.

Loss of Pay-Per-View Revenue.  WWE Network carries programming that we historically offered through pay-per-view channels.  On a pay-per-view basis, such programming resulted in worldwide revenues of $82.5 million for the year ended December 31, 2013, which was the last full year prior to our launch of WWE Network; for the years ended December 31, 2014 and 2015, pay-per-view revenues were $45.2 million and $20.6 million, respectively.  Although we continue to distribute this programming through certain pay-per-view channels, many previous distributors no longer carry such programming.    In addition, we generally provide a promotion of one month free access to WWE Network for new subscribers which could negatively impact our pay-per-view purchases.  If, for any number of reasons, our audience does not continue to subscribe to WWE Network in sufficient numbers to offset or exceed the loss of pay-per-view revenue, it could have a material adverse effect on our business and operating results.

Technology Enhancements.  Enhancements and modifications to WWE Network technology from time to time become commercially necessary, and these consume considerable resources in capital and operating expenditures. If we are unable to acquire, maintain and enhance the technology to manage the streaming of content to our subscribers in a timely, efficient and user-friendly manner either through an outside party or ourselves, our ability to retain existing subscribers and to add new subscribers may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to attract and/or retain subscribers or add new subscribers may be impaired. Also, any harm to our subscribers' personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.  We employ merchandising and search technology in WWE Network in an effort to maintain and increase member engagement with our service.  We may experience difficulties in implementing refinements or interfaces that our subscribers enjoy or require, which could cause member dissatisfaction and negatively impact our business.

Impact of Government Regulations.  The adoption or modification of laws and regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we conduct our business. The growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.  In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks and societal norms, the complexity of which may result in unintentional noncompliance which could adversely affect our business and operating results.

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws and/or court decisions that have the effect of limiting Internet neutrality, could limit the demand for our subscription service and increase our cost of doing business. The Federal Communications Commission (“FCC”) has adopted an “Open Internet” Report and Order and accompanying rules, which addressed various practices of broadband Internet access providers.  The Open Internet rules, however,  are complex, and no assurances can be given as to their application or as to whether the Report and Order will withstand judicial review, which is currently pending.  To the extent that network operators engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, net neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Risks relating to the Internet.  We rely on the ability of WWE subscribers to access our service through the Internet.  Any point of failure within the Internet infrastructure, whether caused by network hackers, force majeure type events or otherwise, could have a significant adverse effect on WWE Network.  In addition, devices for accessing our content are manufactured and sold by entities other than the Company, and any transmission issues through these devices may result in consumer dissatisfaction with WWE Network and adversely affect our business.  Technology changes may require that platforms and/or subscribers update their devices and any failure to do so, or the failure of us or our distribution partners to perform adequately through these updated devices could negatively affect our subscribers enjoyment of WWE Network which would negatively affect our business. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers (such as through tiered access or pricing), due to the heavy bandwidth use of audio/visual content, we could incur greater operating expenses and our subscriber acquisition costs, and subscriber numbers could be negatively impacted.  Most network operators that provide consumers access to the Internet also provide consumers audiovisual programming. As a result, these companies have an incentive to use their network infrastructure in a manner adverse to our success. These issues are among those addressed in the FCC’s Open Internet Report and Order discussed above, but to the extent network operators are nonetheless able to provide preferential treatment to their traffic or otherwise implement discriminatory network management practices, WWE Network could be negatively impacted. In international markets, these same incentives apply and consumer demand, regulatory oversight and competition may not be as strong of a check on these practices as they are in domestic markets.

We are Subject to Intellectual Property Risks.  From time to time, third parties allege that we have violated their intellectual property rights. In connection with WWE Network, if we are unable to obtain sufficient rights, successfully defend our use, or otherwise alter our business practices in a timely manner in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business could be adversely affected. Many companies devote significant resources on patents relating to various aspects of streaming services. For example, there are numerous patents that broadly claim means and methods of conducting business on the Internet and we have been named in lawsuits and other claims alleging that we violated patents in connection with various aspects of our business. We have not searched patents relative to our technology.   While we believe we have managed this process successfully to date, defending ourselves against intellectual property claims, whether they are with or without merit, can result in costly litigation and diversion of personnel. These types of claims could result in our inability to use technology as currently configured for WWE Network or as we configure it in the future and could significantly impact our operation and monetization of the service.  As a result of this type of dispute, we could also be required to develop non-infringing technology, make royalty or damage payments, enter licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims, any of which could be costly or unavailable on acceptable terms.

International Offerings.  We have made our U.S. based WWE Network available in more than 180 countries, and plan to add additional countries in the future.  We are not currently offering different content in different countries internationally and we may find that our United States product does not resonate with consumers in other nations.  International expansion also entails greater infrastructure and differing legal and regulatory environments.  Other risks relating to foreign operations could include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating, among other things, to bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection, consumer protection, censorship, licensing and other regulatory matters.  If we are not able to manage the growing complexity of our international operations, our business could be adversely affected.

Marketing Efforts may not be Successful.  We intend to continue to spend significant amounts on marketing, including promotional offerings, to attract, retain and renew subscribers domestically and internationally.  We generally provide a promotion of one month free access to WWE Network for new subscribers.  If companies we use to promote WWE Network believe that we could negatively impact their business, decide that they want to enter similar businesses or wish to support our competitors, we may not be given access to suitable marketing channels.  We may decide not to use certain marketing sources or activities if they are, or are perceived by us to be, ineffective.  If adequate marketing channels are not available or are too costly, for any reason, our ability to attract new subscribers, and/or our operating costs, may be adversely affected.

We may be Liable for Fraudulent Payment Transactions.  Even when the associated financial institution approves the payment of fees for WWE Network subscribers, from time to time, fraudulent payment methods are used to obtain the service. We do not carry insurance for these fraudulent transactions.

If we are not able to Manage Change and Growth, our Business could be Adversely Affected.  We are expanding our operations internationally and scaling our streaming service to enable anticipated growth in both subscribers and features related to our service.  Internationally, we are also subject to divergent and complex consumer customs and practices. This growth adds complexity to virtually every aspect of our business, including WWE Network, and if we are not able to manage this growing complexity, including improving, refining or revising our systems and operational practices, business may be adversely affected.

Our failure to maintain or renew key television agreements and other agreements could adversely affect our ability to distribute our television programming, WWE Network, our films and/or other of our goods and services, which could adversely affect our operating results.

Our television programming is distributed by cable, satellite and broadcast networks.  As detailed above, we depend on many third parties for the operation and distribution of WWE Network.  Our films are generally also distributed by other, more established film companies.  Because a large portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain (such as due to a breach or alleged breach by either party) or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our financial outlook, liquidity, business and operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. Over the past several years we have expanded our relationship with NBC Universal ("NBCU") and they currently distribute the vast majority of our domestic television programming through their cable networks.  Many of our other goods and services, such as our toys, video games and home video offerings are manufactured and sold by other parties under licenses of our intellectual property or distribution agreements.  Our inability for any of the reasons set forth in these Risk Factors to maintain and/or renew these agreements on terms favorable to us could adversely affect our financial outlook, liquidity, business and/or operating results.

Our failure to continue to build and maintain our brand of entertainment could adversely affect our operating results.

We must continue to build and maintain our strong brand identity to attract and retain fans who have a number of entertainment choices. The creation, marketing and distribution of live events, programming, (including our television, WWE Network and other programming) and films, that our fans value and enjoy is at the core of our business. The production of compelling live, televised, streamed and film content is critical to our ability to generate revenues across our media platforms and product outlets. Also important are effective consumer communications, such as marketing, customer service and public relations. The role of social media by fans and by us is an increasingly important factor in our brand perception.  If our efforts to create compelling services and goods and/or otherwise promote and maintain our brand, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events, the number of WWE Network subscribers, our film audiences and/or otherwise impact our sales of goods and services, which would adversely affect our operating results.

Our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment, which could adversely affect our operating results.

Our success depends, in large part, upon our ability to recruit, train and retain athletic performers who have the physical presence, acting ability and charisma to portray characters in our live events, video programming (including our television, WWE Network and other programming) and films. We cannot guarantee that we will be able to continue to identify, train and retain these performers. Additionally, throughout our history, performers from time to time have stopped working for us for any number of reasons, and we cannot guarantee that we will be able to retain our current performers either during the terms of their contracts or when their contracts expire. Our failure to attract and retain key performers, an increase in the costs required to attract and retain such performers, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of, any of our key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment.  Scheduling conflicts for talent services may also affect certain productions.  Any of the foregoing issues could adversely affect our operating results.

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

In addition to serving as Chairman of our Board of Directors and Chief Executive Officer, Mr. McMahon leads the creative team that develops the storylines and the characters for our programming (including our television, WWE Network and other programming) and live events.  From time to time, Mr. McMahon has also been an important member of our cast of performers. The loss of Mr. McMahon due to unexpected retirement, disability, death or other unexpected termination for any reason could have a material adverse effect on our ability to create popular characters and creative storylines or could otherwise adversely affect our operating results.

Changes in the regulatory atmosphere and related private sector initiatives could adversely affect our businesses.

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States.  However, the markets for programming (including television and WWE Network programming) in the United States and internationally may be substantially affected by government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and WWE Network programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time. Any failure by us to meet these governmental policies and/or private-sector expectations could restrict our program content and adversely affect our levels of viewership and/or the number of WWE Network subscribers and operating results.

The markets in which we operate are intensely competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, which could adversely affect our operating results.

We face competition for our audiences from professional and college sports, as well as from other forms of live and televised, streamed and filmed entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. The manner in which audio/video content is distributed and viewed is constantly changing. Changes in technology require Company resources including personnel, capital and operating expenses.  For instance, as television delivery moves to 4K technology, the Company could face higher costs of delivering its televised content.  While we attempt to distribute our programming across all platforms, our failure to continue to do so effectively (including, for example only, our emphasizing a distribution platform that in time lessens in importance or becomes obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. If other providers of video programming address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected.  For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many of the companies with whom we compete have substantially greater financial resources than we do.  Our failure to compete effectively could result in a significant loss of viewers, subscribers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could adversely affect our operating results.

We face uncertainties associated with international markets, which could adversely affect our operating results and impair our business strategy.

We are consistently negotiating and entering into new agreements and renewals and extensions of existing agreements for our products and services in international markets.  In late 2014, we began making available our U.S. based WWE Network in international markets.  Cultural norms and regulatory frameworks vary in the markets in which we operate and our products' nonconformance to local norms or applicable law, regulations or licensing requirements could interrupt our operations or affect our sales, viewership and success in the markets.  Our production of live events overseas subjects us to the numerous risks involved in foreign travel and operations and also subject us to local norms and regulations, including regulations requiring us to obtain visas for our performers. In addition, these live events and the licensing and/or sale of our goods and services in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets. Other risks relating to foreign operations include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating to, among other things, bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection, consumer protection, censorship, licensing and other regulatory matters.  These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets, which could adversely affect our business.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, which could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

In the United States and some foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events.  In international markets, third party promoters generally oversee permitting and regulatory matters.  In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of our third party promoters, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events in jurisdiction(s) could lead to a decline in various revenue streams in such jurisdiction(s), which could adversely affect our operating results.

Because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business.

Intellectual property is material to all aspects of our business. We have a large portfolio of registered and unregistered trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights worldwide.  We also own a large number of Internet website domain names and operate a network of developed, content-based sites, which facilitate and contribute to the exploitation of our intellectual property worldwide. We expend substantial cost and effort in an attempt to maintain and protect this intellectual property and to maintain compliance with other parties’ intellectual property. Our failure to curtail piracy, infringement or other unauthorized use of our intellectual property rights effectively, or our infringement of others’ intellectual property rights, could result in litigation, damage our brand or adversely affect our relationships with the companies that distribute our goods and services, any or which could adversely affect our business, financial condition and operating results.

While we generally own the intellectual property in our content, we generally do not own any intellectual property relating to the distribution of this content including through WWE Network.  From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, develop non-infringing technology or otherwise alter our business practices in a timely manner in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies devote significant resources on patents relating to many aspects of our business including WWE Network. For example, there are numerous patents that broadly claim means and methods of conducting business on the Internet, and we have been named in lawsuits and other claims alleging that we violated patents in connection with various aspects of our business.  We have not searched patents relative to our technology. While we believe we have managed this process effectively to date, defending ourselves against intellectual property claims, whether they are with or without merit can result in costly litigation and diversion of personnel. These type of claims could result in our inability to use our technology as currently configured or as we configure it in the future and could significantly impact our ability to market our services or merchandise our products. As a result of this type of dispute, we could also be required to develop non-infringing technology, make royalty or damage payments, enter into licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims, any of which could be costly or unavailable on acceptable terms.

Our distribution mechanisms for our goods and services are increasingly complex across various distribution platforms, various geographical areas and timing windows.

Our inadvertent grant of inconsistent rights to our intellectual property, goods and services or allegations of such inconsistent grants could result in claims of breach of our distribution agreements or licenses and/or result in litigation which could adversely impact our operations.

We could incur substantial liability in the event of accidents or injuries occurring during our physically demanding events.

We hold numerous live events each year. This schedule exposes our performers and our employees who are involved in the production of those events to the risk of travel and performance-related accidents, the consequences of which are not fully covered by insurance. The physical nature of our events exposes our performers to the risk of serious injury or death. Although our performers, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we self-insure medical costs for our performers for injuries that they incur while performing. We also self-insure a substantial portion of any other liability that we could incur relating to such injuries. Liability to us resulting from any death or serious injury sustained by one of our performers while performing, to the extent not covered by our insurance, could adversely affect our business, financial condition and operating results.  As noted below, we are the defendant in litigation claiming that professional wrestling as currently and historically performed by us has resulted in significant injuries to our performers including, but not limited to, chronic traumatic encephalopathy or "CTE".

Our live events entail other risks inherent in public live events, which could lead to disruptions of our business as well as liability to other parties, any of which could adversely affect our financial condition or results of operations.

We hold numerous large live events each year, both domestically and internationally. Certain risks are inherent in events of the type we perform as well as the travel to and from them. Although we believe we take appropriate safety and financial precautions in connection with our events, risks attend such events including air and land travel interruption or accidents, the spread of illness, injuries resulting from building problems, pyrotechnics or other equipment malfunction, terrorism or other violence, local labor strikes and other force majeure type events. These issues could result in personal injuries or deaths, canceled events and other disruptions to our business for which we do not carry business interruption insurance.  Any of these could result in liability to other parties for which we may not have insurance.  Any of these risks could adversely affect our business, financial condition and/or results of operations.

We continue to face certain risks relating to our feature film business, which could result in higher production costs and asset impairment charges, which could adversely affect our financial condition or our results of operations.

We have substantial capitalized film costs. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment used to develop estimates of expected future revenues from films. If expected revenue from one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, we may be required to record an impairment charge and write down the capitalized costs of the film.  No assurance can be given that we will not record additional impairment charges in future periods. In addition, capitalized film costs are reflected net of certain production tax incentives granted by various governmental authorities. Our ability to realize these credits may be limited by changes in the laws and regulations relating to the incentives and/or the economic environment. The inability to realize these credits would have the effect of increasing our overall production costs.

In addition to the risks noted above relating to WWE Network, we could face a variety of risks if we expand into other new and complementary businesses and/or make certain investments.

We have entered into new or complementary businesses and made equity and debt investments in other companies in the past and plan to continue to do so in the future. Risks of this expansion and/or these investments may include, among other risks: potential diversion of management’s attention and other resources, including available cash, from our existing businesses; unanticipated liabilities or contingencies; reduced earnings due to increased amortization; loss on investments due to poor performance by the business invested in; revaluations of debt and equity investments as well as market, credit and interest-rate risks (any of which could result in  impairment charges and other costs); competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs which could affect our business, financial condition and operating results.

We face various risks relating to our computer systems and online operations, which could have a negative impact on our financial condition or our results of operations.

The Company faces the risk of a security breach or disruption, whether through external cyber intrusion or from persons with access to systems inside our organization.  Although the Company makes significant efforts to maintain the security of its computer systems, and has implemented various measures to monitor and manage the risk of a security breach or disruption, there can be no assurance that these security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them. The Company also utilizes third party service providers in several aspects of its operations (including WWE Network), and these third parties are also subject to risks of security breach or disruption.  The Company may not be able to adequately assure levels of security among its service providers.  The Company and certain of its third party service providers receive personal information through web services including WWE Network.  In many instances this information is subject to the Company's privacy policies.  Personal information received by our service providers includes credit card information in certain instances, most notably WWE Network, our live event merchandise sales and WWEShop, the Company's internet retail operations. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the computer systems of the Company or one or more of its service providers could disrupt the proper functioning of these systems and therefore the Company's  operations (for which we likely will not carry sufficient insurance); result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result; and subject the Company to litigation or damage to its reputation.  Any or all of these could have a negative impact on our financial condition or results of operations.

Our businesses entail certain risks relating to privacy norms and regulations.

We and our partners collect certain data supplied by our fans including WWE Network subscribers.  We utilize this data in certain ways including our marketing efforts. We face complex legal obligations internationally regarding the manner in which we treat and use such information.  Unintentional noncompliance by us or our partners of these regulations could have an adverse effect on our business. If we were to disclose or use data about our fans in a manner that is objectionable to them or is contrary to applicable law, our business reputation could be adversely affected.  We could also face potential legal claims that could impact our operating results.  We expect this risk to continue as our business evolves and as we expand internationally.

A decline in general economic conditions or disruption of financial markets may, among other things, reduce the discretionary income of consumers or erode advertising markets, which could adversely affect our business.

Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live events, programming (including WWE Network) films and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit the ability of our licensees and distributors to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Our television partners derive revenues from the sale of advertising. We also sell advertising directly on our website, on WWE Network and, depending upon the distribution methods used to monetize additional content, we may have additional advertising to sell. Softness in the advertising markets due to a weak economic environment or otherwise, could adversely affect our revenues or the financial viability of our distributors.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts which could potentially have a material adverse effect on our results of operations.

A substantial portion of our accounts receivable are from distributors of WWE Network, pay-per-view, television and home video programming and licensees who produce consumer products containing our intellectual property. The concentration of our accounts receivable across a limited number of distributors subjects us to individual credit risk with respect to these parties who could become insolvent or declare bankruptcy, rendering collection impossible.  Certain of the parties are located overseas which can make collections more difficult and, at times, economically unfeasible.  Additionally, adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors, including our key distributors and/or licensees. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

Our ability to access our revolving general purpose credit facility may be limited due to certain financial covenants and restrictions.

We have never borrowed under our general purpose revolving credit facility.  We currently have access to funds under the facility, if needed, however, this facility’s term currently ends in September 2016, and no assurance can be given that an amendment or suitable replacement will be available or economically viable if the Company seeks to renew or replace the facility.  Through certain of its subsidiaries the Company also has in place a films financing credit facility and a term loan that was used to purchase, and is secured by, the Company’s jet.  Whether or not our revolving general purpose credit facility or a replacement is available, we believe we have sufficient liquidity for our operating needs and payment of our dividend in 2016. If we are incorrect in this assessment of our liquidity and are unable to obtain adequate capital, our business, financial condition, liquidity and operating results could be materially adversely affected.

We could incur substantial liabilities if litigation is resolved unfavorably.

The Company is a defendant in a lawsuit seeking class action status alleging, among other things, violations of federal securities laws based on certain statements relating to the negotiation of our domestic television license.  The Company strongly disputes the merit of this lawsuit and intends to vigorously defend itself. The adverse outcome and/or settlement of the lawsuit could result in significant expense to the Company, which could have a material adverse impact on our business and/or our operating results.

The Company has also been named as a defendant in lawsuits seeking class action status alleging, among other things, that performers have received traumatic brain injuries while performing for the Company and may have CTE.  The Company strongly disputes the merit of this type of case and has moved to dismiss the lawsuits, which have now been consolidated for most purposes but not for our motions to dismiss. If our motions to dismiss are not granted, the Company plans to oppose class certification and otherwise to defend the lawsuits vigorously. This type of litigation has been and may continue to be costly, and by its nature the outcome of litigation is difficult to assess and quantify.  In this regard, due to the long time periods claimed to be involved in these cases, the Company’s insurance coverage for them is unclear, and no insurer is currently providing the Company defense costs.  The adverse outcome and/or settlement of this litigation could result in significant expense to the Company, which could have a material adverse impact on our business and/or our operating results.

In the ordinary course of business we become subject to various other complaints and litigation matters. The outcome of litigation is inherently difficult to assess and quantify, and the defense against claims or actions can be costly and time consuming for management. Any adverse judgment in litigation significantly in excess of our insurance coverage could adversely affect our financial condition or results of operations.

Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.

We believe that the price of our stock generally reflects certain market expectations for our future operating results.  Any failure to meet or delay in meeting these expectations, including as a result of the failure of WWE Network to achieve subscriber numbers or other expectations or as a result of any of the other events, conditions and/or circumstances set forth in these Risk Factors could cause the market price of our stock to decline significantly.

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

All of the issued and outstanding shares of Class B common stock are held by Vincent McMahon and other members of his family including certain trusts set up for family members. Sales of substantial amounts of these shares, or the perception that such sales could occur, may lower the prevailing market price of our Class A common stock. If any sales or transfers of Class B common stock are made to persons outside of the McMahon family, the shares automatically convert into Class A common stock.

Our Class A common stock is volatile and has a relatively small public "float."

The price at which our common stock has traded has fluctuated significantly, especially in the past two years.  The price may continue to be volatile due to a number of factors beyond our direct control, including our number of WWE Network subscribers, operating results (especially where different from the expectations of securities analysts, investors and the financial community), market volatility in general and short interest in our stock.  Given the dynamic nature of our business and all other factors that limit the predictability of the future, any of our forecasts, outlook or other forward-looking statements could differ materially from actual results which could cause a decline in the trading price of our common stock.

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

Our principal properties consist of the following:

Facility	Location	Square Feet	Owned/Leased	Expiration Date of Lease
Corporate offices	Stamford, CT	114,300	Owned	—
Warehouse space	Norwalk, CT	121,500	Leased	January 2020
Production facility	Stamford, CT	90,000	Owned	—
Corporate offices and production facilities	Stamford, CT	41,400	Leased	Various through May 2018
Training facilities	Orlando, FL	39,000	Leased	Various through November 2017
Sales offices	Various	29,900	Leased	Various through December 2026
WWE Studios office	Los Angeles, CA	11,100	Leased	April 2020
Warehouse space	Stamford, CT	5,600	Leased	September 2016

All of the facilities listed above are utilized in our Media Division, in Live Events, in our Consumer Products Division and in our Corporate and Other segment, with the exception of the WWE Studios office in Los Angeles, which focuses on our WWE Studios segment.

Item 3.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015 a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne,  which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively.    Lastly, on June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  Motions to dismiss remain pending in all cases, and the Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso.  Such discovery is to be completed by June 1, 2016 and dispositive motions filed by August 1, 2016.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the New York Stock Exchange, under the symbol "WWE".  Our Class B common stock is not listed on any exchange.

The following table sets forth the high and the low sale prices per share of our Class A common stock as reported by the New York Stock Exchange and the dividends declared per share of Class A and Class B common stock for the periods indicated:

Fiscal Year 2015

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$17.91	$17.80	$23.63	$21.33	$23.63
Low	$9.82	$13.01	$15.40	$15.52	$9.82
Class A dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

Fiscal Year 2014

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$31.98	$30.39	$15.88	$14.68	$31.98
Low	$15.31	$10.55	$11.40	$10.76	$10.55
Class A dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

There were 7,916 holders of record of Class A common stock and four holders of record of Class B common stock on February 10, 2016. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock, and as a result, can effectively exercise control over our affairs.

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

In September 2011, the Company entered into a $200 million senior unsecured revolving credit facility, which was amended and restated in April 2013, and further amended on May 1, 2014 ("the Revolving Credit Facility").  The Company has never had any borrowings under the Revolving Credit Facility. The Revolving Credit Facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder, and as of December 31, 2015, we are in compliance with the provisions of the Revolving Credit Facility and are not restricted from paying dividends to our stockholders.  The Revolving Credit Facility’s term currently ends in September 2016, and no assurance can be given that an amendment or suitable replacement will be available or economically viable if the Company seeks to renew or replace the facility.  Whether or not our Revolving Credit Facility or replacement is available, we believe we have sufficient liquidity for our operating needs and payment of our dividend in 2016.

Cumulative Total Return Chart

Set forth below is a line graph comparing, for the period commencing December 31, 2010 and ended December 31, 2015, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2010 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
World Wrestling Entertainment, Inc.	100.00	69.94	62.70	138.02	106.17	157.96
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
S&P Movies & Entertainment	100.00	111.34	149.91	233.21	274.77	249.37

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

Financial Highlights: (in millions, except per share data)

	For the year ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Net revenues	$658.8	$542.6	$508.0	$484.0	$483.9
Operating income (loss)	$38.8	$(42.2)	$5.9	$43.2	$37.0
Net income (loss)	$24.1	$(30.1)	$2.8	$31.4	$24.8
Earnings (Loss) per share, basic	$0.32	$(0.40)	$0.04	$0.42	$0.33
Earnings (Loss) per share, diluted	$0.32	$(0.40)	$0.04	$0.42	$0.33
Dividends declared per Class A share	$0.48	$0.48	$0.48	$0.48	$0.72
Dividends declared per Class B share	$0.48	$0.48	$0.48	$0.48	$0.60

	As of December 31,
	2015	2014	2013	2012	2011
Cash, cash equivalents and short-term investments	$102.4	$115.4	$109.4	$152.4	$155.8
Total assets	$409.1	$382.6	$378.5	$381.4	$378.6
Total debt	$21.6	$25.9	$29.6	$—	$1.6
Total stockholders’ equity	$209.3	$205.9	$265.9	$294.7	$295.1

(1)

Operating income includes impairment charges on our feature films of $0.5 million (See Note 7 to the consolidated financial statements).  Operating income also includes a $7.1 million non-cash abandonment charge to write-off costs relating to a significant media center expansion project.  These costs, which included architectural, engineering and technical design costs, were incurred several years ago but the expansion was delayed due to the economic uncertainty at the time. Recent changes in our operations further delayed the expansion project. In light of the Company’s current operating model, including the increased production demands of WWE Network and headcount requirements, the Company has made the determination that these plans would not be viable and as such have deemed them abandoned and wrote-off the asset balance associated with the project as a loss on abandonment which is reflected in our Corporate and Other segment (See Note 6  to the consolidated financial statements).

(2)

Operating income includes impairment charges on our feature films of $1.5 million (See Note 7 to the consolidated financial statements) and $4.2 million in restructuring charges of which $2.4 million relates to severance and other costs and $1.8 million relates to the impairment of gamification assets and is included in depreciation and amortization expense. Operating income also includes a $1.6 million adjustment to reduce the carrying value of the former corporate aircraft to its estimated fair value and is included in depreciation expense. Net income includes a $4.0 million impairment of an equity investment and is included in other expense.

(3)

Operating income includes impairment charges on our feature films of $11.7 million (See Note 7 to the consolidated financial statements) and $10.7 million of costs associated with our emerging content and distribution efforts, including WWE Network, partially offset by the positive impact of $3.4 million resulting from the transition of our video game business to a new licensee.

(4)

Operating income includes $8.2 million of costs associated with our emerging content and distribution efforts, including WWE Network, offset by the impact of a $4.4 million tax benefit relating to previously unrecognized tax benefits.

(5)

Operating income includes impairment charges on our feature films of $23.4 million and $4.0 million of costs associated with our emerging content and distribution efforts, including WWE Network.  Results for 2011 do not include amounts for management incentive compensation since the Company did not meet performance targets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report.

Our operations are organized around the four principal activities:

Media Division:

Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view programming, and advertising fees.

Television

•	Revenues consist principally of television rights fees and advertising.

Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, and subscription and transactional on-demand outlets.

Digital Media

•	Revenues consist principally of advertising sales on our websites and third party websites including YouTube, and sales of various broadband and mobile content.

Live Events:

•	Revenues consist principally of ticket sales and travel packages for live events.

Consumer Products Division:

Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys and apparel.

Venue Merchandise

•	Revenues consist of sales of merchandise at our live events.

WWEShop

•	Revenues consist of sales of merchandise on our websites, including through our WWEShop Internet storefront and on distribution platforms, including Amazon.

WWE Studios:

•	Revenues consist of amounts earned from investing in, producing, and/or distributing filmed entertainment.

Corporate & Other:

•

Revenues consist of amounts earned from talent appearances.  Expenses are categorized and presented into two categories comprised of Corporate Support and Business Support. Corporate Support expenses primarily include our corporate general and administrative functions.  Business Support expenses include our sales and marketing functions, include our international sales offices, and talent development function, including the costs associated with our WWE Performance Center, as well as business strategy and data analytics support. Additionally, Corporate and Other includes all intersegment eliminations recorded in consolidation.

Results of Operations

The Company presents OIBDA as the primary measure of segment profit (loss). The Company defines OIBDA as operating income before depreciation and amortization (excluding feature film and television production asset amortization and impairments, as well as the amortization of costs related to content delivery and technology assets utilized for WWE Network). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources.  Additionally, we believe that OIBDA provides a meaningful representation of operating cash flows within our segments.

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

We do not allocate certain costs included in OIBDA of our Corporate and Other segment to the other reportable segments.   Corporate and Other expense primarily includes corporate overhead and certain business expenses related to sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center.  These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Revenues from transactions between our operating segments are not material. Included in Corporate and Other are intersegment eliminations recorded in consolidation.

Results of Operations

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

(dollars in millions)

Summary

			Increase
	2015 (1)	2014 (2)	(decrease)
Net Revenues
Media Division	$425.4	$339.9	25%
Live Events	124.7	110.7	13%
Consumer Products Division	98.4	78.1	26%
WWE Studios	7.1	10.9	(35)%
Corporate & Other	3.2	3.0	7%
Total	658.8	542.6	21%

OIBDA
Media Division	154.4	75.4	105%
Live Events	38.0	27.8	37%
Consumer Products Division	42.8	32.2	33%
WWE Studios	(1.5)	0.5	(400)%
Corporate & Other	(172.1)	(151.4)	(14)%
Total	61.6	(15.5)	497%
OIBDA as a percentage of revenues	9%	(3)%

Depreciation and amortization	22.8	26.7	(15)%
Operating (loss) income	38.8	(42.2)	192%
Loss on equity investment	—	(4.0)	100%
Investment and other expense, net	(2.6)	(3.1)	16%
(Loss) income before income taxes	36.2	(49.3)	173%
(Benefit) provision for income taxes	12.1	(19.2)	163%
Net (loss) income	$24.1	$(30.1)	180%

(1)

2015 results include a $7.1 million non-cash abandonment charge to write-off the value of costs related to a media center expansion project that were incurred several years ago but the expansion was delayed due to the economic uncertainty at the time. Recent changes in our operations further delayed the expansion project. In light of the Company’s current operating model, including the increased production demands of WWE Network and headcount requirements, the Company has made the determination that these plans would not be viable and as such have deemed them abandoned and wrote-off the asset balance associated with the project as a loss on abandonment which is reflected in our Corporate and Other segment. 2015 results also include $0.5 million of impairment charges related to our film portfolio, and is reflected in our WWE Studios segment.

(2)

2014 results include the following items impacting comparability: (i) $4.2 million in restructuring charges comprised of $2.4 million related to severance and other costs primarily reflected in Corporate and Other Expense with $0.3 million reflected in our Digital Media segment, and $1.8 million related to the impairment of gamification assets, which is included in Depreciation and amortization expense; (ii) a $4.0 million impairment of an equity investment, which is included in Loss on equity investment; (iii) a $1.6 million adjustment to write-down the carrying value of our former corporate aircraft to its estimated fair value, included in Depreciation and amortization expense; and (iv) $1.5 million of impairment charges related to our film portfolio reflected in our WWE Studios segment.

Our Media division revenues increased 25%, primarily due to increased subscription revenue related to the growth of our WWE Network in new and existing territories, and the escalation of television rights fees. Our Live Events segment revenues increased by 13%, primarily driven by additional events and higher average ticket prices. Our Consumer Products division experienced a 26% increase in revenues, primarily driven by higher licensing revenues from our video games. Our WWE Studios segment reflected a 35% decrease in revenues driven by the timing of our film releases and the performance of our movie portfolio.

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

			Increase
	2015	2014	(decrease)
Revenues-Media Division
Network	$159.4	$115.0	39%
Subscriptions	$138.8	69.5	100%
Pay-per-view	$20.6	$45.2	(54)%
WWE Classics On Demand (a)	$—	$0.3	(100)%
Monthly subscription price (dollars) (b)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,217,100	816,000	49%
Domestic	939,900	772,000	22%
International (c)	277,200	44,000	530%
Number of average paid subscribers (d)	1,139,400	567,000	101%
Number of pay-per-view events	12	12	—%
Number of buys from pay-per-view events	1,403,000	2,292,000	(39)%
Average revenue per buy (dollars)	$14.68	$19.55	(25)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	$59.95	—%
Television	$231.1	$176.7	31%
Home Entertainment	$13.4	$27.3	(51)%
Gross units shipped	2,081,400	2,674,400	(22)%
Digital Media	$21.5	$20.9	3%
Total	$425.4	$339.9	25%

Television Ratings
Average weekly household ratings for RAW	3.2	3.4	(6)%
Average weekly household ratings for SmackDown	2.1	2.3	(10)%
Average weekly household ratings for Total Divas (E!)	1.4	1.3	9%

(a)	This service was discontinued in January 2014.
(b)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(c)

Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network. The number of subscribers under licensed partner agreements represented approximately 9% of the ending paid total as of December 31, 2015.  The impact of these subscribers on WWE Network results is reflected in WWE Network’s average revenue per subscriber.

(d)	Average subscribers shown for 2014 represent the average level of subscribers for the year ended December 31, 2014 although WWE Network did not launch in the U.S. until February 24, 2014.

			Increase
	2015	2014	(decrease)
OIBDA-Media Division
Network	$48.4	$(1.8)	2,789%
Television	97.0	61.9	57%
Home Entertainment	4.6	15.0	(69)%
Digital Media	4.4	0.3	1,367%
Total	$154.4	$75.4	105%
OIBDA as a percentage of revenues	36%	22%

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $44.4 million, or 39%, in 2015 as compared to 2014.  WWE Network revenues increased by $69.3 million, or 100%, in 2015 as compared to 2014, driven primarily by the increase in paid subscribers. During the year ended December 31, 2015, WWE Network had an average of 1,139,400 paid subscribers, compared to an average of 567,000 subscribers in 2014.  WWE Network, which launched on February 24, 2014, is a

24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library.  During the year ended December 31, 2015, there were approximately 1,973,800 gross additions to WWE Network’s subscriber base, offset by churn of 1,572,700 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). The subscription pricing of WWE Network at December 31, 2015 is $9.99 per month with no minimum commitment. The increased revenues generated by WWE Network in 2015 were partially offset by the decline in pay-per-view revenues of $24.6 million, or 54%. This decline was primarily attributable to the launch and continued growth and expansion of WWE Network. Network OIBDA as a percentage of revenues increased to a profit of 30% in 2015 as compared to a loss of 2% in 2014. The margin was positively impacted by the higher revenues in 2015, coupled with lower advertising and customer service costs, which were incurred to support WWE Network’s launch in 2014.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $54.4 million, or 31%, in 2015 as compared to 2014.  Television rights fees in 2015 include approximately $42.8 million in incremental revenues associated with certain key television distribution agreements, which became effective in the fourth quarter of 2014 or the first quarter of 2015.  The increase in revenue was also attributable to the relaunch of Tough Enough, which aired 10 episodes during 2015 and did not take place in 2014.  The Company also recognized incremental revenues in 2015 associated with our streaming service offerings on Hulu.  Television OIBDA as a percentage of revenues increased to 42% in 2015 as compared to 35% in 2014, primarily driven by higher revenues, partially offset by an increase in the costs incurred to produce television programming.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $13.9 million, or 51%, in 2015 as compared to 2014.  The decrease was due to a 22% decline in units shipped and the absence of $4.6 million of minimum guarantees received in 2014 from our former home video distributor.  The decline in DVD and Blu-Ray units shipped reflected reduced shipments of WWE’s titles in response to a declining home entertainment market coupled with the impact of available programming on WWE Network.  Home entertainment OIBDA as a percentage of revenues decreased to 34% in 2015 as compared to 55% in 2014, primarily driven by the decrease in sell-through rates and the absence of the minimum guarantee recognized in 2014.

Digital media revenues increased by $0.6 million, or 3%, in 2015 as compared to 2014, primarily due to increased advertising revenues, including our streaming content on YouTube.  These increases were partially offset by the elimination of our digital pay-per-view product upon launch of WWE Network and discontinuation of our publishing business in the second half of 2014.  Digital media OIBDA as a percentage of revenues increased to 20% in 2015 from 1% in 2014, primarily driven by the absence of our publishing business, which was operating at a loss in 2014 before being discontinued.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

			Increase
	2015	2014	(decrease)
Revenues- Live Events
Live events	$122.4	$108.5	13%
North America	$93.0	$81.8	14%
International	$29.4	$26.7	10%
Total live event attendance	2,055,000	1,931,000	6%
Number of North American events	273	264	3%
Average North American attendance	6,000	6,000	—%
Average North American ticket price (dollars)	$53.22	$48.86	9%
Number of international events	56	54	4%
Average international attendance	7,300	6,200	18%
Average international ticket price (dollars)	$65.10	$75.81	(14)%
Travel packages	$2.3	$2.2	5%
Total	$124.7	$110.7	13%

			Increase
	2015	2014	(decrease)
OIBDA-Live Events
Live events	$36.9	$27.0	37%
Travel packages	1.1	0.8	38%
Total	$38.0	$27.8	37%
OIBDA as a percentage of revenues	30%	25%

Live events revenues, which include revenues from ticket sales and travel packages, increased by $14.0 million, or 13%, in 2015 as compared to 2014.  Revenues from our North America live events business increased by $11.2 million, or 14%, primarily due to higher average ticket prices, including WrestleMania and nine additional events.  Revenues from our international live events business increased by $2.7 million, or 10%, primarily due to higher attendance and two additional events.  These increases were partially offset by lower average ticket prices, which were primarily driven by unfavorable changes in exchange rates. Also contributing to the overall increase in revenues was the impact of the expanded touring schedule for the Company’s emerging NXT brand.  Live events OIBDA as a percentage of revenues increased to 30% in 2015 as compared to 25% in 2014, driven primarily by the impact of the increase in revenue.

Consumer Products Division

The following tables present the performance results and key drivers for our segments within our Consumer Products division (dollars in millions, except where noted):

			Increase
	2015	2014	(decrease)
Revenues-Consumer Products Division
Licensing	$48.9	$38.6	27%
Venue merchandise	22.4	19.3	16%
Domestic per capita spending (dollars)	$10.54	$9.58	10%
WWEShop	27.1	20.2	34%
Average WWEShop revenues per order (dollars)	$45.87	$47.56	(4)%
Total	$98.4	$78.1	26%

			Increase
	2015	2014	(decrease)
OIBDA-Consumer Products Division
Licensing	$28.8	$21.0	37%
Venue merchandise	8.9	7.7	15%
WWEShop	5.1	3.5	47%
Total	$42.8	$32.2	33%
OIBDA as a percentage of revenues	44%	41%

Licensing revenues increased by $10.3 million, or 27%, in 2015 as compared to 2014, driven largely by the improved performance of our video games of $10.8 million, partially offset by lower licensing revenues from our collectibles licenses.  The increased performance of our video games in 2015 is derived from both higher unit sales of our franchise game, WWE2K15, and a WWE branded game, WWE SuperCard. Licensing OIBDA as a percentage of revenues increased to 59% in 2015 as compared to 54% in 2014, primarily due to a decrease in promotional costs and the increase in revenues. In 2014, we recorded approximately $2.1 million of promotional costs associated with Slam City webisodes produced to support a line of toys with Mattel.  There were no similar costs in 2015.

Venue merchandise revenues increased by $3.1 million, or 16%, in 2015 as compared to 2014, primarily due to a  10% increase in domestic per capita merchandise spending and the impact of additional events. Venue merchandise OIBDA as a percentage of revenues was essentially flat at approximately 40% in the periods presented.

WWEShop revenues increased by $6.9 million, or 34%, in 2015 compared to 2014, due to a 39% increase in the volume of online merchandise sales to approximately 590,000 orders. Orders increased primarily due to the impact of increased marketing and improved product assortment, as well as increased revenue from our international E-commerce business.  This increase was partially offset by a 4% decline in the average revenue per order to $45.87 in 2015.  WWEShop OIBDA as a percentage of revenues increased to 19% in 2015 as compared to 17% in 2014 due to the increase in revenues.

WWE Studios

WWE Studios revenues decreased $3.8 million, or 35%, in 2015 as compared to 2014. The decrease in film revenue is reflective of both the timing of our film releases and the performance of previously released films.  We released six films in 2015 as compared to seven films in 2014.  As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios revenues of $7.1 million in 2015 include $2.5 million from film releases in 2014, with prior releases contributing the remainder of film revenues. WWE Studios revenue of $10.9 million in 2014 benefited from the strong performance of Scooby Doo! WrestleMania Mystery,  which was released in the first quarter of 2014.  Additionally, 2014 results included $3.8 million in revenue due to the continued strong performance associated with The Call, a 2013 release.  WWE Studios OIBDA decreased $2.0 million in 2015 as compared to 2014, as reduced revenues in the current year were partially offset by reduced impairment charges. The Company recorded $0.5 million of impairment charges in 2015 as compared to $1.5 million recorded in 2014.

At December 31, 2015, the Company had $26.4 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $15.3 million is for films in-release, $8.0 million is for films in production and the remaining $3.1 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.

Corporate & Other

We do not allocate to our operating segments certain operating expenses that benefit the Company as a whole. We have categorized and presented our Corporate & Other expenses into two categories comprised of Corporate Support and Business Support.  Corporate Support represents corporate functional overhead expenses, which include finance and accounting, corporate executive offices, legal, facilities, information technology, and human resources.  Business Support represents cross functional support to assist in our revenue generating business activities, and includes our sales and marketing functions, including our international sales offices, and talent development functions, including costs associated with our WWE Performance Center, as well as business strategy and data analytics support. The presentation of Corporate & Other expenses in these two categories provides further details on the primary composition of our Selling, general and administrative expenses as presented in our Consolidated Statements of Operations as the majority of Selling, general and administrative expenses are comprised of expenses from our Corporate & Other segment.

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the year ended December 31,
	2015			2014
	Corporate Support	Business Support	Corporate & Other	Corporate Support	Business Support	Corporate & Other	Increase (Decrease)
Corporate & Other revenue (1)	$—	$3.2	$3.2	$—	$3.0	$3.0	7%

Corporate & Other expenses:
Staff related	$23.9	$32.2	$56.1	$22.4	$31.5	$53.9	4%
Management incentive compensation	10.9	13.7	24.6	6.2	6.2	12.4	98%
Legal, accounting and other professional	16.8	7.3	24.1	17.9	4.4	22.3	8%
Travel and entertainment expenses	0.2	5.7	5.9	0.1	6.0	6.1	(3)%
Advertising, marketing and promotion	0.5	7.7	8.2	—	9.5	9.5	(14)%
Corporate insurance	2.7	1.6	4.3	2.5	1.2	3.7	16%
Bad debt expense	0.6	—	0.6	1.2	—	1.2	(50)%
Other expenses (1)	16.8	27.6	44.4	17.2	28.1	45.3	(2)%
Corporate & Other expenses	$72.4	$95.8	$168.2	$67.5	$86.9	$154.4	9%
Corporate & Other as a percentage of net revenues	11%	15%	26%	12%	16%	28%

Loss on abandonment	7.1	—	7.1	—	—	—	100%

OIBDA - Corporate & Other	$(79.5)	$(92.6)	$(172.1)	$(67.5)	$(83.9)	$(151.4)	14%

(1)

Corporate & Other revenue and Other expenses within Business Support includes revenue and costs associated with talent appearances and other talent related costs, and intersegment eliminations recorded in consolidation.

Corporate and Other expenses increased by $13.8 million, or 9%, in 2015 compared to 2014.  This increase is primarily due to an increase of $12.2 million in management incentive compensation, reflecting amounts expected to be paid based on the Company’s operating performance.  Corporate and Other OIBDA for 2015 includes a non-cash abandonment charge of $7.1 million to write-off the value of costs related to a media center expansion project that were incurred several years ago but the expansion was delayed due to the economic uncertainty at the time. Recent changes in our operations further delayed the expansion project. In light of the Company’s current operating model, including the increased production demands of WWE Network and headcount requirements, the Company has made the determination that these plans would not be viable and as such have deemed them abandoned and wrote-off the asset balance associated with the project as Loss on abandonment on our Consolidated Statement of Operations, which is reflected in our Corporate and Other segment results.

Depreciation and Amortization

(dollars in millions)

			Increase
	2015	2014	(decrease)
Depreciation and amortization	$22.8	$26.7	(15)%

Depreciation and amortization expense decreased $3.9 million, or 15%, in 2015 compared to 2014.  Depreciation expense in 2014 includes a benefit of $1.5 million from the recognition of an infrastructure tax credit.  Additionally, the 2014 balance includes an impairment charge of $1.8 million related to a change in business strategy related to our gamification platform and an adjustment of $1.6 million to reduce the carrying value of the Company’s former corporate aircraft to its estimated fair value prior to its sale.

Investment Income, Interest and Other Expense, Net

(dollars in millions)

			Increase
	2015	2014	(decrease)
Loss on equity investment	$—	$(4.0)	100%
Investment income, net	$1.8	$0.7	157%
Interest expense	$(2.4)	$(2.1)	14%
Other expense, net	$(2.0)	$(1.8)	11%

In 2014, the Company recognized an impairment charge of $4.0 million on an equity investment for the excess of the carrying value over its estimated fair value. Investment income, net includes income from short term investment instruments.  Investment income, net also includes our pro-rata portion of earnings from an equity method investment entered into during the first quarter of 2015, which resulted in $1.0 million of net equity method earnings recorded in 2015.  Interest expense relates primarily to interest on our debt facilities.

Income Taxes

(dollars in millions)

			Increase
	2015	2014	(decrease)
Provision for (benefit from) income taxes	$12.1	$(19.2)	163%
Effective tax rate	33%	39%

The effective tax rate was 33% in 2015 as compared to 39% in 2014.  The lower rate in 2015 reflects domestic production activity benefits.  In 2014, there were no similar benefits as the Company was in a loss position.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

(dollars in millions)

Summary

			Increase
	2014 (1)	2013 (2)	(decrease)
Net Revenues
Media Division	$339.9	$302.7	12%
Live Events	110.7	113.1	(2)%
Consumer Products Division	78.1	78.5	(1)%
WWE Studios	10.9	10.8	1%
Corporate & Other	3.0	2.9	3%
Total	542.6	508.0	7%

OIBDA
Media Division	75.4	98.4	(23)%
Live Events	27.8	30.8	(10)%
Consumer Products Division	32.2	41.2	(22)%
WWE Studios	0.5	(12.7)	(104)%
Corporate & Other	(151.4)	(127.3)	19%
Total	(15.5)	30.4	(151)%
OIBDA as a percentage of revenues	(3)%	6%

Depreciation and amortization	26.7	24.5	9%
Operating (loss) income	(42.2)	5.9	(815)%
Loss on equity investment	(4.0)	—	(100)%
Investment and other expense, net	(3.1)	(1.3)	138%
(Loss) income before income taxes	(49.3)	4.6	(1,172)%
(Benefit) provision for income taxes	(19.2)	1.8	(1,167)%
Net (loss) income	$(30.1)	$2.8	(1,175)%

(1)

2014 results include the following items impacting comparability: (i) $4.2 million in restructuring charges comprised of $2.4 million related to severance and other costs primarily reflected in Corporate and Other Expense with $0.3 million reflected in our Digital Media segment, and $1.8 million related to the impairment of gamification assets, which is included in Depreciation and amortization expense; (ii) a $4.0 million impairment of an equity investment, which is included in Loss on equity investment; (iii) a $1.6 million adjustment to write-down the carrying value of our former corporate aircraft to its estimated fair value, included in Depreciation and amortization expense; and (iv) $1.5 million of impairment charges related to our film portfolio reflected in our WWE Studios segment.

(2)

2013 results include $11.7 million of impairment charges related to our film portfolio reflected in our WWE Studio segment and an approximate $3.4 million positive impact from the transition of our video game business to a new licensee reflected in our Licensing segment.

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

Media Division

The following tables present the performance results for our segments within our Media division (dollars in millions, except where noted):

			Increase
	2014	2013	(decrease)
Revenues-Media Division
Network	$115.0	$86.3	33%
Subscriptions	$69.5	N/A
Pay-per-view	$45.2	$82.5	(45)%
WWE Classics On Demand (a)	$0.3	$3.8	(92)%
Monthly subscription price (dollars) (b)	$9.99	N/A
Number of paid subscribers at period end	816,000	N/A
Domestic	772,000	N/A
International	44,000	N/A
Number of average paid subscribers (c)	567,000	N/A
Number of pay-per-view events	12	12	—%
Number of buys from pay-per-view events	2,292,000	3,838,000	(40)%
Average revenue per buy (dollars)	$19.55	$21.41	(9)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	$59.95	—%
Television	$176.7	$163.4	8%
Home Entertainment	$27.3	$24.3	12%
Gross units shipped	2,674,400	3,987,200	(33)%
Digital Media	$20.9	$28.7	(27)%
Total	$339.9	$302.7	12%

Television Ratings
Average weekly household ratings for RAW	3.4	3.4	—%
Average weekly household ratings for SmackDown	2.3	2.2	5%
Average weekly household ratings for WWE Main Event	1.0	0.9	11%
Average weekly household ratings for Total Divas (E!)	1.3	1.4	(7)%

(a)	This service was discontinued in January 2014.
(b)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(c)	Average subscribers shown for 2014 represent the average level of subscribers for the year ended December 31, 2014 although WWE Network did not launch in the U.S. until February 24, 2014.

			Increase
	2014	2013	(decrease)
OIBDA-Media Division
Network	$(1.8)	$27.9	(106)%
Television	61.9	56.1	10%
Home Entertainment	15.0	8.8	70%
Digital Media	0.3	5.6	(95)%
Total	$75.4	$98.4	(23)%
OIBDA as a percentage of revenues	22%	33%

Network revenues, which include revenues generated by WWE Network, pay-per-view and video-on-demand, increased by $28.7 million in 2014 as compared to 2013. WWE Network is a 24/7 streaming network that provides access to live and scheduled programming, including all 12 of WWE’s live pay-per-view events, as well as access to its comprehensive video-on-demand library. WWE Network, which launched on February 24, 2014, accounted for $69.5 million in new digital subscription revenues during 2014 with approximately 567,000 average paid subscribers for the year ended December 31, 2014. During the year ended December 31, 2014, WWE Network had approximately 1,490,000 gross additions to its subscriber base, offset by churn of 674,000 subscribers.

Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). The subscription pricing at December 31, 2014 to WWE Network is $9.99 per month with a one month commitment period. The $69.5 million of revenues generated by WWE Network during 2014 was partially offset by the decline in pay-per-view revenue of $37.3 million due primarily to a 40% decline in total pay-per-view buys primarily attributable to WWE Network's launch.  Additionally, the average revenue per buy declined by 9% to approximately $19.55 per buy due to a higher portion of pay-per-view buys coming from international markets in which have lower effective pricing. In addition, video-on-demand revenues decreased by $3.5 million due to the cessation of our Classics On Demand offering in January 2014 in anticipation of the launch of WWE Network in February.  Total Network OIBDA as a percentage of revenues decreased to a loss of 2% in 2014 as compared to a profit of 32% in 2013 driven mainly by the costs associated with the launch and ongoing support of our WWE Network.  In support of WWE Network, we incurred $14 million in additional programming and production costs.  Additionally, advertising and promotion expense increased $16 million in support of WWE Network's launch and subscriber acquisition efforts and we spent approximately $13 million in customer service costs associated with WWE Network.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $13.3 million in 2014 as compared to 2013.  Television rights fees during 2014 include approximately $8.0 million in incremental revenue associated with the execution of certain key television distribution agreements, many of which were entered into in the later half of the year.  Rights fees were also positively impacted by the production and licensing of new programs, most notably Total Divas, which commenced in late 2013. The television OIBDA as a percentage of revenues was essentially flat in the periods at approximately 35%.

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

Digital media revenues, which include revenues generated from WWE.com and from our magazine publishing business, decreased by $7.8 million in 2014 as compared to 2013.  WWE.com revenues decreased by $4.8 million during 2014 compared to 2013 due to lower advertising across various platforms as well as lower monetization of the Company's pay-per-view webcasts via WWE.com as these events became available on WWE Network.  Publishing revenues decreased by $3.0 million primarily due to decreased sell rates and the discontinuation of our print WWE magazine business in the third quarter of 2014.  Digital media OIBDA as a percentage of revenues decreased to 1% in 2014 from 20% in 2013 driven by the decline in digital advertising and pay-per-view buy revenue, the discontinuation of our publishing business and a relatively fixed cost structure.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

			Increase
	2014	2013	(decrease)
Revenues- Live Events
Live events	$108.5	$111.5	(3)%
North America	$81.8	$81.4	—%
International	$26.7	$30.1	(11)%
Total live event attendance	1,931,000	1,924,100	—%
Number of North American events	264	256	3%
Average North American attendance	6,000	6,000	—%
Average North American ticket price (dollars)	$48.86	$48.63	—%
Number of international events	54	65	(17)%
Average international attendance	6,200	5,900	5%
Average international ticket price (dollars)	$75.81	$74.13	2%
Travel packages	$2.2	$1.6	38%
Total	$110.7	$113.1	(2)%

			Increase
	2014	2013	(decrease)
OIBDA-Live Events
Live events	$27.0	$30.1	(10)%
Travel packages	0.8	0.7	14%
Total	$27.8	$30.8	(10)%
OIBDA as a percentage of revenues	25%	27%

Live events revenues, which include revenues from ticket sales and travel packages, decreased by $2.4 million in 2014 as compared to 2013.  Revenues from our North America live events business increased by $0.4 million, primarily due to the staging of eight additional events during 2014 which more than offset the decline in revenue associated with WrestleMania 30, which experienced decreased attendance as a result of stadium capacity and configuration issues. Overall total average attendance and average ticket prices remained flat. Our international live events business decreased $3.4 million, primarily driven by eleven fewer events held, which was offset, in part, by an increase in average ticket prices and to a lesser extent average attendance during 2014 as compared to 2013. Live events OIBDA as a percentage of revenues decreased to 25% in 2014 compared to 27% in 2013 driven primarily by higher employee related expenses.

Consumer Products Division

The following tables present the performance results and key drivers for our segments within our Consumer Products division (dollars in millions, except where noted):

			Increase
	2014	2013	(decrease)
Revenues-Consumer Products Division
Licensing	$38.6	$43.6	(11)%
Venue merchandise	19.3	19.4	(1)%
Domestic per capita spending (dollars)	$9.58	$10.24	(6)%
WWEShop	20.2	15.5	30%
Average WWEShop revenues per order (dollars)	$47.46	$48.10	(1)%
Total	$78.1	$78.5	(1)%

			Increase
	2014	2013	(decrease)
OIBDA-Consumer Products Division
Licensing	$21.0	$31.3	(33)%
Venue merchandise	7.7	7.5	3%
WWEShop	3.5	2.4	46%
Total	$32.2	$41.2	(22)%
OIBDA as a percentage of revenues	41%	52%

Licensing revenues decreased by $5.0 million in 2014 as compared to 2013.  During 2014, increased video game receipts of $4.6 million were offset by the absence of a one time benefit associated with the termination of our previous video game license recorded in 2013 and lower toy royalties during 2014 compared to 2013.  Licensing OIBDA as a percentage of revenues decreased in 2014 to 54% compared to 72% in 2013. The OIBDA margin in 2013 reflected a positive benefit associated with the recognition of the advance received from THQ.

Venue merchandise revenues decreased by $0.1 million in 2014 as compared to 2013 primarily due to a 6% decline in per capita merchandise spend at our domestic events to $9.58 during 2014. The venue merchandise OIBDA as a percentage of revenues increased to 40% in 2014 from 39% in 2013 driven by product mix.

WWEShop revenues increased by $4.7 million in 2014 compared to 2013, based on a 33% increase in the volume of online merchandise sales to approximately 426,000 orders.  Orders increased primarily due to mobile shop optimization and a distribution strategy in the UK utilizing Amazon UK.  The average revenue per order decreased 1% to $47.46 during 2014.  WWEShop OIBDA as a percentage of revenues increased to 17% in 2014 as compared to 15% in 2013.

WWE Studios

WWE Studios revenues increased $0.1 million in 2014 as compared to 2013. The increase in film revenue is reflective of both the timing of our film releases and the performance of previously released films.  We released seven films in 2014 compared to six films in 2013.  WWE Studios revenue of $10.9 million in 2014 benefited from the strong performance of Scooby Doo! WrestleMania Mystery, which was released in the first quarter of 2014.  Additionally, 2014 results included $3.8 million in revenue due to the continued strong performance associated with The Call, a 2013 release.  WWE Studios revenues of $10.8 million in 2013 include $4.1 million from Christmas Bounty, a made-for-television movie released during the fourth quarter of 2013 as well as $5.4 million of revenues from prior releases. WWE Studios OIBDA increased $13.2 million in 2014 as compared to 2013, due in part to the profitability of The Call and reduced impairment charges. The Company recorded $1.5 million of impairment charges in 2014 as compared to $11.7 million recorded in 2013.

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

Corporate & Other

We do not allocate to our operating segments certain operating expenses that benefit the Company as a whole. We have categorized and presented our Corporate & Other expenses into two categories comprised of Corporate Support and Business Support.  Corporate Support represents corporate functional overhead expenses, which include finance and accounting, corporate executive offices, legal, facilities, information technology, and human resources.  Business Support represents cross functional support to assist in our revenue generating business activities, and includes our sales and marketing functions, including our international sales offices, and talent development functions, including costs associated with our WWE Performance Center, as well as business strategy and data analytics support. The presentation of Corporate & Other expenses in these two categories provides further details on the primary composition of our selling, general and administrative expenses as presented in our Consolidated Statements of Operations as the majority of selling, general and administrative expenses are comprised of expenses from our Corporate & Other segment.

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the year ended December 31,
	2014			2013
	Corporate Support	Business Support	Corporate & Other	Corporate Support	Business Support	Corporate & Other	Increase (Decrease)
Corporate & Other revenue (1)	$—	$3.0	$3.0	$—	$2.9	$2.9	3%

Corporate & Other expenses:
Staff related	$22.4	$31.5	$53.9	$21.2	$27.2	$48.4	11%
Management incentive compensation	6.2	6.2	12.4	4.0	3.0	7.0	77%
Legal, accounting and other professional	17.9	4.4	22.3	13.5	2.2	15.7	42%
Travel and entertainment expenses	0.1	6.0	6.1	0.2	4.9	5.1	20%
Advertising, marketing and promotion	—	9.5	9.5	—	8.4	8.4	13%
Corporate insurance	2.5	1.2	3.7	2.6	1.4	4.0	(8)%
Bad debt expense	1.2	—	1.2	—	—	—	N/A
Other expenses (1)	17.2	28.1	45.3	14.3	27.3	41.6	9%
Corporate & Other expenses	$67.5	$86.9	$154.4	$55.8	$74.4	$130.2	19%
Corporate & Other as a percentage of net revenues	12%	16%	28%	11%	15%	26%

OIBDA - Corporate & Other	$(67.5)	$(83.9)	$(151.4)	$(55.8)	$(71.5)	$(127.3)	19%

(1)	Corporate & Other revenue and Other expenses within Business Support includes revenue and costs associated with talent appearances and other talent related costs.

Corporate and Other expenses increased by $24.2 million, or 19%, in 2014 compared to 2013.  This is primarily due to increases in professional fees of $6.6 million related to strategic initiatives, talent development and international expansion, management incentive compensation of $5.4 million reflecting amounts expected to be paid based on the Company's operating performance, and staff related expenses of $5.5 million primarily to support talent development and other strategic objectives.  Staff related expenses during 2014 include $2.0 million in severance associated with our restructuring plan.

Depreciation and Amortization

(dollars in millions)

			Increase
	2014	2013	(decrease)
Depreciation and amortization	$26.7	$24.5	9%

Depreciation expense during 2014 includes a benefit of $1.5 million from the recognition of an infrastructure tax credit.  This credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date.  This credit was received in 2014 but related to assets placed in service in prior years.  Additionally, the 2014 balance includes an adjustment of $1.6 million to reduce the carrying value of our former corporate aircraft to its estimated fair value and an impairment charge of $1.8 million related to a change in business strategy related to our gamification platform.  Overall, depreciation expense during 2014 was higher due to depreciation expense related to the Company's recent investment in property and equipment to support our emerging content distribution efforts, including our WWE Network.

Investment Income, Interest and Other Expense, Net

(dollars in millions)

			Increase
	2014	2013	(decrease)
Loss on equity investment	$(4.0)	$—	(100)%
Investment income, net	$0.7	$1.4	(50)%
Interest expense	$(2.1)	$(1.7)	24%
Other expense, net	$(1.8)	$(1.0)	80%

Due to a change in our ownership interest in a cost method investment, we recorded an impairment charge of $4.0 million in 2014, for the excess of the carrying value over its estimated fair value.  Investment income, net includes income from short-term investment instruments.  Interest expense relates primarily to interest on our debt facilities.  The increase in other expense, net was primarily related to translation losses incurred during 2014 as a result of fluctuations in foreign currency exchange rates.

Income Taxes

(dollars in millions)

			Increase
	2014	2013	(decrease)
(Benefit from) provision for income taxes	$(19.2)	$1.8	(1,167)%
Effective tax rate	39%	39%

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

Liquidity and Capital Resources

We had cash and short-term investments of $102.4 million and $115.4 million as of December 31, 2015 and 2014, respectively.  Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $21.6 million and $25.9 million as of December 31, 2015 and 2014, respectively. This debt is related to the financing of our 2007 Bombardier Global 5000 aircraft and related refurbishments, which was purchased in August 2013.

We believe that our existing cash and investment balances and cash generated from operations will be sufficient to meet our operating requirements over the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

As of December 31, 2015, the Company was in compliance with the provisions of our $200.0 million unsecured revolving credit facility, as amended (the “Revolving Credit Facility”), there were no amounts outstanding under the Revolving Credit Facility, and the Company had available capacity under the terms of the Revolving Credit Facility of $200.0 million.  The Revolving Credit Facility’s term currently ends in September 2016.  The Company is evaluating its plans to renew or replace the facility prior to its expiration. No assurance can be given that an amendment or suitable replacement will be available or economically viable if the Company seeks to renew or replace the facility.

As of December 31, 2015, the Company was also in compliance with the provisions of the $35.0 million secured asset based revolving credit facility entered into by two of the Company’s subsidiaries (the “Film Credit Facility”), there were no amounts outstanding under the Film Credit Facility, and the Company had $5.1 million of available capacity under the terms of the Film Credit Facility.

Cash Flows from Operating Activities

Cash generated from operating activities was $49.5 million for the year ended December 31, 2015, compared to $54.7 million for the year ended December 31, 2014.  The $5.1 million decrease in cash provided by operating activities is primarily driven by the prior year receipt of a $50.0 million advance payment related to the renewal of our domestic television distribution agreement.  This decrease was also driven by changes in working capital, including timing differences in the collection of accounts receivable and increased spending in 2015 to support increased content production. These decreases were partially offset by improved operating performance and decreased spending on film production assets.

During 2015, the Company spent $3.8 million on feature film production activities, compared to $18.7 million in 2014. In 2015, we received $2.4 million in incentives related to feature film productions, as compared to $2.0 million in 2014.  We anticipate spending between $15 million and $25 million on feature film production during the year ending December 31, 2016.

We recognized $11.1 million in non-film related incentives associated with television production activities in 2015, as compared to $13.8 million in 2014, including infrastructure improvement incentives.  Of these amounts, $7.3 million and $2.6 million were included in accounts receivable at December 31, 2015 and 2014, respectively. During the year ending December 31, 2016, we anticipate receiving approximately $8 million to $11 million on non-film related incentives.

During 2015, the Company spent $36.2 million to produce non-live event programming for television, including multiple seasons of Total Divas Season and Tough Enough, and various non-live event programs for WWE Network, including Breaking Ground and Swerved, as compared to $20.9 million spent on comparable programming in 2014. We anticipate spending approximately $35 million to $45 million to produce additional non-live event content during the year ending December 31, 2016.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property.  At December 31, 2015, our two largest receivable balances from customers were 15% and 14%, respectively, of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities totaled $18.7 million for the year ended December 31, 2015, as compared to $1.2 million for the year ended December 31, 2014. In 2014, cash generation was largely due to the Company’s efforts to fund the launch of WWE Network.  This funding was achieved, in part, through the sale of short-term investments and reducing our purchases of short-term investments.  In 2015, cash from operations was sufficient to fund our operations, and therefore proceeds from maturities and short-term investments were typically reinvested.  Capital expenditures in 2015 increased $8.1 million as compared to 2014, in continued

support of the Company’s content production activities.  Capital expenditures for the year ending December 31, 2016 are estimated to range between $25 million and $35 million.

Cash Flow from Financing Activities

Cash used in financing activities totaled $40.0 million for the year ended December 31, 2015, as compared to $39.2 million for the year ended December 31, 2014.  The Company made dividend payments of $36.3 million and $36.2 million during the years ended December 31, 2015 and 2014, respectively.

Non-Cash Investing Transactions

During 2015, the Company received an equity interest in Tapout valued at $13.8 million in exchange for promotional service obligations to be provided in the future. The Company’s contribution is a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

Contractual Obligations

We have entered into various contracts under which we are required to make guaranteed payments, including:

•	Scheduled principal and fixed interest payments under our secured loan in connection with our corporate aircraft financing.
•	Various operating leases for facilities and sales offices with terms generally ranging from one to ten years.
•	Service contracts with certain vendors and independent contractors, including our talent with terms ranging from one to twenty years.
•	Service agreement obligation related to WWE Network (excluding future performance based payments which are variable in nature).

Our aggregate minimum payment obligations under these contracts as of December 31, 2015 are as follows (dollars in millions):

						After
	2016	2017	2018	2019	2020	2020	Total
Long-term debt	$4.9	$4.9	$4.9	$4.9	$3.2	$—	$22.8
Operating leases	4.2	3.5	2.6	1.9	1.1	4.1	17.4
Service agreement obligation	9.5	—	—	—	—	—	9.5
Talent and other commitments	16.9	12.7	3.7	2.0	1.3	1.2	37.8
Total commitments	$35.5	$21.1	$11.2	$8.8	$5.6	$5.3	$87.5

Our Consolidated Balance Sheet at December 31, 2015 includes $1.1 million in liabilities associated with uncertain tax positions (including interest and penalties of approximately $0.2 million), which is not included in the table above. The Company does not expect to pay any significant settlements related to these uncertain tax positions in 2016.

Seasonality

Our operating results are not materially affected by seasonal factors; however, our premier event, WrestleMania, occurs late in our first quarter or early in our second quarter and historically has resulted in increased revenue in these periods. As a result of the subscription based model of WWE Network, revenues may not continue to increase in a corresponding manner but costs from WrestleMania are expected to remain significantly higher than our typical pay-per-view event costs potentially resulting in decreased OIBDA in the period.  Churn among WWE Network subscribers may be more pronounced in the periods following large WWE events shown on WWE Network such as WrestleMania.  Revenues from our licensing and direct sale of consumer products, including our internet sites, varies from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of revenues related to our WWE Studios segment fluctuates based upon the timing of our feature film releases. The timing of these events, as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuations in quarterly revenues and earnings.

Inflation

During 2015, 2014 and 2013, inflation did not have a material effect on our business.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

Feature film production assets are recorded at the cost of production, including production overhead and net of production incentives. The costs for an individual film are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale.  Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film’s estimated fair value using a discounted cash flow model.  If fair value is less than unamortized cost, the film asset is written down to fair value. Impairment charges are recorded as an increase in amortization expense included in cost of revenues in the consolidated financial statements.

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

During the years ended December 31, 2015, 2014 and 2013, we recorded aggregate impairment charges of $0.5 million, $1.5 million, and $11.7 million, respectively, related to several of our feature films.

As of December 31, 2015, we had $26.4 million (net of accumulated amortization and impairment charges) in capitalized film production costs, which includes 29 released films, two films completed but not yet released, seven films in production, and three films in development. No assurance can be given that additional unfavorable changes to revenue and cost estimates will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

•	Television Production Assets, Net

Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on our WWE Network. Amounts capitalized include development costs, production costs, production overhead, and employee salaries. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Costs to produce our live event programming are expensed when the event is first broadcast and are not included in the capitalized costs or in the related amortization. Unamortized television production assets are evaluated for impairment each reporting period.  If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the years ended December 31, 2015, 2014, and 2013, we expensed $30.6 million, $25.9 million, and $7.0 million, respectively, related to the amortization of television production assets.

We did not record any impairments related to our television production assets during the years ended December 31, 2015, 2014 and 2013.

•	Pay-Per-View Programming Revenue Recognition

Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and subsequent adjustments to the buys are recognized in the period new information is received. Historically, adjustments made to our initial estimates have not had a significant impact on our revenues. Our pay-per-view accounts receivable balance was $3.5 million and $3.2 million at December 31, 2015 and 2014, respectively.

•	Home Video Returns Allowance

Revenues from the sales of home video titles are recorded at the later of the date of delivery by our distributor to retailers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information, current industry trends and demand for our titles. A change in demand for any of our videos or a change in the home video market could impact the level of video returns. As of December 31, 2015 and 2014, our home video returns allowance was $2.4 million and $2.6 million, respectively.

•	Allowance for Doubtful Accounts

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property.  Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectability of our receivables and establish allowances for the amount of account receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our account receivable are outstanding and the financial condition of individual customers. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances or reductions that may be required. At December 31, 2015, our two largest receivable balances from customers were 15% and 14%, respectively, of our gross accounts receivable. At December 31, 2014, we had one customer that made up 14% of our gross accounts receivable.  As of December 31, 2015 and 2014, our allowance for doubtful accounts was $7.8 million and $4.8 million, respectively.

•	Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.  If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax assets valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2015, our net deferred tax assets were $46.3 million.  As of December 31, 2015, our deferred tax liabilities were $1.6 million. Our deferred tax assets increased in 2015 due to the recognition of taxable income associated with deferred income receipts.  We believe that it is more likely than not, that we will have sufficient taxable income in the future to realize these deferred tax assets and as such have not recorded a valuation allowance to reduce the net carrying value.  If we determine it is more likely than not, that we will not have sufficient taxable income to realize these assets, we may need to record a valuation allowance in the future.

We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2015, our unrecognized tax benefits including interest and penalties totaled approximately $1.1 million.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This ASU does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the update may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We adopted the amendments as of December 31, 2015 on a prospective basis. Adoption of the amendments resulted in the presentation of all deferred income tax assets as noncurrent deferred income tax assets in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted and the adoption of the amendments had no impact on our consolidated results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, which for the Company will be effective for the fiscal year beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact of the adoption of this new standard and do not expect it to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016.  The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  We are currently evaluating the impact of adoption of this new standard on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  This standard clarifies the guidance issued in ASU No. 2015-03 as it relates to the treatment of debt issuance costs related to revolving lines of credit.  ASU No. 2015-15 states that for debt issuance costs related to line-of credit arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These updates are effective for financial statements issued for fiscal years beginning after December 31, 2015,  and interim periods within those fiscal years, with early adoption permitted.  We adopted these updates as of December 31, 2015.  As all of the Company’s debt issuance costs are related to line-of-credit arrangements and are classified as assets, the adoption of these updates did not have any impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation – Amendments to the Consolidation Analysis.” This standard modified the evaluation of whether certain limited partnerships and legal entities are variable interest entities, eliminated the presumption that the general partner should consolidate a limited partnership, affected the consolidation analysis of reporting entities that are involved with variable interest entities, and provided a scope exception from consolidation for entities with interests in legal entities that are similar to money market funds. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This guidance is effective for our fiscal year beginning January 1, 2017 and for interim periods beginning January 1, 2018. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts.  When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words.  These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements.  The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to WWE Network; (ii) risks relating to entering, maintaining and renewing major distribution agreements; (iii) our need to continue to develop creative and entertaining programs and events; (iv) our need to retain or continue to recruit key performers; (v) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate;  (vi) the possible unexpected loss of the services of Vincent K. McMahon; (vii) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (viii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) uncertainties associated with international markets; (x) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xi) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xii) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xiii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims relating to CTE; (xiv) exposure to risks relating to large public events as well as travel to and from such events; (xv) risks inherent in our feature film business; (xvi) a variety of risks as we expand into new or complementary businesses and/or make strategic investments; (xvii) risks related to our computer systems and online operations; (xviii) risks relating to privacy norms and regulations; (xix) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xx) risks relating to our accounts receivable, which represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees; (xxi) risks relating to our ability to access our revolving credit facility;  (xxii) potential substantial liabilities if litigation is resolved unfavorably; (xxiii) our potential failure to meet market expectations for our financial performance, which could adversely affect the market price and volatility of our stock; (xxiv) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxv) risks relating to the fact that our dividend exceeds our current and accumulated earnings and profits; (xxvi) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxvii) risks related to the relatively small public “float” of our Class A common stock.  In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant.  Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements.   For more information about risks and uncertainties associated with the Company's business, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Form 10-K and our other SEC filings.

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

Interest rate risk is defined as the potential for economic losses on fixed maturity securities due to a change in market interest rates. Our investments in municipal bonds and corporate bonds have exposure to changes in the level of market interest rates. Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio. A 100 basis point increase in interest rates would result in an approximate $1.1 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1.1 million increase in fair value.

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

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. We review the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

World Wrestling Entertainment, Inc.

Stamford, CT

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 12, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 12, 2016

Item 9B. Other Information

None.

PART III

The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

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

10.15A

Film Credit Facility Agreement, dated May 13, 2015, entered into between the Company and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.15A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.15B

Master Services Agreement, dated May 13, 2015, entered into between WWE Studios, Inc. and WWE Studios Finance Corporation (incorporated by reference to Exhibit 10.15B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.15C

Equity Pledge Agreement, dated May 13, 2015, entered into between the Company and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.15C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.15D

Promissory Note, dated May 13, 2015, entered into between the Company and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.15D to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

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

World Wrestling Entertainment, Inc.
(Registrant)
Dated: February 12, 2016	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors and Chief Executive Officer	February 12, 2016
Vincent K. McMahon	(principal executive officer)

/s/ STEPHANIE MCMAHON	Director and Chief Brand Officer	February 12, 2016
Stephanie McMahon

/s/ PAUL LEVESQUE	Director and Executive Vice President,	February 12, 2016
Paul Levesque	Talent, Live Events & Creative

/s/ STUART U. GOLDFARB	Director	February 12, 2016
Stuart U. Goldfarb

/s/ PATRICIA A. GOTTESMAN	Director	February 12, 2016
Patricia A. Gottesman

/s/ LAUREEN ONG	Director	February 12, 2016
Laureen Ong

/s/ JOSEPH H. PERKINS	Director	February 12, 2016
Joseph H. Perkins

/s/ ROBYN W. PETERSON	Director	February 12, 2016
Robyn W. Peterson

/s/ FRANK A. RIDDICK III	Director	February 12, 2016
Frank A. Riddick III

/s/ JEFFREY R. SPEED	Director	February 12, 2016
Jeffrey R. Speed

/s/ GEORGE A. BARRIOS	Chief Strategy and Financial Officer	February 12, 2016
George A. Barrios	(principal financial officer)

/s/ MARK KOWAL	Chief Accounting Officer	February 12, 2016
Mark Kowal	(principal accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

World Wrestling Entertainment, Inc.

Stamford, CT

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of deferred tax assets in 2015 due to the adoption of Auditing Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 12, 2016

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013
Net revenues	$658,768	$542,620	$507,970
Cost of revenues	397,316	377,615	323,028
Selling, general and administrative expenses	192,773	180,457	154,582
Depreciation and amortization	22,760	26,705	24,469
Loss on abandonment	7,125	—	—
Operating income (loss)	38,794	(42,157)	5,891
Loss on equity investment	—	(3,962)	—
Investment income, net	1,792	679	1,426
Interest expense	(2,367)	(2,084)	(1,746)
Other expense, net	(1,993)	(1,780)	(968)
Income (loss) before income taxes	36,226	(49,304)	4,603
Provision for (benefit from) income taxes	12,082	(19,232)	1,839
Net income (loss)	$24,144	$(30,072)	$2,764
Earnings (loss) per share: basic and diluted	$0.32	$(0.40)	$0.04
Weighted average common shares outstanding:
Basic	75,696	75,294	74,939
Diluted	76,333	75,294	75,379

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2015	2014	2013
Net income (loss)	$24,144	$(30,072)	$2,764
Other comprehensive income (loss):
Foreign currency translation adjustments	(168)	(172)	(141)
Unrealized holding losses on available-for-sale securities (net of tax benefit of $(30), $(83) and $(232), respectively)	(49)	(135)	(377)
Reclassification adjustment for losses (gains) realized in net income from available-for-sale securities (net of tax expense (benefit) of $0, $(14), and $0, respectively)	—	23	(1)
Total other comprehensive loss	(217)	(284)	(519)
Comprehensive income (loss)	$23,927	$(30,356)	$2,245

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,019	$47,227
Short-term investments, net	64,357	68,186
Accounts receivable (net of allowance for doubtful accounts and returns of $10,311 and $7,726, respectively)	58,437	40,088
Inventory	6,167	4,735
Deferred income tax assets	—	24,120
Prepaid expenses and other current assets	12,778	12,865
Total current assets	179,758	197,221
PROPERTY AND EQUIPMENT, NET	105,217	114,048
FEATURE FILM PRODUCTION ASSETS, NET	26,353	26,471
TELEVISION PRODUCTION ASSETS, NET	11,416	5,832
INVESTMENT SECURITIES	22,278	7,200
NON-CURRENT DEFERRED INCOME TAX ASSETS	44,709	10,915
OTHER ASSETS, NET	19,414	20,867
TOTAL ASSETS	$409,145	$382,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,440	$4,345
Accounts payable and accrued expenses	70,001	57,578
Deferred income	57,152	38,652
Total current liabilities	131,593	100,575
LONG-TERM DEBT	17,135	21,575
NON-CURRENT INCOME TAX LIABILITIES	1,117	1,668
NON-CURRENT DEFERRED INCOME	49,983	52,875
Total liabilities	199,828	176,693
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 34,215,459 and 33,179,499 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	342	332
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 41,688,704 and 42,298,437 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	417	423
Additional paid-in capital	369,643	353,706
Accumulated other comprehensive income	3,011	3,228
Accumulated deficit	(164,096)	(151,828)
Total stockholders’ equity	209,317	205,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409,145	$382,554

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2012	29,254	$293	45,501	$455	$341,762	$4,031	$(51,815)	$294,726
Net income	—	—	—	—	—	—	2,764	2,764
Other comprehensive loss	—	—	—	—	—	(519)	—	(519)
Stock issuances, net	346	3	—	—	(795)	—	—	(792)
Conversion of Class B common stock by shareholder (See Note 16)	1,703	17	(1,703)	(17)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	223	—	—	223
Cash dividends declared, $0.48 per share	—	—	—	—	259	—	(36,238)	(35,979)
Stock-based compensation	—	—	—	—	5,525	—	—	5,525
Balance, December 31, 2013	31,303	$313	43,798	$438	$346,974	$3,512	$(85,289)	$265,948
Net loss	—	—	—	—	—	—	(30,072)	(30,072)
Other comprehensive loss	—	—	—	—	—	(284)	—	(284)
Stock issuances, net	376	4	—	—	(1,050)	—	—	(1,046)
Conversion of Class B common stock by shareholder (See Note 16)	1,500	15	(1,500)	(15)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(79)	—	—	(79)
Cash dividends declared, $0.48 per share	—	—	—	—	317	—	(36,467)	(36,150)
Stock-based compensation	—	—	—	—	7,544	—	—	7,544
Balance, December 31, 2014	33,179	$332	42,298	$423	$353,706	$3,228	$(151,828)	$205,861
Net income	—	—	—	—	—	—	24,144	24,144
Other comprehensive loss	—	—	—	—	—	(217)	—	(217)
Stock issuances, net	427	4	—	—	(1,793)	—	—	(1,789)
Conversion of Class B common stock by shareholder (See Note 16)	609	6	(609)	(6)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	431	—	—	431
Cash dividends declared, $0.48 per share	—	—	—	—	67	—	(36,412)	(36,345)
Stock-based compensation	—	—	—	—	17,232	—	—	17,232
Balance, December 31, 2015	34,215	$342	41,689	$417	$369,643	$3,011	$(164,096)	$209,317

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$24,144	$(30,072)	$2,764
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairments of feature film production assets	3,891	5,515	19,058
Amortization of television production assets	30,591	25,867	7,012
Depreciation and amortization	26,630	29,007	24,469
Loss on abandonment	7,125	—	—
Loss on equity investment	—	3,962	—
Services provided in exchange for equity instruments	(2,430)	—	—
Equity in earnings of affiliate, net of dividends received	(53)	—	—
Other amortization	2,135	1,941	2,495
Stock-based compensation	17,232	7,544	5,525
Provision for (recovery from) doubtful accounts	630	1,164	(6)
(Benefit from) provision for deferred income taxes	(9,674)	(25,479)	1,422
Other non-cash adjustments	(693)	(494)	(1,049)
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(19,147)	17,908	(8,972)
Inventory	(1,432)	(1,861)	(1,103)
Prepaid expenses and other assets	(3,480)	(9,259)	(2,113)
Feature film production assets	(3,812)	(15,968)	(9,128)
Television production assets	(36,175)	(20,927)	(11,453)
Accounts payable, accrued expenses and other liabilities	9,834	4,424	(6,668)
Deferred income	4,238	61,415	1,500
Net cash provided by operating activities	49,554	54,687	23,753
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(20,010)	(11,901)	(25,032)
Purchases of short-term investments	(21,624)	(35,440)	(37,071)
Proceeds from sales and maturities of investments	24,125	42,237	44,318
Purchase of equity investments	(1,210)	(2,204)	(2,200)
Purchase of corporate aircraft and related improvements	—	—	(30,898)
Proceeds from sale of corporate aircraft	—	3,167	—
Net proceeds from infrastructure improvement incentives	—	2,937	—
Proceeds from sales of property and equipment	—	—	39
Net cash used in investing activities	(18,719)	(1,204)	(50,844)
FINANCING ACTIVITIES:
Repayment of long-term debt	(4,345)	(4,080)	(1,396)
Dividends paid	(36,345)	(36,150)	(35,979)
Debt issuance costs	(850)	(758)	(675)
Proceeds from issuance of stock	1,066	970	704
Excess tax benefits from stock-based payment arrangements	431	487	268
Proceeds from the issuance of note payable	—	364	31,032
Net cash used in financing activities	(40,043)	(39,167)	(6,046)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,208)	14,316	(33,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,227	32,911	66,048
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,019	$47,227	$32,911
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$21,698	$2,060	$2,288
Cash paid for interest	$1,395	$1,376	$984
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	$1,096	$1,452	$1,700
Non-cash purchase of investment securities (See Note 4)	$13,800	$—	$—

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

Media Division:

Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view programming, and advertising fees.

Television

•	Revenues consist principally of television rights fees and advertising.

Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, and subscription and transactional on-demand outlets.

Digital Media

•	Revenues consist principally of advertising sales on our websites and third party websites including YouTube, and sales of various broadband and mobile content.

Live Events:

•	Revenues consist principally of ticket sales and travel packages for live events.

Consumer Products Division:

Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys, and apparel.

Venue Merchandise

•	Revenues consist of sales of merchandise at our live events.

WWEShop

•	Revenues consist of sales of merchandise on our websites, including through our WWEShop Internet storefront and on distribution platforms, including Amazon.

WWE Studios:

•	Revenues consist of amounts earned from investing in, producing, and/or distributing filmed entertainment.

2. Summary of Significant Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts with original maturities of three months or less at the time of purchase.

Short-term Investments, Net — We classify all of our short-term investments as available-for-sale securities. Such investments consist primarily of corporate and municipal bonds, including pre-refunded municipal bonds.  These investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Accounts Receivable, Net — Accounts receivable relate principally to amounts due to us from distributors of our WWE Network, pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively, and balances due from the sale of home videos, as well as from licensees that produce consumer products containing our intellectual property and/or trademarks. We estimate the collectability of our receivables and establish allowances for the amount of accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. An individual balance is charged to the allowance when all collection efforts have been exhausted and it is deemed likely to be uncollectible, taking into consideration the financial condition of the customer and other factors.

Inventory — Inventory consists of merchandise sold on our websites and on distribution platforms, including Amazon, merchandise sold at live events and DVDs/Blu-Rays, which are sold via a distributor to retailers. Substantially all of our inventory is comprised of finished goods. Inventory is stated at the lower of cost or market. The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.

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

Feature Film Production Assets, Net — Feature film production assets are recorded at the cost of production, including production overhead and net of production incentives. The costs for an individual film are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale.  Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenues and/or costs are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than the unamortized cost, the film is written down to fair value.  Impairment charges are recorded as an increase in amortization expense included in cost of revenues in the Consolidated Statements of Operations.

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

Television Production Assets, Net — Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms including on our WWE Network. Amounts capitalized include development costs, production costs, production overhead and employee salaries. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale.  Costs to produce our live event programming are expensed when the event is first broadcast and are not included in the capitalized costs or in the related amortization.

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

Investment Securities —  We maintain several investments accounted for under the cost method of accounting and one investment accounted for under the equity method of accounting. Our cost method investments are carried at cost and adjusted for other-than-temporary declines in fair value.  Our equity method investment relates to a joint venture with Authentic Brands Group (“ABG”) in an apparel and lifestyle brand, Tapout LLC (“Tapout”). Under the equity method of accounting, to the extent that Tapout records income or losses, we will record our share proportionate to our ownership percentage of 50%, and any dividends received would reduce the carrying amount of the investment. The Company's share of the income or losses in Tapout is included as a component of Investment income, net, in the Consolidated Statements of Operations, and is also included, net of cash dividends received in Equity in earnings of affiliate, net of dividends received, in the Consolidated Statements of Cash Flows.

We evaluate our investments for impairment annually, and when factors indicate that a significant decrease in value has occurred. Variables considered in making such assessments may include near-term prospects of the investees, subsequent rounds of financing activities of the investees, and the investees’ capital structure as well as other economic variables, which reflect assumptions market participants may use in pricing these assets.  If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. We record these other-than-temporary impairment charges in Loss on equity investments in the Consolidated Statements of Operations.

Income Taxes — Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Amounts are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carry forwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.  If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes, conversely, if we determine we might not be able to realize our deferred tax assets we would record a valuation allowance which would result in a charge to the provision for income taxes.

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

Revenues are recognized ratably over each paid monthly membership period. Deferred revenue consists of subscription fees billed to members that have not been recognized and gift memberships that have not been redeemed.

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

Through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including online and print advertising, on-air announcements and special appearances by our Superstars and Divas. We allocate revenue to all deliverables contained within a sponsorship arrangement based upon their relative selling price. In most instances, we determine relative selling price used for allocating revenue to a specific deliverable using vendor specific objective evidence ("VSOE"). VSOE is the selling price that a vendor charges when it sells similar products or services on a stand-alone basis.  After allocating revenue to each deliverable, we recognize revenue from our sponsorship arrangements when each element is delivered.

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

Included in deferred income as of December 31, 2015 and 2014 is $46.2 million and $50.0 million, respectively, related to an advance payment associated with our domestic television rights deal.

•	Films:

Revenue recognition for our feature films varies depending on the method of distribution and the extent of control the Company exercises over the distribution and related expenses. We exercise significant control over our self-distributed films and as a result, we record distribution revenue and related expenses on a gross basis in our financial statements. Third-party distribution partners control the distribution and marketing of our co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. This typically occurs in periods subsequent to the initial release of the film. Revenues generated from our films through the various distribution channels, including home video, video-on-demand and television are recognized consistent with the policies described above.

Cost of Revenues — Included within cost of revenues is the amortization and impairments of feature film and television production assets. Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on our WWE Network. We amortize feature film production assets based on the estimated future cash flows. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized feature film and television production assets are evaluated for impairment each reporting period. Cost of revenues also includes the amortization of costs related to content delivery and technology assets utilized for our WWE Network.  These costs are amortized on a straight line basis over the term of the respective service agreement.

Included within Cost of revenues are the following:

	Year Ended December 31,
	2015	2014	2013
Amortization and impairment of feature film assets	$3,891	$5,515	$19,058
Amortization of television productions assets	30,591	25,867	7,012
Amortization of WWE Network content delivery and technology assets	3,870	2,302	—
Total amortization and impairment included in cost of revenues	$38,352	$33,684	$26,070

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Programming Amortization for WWE Network — For episodic programming debuting and currently expected to air exclusively on WWE Network, the cost of the programming is expensed upon initial release, as our expectation is that the vast majority of viewership will occur in close proximity to the initial release.  We will monitor this assumption and revise this policy if actual viewership patterns vary.  Program amortization for WWE Network is included in cost of revenues as a component of amortization of television production assets.

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

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2015, 2014 and 2013, we recorded advertising expenses of $25,260,  $30,198 and $14,414, respectively.

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

Stock-based compensation costs associated with our performance stock units ("PSUs") are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically three and one half years. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the probability of attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.  Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock.  The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

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

Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation.  As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive. The Company did not compute earnings per share using the two class method for the years ended December 31, 2015, 2014 and 2013, as there were no undistributed earnings during the periods. Also, during 2015, 2014 and 2013, the dividends declared and paid per share of Class A and Class B common stock were the same.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This ASU does not change the existing requirement that only permits offsetting within a jurisdiction. The amendments in the update may be applied either prospectively or retrospectively to all prior periods presented. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We adopted the amendments as of December 31, 2015 on a prospective basis. Adoption of the amendments resulted in the presentation of all deferred income tax assets as noncurrent deferred income tax assets in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted and the adoption of the amendments had no impact on our consolidated results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, which for the Company will be effective for the fiscal year beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact of the adoption of this new standard and do not expect it to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements."  This standard clarifies the guidance issued in ASU No. 2015-03 as it relates to the treatment of debt issuance costs related to revolving lines of credit.  ASU No. 2015-15 states that for debt issuance costs related to line-of credit arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These updates are effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years, with early adoption permitted.  We adopted these updates as of December 31, 2015.  As all of the Company’s debt issuance costs are related to line-of-credit arrangements and are classified as assets, the adoption of these updates did not have any impact on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

3. Earnings (Loss) Per Share

For purposes of calculating basic and diluted earnings (loss) per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$24,144	$(30,072)	$2,764

Weighted average basic common shares outstanding	75,696	75,294	74,939
Dilutive effect of restricted and performance stock units (a)	634	—	438
Dilutive effect of employee share purchase plan (a)	3	—	2
Weighted average dilutive common shares outstanding	76,333	75,294	75,379

Earnings (loss) per share:
Basic and diluted	$0.32	$(0.40)	$0.04

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	—	80	395

(a)	Due to a loss for the year, zero incremental shares are included for the year ended December 31, 2014 because the effect would be antidilutive.

4. Investment Securities and Short-Term Investments

Investment Securities:

Included within Investment Securities are the following:

	As of December 31,
	2015	2014
Equity method investment	$14,163	$—
Cost method investments	8,115	7,200
Total investment securities	$22,278	$7,200

Cost Method Investments:

WWE maintains several cost method investments. On March 14, 2014, the Company invested $2,000 in Series E Preferred Stock of a software application developer, with an additional investment of $400 in Series F Preferred Stock made during 2015.  On May, 30, 2013, the Company made an investment of $2,200 in a live event touring business, with an additional investment of $515 made during 2015. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred.  During 2014, the Company recorded an impairment charge of $3,962 on our investment in a mobile video publishing business for the excess of the carrying value over the estimated fair value of $3,000.  This impairment charge resulted from a reassessment of the fair value of the investment following a change in the capital structure of the business. The Company did not record any impairment charges on its cost method investments during the years ended December 31, 2015 and 2013.

Equity Method Investment:

In March 2015, WWE and ABG formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG has agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout.  The Company has agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout.  The Company valued its initial investment based on the fair value of the existing licensing contracts contributed by ABG.  Our interest on the inception date of the agreement was determined to be $13,800.  Additionally, the terms of the agreement dictates that all significant activities must be approved by Tapout’s board of managers, which the parties participate in equally, but do not control. Therefore, WWE does not have the unilateral ability to direct the activities of Tapout and thus does not have a controlling financial interest. Based on our analysis, we have classified Tapout as a variable interest entity (“VIE”).  Because we do not satisfy the criteria to be considered the primary beneficiary of Tapout, we do

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

not consolidate the entity.  Instead, the investment in Tapout is accounted for under the equity method of accounting. To the extent that Tapout records income or losses, we will record our share proportionate to our ownership percentage, and any dividends received would reduce the carrying amount of the investment. During the year ended December 31, 2015, we recorded $994 of net equity method earnings from Tapout, which is included as a component of Investment income, net on the Consolidated Statements of Operations.  The Company did not record any impairment charges related to our investment in Tapout during 2015.

Classified within Investment Securities as of December 31, 2015 was $14,163 of assets related to our investment in Tapout.  We also recorded a liability for the service obligation to Tapout, which is measured net of the services provided to date. As promotional services are provided to Tapout, we will record revenue and reduce the existing service obligation. During the year ended December 31, 2015, we recorded revenues of $2,430 related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of December 31, 2015 was $11,370, and was included in Deferred Income and Non-Current Deferred Income for $330 and $11,040, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $11,370 as of December 31, 2015. Creditors of Tapout do not have recourse against the general credit of the Company.

Short-Term Investments:

Short-term investments measured at fair value consisted of the following:

	December 31, 2015				December 31, 2014
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Municipal bonds	$21,284	$11	$(56)	$21,239	$19,962	$39	$(9)	$19,992
Corporate bonds	43,317	9	(208)	43,118	43,388	20	(199)	43,209
Government agency bonds	—	—	—	—	5,000	—	(15)	4,985
Total	$64,601	$20	$(264)	$64,357	$68,350	$59	$(223)	$68,186

We classify the investments listed in the above table as available-for-sale securities. Such investments consist primarily of corporate and municipal bonds, including pre-refunded municipal bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in Stockholders’ Equity.

Our municipal, corporate and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of December 31, 2015, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	4 months - 3 years
Corporate bonds	8 months - 3 years

The following table summarizes the short-term investment activity:

	Year Ended December 31,
	2015	2014	2013
Proceeds from sale of short-term investments	$—	$22,572	$2,793
Proceeds from maturities and calls of short-term investments	$24,125	$19,665	$41,525
Purchases of short-term investments	$21,624	$35,440	$37,071
Gross realized (losses) gains on sale of short-term investments	$—	$(37)	$1

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

5. Fair Value Measurement

Fair value is determined based on the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement based on assumptions that market participants would use to price the asset or liability. Accordingly, the framework considers markets or observable inputs as the preferred source of value followed by assumptions based on hypothetical transactions, in the absence of market inputs. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

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

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at December 31, 2015				Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$21,239	$—	$21,239	$—	$19,992	$—	$19,992	$—
Corporate bonds	43,118	—	43,118	—	43,209	—	43,209	—
Government agency bonds	—	—	—	—	4,985	—	4,985	—
Total	$64,357	$—	$64,357	$—	$68,186	$—	$68,186	$—

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

The fair value measurements of our cost method investments are classified within Level 3 as significant unobservable inputs are used to fair value these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, subsequent financing activities of the investees, and the investees’ capital structure as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. During the year ended December 31, 2014, the Company recorded an impairment charge of $3,962 on our investment in a mobile video publishing business for the excess of the carrying value over the estimated fair value of $3,000.  The Company did not record any impairment charge on these assets during the years ended December 31, 2015 and December 31, 2013.

The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the year ended December 31, 2015, the Company recorded a non-cash abandonment charge

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

of $7,125 to write-off the carrying value of costs related to a media center expansion project.  See Note 6, Property and Equipment, for further discussion.    During the year ended December 31, 2014, the Company recorded an adjustment of $1,600 to reduce the carrying value of our former corporate aircraft to its estimated fair value of $3,400 prior to its sale and recorded an impairment charge of $1,757 related to a change in business strategy related to our gamification business.  The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the years ended December 31, 2015,  2014 and 2013, the Company recorded impairment charges of $490,  $1,476 and $11,661 on feature film production assets based upon fair value measurements of $1,430,  $1,848, and $2,363, respectively.  See Note 7, Feature Film Production Assets, for further discussion. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company's long-term debt, consisting of a promissory note secured by the Company’s Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements.  At December 31, 2015, the face amount of the note approximates its fair value.

6. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2015	2014
Land, buildings and improvements	$100,594	$106,058
Equipment	117,018	107,753
Corporate aircraft	31,277	31,277
Vehicles	244	244
	249,133	245,332
Less accumulated depreciation and amortization	(143,916)	(131,284)
Total	$105,217	$114,048

Depreciation expense for property and equipment totaled $21,107,  $25,059 and $22,906 for the years ended December 31, 2015,  2014 and 2013, respectively.

During the year ended December 31, 2015, the Company reevaluated its plans to develop an improved and expanded media center at the location of our existing production facility.  This expansion project was initiated several years ago but the expansion was delayed due to the economic uncertainty at the time. Recent changes in our operations further delayed the expansion project.   In light of the Company’s current operating model, including the increased production demands of WWE Network and headcount requirements, the Company has made the determination that these costs, which included architectural, engineering and technical design costs, would not be viable and as such have deemed them abandoned; accordingly, we recorded a non-cash abandonment charge of $7,125 to write-off the carrying value of these costs, which is disclosed as Loss on abandonment on the Consolidated Statements of Operations and is included in our Corporate and Other segment results.

Depreciation expense for the year ended December 31, 2014 reflects a benefit of $1,492 from the recognition of infrastructure tax credits relating to our improvements in conjunction with capital projects to support our increased content production efforts.  The credit was received during the year ended December 31, 2014, but related to assets placed in service in prior years. The credit was used to reduce the carrying value of the assets as of their in-service date, and consequently, the adjustment to depreciation expense reflects the revised amount incurred since the in-service date.  Depreciation expense for the year ended December 31, 2014 also includes an impairment charge of $1,757 related to a change in business strategy during 2014 related to our gamification platform and an adjustment of $1,600 to reduce the carrying value of the Company’s former corporate aircraft to its estimated fair value prior to its sale.  See Note 13, Restructuring Charge, for further details regarding the change in business strategy undertaken during 2014.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

7. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of December 31,
	2015	2014
In release	$15,249	$12,063
Completed but not released	2,432	3,865
In production	8,029	10,036
In development	643	507
Total	$26,353	$26,471

Approximately 39% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 72% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production assets within four years as we receive revenues associated with television distribution of our licensed films. During the years ended December 31, 2015,  2014 and 2013, we amortized $3,401,  $3,700 and $7,397, respectively, of feature film production assets.  During these periods, our films were released under a co-distribution model.  Under the co-distribution model, third-party distribution partners control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distribution partners recoup distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film.

During the year ended December 31, 2015, we released three feature films direct via limited theatrical distribution, Vendetta,  12 Rounds 3: Lockdown and The Condemned 2, and three films direct to DVD, The Flintstones & WWE: Stone Age SmackDown,  The Marine 4: Moving Target and Santa’s Little Helper. These six films comprise approximately $7,000 of our "In release" feature film assets as of December 31, 2015.

During the year ended December 31, 2014, we released one feature film via theatrical distribution, Oculus, and five films direct to DVD, Scooby Doo! WrestleMania Mystery, Leprechaun: Origins, See No Evil 2, Queens of the Ring and Jingle All the Way 2. These six films comprise $5,907 of our "In release" feature film assets as of December 31, 2014.  In addition, the Company entered into an agreement to co-distribute the feature film Road to Paloma, which was released via a limited theatrical release and on DVD in July 2014.

We currently have two theatrical films designated as “Completed but not released” and have seven films "In production." We also have capitalized certain script development costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned.  During the year ended December 31, 2014, we expensed $339 related to previously capitalized development costs related to abandoned projects. We did not incur any comparable expenses for the years ended December 31, 2015 and 2013.

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

We recorded impairment charges $490,  $1,476 and $11,661 related to our feature films during the years ended December 31, 2015,  2014 and 2013, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

8. Television Production Assets, Net

Television production assets consisted of the following:

	As of December 31,
	2015	2014
In release	$425	$1,035
Completed but not released	—	1,259
In production	10,991	3,538
Total	$11,416	$5,832

Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on our WWE Network. Amounts capitalized include development costs, production costs, production overhead and employee salaries.  Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale.

Amortization of television production assets consisted of the following:

	For the year ended December 31,
	2015	2014	2013
WWE Network programming	$8,607	$13,148	$—
Television programming	21,984	12,719	7,012
Total	$30,591	$25,867	$7,012

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period.  If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the years ended December 31, 2015,  2014 and 2013, we did not record any impairments related to our television production assets.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2015	2014
Trade related	$8,583	$6,721
Staff related	6,436	6,558
Management incentive compensation	23,183	13,279
Talent related	6,285	6,446
Accrued WWE Network related expenses	4,220	5,155
Accrued event and television production	6,243	5,612
Accrued home entertainment expenses	381	953
Accrued legal and professional	2,139	1,483
Accrued purchases of property and equipment	1,096	1,452
Accrued film liability	2,531	2,521
Accrued other	8,904	7,398
Total	$70,001	$57,578

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The increase in accrued expenses is primarily due to an increase in management incentive compensation based on Company’s performance.

10. Debt

Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corp. and WWE Studios Finance Holding Corp. (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”). Funds under the Film Credit Facility can be used for, among other things, development of films and television projects. Under the Film Credit Facility, the WWE Studios Finance Corp. is allowed to borrow amounts of up to an aggregate of $35,000 based on a borrowing base formula. As of December 31, 2015, there have been no borrowings under the Film Credit Facility. The Film Credit Facility has a five-year term, and it is secured by substantially all the assets of the Loan Parties. The applicable interest rate for borrowings under the Film Credit Facility is a LIBOR-based rate plus 2.50% on LIBOR-based borrowings or an alternate base rate plus 1.50% for alternate base rate borrowings, in all cases subject to adjustment downward based on the status of film projects. As of December 31, 2015, the LIBOR-based rate plus margin was 3.11%. The Loan Parties are required to pay certain fees, including a commitment fee, calculated at a rate per annum of 0.50% on the average daily unutilized portion of the Film Credit Facility. Under the terms of the Film Credit Facility, the Loan Parties are subject to certain financial covenants and restrictions, including limitations with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. As of December 31, 2015, the Company was in compliance with the Film Credit Facility, and had $5,100 of available capacity under the terms of the Film Credit Facility.

Revolving Credit Facility

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as administrative agent (the “Revolving Credit Facility”).  The Revolving Credit Facility was subsequently amended during 2013 and 2014 to, among other things, extend the maturity date to September 9, 2016,  modify the applicable margin for borrowings under the facility, amend restrictions on certain financial covenants to provide for greater financial flexibility, and include certain additional allowances for the Company to make investments in special film entities.  Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio.  As of December 31, 2015, the LIBOR-based rate plus margin was 2.36%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the credit facility.  Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates.

As of December 31, 2015, the Company was in compliance with the Revolving Credit Facility, as amended, and had available debt capacity under the terms of the Revolving Credit Facility of approximately $200,000. As of December 31, 2015 and 2014, there were no amounts outstanding under the Revolving Credit Facility.

Aircraft Financing

On August 7, 2013, the Company entered into a $31,568 promissory note (the “Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013, and has a final maturity of August 7, 2020. The Note is secured by a first priority perfected security interest in the purchased aircraft.  As of December 31, 2015 and 2014, the amount outstanding under the Note were $21,575 and $25,920, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

As of December 31, 2015, the scheduled principal repayments under our Note obligation for the subsequent five years are as follows:

December 31, 2016	$4,440
December 31, 2017	4,538
December 31, 2018	4,638
December 31, 2019	4,740
December 31, 2020	3,219
$21,575

The table above assumes that the Note will not be prepaid prior to its maturity on August 7, 2020.

11. Income Taxes

For the years ended December 31, 2015,  2014 and 2013,  the effective tax rate on income (loss) from continuing operations was 33.4%,  39.0% and 39.9%, respectively.

The components of our tax provision are as follows:

	Year Ended December 31,
	2015	2014	2013
Current taxes:
Federal	$12,107	$508	$(2,407)
State and local	2,537	(335)	162
Foreign	7,112	6,074	5,506
Deferred taxes:
Federal	(9,736)	(23,108)	(725)
State and local	78	(2,365)	(680)
Foreign	(16)	(6)	(17)
Total income tax expense (benefit)	$12,082	$(19,232)	$1,839

Within the current foreign tax provision for the years ended December 31, 2015, 2014, and 2013 is approximately $6,860,  $5,724 and $5,340, respectively, of foreign withholding taxes paid on income included within the US pre-tax book income below.

Components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
United States	$35,306	$(49,808)	$4,011
Foreign	920	504	592
Total income (loss) before income taxes	$36,226	$(49,304)	$4,603

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following sets forth the difference between the provision/(benefit) for income taxes computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal tax at 35%	$12,679	$(17,256)	$1,611
State and local taxes, net of federal tax benefit	1,848	(1,444)	94
Foreign rate differential	(97)	(34)	(21)
Tax exempt interest income	(52)	(119)	(341)
Qualified production activity deduction	(2,077)	39	(94)
Unrecognized tax benefits	(447)	(395)	(278)
Meals and entertainment	284	297	257
Employee Stock Purchase Plan	(23)	(27)	133
Other	(33)	(293)	478
Provision/(Benefit) for income taxes	$12,082	$(19,232)	$1,839

The tax effects of temporary differences and net operating losses that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
	2015	2014
Deferred tax assets:
Accounts receivable	$2,922	$1,835
Inventory	2,973	3,796
Deferred income	23,939	6,004
Stock compensation	6,403	2,551
Net operating loss carryforwards	1,174	13,419
Foreign tax credits	4,805	6,967
Investments	101	71
Intangible assets	3,150	2,835
Capitalized feature film production costs	917	—
Accrued liabilities and reserves	769	474
Federal benefit related to uncertain tax positions	313	495
Deferred tax assets, gross	47,466	38,447
Valuation allowance	(1,174)	(1,410)
Deferred tax assets, net	46,292	37,037
Deferred tax liabilities:
Property and equipment depreciation	(1,475)	(1,728)
Capitalized feature film production costs	—	(258)
Investments	(108)	(16)
Deferred tax liabilities	(1,583)	(2,002)
Total deferred tax assets, net	$44,709	$35,035

The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the vesting of restricted stock units and performance stock units of $7,694,  $5,459 and $3,939 in 2015,  2014 and 2013, respectively.

During November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in the presentation of all deferred income tax assets as non-current deferred income tax assets in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

As of December 31, 2015, we had $44,709 included in non-current income tax assets in our Consolidated Balance Sheets.  As of December 31, 2014 we had $24,120 of deferred tax assets, net, included in our current assets and $10,915 included in non-current income tax assets in our Consolidated Balance Sheets. The increase in our deferred tax asset balance was driven by prepaid royalties relating to television contracts.

As of December 31, 2015 and 2014, we had valuation allowances of $1,174 and $1,410 respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to foreign income taxes and the resulting net operating losses in foreign jurisdictions where we have ceased operations.

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

As of December 31, 2015, the Company had a total of $4,805 of foreign tax credit carryforwards, available to offset future U.S. income taxes. As of December 31, 2015, the tax credits will begin to expire at various times in 2024.

We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we believe the outcome of these audits will not have a material effect on our financial statements.

U.S. income taxes have not been provided for on approximately $6,164 of unremitted earnings of our international subsidiaries. These earnings are expected to be indefinitely reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

Unrecognized Tax Benefits

For the year ended December 31, 2015, we recognized $453 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions.  Included in the amount recognized was $78 of potential interest and penalties related to uncertain tax positions.  For the year ended December 31, 2014, we recognized $489 of previously unrecognized tax benefits relating to the statute of limitations expiring in certain state and local jurisdictions.  Included in the amount recognized was $64 of potential interest and penalties related to uncertain tax positions.  The recognition of these amounts contributed to our effective tax rate of 33.4% for the year ended December 31, 2015 as compared to 39.0% for the year ended December 31, 2014.

At December 31, 2015, we had $818 of unrecognized tax benefits, which if recognized, would affect our effective tax rate. Of this amount, $5 is classified in Prepaid expense and other current assets and the remaining $813 is classified in Non-current income tax liabilities. At December 31, 2014, we had $1,273 of unrecognized tax benefits.  Of this amount $69 is classified in Prepaid expense and other current assets and the remaining $1,204 was classified in Non-current income tax liabilities.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2015	2014
Beginning Balance- January 1	$1,273	$1,786
Increase to unrecognized tax benefits recorded for positions taken during the current year	165	68
(Decrease) Increase to unrecognized tax benefits recorded for positions taken during a prior period	(181)	(38)
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	(60)	(100)
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(379)	(443)
Ending Balance- December 31	$818	$1,273

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $235 of accrued interest and $69 of accrued penalties related to uncertain tax positions as of December 31, 2015, classified in Non-current income tax liabilities.  At December 31, 2014, we had $355 of accrued interest and $120 of accrued penalties related to uncertain tax positions. Of this amount, $11 was classified in Prepaid expense and other current assets and the remaining $464 was classified in Non-current income tax liabilities.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $405 within 12 months after December 31, 2015.

We file income tax returns in the United States and various state, local, and foreign jurisdictions.  During 2015 and 2014, the Company settled audits with the IRS, various state, local, and foreign jurisdictions.  We are generally subject to examination by the IRS for years ending on or after December 31, 2012.  We are also subject to examination by various state and local jurisdictions for years ending on or after December 31, 2012.

12. Film and Television Production Incentives

The Company has access to various governmental programs that are designed to promote film and television production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film production activities and qualifying capital projects are recorded as an offset to the related asset balances. Incentives earned with respect to television and other production activities are recorded as an offset to production expenses.  The Company recognizes these benefits when we have reasonable assurance regarding the realizable amount of the incentives.

We recorded the following incentives during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Television production incentives	$11,100	$10,833	$10,345
Feature film production incentives	$1,639	$4,548	$864
Infrastructure improvements on qualifying capital projects (a)	$—	$3,080	$—

(a)	Of the $3,080 received during the year ended December 31, 2014, the Company recorded $2,937 as a reduction in property and equipment.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

13. Restructuring Charge

During 2014, the Company announced a restructuring plan in support of a cost cutting initiative. Included in this restructuring was the shutdown of our magazine publishing business, a shift in our gamification strategy, and a reduction in our headcount. Additionally, the cost cutting initiatives included reducing prospective spending throughout our operations. The Company recorded a one-time pre-tax restructuring charge of approximately $4,200 in the third quarter of 2014, comprised primarily of a cash charge of approximately $2,000 for severance costs and the write-down of certain assets associated with our gamification business resulting in a non-cash charge of approximately $1,800.  The severance costs are recorded in Selling, General and Administrative expenses in our Consolidated Statements of Operations.  Approximately $1,700 of cash spend related to severance and other restructuring charges was paid out in the second half of 2014 and the remainder was paid out during 2015.

14. Commitments and Contingencies

We have certain commitments, including various non-cancelable operating leases for facilities and sales offices, service contracts with certain vendors and various talent, and a service agreement obligation related to WWE Network.

Future minimum payments as of December 31, 2015 under the agreements described above were as follows:

	Operating	Talent and	Service
	Lease	Other	Agreement
	Commitments	Commitments	Commitments	Total
2016	$4,237	$16,897	$9,526	$30,660
2017	3,468	12,709	—	16,177
2018	2,629	3,714	—	6,343
2019	1,893	1,995	—	3,888
2020	1,062	1,330	—	2,392
Thereafter	4,076	1,227	—	5,303
Total	$17,365	$37,872	$9,526	$64,763

Rent expense under operating lease commitments totaled $6,414,  $6,583 and $5,405 for the years ended December 31, 2015,  2014 and 2013, respectively.

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015 a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively.    Lastly, on June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  Motions to dismiss remain pending in all cases, and the Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso.  Such discovery is to be completed by June 1, 2016 and dispositive motions filed by August 1, 2016.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

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

In addition to the foregoing, we are involved in several other lawsuits and claims that we consider to be in the ordinary course of our business.  By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity. We may, from time to time, become a party to other legal proceedings.

15. Related Party Transactions

Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock. Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.

16. Stockholders’ Equity

Class B Convertible Common Stock

Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the years ended December 31, 2015,  2014 and 2013, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.

Dividends

We declared and paid quarterly dividends of $0.12 per share, totaling $36,345,  $36,150, and $35,979 on all Class A and Class B shares for the years ended December 31, 2015,  2014 2013 respectively.

17. Stock-based Compensation

Our 2007 Amended and Restated Omnibus Incentive Plan ("the 2007 Plan") provides for equity-based incentive awards as determined by the Compensation Committee of the Board of Directors as incentives and rewards to encourage officers and employees to participate in our long-term success.

As of December 31, 2015, there were approximately 1.4 million shares available for future grants under the 2007 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs and PSUs.

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

The following tables summarize the activity of RSUs for the year ended December 31, 2015:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2015	119,220	$20.39
Granted	226,604	$14.51
Vested	(44,741)	$18.98
Forfeited	(43,024)	$15.40
Dividend equivalents	8,391	$16.45
Unvested at December 31, 2015	266,450	$16.31

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense	$1,706	$1,095	$632
Tax benefits realized	666	1,036	621
Weighted-average grant-date fair value of RSUs granted	3,288	2,573	515
Fair value of RSUs vested	849	808	656

As of December 31, 2015, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures, was approximately $2,383 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.6 years.

Performance Stock Units

The Company grants PSUs to officers and employees under the 2007 Plan.  Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date) and are granted under the 2007 Plan. The vesting of these PSUs are subject to

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

certain performance conditions and a service requirement of typically three and one half years. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the probability of attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.  We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.    Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock.  The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

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

The Company began expensing the second award of $7,500 concurrent with the first award beginning in February 2015.  There are no units associated with this award in the table below as of December 31, 2015 since the targeted number of shares will be determined when the 2016 performance targets are determined (the targeted number of shares will be based on the $7,500 communicated value). We recorded $1,867 of stock compensation expense related to the second award during the year ended December 31, 2015.

The following tables summarize the activity of PSUs for the year ended December 31, 2015:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2015	733,768	$14.89
Granted	1,000,146	$17.84
Achievement adjustment	7,056	$14.36
Vested	(443,982)	$13.69
Forfeited	(72,209)	$17.79
Dividend equivalents	13,900	$16.26
Unvested at December 31, 2015	1,238,679	$17.95

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense	$15,088	$6,248	$4,489
Tax benefits realized	7,028	4,423	3,318
Weighted-average grant-date fair value of PSUs granted	17,843	3,434	14,430
Fair value of PSUs vested	6,078	5,090	2,937

During the year ended December 31, 2015, we granted 1,000,146 PSUs which are subject to certain performance conditions.

During the year ended December 31, 2014 we granted 278,281 PSUs which were subject to performance conditions. During the three months ended March 31, 2015, the performance conditions related to these PSUs were exceeded, which resulted in an increase of 7,056 PSUs in 2015 relating to the original 2014 PSU grants.

As of December 31, 2015, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was approximately $19,351, before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.8 years.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Employee Stock Purchase Plan

We provide a stock purchase plan for our employees. Under the plan, all eligible regular full-time employees may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to Selling, general and administrative expense for the difference between the fair market value and the discounted price. During 2015,  2014 and 2013, employees purchased 86,922,  71,157 and 76,219 shares of our common stock which resulted in an expense of $438,  $201,  $404, respectively.  As of December 31, 2015, 1.7 million shares of the Company's common stock are reserved for issuance under the 2012 Employee Stock Purchase Plan.

18. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $1,947,  $1,861 and $1,606 for the years ended December 31, 2015,  2014 and 2013, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2015,  2014 or 2013.

19. Segment Information

As discussed in Note 1, Basis of Presentation and Business Description, the Company currently classifies its operations into ten reportable segments. The ten reportable segments of the Company include the following:  Network (which includes our pay-per-view business), Television, Home Entertainment and Digital Media, which are individual segments that comprise the Media Division; Live Events; Licensing, Venue Merchandise and WWEShop, which are individual segments that comprise the Consumer Products Division; WWE Studios, and Corporate and Other (as defined below).

The Company presents OIBDA as the primary measure of segment profit (loss). The Company defines OIBDA as operating income before depreciation and amortization, excluding feature film and television production asset amortization and impairments, as well as the amortization of costs related to content delivery and technology assets utilized for our WWE Network. The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that OIBDA provides a meaningful representation of operating cash flows within our segments.

OIBDA is a non-GAAP financial measure and may be different than similarly titled non-GAAP financial measures used by other companies.  A limitation of OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business.  OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP.  We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. See below for a reconciliation of OIBDA to operating income for the periods presented.

We do not allocate certain costs included in OIBDA of our Corporate and Other segment to the other reportable segments.   Corporate and Other expense primarily includes corporate overhead and certain business expenses related to sales and marketing, including our international offices, and talent development functions, including costs associated with our WWE Performance Center.  These costs benefit the Company as a whole and are therefore not allocated to individual businesses.  Included in Corporate and Other are intersegment eliminations recorded in consolidation.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2015	2014	2013
Net revenues:
Network	$159,407	$114,975	$86,264
Television	231,115	176,670	163,428
Home Entertainment	13,434	27,313	24,322
Digital Media	21,448	20,910	28,661
Live Events	124,667	110,659	113,168
Licensing	48,913	38,565	43,633
Venue Merchandise	22,428	19,336	19,397
WWEShop	27,074	20,238	15,598
WWE Studios	7,082	10,882	10,778
Corporate & Other	3,200	3,072	2,721
Total net revenues	$658,768	$542,620	$507,970

Depreciation and amortization:
Network	$—	$—	$—
Television	8,955	8,141	6,613
Digital Media	1,254	2,989	2,693
Live Events	22	29	45
WWE Studios	8	9	9
Corporate & Other	12,521	15,537	15,109
Total depreciation and amortization	$22,760	$26,705	$24,469

OIBDA:
Network	$48,364	$(1,773)	$27,801
Television	96,967	61,865	56,181
Home Entertainment	4,624	15,024	8,839
Digital Media	4,384	295	5,688
Live Events	37,986	27,829	30,740
Licensing	28,795	20,924	31,265
Venue Merchandise	8,870	7,722	7,547
WWEShop	5,148	3,524	2,378
WWE Studios	(1,487)	466	(12,744)
Corporate & Other (1)	(172,097)	(151,328)	(127,335)
Total OIBDA	$61,554	$(15,452)	$30,360

Reconciliation of Total Operating Income (Loss) to Total OIBDA

	Year Ended December 31,
	2015	2014	2013
Total operating income (loss)	$38,794	$(42,157)	$5,891
Depreciation and amortization	22,760	26,705	24,469
Total OIBDA (1)	$61,554	$(15,452)	$30,360

(1)

The year ended December 31, 2015 includes a $7,125 charge to write-off assets related to a media center expansion project.  This non-cash, non-recurring item relates to assets capitalized in previous years and is recorded as Loss on abandonment in our Consolidated Statements of Operations.  See Note 6, Property and Equipment, for further discussion.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year Ended December 31,
	2015	2014	2013
North America	$488,957	$426,191	$391,663
Europe/Middle East/Africa	112,326	69,085	72,409
Asia Pacific	49,348	41,054	37,269
Latin America	8,137	6,290	6,629
Total net revenues	$658,768	$542,620	$507,970

Revenues generated from the United Kingdom, our largest international market, totaled $75,653,  $40,501 and $36,003 for the years ended December 31, 2015,  2014 and 2013, respectively.  The Company's property and equipment was almost entirely located in the United States at December 31, 2015 and 2014.

20. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At December 31, 2015 our two largest receivable balances from customers were 15% and 14%, respectively, of our gross accounts receivable.  At December 31, 2014, we had one customer that made up 14% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

21. Selected Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015		(2) (3)	(1) (2) (3)	(1) (2) (4)
Net revenues	$176,178	$150,182	$166,232	$166,176
Cost of revenues	$109,701	$87,312	$98,270	$102,033
Net income (loss)	$9,773	$5,119	$10,365	$(1,113)
Net income (loss) per common share: basic	$0.13	$0.07	$0.14	$(0.02)
2014
Net revenues	$125,572	$156,310	$120,183	$140,555
Cost of revenues	$84,716	$121,747	$78,417	$92,735
Net loss	$(8,036)	$(14,497)	$(5,921)	$(1,618)
Net loss per common share: basic	$(0.11)	$(0.19)	$(0.08)	$(0.02)

(1)

Cost of revenues for the third and fourth quarter of 2015 and fourth quarter of 2014 include impairment charges of $270,  $220, and $1,476, respectively, related to certain of our feature films.  See Note 7, Feature Film Production Assets.

(2)

Net income for the first, second and third quarters of 2015 includes a benefit of $697,  $517 and $9,886, respectively, related to television production incentives.  Net loss for the third quarter of 2014 includes the benefit of $7,041 relating to incentives received relating to television production.  Further, in 2014 we received an infrastructure improvement incentive which has a $970 positive impact on net income.

(3)

Net loss for the second quarter of 2014 includes a $1,600 adjustment to reduce the carrying value of the former corporate aircraft to its estimated fair value. Net loss for the third quarter of 2014 includes $4,200 in restructuring charges in support of a cost cutting initiative and includes a $3,962 impairment of an equity investment.

(4)

Net loss for the fourth quarter of 2015 includes a $7,125 non-cash abandonment charge to write-off the value of costs related to a media center expansion project. See Note 6, Property and Equipment, for further discussion.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Charges to
	Balance at	Expense/
	Beginning	Against	Deductions/	Balance at
Description	of Year	Revenues	Adjustments *	End of Year
For the Year Ended December 31, 2015
Allowance for doubtful accounts	$4,814	$630	$2,345	$7,789
Magazine publishing allowance for newsstand returns	299	28	(327)	—
Home video allowance for returns	2,588	10,158	(10,304)	2,442
Allowance for WWE Network refunds and chargebacks	25	855	(800)	80
For the Year Ended December 31, 2014
Allowance for doubtful accounts	$2,786	$1,164	$864	$4,814
Magazine publishing allowance for newsstand returns	2,038	8,363	(10,102)	299
Home video allowance for returns	4,520	9,828	(11,760)	2,588
Allowance for WWE Network refunds and chargebacks	—	302	(277)	25
For the Year Ended December 31, 2013
Allowance for doubtful accounts	$6,275	$(6)	$(3,483)	$2,786
Magazine publishing allowance for newsstand returns	2,145	14,948	(15,055)	2,038
Home video allowance for returns	6,271	18,711	(20,462)	4,520

*   Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of magazines and home videos from retailers, adjustments to the allowance account which affects bad debt expense or WWE Network cancellations and adjustments to refund allowances.