Form 10-Q
period 2016-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2016-05-10
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

At May 6, 2016 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 34,263,955 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 41,688,704.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net revenues	$171,100	$176,178
Cost of revenues	93,334	109,701
Selling, general and administrative expenses	50,175	45,431
Depreciation and amortization	5,587	5,913
Operating income	22,004	15,133
Investment income, net	610	203
Interest expense	(593)	(541)
Other expense, net	(656)	(341)
Income before income taxes	21,365	14,454
Provision for income taxes	7,480	4,681
Net income	$13,885	$9,773
Earnings per share: basic and diluted	$0.18	$0.13
Weighted average common shares outstanding:
Basic	75,937	75,519
Diluted	77,095	76,013
Dividends declared per common share (Class A and B)	$0.12	$0.12

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$13,885	$9,773
Other comprehensive income (loss):
Foreign currency translation adjustments	13	(122)
Unrealized holding gains on available-for-sale securities (net of tax expense of $130 and $111, respectively)	213	181
Total other comprehensive income	226	59
Comprehensive income	$14,111	$9,832

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,201	$38,019
Short-term investments, net	64,358	64,357
Accounts receivable (net of allowance for doubtful accounts and returns of $9,384 and $10,311, respectively)	50,064	58,437
Inventory	7,822	6,167
Prepaid expenses and other current assets	19,238	12,778
Total current assets	164,683	179,758
PROPERTY AND EQUIPMENT, NET	106,293	105,217
FEATURE FILM PRODUCTION ASSETS, NET	28,248	26,353
TELEVISION PRODUCTION ASSETS, NET	10,248	11,416
INVESTMENT SECURITIES	22,406	22,278
NON-CURRENT DEFERRED INCOME TAX ASSETS	42,770	44,709
OTHER ASSETS, NET	19,813	19,414
TOTAL ASSETS	$394,461	$409,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,465	$4,440
Accounts payable and accrued expenses	52,852	70,001
Deferred income	58,382	57,152
Total current liabilities	115,699	131,593
LONG-TERM DEBT	16,009	17,135
NON-CURRENT INCOME TAX LIABILITIES	983	1,117
NON-CURRENT DEFERRED INCOME	43,747	49,983
Total liabilities	176,438	199,828
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 34,256,839 and 34,215,459 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	343	342
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 41,688,704 and 41,688,704 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	417	417
Additional paid-in capital	373,356	369,643
Accumulated other comprehensive income	3,237	3,011
Accumulated deficit	(159,330)	(164,096)
Total stockholders’ equity	218,023	209,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$394,461	$409,145

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2015	34,215	$342	41,689	$417	$369,643	$3,011	$(164,096)	$209,317
Net income	—	—	—	—	—	—	13,885	13,885
Other comprehensive income	—	—	—	—	—	226	—	226
Stock issuances, net	42	1	—	—	539	—	—	540
Tax effect from stock-based payment arrangements	—	—	—	—	8	—	—	8
Cash dividends declared	—	—	—	—	6	—	(9,119)	(9,113)
Stock-based compensation	—	—	—	—	3,160	—	—	3,160
Balance, March 31, 2016	34,257	$343	41,689	$417	$373,356	$3,237	$(159,330)	$218,023

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$13,885	$9,773
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	1,106	710
Amortization of television production assets	8,131	6,843
Depreciation and amortization	6,736	6,892
Services provided in exchange for equity instruments	(758)	(100)
Equity in earnings of affiliate, net of dividends received	(128)	—
Other amortization	578	501
Stock-based compensation	3,160	2,479
(Recovery from) provision for doubtful accounts	(101)	222
Provision for (benefit from) deferred income taxes	1,939	(6,821)
Other non-cash adjustments	99	40
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	8,487	(15,140)
Inventory	(1,655)	(1,185)
Prepaid expenses and other assets	(8,454)	(499)
Feature film production assets	(3,001)	(1,544)
Television production assets	(6,963)	(3,409)
Accounts payable, accrued expenses and other liabilities	(17,320)	18,673
Deferred income	(4,248)	(3,155)
Net cash provided by operating activities	1,493	14,280
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(6,677)	(5,685)
Purchases of short-term investments	—	(4,621)
Proceeds from sales and maturities of investments	—	6,090
Purchase of investment securities	—	(650)
Net cash used in investing activities	(6,677)	(4,866)
FINANCING ACTIVITIES:
Repayment of long-term debt	(1,101)	(1,078)
Dividends paid	(9,113)	(9,064)
Proceeds from issuance of stock	572	454
Excess tax benefits from stock-based payment arrangements	8	(6)
Net cash used in financing activities	(9,634)	(9,694)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,818)	(280)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,019	47,227
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,201	$46,947
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	$979	$1,151
Non-cash purchase of investment securities (See Note 9)	$—	$13,800

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.

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

2. Significant Accounting Policies

There have been no significant changes to our accounting policies that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Cost of Revenues

Included within Costs of revenues are the following:

	Three Months Ended
	March 31,
	2016	2015
Amortization and impairment of feature film assets	$1,106	$710
Amortization of television production assets	8,131	6,843
Amortization of WWE Network content delivery and technology assets	1,149	979
Total amortization and impairment included in cost of revenues	$10,386	$8,532

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation –Stock Compensation (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions.  The amendments require entities to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement and would require entities to classify excess tax benefits as an operating activity in the statement of cash flows.  The amendments will also allow entities to provide net settlement of stock-based awards to cover tax withholding obligations without classifying the awards as a liability as long as the net settlement does not exceed the maximum individual statutory tax rate. The amounts paid to satisfy the statutory income tax withholding obligation would be classified as a financing activity in the statement of cash flows.  Additionally, the amendments allow entities to elect an accounting policy to either continue to use a forfeiture estimate on share based awards or account for forfeitures when they occur.  The new guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year, which for the Company will be effective for the fiscal year beginning January 1, 2017. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments eliminate the requirement to retroactively adopt the equity method of accounting when a change in ownership occurs. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investment and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This new guidance is effective for annual and interim reporting periods beginning after December 15, 2016 which for the Company will be effective for the fiscal year beginning January 1, 2017. The Company is currently evaluating the impact of this new standard and do not expect it to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”, which will supersede the existing guidance for lease accounting. This new standard will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new guidance is effective for fiscal

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

years beginning after December 15, 2018 and interim periods within those fiscal years, which for the Company will be effective for the fiscal year beginning January 1, 2019, with early adoption permitted.  An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The guidance for classifying and measuring investments in debt securities and loans is not impacted The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is effective for the fiscal year beginning January 1, 2018. The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation -Amendments to the Consolidation Analysis." This standard modified the evaluation of whether certain limited partnerships and legal entities are variable interest entities, eliminated the presumption that the general partner should consolidate a limited partnership, affected the consolidation analysis of reporting entities that are involved with variable interest entities, and provided a scope exception from consolidation for entities with interests in legal entities that are similar to money market funds. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This guidance is effective for our fiscal year beginning January 1, 2017 and for interim periods beginning January 1, 2018. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact of adoption of this new standard, along with subsequent clarifying guidance, on our consolidated financial statements.

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

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments. These costs are categorized and presented into two categories, Corporate Support and Business Support. Corporate Support expenses primarily include our corporate general and administrative functions. Business Support expenses include our sales and marketing functions, our international sales offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions.  These costs benefit the Company as a whole and are therefore not allocated to individual businesses. Included in Corporate and Other are intersegment eliminations recorded in consolidation.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended
	March 31,
	2016	2015
Net revenues:
Network	$40,331	$37,559
Television	60,719	58,188
Home Entertainment	3,269	4,723
Digital Media	5,397	4,345
Live Events	25,334	39,287
Licensing	21,042	16,463
Venue Merchandise	5,440	8,431
WWEShop	6,807	5,270
WWE Studios	1,943	1,464
Corporate & Other	818	448
Total net revenues	$171,100	$176,178

OIBDA:
Network (1)	$15,760	$(1,524)
Television (1)	28,307	25,934
Home Entertainment	1,544	2,119
Digital Media	(112)	(129)
Live Events	6,085	17,586
Licensing	14,271	10,843
Venue Merchandise	2,065	3,204
WWEShop	1,401	1,104
WWE Studios	(437)	(367)
Corporate & Other	(41,293)	(37,724)
Total OIBDA	$27,591	$21,046
(1)

Beginning on January 1, 2016, the Company started allocating certain shared costs and expenses between our Network and Television segments.  Management believes this allocation more accurately reflects the operations of each of these reportable segments.  The impact of this allocation methodology during the three months ended March 31, 2016 was a decline to Network segment OIBDA of approximately $3,278, with a corresponding increase of $3,278 to Television segment OIBDA.  The allocation methodology had no impact on our consolidated financial statements.  Prior year Network and Television segment results were not revised for this prospective change in the allocation method.

Reconciliation of Total Operating Income to Total OIBDA

	Three Months Ended
	March 31,
	2016	2015
Total operating income	$22,004	$15,133
Depreciation and amortization	5,587	5,913
Total OIBDA	$27,591	$21,046

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended
	March 31,
	2016	2015
North America	$130,020	$140,322
Europe/Middle East/Africa	27,606	21,616
Asia Pacific	11,589	11,992
Latin America	1,885	2,248
Total net revenues	$171,100	$176,178

Revenues generated from the United Kingdom, our largest international market, totaled $16,876 and $12,212 for the three months ended March 31, 2016 and 2015, respectively.  The Company’s property and equipment was almost entirely located in the United States at March 31, 2016 and 2015.

4. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net income	$13,885	$9,773

Weighted average basic common shares outstanding	75,937	75,519
Dilutive effect of restricted and performance stock units	1,156	487
Dilutive effect of employee share purchase plan	2	7
Weighted average dilutive common shares outstanding	77,095	76,013

Earnings per share:
Basic and diluted	$0.18	$0.13

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	511	—

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

5. Stock-based Compensation

2007 Omnibus Incentive Plan

Our 2007 Amended and Restated Omnibus Incentive Plan (the “2007 Plan”) provides for equity-based incentive awards as determined by the Compensation Committee of the Board of Directors as incentives and rewards to encourage officers and employees to participate in our long-term success.

2016 Omnibus Incentive Plan

The Company’s Board of Directors and stockholders approved the 2016 Omnibus Incentive Plan (the “2016 Plan”) on February 3, 2016, and April 21, 2016, respectively. A total of 5,000,000 shares of the Company’s common stock have been authorized for issuance under the 2016 Plan.  Beginning on February 3, 2016, the 2016 Plan replaced the 2007 Plan,  and no new awards will be granted under the 2007 Plan.  Any awards outstanding under the 2007 Plan on the date of stockholder approval of the 2016 Plan will remain subject to and be paid under the 2007 Plan, and any shares subject to outstanding awards under the 2007 Plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2016 Plan. The 2016 Plan provides for the grant of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards to eligible participants as determined by the Compensation Committee of the Board of Directors.  Awards may be granted under the 2016 Plan to officers, employees, consultants and advisors of the Company and its affiliates and to non-employee directors of the Company.

 Restricted Stock Units

The Company grants restricted stock units ("RSUs") to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our RSUs are determined using the fair market value of the Company’s common stock on the date of the grant.  These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.  RSUs have a service requirement typically over a three and one half year vesting schedule and vest in equal annual installments.  We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock.  The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

The following table summarizes the RSU activity during the three months ended March 31, 2016:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	266,450	$16.31
Granted	203,198	$17.01
Vested	(4,702)	$11.69
Forfeited	(7,743)	$16.50
Dividend equivalents	3,591	$16.70
Unvested at March 31, 2016	460,794	$16.66

Performance Stock Units

The Company grants performance stock units (“PSUs”) to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation Committee (service inception date).  The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically three and one half years.  Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the probability of attainment on the reporting date.  The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions.  Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. We estimate forfeitures based on historical trends which recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.  Unvested PSUs

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock.  The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

During the first quarter of 2015, the Compensation Committee approved agreements to grant PSUs to three executive management members for an aggregate value of $15,000.  These awards vary from the typical PSU grant in that the awards vest in three annual tranches of 20%,  30%, and 50%, compared to the typical 33%, 33%, 33% vesting schedule.  These agreements provide for two $7,500 awards, the first with performance conditions tied to 2015 results, and the second with performance conditions tied to 2016 results. The Company began expensing the second award of $7,500 concurrent with the first award beginning in February 2015.  The units associated with these awards are included in the table below.

The following table summarizes the PSU activity during the three months ended March 31, 2016:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	1,238,679	$17.95
Granted	956,730	$17.66
Achievement adjustment	620,923	$14.94
Forfeited	(5,316)	$18.39
Dividend equivalents	13,030	$15.43
Unvested at March 31, 2016	2,824,046	$16.18

During the three months ended March 31, 2016, we granted 956,730 PSUs which are subject to certain performance conditions.

During the year ended December 31, 2015, we granted 1,000,146 PSUs, inclusive of the executive grants noted above, which were subject to performance conditions.  During the three months ended March 31, 2016, the performance conditions related to these PSUs were exceeded, which resulted in an increase of 620,923 PSUs in 2016 relating to the initial 2015 PSU grant.

Stock-based compensation costs, which includes costs related to RSUs, PSUs and the Company's Employee Stock Purchase Plan, totaled $3,160 and $2,479 for the three months ended March 31, 2016 and 2015, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2016	2015
Land, buildings and improvements	$100,962	$100,594
Equipment	123,007	117,018
Corporate aircraft	31,277	31,277
Vehicles	244	244
	255,490	249,133
Less: accumulated depreciation and amortization	(149,197)	(143,916)
Total	$106,293	$105,217

Depreciation expense for property and equipment totaled $5,281 and $5,493 for the three months ended March 31, 2016 and 2015, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

7. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	March 31,	December 31,
	2016	2015
In release	$14,186	$15,249
Completed but not released	8,465	2,432
In production	4,151	8,029
In development	1,446	643
Total	$28,248	$26,353

Approximately 34% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 65% of “In release” film production assets are estimated to be amortized over the next three years.  We anticipate amortizing approximately 80% of our "In release" film production asset within four years as we receive revenues associated with television distribution of our licensed films.  During the three months ended March 31, 2016 and 2015, we amortized $1,106 and $710, respectively, of feature film production assets. During these periods, our films were released under a co-distribution model.  Under the co-distribution model, third-party distribution partners control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distribution partners recoup distribution fees and expenses and results are reported to us.  Results are typically reported to us in periods subsequent to the initial release of the film.

During the three months ended March 31,  2016, we did not release any new feature films. We currently have six films designated as “Completed but not released” and have five films “In production.”  We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.”  Development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned.  We did not record any impairment charges related to abandoned projects during the periods presented.

Unamortized feature film production assets are evaluated for impairment each reporting period.  We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available.  If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model.  If fair value is less than unamortized cost, the film asset is written down to fair value.    We did not record any impairment charges during the three months ended March 31, 2016 and 2015 related to our feature films.

8. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	March 31,	December 31,
	2016	2015
In release	$1,470	$425
In production	8,778	10,991
Total	$10,248	$11,416

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Amortization of television production assets consisted of the following:

	Three Months Ended
	March 31,
	2016	2015
WWE Network programming	$1,333	$1,034
Television programming	6,798	5,809
Total	$8,131	$6,843

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period.  If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value.  In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset.  During the three months ended March 31, 2016 and 2015, we did not record any impairments related to our television production assets.

9. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	March 31,	December 31,
	2016	2015
Equity method investment	$14,291	$14,163
Cost method investments	8,115	8,115
Total investment securities	$22,406	$22,278

Equity Method Investment

In March 2015, WWE and ABG formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG has agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout.  The Company has agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout.  The Company valued its initial investment based on the fair value of the existing licensing contracts contributed by ABG.  Our interest on the inception date of the agreement was determined to be $13,800.  To the extent that Tapout records income or losses, we will record our share proportionate to our ownership percentage, and any dividends received would reduce the carrying amount of the investment. During the three months ended March 31, 2016, we recorded $422 of net equity method earnings from Tapout, which is included as a component of Investment income, net on the Consolidated Statements of Operations.  We also received $294 of net dividends during the three months ended March 31, 2016, which is reflected on the Consolidated Statements of Cash Flows as a component of Equity in earnings of affiliate, net of dividends received. We did not record any net equity method earnings from Tapout and did not receive any dividends in the prior year quarter. The Company did not record any impairment charges related to our investment in Tapout during the three months ended March 31, 2016 or 2015.

As promotional services are provided to Tapout, we will record revenue and reduce the existing service obligation.  During the three months ended March 31, 2016 and 2015, we recorded revenues of $758 and $100, respectively, related to our fulfillment of our promotional services obligation to Tapout.  The remaining service obligation as of March 31, 2016 was  $10,612, and was included in Deferred Income and Non-Current Deferred Income for $2,332 and $8,280, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $10,612 as of March 31, 2016. Creditors of Tapout do not have recourse against the general credit of the Company.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Cost Method Investments

WWE maintains several cost method investments, including a $3,000 investment in a mobile video publishing business, a $2,715 investment in a live event touring business and a $2,400 investment in a software application developer.  We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred.  The Company did not record any impairment charges on our cost method investments during the three months ended March 31, 2016 and 2015.

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	March 31, 2016				December 31, 2015
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Municipal bonds	$21,100	$15	$(12)	$21,103	$21,284	$11	$(56)	$21,239
Corporate bonds	43,159	125	(29)	43,255	43,317	9	(208)	43,118
Total	$64,259	$140	$(41)	$64,358	$64,601	$20	$(264)	$64,357

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

Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets.  Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.  As of March 31, 2016, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 month - 2 years
Corporate bonds	8 months - 3 years

The following table summarizes the short-term investment activity:

	Three Months Ended
	March 31,
	2016	2015
Proceeds from maturities and calls of short-term investments	$—	$6,090
Purchases of short-term investments	$—	$4,621

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

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at March 31, 2016				Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$21,103	$—	$21,103	$—	$21,239	$—	$21,239	$—
Corporate bonds	43,255	—	43,255	—	43,118	—	43,118	—
Total	$64,358	$—	$64,358	$—	$64,357	$—	$64,357	$—

Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature.  The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable, and accounts payable approximate fair value because of the short-term nature of such instruments.

We have classified our investment in municipal and corporate bonds within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data.  The municipal and corporate bonds are valued based on model-driven valuations.  A third party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our municipal and corporate bond investments.  The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value investments during the periods presented.

The fair value measurements of our cost method investments are classified within Level 3, as significant unobservable inputs are used to measure the fair value of these assets due to the absence of quoted market prices and inherent lack of liquidity.  Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets.  Our investments are recorded at fair value only if an impairment charge is recognized.  The Company did not record any impairment charges on these assets during the three months ended March 31, 2016 and 2015.

The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist.  These assets are recorded at fair value only when an impairment is recognized. During the three months ended March 31, 2016 and 2015, the Company did not record any impairment charges on these assets. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

The fair value of the Company’s long-term debt, consisting of a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At March 31, 2016, the face amount of the note approximates its fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2016	2015
Trade related	$9,305	$8,583
Staff related	4,983	6,436
Management incentive compensation	4,123	23,183
Talent related	4,996	6,285
Accrued WWE Network related expenses	7,027	4,220
Accrued event and television production	4,701	6,243
Accrued home entertainment expenses	160	381
Accrued legal and professional	3,363	2,139
Accrued purchases of property and equipment	979	1,096
Accrued film liability	2,558	2,531
Accrued income taxes (a)	2,215	—
Accrued other	8,442	8,904
Total	$52,852	$70,001
(a)	At December 31, 2015, incomes taxes had a refundable balance of $1,035 and was included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds  5% of current liabilities.  The decrease in accrued expenses is primarily due to the payout of the Company’s fiscal 2015 bonus, partially offset by the change in the Company’s tax position.

12. Debt

Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corp. and WWE Studios Finance Holding Corp. (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”).  Funds under the Film Credit Facility can be used for, among other things, development of films and television projects. Under the Film Credit Facility, the WWE Studios Finance Corp. is allowed to borrow amounts of up to an aggregate of $35,000 based on a borrowing base formula.  As of March 31, 2016, there have been no borrowings under the Film Credit Facility.  The Film Credit Facility has a five-year term, and it is secured by substantially all the assets of the Loan Parties. The applicable interest rate for borrowings under the Film Credit Facility is a LIBOR-based rate plus 2.50% on LIBOR-based borrowings or an alternate base rate plus 1.50% for alternate base rate borrowings, in all cases subject to adjustment downward based on the status of film projects.  As of March 31, 2016, the LIBOR-based rate plus margin was 3.13%. The Loan Parties are required to pay certain fees, including a commitment fee, calculated at a rate per annum of 0.50% on the average daily unutilized portion of the Film Credit Facility.  Under the terms of the Film Credit Facility, the Loan Parties are subject to certain financial covenants and restrictions, including limitations with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates.  As of March 31, 2016, the Company was in compliance with the Film Credit Facility, and had $6,400 of available capacity under the terms of the Film Credit Facility.

Revolving Credit Facility

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase acting as Administrative Agent (the "Revolving Credit Facility").  The Revolving Credit Facility was subsequently amended during 2013 and 2014 to, among other things, extend the maturity date to September 9, 2016, modify the applicable margin for borrowings under the facility, amend restrictions on certain financial covenants to provide for greater financial flexibility, and include certain additional allowances for the Company to make investments in special film entities. Applicable interest

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio.  As of March 31, 2016, the LIBOR-based rate plus margin was 2.38%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of March 31, 2016, the Company was in compliance with the Revolving Credit Facility, as amended, and had available debt capacity under the terms of the Revolving Credit Facility of $200,000.  As of March 31, 2016 and December 31, 2015, there were no amounts outstanding under the Revolving Credit Facility.

Aircraft Financing

In August 2013, the Company entered into a $31,568 promissory note (the “Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments.  The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013, and has a final maturity of August 7, 2020.  The Note is secured by a first priority perfected security interest in the purchased aircraft.  As of March 31, 2016 and December 31, 2015, the amounts outstanding related to the Note were $20,474 and $21,575, respectively.

13. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property.  We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate.  At March 31, 2016, our two largest receivable balances from customers were 18% and 13%, respectively, of our gross accounts receivable. At December 31, 2015,  our two largest receivable balances from customers 15% and 14%, respectively, of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

14. Income Taxes

As of March 31, 2016, we had $42,770 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.  As of December 31, 2015, we had $44,709 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.

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

We recorded the following incentives during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Television production incentives	$2,530	$697
Feature film production incentives	824	—
Total	$3,354	$697

16. Commitments and Contingencies

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015 a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively.    Lastly, on June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  The Court previously

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso.  Such discovery is to be completed by June 1, 2016 and dispositive motions filed by August 1, 2016.  On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss.  On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit.  On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license.  The complaint seeks certain unspecified damages.  A nearly identical lawsuit was filed one month later entitled Curtis Swanson, on behalf of himself and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios.  Both lawsuits are purported securities class actions subject to the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  On September 23-24, five putative plaintiffs filed motions to be appointed lead plaintiff and to consolidate the two cases pursuant to the PSLRA.  Following a hearing on October 29, 2014, the Court issued an order dated November 5, 2014 appointing Mohsin Ansari as lead plaintiff and consolidating the two actions.  On January 5, 2015, the lead plaintiff filed an amended complaint. Among other things, the amended complaint adds Stephanie McMahon Levesque and Michelle D. Wilson as named defendants. The Company filed a motion to dismiss the amended complaint in its entirety and, on March 31, 2016, the Court granted the motion, dismissing the amended complaint in its entirety and ordering that judgment be entered in favor of the defendants. The plaintiffs did not appeal.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

Results of Operations

The Company presents OIBDA as the primary measure of segment profit (loss). The Company defines OIBDA as operating income before depreciation and amortization (excluding feature film and television production asset amortization and impairments, as well as the amortization of costs related to content delivery and technology assets utilized for our WWE Network). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that OIBDA provides a meaningful representation of operating cash flows within our segments.

OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. A limitation of OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business. OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP.  We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.  See Note 3, Segment Information, in the accompanying consolidated financial statements for a reconciliation of OIBDA to operating income for the periods presented.

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments. These costs are categorized and presented into two categories, Corporate Support and Business Support. Corporate Support expenses primarily include our corporate general and administrative functions. Business Support expenses include our sales and marketing functions, our international sales offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions.  These costs benefit the Company as a whole and are therefore not allocated to individual businesses.  Revenues from transactions between our operating segments are not material. Included in Corporate and Other are intersegment eliminations recorded in consolidation.

Results of Operations

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

(dollars in millions)

Summary

	Three Months Ended
	March 31,		Increase
	2016 (1)	2015 (2)	(decrease)
Net Revenues
Media Division	$109.7	$104.8	5%
Live Events	25.3	39.3	(36)%
Consumer Products Division	33.3	30.2	10%
WWE Studios	2.0	1.5	33%
Corporate & Other	0.8	0.4	100%
Total	171.1	176.2	(3)%

OIBDA
Media Division	45.5	26.4	72%
Live Events	6.1	17.6	(65)%
Consumer Products Division	17.7	15.1	17%
WWE Studios	(0.4)	(0.4)	—%
Corporate & Other	(41.3)	(37.7)	(10)%
Total	27.6	21.0	31%
OIBDA as a percentage of revenues	16%	12%

Depreciation and amortization	5.6	5.9	(5)%
Operating income	22.0	15.1	46%
Investment and other expense, net	(0.6)	(0.6)	—%
Income before income taxes	21.4	14.5	48%
Provision for income taxes	7.5	4.7	60%
Net income	$13.9	$9.8	42%
(1)

Comparability of our 2016 results were significantly impacted by the timing of our annual WrestleMania event, which occurred on April 3, 2016, and consequently will be included in our second quarter financial results, as compared to our 2015 results which include WrestleMania in the first quarter results.

(2)	2015 results include the timing of our annual WrestleMania event, which occurred on March 29, 2015, and consequently is included in our first quarter financial results.

Our Media division revenues increased by 5% compared to the prior year quarter, primarily due to increased subscription revenue related to the growth of WWE Network in new and existing territories, and the escalation of television rights fees.  Our Live Events segment revenues decreased by 36%, primarily driven by the timing of WrestleMania.  Our Consumer Products division experienced a 10% increase in revenues, primarily driven by higher licensing revenues from our video games.

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
Revenues-Media Division
Network	$40.3	$37.6	7%
Subscriptions	$38.2	28.6	34%
Pay-per-view	$2.1	$9.0	(77)%
Monthly subscription price (dollars) (a)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,357,300	1,327,000	2%
Domestic	1,027,100	1,131,000	(9)%
International (b)	330,200	196,000	68%
Number of average paid subscribers	1,289,300	927,000	39%
Number of pay-per-view events	2	3	(33)%
Number of buys from pay-per-view events	153,500	504,900	(70)%
Average revenue per buy (dollars)	$14.92	$18.44	(19)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	N/A	$59.95	N/A
Television	$60.7	$58.2	4%
Home Entertainment	$3.3	$4.7	(30)%
Gross units shipped	329,400	620,200	(47)%
Digital Media	$5.4	$4.3	26%
Total	$109.7	$104.8	5%

Television Ratings (c)
Average weekly household ratings for RAW	3.1	3.5	(11)%
Average weekly household ratings for SmackDown	2.1	2.2	(5)%
Average weekly household ratings for Total Divas (E!)	1.1	1.5	(25)%
(a)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(b)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.
(c)	Source: Nielsen. Television ratings represent the percentage of homes in the United States that tuned into weekly programming.

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
OIBDA-Media Division
Network (1)	$15.8	$(1.5)	1,153%
Television (1)	28.3	25.9	9%
Home Entertainment	1.5	2.1	(29)%
Digital Media	(0.1)	(0.1)	—%
Total	$45.5	$26.4	72%
OIBDA as a percentage of revenues	41%	25%
(1)

Refer to Note 3, Segment Information, in the accompanying consolidated financial statements for a discussion of the refinement of our cost allocation methodology between the Network and Television segments.  During the current year quarter, approximately $3.3 million of costs were allocated from Television to Network.  A comparable allocation did not occur in the prior year.

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $2.7 million, or 7%, in the current year quarter as compared to the prior year quarter.  WWE Network revenues increased by $9.6 million, or 34%, in the current year quarter as compared to the prior year quarter, driven primarily by the increase in paid subscribers.  During the quarter ended March 31, 2016, WWE Network had an average of 1,289,300 paid subscribers, compared to an average of 927,000 subscribers in the prior year quarter. During the quarter there were approximately 498,400 gross additions to WWE Network’s subscriber base, offset by churn of 358,200 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription).  The subscription pricing of WWE Network at March 31, 2016 is $9.99 per month with no minimum commitment. Additionally, as a means to attract new subscribers, prospective subscribers to WWE Network receive a free trial month.  As of March 31, 2016, there were 111,700 prospective subscribers in a free trial period.  This promotion was not in effect as of March 31, 2015.  The increased revenues generated by WWE Network in the current year quarter were partially offset by the decline in pay-per-view revenues of $6.9 million, or 77%. This decline was primarily attributable to the continued growth and expansion of WWE Network and the timing of WrestleMania, which contributed $4.9 million of revenue in the prior year quarter.  Network OIBDA as a percentage of revenues increased to a profit of 39% in the current year quarter as compared to a loss of 4% in the prior year quarter.  Included in the prior year quarter were higher programming costs, including $13.7 million of production costs associated with WrestleMania, which occurred in the first quarter in the prior year.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $2.5 million, or 4%, in the current year quarter as compared to the prior year quarter.  This increase was the result of contractual increases associated with television distribution agreements, and the timing of airing 11 episodes of the fifth season of Total Divas in the current year quarter as compared to 10 episodes of the third season in the prior year quarter. These increases were partially offset by lower advertising revenue, partly due to the timing of WrestleMania.  Television OIBDA as a percentage of revenues increased to 47% in the current year quarter as compared to 45% in the prior year quarter, primarily driven by higher revenues.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $1.4  million, or 30%, in the current year quarter compared to the prior year quarter.  The decrease was due to a 47% decline in units shipped, partially offset by the impact of a  23% increase in the average price per unit sold.  Home entertainment OIBDA as a percentage of revenues remained flat at 45% in the current year quarter as compared to the prior year quarter.

Digital media revenues increased by $1.1 million, or 26%, in the current year quarter as compared to the prior year quarter, primarily due to increased advertising revenues from our content on YouTube. Digital media OIBDA as a percentage of revenues remained flat at a loss of 2% in the current year quarter as compared to the prior year quarter, as higher revenues were offset by increased staff related and professional services costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
Revenues- Live Events
Live events	$25.3	$37.5	(33)%
North America	$22.8	$36.5	(38)%
International	$2.5	$1.0	150%
Total live event attendance	482,700	545,500	(12)%
Number of North American events	72	73	(1)%
Average North American attendance	6,100	7,400	(18)%
Average North American ticket price (dollars)	$47.79	$61.86	(23)%
Number of international events	6	3	100%
Average international attendance	7,700	1,700	353%
Average international ticket price (dollars)	$45.09	$175.23	(74)%
Travel packages	$—	$1.8	(100)%
Total	$25.3	$39.3	(36)%

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
OIBDA-Live Events
Live events	$6.1	$16.7	(63)%
Travel packages	—	0.9	(100)%
Total	$6.1	$17.6	(65)%
OIBDA as a percentage of revenues	24%	45%

Live events revenues, which include revenues from ticket sales and travel packages, decreased by $14.0 million, or 36%,  in the current year quarter as compared to the prior year quarter, primarily due to the timing of WrestleMania, which contributed revenues of approximately $15.7 million.  Revenues from our North America live events business decreased by $13.7 million, or 38%,  primarily due to the absence of WrestleMania during the current year quarter.    Excluding the impact of WrestleMania, revenues from our North America live events business remained relatively flat, as a 9% decline in average attendance was partially offset by a 6% increase in average ticket prices.  Revenues from our international live events business increased by $1.5 million, or 150%, primarily due to higher attendance and three additional events, partially offset by lower average ticket prices due to the territories in which we performed.  Live events OIBDA as a percentage of revenue decreased to 24% in the current year quarter as compared to 45% in the prior year quarter, driven by decreased revenues due to the timing of WrestleMania.

Consumer Products Division

The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
Revenues-Consumer Products Division
Licensing	$21.0	$16.5	27%
Venue merchandise	5.5	8.4	(35)%
Domestic per capita spending (dollars)	$10.09	$11.38	(11)%
WWEShop	6.8	5.3	28%
Average WWEShop revenues per order (dollars)	$43.56	$46.51	(6)%
Total	$33.3	$30.2	10%

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
OIBDA-Consumer Products Division
Licensing	$14.3	$10.8	32%
Venue merchandise	2.0	3.2	(38)%
WWEShop	1.4	1.1	27%
Total	$17.7	$15.1	17%
OIBDA as a percentage of revenues	53%	50%

Licensing revenues increased by $4.5 million, or 28%, in the current year quarter as compared to the prior year quarter, driven largely by improved performance of our video games of $4.0 million.  The increased performance of our video games in the current year quarter is derived from higher effective royalty rates and higher unit sales of our franchise game, WWE2K16, and additional royalties relating to our WWE branded mobile game, WWE SuperCard. Licensing OIBDA as a percentage of revenues increased to 68% in the current year quarter as compared to 65% in the prior year quarter,  partially due to lower promotional expenses.

Venue merchandise revenues decreased by $2.9 million, or 35%, in the current year quarter as compared to the prior year quarter, primarily due to the timing of WrestleMania.  Excluding the impact of WrestleMania, venue merchandise revenues increased slightly, primarily due to a 2% increase in domestic per capital merchandise spending and three additional events.  Venue merchandise OIBDA as a percentage of revenues remained flat at 38% in the current year quarter as compared to the prior year quarter.

WWEShop revenues increased by $1.5 million, or 28%, in the current year quarter compared to the prior year quarter, due to a 38% increase in the volume of online merchandise sales to approximately 156,100 orders. Orders increased primarily due to the impact of increased marketing and improved product assortment, as well as increased revenue from our international E-commerce business. This increase was partially offset by a 6% decline in the average revenue per order to $43.56 in the current year quarter. WWEShop OIBDA as a percentage of revenues remained flat at 21% in the current year quarter as compared to the prior year quarter.

WWE Studios

WWE Studios revenues increased by $0.5 million, or 33%, in the current year quarter as compared to the prior year quarter.  We did not release any feature films in the current year quarter as compared to one film in the period year quarter.  As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios revenues of $2.0 million in the current year quarter includes $1.1 million from film releases in 2015, with prior releases contributing the remainder of film revenues.  WWE Studios revenues of $1.5 million in the prior year quarter includes $0.6 million from film releases in 2014, with prior releases contributing the remainder of film revenues.    WWE Studios OIBDA remained flat in the current year quarter as compared to the prior year quarter.

At March 31, 2016, the Company had $28.2 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $14.2 million is for films in-release, $4.2 million is for films in production, and the remaining $9.8 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  There were no impairment charges recorded in the periods presented.

Corporate and Other

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments.  These costs are categorized and presented into two categories, Corporate Support and Business Support.  Corporate Support expenses primarily include our corporate general and administrative functions.  Business Support expenses include our sales and marketing functions, our international sales offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions.  These costs benefit the Company as a whole and are therefore not allocated to individual businesses. The presentation of Corporate and Other expenses in these two categories provides further details on the primary composition of our Selling, general and administrative expenses as presented in our Consolidated Statements of Operations as the majority of Selling, general and administrative expenses are comprised of expenses from our Corporate and Other segment.

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the three months ended March 31,
	2016			2015
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue (1)	$—	$0.8	$0.8	$—	$0.4	$0.4	100%

Corporate & Other expenses:
Staff related	$6.2	$8.9	$15.1	$7.6	$7.9	$15.5	(3)%
Management incentive compensation	2.0	2.6	4.6	1.8	1.9	3.7	24%
Legal, accounting and other professional	4.3	2.6	6.9	4.0	1.5	5.5	25%
Travel and entertainment expenses	0.3	1.3	1.6	0.1	1.4	1.5	7%
Advertising, marketing and promotion	—	1.7	1.7	0.4	1.9	2.3	(26)%
Corporate insurance	0.7	0.2	0.9	0.7	0.2	0.9	—%
Bad debt expense	(0.1)	—	(0.1)	0.2	—	0.2	(150)%
Other expenses (1)	4.1	7.3	11.4	3.5	5.0	8.5	34%
Corporate & Other expenses	$17.5	$24.6	$42.1	$18.3	$19.8	$38.1	10%
Corporate & Other as a percentage of net revenues	10%	14%	25%	10%	11%	22%

OIBDA - Corporate & Other	$(17.5)	$(23.8)	$(41.3)	$(18.3)	$(19.4)	$(37.7)	10%

(1)

Corporate and Other revenue and Other expenses within Business Support includes revenue and costs associated with talent appearances, other talent related costs and intersegment eliminations recorded in consolidation.

Corporate and Other expenses increased by $4.0 million, or 10%, in the current year quarter as compared to the prior year quarter.  This increase is primarily due to an increase in talent related costs and increased professional fees within our Business Support departments in support of company-wide strategic initiatives.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
Depreciation and amortization	$5.6	$5.9	(5)%

Depreciation and amortization expense in the current year quarter decreased $0.3 million, or 5%, as compared to the prior year quarter.

Investment Income, Interest and Other Expense, Net

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
Investment income, net	$0.6	$0.2	200%
Interest expense	$(0.6)	$(0.5)	20%
Other expense, net	$(0.6)	$(0.3)	100%

Investment income, net during the three months ended March 31, 2016 includes $0.4 million of equity method earnings, representing our pro-rata portion from an equity method investment entered into during the first quarter of 2015.  We did not recognize any equity method earnings from this investment in the prior year period.  Investment income, net also includes income from our short term investment instruments.  Interest expense relates primarily to interest and amortization associated with our debt facilities and aircraft financing.  Other expense, net is primarily comprised of foreign currency translation gains and losses.

Income Taxes

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
Provision for income taxes	$7.5	$4.7	59%
Effective tax rate	35%	32%

The effective tax rate was 35% in the current year quarter as compared to 32% in the prior year quarter.  The current quarter's rate reflects decreased domestic production activity deductions.

Liquidity and Capital Resources

We had cash and short-term investments of $87.6 million and $102.4 million as of March 31, 2016 and December 31, 2015, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $20.5 million and $21.6 million as of March 31, 2016 and December 31, 2015, respectively.

We believe that our existing cash and investment balances and cash generated from operations will be sufficient to meet our operating requirements over the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

As of March 31, 2016, the Company was in compliance with the provisions of our $200.0 million revolving credit facility, as amended (the "Revolving Credit Facility"), there were no amounts outstanding under the Revolving Credit Facility, and the Company had available capacity under the terms of the Revolving Credit Facility of $200.0 million.  The Revolving Credit Facility’s term currently ends in September 2016.  The Company is evaluating its plans to renew or replace the facility; no assurance can be given that an amendment or suitable replacement will be available or economically viable if the Company seeks to renew or replace the facility.

As of March 31, 2016, the Company was also in compliance with the provisions of the $35.0 million secured asset based revolving credit facility entered into by two of the Company’s subsidiaries (the "Film Credit Facility"),  with no amounts outstanding and $6.4 million of available capacity under the terms of the Film Credit Facility.

Cash Flows from Operating Activities

Cash generated from operating activities was $1.5 million in the current year quarter, compared to $14.3 million for the corresponding period in the prior year.  The $12.8 million decrease in cash generated by operating activities is primarily driven by the increased payout of management incentive compensation compared to the prior year quarter.

In the current year quarter,  we spent $3.0 million on feature film production activities, compared to $1.5 million in the prior year quarter.  We did not receive incentives related to feature film production in the current year quarter. In the prior year quarter, we received $0.1 million in incentives related to feature film production.  We anticipate spending between $10 million and $20 million on feature film production activities during the remainder of the current year.

In the current year quarter, we received  $6.9 million of non-film related incentives associated with television production activities, compared to $3.2 million received in the prior year quarter.  We anticipate receiving approximately $5 million to $15 million of non-film related incentives during the remainder of the year.

In the current year quarter, we spent $7.0 million to produce non-live event programming for television, including Total Divas Season 5, and various programs for the WWE Network, including Swerved Season 2 and Camp WWE,  compared to $3.4 million in the prior year quarter.  We anticipate spending approximately $25 million to $45 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property.  At March 31, 2016, our two largest receivable balances from customers were 18% and 13%, respectively, of our gross accounts receivable.  Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $6.7 million in the current year quarter, compared to $4.9 million in the prior year quarter.  Capital expenditures in the current year quarter increased $1.0 million as compared to the prior year quarter in continued support of the Company's content production activities.  Capital expenditures for the remainder of the current year are estimated to range between $15 million and $25 million.

Cash Flows from Financing Activities

Cash used in financing activities was $9.6 million for the current year quarter as compared to $9.7 million for the prior year quarter.  The Company made dividend payments of $9.1 million during each of the three months ended March 31, 2016 and 2015, respectively.

Non-Cash Investing Transactions

During the first quarter of 2015, the Company received an equity interest in Tapout valued at $13.8 million in exchange for promotional service obligations to be provided in the future.  The Company’s contribution is a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

Contractual Obligations

There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2015.

Application of Critical Accounting Policies

There have been no significant changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2015 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation –Stock Compensation (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions.  The amendments require entities to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement and would require entities to classify excess tax benefits as an operating activity in the statement of cash flows.  The amendments will also allow entities to provide net settlement of stock-based awards to cover tax withholding obligations without classifying the awards as a liability as long as the net settlement does not exceed the maximum individual statutory tax rate. The amounts paid to satisfy the statutory income tax withholding obligation would be classified as a financing activity in the statement of cash flows.  Additionally, the amendments allow entities to elect an accounting policy to either continue to use a forfeiture estimate on share based awards or account for forfeitures when they occur.  The new guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year, which for the Company will be effective for the fiscal year beginning January 1, 2017. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments eliminate the requirement to retroactively adopt the equity method of accounting when a change in ownership occurs. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investment and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This new guidance is effective for annual and interim reporting periods beginning after December 15, 2016 which for the Company will be effective for the fiscal year beginning January 1, 2017. The Company is currently evaluating the impact of this new standard and do not expect it to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”, which will supersede the existing guidance for lease accounting. This new standard will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which for the Company will be effective for the fiscal year beginning January 1, 2019, with early adoption permitted.  An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The guidance for classifying and measuring investments in debt securities and loans is not impacted The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is effective for the fiscal year beginning January 1, 2018. The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation -Amendments to the Consolidation Analysis." This standard modified the evaluation of whether certain limited partnerships and legal entities are variable interest entities, eliminated the presumption that the general partner should consolidate a limited partnership, affected the consolidation analysis of reporting entities that are involved with variable interest entities, and provided a scope exception from consolidation for entities with interests in legal entities that are similar to money market funds. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This guidance is effective for our fiscal year beginning January 1, 2017 and for interim periods beginning January 1, 2018. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact of adoption of this new standard, along with subsequent clarifying guidance, on our consolidated financial statements.

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

There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10‑K for our fiscal year ended December 31, 2015.

Item  4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Changing in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015 a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively.    Lastly, on June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso.  Such discovery is to be completed by June 1, 2016 and dispositive motions filed by August 1, 2016.  On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss.  On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit.  On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction. The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On July 26, 2014, the Company received notice of a lawsuit filed in the United States District Court for the District of Connecticut, entitled Warren Ganues and Dominic Varriale, on behalf of themselves and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios, alleging violations of federal securities laws based on certain statements relating to the negotiation of WWE’s domestic television license.  The complaint seeks certain unspecified damages.  A nearly identical lawsuit was filed one month later entitled Curtis Swanson, on behalf of himself and all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon and George A. Barrios.  Both lawsuits are purported securities class actions subject to the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  On September 23-24, five putative plaintiffs filed motions to be appointed lead plaintiff and to consolidate the two cases pursuant to the PSLRA.  Following a hearing on October 29, 2014, the Court issued an order dated November 5, 2014 appointing Mohsin Ansari as lead plaintiff and consolidating the two actions.  On January 5, 2015, the lead plaintiff filed an amended complaint. Among other things, the amended complaint adds Stephanie McMahon Levesque and Michelle D. Wilson as named defendants. The Company filed a motion to dismiss the amended complaint in its entirety and, on March 31, 2016, the Court granted the motion, dismissing the amended complaint in its entirety and ordering that judgment be entered in favor of the defendants.  The plaintiffs did not appeal.

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

Item 1A.  Risk Factors

We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item  6.  Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
4.1B	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Annex B to the Proxy Statement filed on March 11, 2016).
10.16*	World Wrestling Entertainment, Inc. 2016 Omnibus Incentive Plan, effective April 21, 2016 (incorporated by reference to Annex A to the Proxy Statement filed on March 11, 2016).
10.16A*

Form of Performance Stock Units to the Company’s executive officers under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16A to the Current Report on Form 8-K filed April 21, 2016.

10.16B*

Form of Restricted Stock Units to the Company’s executive officers under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16A to the Current Report on Form 8-K filed April 21, 2016.

10.17*	First Amendment to Amended and Restated Booking Agreement with Paul Levesque, dated May 9, 2016.
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	May 10, 2016	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer and authorized
signatory)

By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)