Form 10-Q
period 2016-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2016-07-28
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

At July 27, 2016 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 36,901,356 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 39,496,810.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues	$198,994	$150,182	$370,094	$326,360
Cost of revenues	132,020	87,312	225,354	197,013
Selling, general and administrative expenses	59,435	49,742	109,610	95,173
Depreciation and amortization	5,966	5,844	11,553	11,757
Operating income	1,573	7,284	23,577	22,417
Investment income, net	643	453	1,253	656
Interest expense	(601)	(570)	(1,194)	(1,111)
Other expense, net	(588)	(82)	(1,244)	(423)
Income before income taxes	1,027	7,085	22,392	21,539
Provision for income taxes	165	1,966	7,645	6,647
Net income	$862	$5,119	$14,747	$14,892
Earnings per share: basic and diluted	$0.01	$0.07	$0.19	$0.20
Weighted average common shares outstanding:
Basic	75,952	75,539	75,945	75,529
Diluted	77,429	76,160	77,304	76,076
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$862	$5,119	$14,747	$14,892
Other comprehensive income (loss):
Foreign currency translation adjustments	(118)	37	(105)	(85)
Unrealized holding gains (losses) on available-for-sale securities (net of tax expense/(benefit) of $38 and $(59), and $168 and $52, respectively)	61	(95)	274	86
Total other comprehensive (loss) income	(57)	(58)	169	1
Comprehensive income	$805	$5,061	$14,916	$14,893

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,193	$38,019
Short-term investments, net	63,716	64,357
Accounts receivable (net of allowance for doubtful accounts and returns of $8,500 and $10,311, respectively)	55,275	58,437
Inventory	7,374	6,167
Prepaid expenses and other current assets	21,281	12,778
Total current assets	163,839	179,758
PROPERTY AND EQUIPMENT, NET	109,161	105,217
FEATURE FILM PRODUCTION ASSETS, NET	29,492	26,353
TELEVISION PRODUCTION ASSETS, NET	8,969	11,416
INVESTMENT SECURITIES	23,618	22,278
NON-CURRENT DEFERRED INCOME TAX ASSETS	42,571	44,709
OTHER ASSETS, NET	18,663	19,414
TOTAL ASSETS	$396,313	$409,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$16,072	$4,440
Accounts payable and accrued expenses	59,728	70,001
Deferred income	48,329	57,152
Total current liabilities	124,129	131,593
LONG-TERM DEBT	14,878	17,135
NON-CURRENT INCOME TAX LIABILITIES	809	1,117
NON-CURRENT DEFERRED INCOME	40,271	49,983
Total liabilities	180,087	199,828
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 36,455,849 and 34,215,459 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	365	342
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 39,496,810 and 41,688,704 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	395	417
Additional paid-in capital	379,872	369,643
Accumulated other comprehensive income	3,180	3,011
Accumulated deficit	(167,586)	(164,096)
Total stockholders’ equity	216,226	209,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$396,313	$409,145

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2015	34,215	$342	41,689	$417	$369,643	$3,011	$(164,096)	$209,317
Net income	—	—	—	—	—	—	14,747	14,747
Other comprehensive income	—	—	—	—	—	169	—	169
Stock issuances, net	49	1	—	—	626	—	—	627
Conversion of Class B common stock by shareholder	2,192	22	(2,192)	(22)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	6	—	—	6
Cash dividends declared	—	—	—	—	8	—	(18,237)	(18,229)
Stock-based compensation	—	—	—	—	9,589	—	—	9,589
Balance, June 30, 2016	36,456	$365	39,497	$395	$379,872	$3,180	$(167,586)	$216,226

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$14,747	$14,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and impairments of feature film production assets	2,701	1,409
Amortization of television production assets	17,569	10,054
Depreciation and amortization	13,932	13,569
Services provided in exchange for equity instruments	(1,705)	(100)
Equity in earnings of affiliate, net of dividends received	(90)	(60)
Other amortization	1,154	1,037
Stock-based compensation	9,589	7,787
(Recovery from) provision for doubtful accounts	(167)	446
Provision for (benefit from) deferred income taxes	2,138	(8,684)
Other non-cash adjustments	278	66
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	3,225	928
Inventory	(1,207)	(1,247)
Prepaid expenses and other assets	(11,996)	(2,364)
Feature film production assets	(5,023)	(4,692)
Television production assets	(15,122)	(14,578)
Accounts payable, accrued expenses and other liabilities	(10,461)	1,193
Deferred income	(16,830)	8,427
Net cash provided by operating activities	2,732	28,083
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(15,533)	(10,993)
Purchases of short-term investments	—	(4,621)
Proceeds from sales and maturities of investments	400	6,090
Purchase of investment securities	(1,250)	(960)
Net cash used in investing activities	(16,383)	(10,484)
FINANCING ACTIVITIES:
Repayment of long-term debt	(2,208)	(2,161)
Dividends paid	(18,229)	(18,129)
Debt issuance costs	—	(797)
Proceeds from borrowings under credit facilities	11,583	—
Proceeds from issuance of stock	673	527
Excess tax benefits from stock-based payment arrangements	6	5
Net cash used in financing activities	(8,175)	(20,555)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,826)	(2,956)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,019	47,227
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,193	$44,271
NON-CASH INVESTING TRANSACTIONS:
Non-cash purchase of property and equipment	$768	$410
Non-cash purchase of investment securities (See Note 9)	$—	$13,800

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

Cost of Revenues

Included within Costs of revenues are the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization and impairment of feature film assets	$1,595	$699	$2,701	$1,409
Amortization of television production assets	9,438	3,211	17,569	10,054
Amortization of WWE Network content delivery and technology assets	1,230	833	2,379	1,812
Total amortization and impairment included in cost of revenues	$12,263	$4,743	$22,649	$13,275

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The guidance for classifying and measuring investments in debt securities and loans is not impacted The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is effective for the fiscal year beginning January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In addition, during 2016, the FASB has issued ASU No. 2016-08, “Principle versus Agent Considerations,” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Narrow Scope Improvements and Practical Expedients,” all of which clarify certain implementation guidance in ASU No. 2014-09.  This standard along with the subsequent clarifications issued are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact of adoption of this new standard, along with subsequent clarifying guidance, on our consolidated financial statements.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues:
Network	$51,750	$40,176	$92,081	$77,735
Television	56,043	52,097	116,762	110,285
Home Entertainment	3,155	3,096	6,424	7,819
Digital Media	6,489	3,734	11,886	8,079
Live Events	51,912	26,449	77,246	65,736
Licensing	8,916	11,305	29,958	27,768
Venue Merchandise	8,770	4,640	14,210	13,071
WWEShop	7,491	5,859	14,298	11,129
WWE Studios	3,289	2,119	5,232	3,583
Corporate & Other	1,179	707	1,997	1,155
Total net revenues	$198,994	$150,182	$370,094	$326,360

OIBDA:
Network (1)	$(5,656)	$17,256	$10,104	$15,732
Television (1)	27,204	21,205	55,511	47,139
Home Entertainment	964	539	2,508	2,658
Digital Media	183	(841)	71	(970)
Live Events	23,425	6,665	29,510	24,251
Licensing	3,953	6,400	18,224	17,243
Venue Merchandise	3,627	2,052	5,692	5,256
WWEShop	1,571	1,434	2,972	2,538
WWE Studios	439	(32)	2	(399)
Corporate & Other	(48,171)	(41,550)	(89,464)	(79,274)
Total OIBDA	$7,539	$13,128	$35,130	$34,174
(1)

Beginning on January 1, 2016, the Company started allocating certain shared costs and expenses between our Network and Television segments.  Management believes this allocation more accurately reflects the operations of each of these reportable segments.  The impact of this allocation methodology during the three and six months ended June 30, 2016 was a decline to Network segment OIBDA of approximately $5,323 and $8,397, respectively, with a corresponding increase of $5,323 and $8,397, respectively, to Television segment OIBDA.  The allocation methodology had no impact on our consolidated financial statements.  Prior year Network and Television segment results were not revised for this prospective change in the allocation method.  Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Reconciliation of Total Operating Income to Total OIBDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total operating income	$1,573	$7,284	$23,577	$22,417
Depreciation and amortization	5,966	5,844	11,553	11,757
Total OIBDA	$7,539	$13,128	$35,130	$34,174

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
North America	$149,761	$107,428	$279,781	$247,750
Europe/Middle East/Africa	36,142	30,798	63,748	52,414
Asia Pacific	11,245	10,495	22,834	22,487
Latin America	1,846	1,461	3,731	3,709
Total net revenues	$198,994	$150,182	$370,094	$326,360

Revenues generated from the United Kingdom, our largest international market, totaled $24,000 and $21,100, and $40,876 and $33,312 for the three and six months ended June 30, 2016 and 2015, respectively.  The Company’s property and equipment was almost entirely located in the United States at June 30, 2016 and 2015.

4. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$862	$5,119	$14,747	$14,892

Weighted average basic common shares outstanding	75,952	75,539	75,945	75,529
Dilutive effect of restricted and performance stock units	1,474	611	1,354	531
Dilutive effect of employee share purchase plan	3	10	5	16
Weighted average dilutive common shares outstanding	77,429	76,160	77,304	76,076

Earnings per share:
Basic and diluted	$0.01	$0.07	$0.19	$0.20

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	—	—	—	—

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

2016 Omnibus Incentive Plan

The Company’s Board of Directors and stockholders approved the 2016 Omnibus Incentive Plan (the “2016 Plan”) on February 3, 2016, and April 21, 2016, respectively. A total of 5,000,000 shares of the Company’s common stock have been authorized for issuance under the 2016 Plan.  Beginning on February 3, 2016, the 2016 Plan replaced the 2007 Plan, and no new awards will be granted under the 2007 Plan.  Any awards outstanding under the 2007 Plan on the date of stockholder approval of the 2016 Plan will remain subject to and be paid under the 2007 Plan, and any shares subject to outstanding awards under the 2007 Plan that subsequently cease to be subject to such awards (other than by reason of settlement of the awards in shares) will automatically become available for issuance under the 2016 Plan. The 2016 Plan provides for the grant of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance awards to eligible participants as determined by the Compensation Committee of the Board of Directors.  Awards may be granted under the 2016 Plan to officers, employees, consultants, advisors and independent contractors of the Company and its affiliates and to non-employee directors of the Company.

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

The following table summarizes the RSU activity during the six months ended June 30, 2016:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	266,450	$16.31
Granted	212,491	$17.07
Vested	(6,993)	$14.10
Forfeited	(22,651)	$16.39
Dividend equivalents	6,538	$16.68
Unvested at June 30, 2016	455,835	$16.70

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

The following table summarizes the PSU activity during the six months ended June 30, 2016:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	1,238,679	$17.95
Granted	956,730	$18.41
Achievement adjustment	620,923	$14.94
Forfeited	(95,498)	$16.59
Dividend equivalents	25,292	$15.43
Unvested at June 30, 2016	2,746,126	$16.43

During the six months ended June 30, 2016, we granted 956,730 PSUs, inclusive of the second half of the executive grants noted above, which are subject to certain performance conditions.

During the year ended December 31, 2015, we granted 1,000,146 PSUs, inclusive of the first half of the executive grants noted above, which were subject to performance conditions.  During the first quarter of 2016, the performance conditions related to these PSUs were exceeded, which resulted in an increase of 620,923 PSUs in 2016 relating to the initial 2015 PSU grant.

Stock-based compensation costs, which includes costs related to RSUs, PSUs and the Company's Employee Stock Purchase Plan, totaled $6,429 and $5,308, and $9,589 and $7,787 for the three and six months ended June 30, 2016 and 2015, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2016	2015
Land, buildings and improvements	$103,718	$100,594
Equipment	127,029	117,018
Corporate aircraft	31,277	31,277
Vehicles	244	244
	262,268	249,133
Less: accumulated depreciation and amortization	(153,107)	(143,916)
Total	$109,161	$105,217

Depreciation expense for property and equipment totaled $5,655 and $5,412, and $10,936 and $10,905 for the three and six months ended June 30, 2016 and 2015, respectively.  On June 29, 2016, the Company entered into a building purchase and sale agreement (the “Agreement”).  Pursuant to the Agreement, the Company expects to acquire all of the rights, title, and interest in a building located in Stamford, Connecticut.  The Company currently leases a portion of the building, and expects to expand its use of space in the building and leave the remaining space leased to a current tenant.  The purchase price under the Agreement of approximately $26,900 will be funded, in part, via the assumption of an existing mortgage of $23,000.  In connection with entering into the Agreement, the Company paid $2,687 of cash as a deposit towards the purchase price.  The transaction is expected to close during the third quarter of 2016.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

7. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	June 30,	December 31,
	2016	2015
In release	$13,519	$15,249
Completed but not released	6,658	2,432
In production	8,494	8,029
In development	821	643
Total	$29,492	$26,353

Approximately 35% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 66% of “In release” film production assets are estimated to be amortized over the next three years.  We anticipate amortizing approximately 80% of our "In release" film production asset within four years as we receive revenues associated with television distribution of our licensed films.  During the three and six months ended June 30, 2016 and 2015, we amortized $1,595 and $699,  and $2,701 and $1,409,  respectively, of feature film production assets. During these periods, our films were released under a co-distribution model.  Under the co-distribution model, third-party distribution partners control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distribution partners recoup distribution fees and expenses and results are reported to us.  Results are typically reported to us in periods subsequent to the initial release of the film.

During the six months ended June 30, 2016, we released one feature film,  Countdown, direct to DVD, which comprises $996 of our “In release” feature film assets as of June 30, 2016.    We currently have five films designated as “Completed but not released” and have seven films “In production.”  We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.”  Development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned.  We did not record any impairment charges related to abandoned projects during the three and six months ended June 30, 2016 and 2015.

Unamortized feature film production assets are evaluated for impairment each reporting period.  We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available.  If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model.  If fair value is less than unamortized cost, the film asset is written down to fair value.    We did not record any impairment charges during the three and six months ended June 30, 2016 and 2015 related to our feature films.

8. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	June 30,	December 31,
	2016	2015
In release	$2,945	$425
In production	6,024	10,991
Total	$8,969	$11,416

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Amortization of television production assets, which are included in Costs of revenues, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
WWE Network programming	$7,396	$1,875	$8,729	$2,909
Television programming	2,042	1,336	8,840	7,145
Total	$9,438	$3,211	$17,569	$10,054

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period.  If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value.  In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset.  During the three and six months ended June 30, 2016 and 2015, we did not record any impairments related to our television production assets.

9. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	June 30,	December 31,
	2016	2015
Equity method investment	$14,252	$14,163
Cost method investments	9,366	8,115
Total investment securities	$23,618	$22,278

Equity Method Investment

In March 2015, WWE and ABG formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout.  The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout.  The Company valued its initial investment based on the fair value of the existing licensing contracts contributed by ABG.  Our interest on the inception date of the agreement was determined to be $13,800. To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Investment income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows as a component of Equity in earnings of affiliate, net of dividends received. The Company did not record any impairment charges related to our investment in Tapout during the three and six months ended June 30, 2016 or 2015.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net equity method earnings from Tapout	$415	$260	$837	$260
Net dividends received from Tapout	(453)	(200)	(747)	(200)
Equity in earnings of affiliate, net of dividends received	$(38)	$60	$90	$60

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

As promotional services are provided to Tapout, we will record revenue and reduce the existing service obligation.  During the three and six months ended June 30, 2016 and 2015, we recorded revenues of $947 and $0, and $1,705 and $100, respectively, related to our fulfillment of our promotional services obligation to Tapout.  The remaining service obligation as of June 30, 2016  was $9,665, and was included in Deferred Income and Non-Current Deferred Income for $1,385 and $8,280, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $9,665 as of June 30, 2016. Creditors of Tapout do not have recourse against the general credit of the Company.

Cost Method Investments

WWE maintains several cost method investments, including a $3,000 investment in a mobile video publishing business, a $2,715 investment in a live event touring business and a $2,400 investment in a software application developer.  During the three months ended June 30, 2016, the Company made an investment of $1,000 in a fantasy sports contest provider and an investment of $250 in a virtual reality platform operator. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. The Company did not record any impairment charges on our cost method investments during the three and six months ended June 30, 2016 and 2015.

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	As of June 30, 2016				As of December 31, 2015
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Municipal bonds	$20,518	$51	$(1)	$20,568	$21,284	$11	$(56)	$21,239
Corporate bonds	43,000	150	(2)	43,148	43,317	9	(208)	43,118
Total	$63,518	$201	$(3)	$63,716	$64,601	$20	$(264)	$64,357

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

Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets.  Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.  As of June 30, 2016, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 day - 2 years
Corporate bonds	2 months - 2 years

The following table summarizes the short-term investment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Proceeds from maturities and calls of short-term investments	$400	$—	$400	$6,090
Purchases of short-term investments	$—	$—	$—	$4,621

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

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at June 30, 2016				Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$20,568	$—	$20,568	$—	$21,239	$—	$21,239	$—
Corporate bonds	43,148	—	43,148	—	43,118	—	43,118	—
Total	$63,716	$—	$63,716	$—	$64,357	$—	$64,357	$—

Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature.  The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable, and accounts payable approximate fair value because of the short-term nature of such instruments. The carrying amount of short-term debt outstanding pursuant to our Revolving Credit Facility and Film Credit Facility approximates fair value as interest rates on these instruments approximate current market rates.

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

The fair value measurements of our cost method investments are classified within Level 3, as significant unobservable inputs are used to measure the fair value of these assets due to the absence of quoted market prices and inherent lack of liquidity.  Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets.  Our investments are recorded at fair value only if an impairment charge is recognized.  The Company did not record any impairment charges on these assets during the three and six months ended June 30, 2016 and 2015.

The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist.  These assets are recorded at fair value only when an impairment is recognized. During the three and six months ended June 30, 2016 and 2015, the Company did not record any impairment charges on these assets. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The fair value of the Company’s long-term debt, consisting of a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At June 30, 2016, the face amount of the note approximates its fair value.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	June 30,	December 31,
	2016	2015
Trade related	$9,980	$8,583
Staff related	8,048	6,436
Management incentive compensation	10,744	23,183
Talent related	6,840	6,285
Accrued WWE Network related expenses	3,859	4,220
Accrued event and television production	4,738	6,243
Accrued home entertainment expenses	163	381
Accrued legal and professional	3,253	2,139
Accrued purchases of property and equipment	768	1,096
Accrued film liability	2,553	2,531
Accrued other	8,782	8,904
Total	$59,728	$70,001

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds  5% of current liabilities.  The decrease in accrued expenses is primarily due to the payout of the Company’s fiscal 2015 bonus during the first quarter of 2016.

12. Debt

Revolving Credit Facility

In September 2011, the Company entered into a $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility").  The Revolving Credit Facility was subsequently amended during 2013 and 2014 to, among other things, extend the maturity date to September 9, 2016, modify the applicable margin for borrowings under the facility, amend restrictions on certain financial covenants to provide for greater financial flexibility, and include certain additional allowances for the Company to make investments in special film entities. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio.  As of June 30, 2016, the LIBOR-based rate plus margin was 2.40%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.375% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of June 30, 2016, the Company was in compliance with the Revolving Credit Facility, as amended, and had available debt capacity under the terms of the Revolving Credit Facility of $190,000.  As of June 30, 2016 and December 31, 2015, there was $10,000 and $0 outstanding under the Revolving Credit Facility, respectively.  The Company has the intent and ability to repay the amounts outstanding on the Revolving Credit Facility within one year, and as such, the outstanding balance as of June 30, 2016 has been classified as a current portion of long-term debt within our Consolidated Balance Sheets. The Revolving Credit Facility’s term currently ends in September 2016, and the Company intends to replace this facility prior to its expiration on terms generally consistent with our current facility.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corp. and WWE Studios Finance Holding Corp. (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”).  Funds under the Film Credit Facility can be used for, among other things, development of films and television projects. Under the Film Credit Facility, the WWE Studios Finance Corp. is allowed to borrow amounts of up to an aggregate of $35,000 based on a borrowing base formula.  As of June 30, 2016,  borrowings of $1,583 have been made under the Film Credit Facility.  The Company has the intent and ability to repay the amounts outstanding on the Film Credit Facility within one year, and as such, the outstanding balance as of June 30, 2016 has been classified as a current portion of long-term debt within our Consolidated Balance Sheets.  The Film Credit Facility has a five-year term, and it is secured by substantially all the assets of the Loan Parties. The applicable interest rate for borrowings under the Film Credit Facility is a LIBOR-based rate plus 2.50% on LIBOR-based borrowings or an alternate base rate plus 1.50% for alternate base rate borrowings, in all cases subject to adjustment based on the status of film projects.  As of June 30, 2016, the LIBOR-based rate plus margin was 3.15%. The Loan Parties are required to pay certain fees, including a commitment fee, calculated at a rate per annum of 0.50% on the average daily unutilized portion of the Film Credit Facility.  Under the terms of the Film Credit Facility, the Loan Parties are subject to certain financial covenants and restrictions, including limitations with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates.  As of June 30, 2016, the Company was in compliance with the Film Credit Facility, and had $6,100 of available capacity under the terms of the Film Credit Facility.

Aircraft Financing

In August 2013, the Company entered into a $31,568 promissory note (the “Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments.  The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013, and has a final maturity of August 7, 2020.  The Note is secured by a first priority perfected security interest in the purchased aircraft.  As of June 30, 2016 and December 31, 2015, the amounts outstanding related to the Note were $19,367 and $21,575, respectively.

13. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property.  We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At June 30, 2016, our two largest receivable balances from customers were 22% and 18% of our gross accounts receivable. At December 31, 2015,  our two largest receivable balances from customers were 15% and 14% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

14. Income Taxes

As of June 30, 2016, we had $42,571 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.  As of December 31, 2015, we had $44,709 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.

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

We recorded the following incentives during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Television production incentives	$—	$517	$2,530	$1,214
Feature film production incentives	588	58	1,412	58
Total	$588	$575	$3,942	$1,272

16. Commitments and Contingencies

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively.    On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso.  Such discovery was completed by June 1, 2016 and dispositive motions in that case are to be filed by August 1, 2016.  On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss.  On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit, and on July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit.  On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction.  Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts.  This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws.  This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

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

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

(dollars in millions)

Summary

	Three Months Ended
	June 30,		Increase
	2016 (1)	2015	(decrease)
Net Revenues
Media Division	$117.5	$99.1	19%
Live Events	51.9	26.4	97%
Consumer Products Division	25.2	21.8	16%
WWE Studios	3.2	2.1	52%
Corporate & Other	1.2	0.8	50%
Total	199.0	150.2	32%

OIBDA
Media Division	22.7	38.2	(41)%
Live Events	23.4	6.7	249%
Consumer Products Division	9.2	9.9	(7)%
WWE Studios	0.4	—	100%
Corporate & Other	(48.2)	(41.6)	(16)%
Total	7.5	13.2	(43)%
OIBDA as a percentage of revenues	4%	9%

Depreciation and amortization	6.0	5.9	2%
Operating income	1.5	7.3	(79)%
Investment and other expense, net	(0.6)	(0.3)	100%
Income before income taxes	0.9	7.0	(87)%
Provision for income taxes	0.1	1.9	(95)%
Net income	$0.8	$5.1	(84)%
(1)

Comparability of our 2016 results were significantly impacted by the timing of our annual WrestleMania event, which occurred on April 3, 2016, and consequently is included in our second quarter financial results, as compared to our 2015 results which include WrestleMania in the first quarter results.

Our Media division revenues increased by 19% compared to the prior year quarter, primarily due to increased subscription revenue related to the growth of WWE Network in new and existing territories,  the escalation of television rights fees and the timing of WrestleMania.  Our Live Events segment revenues increased by 97%, primarily driven by the timing of WrestleMania.  Our Consumer Products division experienced a 16% increase in revenues, primarily driven by higher venue merchandise revenues due to the timing of WrestleMania.  Although the timing of WrestleMania did not have a material impact on the Company’s overall results, as higher production costs offset increased revenues, it did impact the results of individual business segments during the current year quarter.

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Revenues-Media Division
Network	$51.8	$40.1	29%
Subscriptions	$45.9	$36.6	25%
Pay-per-view	$5.9	$3.5	69%
Monthly subscription price (dollars) (a)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,510,600	1,156,100	31%
Domestic	1,129,900	939,300	20%
International (b)	380,700	216,800	76%
Number of average paid subscribers	1,517,400	1,215,700	25%
Number of pay-per-view events	4	3	33%
Number of buys from pay-per-view events	342,900	263,600	30%
Average revenue per buy (dollars)	$17.11	$13.90	23%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	N/A	N/A
Television	$56.1	$52.1	8%
Home Entertainment	$3.1	$3.1	—%
Gross units shipped	417,200	523,000	(20)%
Digital Media	$6.5	$3.8	71%
Total	$117.5	$99.1	19%

Television Ratings (c)
Average weekly household ratings for RAW	2.9	3.2	(10)%
Average weekly household ratings for SmackDown	1.9	2.2	(10)%
Average weekly household ratings for Total Divas (E!)	1.0	N/A	N/A
(a)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(b)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.
(c)	Source: Nielsen. Television ratings represent the percentage of homes in the United States that tuned into weekly programming.

	Three Months Ended
	June 30,		Increase
	2016	2015	(decrease)
OIBDA-Media Division
Network (1)	$(5.7)	$17.2	(133)%
Television (1)	27.2	21.2	28%
Home Entertainment	1.0	0.6	67%
Digital Media	0.2	(0.8)	125%
Total	$22.7	$38.2	(41)%
OIBDA as a percentage of revenues	19%	39%
(1)

Refer to Note 3, Segment Information, in the accompanying consolidated financial statements for a discussion of the refinement of our cost allocation methodology between the Network and Television segments, which was implemented during the first quarter of 2016.  During the current year quarter, approximately $5.3 million of costs were allocated from Television to Network.  A comparable allocation did not occur in the prior year.

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $11.7 million, or 29%, in the current year quarter as compared to the prior year quarter.  WWE Network revenues increased by $9.3 million, or 25%, in the current year quarter as compared to the prior year quarter, driven primarily by the increase in paid subscribers.  During the quarter ended June 30, 2016, WWE Network had an average of 1,517,400 paid subscribers, compared to an average of 1,215,700 subscribers in the prior year quarter. During the quarter there were approximately 624,700 gross additions to WWE Network’s subscriber base, offset by churn of 471,400 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription).  The subscription pricing of WWE Network at June 30, 2016 is $9.99 per month with no minimum commitment. Additionally, pay-per-view revenues increased by $2.4 million, or 69%,  primarily due to the timing of WrestleMania, which contributed $4.0 million of revenue in the current year quarter, partially offset by the continued growth and expansion of WWE Network; as WWE Network grows, pay-per-view revenues are expected to decline since our pay-per-view events are available on WWE Network.  Network OIBDA as a percentage of revenues decreased to a loss of 11% in the current year quarter as compared to a profit of 43% in the prior year quarter.  The decline in OIBDA was due to higher programming costs and  $21.5 million of production and talent costs associated with WrestleMania, which occurred in the first quarter in the prior year. Also contributing to the decline in Network OIBDA is the impact of shared costs that we now allocate to the Network segment from our Television segment.  On January 1, 2016, we began allocating certain shared costs and expenses between our Network and Television segments, as these allocations are intended to more accurately reflect the operating performance of these segments.  The impact of this allocation during the current year quarter was a decline to Network OIBDA of approximately $5.3 million.  A comparable allocation did not occur in the prior year quarter.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $4.0 million, or 8%, in the current year quarter as compared to the prior year quarter.  This increase was the result of contractual increases associated with television distribution agreements, and the timing of airing three episodes of the fifth season of Total Divas in the current year quarter. Total Divas did not air in the prior year quarter. Television OIBDA as a percentage of revenues increased to 48% in the current year quarter as compared to 41% in the prior year quarter, as higher revenues were partially offset by increased staff related and production costs.  In addition, Television OIBDA was favorably impacted by a $5.3 million allocation methodology change, as described above.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, remained flat in the current year quarter compared to the prior year quarter.  Home entertainment OIBDA as a percentage of revenues increased to 32% in the current year quarter as compared to 19% the prior year quarter, primarily driven by higher sell-through rates related to our DVD and Blu-Ray discs.

Digital media revenues increased by $2.7 million, or 71%, in the current year quarter as compared to the prior year quarter, primarily due to increased advertising revenues from our content on YouTube. Digital media OIBDA as a percentage of revenues increased to a profit of 3% in the current year quarter as compared to a loss of 21% in the prior year quarter, as higher revenues were partially offset by increased staff related and professional services costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Revenues- Live Events
Live events	$49.3	$26.4	87%
North America	$38.3	$16.9	127%
International	$11.0	$9.5	16%
Total live event attendance	562,200	496,100	13%
Number of North American events	62	65	(5)%
Average North American attendance	6,600	5,400	22%
Average North American ticket price (dollars)	$81.66	$46.45	76%
Number of international events	19	21	(10)%
Average international attendance	8,000	6,900	16%
Average international ticket price (dollars)	$64.98	$65.09	(0)%
Travel packages	$2.6	$—	100%
Total	$51.9	$26.4	97%

	Three Months Ended
	June 30,		Increase
	2016	2015	(decrease)
OIBDA-Live Events
Live events	$21.9	$6.6	232%
Travel packages	1.5	0.1	1,400%
Total	$23.4	$6.7	249%
OIBDA as a percentage of revenues	45%	25%

Live events revenues, which include revenues from ticket sales and travel packages, increased by $25.5 million, or 97%, in the current year quarter as compared to the prior year quarter, primarily due to the timing of WrestleMania, which contributed revenues of approximately $21.5 million in the current year quarter.  Revenues from our North America live events business increased by $21.4 million, or 127%,  primarily due to the timing of WrestleMania during the current year quarter. Excluding the impact of WrestleMania, revenues from our North America live events business increased by $2.5 million, or 15%, as a 12% increase in average ticket prices was partially offset by four fewer events.  Revenues from our international live events business increased by $1.5 million, or 16%, primarily due to higher attendance.  Live events OIBDA as a percentage of revenue increased to 45% in the current year quarter as compared to 25% in the prior year quarter, driven by increased revenues due to the impact of WrestleMania.

Consumer Products Division

The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Revenues-Consumer Products Division
Licensing	$9.0	$11.3	(20)%
Venue merchandise	8.7	4.7	85%
Domestic per capita spending (dollars)	$13.29	$10.42	28%
WWEShop	7.5	5.8	29%
Average WWEShop revenues per order (dollars)	$44.40	$45.88	(3)%
Total	$25.2	$21.8	16%

	Three Months Ended
	June 30,		Increase
	2016	2015	(decrease)
OIBDA-Consumer Products Division
Licensing	$3.9	$6.4	(39)%
Venue merchandise	3.7	2.1	76%
WWEShop	1.6	1.4	14%
Total	$9.2	$9.9	(7)%
OIBDA as a percentage of revenues	37%	45%

Licensing revenues decreased by $2.3 million, or 20%, in the current year quarter as compared to the prior year quarter, driven largely by the timing of lower effective royalty rates related to our franchise game, WWE2K16.  The lower effective rates in the current year quarter are the result of changes in contractual terms compared to the prior year, but essentially are a timing difference, as effective rates over the life of the game are expected to be consistent with prior releases. Licensing OIBDA as a percentage of revenues decreased to 43% in the current year quarter as compared to 57% in the prior year quarter, partially due to increased promotional activities.

Venue merchandise revenues increased by $4.0 million, or 85%, in the current year quarter as compared to the prior year quarter, primarily due to increased sales of merchandise as a result of the timing of WrestleMania.  Venue merchandise OIBDA as a percentage of revenues was essentially unchanged from the prior year quarter.

WWEShop revenues increased by $1.7 million, or 29%, in the current year quarter compared to the prior year quarter, due to a 32% increase in the volume of online merchandise sales to approximately 168,600 orders. Orders increased primarily due to the impact of additional distribution channels, including in international territories, increased marketing and improved product assortment. This increase was partially offset by a 3% decline in the average revenue per order to $44.40 in the current year quarter. WWEShop OIBDA as a percentage of revenues decreased to 21% in the current year quarter as compared to 25% in the prior year quarter, primarily driven by higher fulfillment related costs.

WWE Studios

WWE Studios revenues increased by $1.1 million, or 52%, in the current year quarter as compared to the prior year quarter.  We released one feature film, Countdown,  in the current year quarter as compared to two films in the prior year quarter.  As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios revenues of $3.2 million in the current year quarter includes $0.8 million from film releases in 2015, with prior releases contributing the remainder of film revenues.  WWE Studios revenues of $2.1 million in the prior year quarter includes $0.9 million from film releases in 2014, with prior releases contributing the remainder of film revenues.  WWE Studios OIBDA increased $0.4 million in the current year quarter as compared to the prior year quarter, primarily due to the increase in revenues.

At June 30, 2016, the Company had $29.5 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $13.5 million is for films in-release, $8.5 million is for films in production, and the remaining $7.5 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  There were no impairment charges recorded in the current or prior year periods.

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

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the three months ended June 30,
	2016			2015
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue (1)	$—	$1.2	$1.2	$—	$0.8	$0.8	50%

Corporate & Other expenses:
Staff related	$6.9	$8.9	$15.8	$5.5	$8.1	$13.6	16%
Management incentive compensation	3.6	4.2	7.8	3.3	4.2	7.5	4%
Legal, accounting and other professional	5.1	2.0	7.1	3.8	1.3	5.1	39%
Travel and entertainment expenses	(0.2)	1.5	1.3	—	1.4	1.4	(7)%
Advertising, marketing and promotion	0.4	2.6	3.0	0.1	1.7	1.8	67%
Corporate insurance	0.7	0.2	0.9	0.2	0.7	0.9	—%
Bad debt expense	(0.1)	—	(0.1)	0.2	—	0.2	(150)%
Other expenses (1)	4.7	8.9	13.6	4.5	7.4	11.9	14%
Corporate & Other expenses	$21.1	$28.3	$49.4	$17.6	$24.8	$42.4	17%
Corporate & Other as a percentage of net revenues	11%	14%	25%	12%	17%	28%

OIBDA - Corporate & Other	$(21.1)	$(27.1)	$(48.2)	$(17.6)	$(24.0)	$(41.6)	16%

(1)

Corporate and Other revenue and Other expenses within Business Support includes revenue and costs associated with talent appearances, other talent related costs and intersegment eliminations recorded in consolidation.

Corporate and Other expenses increased by $7.0 million, or 17%, in the current year quarter as compared to the prior year quarter.  This increase is primarily due to investments in global branding, data analytics, and certain talent initiatives, as well as increased legal expenses related to ongoing litigation.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Depreciation and amortization	$6.0	$5.9	2%

Depreciation and amortization expense in the current year quarter increased $0.1 million, or 2%, as compared to the prior year quarter.

Investment Income, Interest and Other Expense, Net

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Investment income, net	$0.6	$0.4	50%
Interest expense	$(0.6)	$(0.6)	—%
Other expense, net	$(0.6)	$(0.1)	500%

Investment income, net during the three months ended June 30, 2016 and 2015 includes $0.4 million and $0.3 million, respectively, of equity method earnings, representing our pro-rata portion from an equity method investment entered into during the first quarter of 2015. Investment income, net also includes income from our short term investment instruments.  Interest expense relates primarily to interest and amortization associated with our debt facilities and aircraft financing.  Other expense, net is primarily comprised of foreign currency translation gains and losses, and certain excise taxes.

Income Taxes

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Provision for income taxes	$0.1	$1.9	(92)%
Effective tax rate	16%	28%

The effective tax rate was 16% in the current year quarter as compared to 28% in the prior year quarter.  The current quarter's rate decrease is primarily attributable to the net favorable impact of discrete tax items.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

(dollars in millions)

Summary

	Six Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Net Revenues
Media Division	$227.2	$203.9	11%
Live Events	77.2	65.7	18%
Consumer Products Division	58.5	52.0	13%
WWE Studios	5.2	3.6	44%
Corporate & Other	2.0	1.2	67%
Total	370.1	326.4	13%

OIBDA
Media Division	68.2	64.6	6%
Live Events	29.5	24.3	21%
Consumer Products Division	26.9	25.0	8%
WWE Studios	—	(0.4)	100%
Corporate & Other	(89.5)	(79.3)	13%
Total	35.1	34.2	3%
OIBDA as a percentage of revenues	9%	10%

Depreciation and amortization	11.6	11.8	(2)%
Operating income	23.5	22.4	5%
Investment and other expense, net	(1.2)	(0.9)	33%
Income before income taxes	22.3	21.5	4%
Provision for income taxes	7.6	6.6	15%
Net income	$14.7	$14.9	(1)%

Our Media division revenues increased by 11% compared to the prior year quarter, primarily due to increased subscription revenue related to the growth of WWE Network in new and existing territories, and the escalation of television rights fees.  Our Live Events segment revenues increased by 18%, primarily driven by higher average domestic ticket prices. Our Consumer Products division experienced a 13% increase in revenues, primarily driven by increased merchandise sales and higher licensing revenues from our video games.

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Revenues-Media Division
Network	$92.1	$77.7	19%
Subscriptions	$84.1	$65.2	29%
Pay-per-view	$8.0	$12.5	(36)%
Monthly subscription price (dollars) (a)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,510,600	1,156,100	31%
Domestic	1,129,900	939,300	20%
International (b)	380,700	216,800	76%
Number of average paid subscribers	1,403,400	1,072,100	31%
Number of pay-per-view events	6	6	—%
Number of buys from pay-per-view events	496,400	768,500	(35)%
Average revenue per buy (dollars)	$16.48	$16.87	(2)%
Pay-per-view domestic retail price, excluding WrestleMania (dollars)	$44.95	$44.95	—%
Pay-per-view domestic retail price WrestleMania (dollars)	$59.95	$59.95	—%
Television	$116.8	$110.3	6%
Home Entertainment	$6.4	$7.8	(18)%
Gross units shipped	746,600	1,143,000	(35)%
Digital Media	$11.9	$8.1	47%
Total	$227.2	$203.9	11%

Television Ratings (c)
Average weekly household ratings for RAW	3.0	3.4	(11)%
Average weekly household ratings for SmackDown	2.0	2.2	(8)%
Average weekly household ratings for Total Divas (E!)	1.1	1.5	(28)%

(a)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(b)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.
(c)	Source: Nielsen. Television ratings represent the percentage of homes in the United States that tuned into weekly programming.

	Six Months Ended
	June 30,		Increase
	2016	2015	(decrease)
OIBDA-Media Division
Network (1)	$10.1	$15.7	(36)%
Television (1)	55.5	47.1	18%
Home Entertainment	2.5	2.7	(7)%
Digital Media	0.1	(0.9)	(111)%
Total	$68.2	$64.6	6%
OIBDA as a percentage of revenues	30%	32%

(1)

Refer to Note 3, Segment Information, in the accompanying consolidated financial statements for a discussion of the refinement of our cost allocation methodology between the Network and Television segments, which was implemented during the first quarter of 2016.  During the current year period, approximately $8.4 million of costs were allocated from Television to Network.  A comparable allocation did not occur in the prior year.

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $14.4 million, or 19%, in the current year period as compared to the prior year period.  WWE Network revenues increased by $18.9 million, or 29%, in the current year period as compared to the prior year period, driven primarily by the increase in paid subscribers.  During the six months ended June 30, 2016, WWE Network had an average of 1,403,400 paid subscribers, compared to an average of 1,072,100 subscribers in the prior year period. During the period there were approximately 1,123,100 gross additions to WWE Network’s subscriber base, offset by churn of 829,600 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription).  The subscription pricing of WWE Network at June 30, 2016 is $9.99 per month with no minimum commitment. The increased revenues generated by WWE Network in the current year period were partially offset by the decline in pay-per-view revenues of $4.5 million, or 36%. This decline was primarily attributable to the continued growth and expansion of WWE Network; as WWE Network grows, pay-per-view revenues are expected to decline since our pay-per-view events are available on WWE Network.  Network OIBDA as a percentage of revenues decreased to 11% in the current year period as compared to 20% in the prior year period.  The decline in Network OIBDA was due to higher programming costs and the impact of shared costs that we now allocate to the Network segment from our Television segment.  On January 1, 2016, we began allocating certain shared costs and expenses between our Network and Television segments, as these allocations are intended to more accurately reflect the operating performance of these segments.  The impact of this allocation during the current year period was a decline to Network OIBDA of approximately $8.4 million.  A comparable allocation did not occur in the prior year period.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $6.5 million, or 6%, in the current year period as compared to the prior year period.  This increase was the result of contractual increases associated with television distribution agreements, and the timing of airing Total Divas, which aired the complete fifth season of 14 episodes in the current year period as compared to 10 episodes of the third season in the prior year period.  These increases were partially offset by lower advertising revenue. Television OIBDA as a percentage of revenues increased to 48% in the current year period as compared to 43% in the prior year period, as higher revenues were partially offset by increased staff related and production costs.  In addition, Television OIBDA was favorably impacted by an $8.4 million allocation methodology change, as described above.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $1.4 million, or 18%, in the current year period compared to the prior year period.  The decrease was due to a 35% decline in units shipped, partially offset by the impact of a 12% increase in the average price per unit sold.  Home entertainment OIBDA as a percentage of revenues increased to 39% in the current year period as compared to 35% in the prior year period, primarily driven by lower production costs related to our DVD and Blu-Ray discs.

Digital media revenues increased by $3.8 million, or 47%, in the current year period as compared to the prior year period, primarily due to increased advertising revenues from our content on YouTube. Digital media OIBDA as a percentage of revenues increased to a profit of 1% in the current year period as compared to a loss of 11% the prior year period, as higher revenues were partially offset by increased staff related and professional services costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Revenues- Live Events
Live events	$74.6	$63.9	17%
North America	$61.1	$53.4	14%
International	$13.5	$10.5	29%
Total live event attendance	1,044,900	1,041,500	—%
Number of North American events	134	138	(3)%
Average North American attendance	6,300	6,500	(3)%
Average North American ticket price (dollars)	$64.19	$55.79	15%
Number of international events	25	24	4%
Average international attendance	8,000	6,200	29%
Average international ticket price (dollars)	$60.35	$68.93	(12)%
Travel packages	$2.6	$1.8	44%
Total	$77.2	$65.7	18%

	Six Months Ended
	June 30,		Increase
	2016	2015	(decrease)
OIBDA-Live Events
Live events	$28.0	$23.3	20%
Travel packages	1.5	1.0	50%
Total	$29.5	$24.3	21%
OIBDA as a percentage of revenues	38%	37%

Live events revenues, which include revenues from ticket sales and travel packages, increased by $11.5 million, or 18%, in the current year period as compared to the prior year period.  Revenues from our North America live events business increased by $7.7 million, or 14%, primarily due to higher average ticket prices, including WrestleMania.    Revenues from our international live events business increased by $3.0 million, or 29%, primarily due to higher attendance,  partially offset by lower average ticket prices associated with the territories in which we performed. Live events OIBDA as a percentage of revenue increased slightly to 38% in the current year period as compared to 37% in the prior year period, driven by higher revenues.

Consumer Products Division

The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Revenues-Consumer Products Division
Licensing	$30.0	$27.8	8%
Venue merchandise	14.2	13.1	8%
Domestic per capita spending (dollars)	$11.68	$11.06	6%
WWEShop	14.3	11.1	29%
Average WWEShop revenues per order (dollars)	$44.00	$46.18	(5)%
Total	$58.5	$52.0	13%

	Six Months Ended
	June 30,		Increase
	2016	2015	(decrease)
OIBDA-Consumer Products Division
Licensing	$18.2	$17.2	6%
Venue merchandise	5.7	5.3	8%
WWEShop	3.0	2.5	20%
Total	$26.9	$25.0	8%
OIBDA as a percentage of revenues	46%	48%

Licensing revenues increased by $2.2 million, or 8%, in the current year period as compared to the prior year period, driven largely by improved performance of our video games of $1.6 million.  The increased performance of our video games in the current year period is derived from higher unit sales of our franchise game, WWE2K16, and additional royalties relating to our WWE branded mobile game, WWE SuperCard. Licensing OIBDA as a percentage of revenues was essentially unchanged from the prior year period.

Venue merchandise revenues increased by $1.1 million, or 8%, in the current year period as compared to the prior year period, primarily due to an increase in domestic per capita merchandise spending of 6%.    Venue merchandise OIBDA as a percentage of revenues was essentially unchanged from the prior year period.

WWEShop revenues increased by $3.2 million, or 29%, in the current year period compared to the prior year period, due to a 35% increase in the volume of online merchandise sales to approximately 324,700 orders. Orders increased primarily due to the impact of improved distribution channels, marketing and product assortment, both domestically and via our international E-commerce business. This increase was partially offset by a 5% decline in the average revenue per order to $44.00 in the current year period.  WWEShop OIBDA as a percentage of revenues decreased to 21% in the current year period as compared to 23% the prior year period, partially due to product mix.

WWE Studios

WWE Studios revenues increased by $1.6 million, or 44%, in the current year period as compared to the prior year period.  We released one feature film, Countdown, in the current year period as compared to three films in the prior year period.  As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios revenues of $5.2 million in the current year period include $1.9 million from film releases in 2015, with prior releases contributing the remainder of film revenues.  WWE Studios revenues of $3.6 million in the prior year period includes  $1.5 million from film releases in 2014, with prior releases contributing the remainder of film revenues. WWE Studios OIBDA increased $0.4 million in the current year period as compared to the prior year period, primarily due to the increase in revenues.

At June 30, 2016, the Company had $29.5 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $13.5 million is for films in-release, $8.5 million is for films in production, and the remaining $7.5 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  There were no impairment charges recorded in the current or prior year periods.

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

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the six months ended June 30,
	2016			2015
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue (1)	$—	$2.0	$2.0	$—	$1.2	$1.2	67%

Corporate & Other expenses:
Staff related	$13.1	$17.8	$30.9	$13.1	$16.0	$29.1	6%
Management incentive compensation	5.6	6.8	12.4	5.1	6.1	11.2	11%
Legal, accounting and other professional	9.4	4.6	14.0	7.9	2.7	10.6	32%
Travel and entertainment expenses	0.1	2.8	2.9	0.1	2.8	2.9	—%
Advertising, marketing and promotion	0.4	4.3	4.7	0.5	3.6	4.1	15%
Corporate insurance	1.4	0.4	1.8	1.4	0.4	1.8	—%
Bad debt expense	(0.2)	—	(0.2)	0.4	—	0.4	(150)%
Other expenses (1)	8.8	16.2	25.0	8.0	12.4	20.4	23%
Corporate & Other expenses	$38.6	$52.9	$91.5	$36.5	$44.0	$80.5	14%
Corporate & Other as a percentage of net revenues	12%	16%	28%	11%	15%	26%

OIBDA - Corporate & Other	$(38.6)	$(50.9)	$(89.5)	$(36.5)	$(42.8)	$(79.3)	13%

(1)

Corporate and Other revenue and Other expenses within Business Support includes revenue and costs associated with talent appearances, other talent related costs and intersegment eliminations recorded in consolidation.

Corporate and Other expenses increased by $11.0 million, or 14%, in the current year period as compared to the prior year period.  This increase is primarily due to increases in talent related costs and professional fees within our Business Support departments in support of company-wide strategic initiatives, and an increase in legal expenses related to ongoing litigation.

Depreciation and Amortization

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Depreciation and amortization	$11.6	$11.8	(2)%

Depreciation and amortization expense in the current year period decreased $0.2 million, or 2%, as compared to the prior year period.

Investment Income, Interest and Other Expense, Net

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Investment income, net	$1.2	$0.6	100%
Interest expense	$(1.2)	$(1.1)	9%
Other expense, net	$(1.2)	$(0.4)	200%

Investment income, net during the six months ended June 30, 2016 and 2015 includes $0.8 million and $0.3 million, respectively, of equity method earnings, representing our pro-rata portion from an equity method investment entered into during the first quarter of 2015. Investment income, net also includes income from our short term investment instruments.  Interest expense relates primarily to interest and amortization associated with our debt facilities and aircraft financing.  Other expense, net is primarily comprised of foreign currency translation gains and losses, and certain excise taxes.

Income Taxes

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2016	2015	(decrease)
Provision for income taxes	$7.6	$6.6	16%
Effective tax rate	34%	31%

The effective tax rate was 34% in the current year period as compared to 31% in the prior year period.  The current period’s rate reflects decreased domestic production activity deductions.

Liquidity and Capital Resources

We had cash and short-term investments of $79.9 million and $102.4 million as of June 30, 2016 and December 31, 2015, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $31.0 million and $21.6 million as of June 30, 2016 and December 31, 2015, respectively.

We believe that our existing cash and investment balances and cash generated from operations will be sufficient to meet our operating requirements over the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

As of June 30, 2016, the Company was in compliance with the provisions of our $200.0 million revolving credit facility, as amended (the "Revolving Credit Facility"), there was $10.0 million outstanding under the Revolving Credit Facility, and the Company had available capacity under the terms of the Revolving Credit Facility of $190.0 million.  The Revolving Credit Facility’s term currently ends in September 2016, and the Company intends to replace this facility prior to its expiration on terms generally consistent with our current facility.

As of June 30, 2016, the Company was also in compliance with the provisions of the $35.0 million secured asset based revolving credit facility entered into by two of the Company’s subsidiaries (the "Film Credit Facility"),  with $1.6 million outstanding and $6.1 million of available capacity under the terms of the Film Credit Facility.

Cash Flows from Operating Activities

Cash generated from operating activities was $2.7 million in the current year period,  compared to $28.1 million for the corresponding period in the prior year.  The $25.4 million decrease in cash generated by operating activities is due, in part, to the impact from timing of the collection of advance payments on our television rights agreements and the recognition of those advances into income.  The current year period also includes an increased payout of management incentive compensation compared to the prior year period.

In the current year period,  we spent $5.0 million on feature film production activities, compared to $4.7 million in the prior year period.  We received $0.6 million of incentives related to feature film production in the current year period, compared to $0.9 million received in the prior year period.  We anticipate spending between $10 million and $20 million on feature film production activities during the remainder of the current year.

In the current year period, we received  $7.3 million of non-film related incentives associated with television production activities, compared to $3.4 million received in the prior year period.  We anticipate receiving approximately $5 million to $15 million of non-film related incentives during the remainder of the year.

In the current year period, we spent $15.1 million to produce non-live event programming for television, including Total Divas Season 5,  Total Bellas and Total Divas Season 6, and various programs for the WWE Network, including Camp WWE,  Swerved Season 2 and Holy Foley,  compared to $14.6 million in the prior year period.  We anticipate spending approximately $15 million to $30 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property.  At June 30, 2016, our two largest receivable balances from customers were 22% and 18%  of our gross accounts receivable.  Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $16.4 million in the current year period,  compared to $10.5 million in the prior year period.  Capital expenditures in the current year period increased $4.5 million as compared to the prior year period in continued support of the Company's content production activities.  Capital expenditures include  a $2.7 million deposit on the purchase of a building we intend to utilize for content production. The purchase price of the building is expected to be $26.9 million and will be financed, in part, by the assumption of a $23.0 million existing mortgage; the acquisition is expected to close during the third quarter of 2016. Capital expenditures for the remainder of the current year are estimated to range between $10 million and $20 million.

Cash Flows from Financing Activities

Cash used in financing activities was $8.2 million for the current year period as compared to $20.6 million for the prior year period.  The Company received proceeds of $10.0 million and $1.6 million from borrowings under the Revolving Credit Facility and Film Credit Facility, respectively, during the current year period.  The Company made dividend payments of $18.2 million and $18.1 million during the six months ended June 30, 2016 and 2015, respectively.

Non-Cash Investing Transactions

During the first quarter of 2015, the Company received an equity interest in Tapout valued at $13.8 million in exchange for promotional service obligations to be provided in the future.  The Company’s contribution was a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

Contractual Obligations

Other than the amounts borrowed during the current fiscal year under our Revolving Credit Facility and Film Credit Facility, There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2015.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The guidance for classifying and measuring investments in debt securities and loans is not impacted The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is effective for the fiscal year beginning January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In addition, during 2016, the FASB has issued ASU No. 2016-08, “Principle versus Agent Considerations,” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Narrow Scope Improvements and Practical Expedients,” all of which clarify certain implementation guidance in ASU No. 2014-09.  This standard along with the subsequent clarifications issued are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact of adoption of this new standard, along with subsequent clarifying guidance, on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Changing in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively.    On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso.  Such discovery was completed by June 1, 2016 and dispositive motions in that case are to be filed by August 1, 2016.  On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss.  On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit, and on July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit.  On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction.  Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts.  This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws.  This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

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

Item  6.  Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.16*	World Wrestling Entertainment, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Proxy Statement filed March 11, 2016).
10.16A*

Form of Performance Stock Units to the Company’s executive officers under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16A to the Current Report on Form 8-K, filed April 21, 2016).

10.16B*

Form of Restricted Stock Units to the Company’s executive officers under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16A to the Current Report on Form 8-K, filed April 21, 2016).

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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	July 28, 2016	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)