Form 10-Q
period 2016-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2016-10-27
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

At October 26, 2016 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 38,455,266 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 37,949,438.

 WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues	$164,162	$166,232	$534,256	$492,592
Cost of revenues	87,637	98,270	312,991	295,283
Selling, general and administrative expenses	52,062	44,513	161,672	139,686
Depreciation and amortization	6,194	5,571	17,747	17,328
Operating income	18,269	17,878	41,846	40,295
Investment income, net	654	566	1,907	1,222
Interest expense	(571)	(615)	(1,765)	(1,726)
Other expense, net	(292)	(609)	(1,536)	(1,032)
Income before income taxes	18,060	17,220	40,452	38,759
Provision for income taxes	6,985	6,855	14,630	13,502
Net income	$11,075	$10,365	$25,822	$25,257
Earnings per share: basic	$0.15	$0.14	$0.34	$0.33
Earnings per share: diluted	$0.14	$0.14	$0.33	$0.33
Weighted average common shares outstanding:
Basic	76,298	75,819	76,063	75,627
Diluted	77,578	76,488	77,365	76,240
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$11,075	$10,365	$25,822	$25,257
Other comprehensive income (loss):
Foreign currency translation adjustments	(14)	(44)	(119)	(129)
Unrealized holding gains (losses) on available-for-sale securities (net of tax expense/(benefit) of $(51) and $(1), and $117 and $51, respectively)	(82)	(2)	192	84
Total other comprehensive (loss) income	(96)	(46)	73	(45)
Comprehensive income	$10,979	$10,319	$25,895	$25,212

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,457	$38,019
Short-term investments, net	56,117	64,357
Accounts receivable (net of allowance for doubtful accounts and returns of $8,187 and $10,311, respectively)	63,742	58,437
Inventory	7,935	6,167
Prepaid expenses and other current assets	28,559	12,778
Total current assets	167,810	179,758
PROPERTY AND EQUIPMENT, NET	137,429	105,217
FEATURE FILM PRODUCTION ASSETS, NET	29,831	26,353
TELEVISION PRODUCTION ASSETS, NET	15,965	11,416
INVESTMENT SECURITIES	24,928	22,278
NON-CURRENT DEFERRED INCOME TAX ASSETS	33,538	44,709
OTHER ASSETS, NET	18,116	19,414
TOTAL ASSETS	$427,617	$409,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,096	$4,440
Accounts payable and accrued expenses	61,712	70,001
Deferred income	65,459	57,152
Total current liabilities	133,267	131,593
LONG-TERM DEBT	36,740	17,135
NON-CURRENT INCOME TAX LIABILITIES	781	1,117
NON-CURRENT DEFERRED INCOME	36,795	49,983
Total liabilities	207,583	199,828
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 38,448,728 and 34,215,459 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	385	342
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 37,949,438 and 41,688,704 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	379	417
Additional paid-in capital	382,337	369,643
Accumulated other comprehensive income	3,084	3,011
Accumulated deficit	(166,151)	(164,096)
Total stockholders’ equity	220,034	209,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,617	$409,145

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2015	34,215	$342	41,689	$417	$369,643	$3,011	$(164,096)	$209,317
Net income	—	—	—	—	—	—	25,822	25,822
Other comprehensive income	—	—	—	—	—	73	—	73
Stock issuances, net	494	5	—	—	(4,236)	—	—	(4,231)
Conversion of Class B common stock by shareholder	3,740	38	(3,740)	(38)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	892	—	—	892
Cash dividends declared	—	—	—	—	482	—	(27,877)	(27,395)
Stock-based compensation	—	—	—	—	15,556	—	—	15,556
Balance, September 30, 2016	38,449	$385	37,949	$379	$382,337	$3,084	$(166,151)	$220,034

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$25,822	$25,257
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	4,420	2,933
Amortization of television production assets	19,122	26,368
Depreciation and amortization	21,480	20,121
Services provided in exchange for equity instruments	(2,484)	(1,680)
Equity in earnings of affiliate, net of dividends received	(400)	(165)
Other amortization	1,649	1,564
Stock-based compensation	15,556	12,092
(Recovery from) provision for doubtful accounts	(410)	369
Provision for (benefit from) deferred income taxes	11,171	(10,558)
Other non-cash adjustments	(500)	(822)
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(4,914)	(14,675)
Inventory	(1,768)	(791)
Prepaid expenses and other assets	(19,946)	(6,625)
Feature film production assets	(7,081)	(4,311)
Television production assets	(23,671)	(26,558)
Accounts payable, accrued expenses and other liabilities	(15,988)	7,899
Deferred income	(2,397)	1,496
Net cash provided by operating activities	19,661	31,914
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(23,888)	(15,850)
Purchases of short-term investments	—	(14,721)
Proceeds from sales and maturities of investments	7,565	19,695
Purchase of investment securities	(2,250)	(1,210)
Net cash used in investing activities	(18,573)	(12,086)
FINANCING ACTIVITIES:
Repayment of long-term debt	(13,322)	(3,250)
Dividends paid	(27,395)	(27,237)
Debt issuance costs	(702)	(850)
Proceeds from borrowings under credit facilities	11,583	—
Proceeds from issuance of stock	1,294	992
Excess tax benefits from stock-based payment arrangements	892	426
Net cash used in financing activities	(27,650)	(29,919)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,562)	(10,091)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,019	47,227
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,457	$37,136
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment	$3,710	$1,176
Non-cash assumption of mortgage (See Note 12)	$23,000	$—
Non-cash purchase of investment securities (See Note 9)	$—	$13,800

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

Cost of Revenues

Included within Costs of revenues are the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization and impairment of feature film assets	$1,719	$1,524	$4,420	$2,933
Amortization of television production assets	1,553	16,314	19,122	26,368
Amortization of WWE Network content delivery and technology assets	1,347	981	3,726	2,793
Total amortization and impairment included in cost of revenues	$4,619	$18,819	$27,268	$32,094

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance is effective for interim and annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018, with early adoption permitted.  The amendments in the ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of this new standard and do not expect it to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued  ASU No. 2016-09, “Compensation –Stock Compensation (Topic 718),”  which is intended to simplify several aspects of the accounting for share-based payment award transactions. The amendments require entities to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement and would require entities to classify excess tax benefits as an operating activity in the statement of cash flows. The amendments will also allow entities to provide net settlement of stock-based awards to cover tax withholding obligations without classifying the awards as a liability as long as the net settlement does not exceed the maximum individual statutory tax rate. The amounts paid to satisfy the statutory income tax withholding obligation would be classified as a financing activity in the statement of cash flows. Additionally, the amendments allow entities to elect an accounting policy to either continue to use a forfeiture estimate on share based awards or account for forfeitures when they occur. The new guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year, which for the Company will be effective for the fiscal year beginning January 1, 2017. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments eliminate the requirement to retroactively adopt the equity method of accounting when a change in ownership occurs. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investment and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This new guidance is effective for annual and interim reporting periods beginning after December 15, 2016 which for the Company will be effective for the fiscal year beginning January 1, 2017. The Company is currently evaluating the impact of this new standard and does not expect it to have a material impact on our consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” which will supersede the existing guidance for lease accounting. This new standard will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which for the Company will be effective for the fiscal year beginning January 1, 2019, with early adoption permitted.  An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The guidance for classifying and measuring investments in debt securities and loans is not impacted The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is effective for the fiscal year beginning January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues:
Network	$45,054	$40,883	$137,135	$118,618
Television	56,343	65,247	173,105	175,532
Home Entertainment	2,506	2,937	8,930	10,756
Digital Media	6,537	5,809	18,423	13,888
Live Events	28,553	26,046	105,799	91,782
Licensing	9,043	11,557	39,001	39,325
Venue Merchandise	5,101	4,889	19,311	17,960
WWEShop	7,423	5,990	21,721	17,119
WWE Studios	2,510	1,751	7,742	5,334
Corporate & Other	1,092	1,123	3,089	2,278
Total net revenues	$164,162	$166,232	$534,256	$492,592

OIBDA:
Network (1)	$17,396	$17,653	$27,500	$33,385
Television (1)	32,362	26,552	87,873	73,691
Home Entertainment	895	1,336	3,403	3,994
Digital Media	2,637	3,243	2,708	2,273
Live Events	6,110	6,432	35,620	30,683
Licensing	4,612	7,062	22,836	24,305
Venue Merchandise	2,051	1,753	7,743	7,009
WWEShop	1,296	1,052	4,268	3,590
WWE Studios	879	(896)	881	(1,295)
Corporate & Other	(43,775)	(40,738)	(133,239)	(120,012)
Total OIBDA	$24,463	$23,449	$59,593	$57,623
(1)

Beginning on January 1, 2016, the Company started allocating certain shared costs and expenses between our Network and Television segments, with further refinements to the methodology implemented during the third quarter of 2016.  We believe this allocation more accurately reflects the operations of each of these reportable segments.  The impact of this allocation methodology during the three and nine months ended September 30, 2016 was a decline to Network segment OIBDA of approximately $3,248 and $11,645, respectively, with a corresponding increase of $3,248 and $11,645, respectively, to Television segment OIBDA.  The allocation methodology had no impact on our consolidated financial statements.  Prior year Network and Television segment results were not revised for this prospective change in the allocation method.  Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Reconciliation of Total Operating Income to Total OIBDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total operating income	$18,269	$17,878	$41,846	$40,295
Depreciation and amortization	6,194	5,571	17,747	17,328
Total OIBDA	$24,463	$23,449	$59,593	$57,623

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
North America	$118,527	$125,857	$398,308	$373,607
Europe/Middle East/Africa	24,718	22,736	88,466	75,150
Asia Pacific	18,419	15,901	41,253	38,388
Latin America	2,498	1,738	6,229	5,447
Total net revenues	$164,162	$166,232	$534,256	$492,592

Revenues generated from the United Kingdom, our largest international market, totaled $17,290 and $16,297, and $58,166 and $49,609 for the three and nine months ended September 30, 2016 and 2015, respectively.  The Company’s property and equipment was almost entirely located in the United States at September 30, 2016 and 2015.

4. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$11,075	$10,365	$25,822	$25,257

Weighted average basic common shares outstanding	76,298	75,819	76,063	75,627
Dilutive effect of restricted and performance stock units	1,280	669	1,301	612
Dilutive effect of employee share purchase plan	—	—	1	1
Weighted average dilutive common shares outstanding	77,578	76,488	77,365	76,240

Earnings per share:
Basic	$0.15	$0.14	$0.34	$0.33
Diluted	$0.14	$0.14	$0.33	$0.33

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	—	—	5	—

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

The following table summarizes the RSU activity during the nine months ended September 30, 2016:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	266,450	$16.31
Granted	222,880	$17.16
Vested	(91,661)	$16.72
Forfeited	(46,200)	$16.51
Dividend equivalents	8,711	$16.69
Unvested at September 30, 2016	360,180	$16.71

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

During the first quarter of 2015, the Compensation Committee approved agreements to grant PSUs to three executive management members for an aggregate value of $15,000.  These awards vary from the typical PSU grant in that the awards vest in three annual tranches of 20%,  30%, and 50%, compared to the typical 33%, 33%, 33% vesting schedule.  These agreements provide for two $7,500 awards, the first with performance conditions tied to 2015 results, and the second with performance conditions tied to 2016 results. The Company began expensing the second award of $7,500 concurrently with the first award beginning in February 2015.  The units associated with these awards are included in the table below.

The following table summarizes the PSU activity during the nine months ended September 30, 2016:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	1,238,679	$17.95
Granted	956,730	$21.30
Achievement adjustment	620,923	$14.94
Vested	(590,632)	$16.53
Forfeited	(104,815)	$17.63
Dividend equivalents	32,458	$15.32
Unvested at September 30, 2016	2,153,343	$17.63

During the nine months ended September 30, 2016, we granted 956,730 PSUs, inclusive of the second half of the executive grants noted above, which are subject to certain performance conditions.

During the year ended December 31, 2015, we granted 1,000,146 PSUs, inclusive of the first half of the executive grants noted above, which were subject to performance conditions.  During the first quarter of 2016, the performance conditions related to these PSUs were exceeded, which resulted in an increase of 620,923 PSUs in 2016 relating to the initial 2015 PSU grant.

Stock-based compensation costs, which includes costs related to RSUs, PSUs and the Company's Employee Stock Purchase Plan, totaled $5,967 and $4,305 and $15,556 and $12,092 for the three and nine months ended September 30, 2016 and 2015, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2016	2015
Land, buildings and improvements	$129,323	$100,594
Equipment	135,575	117,018
Corporate aircraft	31,277	31,277
Vehicles	244	244
	296,419	249,133
Less: accumulated depreciation and amortization	(158,990)	(143,916)
Total	$137,429	$105,217

Depreciation expense for property and equipment totaled $5,887 and $5,147, and $16,823 and $16,052 for the three and nine months ended September 30, 2016 and 2015, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Asset Acquisition

On September 14, 2016, the Company acquired, through WWE Real Estate Holdings, LLC a wholly-owned special purpose subsidiary (“WWE Real Estate”), a building and underlying real property located in Stamford, Connecticut (the “Purchased Property”) from one of the debtors in the Chapter 11 bankruptcy proceedings of Newbury Common Associates, LLC and certain of its affiliates. The purchase price of $26,883 was funded, in part, by the assumption of an existing mortgage of $23,000  (see Note 12, Debt, for further discussion). The Company has been one of the tenants in the Purchased Property for approximately 16 years.  In connection with the acquisition, WWE Real Estate assumed the seller’s interests as landlord under several existing leases of the Purchased Property, including the landlord’s interest in leases under which the Company is a tenant.  Since the assets of WWE Real Estate represent collateral for the underlying mortgage, these assets are not available to satisfy debts and obligations to any other creditors of the Company.  As of September 30, 2016, costs of $28,039, consisting of purchase price and capitalized transaction costs, are reflected in Land, buildings and improvements, which is a component of Property and equipment, on the Consolidated Balance Sheets.  Depreciation on the Purchased Property is computed on a straight-line basis over the estimated useful lives of the Purchased Property in accordance with the Company’s existing accounting policy for property and equipment.

7. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	September 30,	December 31,
	2016	2015
In release	$14,079	$15,249
Completed but not released	7,076	2,432
In production	7,826	8,029
In development	850	643
Total	$29,831	$26,353

Approximately 43% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 70% of “In release” film production assets are estimated to be amortized over the next three years.  We anticipate amortizing approximately 80% of our "In release" film production asset within four years as we receive revenues associated with television distribution of our licensed films.  During the three and nine months ended September 30, 2016 and 2015, we amortized $1,719 and $1,254,  and $4,420 and $2,663,  respectively, of feature film production assets. During these periods, our films were released under a co-distribution model.  Under the co-distribution model, third-party distribution partners control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distribution partners recoup distribution fees and expenses and results are reported to us.  Results are typically reported to us in periods subsequent to the initial release of the film.

During the nine months ended September 30, 2016, we released three feature films,  Countdown,  Scooby Doo! & WWE: Curse of the Speed Demon, and Interrogation,  direct to DVD, which comprises $3,273 of our “In release” feature film assets as of September 30, 2016.    We currently have six films designated as “Completed but not released” and have four films “In production.”  We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.”  Development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned.  We did not  record any impairment charges related to abandoned projects during the three and nine months ended September 30, 2016 and 2015.

Unamortized feature film production assets are evaluated for impairment each reporting period.  We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available.  If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model.  If fair value is less than unamortized cost, the film asset is written down to fair value.    We recorded an impairment charge of $270 related to our feature films  during the three and nine months ended September 30, 2015.  We did not record any impairment charges during the three and nine months ended September 30, 2016 related to our feature films.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

8. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	September 30,	December 31,
	2016	2015
In release	$4,648	$425
In production	11,317	10,991
Total	$15,965	$11,416

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

Amortization of television production assets, which are included in Costs of revenues, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
WWE Network programming	$1,887	$1,856	$10,616	$4,765
Television programming	(334)	14,458	8,506	21,603
Total	$1,553	$16,314	$19,122	$26,368

During the three months ended September 30, 2016, we reduced previously recorded amortization expenses for certain television programming as their final production costs were less than originally estimated and expensed.

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period.  If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value.  In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset.  During the three and nine months ended September 30, 2016 and 2015, we did not record any impairments related to our television production assets.

9. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	September 30,	December 31,
	2016	2015
Equity method investment	$14,563	$14,163
Cost method investments	10,365	8,115
Total investment securities	$24,928	$22,278

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Equity Method Investment

In March 2015, WWE and ABG formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout.  The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout.  The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG.  To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Investment income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows as a component of Equity in earnings of affiliate, net of dividends received. The Company did not record any impairment charges related to our investment in Tapout during the three and nine months ended September 30, 2016 and 2015.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net equity method earnings from Tapout	$470	$369	$1,307	$629
Net dividends received from Tapout	(160)	(264)	(907)	(464)
Equity in earnings of affiliate, net of dividends received	$310	$105	$400	$165

As promotional services are provided to Tapout, we will record revenue and reduce the existing service obligation.  During the three and nine months ended September 30, 2016 and 2015, we recorded revenues of $779 and $1,580, and $2,484 and $1,680, respectively, related to our fulfillment of our promotional services obligation to Tapout.  The remaining service obligation as of September 30, 2016 was $8,886, and was included in Deferred Income and Non-Current Deferred Income for $606 and $8,280, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $8,886 as of September 30, 2016. Creditors of Tapout do not have recourse against the general credit of the Company.

Cost Method Investments

During the nine months ended September 30, 2016, we invested $1,000 in a fantasy sports contest provider, $1,000 in a subscription-based sports media company and $250 in a virtual reality platform operator.

We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. The Company did not record any impairment charges on our cost method investments during the three months ended September 30, 2016 and 2015.

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	As of September 30, 2016				As of December 31, 2015
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Municipal bonds	$15,710	$15	$(11)	$15,714	$21,284	$11	$(56)	$21,239
Corporate bonds	40,341	74	(12)	40,403	43,317	9	(208)	43,118
Total	$56,051	$89	$(23)	$56,117	$64,601	$20	$(264)	$64,357

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Our municipal and corporate bonds are included in Short-term investments, net on our Consolidated Balance Sheets.  Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.  As of September 30, 2016, contractual maturities of these bonds are as follows:

Maturities
Municipal bonds	1 day - 2 years
Corporate bonds	3 months - 2 years

The following table summarizes the short-term investment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Proceeds from maturities and calls of short-term investments	$7,165	$13,605	$7,565	$19,695
Purchases of short-term investments	$—	$10,100	$—	$14,721

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

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at September 30, 2016				Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Municipal bonds	$15,714	$—	$15,714	$—	$21,239	$—	$21,239	$—
Corporate bonds	40,403	—	40,403	—	43,118	—	43,118	—
Total	$56,117	$—	$56,117	$—	$64,357	$—	$64,357	$—

Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature.  The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable, and accounts payable approximate fair value because of the short-term nature of such instruments. The carrying amount of short-term debt outstanding pursuant to our Film Credit Facility approximates fair value as interest rates on these instruments approximate current market rates.

We have classified our investment in municipal and corporate bonds within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data.  The municipal and corporate bonds are valued based on model-driven valuations.  A third party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our municipal and corporate bond investments.  The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value investments during the periods presented.

The fair value measurements of our cost method investments are classified within Level 3, as significant unobservable inputs are used to measure the fair value of these assets due to the absence of quoted market prices and inherent lack of liquidity.  Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets.  Our investments are recorded at fair value only if an impairment charge is recognized.  The Company did not record any impairment charges on these assets during the three and nine months ended September 30, 2016 and 2015.

The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist.  These assets are recorded at fair value only when an impairment is recognized. During the three and nine months ended September 30, 2015, the Company recorded impairment charges of $270 on feature film production assets based upon fair value measurements of $1,430.  The Company did not record any such charges during the three and nine months ended September 30, 2016.  The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At September 30, 2016, the face amount of the mortgage loan and promissory note approximates their fair value.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	September 30,	December 31,
	2016	2015
Trade related	$7,267	$8,583
Staff related	6,162	6,436
Management incentive compensation	15,266	23,183
Talent related	5,342	6,285
Accrued WWE Network related expenses	4,155	4,220
Accrued event and television production	5,617	6,243
Accrued home entertainment expenses	85	381
Accrued legal and professional	2,811	2,139
Accrued purchases of property and equipment	4,236	1,096
Accrued film liability	277	2,531
Accrued other	10,494	8,904
Total	$61,712	$70,001

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

12. Debt

Included within Debt are the following:

	As of
	September 30,	December 31,
	2016	2015
Current portion of long-term debt:
Film Credit Facility	$1,583	$—
Aircraft financing	4,513	4,440
Total current portion of long-term debt	6,096	4,440

Long-term debt:
Aircraft financing	$13,740	$17,135
Mortgage	23,000	—
Total long-term debt	36,740	17,135

Total debt	$42,836	$21,575

Mortgage

On September 14, 2016, the Company acquired, through WWE Real Estate, the Purchased Property from one of the debtors in the Chapter 11 bankruptcy proceedings of Newbury Common Associates, LLC and certain of its affiliates. See Note 6, Property and Equipment, for further discussion. In connection with the acquisition, WWE Real Estate entered into a Note and Mortgage Assumption Agreement, dated September 13, 2016 (the “Assumption Agreement”), with Hamilton and Wilmington Trust, National Association, as trustee for the registered holders of Wells Fargo Commercial Mortgage Trust 2015-NXS2, Commercial Mortgage Pass-Through Certificates, Series 2015-NXS2 (the “Lender”).  Pursuant to the Assumption Agreement, WWE Real Estate paid the Lender approximately $1,865 as a bring current payment and assumed future obligations under a Loan Agreement, dated June 8, 2015, between the seller and the lender, in the principal amount of $23,000, which loan is secured by a mortgage on the Purchased Property.  As part of this debt assumption, the Company executed a Joinder By and Agreement of New Indemnitor pursuant to which the Company agreed to guarantee limited recourse obligations of WWE Real Estate and to certain limited indemnification obligations.  The loan bears interest at the rate of 4.50% per annum and requires monthly payments of interest only until June 2018 and $117 per month thereafter, with a balloon payment on maturity in July 2025. There is a significant yield maintenance premium for prepayments.  Pursuant to the Assumption Agreement, since the assets of WWE Real Estate represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company.

Revolving Credit Facility

On July 29, 2016, the Company entered into an amended and restated $150,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Amended and Restated Revolving Credit Facility").  The Amended and Restated Revolving Credit Facility replaces the previous $200,000 revolving credit facility which was set to expire on September 9. 2016. Among other things, the Amended and Restated Revolving Credit Facility extends the maturity date to July 29, 2021, modifies the applicable margin for borrowings under the facility and amends restrictions on certain financial covenants to provide for greater financial flexibility.  Applicable interest rates for the borrowings under the Amended and Restated Revolving Credit Facility are based on the Company's current consolidated leverage ratio.  As of September 30, 2016, the LIBOR-based rate plus margin was 2.10%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.250% on the average daily unused portion of the Amended and Restated Revolving Credit Facility. Under the terms of the Amended and Restated Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of September 30, 2016, the Company was in compliance with the Amended and Restated Revolving Credit Facility, and had available debt capacity under the terms of the Amended and Restated Revolving Credit Facility of $150,000.  As of September 30, 2016 and December 31, 2015, there were no amounts outstanding under the Amended and Restated Revolving Credit Facility.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corp. and WWE Studios Finance Holding Corp. (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”).  Funds under the Film Credit Facility can be used for, among other things, development of films and television projects. Under the Film Credit Facility, the WWE Studios Finance Corp. is allowed to borrow amounts of up to an aggregate of $35,000 based on a borrowing base formula.  As of September 30, 2016,  borrowings of $1,583 have been made under the Film Credit Facility.  The Company has the intent and ability to repay the amounts outstanding on the Film Credit Facility within one year, and as such, the outstanding balance as of September 30, 2016 has been classified as a current portion of long-term debt within our Consolidated Balance Sheets.  The Film Credit Facility has a five-year term, and it is secured by substantially all the assets of the Loan Parties. The applicable interest rate for borrowings under the Film Credit Facility is a LIBOR-based rate plus 2.50% on LIBOR-based borrowings or an alternate base rate plus 1.50% for alternate base rate borrowings, in all cases subject to adjustment based on the status of film projects.  As of September 30, 2016, the LIBOR-based rate plus margin was 3.35%. The Loan Parties are required to pay certain fees, including a commitment fee, calculated at a rate per annum of 0.50% on the average daily unutilized portion of the Film Credit Facility.  Under the terms of the Film Credit Facility, the Loan Parties are subject to certain financial covenants and restrictions, including limitations with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates.  As of September 30, 2016, the Company was in compliance with the Film Credit Facility,  and had $6,000 of available capacity under the terms of the Film Credit Facility.

Aircraft Financing

In August 2013, the Company entered into a $31,568 promissory note (the “Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments.  The Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, beginning in September 2013, and has a final maturity of August 7, 2020.  The Note is secured by a first priority perfected security interest in the purchased aircraft.  As of September 30, 2016 and December 31, 2015, the amounts outstanding related to the Note were $18,253 and $21,575, respectively.

13. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property.  We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At September 30, 2016, our largest receivable balance from customers was 15% of our gross accounts receivable. At December 31, 2015,  our two largest receivable balances from customers were 15% and 14% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

14. Income Taxes

As of September 30, 2016, we had $33,538 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheet.  As of December 31, 2015, we had $44,709 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheet.

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

We recorded the following incentives during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Television production incentives	$9,638	$9,886	$12,168	$11,100
Feature film production incentives	(44)	50	1,368	108
Total	$9,594	$9,936	$13,536	$11,208

16. Commitments and Contingencies

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively.    On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso.  Such discovery was completed by June 1, 2016, and on March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss.  On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit.  On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit.  On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases.  The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit on August 1, 2016.  Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts.  This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws.  This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property.  The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon.  The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc.  The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on the WWE Network.  On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, seeks to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant. The Company believes all claims against the Company in this lawsuit are without merit and intends to continue to defend itself vigorously.

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

Corporate & Other:

•

Revenues consist of amounts earned from talent appearances.  Expenses are categorized and presented into two categories comprised of Corporate Support and Business Support. Corporate Support expenses primarily include our corporate general and administrative functions.  Business Support expenses include our sales and marketing functions, our international sales offices, and talent development function, including the costs associated with our WWE Performance Center, as well as business strategy and data analytics support. Additionally, Corporate and Other includes all intersegment eliminations recorded in consolidation.

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

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

(dollars in millions)

Summary

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Net Revenues
Media Division	$110.4	$114.9	(4)%
Live Events	28.6	26.1	10%
Consumer Products Division	21.6	22.4	(4)%
WWE Studios	2.5	1.7	47%
Corporate & Other	1.1	1.1	—%
Total	164.2	166.2	(1)%

OIBDA
Media Division	53.3	48.8	9%
Live Events	6.1	6.4	(5)%
Consumer Products Division	7.9	9.9	(20)%
WWE Studios	0.9	(0.9)	200%
Corporate & Other	(43.7)	(40.8)	(7)%
Total	24.5	23.4	5%
OIBDA as a percentage of revenues	15%	14%

Depreciation and amortization	6.2	5.5	13%
Operating income	18.3	17.9	2%
Investment and other expense, net	(0.2)	(0.6)	67%
Income before income taxes	18.1	17.3	5%
Provision for income taxes	7.0	6.9	1%
Net income	$11.1	$10.4	7%

Our Media division revenues decreased by 4% compared to the prior year quarter, primarily due to the impact of certain television programming, partially offset by increased subscription revenue related to the growth of WWE Network in new and existing territories and the escalation of television rights fees.  Our Live Events segment revenues increased by 10%, primarily driven by additional events in our international markets.  Our Consumer Products division experienced a 4% decrease in revenues, primarily driven by lower effective licensing royalty rates and lower sales of our toy products,  partially offset by higher WWEShop merchandise sales.

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Revenues-Media Division
Network	$45.1	$40.9	10%
Subscriptions	$42.8	$36.4	18%
Pay-per-view	$2.3	$4.5	(49)%
Monthly subscription price (dollars) (a)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,444,200	1,233,100	17%
Domestic	1,070,800	990,200	8%
International (b)	373,400	242,900	54%
Number of average paid subscribers	1,458,000	1,173,000	24%
Television	$56.3	$65.2	(14)%
Home Entertainment	$2.5	$3.0	(17)%
Gross units shipped	346,700	368,000	(6)%
Digital Media	$6.5	$5.8	12%
Total	$110.4	$114.9	(4)%

Television Ratings (c)
Average weekly household ratings for RAW	2.4	2.8	(14)%
Average weekly household ratings for SmackDown	2.0	1.8	11%
(a)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(b)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.
(c)	Source: Nielsen, Live + Same Day data. Television ratings represent the percentage of homes in the United States that tuned into weekly programming.

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
OIBDA-Media Division
Network (1)	$17.4	$17.7	(2)%
Television (1)	32.4	26.6	22%
Home Entertainment	0.9	1.3	(31)%
Digital Media	2.6	3.2	(19)%
Total	$53.3	$48.8	9%
OIBDA as a percentage of revenues	48%	42%
(1)

Refer to Note 3, Segment Information, in the accompanying consolidated financial statements for a discussion of the refinement of our cost allocation methodology between the Network and Television segments, which was implemented during the first quarter of 2016, with further refinements made during the third quarter of 2016.  During the current year quarter, approximately $3.2 million of costs were allocated from Television to Network.  A comparable allocation did not occur in the prior year.

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $4.2 million, or 10%, in the current year quarter as compared to the prior year quarter.  WWE Network revenues increased by $6.4 million, or 18%, in the current year quarter as compared to the prior year quarter, driven primarily by the increase in paid subscribers.  During the quarter ended September 30, 2016, WWE Network had an average of 1,458,000 paid subscribers, compared to an average of 1,173,000 subscribers in the prior year quarter. During the quarter there were approximately 388,300 gross additions to WWE Network’s subscriber base, offset by churn of 454,700 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription).  The subscription pricing of WWE Network at September 30, 2016 is $9.99 per month with no minimum commitment. The increased revenues generated by WWE Network in the current year quarter were partially offset by the decline in pay-per-view revenues of $2.2 million, or 49%, primarily due to the continued growth and expansion of WWE Network; as WWE Network grows, pay-per-view revenues are expected to decline since our pay-per-view events are available on WWE Network.  Network OIBDA as a percentage of revenues decreased to 39% in the current year quarter as compared to 43% in the prior year quarter.  The decline in Network OIBDA was due to higher programming costs and the impact of shared costs that we now allocate to the Network segment from our Television segment.  On January 1, 2016, we began allocating certain shared costs and expenses between our Network and Television segments, as these allocations are intended to more accurately reflect the operating performance of these segments.  During the third quarter of 2016, we allocated  $3.2 million of costs from our Television segment to WWE Network.  A comparable allocation did not occur in the prior year quarter.

Television revenues, which include revenues generated from television rights fees and advertising, decreased by $8.9 million, or 14%, in the current year quarter as compared to the prior year quarter.  This decrease is primarily attributed to the impact of our licensed reality series, Total Divas and Tough Enough. There were no new episodes of these programs in the current year quarter,  while the prior year quarter included 21 episodes and $13.6 million of revenues relating to our licensed reality series.  These decreases were partially offset by contractual increases associated with certain television distribution agreements. Television OIBDA as a percentage of revenues increased to 58% in the current year quarter as compared to 41% in the prior year quarter, primarily driven by a  decrease in production costs associated with the licensed reality series noted above, which have lower margins than our other television content.  In addition, Television OIBDA was favorably impacted by a $3.2 million benefit due to allocating certain production costs to the WWE Network, as described above.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $0.5 million, or 17%,  in the current year quarter as compared to the prior year quarter.  The decrease was primarily driven by the impact of an 18% decline in the average price per unit sold.  Home entertainment OIBDA as a percentage of revenues decreased to 36% in the current year quarter as compared to 43%  in the prior year quarter, due to lower average selling prices coupled with higher material costs.

Digital media revenues increased by $0.7 million, or 12%, in the current year quarter as compared to the prior year quarter, primarily due to increased advertising revenues from our content on YouTube. Digital media OIBDA as a percentage of revenues decreased to 40% in the current year quarter as compared to 55% in the prior year quarter, primarily driven by increased staff related and professional services costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Revenues- Live Events
Live events	$28.0	$25.6	9%
North America	$21.0	$21.1	(0)%
International	$7.0	$4.5	56%
Total live event attendance	468,100	458,100	2%
Number of North American events	71	79	(10)%
Average North American attendance	5,300	5,100	4%
Average North American ticket price (dollars)	$50.51	$48.98	3%
Number of international events	11	6	83%
Average international attendance	8,200	8,900	(8)%
Average international ticket price (dollars)	$72.13	$84.73	(15)%
Travel packages	$0.6	$0.5	20%
Total	$28.6	$26.1	10%

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
OIBDA-Live Events
Live events	$5.9	$6.3	(6)%
Travel packages	0.2	0.1	100%
Total	$6.1	$6.4	(5)%
OIBDA as a percentage of revenues	21%	25%

Live events revenues, which include revenues from ticket sales and travel packages, increased by $2.5 million, or 10%, in the current year quarter as compared to the prior year quarter.  Revenues from our North America live events business remained relatively flat,  as the impact of eight fewer events was mostly offset by increases in attendance and average ticket prices.  Revenues from our international live events business increased by $2.5 million, or 56%, primarily due to the impact of five additional events.  Live events OIBDA as a percentage of revenue decreased to 21% in the current year quarter as compared to 25% in the prior year quarter, primarily driven by increased costs associated with staging events in certain emerging markets.

Consumer Products Division

The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Revenues-Consumer Products Division
Licensing	$9.0	$11.5	(22)%
Venue merchandise	5.1	4.9	4%
Domestic per capita spending (dollars)	$10.71	$10.47	2%
WWEShop	7.5	6.0	25%
Average WWEShop revenues per order (dollars)	$42.48	$44.47	(4)%
Total	$21.6	$22.4	(4)%

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
OIBDA-Consumer Products Division
Licensing	$4.6	$7.1	(35)%
Venue merchandise	2.0	1.7	18%
WWEShop	1.3	1.1	18%
Total	$7.9	$9.9	(20)%
OIBDA as a percentage of revenues	37%	44%

Licensing revenues decreased by $2.5 million, or 22%, in the current year quarter as compared to the prior year quarter, driven largely by lower effective royalty rates related to our franchise video game, WWE2K16,  and lower sales of our toy products in domestic and international markets.  The lower effective rates in the current year quarter are the result of changes in contractual terms compared to the prior year, but essentially are a timing difference, as effective rates over the life of the game are expected to be consistent with prior releases.  Licensing OIBDA as a percentage of revenues decreased to 51% in the current year quarter as compared to 62% in the prior year quarter, primarily due to the decreased revenues and slightly higher fixed costs.

Venue merchandise revenues increased by $0.2 million, or 4%, in the current year quarter as compared to the prior year quarter, primarily due to a  2% increase in per capita merchandise spend. Venue merchandise OIBDA as a percentage of revenues was essentially unchanged from the prior year quarter.

WWEShop revenues increased by $1.5 million, or 25%, in the current year quarter compared to the prior year quarter, due to a 27% increase in the volume of online merchandise sales to approximately 170,800 orders. Orders increased primarily due to the impact of additional distribution channels, including in international territories, continued marketing efforts and offering a broad assortment of products. This increase was partially offset by a 4% decline in the average revenue per order to $42.48 in the current year quarter. WWEShop OIBDA as a percentage of revenues remained relatively flat as compared to the prior year quarter.

WWE Studios

WWE Studios revenues increased by $0.8 million, or 47%, in the current year quarter as compared to the prior year quarter.  We released two feature films,  Scooby Doo! & WWE: Curse of the Speed Demon and Interrogation,  in the current year quarter as compared to one film in the prior year quarter.  As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios revenues of $2.5 million in the current year quarter includes $0.8 million from film releases in 2015, with prior releases contributing the remainder of film revenues.  WWE Studios revenues of $1.7 million in the prior year quarter includes $0.6 million from film releases in 2014, with prior releases contributing the remainder of film revenues.  WWE Studios OIBDA increased $1.8 million in the current year quarter as compared to the prior year quarter, due, in part, to the increase in revenues, and changes to the terms of the distribution of a previously released film, which resulted in lower expenses.

At September 30, 2016, the Company had $29.8 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on our Consolidated Balance Sheet, of which $14.1 million is for films in-release, $7.8 million is for films in production, and the remaining $7.9 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  There were no impairment charges recorded in the current year quarter.  We recorded an impairment charge of $0.3 million during the prior year quarter.

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

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the three months ended September 30,
	2016			2015
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$1.1	$1.1	$—	$1.1	$1.1	—%

Corporate & Other expenses:
Staff related	$5.9	$9.3	$15.2	$6.6	$8.2	$14.8	3%
Management incentive compensation	3.2	3.6	6.8	2.9	3.4	6.3	8%
Legal, accounting and other professional	3.9	2.4	6.3	4.0	2.0	6.0	5%
Travel and entertainment expenses	(0.1)	1.5	1.4	0.2	1.3	1.5	(7)%
Advertising, marketing and promotion	0.1	2.6	2.7	—	1.4	1.4	93%
Corporate insurance	0.6	0.3	0.9	0.6	0.8	1.4	(36)%
Bad debt expense	(0.2)	—	(0.2)	—	—	—	(100)%
Talent related expenses (1)	—	5.4	5.4	—	4.9	4.9	10%
Other expenses	4.7	1.6	6.3	4.0	1.6	5.6	13%
Corporate & Other expenses	$18.1	$26.7	$44.8	$18.3	$23.6	$41.9	7%
Corporate & Other as a percentage of net revenues	11%	16%	27%	11%	14%	25%

OIBDA - Corporate & Other	$(18.1)	$(25.6)	$(43.7)	$(18.3)	$(22.5)	$(40.8)	7%

(1)

Talent related expenses within Business Support include costs associated with our WWE Performance Center, talent appearances and certain talent support costs.  Talent costs associated with specific revenue streams are excluded from the above amounts and included within applicable business segments.

Corporate and Other expenses increased by $2.9 million, or 7%, in the current year quarter as compared to the prior year quarter.  This increase is primarily due to investments in global branding, data analytics and certain talent initiatives.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Depreciation and amortization	$6.2	$5.5	13%

Depreciation and amortization expense in the current year quarter increased $0.7 million, or 13%, as compared to the prior year quarter.

Investment Income, Interest and Other Expense, Net

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Investment income, net	$0.7	$0.6	17%
Interest expense	$(0.6)	$(0.6)	—%
Other expense, net	$(0.3)	$(0.6)	50%

Investment income, net during the three months ended September 30, 2016 and 2015 includes $0.5 million and $0.4 million, respectively, of equity method earnings, representing our pro-rata portion from an equity method investment entered into during the first quarter of 2015. Investment income, net also includes income from our short term investment instruments.  Interest expense relates primarily to interest and amortization associated with our debt facilities and aircraft financing.  Other expense, net is primarily comprised of foreign currency translation gains and losses and certain excise taxes, partially offset by rental income.

Income Taxes

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Provision for income taxes	$7.0	$6.9	1%
Effective tax rate	39%	40%

The effective tax rate was 39% in the current year quarter as compared to 40% in the prior year quarter.  The current quarter's rate decrease is primarily attributable to the net favorable impact of discrete tax items.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

(dollars in millions)

Summary

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Net Revenues
Media Division	$337.6	$318.8	6%
Live Events	105.8	91.8	15%
Consumer Products Division	80.1	74.4	8%
WWE Studios	7.7	5.3	45%
Corporate & Other	3.1	2.3	35%
Total	534.3	492.6	8%

OIBDA
Media Division	121.5	113.4	7%
Live Events	35.6	30.7	16%
Consumer Products Division	34.8	34.9	(0)%
WWE Studios	0.9	(1.3)	169%
Corporate & Other	(133.2)	(120.1)	11%
Total	59.6	57.6	3%
OIBDA as a percentage of revenues	11%	12%

Depreciation and amortization	17.8	17.3	3%
Operating income	41.8	40.3	4%
Investment and other expense, net	(1.4)	(1.5)	7%
Income before income taxes	40.4	38.8	4%
Provision for income taxes	14.6	13.5	8%
Net income	$25.8	$25.3	2%

Our Media division revenues increased by 6% compared to the prior year period, primarily due to increased subscription revenue related to the growth of WWE Network in new and existing territories and the escalation of television rights fees, offset by the impact of certain television programming.  Our Live Events segment revenues increased by 15%, primarily driven by higher average domestic ticket prices and the impact of additional events in our international markets. Our Consumer Products division experienced an 8% increase in revenues, primarily driven by increased merchandise sales.

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Revenues-Media Division
Network	$137.2	$118.6	16%
Subscriptions	$126.9	$101.6	25%
Pay-per-view	$10.3	$17.0	(39)%
Monthly subscription price (dollars) (a)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,444,200	1,233,100	17%
Domestic	1,070,800	990,200	8%
International (b)	373,400	242,900	54%
Number of average paid subscribers	1,421,700	1,106,400	28%
Television	$173.1	$175.5	(1)%
Home Entertainment	$8.9	$10.8	(18)%
Gross units shipped	1,093,300	1,511,000	(28)%
Digital Media	$18.4	$13.9	32%
Total	$337.6	$318.8	6%

Television Ratings (c)
Average weekly household ratings for RAW	2.6	2.9	(10)%
Average weekly household ratings for SmackDown	1.9	1.9	—%
Average weekly household ratings for Total Divas (E!)	0.6	0.9	(33)%

(a)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(b)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.
(c)	Source: Nielsen, Live + Same Day data. Television ratings represent the percentage of homes in the United States that tuned into weekly programming.

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
OIBDA-Media Division
Network (1)	$27.5	$33.4	(18)%
Television (1)	87.9	73.7	19%
Home Entertainment	3.4	4.0	(15)%
Digital Media	2.7	2.3	17%
Total	$121.5	$113.4	7%
OIBDA as a percentage of revenues	36%	36%

(1)

Refer to Note 3, Segment Information, in the accompanying consolidated financial statements for a discussion of the refinement of our cost allocation methodology between the Network and Television segments, which was implemented during the first quarter of 2016, with further refinements made during the third quarter of 2016.  During the current year period, approximately $11.6 million of costs were allocated from Television to Network.  A comparable allocation did not occur in the prior year.

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $18.6 million, or 16%, in the current year period as compared to the prior year period.  WWE Network revenues increased by $25.3 million, or 25%, in the current year period as compared to the prior year period, driven primarily by the increase in paid subscribers.  During the nine months ended September 30, 2016, WWE Network had an average of 1,421,700 paid subscribers, compared to an average of 1,106,400 subscribers in the prior year period. During the period there were approximately 1,511,400 gross additions to WWE Network’s subscriber base, offset by churn of 1,284,300 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription).  The subscription pricing of WWE Network at September 30, 2016 is $9.99 per month with no minimum commitment. The increased revenues generated by WWE Network in the current year period were partially offset by the decline in pay-per-view revenues of $6.7 million, or 39%. This decline was primarily attributable to the continued growth and expansion of WWE Network; as WWE Network grows, pay-per-view revenues are expected to decline since our pay-per-view events are available on WWE Network.  Network OIBDA as a percentage of revenues decreased to 20% in the current year period as compared to 28% in the prior year period.  The decline in Network OIBDA was due to higher programming costs and the impact of shared costs that we now allocate to the Network segment from our Television segment.  On January 1, 2016, we began allocating certain shared costs and expenses between our Network and Television segments, as these allocations are intended to more accurately reflect the operating performance of these segments.  The impact of the allocation during the current year period was a decline to Network OIBDA of $11.6 million.  A comparable allocation did not occur in the prior year period.

Television revenues, which include revenues generated from television rights fees and advertising, decreased by $2.4 million, or 1%, in the current year period as compared to the prior year period.  This decrease is primarily attributed to the impact of our licensed reality series, Total Divas and Tough Enough. There were 14 new episodes of our licensed reality programming in the current year period as compared to 33 episodes in the prior year period, which resulted in a decrease in revenues of $11.6 million.  These decreases were partially offset by the results of contractual increases associated with certain television distribution agreements.  Television OIBDA as a percentage of revenues increased to 51% in the current year period as compared to 42% in the prior year period, primarily driven by a change in product mix, as the licensed reality series mentioned above typically have a lower margin than our other television programming. Additionally, Television OIBDA was favorably impacted by an $11.6 million allocation methodology change, as described above.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $1.9 million, or 18%, in the current year period compared to the prior year period.  The decrease was due to a 28% decline in units shipped, partially offset by the impact of a  3% increase in the average price per unit sold.  Home entertainment OIBDA as a percentage of revenues was essentially unchanged from the prior year period.

Digital media revenues increased by $4.5 million, or 32%, in the current year period as compared to the prior year period, primarily due to increased advertising revenues from our content on YouTube. Digital media OIBDA as a percentage of revenues decreased to 15% in the current year period as compared to 17% the prior year period, primarily driven by increased staff related and professional services costs to support various technology initiatives.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Revenues- Live Events
Live events	$102.6	$89.5	15%
North America	$82.1	$74.5	10%
International	$20.5	$15.0	37%
Total live event attendance	1,513,000	1,499,600	1%
Number of North American events	205	217	(6)%
Average North American attendance	6,000	6,000	—%
Average North American ticket price (dollars)	$59.96	$53.66	12%
Number of international events	36	30	20%
Average international attendance	8,000	6,800	18%
Average international ticket price (dollars)	$64.03	$73.07	(12)%
Travel packages	$3.2	$2.3	39%
Total	$105.8	$91.8	15%

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
OIBDA-Live Events
Live events	$33.9	$29.6	15%
Travel packages	1.7	1.1	55%
Total	$35.6	$30.7	16%
OIBDA as a percentage of revenues	34%	33%

Live events revenues, which include revenues from ticket sales and travel packages, increased by $14.0 million, or 15%, in the current year period as compared to the prior year period.  Revenues from our North America live events business increased by $7.6 million, or 10%, primarily due to higher average ticket prices, including WrestleMania.    Revenues from our international live events business increased by $5.5 million, or 37%, primarily due to the impact of six additional events and higher attendance,  partially offset by lower average ticket prices associated with the territories in which we performed. Live events OIBDA as a percentage of revenue increased slightly in the current year period as compared to the prior year period.

Consumer Products Division

The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Revenues-Consumer Products Division
Licensing	$39.0	$39.3	(1)%
Venue merchandise	19.3	18.0	7%
Domestic per capita spending (dollars)	$11.38	$10.88	5%
WWEShop	21.8	17.1	27%
Average WWEShop revenues per order (dollars)	$43.48	$45.59	(5)%
Total	$80.1	$74.4	8%

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
OIBDA-Consumer Products Division
Licensing	$22.8	$24.3	(6)%
Venue merchandise	7.7	7.0	10%
WWEShop	4.3	3.6	19%
Total	$34.8	$34.9	(0)%
OIBDA as a percentage of revenues	43%	47%

Licensing revenues decreased by $0.3 million, or 1%, in the current year period as compared to the prior year period,  driven largely by lower sales of our toy products in domestic and international markets.  Licensing OIBDA as a percentage of revenues decreased to 58% in the current year period as compared to 62% in the prior year period, primarily due to increased talent participation expenses driven by product mix.

Venue merchandise revenues increased by $1.3 million, or 7%, in the current year period as compared to the prior year period, primarily due to an increase in domestic per capita merchandise spending of 5%.    Venue merchandise OIBDA as a percentage of revenues was essentially unchanged from the prior year period.

WWEShop revenues increased by $4.7 million, or 27%, in the current year period compared to the prior year period, due to a 32% increase in the volume of online merchandise sales to approximately 495,500 orders. Orders increased primarily due to the impact of additional distribution channels, including in international territories, continued marketing efforts and offering a broad assortment of products. This increase was partially offset by a 5% decline in the average revenue per order to $43.48 in the current year period.  WWEShop OIBDA as a percentage of revenues decreased slightly in the current year period as compared to the prior year period, partially due to product and channel mix.

WWE Studios

WWE Studios revenues increased by $2.4 million, or 45%, in the current year period as compared to the prior year period.  We released three feature films,  Countdown,  Scooby Doo! & WWE: Curse of the Speed Demon, and Interrogation, in the current year period as compared to four films in the prior year period.  As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios revenues of $7.7 million in the current year period include $2.7 million from film releases in 2015, with prior releases contributing the remainder of film revenues.  WWE Studios revenues of $5.3 million in the prior year period includes  $2.1 million from film releases in 2014, with prior releases contributing the remainder of film revenues. WWE Studios OIBDA increased $2.2 million in the current year period as compared to the prior year period, due, in part, to the increase in revenues, and changes to the terms of the distribution of a previously released film, which resulted in lower expenses.

At September 30, 2016, the Company had $29.8 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on our Consolidated Balance Sheet, of which $14.1 million is for films in-release, $7.8 million is for films in production, and the remaining $7.9 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  There were no impairment charges recorded in the current year period.  We recorded an impairment charge of $0.3 million during the prior year period.

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

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the nine months ended September 30,
	2016			2015
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$3.1	$3.1	$—	$2.3	$2.3	35%

Corporate & Other expenses:
Staff related	$19.0	$27.1	$46.1	$19.6	$24.3	$43.9	5%
Management incentive compensation	8.8	10.4	19.2	8.0	9.5	17.5	10%
Legal, accounting and other professional	13.3	7.0	20.3	11.8	4.8	16.6	22%
Travel and entertainment expenses	—	4.3	4.3	0.3	4.1	4.4	(2)%
Advertising, marketing and promotion	0.5	6.9	7.4	0.5	5.0	5.5	35%
Corporate insurance	2.0	0.7	2.7	2.0	1.2	3.2	(16)%
Bad debt expense	(0.4)	—	(0.4)	0.4	—	0.4	(200)%
Talent related expenses (1)	—	15.4	15.4	—	12.0	12.0	28%
Other expenses	13.5	7.8	21.3	12.0	6.9	18.9	13%
Corporate & Other expenses	$56.7	$79.6	$136.3	$54.6	$67.8	$122.4	11%
Corporate & Other as a percentage of net revenues	11%	15%	26%	11%	14%	25%

OIBDA - Corporate & Other	$(56.7)	$(76.5)	$(133.2)	$(54.6)	$(65.5)	$(120.1)	11%

(1)

Talent related expenses within Business Support include costs associated with our WWE Performance Center, talent appearances and certain talent support costs.    Talent costs associated with specific revenue streams are excluded from the above amounts and included within applicable business segments.

Corporate and Other expenses increased by $13.9 million, or 11%, in the current year period as compared to the prior year period.  This increase is primarily due to increases in talent related costs and professional fees within our Business Support departments in support of company-wide strategic initiatives, and investments in global branding.

Depreciation and Amortization

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Depreciation and amortization	$17.8	$17.3	3%

Depreciation and amortization expense in the current year period increased $0.5 million, or 3%, as compared to the prior year period.

Investment Income, Interest and Other Expense, Net

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Investment income, net	$1.9	$1.2	58%
Interest expense	$(1.8)	$(1.7)	6%
Other expense, net	$(1.5)	$(1.0)	50%

Investment income, net during the nine months ended September 30, 2016 and 2015 includes $1.3 million and $0.6 million, respectively, of equity method earnings, representing our pro-rata portion from an equity method investment entered into during the first quarter of 2015. Investment income, net also includes income from our short term investment instruments.  Interest expense relates primarily to interest and amortization associated with our debt facilities and aircraft financing.  Other expense, net is primarily comprised of foreign currency translation gains and losses, and certain excise taxes, partially offset by rental income.

Income Taxes

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2016	2015	(decrease)
Provision for income taxes	$14.6	$13.5	8%
Effective tax rate	36%	35%

The effective tax rate was 36% in the current year period as compared to 35% in the prior year period.

Liquidity and Capital Resources

We had cash and short-term investments of $67.6 million and $102.4 million as of September 30, 2016 and December 31, 2015, respectively. Our short-term investments consist primarily of corporate bonds and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $42.8 million and $21.6 million as of September 30, 2016 and December 31, 2015, respectively.

We believe that our existing cash and investment balances combined with cash generated from operations will be sufficient to meet our operating requirements over the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

On July 29, 2016, the Company entered into an amended and restated $150.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Amended and Restated Revolving Credit Facility").  The Amended and Restated Revolving Credit Facility replaces the previous $200.0 million revolving credit facility which was set to expire on September 9, 2016.  Among other things, the Amended and Restated Revolving Credit Facility extends the maturity date to July 29, 2021, modifies the applicable margin for borrowings under the facility and amends restrictions on certain financial covenants to provide for greater financial flexibility.

As of September 30, 2016, the Company was in compliance with the provisions of our $150.0 million Amended and Restated Revolving Credit Facility, there were no amounts outstanding under the Amended and Restated Revolving Credit Facility, and the Company had available capacity under the terms of the Amended and Restated Revolving Credit Facility of $150.0 million.

As of September 30, 2016, the Company was also in compliance with the provisions of the $35.0 million secured asset based revolving credit facility entered into by two of the Company’s subsidiaries (the "Film Credit Facility"),  with $1.6 million outstanding and $6.0 million of available capacity under the terms of the Film Credit Facility.

Cash Flows from Operating Activities

Cash generated from operating activities was $19.7 million in the current year period,  compared to $31.9 million for the corresponding period in the prior year.  The $12.2 million decrease in cash generated by operating activities is primarily driven by an increased payout of management incentive compensation compared to the prior year period.

In the current year period,  we spent $7.1 million on feature film production activities, compared to $4.3 million in the prior year period.  We received $1.0 million of incentives related to feature film production in the current year period, compared to $1.4 million received in the prior year period.  We anticipate spending between $2 million and $7 million on feature film production activities during the remainder of the current year.

In the current year period, we received  $8.5 million of non-film related incentives associated with television production activities, compared to $3.5 million received in the prior year period.  We anticipate receiving approximately $4 million to $10 million of non-film related incentives during the remainder of the year.

In the current year period, we spent $23.7 million to produce non-live event programming for television, including Total Divas Season 6,  Total Divas Season 5 and Total Bellas, and various programs for the WWE Network, including Camp WWE,  Holy Foley and Swerved Season 2,  compared to $26.6 million in the prior year period.  We anticipate spending approximately $5 million to $15 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property.  At September 30, 2016, our largest receivable balance from customers was 15%  of our gross accounts receivable.  Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $18.6 million in the current year period,  compared to $12.1 million in the prior year period.  Capital expenditures in the current year period increased $8.0 million as compared to the prior year period in continued support of the Company's content production activities.  Capital expenditures in the current year period include $4.8 million paid as part of the consideration towards the purchase of a building and underlying real property located in Stamford, Connecticut.  Capital expenditures for the remainder of the current year are estimated to range between $5 million and $10 million.

Cash Flows from Financing Activities

Cash used in financing activities was $27.7 million for the current year period as compared to $29.9 million for the prior year period.  As of September 30, 2016, proceeds of $1.6 million received during the current year period from borrowings under the Film Credit Facility remained outstanding. The Company made dividend payments of $27.4 million and $27.2 million during the nine months ended September 30, 2016 and 2015, respectively.

Non-Cash Investing and Financing Transactions

On September 14, 2016, the Company acquired, through WWE Real Estate, the Purchased Property from one of the debtors in the Chapter 11 bankruptcy proceedings of Newbury Common Associates, LLC and certain of its affiliates. In connection with the acquisition, WWE Real Estate entered into a Note and Mortgage Assumption Agreement, dated September 13, 2016 (the “Assumption Agreement”), with Hamilton and Wilmington Trust, National Association, as trustee for the registered holders of Wells Fargo Commercial Mortgage Trust 2015-NXS2, Commercial Mortgage Pass-Through Certificates, Series 2015-NXS2 (the “Lender”).  Pursuant to the Assumption Agreement, WWE Real Estate assumed future obligations under a Loan Agreement, dated June 8, 2015, between the seller and the lender, in the principal amount of $23.0 million, which loan is secured by a mortgage on the Purchased Property.  The Company’s assumption of this mortgage is a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

During the first quarter of 2015, the Company received an equity interest in Tapout valued at $13.8 million in exchange for promotional service obligations to be provided in the future.  The Company’s contribution was a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

Contractual Obligations

Other than the assumption of a mortgage in connection with our recent building acquisition,  there have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2015.

Application of Critical Accounting Policies

There have been no significant changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2015 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance is effective for interim and annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018, with early adoption permitted.  The amendments in the ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of this new standard and do not expect it to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued  ASU No. 2016-09, “Compensation –Stock Compensation (Topic 718),”  which is intended to simplify several aspects of the accounting for share-based payment award transactions. The amendments require entities to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement and would require entities to classify excess tax benefits as an operating activity in the statement of cash flows. The amendments will also allow entities to provide net settlement of stock-based awards to cover tax withholding obligations without classifying the awards as a liability as long as the net settlement does not exceed the maximum individual statutory tax rate. The amounts paid to satisfy the statutory income tax withholding obligation would be classified as a financing activity in the statement of cash flows. Additionally, the amendments allow entities to elect an accounting policy to either continue to use a forfeiture estimate on share based awards or account for forfeitures when they occur. The new guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year, which for the Company will be effective for the fiscal year beginning January 1, 2017. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments eliminate the requirement to retroactively adopt the equity method of accounting when a change in ownership occurs. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investment and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This new guidance is effective for annual and interim reporting periods beginning after December 15, 2016 which for the Company will be effective for the fiscal year beginning January 1, 2017. The Company is currently evaluating the impact of this new standard and does not expect it to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” which will supersede the existing guidance for lease accounting. This new standard will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which for the Company will be effective for the fiscal year beginning January 1, 2019, with early adoption permitted.  An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The guidance for classifying and measuring investments in debt securities and loans is not impacted The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is effective for the fiscal year beginning January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Changing in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively.    On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso.  Such discovery was completed by June 1, 2016, and on March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss.  On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit.  On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit.  On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases.  The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit on August 1, 2016.  Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts.  This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws.  This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property.  The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon.  The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc.  The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on the WWE Network.  On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, seeks to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant. The Company believes all claims against the Company in this lawsuit are without merit and intends to continue to defend itself vigorously.

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
10.18

Amended and Restated Revolving Credit Facility dated July 29, 2016 and related exhibits and schedules (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K, filed July 29, 2016).

10.19

Note and Mortgage Assumption Agreement, dated as of September 13, 2016, by and among WWE Real Estate Holdings, LLC, 88 Hamilton Avenue Associates, LLC and Wilmington Trust, National Association, as trustee for the registered holders of Wells Fargo Commercial Mortgage Trust 2015-NXS2, Commercial Mortgage Pass-Through Certificates, Series 2015-NXS2 (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K, filed September 15, 2016).

10.20

Loan Agreement, dated June 8, 2015, between 88 Hamilton Avenue Associates, LLC and Natixis Real Estate Capital LLC (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K, filed September 15, 2016).

10.21*	First Amendment to Booking Contract with Stephanie McMahon-Levesque, dated October 7, 2016 (filed herewith).
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	October 27, 2016	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)