Form 10-K
period 2016-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2017-02-09
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2016 using our closing price on June 30, 2016 was $657,953,849.

As of February 7, 2017, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 38,499,514 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 37,949,438 shares. Portions of the Registrant's definitive proxy statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I

Item 1.  Business

WWE is an integrated media and entertainment company. We have been involved in the sports entertainment business for more than 35 years, and have developed WWE into one of the most popular brands in global entertainment today. We develop unique and creative content centered around our talent and present it via our subscription network (“WWE Network”), television, online and at our live events. At the heart of our success are the athletic and entertainment skills and appeal of our Superstars, and our consistently innovative and multi-faceted storylines. Our WWE Network, live and televised events, digital media, home entertainment, consumer products and feature films provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.

Based on the strength of the Company’s brands and its ownership and control over its intellectual property, the Company has been able to leverage its content and talent across virtually all media platforms. We continually evaluate additional opportunities to monetize new and existing content, including our WWE Network, which launched in 2014 and is now available in almost all international markets other than the People’s Republic of China and embargoed countries.  The launch of WWE Network has been transformative to WWE; for example, WWE Network carries all of our pay-per-view events, and its annual revenues now greatly exceed prior annual revenues of our pay-per-view business, which WWE Network has largely replaced.

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

Media Division

(represents 63%, 65% and 63% of our net revenues in 2016,  2015 and 2014, respectively)

WWE Network

WWE Network launched on February 24, 2014, becoming the first-ever 24/7 live streaming direct-to-consumer network.  This subscription based network is currently available in almost all international markets, including the United Kingdom, Canada, the Middle East, and Australia, among others. Subscribers can access all of WWE’s live pay-per-view events, exclusive original programming and more than 7,000 hours  of our video-on-demand library. The inclusion of our monthly marquis pay-per-view events, including WrestleMania, and the access to original content and live specials are critical components of the programming which drives our viewer engagement and satisfaction. WWE Network content includes exclusive original programming, including, Holy Foley,  Swerved and WWE Story Time, as well as exclusive live in-ring specials, including our 2016 broadcasts of WWE Roadblock,  Cruiserweight Classic and 205 Live, and our live NXT Takeover specials, among others. Our strategy of creating compelling original content for broadcast on WWE Network has contributed to the growth and acceptance of WWE Network, as we premiered more than 330 hours of original content during 2016. In addition, the continuing evolution of our NXT division, featuring developmental talent, into a global touring brand that airs weekly taped broadcasts on WWE Network, as well as live event specials during the year, has contributed to the growth and acceptance of WWE Network among our fans.

WWE Network is available on desktops and laptops via WWE.com.  WWE Network is also available through the WWE App on Amazon Fire TV and Kindle Fire devices, Android devices, iOS devices, Apple TV, Roku streaming devices, gaming consoles, interconnected TVs, Blu-Ray players, Smart TVs, TiVo and Windows 10. As of December 31, 2016, WWE Network had 1,403,000 subscribers as compared to 1,217,100 subscribers at December 31, 2015,  representing a 15% increase in our subscriber base. For domestic subscribers, the current subscription pricing of WWE Network is $9.99 per month with no minimum commitment, and new subscribers are currently offered a one month free trial.

Network subscription net revenues were $168.3 million, $138.8 million and $69.5 million, representing 23%, 21%  and 13% of total net revenues in 2016,  2015 and 2014, respectively.

Pay-Per-View Programming

Beginning in February 2014 with the launch of WWE Network, WWE’s monthly marquis pay-per-view events are included as part of the network subscription. Inclusion of these events as a part of the subscription to WWE Network has resulted in significant declines in our Pay-Per-View revenues, and this decline may continue with the ongoing growth and expansion of WWE Network.

Pay-per-view net revenues were $12.6 million, $20.6 million and $45.2 million, representing 2%, 3% and 8% of total net revenues in 2016,  2015 and 2014, respectively.  In 2013, the last year prior to the launch of WWE Network, pay-per-view revenues were $82.5 million, representing 16% of total net revenues.

Television

Leveraging our expertise in live event television production, we produce five hours of original weekly domestic television programming,  RAW and SmackDown.  RAW and SmackDown are licensed domestically under a multi-year contract with NBC Universal, which became effective on October 1, 2014.  Second runs of RAW and SmackDown are also available on WWE Network 30 days after the original first run airing dates on television. We also produce reality shows and other programming. Our television programming is distributed domestically and internationally. Our domestic television programs currently are: RAW on USA Network with replays on NBC Universo and Uni HD; SmackDown, which moved to USA Network on January 7, 2016, with replays on NBC Universo; and Total Divas and Total Bellas on E! Network. WWE’s TV programs reach over 10 million viewers in the United States during the average week. USA Network, E! Network and NBC Universo are owned by NBC Universal.

In May 2016, we announced the return of the WWE brand split.  A draft was held on July 19, 2016 to select the rosters for RAW and Smackdown.  As part of the brand split, each show now has its own distinct cast, unique storylines and a dedicated writing team.

RAW is a three-hour live primetime program which ranks among the most watched regularly scheduled programs on primetime cable television. RAW, which has been on air for 23 years, is the longest running weekly episodic program in primetime TV history, with more than 1,200 original episodes, and anchors USA Network’s programming line-up, consistently helping make it the top-rated cable network.

Beginning July 19, 2016, in connection with the WWE brand split, SmackDown became a two-hour live show (now titled SmackDown Live) for the first time ever and moved to Tuesdays on USA Network. In connection with this move, Raw and SmackDown Live each feature a distinct cast, unique storylines and a dedicated writing team.  Prior to moving to USA Network in January 2016, SmackDown had on average been Syfy’s most-watched program each week; and since its move it has been the second most-watched show on USA Network, second only to Raw.  With more than 900 original episodes, SmackDown is the second longest running weekly episodic program in primetime TV history, second only to RAW.

Total Divas, a one-hour reality series on E!, was added to WWE's programming line-up in July 2013, and returned for its sixth season in November 2016. The reality based show explores life beyond the ring for several female WWE Superstars.  Previous episodes of Seasons 1 through 5 are also replayed on WWE Network.

Total Bellas, a spinoff of the hit series, Total Divas, was added to WWE's programming line-up in October 2016.  This new one-hour reality based series airing on E! gives viewers exclusive access into the lives of The Bella Twins and their significant others, John Cena and Daniel Bryan.  In November 2016, it was announced that the series would be renewed for a second season, premiering in 2017.

WWE’s television programming can be seen in more than 165 countries and 20 languages around the world. Our broadcast partners include: Sky in the United Kingdom; Ten Sports in India, and Rogers Communication in Canada, among many others.  In addition, during 2016, we announced an exclusive multi-year content distribution agreement with PPTV in China to deliver our flagship shows, Raw and SmackDown, live in Mandarin.

Television net revenues were $241.7 million,  $231.1 million and $176.7 million, representing 33%, 35% and 33% of total net revenues in 2016,  2015 and 2014, respectively.

Home Entertainment

WWE distributes its home entertainment content in both physical (DVD and Blu-Ray) and digital formats.  Content distributed through home entertainment channels has included themed compilations from the Company’s vast archives as well as releases of the Company’s pay-per-view events. Domestically, Warner Brothers Home Entertainment is the current domestic distributor of our home entertainment products. WWE’s home entertainment titles are generally sold through retailers, such as Wal-Mart and Best Buy and via digital outlets, such as iTunes, Amazon, and others. Outside the United States, third-party licensees distribute our home entertainment releases.

The gradual shift by consumers to digital formats downloaded or streamed over the Internet has negatively impacted our DVD and Blu-Ray sales. In addition, we believe the continued growth and expansion of WWE Network, which includes access to WWE’s video-on-demand library that includes many titles that are also available in DVD, Blu-Ray and digital formats, has contributed to the decline in our Home Entertainment sales. In 2016, we released 24 new home video productions domestically and, in the U.S., shipped 1.6 million DVD and Blu-Ray units, including catalog titles released in prior years. This compares to 2.1 million DVD and Blu-Ray units shipped in the U.S. in 2015, in which year we released 28 new home video productions domestically.

Home entertainment net revenues were $13.1 million,  $13.4 million and $27.3 million, representing 2%, 2% and 5% of total net revenues in 2016,  2015 and 2014, respectively.

Digital Media

WWE utilizes the Internet and social media platforms to promote our brands, market and distribute our content and digital products,  create a community experience among our fans and sell online advertising. WWE currently streams its video content on select social media platforms, such as YouTube and Facebook. WWE consistently ranks among the top viewed channels on YouTube, with 11.4 billion views of WWE content in 2016.  The Company receives advertising revenues from YouTube and Facebook based on viewership of our content.   In 2016, WWE had over 1.1 billion social media fan engagements across social media platforms such as Facebook, Twitter, YouTube, Instagram and Tumblr.

Our primary website, WWE.com, attracted an average of 18 million monthly unique visitors worldwide during 2016. These visitors viewed an average of 307 million pages and 29 million video streams per month. WWE wallpapers, ringtones, voicetones and videos are available through our mobile partnerships.

WWE currently has language-based websites allowing fans to experience WWE in their native language with a concentration on local events and shows. Currently, the available languages are English, Mandarin, French, German, Polish and Arabic. We have relationships with local sales agencies to sell advertising on WWE.com, which allow a partner to sell advertising across a region of countries.

Total Digital Media net revenues were $26.9 million, $21.5 million and $20.9 million, representing 4%, 3% and 4% of total net revenues in 2016,  2015 and 2014, respectively.

Live Events

(represents 20%, 19% and 20% of our net revenues in 2016,  2015 and 2014, respectively)

Our broad and talented roster of Superstars allows us to perform in numerous domestic markets and take advantage of the strong international demand for our events.  Live events and the associated programming produced at our live events are our principal creative content and production activities. Our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in our monthly marquis events which air on WWE Network and are also available via pay-per-view.

In 2016, we produced 280 live events (excluding our NXT developmental division)  throughout North America, entertaining 1.6 million fans at an average ticket price of $58.19. We hold many of our live events at major arenas across the country. In addition to providing content for our television and other programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

In 2016, we produced 64 live events (excluding NXT) internationally, reaching 477,000 fans at an average ticket price of $65.85. These events were spread over several international tours throughout Europe, the Middle East, Asia, Latin America and Australia.

Since launching NXT as a separate live event brand in 2013, it continues to grow into a global touring brand.  In 2016, we produced 189 global NXT events, reaching 188,000 fans at an average ticket price of $37.32.  These events include weekly taped broadcasts that are produced at Full Sail University in Orlando, Florida and air on WWE Network, as well as live event specials, such as NXT: Takeover.  Additionally, the NXT brand held various live events throughout the U.S., as well as international tours in the United Kingdom, Japan and Australia.

Live events net revenues were $144.4 million, $124.7 million and $110.7 million, representing 20%, 19% and 20% of total net revenues in 2016,  2015 and 2014, respectively.

Consumer Products Division

(represents 15%, 15% and 14% of our net revenues in 2016,  2015 and 2014, respectively)

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

Video games and toys are the largest components of our licensing program.  We have a comprehensive, multi-year licensing agreement with Mattel, Inc. our master toy licensee, covering all global territories and a multi-year licensing agreement with Take-Two Interactive Software, Inc. ("Take-Two") who publishes our branded console video games. WWE branded video games currently include WWE 2K, available on PlayStation and XBOX platforms and on iOS and Android devices and WWE SuperCard which is available on iOS and Android devices. The video game industry continues to migrate the availability of video games as downloadable content through an Internet connected device.  Accordingly, both our WWE 2K and WWE SuperCard video games can be downloaded via the Internet and also contain subsequent downloadable content that can be purchased to add additional characters and game modes to enhance game play.

Music is an integral part of the WWE entertainment experience. We compose and record most of our music, including Superstar entrance themes, in our recording studio. In addition to our own composed music, we license music performed by popular artists.

Licensing net revenues were $49.1 million, $48.9 million and $38.6 million, representing 7%, 7% and 7% of total net revenues in 2016,  2015 and 2014, respectively.

Venue Merchandise

Our direct-to-consumer venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products such as t-shirts, belts, caps and other novelty items, all of which feature our Superstars and/or logos. These items are offered for sale at our live events.

Venue merchandise net revenues were $24.2 million, $22.4 million and $19.3 million, representing 3%,  3% and 4% of total net revenues in 2016,  2015 and 2014, respectively.

WWEShop

WWEShop is our direct-to-consumer e-commerce storefront. Additionally, WWE merchandise is distributed on other domestic and international e-commerce platforms, including Amazon. Utilizing these platforms, we processed 771,500 orders during 2016 as compared to 590,000 in 2015.

WWEShop net revenues were $34.6 million, $27.1 million and $20.2 million, representing 5%, 4%, and 4% of total net revenues in 2016,  2015 and 2014, respectively.

WWE Studios

(represents 1%, 1% and 2% of our net revenues in 2016,  2015 and 2014, respectively)

WWE Studios oversees the Company’s participation in the production and global distribution of filmed entertainment content, which may include movies for theatrical, home entertainment, and/or television release. The Company believes its movie business expands its brands by reaching new audiences and supports the Company’s investment in its Superstar talent.

Our WWE Studios business model focuses on the utilization of strategic partnerships, including production, distribution and acquisition relationships, to increase financial returns and mitigate risk.  WWE utilizes its marketing and content platforms, especially its weekly presence on prime-time television, to support its movie projects.

In 2016, WWE Studios released five films.  Among the film projects, WWE Studios joined with Warner Brothers Animation to co-produce and co-finance Scooby Doo! & WWE: Curse of the Speed Demon.  WWE Studios also partnered with Lionsgate to release Countdown and Interrogation direct to DVD, and released Eliminators direct to DVD with Universal Pictures.  Additionally, WWE Studios joined with Blumhouse Productions to release Incarnate via theatrical distribution.

WWE Studios net revenues were $10.1 million, $7.1 million and $10.9 million, representing 1%, 1% and 2% of total net revenues in 2016,  2015 and 2014, respectively.

International

Revenues generated outside of North America across all our business segments were $189.3 million,  $169.8 million and $116.4 million, representing 26%, 26% and 21% of total net revenues in 2016,  2015 and 2014, respectively. Revenues generated in the United Kingdom, our largest international market, were $78.5 million, $75.7 million and $40.5 million for 2016,  2015 and 2014, respectively. During 2016, we launched WWE Network in Germany, Austria, Switzerland, Japan, Thailand and the Philippines.  Also in 2016, we expanded our presence in China by announcing an exclusive multi-year content distribution agreement with PPTV, performing a WWE live event in Shanghai and signing our first-ever Chinese Superstar. Global expansion of WWE Network and television distribution continue to be the primary drivers of growth for our international business.

See Note 20 of the consolidated financial statements included in this report for additional information by segment and by geographic area.

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

Our success is due primarily to the continuing popularity of our Superstars. We currently have approximately 185 Superstars under exclusive contracts, ranging from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training. Our Superstars are highly trained and motivated independent contractors, whose compensation is tied to the revenue that they help generate. We own the rights to substantially all of our characters and exclusively license the rights we do not own through agreements with our Superstars. We continually seek to identify, recruit and develop additional talent for our business.

Talent Development

We continually seek to identify, recruit and develop additional talent for our business. Our NXT division, which continues to grow in popularity, features developmental talent training to become WWE Superstars. NXT has produced approximately 90% of our current active main roster stars, such as Kevin Owens,  Charlotte Flair,  American Alpha, Alexa Bliss, and Sami Zayn.  NXT has now evolved into our third brand after Raw and SmackDown and has transitioned into a global touring brand broadcasting live specials on WWE Network throughout the year. In 2016, we focused on recruiting international talent, resulting in approximately 40% of our developmental talent coming from outside the U.S., including China, Japan, Australia, Ireland, Scotland and Poland. NXT talent train at our WWE Performance Center in Florida, a state-of-the-art training facility, which was designed to cultivate our next generation of talent and has become the center of our talent development program.

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

Financial Information about Segments

See Note 20 of the consolidated financial statements, which is included elsewhere in this Form 10-K, for financial information about each of our segments.

Employees

As of February 2017, we had approximately 870 employees. This headcount excludes our Superstars, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are good. None of our employees are represented by a union.

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

Television and WWE Network Programming

The marketplace for audio-visual programming (including cable television and Internet programming) in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. Certain Federal Communications Commission (“FCC”) regulations, such as closed-captioning, are imposed directly on the Company and/or indirectly through our distributions.  Other domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time.  In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks, the complexity of which may result in unintentional noncompliance.  Any failure by us to meet these governmental policies and private-sector expectations could restrict our program content and adversely affect our levels of viewership and/or number of WWE Network subscribers and operating results.

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

Need to Attract, Retain and Replace Subscribers.  We believe that WWE has a passionate fan base.  However, the markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. These markets have and are expected to continue to be subject to rapid changes, and new technologies and evolving business models are developing at a fast pace.  The Company expects this competition to continue to grow and the markets to continue to transform.  Many players that have entered this space have vastly greater financial and marketing resources than the Company as well as longer operating histories, large customer bases and strong brand recognition.  These competitors may secure better terms from suppliers, aggressively price their offerings and devote more technology and marketing resources.  Offerings include subscription digital services from Amazon, CBS, ESPN, HBO, MLB, Hulu, Netflix, NFL Network, Nickelodeon, Showtime, YouTube and many others.  Certain of these competitors have begun to bundle digital networks.  Other competitors for viewers of video content include broadcast, cable and satellite television, many of which have so-called “TV everywhere”, stand-alone streaming and/or “on demand” content, online movie and television content providers (both legal such as iTunes and illegal (pirated)), ad-supported services such as YouTube and DVD rentals and sales.  Viewers also commit viewing dollars to theatrical films, live events or other leisure activities.  Our ability to attract and retain subscribers to WWE Network will depend in part on our ability to provide consistent high quality content and a high level of service that is perceived as a good value for the consumer’s entertainment dollars.  We face competition with respect to service levels, content offerings, pricing and related features, which may adversely impact our ability to attract and retain these subscribers. In addition, subscribers are allowed to cancel their subscriptions at any time and could do so for a number of reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, unsatisfactory content (whether as a result of change in consumer tastes or otherwise), competitive entertainment at a lower price and customer service issues.  This is commonly referred to as “churn.”  Churn may be more pronounced in the periods following larger WWE events shown on WWE Network such as WrestleMania.  We will need to add new subscribers continually both to replace subscribers who cancel and to grow our business. If too many of our subscribers cancel our service or if we are unable to attract new subscribers in sufficient numbers, our financial outlook, liquidity, business and operating results would be adversely affected.

Significant Ongoing Costs.  WWE Network has and will continue to require significant capital expenditures, content cost (which is sometimes capitalized) and operating costs.  Capital expenditures result in increased amortization and depreciation and may require impairment charges if the assets do not provide adequate results.  We also intend to continue spending significant amounts on marketing, including promotional offerings to attract, retain and renew subscribers.  Any and all such capital and operating costs, if not more than offset by revenues from WWE Network, could have a material adverse effect on our business and operating results.

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

Possible Disruption of Systems Utilized in Our Operations. Our reputation and ability to attract, retain and serve our subscribers will depend on the reliable performance of our computer systems and those of third-parties that we utilize in our operations. Interruptions in these systems, or with the Internet in general whether due to fault by any party or due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our service unavailable or degraded or could otherwise hinder our ability to deliver content or cause WWE Network to fail completely.  We do not maintain entirely redundant systems.  These service disruptions or failures could be prolonged.  Delivery of video programming over the Internet is done through a series of carriers with switch-overs between carriers, and any point of failure in this distribution chain would cause a disruption or degradation of our signal.  Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our subscription service to subscribers, causing us to lose subscribers and/or credit subscribers affected by such disruption. We do not carry insurance that would fully cover us in the event of most types of business interruptions that could occur at WWE Network.

Our servers and those of third parties used in the distribution of WWE Network may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions and could experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, theft or release of proprietary, confidential, sensitive or otherwise valuable Company or subscriber data or information. Such a virus, break-in, disruption or attack could remain undetected for an extended period, could harm our business, be expensive to remedy, expose us to litigation and/or damage our reputation. Our insurance may not cover expenses related to such disruptions or unauthorized access fully or at all.

Loss of Pay-Per-View Revenue.  WWE Network carries programming that we historically offered through pay-per-view channels.  On a pay-per-view basis, such programming resulted in worldwide revenues of $82.5 million for the year ended December 31, 2013, which was the last full year prior to our launch of WWE Network; for the years ended December 31, 2014, 2015 and 2016, pay-per-view revenues were $45.2 million, $20.6 million and $12.6 million, respectively.  If, for any number of reasons, our audience does not continue to subscribe to WWE Network in sufficient numbers to offset or exceed the loss of pay-per-view revenue, it could have a material adverse effect on our business and operating results.

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

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet to access our programming, including laws and/or court decisions that have the effect of limiting Internet neutrality, could limit the demand for our subscription service and increase our cost of doing business. The FCC has adopted an “Open Internet” Report and Order and accompanying rules, which addressed various practices of broadband Internet access providers.  The Open Internet rules, however, are complex, and no assurances can be given as to their application or as to whether the Report and Order will withstand judicial review, which is pending, or as to whether or not they may be reversed or modified by the FCC or through legislation.  To the extent that network operators engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, net neutrality, may be nascent or non-existent. Within such a regulatory environment, due to the political and economic power of local network operators, who may have interests that do not align with ours, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

We are Subject to Intellectual Property Risks.  From time to time, third parties allege that we have violated their intellectual property rights. In connection with WWE Network, if we and/or our service providers are unable to obtain sufficient rights, successfully defend the use, or otherwise alter business practices in a timely manner in response to claims for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business could be adversely affected. Many companies devote significant resources on patents relating to various aspects of streaming services. For example, there are numerous patents that broadly claim means and methods of conducting business on the Internet and we and/or our service providers have from time to time been named in lawsuits and other claims alleging violations of patents in connection with various aspects of our business. We have not searched patents relative to our technology.   While we believe we have managed this process successfully to date, defending against intellectual property claims, whether they are with or without merit, can result in costly litigation and diversion of personnel. These types of claims could result in our inability to use technology as currently configured for WWE Network or as we configure it in the future and could significantly impact our operation and monetization of the service.  As a result of this type of dispute, we and/or our service providers could also be required to develop non-infringing technology, make royalty or damage payments, enter licensing agreements, adjust merchandising or marketing activities or take other actions to resolve the claims, any of which could be costly or unavailable on acceptable terms.

International Offerings.  We have made our U.S. based WWE Network available in almost all international markets other than the People’s Republic of China and embargoed countries.  We are not currently offering different content in different countries internationally and we may find that our United States product does not resonate with consumers in other nations.  International expansion also entails greater infrastructure and differing legal and regulatory environments.  Other risks relating to foreign operations could include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating, among other things, to bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection, consumer protection, censorship, licensing and other regulatory matters.  If we are not able to manage the growing complexity of our international operations, our business could be adversely affected.

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

Our television programming is distributed by cable, satellite and broadcast networks around the globe.  As detailed above, we depend on third parties for many aspects of the operation and distribution of WWE Network.  Our films are generally also distributed by other, more established film companies.  Because a large portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain (such as due to a breach or alleged breach by either party) or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our financial outlook, liquidity, business and operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. Over the past several years we have expanded our relationship with NBC Universal ("NBCU") and they currently distribute the vast majority of our domestic television programming through their cable networks, and this relationship constitutes a significant percentage of our revenues. The number of subscribers and ratings of cable television networks in general have been reported as being impacted by viewers moving to alternative program providers, a process known as “cord cutting” and “cord shaving”.  Any resulting loss of revenue to cable television networks through lower subscriber numbers and a concomitant loss of advertising revenue could impact their willingness to invest in programming such as ours. Many of our other goods and services, such as our toys, video games and home video offerings are manufactured and sold by other parties under licenses of our intellectual property or distribution agreements.  Our inability for any of the reasons set forth in these Risk Factors to maintain and/or renew these agreements on terms favorable to us could adversely affect our financial outlook, liquidity, business and/or operating results.

Our failure to continue to build and maintain our brand of entertainment could adversely affect our operating results.

We must continue to build and maintain our strong brand identity to attract and retain fans who have a number of entertainment choices. The creation, marketing and distribution of live events, programming, (including our television, WWE Network and other programming) and films, that our fans value and enjoy is at the core of our business. The production of compelling live, televised, streamed and film content is critical to our ability to generate revenues across our media platforms and product outlets. Also important are effective consumer communications, such as marketing, customer service and public relations. The role of social media by fans and by us is an increasingly important factor in our brand perception.  If our efforts to create compelling services and goods and/or otherwise promote and maintain our brand, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events, the number of WWE Network subscribers, our film viewership and/or otherwise impact our sales of goods and services, which would adversely affect our operating results.

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

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States.  However, under FCC regulations in many instances we are responsible for closed captioning our television and internet programming and any failure to remain in compliance with these regulations could expose us to substantial costs and adverse publicity. The markets for programming (including television and WWE Network programming) in the United States and internationally may be substantially affected by government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and WWE Network programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time. Any failure by us to meet these governmental policies and/or private-sector expectations could restrict our program content and adversely affect our levels of viewership and/or the number of WWE Network subscribers result in adverse publicity and/or impact our operating results.

The markets in which we operate are intensely competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, which could adversely affect our operating results.

We face competition for our audiences from professional and college sports, as well as from other forms of live and televised, streamed and filmed entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. The manner in which audio/video content is distributed and viewed is constantly changing. Changes in technology require Company resources including personnel, capital and operating expenses.  For instance, as television delivery moves to 4K technology, the Company could face higher costs of delivering its televised content.  Conversely, technology changes have also decreased the cost of video production and distribution for certain programmers (such as through social media), which lowers the barriers to entry and increases the competition for viewership and revenues. While we attempt to distribute our programming across all platforms, our failure to continue to do so effectively (including, for example only, our emphasizing a distribution platform that in time lessens in importance or becomes obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. If other providers of video programming address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected.  For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many of the companies with whom we compete have substantially greater financial resources than we do.  Our failure to compete effectively could result in a significant loss of viewers, subscribers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could adversely affect our operating results.

We face uncertainties associated with international markets, which could adversely affect our operating results and impair our business strategy.

We are consistently negotiating and entering into new agreements and renewals and extensions of existing agreements for our products and services in international markets.  In late 2014, we began making available our U.S. based WWE Network in international markets.  Cultural norms and regulatory frameworks vary in the markets in which we operate and our products' nonconformance to local norms or applicable law, regulations or licensing requirements could interrupt our operations or affect our sales, viewership and success in the markets.  Our production of live events overseas subjects us to numerous risks involved in foreign travel and operations and also subjects us to local norms and regulations, including regulations requiring us to obtain visas for our performers. In addition, these live events and the licensing and/or sale of our goods and services in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets. Other risks relating to foreign operations include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating to, among other things, bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection, consumer protection, censorship, licensing and other regulatory matters.  These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets, which could adversely affect our business.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, which could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

In the United States and some foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events.  In international markets, third party promoters generally oversee permitting and regulatory matters.  In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of our third party promoters, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events in jurisdiction(s), in addition to the lost revenues and expenses of the missed event(s), could lead to a decline in various revenue streams in such jurisdiction(s), which could adversely affect our operating results.

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

While we generally own the intellectual property in our content, we generally do not own any intellectual property relating to the distribution of this content including through WWE Network.  From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, develop non-infringing technology or otherwise alter our business practices in a timely manner in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies devote significant resources on patents relating to many aspects of our business including WWE Network. For example, there are numerous patents that broadly claim means and methods of conducting business on the Internet, and from time to time we have been named in lawsuits and other claims alleging that we violated patents in connection with various aspects of our business.  We have not searched patents relative to our technology. While we believe we have managed this process effectively to date, defending ourselves against intellectual property claims, whether they are with or without merit can result in costly litigation and diversion of personnel. These type of claims could result in our inability to use our technology as currently configured or as we configure it in the future and could significantly impact our ability to market our services or merchandise our products. As a result of this type of dispute, we could also be required to develop non-infringing technology, make royalty or damage payments, enter into licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims, any of which could be costly or unavailable on acceptable terms.

Our distribution mechanisms for our goods and services are increasingly complex across various distribution platforms, various geographical areas and timing windows.

Our inadvertent grant of inconsistent rights to our intellectual property, goods and/or services or allegations of such inconsistent grants could result in claims of breach of our distribution agreements or licenses and/or result in litigation which could adversely impact our operations.

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

We hold numerous large live events each year, both domestically and internationally. Certain risks are inherent in events of the type we perform as well as the travel to and from them, and we are required to expend substantial resources on safety matters such as security.  Risks of travel and large live events include air and land travel interruption or accidents, the spread of illness, injuries resulting from building problems, pyrotechnics or other equipment malfunction, terrorism or other violence, local labor strikes and other force majeure type events. These issues could result in personal injuries or deaths, canceled events and other disruptions to our business for which our business interruption insurance may be insufficient.  Any of these occurrences also could result in liability to other parties for which we may not have insurance.  Any of these risks could adversely affect our business, financial condition and/or results of operations.

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

In addition to the risks noted above relating to WWE Network, we could face a variety of risks if we expand into other new and complementary businesses and/or make certain investments or acquisitions.

We have entered into new or complementary businesses and made equity and debt investments in other companies in the past and plan to continue to do so in the future. We may also enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances. Risks of this expansion and/or these investments and transactions may include, among other risks: potential diversion of management’s attention and other resources, including available cash, from our existing businesses; unanticipated liabilities or contingencies; reduced earnings due to increased amortization; loss on investments due to poor performance by the business invested in; inability to successfully integrate a new business; revaluations of debt and equity investments as well as market, credit and interest-rate risks (any of which could result in  impairment charges and other costs); competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs which could affect our business, financial condition and operating results.

We face various risks relating to our computer systems and online operations, which could have a negative impact on our financial condition or our results of operations.

The Company faces the risk of a security breach or disruption, whether through external cyber intrusion or from persons with access to systems inside our organization.  The Company commits significant personnel and financial resources to maintain the security of its computer systems, including implementing various measures to monitor and manage the risk of a security breach or disruption, and to plan for the mitigation of losses if such breach or disruption were to occur. There can be no assurance that these security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them or able to mitigate damages from them, if any such breach or disruption were to occur. The Company also utilizes third party service providers in several aspects of its operations (including WWE Network), and these third parties are also subject to risks of security breach or disruption.  The Company is not able to assure the effectiveness of security among our service providers.  The Company and certain of its third party service providers receive personal information through web services including WWE Network. In many instances this information is subject to the Company's privacy policies. Personal information received by our service providers includes credit card information in certain instances, most notably WWE Network, our live event merchandise sales and WWEShop, the Company's internet retail operations. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the computer systems of the Company or one or more of its service providers could disrupt the proper functioning of these systems and therefore the Company's  operations (for which we likely will not carry sufficient insurance); result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result (if, in fact, they can be remedied), and subject the Company to litigation or damage to its reputation.  Any or all of these could have a negative impact on our financial condition or results of operations.

Our businesses entail certain risks relating to privacy norms and regulations.

We and our partners collect certain data supplied by our fans including WWE Network subscribers.  We utilize this data in certain ways including our marketing efforts. We face complex legal obligations domestically and internationally regarding the manner in which we treat and use such information.  Certain of these legal obligations carry substantial monetary penalties if breached. Unintentional noncompliance by us or our partners of these regulations could have an adverse effect on our business. If we were to disclose or use data about our fans in a manner that is objectionable to them or is contrary to applicable law, our business reputation could be adversely affected.  We could also face potential legal claims that could impact our operating results.

A decline in general economic conditions or disruption of financial markets may, among other things, reduce the discretionary income of consumers or erode advertising markets, which could adversely affect our business.

Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live events, programming (including WWE Network), films and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit the ability of our licensees and distributors to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Our television partners derive revenues from the sale of advertising. We also sell advertising directly on our website, on WWE Network and, depending upon the distribution methods used to monetize additional content, we may have additional advertising to sell. Softness in the advertising markets due to a weak economic environment or otherwise, could adversely affect our revenues or the financial viability of our distributors.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts which could potentially have a material adverse effect on our results of operations.

A substantial portion of our accounts receivable for WWE Network, pay-per-view, television and home video programming is from distributors and licensees who produce consumer products containing our intellectual property. The concentration of our accounts receivable across a limited number of distributors and licensees subjects us to individual credit risk with respect to these parties who could become insolvent or declare bankruptcy, rendering collection impossible.  Certain of the parties are located overseas which can make collections more difficult and, at times, economically unfeasible.  Additionally, adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors, including our key distributors and/or licensees. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

Servicing our debt will require a significant amount of cash, and we could have insufficient cash flow from operations or lack of access to sources of financing to meet these obligations and/or our other liquidity needs.

Our total consolidated debt, including the $200.0 million aggregate principal amount of 3.375% convertible senior notes due 2023 that the Company issued in a private offering in December 2016 (the "Notes"), is significant.  In January 2017, pursuant to the exercise of an over-allotment option, an additional $15.0 million aggregate principal amount of the Notes was issued.  We also have availability under our $100.0 million revolving credit facility (the "Revolving Credit Facility"). Through certain of our subsidiaries, the Company also has in place a films financing credit facility secured by certain of our films, a term loan secured by the Company’s jet and a real estate mortgage in the principal amount of $23.0 million secured by the related real estate (the “Asset-Backed Facilities”).

We believe we have sufficient liquidity for at least the next twelve months for our needs (including the payment of our dividend).  However, our ability to make scheduled principal and interest payments on the Notes and under the Revolving Credit Facility, the Asset-Backed Facilities and any other indebtedness that may be outstanding at the time will depend on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including the items described elsewhere in these Risk Factors.  Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and provide for all our other uses of cash including capital and operating expenditures and paying our dividend. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives which, assuming they are, in fact, available, could be onerous, dilutive or otherwise affect our operations and/or the market price of our Common Stock.  Such alternatives could include, for example, substantially reducing our cost structure, selling assets, reducing or eliminating our dividend, obtaining additional equity capital and/or refinancing/replacing the indebtedness.  We may not be able to engage in any of these activities on desirable terms or at all due to our then existing financial condition, market conditions, regulatory matters or contractual obligations (including, for example, any restrictions under our Revolving Credit Facility or other credit agreement or debt instruments that may exist at that time).  Any failure to make a required payment under our indebtedness may constitute a default under that indebtedness and under other indebtedness due to cross-default provisions and could trigger acceleration clauses causing the obligations to become immediately due and payable.  The occurrence of one or more of these risks could materially and adversely affect our financial condition and operating results.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under ASC 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

We could incur substantial liabilities if litigation is resolved unfavorably.

The Company has been named as a defendant in lawsuits alleging, among other things, that performers received traumatic brain injuries while performing for the Company and may have CTE.  One such suit also alleges that the Company misclassified its talent as independent contractors rather than employees. The Company strongly disputes the merit of this type of case and moved to dismiss the lawsuits, which were consolidated for most purposes. Several of the claims have been dismissed, and the Company has moved to dismiss or for summary judgment on all remaining claims. If our current dispositive motions are not granted, or if any dismissals are reversed on appeal (once an appeal can be taken), the Company plans to continue to defend itself vigorously (including, if necessary, opposing class certification in the two cases filed as putative class actions).  The Company’s insurance coverage for these cases is unclear.  The Company has also been named in a suit that alleges class action status and alleges claims for breach of contract, among other things, relating to WWE’s alleged failure to pay royalties for streaming video on WWE Network.  The Company believes all these claims are without merit and intends to continue to defend itself vigorously. In the ordinary course of business we become subject to various other complaints and litigation matters.

By its nature, the outcome of litigation is difficult to assess and quantify, and its continuing defense is costly. Any adverse judgment or settlement could have a material adverse impact on our financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut. We also have sales offices in New York, Orlando, Atlanta and Chicago and have international offices in London, Tokyo, Shanghai, Mumbai, Munich, Mexico, Singapore, and Dubai. We own three buildings in which our executive and administrative offices, our television and music recording studios and our production operations are located. During 2016, we purchased an office building located in Stamford, Connecticut, assuming the landlord’s interest in two long-term leases with existing tenants. We have occupied space in this building primarily for our television production operations for several years, and we intend to expand into additional space in this building in the future. We lease space for our sales offices, WWE Studios office and other facilities.

Our principal properties consist of the following:

Facility	Location	Square Feet		Owned/ Leased	Expiration Date of Lease
Corporate offices	Stamford, CT	94,200		Owned	—
Warehouse space	Norwalk, CT	121,500		Leased	January 2020
Production facilities, office and warehouse space	Stamford, CT	203,200	(1)	Owned	—
Corporate offices	Stamford, CT	31,000		Leased	Various through May 2018
WWE Performance Center and warehouse space	Orlando, FL	45,100		Leased	Various through June 2018
Sales offices	Various	29,300		Leased	Various through December 2026
WWE Studios office	Los Angeles, CA	13,200		Leased	April 2020
Warehouse space	Stamford, CT	5,600		Leased	May 2018

(1)	Includes 96,200 square feet of space leased to other tenants within the office building.

All of the facilities listed above are utilized in our Media Division, in Live Events, in our Consumer Products Division and in our Corporate and Other segment, with the exception of the WWE Studios office in Los Angeles, which primarily focuses on our WWE Studios segment.

Item 3.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso.  Such discovery was completed by June 1, 2016, and on March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss.  On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit.  On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit.  On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases.  The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit on August 1, 2016.  Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts.  This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws.  This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property.  The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon.  The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint.  On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc.    The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on WWE Network.  On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, seeks to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant. On November 4, 2016, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their amended complaint on November 7, 2016.  On December 2, 2016, the Company moved to dismiss the amended complaint.  The Company believes all claims against the Company in this lawsuit are without merit and intends to continue to defend itself vigorously.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims.  By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

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

The following table sets forth the high and the low sale prices per share of our Class A common stock as reported by the New York Stock Exchange and the dividends declared per share of Class A and Class B common stock for the periods indicated:

Fiscal Year 2016

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$18.93	$19.72	$21.55	$21.30	$21.55
Low	$14.20	$15.55	$17.80	$16.77	$14.20
Class A dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

Fiscal Year 2015

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$17.91	$17.80	$23.63	$21.33	$23.63
Low	$9.82	$13.01	$15.40	$15.52	$9.82
Class A dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

There were 7,725 holders of record of Class A common stock and three holders of record of Class B common stock on February 7, 2017. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock, and as a result, can effectively exercise control over our affairs.

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

The Company has an amended and restated $100.0 million senior unsecured revolving credit facility ("the Amended and Restated Revolving Credit Facility"). The Amended and Restated Revolving Credit Facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder.  As of December 31, 2016, we were in compliance with the provisions of the Amended and Restated Revolving Credit Facility and, as a result, we are not restricted from paying dividends to our stockholders.    Whether or not our Amended and Restated Revolving Credit Facility is available, we believe we have sufficient liquidity for our operating needs and payment of our dividend for at least the next twelve months.

Cumulative Total Return Chart

Set forth below is a line graph comparing, for the period commencing December 31, 2011 and ended December 31, 2016, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2011 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
World Wrestling Entertainment, Inc.	100.00	89.65	197.35	151.81	225.86	239.10
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
S&P Movies & Entertainment	100.00	134.64	209.46	246.78	223.97	247.20

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

Financial Highlights: (in millions, except per share data)

	For the year ended December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Net revenues	$729.2	$658.8	$542.6	$508.0	$484.0
Operating income (loss)	$55.6	$38.8	$(42.2)	$5.9	$43.2
Net income (loss)	$33.8	$24.1	$(30.1)	$2.8	$31.4
Earnings (Loss) per share, basic and diluted	$0.44	$0.32	$(0.40)	$0.04	$0.42
Dividends declared per Class A share	$0.48	$0.48	$0.48	$0.48	$0.48
Dividends declared per Class B share	$0.48	$0.48	$0.48	$0.48	$0.48

	As of December 31,
	2016	2015	2014	2013	2012
Cash, cash equivalents and short-term investments	$267.1	$102.4	$115.4	$109.4	$152.4
Total assets	$600.9	$409.1	$382.6	$378.5	$381.4
Total debt (6)	$202.7	$21.6	$25.9	$29.6	$—
Total stockholders’ equity	$239.7	$209.3	$205.9	$265.9	$294.7

(1)	Operating income includes impairment charges on our feature films of $0.8 million (See Note 7 to the consolidated financial statements).
(2)

Operating income includes impairment charges on our feature films of $0.5 million (See Note 7 to the consolidated financial statements).  Operating income also includes a $7.1 million non-cash abandonment charge to write-off costs relating to a significant media center expansion project.  These costs, which included architectural, engineering and technical design costs, were incurred several years ago but the expansion was delayed due to the economic uncertainty at the time. Changes in our operations further delayed the expansion project. In light of the Company’s changed operating model, including the increased production demands of WWE Network and headcount requirements, the Company made the determination that these plans would not be viable and as such abandoned and wrote-off the asset balance associated with the project as a loss on abandonment which is reflected in our Corporate and Other segment (See Note 6  to the consolidated financial statements).

(3)

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

(4)

Operating income includes impairment charges on our feature films of $11.7 million and $10.7 million of costs associated with our emerging content and distribution efforts, including WWE Network, partially offset by the positive impact of $3.4 million resulting from the transition of our video game business to a new licensee.

(5)

Operating income includes $8.2 million of costs associated with our emerging content and distribution efforts, including WWE Network.  Net income also includes the impact of a $4.4 million tax benefit relating to previously unrecognized tax benefits.

(6)

Total debt includes $161.0 million of convertible senior notes outstanding as of December 31, 2016.  In December 2016, we completed a private offering and sale of $200.0 million aggregate principal amount of 3.375% convertible senior notes due in 2023.  The balance represents the liability component, net of unamortized debt discount and debt issuance costs (See Note 11 to the consolidated financial statements).

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

Corporate & Other:

•

Revenues consist of amounts earned from talent appearances.  Expenses are presented into two categories comprised of Corporate Support and Business Support. Corporate Support expenses primarily include our corporate general and administrative functions.  Business Support expenses include our sales and marketing functions, include our international offices, and talent development function, including the costs associated with our WWE Performance Center, as well as business strategy and data analytics support. Additionally, Corporate and Other includes all intersegment eliminations recorded in consolidation.

Results of Operations

The Company presents OIBDA as the primary measure of segment profit (loss). As a means to summarize the OIBDA measure, we also present total consolidated OIBDA, divisional OIBDA for certain groupings of our segments (discussed further below) and OIBDA as a percentage of revenues. The Company defines OIBDA as operating income before depreciation and amortization (excluding feature film and television production asset amortization and impairments, as well as the amortization of costs related to content delivery and technology assets utilized for our WWE Network). The Company believes the presentation of OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources.  Additionally, we believe that OIBDA provides a meaningful representation of operating cash flows within our segments.

OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. A limitation of OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business. OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP.  We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. See Note 20, Segment Information, in the accompanying consolidated financial statements for a reconciliation of OIBDA to operating income for the periods presented.

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments. These costs are presented into two categories, Corporate Support and Business Support.  Corporate Support expenses primarily include our corporate general and administrative functions.  Business Support expenses include our sales and marketing functions, our international offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions. Revenues from transactions between our operating segments are not material. Included in Corporate and Other are intersegment eliminations recorded in consolidation.

While the reporting of our financial results is done at a segment level, we provide divisional sub-totals for revenues and OIBDA for our Media and Consumer Products Divisions. The Media Division is comprised of our Network, Television, Home Entertainment and Digital Media segments and represents the monetization of WWE content assets across various distribution channels. The Consumer Products Division is comprised of our Licensing, Venue Merchandise and WWEShop segments, which derive their revenues from the monetization of our intellectual property through royalties, license fees and the sale of WWE branded merchandise. We believe the divisional construct is relevant as we continually evaluate the best manner to exploit our content and intellectual property through various channels in a rapidly changing media landscape.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

(dollars in millions)

Summary

The following tables present our consolidated results followed by our OIBDA results:

			Increase
	2016	2015	(decrease)
Net revenues
Media Division:
Network	$180.9	$159.4	13%
Television	241.7	231.1	5%
Home Entertainment	13.1	13.4	(2)%
Digital Media	26.9	21.5	25%
Total Media Division	462.6	425.4	9%
Live Events	144.4	124.7	16%
Consumer Products Division:
Licensing	49.1	48.9	0%
Venue Merchandise	24.2	22.4	8%
WWEShop	34.6	27.1	28%
Total Consumer Products Division	107.9	98.4	10%
WWE Studios	10.1	7.1	42%
Corporate & Other	4.2	3.2	31%
Total net revenues (1)	729.2	658.8	11%
Cost of revenues
Media Division:
Network	123.3	107.0	15%
Television	120.1	129.0	(7)%
Home Entertainment	6.5	7.7	(16)%
Digital Media	9.4	8.5	11%
Total Media Division	259.3	252.2	3%
Live Events	99.2	84.3	18%
Consumer Products Division:
Licensing	13.5	12.2	11%
Venue Merchandise	12.8	12.2	5%
WWEShop	24.8	19.8	25%
Total Consumer Products Division	51.1	44.2	16%
WWE Studios	5.8	4.1	41%
Corporate & Other	14.6	12.5	17%
Total cost of revenues (2)	430.0	397.3	8%
Selling, general and administrative expenses
Corporate & Other (3)	168.3	155.7	8%
All other segments	50.8	37.1	37%
Total selling, general and administrative expenses	219.1	192.8	14%
Loss on abandonment (4)	—	7.1	(100)%
Depreciation and amortization	24.4	22.8	7%
Operating income	55.7	38.8	44%
Investment and other expense, net	(2.5)	(2.6)	4%
Income before income taxes	53.2	36.2	47%
Provision for income taxes	19.4	12.1	60%
Net income	$33.8	$24.1	40%

(1)

Our consolidated net revenues increased by $70.4 million, or 11%, in 2016 as compared to 2015. This increase was primarily driven by $29.5 million of increased subscription revenues related to the growth of our WWE Network in new and existing territories and $14.6 million in incremental revenues associated with the escalation of our television rights fees. Higher average ticket prices and increased attendance contributed $11.8 million to our live events revenues, while the growth of our NXT brand resulted in increased live event revenues of $4.1 million. An increase in merchandise sales also contributed $9.3 million of incremental revenues.  These increases were partially offset by a $8.0 million decline in our pay-per-view revenues due to the continued growth and expansion of WWE Network. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated cost of revenues increased by $32.7 million, or 8%, in 2016 as compared to 2015.  In 2016, we incurred $13.1 million of additional programming related costs in our Network segment in support of our focus on adding original programming to WWE Network and additional pay-per-view events.  The $14.9 million increase in cost of revenues in the Live Events segment was driven by an increased number of events, including international events, coupled with higher WrestleMania costs. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)	Refer to the Corporate & Other section within MD&A for a detailed analysis of the changes.
(4)

Loss on abandonment in 2015 includes a $7.1 million non-cash abandonment charge to write-off the value of costs related to a media center expansion project that were incurred several years ago but the expansion was delayed due to the economic uncertainty at the time. The Company made the determination that these plans would not be viable and as such abandoned and wrote-off the asset balance associated with the project.

			Increase
	2016	2015	(decrease)
OIBDA
Media Division:
Network	$43.0	$48.4	(11)%
Television	119.8	97.0	24%
Home Entertainment	5.3	4.6	15%
Digital Media	4.6	4.4	5%
Total Media Division	172.7	154.4	12%
Live Events	41.8	38.0	10%
Consumer Products Division:
Licensing	27.4	28.8	(5)%
Venue Merchandise	9.8	8.9	10%
WWEShop	7.3	5.1	43%
Total Consumer Products Division	44.5	42.8	4%
WWE Studios	(0.2)	(1.5)	87%
Corporate & Other	(178.7)	(172.1)	4%
Total OIBDA	$80.1	$61.6	30%

	2016		2015
Reconciliation of Operating Income to OIBDA		% of Rev		% of Rev
Media Division:
Operating income	$161.3	35%	$144.2	34%
Depreciation and amortization	11.4	2%	10.2	2%
Media Division OIBDA	$172.7	37%	$154.4	36%
Consumer Products Division:
Operating income	$44.5	41%	$42.8	43%
Depreciation and amortization	—	—%	—	—%
Consumer Products Division OIBDA	$44.5	41%	$42.8	43%
Consolidated:
Operating income	$55.7	8%	$38.8	6%
Depreciation and amortization	24.4	3%	22.8	3%
Total OIBDA	$80.1	11%	$61.6	9%

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

			Increase
	2016	2015	(decrease)
Revenues - Media Division
Network	$180.9	$159.4	13%
Subscriptions	$168.3	$138.8	21%
Pay-per-view	$12.6	$20.6	(39)%
Monthly subscription price (dollars) (a)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,403,000	1,217,100	15%
Domestic	1,032,600	939,900	10%
International (b)	370,400	277,200	34%
Number of average paid subscribers	1,417,900	1,139,400	24%
Television	$241.7	$231.1	5%
Home Entertainment	$13.1	$13.4	(2)%
Gross units shipped	1,594,400	2,081,400	(23)%
Digital Media	$26.9	$21.5	25%
Total	$462.6	$425.4	9%

Television Ratings (c)
Average weekly household ratings for RAW	2.5	2.8	(11)%
Average weekly household ratings for SmackDown	1.9	1.8	6%
Average weekly household ratings for Total Divas (E!)	0.6	0.9	(33)%

(a)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(b)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.
(c)	Source: Nielsen, Live + Same Day data. Television ratings represent the percentage of homes in the United States that tuned into weekly programming.

					Increase
	2016		2015		(decrease)
OIBDA - Media Division		% of Rev		% of Rev
Network (1)	$43.0	24%	$48.4	30%	(11)%
Television (1)	$119.8	50%	$97.0	42%	24%
Home Entertainment	$5.3	40%	$4.6	34%	15%
Digital Media	$4.6	17%	$4.4	20%	5%
(1)

See Note 20, Segment Information, in the Notes to Consolidated Financial Statements for a discussion of our cost allocation methodology between the Network and Television segments, which was implemented during the first quarter of 2016.  During the current year, $15.4 million of costs were allocated from Television to Network.  A comparable allocation did not occur in the prior year.

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $21.5 million, or 13%, in 2016 as compared to 2015.  WWE Network revenues increased by $29.5 million, or 21%, in 2016 as compared to 2015, driven primarily by the increase in paid subscribers. During the year ended December 31, 2016, WWE Network had an average of 1,417,900 paid subscribers, compared to an average of 1,139,400 subscribers in 2015.  During the year ended December 31, 2016, there were 1,858,700 gross additions to WWE Network’s subscriber base, offset by churn of 1,672,800 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). The subscription pricing of WWE Network at December 31, 2016 is $9.99 per month with no minimum commitment. The increased revenues generated by WWE Network in 2016 were partially offset by the decline in pay-per-view revenues of $8.0 million, or 39%. This decline was primarily attributable to the continued growth and expansion of WWE Network; as WWE Network grows, pay-per-view revenues are expected to decline since our pay-per-view events are available on WWE Network.  The decrease in Network OIBDA as a percentage of revenues in 2016 as compared to 2015 was due to higher programming related costs of $13.1 million and the impact of shared costs that we now allocate to the Network segment from our Television segment. On January 1, 2016, we began allocating certain shared costs and expenses between our Network and Television segments, as these allocations are intended to more accurately reflect the operating performance of these segments.  The impact of the allocation during 2016 was a decline in Network OIBDA of $15.4 million.  A comparable allocation did not occur in 2015.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $10.6 million, or 5%, in 2016 as compared to 2015.  This increase was the result of contractual increases of $14.6 million associated with television distribution agreements and $3.9 million of revenues associated with our new licensed reality based series, Total Bellas.  This increase was partially offset by the impact of our other licensed reality based series, Total Divas and Tough Enough.  There were 20 new episodes of these licensed reality series in 2016 as compared to 33 episodes in 2015, which resulted in a decrease in revenues of $6.7 million.  The increase in Television OIBDA as a percentage of revenues in 2016 as compared to 2015 was primarily driven by a change in product mix, as the licensed reality based series mentioned above typically have a lower margin than our other television programming.  Additionally, Television OIBDA was favorably impacted by a $15.4 million allocation methodology change, as described above.

Home Entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $0.3 million, or 2%, in 2016 as compared to 2015.  The decrease was due to a 23% decline in units shipped, mostly offset by lower DVD and Blu-Ray returns of $2.7 million and the impact of a 6% increase in the average price per unit sold. The increase in Home Entertainment OIBDA as a percentage of revenues in 2016 as compared to 2015 was primarily driven by lower production costs of $1.3 million related to the decline in units shipped of our DVD and Blu-Ray discs.

Digital Media revenues increased by $5.4 million, or 25%, in 2016 as compared to 2015, primarily due to increased advertising revenues, including an increase of $4.9 million associated with our content viewed on YouTube.  The decrease in Digital Media OIBDA as a percentage of revenues in 2016 as compared to 2015 was primarily driven by increased staff related and professional services costs of $3.2 million to support various technology initiatives.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

			Increase
	2016	2015	(decrease)
Revenues - Live Events
Live events	$141.1	$122.4	15%
North America	$104.8	$93.0	13%
International	$36.3	$29.4	23%
Total live event attendance (1)	2,101,800	2,055,000	2%
Number of North American events (1)	280	273	3%
Average North American attendance (1)	5,800	6,000	(3)%
Average North American ticket price (dollars) (1)	$58.19	$53.22	9%
Number of international events (1)	64	56	14%
Average international attendance (1)	7,500	7,300	3%
Average international ticket price (dollars) (1)	$65.85	$65.10	1%
Travel packages	$3.3	$2.3	43%
Total	$144.4	$124.7	16%

(1)

Metrics above exclude the events for our NXT brand.  This is an emerging brand that typically conducts their events in smaller venues with lower ticket prices.  We conducted 189 NXT events with paid attendance of 187,800 and average ticket prices of $37.32 in 2016 as compared to 120 events with paid attendance of 92,500 and average ticket prices of $36.71 in 2015.

			Increase
	2016	2015	(decrease)
OIBDA - Live Events
Live events	$40.1	$36.9	9%
Travel packages	1.7	1.1	55%
Total	$41.8	$38.0	10%
OIBDA as a percentage of revenues	29%	30%

Live events revenues, which include revenues from ticket sales and travel packages, increased by $19.7 million, or 16%, in 2016 as compared to 2015.  Revenues from our North America live events business increased by $11.8 million, or 13%, primarily due to higher average ticket prices, including WrestleMania, which increased revenues by $8.1 million, partially offset by a $1.2 million reduction in revenues due to lower attendance at these events.  Revenues from our international live events business increased by $6.9 million, or 23%, primarily due to $4.6 million of increased revenues due to higher average attendance and eight additional events.  Also contributing to the overall increase in revenues was a $4.1 million positive impact associated with an expanded touring schedule for the Company’s emerging NXT brand.  Live events OIBDA as a percentage of revenues decreased slightly in 2016 as compared to 2015, primarily due to the mix of venues in which the events were held.

Consumer Products Division

The following tables present the performance results and key drivers for our segments within our Consumer Products division (dollars in millions, except where noted):

			Increase
	2016	2015	(decrease)
Revenues - Consumer Products Division
Licensing	$49.1	$48.9	0%
Venue merchandise	24.2	22.4	8%
Domestic per capita spending (dollars)	$10.89	$10.54	3%
WWEShop	34.6	27.1	28%
Average WWEShop revenues per order (dollars)	$44.61	$45.87	(3)%
Total	$107.9	$98.4	10%

					Increase
	2016		2015		(decrease)
OIBDA - Consumer Products Division		% of Rev		% of Rev
Licensing	$27.4	56%	$28.8	59%	(5)%
Venue merchandise	$9.8	40%	$8.9	40%	10%
WWEShop	$7.3	21%	$5.1	19%	43%

Licensing revenues increased slightly in 2016 as compared to 2015.   The decrease in Licensing OIBDA as a percentage of revenues in 2016 as compared to 2015 was primarily due to increased talent participation expenses driven by product mix.

Venue merchandise revenues increased by $1.8 million, or 8%, in 2016 as compared to 2015, primarily due to  a 3% increase in per capita merchandise spend. Venue merchandise OIBDA as a percentage of revenues was essentially unchanged in 2016 as compared to 2015.

WWEShop revenues increased by $7.5 million, or 28%, in 2016 compared to 2015,  due to a 31% increase in the volume of online merchandise orders to 771,500 orders. Orders increased primarily due to the impact of additional distribution channels, including in international territories, continued marketing efforts and a broader assortment of products offered.  This increase was partially offset by a  3% decline in the average revenue per order to $44.61 in 2016.  The increase in WWEShop OIBDA as a percentage of revenues in 2016 as compared to 2015 was due to leveraging our fixed costs and improved fulfillment processes.

WWE Studios

WWE Studios revenues increased by $3.0 million, or 42%, in 2016 as compared to 2015.  We released five films,  Countdown, Scooby Doo! & WWE: Curse of the Speed Demon, Interrogation,  Incarnate and Eliminators, in 2016, as compared to six films in 2015.  As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios revenues of $10.1 million in 2016 include $3.0 million from film releases in 2015, with prior releases contributing the remainder of film revenues. WWE Studios revenue of $7.1 million in 2015 includes $2.5 million from film releases in 2014, with prior releases contributing the remainder of film revenues.  WWE Studios OIBDA increased $1.3 million in 2016 as compared to 2015,  due, in part, to the increase in revenues, and changes to the terms of the distribution of a previously released film, which resulted in lower expenses of $1.1 million.

At December 31, 2016, the Company had $27.1 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $13.9 million is for films in-release, $3.4 million is for films in production and the remaining $9.8 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  We recorded impairment charges of $0.8 million and $0.5 million in 2016 and 2015, respectively.

Corporate & Other

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments. These costs are presented into two categories, Corporate Support and Business Support.  Corporate Support expenses primarily include our corporate general and administrative functions.  Business Support expenses include our sales and marketing functions, our international offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions. The presentation of Corporate & Other expenses in these two categories provides further details on the primary composition of our Selling, general and administrative expenses as presented in our Consolidated Statements of Operations as the majority of Selling, general and administrative expenses are comprised of expenses from our Corporate & Other segment.

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the year ended December 31,
	2016			2015
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$4.2	$4.2	$—	$3.2	$3.2	31%

Corporate & Other expenses:
Staff related	$23.3	$36.5	$59.8	$23.9	$32.2	$56.1	7%
Management incentive compensation	10.9	13.6	24.5	10.9	13.7	24.6	(0)%
Legal, accounting and other professional	17.3	12.0	29.3	16.8	7.3	24.1	22%
Travel and entertainment expenses	0.2	5.9	6.1	0.2	5.7	5.9	3%
Advertising, marketing and promotion	0.5	9.4	9.9	0.5	7.7	8.2	21%
Corporate insurance	2.6	1.3	3.9	2.7	1.6	4.3	(9)%
Bad debt expense	(0.4)	—	(0.4)	0.6	—	0.6	(167)%
Talent related expenses (1)	—	20.4	20.4	—	17.8	17.8	15%
Other expenses	18.4	11.0	29.4	16.8	9.8	26.6	11%
Corporate & Other expenses	$72.8	$110.1	$182.9	$72.4	$95.8	$168.2	9%
Corporate & Other as a percentage of net revenues	10%	15%	25%	11%	15%	26%

Loss on abandonment	—	—	—	7.1	—	7.1	100%

OIBDA - Corporate & Other	$(72.8)	$(105.9)	$(178.7)	$(79.5)	$(92.6)	$(172.1)	4%

(1)

Talent related expenses within Business Support include costs associated with our WWE Performance Center, talent appearances and certain talent support costs. Talent costs associated with specific revenue streams are excluded from the above amounts and included within applicable business segments.

Corporate and Other expenses increased by $14.7 million, or 9%, in 2016 as compared to 2015.  This increase is primarily due to increases in professional fees of $4.7 million in support of company-wide strategic initiatives,  staff related costs of $3.7 million due to increased headcount, talent related costs of $2.6 million in support of talent development and investments of $1.6 million in global branding.

Corporate and Other OIBDA for 2015 included a non-cash abandonment charge of $7.1 million to write-off the value of costs related to a media center expansion project that were incurred several years ago but the expansion was delayed due to the economic uncertainty at the time. The Company made the determination that these plans would not be viable and abandoned and wrote-off the asset balance associated with the project as Loss on abandonment on our Consolidated Statements of Operations, which is reflected in our Corporate and Other segment results.

Depreciation and Amortization

(dollars in millions)

			Increase
	2016	2015	(decrease)
Depreciation and amortization	$24.4	$22.8	7%

Depreciation and amortization expense increased $1.6 million, or 7%, in 2016 as compared to 2015, primarily driven by a higher asset base.

Investment Income, Interest and Other Expense, Net

(dollars in millions)

			Increase
	2016	2015	(decrease)
Investment income, net	$2.3	$1.8	28%
Interest expense	$(3.0)	$(2.4)	25%
Other expense, net	$(1.8)	$(2.0)	10%

Investment income, net during the years ended December 31, 2016 and 2015 includes $1.6 million and $1.0 million, respectively, of equity method earnings, representing our pro-rata portion from an equity method investment entered into during the first quarter of 2015. Investment income, net also includes income of $0.7 million and $0.8 million from our short term investment instruments during 2016 and 2015, respectively. Interest expense, which relates primarily to interest and amortization associated with the Notes, our debt facilities, assumed mortgage and aircraft financing,  increased by $0.6 million in 2016 as compared to 2015, primarily driven by the interest associated with the Notes and mortgage assumed during 2016. Other expense, net is primarily comprised of foreign currency translation net losses of $1.4 million and certain excise taxes of $0.7 million, partially offset by $0.7 million  of  rental income.

Income Taxes

(dollars in millions)

			Increase
	2016	2015	(decrease)
Provision for (benefit from) income taxes	$19.4	$12.1	60%
Effective tax rate	36%	33%

The effective tax rate was 36% in 2016 as compared to 33% in 2015.  The higher rate in 2016 is primarily attributable to a reduction in the domestic production activity benefit.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

(dollars in millions)

Summary

The following tables present our consolidated results followed by our OIBDA results:

			Increase
	2015 (1)	2014 (2)	(decrease)
Net revenues
Media Division:
Network	$159.4	$115.0	39%
Television	231.1	176.7	31%
Home Entertainment	13.4	27.3	(51)%
Digital Media	21.5	20.9	3%
Total Media Division	425.4	339.9	25%
Live Events	124.7	110.7	13%
Consumer Products Division:
Licensing	48.9	38.6	27%
Venue Merchandise	22.4	19.3	16%
WWEShop	27.1	20.2	34%
Total Consumer Products Division	98.4	78.1	26%
WWE Studios	7.1	10.9	(35)%
Corporate & Other	3.2	3.0	7%
Total net revenues	658.8	542.6	21%
Cost of revenues
Media Division:
Network	107.0	111.5	(4)%
Television	129.0	110.5	17%
Home Entertainment	7.7	11.1	(31)%
Digital Media	8.5	12.8	(34)%
Total Media Division	252.2	245.9	3%
Live Events	84.3	79.0	7%
Consumer Products Division:
Licensing	12.2	8.8	39%
Venue Merchandise	12.2	10.1	21%
WWEShop	19.8	14.8	34%
Total Consumer Products Division	44.2	33.7	31%
WWE Studios	4.1	5.9	(31)%
Corporate & Other	12.5	13.1	(5)%
Total cost of revenues	397.3	377.6	5%
Selling, general and administrative expenses
Corporate & Other	155.7	141.3	10%
All other segments	37.1	39.2	(5)%
Total selling, general and administrative expenses	192.8	180.5	7%
Loss on abandonment	7.1	—	100%
Depreciation and amortization	22.8	26.7	(15)%
Operating income (loss)	38.8	(42.2)	192%
Loss on equity investment	—	(4.0)	100%
Investment and other expense, net	(2.6)	(3.1)	16%
Income (loss) before income taxes	36.2	(49.3)	173%
Provision for (benefit from) income taxes	12.1	(19.2)	163%
Net income (loss)	$24.1	$(30.1)	180%

(1)

2015 results included a $7.1 million non-cash abandonment charge to write-off the value of costs related to a media center expansion project that were incurred several years ago but the expansion was delayed due to the economic uncertainty at the time. Changes in our operations further delayed the expansion project. The Company made the determination that these plans would not be viable and abandoned and wrote-off the asset balance associated with the project as a loss on abandonment, which is reflected in our Corporate and Other segment. 2015 results also included $0.5 million of impairment charges related to our film portfolio, and are reflected in our WWE Studios segment.

(2)

2014 results included the following items impacting comparability: (i) $4.2 million in restructuring charges comprised of $2.4 million related to severance and other costs primarily reflected in Corporate and Other Expense with $0.3 million reflected in our Digital Media segment, and $1.8 million related to the impairment of gamification assets, which is included in Depreciation and amortization expense; (ii) a $4.0 million impairment of an equity investment, which is included in Loss on equity investment; (iii) a $1.6 million adjustment to write-down the carrying value of our former corporate aircraft to its estimated fair value, included in Depreciation and amortization expense; and (iv) $1.5 million of impairment charges related to our film portfolio reflected in our WWE Studios segment.

			Increase
	2015	2014	(decrease)
OIBDA
Media Division:
Network	$48.4	$(1.8)	2,789%
Television	97.0	61.9	57%
Home Entertainment	4.6	15.0	(69)%
Digital Media	4.4	0.3	1,367%
Total Media Division	154.4	75.4	105%
Live Events	38.0	27.8	37%
Consumer Products Division:
Licensing	28.8	21.0	37%
Venue Merchandise	8.9	7.7	16%
WWEShop	5.1	3.5	46%
Total Consumer Products Division	42.8	32.2	33%
WWE Studios	(1.5)	0.5	(400)%
Corporate & Other	(172.1)	(151.4)	14%
Total OIBDA	$61.6	$(15.5)	497%

	2015		2014
Reconciliation of Operating Income to OIBDA		% of Rev		% of Rev
Media Division:
Operating income	$144.2	34%	$64.3	19%
Depreciation and amortization	10.2	2%	11.1	3%
Media Division OIBDA	$154.4	36%	$75.4	22%
Consumer Products Division:
Operating income	$42.8	43%	$32.2	41%
Depreciation and amortization	—	—%	—	—%
Consumer Products Division OIBDA	$42.8	43%	$32.2	41%
Consolidated:
Operating income (loss)	$38.8	6%	$(42.2)	(8)%
Depreciation and amortization	22.8	3%	26.7	5%
Total OIBDA	$61.6	9%	$(15.5)	(3)%

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

Media Division

The following tables present the performance results for our segments within our Media division (dollars in millions, except where noted):

			Increase
	2015	2014	(decrease)
Revenues - Media Division
Network	$159.4	$115.0	39%
Subscriptions	$138.8	$69.5	100%
Pay-per-view	$20.6	$45.2	(54)%
WWE Classics On Demand (a)	$—	$0.3	(100)%
Monthly subscription price (dollars) (b)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,217,100	816,000	49%
Domestic	939,900	772,000	22%
International (c)	277,200	44,000	530%
Number of average paid subscribers (d)	1,139,400	567,000	101%
Television	$231.1	$176.7	31%
Home Entertainment	$13.4	$27.3	(51)%
Gross units shipped	2,081,400	2,674,400	(22)%
Digital Media	$21.5	$20.9	3%
Total	$425.4	$339.9	25%

Television Ratings (e)
Average weekly household ratings for RAW	2.8	3.0	(7)%
Average weekly household ratings for SmackDown	1.8	2.0	(10)%
Average weekly household ratings for Total Divas (E!)	0.9	0.9	—%

(a)	This service was discontinued in January 2014.
(b)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(c)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have difference economic terms for WWE Network.
(d)	Average subscribers shown for 2014 represent the average level of subscribers for the year ended December 31, 2014 although WWE Network did not launch in the U.S. until February 24, 2014.
(e)	Source: Nielsen, Live + Same Day data. Television ratings represent the percentage of homes in the United States that turned into weekly programming.

					Increase
	2015		2014		(decrease)
OIBDA - Media Division		% of Rev		% of Rev
Network	$48.4	30%	$(1.8)	(2)%	2,789%
Television	$97.0	42%	$61.9	35%	57%
Home Entertainment	$4.6	34%	$15.0	55%	(69)%
Digital Media	$4.4	20%	$0.3	1%	1,367%

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $44.4 million, or 39%, in 2015 as compared to 2014.  WWE Network revenues increased by $69.3 million, or 100%, in 2015 as compared to 2014, driven primarily by the increase in paid subscribers. During the year ended December 31, 2015, WWE Network had an average of 1,139,400 paid subscribers, compared to an average of 567,000 subscribers in 2014.  WWE Network, which launched on February 24, 2014, is a 24/7 streaming network that provides streaming and video-on-demand access to live and scheduled programming, including all of WWE’s live pay-per-view events, as well as a large portion of our library.  During the year ended December 31, 2015, there were 1,973,800 gross additions to WWE Network’s subscriber base, offset by churn of 1,572,700 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). The subscription pricing of WWE Network at December 31, 2015 is $9.99 per month with no minimum commitment. The increased revenues generated by WWE Network in 2015 were partially offset by the decline in pay-per-view revenues of $24.6 million, or 54%.

This decline was primarily resulting from the success of WWE Network. Network OIBDA as a percentage of revenues increased to a profit of 30% in 2015 as compared to a loss of 2% in 2014. The margin was positively impacted by the higher revenues in 2015, coupled with lower advertising and customer service costs, which were incurred to support WWE Network’s launch in 2014.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $54.4 million, or 31%, in 2015 as compared to 2014.  Television rights fees in 2015 include $42.8 million in incremental revenues associated with certain key television distribution agreements, which became effective in the fourth quarter of 2014 or the first quarter of 2015.  The increase in revenue was also attributable to the relaunch of Tough Enough, which aired 10 episodes during 2015 and did not take place in 2014.  The Company also recognized incremental revenues in 2015 associated with our streaming service offerings on Hulu.  Television OIBDA as a percentage of revenues increased to 42% in 2015 as compared to 35% in 2014, primarily driven by higher revenues, partially offset by an increase in the costs incurred to produce television programming.

Home entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $13.9 million, or 51%, in 2015 as compared to 2014.  The decrease was due to a 22% decline in units shipped and the absence of $4.6 million of minimum guarantees received in 2014 from our former home video distributor.  The decline in DVD and Blu-Ray units shipped reflected a declining home entertainment market coupled with the impact of available programming on WWE Network.  Home entertainment OIBDA as a percentage of revenues decreased to 34% in 2015 as compared to 55% in 2014, primarily driven by the decrease in sell-through rates and the absence of a minimum guarantee recognized in 2014.

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
Revenues - Live Events
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
OIBDA - Live Events
Live events	$36.9	$27.0	37%
Travel packages	1.1	0.8	38%
Total	$38.0	$27.8	37%
OIBDA as a percentage of revenues	30%	25%

Live events revenues, which include revenues from ticket sales and travel packages, increased by $14.0 million, or 13%, in 2015 as compared to 2014. Revenues from our North America live events business increased by $11.2 million, or 14%, primarily due to higher average ticket prices, including WrestleMania and nine additional events.  Revenues from our international live events business increased by $2.7 million, or 10%, primarily due to higher attendance and two additional events, partially offset by lower average ticket prices, primarily driven by unfavorable changes in exchange rates. Also contributing to the overall increase in revenues was the impact of the expanded touring schedule for the Company’s emerging NXT brand.  Live events OIBDA as a percentage of revenues increased to 30% in 2015 as compared to 25% in 2014, driven primarily by the impact of the increase in revenue.

Consumer Products Division

The following tables present the performance results and key drivers for our segments within our Consumer Products division (dollars in millions, except where noted):

			Increase
	2015	2014	(decrease)
Revenues - Consumer Products Division
Licensing	$48.9	$38.6	27%
Venue merchandise	22.4	19.3	16%
Domestic per capita spending (dollars)	$10.54	$9.58	10%
WWEShop	27.1	20.2	34%
Average WWEShop revenues per order (dollars)	$45.87	$47.56	(4)%
Total	$98.4	$78.1	26%

					Increase
	2015		2014		(decrease)
OIBDA - Consumer Products Division		% of Rev		% of Rev
Licensing	$28.8	59%	$21.0	54%	37%
Venue merchandise	$8.9	40%	$7.7	40%	16%
WWEShop	$5.1	19%	$3.5	17%	46%

Licensing revenues increased by $10.3 million, or 27%, in 2015 as compared to 2014, driven largely by the improved performance of our video games of $10.8 million, partially offset by lower licensing revenues from our collectibles licenses. The increased performance of our video games in 2015 is derived from both higher unit sales of our franchise game, WWE2K15, and a WWE branded game, WWE SuperCard. Licensing OIBDA as a percentage of revenues increased to 59% in 2015 as compared to 54% in 2014, primarily due to a decrease in promotional costs and the increase in revenues. In 2014, we recorded $2.1 million of promotional costs associated with Slam City webisodes produced to support a line of toys with Mattel.  There were no similar costs in 2015.

Venue merchandise revenues increased by $3.1 million, or 16%, in 2015 as compared to 2014, primarily due to a 10% increase in domestic per capita merchandise spending and the impact of additional events. Venue merchandise OIBDA as a percentage of revenues was essentially flat at approximately 40% in the periods presented.

WWEShop revenues increased by $6.9 million, or 34%, in 2015 compared to 2014, due to a 39% increase in the volume of online merchandise sales to 590,000 orders. Orders increased primarily due to the impact of increased marketing and improved product assortment, as well as increased revenue from our international E-commerce business.  This increase was partially offset by a 4% decline in the average revenue per order to $45.87 in 2015.  WWEShop OIBDA as a percentage of revenues increased to 19% in 2015 as compared to 17% in 2014 due to the increase in revenues.

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

Corporate & Other

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments. These costs are presented into two categories, Corporate Support and Business Support.  Corporate Support expenses primarily include our corporate general and administrative functions.  Business Support expenses include our sales and marketing functions, our international offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions. The presentation of Corporate & Other expenses in these two categories provides further details on the primary composition of our Selling, general and administrative expenses as presented in our Consolidated Statements of Operations as the majority of Selling, general and administrative expenses are comprised of expenses from our Corporate & Other segment.

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the year ended December 31,
	2015			2014
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$21.5	$21.5	$—	$20.9	$20.9	3%

Corporate & Other expenses:
Staff related	$23.9	$32.2	$56.1	$22.4	$31.5	$53.9	4%
Management incentive compensation	10.9	13.7	24.6	6.2	6.2	12.4	98%
Legal, accounting and other professional	16.8	7.3	24.1	17.9	4.4	22.3	8%
Travel and entertainment expenses	0.2	5.7	5.9	0.1	6.0	6.1	(3)%
Advertising, marketing and promotion	0.5	7.7	8.2	—	9.5	9.5	(14)%
Corporate insurance	2.7	1.6	4.3	2.5	1.2	3.7	16%
Bad debt expense	0.6	—	0.6	1.2	—	1.2	(50)%
Talent related expenses (1)	—	17.6	17.6	—	17.9	17.9	(2)%
Other expenses	16.8	10.0	26.8	17.2	10.2	27.4	(2)%
Corporate & Other expenses	$72.4	$95.8	$168.2	$67.5	$86.9	$154.4	9%
Corporate & Other as a percentage of net revenues	17%	23%	40%	20%	26%	45%

Loss on abandonment	7.1	—	7.1	—	—	—	100%

OIBDA - Corporate & Other	$(79.5)	$(74.3)	$(153.8)	$(67.5)	$(66.0)	$(133.5)	15%

(1)

Talent related expenses within Business Support include costs associated with our WWE Performance Center, talent appearances and certain talent support costs. Talent costs associated with specific revenue streams are excluded from the above amounts and included within applicable business segments.

Corporate and Other expenses increased by $13.8 million, or 9%, in 2015 compared to 2014.  This increase is primarily due to an increase of $12.2 million in management incentive compensation, reflecting amounts expected to be paid based on the Company’s operating performance.  Corporate and Other OIBDA for 2015 includes a non-cash abandonment charge of $7.1 million to write-off the value of costs related to a media center expansion project that were incurred several years ago but the expansion was delayed due to the economic uncertainty at the time. Changes in our operations further delayed the expansion project. In light of the Company’s changed operating model, including the increased production demands of WWE Network and headcount requirements, the Company made the determination that these plans would not be viable and as such abandoned and wrote-off the asset balance associated with the project as Loss on abandonment on our Consolidated Statements of Operations, which is reflected in our Corporate and Other segment results.

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

Income Taxes

(dollars in millions)

			Increase
	2015	2014	(decrease)
(Benefit from) provision for income taxes	$12.1	$(19.2)	163%
Effective tax rate	33%	39%

The effective tax rate was 33% in 2015 as compared to 39% in 2014.  The lower rate in 2015 reflects domestic production activity benefits.  In 2014, there were no similar benefits as the Company was in a loss position.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term  investments of $267.1 million and $102.4 million as of December 31, 2016 and 2015, respectively.  Our short-term investments consist of corporate and municipal bonds, including pre-refunded municipal bonds.  Our debt balance totaled $202.7 million and $21.6 million as of December 31, 2016 and 2015, respectively, and includes the carrying value of $161.0 million related to our 3.375% convertible senior notes due 2023 as of December 31, 2016.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

On July 29, 2016, the Company entered into an amended and restated $150.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Amended and Restated Revolving Credit Facility").  The Amended and Restated Revolving Credit Facility has a maturity date to July 29, 2021. Subsequently, on December 12, 2016, in connection with the issuance of the Notes,  we entered into the First Amendment to the Amended and Restated Revolving Credit Facility (the “First Amendment”).  Among other things, the First Amendment reduced the Amended and Restated Revolving Credit Facility to $100.0 million and amends restrictions on certain financial covenants to provide for greater financial flexibility.  As of December 31, 2016, the Company was in compliance with the provisions of our Amended and Restated Revolving Credit Facility, there were no amounts outstanding under it, and the Company had available capacity under the terms of the facility of $100.0 million.

As of December 31, 2016, the Company was also in compliance with the provisions of its $35.0 million secured asset based revolving credit facility, as amended, entered into by two of the Company’s subsidiaries (the “Film Credit Facility”), with $1.6 million outstanding and $5.5 million of available capacity under the terms of the Film Credit Facility.

Debt Summary

On December 16, 2016, the Company issued $200.0 million aggregate principal amount of 3.375% convertible senior notes (the "Notes") due December 15, 2023, unless earlier repurchased by the Company or converted. The sale of the Notes to the initial purchasers resulted in $193.9 million in net proceeds to WWE after deducting the initial purchasers’ discount and estimated offering expenses.  Proceeds from the Notes were used, in part, to pay for the cost of a convertible note hedge of $34.1 million, which was partially offset by proceeds of $19.5 million received from the sale of warrants.  See Note 11, Convertible Debt, in the Notes to Consolidated Financial Statements for further information. We intend to use the remaining proceeds to support the execution of our long-term growth strategy and for general corporate purposes. In addition, we granted the Initial Purchasers a 30-day option to purchase up to an additional $30.0 million aggregate principal amount of the Notes (the “Over-Allotment Option”).  On January 11, 2017, the Initial Purchasers partially exercised their Over-Allotment Option to purchase an additional $15.0 million in aggregate principal amount of Notes.  See Note 23, Subsequent Events, in the Notes to Consolidated Financial Statements for further information.

On September 14, 2016, the Company acquired, through its subsidiary, WWE Real Estate, LLC, land a building located in Stamford, Connecticut adjacent to our production facility (the “Purchased Property”). In connection with the acquisition, WWE Real Estate entered into a Note and Mortgage Assumption Agreement, dated September 13, 2016 (the “Assumption Agreement”), with Hamilton and Wilmington Trust, National Association, as trustee for the registered holders of Wells Fargo Commercial Mortgage Trust 2015-NXS2, Commercial Mortgage Pass-Through Certificates, Series 2015-NXS2 (the “Lender”).  Pursuant to the Assumption Agreement, WWE Real Estate assumed future obligations under a Loan Agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the Purchased Property.  Pursuant to the Assumption Agreement, since the assets of WWE Real Estate represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of December 31, 2016 and 2015, the amounts outstanding under the Aircraft Note were $17.1 million and $21.6 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $56.6 million for the year ended December 31, 2016, compared to $49.5 million for the year ended December 31, 2015.  The $7.1 million increase in cash provided by operating activities is primarily driven by improved operating performance as compared to the prior year, with various changes in working capital, primarily driven by timing, which did not have a material net impact.

During 2016, the Company spent $6.6 million on feature film production activities, compared to $3.8 million in 2015. In 2016, we received $1.0 million in incentives related to feature film productions, as compared to $2.4 million in 2015.  We anticipate spending between $10 million and $35 million on feature film production during the year ending December 31, 2017.

We received $17.7 million in non-film related incentives associated with television production activities in 2016, as compared to $6.3 million in 2015. During the year ending December 31, 2017, we anticipate receiving approximately $5 million to $15 million on non-film related incentives.

During 2016, the Company spent $28.0 million to produce non-live event programming for television, including Total Divas Season 6, Total Bellas and Total Divas Season 5, and various non-live event programs for WWE Network, including Holy Foley, Camp WWE and Swerved Season 2, as compared to $36.2 million spent on comparable programming in 2015. We anticipate spending approximately $10 million to $25 million to produce additional non-live event content during the year ending December 31, 2017.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property.  At December 31, 2016, our two largest receivable balances from customers were 17% and 15% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities totaled $24.1 million for the year ended December 31, 2016, as compared to $18.7 million for the year ended December 31, 2015. Capital expenditures in 2016 increased $9.9 million as compared to 2015, in continued support of the Company’s content production activities.  Capital expenditures in the current year include $4.9 million paid as part of the consideration towards the purchase of a building and underlying real property located in Stamford, Connecticut. Capital expenditures for the year ending December 31, 2017 are estimated to range between $30 million and $60 million.

Cash Flow from Financing Activities

Cash generated from financing activities totaled $141.4 million for the year ended December 31, 2016, as compared to cash used for financing activities of $40.0 million for the year ended December 31, 2015.  We received $179.3 million in net proceeds related to the sale of the Notes, less associated bond hedge and warrant transactions. As of December 31, 2016, proceeds of $1.6 million received during the current year period from borrowings under the Film Credit Facility remained outstanding.  The Company made dividend payments of $36.6 million and $36.3 million during the years ended December 31, 2016 and 2015, respectively.

Non-Cash Investing Transactions

On September 14, 2016, the Company acquired the Purchased Property. In connection with the acquisition, WWE Real Estate entered into the Assumption Agreement.  Pursuant to the Assumption Agreement, WWE Real Estate assumed future obligations under a Loan Agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the Purchased Property.  The Company’s assumption of this mortgage is a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

During 2015, the Company received an equity interest in Tapout valued at $13.8 million in exchange for promotional service obligations to be provided in the future. The Company’s contribution is a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

Contractual Obligations

We have entered into various contracts under which we are required to make guaranteed payments, including:

•	Scheduled principal and fixed interest payments under our secured loan in connection with our corporate aircraft financing.
•	Scheduled principal and fixed interest payments under our assumed mortgage in connection with an owned building in Stamford, Connecticut.
•	Convertible notes with fixed semi-annual interest payments.
•	Various operating leases for facilities and sales offices with terms generally ranging from one to ten years.

•	Service contracts with certain vendors and independent contractors, including our talent with terms ranging from one to twenty years.
•	Service agreement obligations related to WWE Network (excluding future performance based payments which are variable in nature).

Our aggregate minimum payment obligations under these contracts as of December 31, 2016 are as follows (dollars in millions):

						After
	2017	2018	2019	2020	2021	2021	Total
Long-term debt	$5.9	$6.1	$6.2	$4.6	$1.4	$25.0	$49.2
Convertible debt (1)	7.2	7.3	7.3	7.3	7.2	229.2	265.5
Operating leases	4.4	3.5	2.6	1.1	0.7	3.3	15.6
Service agreement obligation	8.2	—	—	—	—	—	8.2
Service contracts and talent commitments	30.6	24.1	16.5	12.9	7.1	6.6	97.8
Total commitments	$56.3	$41.0	$32.6	$25.9	$16.4	$264.1	$436.3

(1)

Convertible debt obligations include additional notes exercised by the initial purchasers on January 11, 2017 and assume that no notes are converted prior to the December 15, 2023 maturity date.  See Note 11, Convertible Debt,  and Note 23, Subsequent Events,  in the Notes to the Consolidated Financial Statements for additional information.

Our Consolidated Balance Sheet at December 31, 2016  includes $0.7 million in liabilities associated with uncertain tax positions (including interest and penalties of $0.2 million), which is not included in the table above. The Company does not expect to pay any significant settlements related to these uncertain tax positions in 2017.

Seasonality

Our operating results are not materially affected by seasonal factors; however, our premier event, WrestleMania, occurs late in our first quarter or early in our second quarter and historically has resulted in increased revenues and expenses in these periods. As a result of the subscription based model of WWE Network, revenues may not increase in a corresponding manner but costs from WrestleMania are expected to remain significantly higher than our typical pay-per-view event costs potentially resulting in decreased OIBDA in the period.  Churn among WWE Network subscribers may be more pronounced in the periods following large WWE events shown on WWE Network such as WrestleMania.  Revenues from our licensing and direct sale of consumer products, including our internet sites, varies from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of revenues related to our WWE Studios segment fluctuates based upon the timing of our feature film releases. The timing of these events, as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuations in quarterly revenues and earnings.

Inflation

During 2016,  2015 and 2014, inflation did not have a material effect on our business.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

During the years ended December 31, 2016,  2015 and 2014, we recorded aggregate impairment charges of $0.8 million, $0.5 million, and $1.5 million, respectively, related to several of our feature films.

As of December 31, 2016,  we had $27.1 million (net of accumulated amortization and impairment charges) in capitalized film production costs, which includes 32 released films, six films completed but not yet released, three films in production, and one film in development. No assurance can be given that additional unfavorable changes to revenue and cost estimates will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

Television Production Assets, Net

Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on our WWE Network. Amounts capitalized include development costs, production costs, production overhead, and employee salaries. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Costs to produce our live event programming are expensed when the event is first broadcast and are not included in the capitalized costs or in the related amortization. Unamortized television production assets are evaluated for impairment each reporting period.  If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the years ended December 31, 2016,  2015, and 2014, we expensed $26.9 million, $30.6 million, and $25.9 million, respectively, related to the amortization of television production assets.

We did not record any impairments related to our television production assets during the years ended December 31, 2016,  2015 and 2014.

Pay-Per-View Programming Revenue Recognition

Revenues from our pay-per-view programming are recorded when the event is aired and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. Final reconciliation of the pay-per-view buys occurs within one year and subsequent adjustments to the buys are recognized in the period new information is received. Historically, adjustments made to our initial estimates have not had a significant impact on our revenues. Our pay-per-view accounts receivable balance was $2.0 million and $3.5 million at December 31, 2016 and 2015, respectively.

Home Video Returns Allowance

Revenues from the sales of home video titles are recorded at the later of the date of delivery by our distributor to retailers, or the date that these products are made widely available for sale by retailers, net of an allowance for estimated returns. The allowance for estimated returns is based on historical information, current industry trends and demand for our titles. A change in demand for any of our videos or a change in the home video market could impact the level of video returns. As of December 31, 2016 and 2015, our home video returns allowance was $2.3 million and $2.4 million, respectively.

Allowance for Doubtful Accounts

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property.  Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectibility of our receivables and establish allowances for the amount of account receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our account receivable are outstanding and the financial condition of individual customers. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances or reductions that may be required. At December 31, 2016, our two largest receivable balances from customers were 17% and 15%  of our gross accounts receivable. At December 31, 2015,  our two largest receivable balances from customers were 15% and 14% of our gross accounts receivable.  As of December 31, 2016 and 2015, our allowance for doubtful accounts was $5.9 million and $7.8 million, respectively.

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

As of December 31, 2016, our net deferred tax assets were $37.7 million.  As of December 31, 2016, our deferred tax liabilities were $5.2 million.  The decrease in our deferred tax asset balance in 2016 was driven by prepaid royalties relating to our television contracts.  We believe that it is more likely than not that we will have sufficient taxable income in the future to realize these deferred tax assets and as such have not recorded a valuation allowance to reduce the net carrying value.  If we determine it is more likely than not that we will not have sufficient taxable income to realize these assets, we may need to record a valuation allowance in the future.

We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2016, our unrecognized tax benefits including interest and penalties totaled $0.7 million.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018.  The Company does not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance is effective for interim and annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018, with early adoption permitted.  The amendments in the ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of this new standard and does not expect it to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation –Stock Compensation (Topic 718),” which is intended to simplify several aspects of the accounting for share-based payment award transactions. The amendments require entities to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement and would require entities to classify excess tax benefits as an operating activity in the statement of cash flows. The amendments will also allow entities to provide net settlement of stock-based awards to cover tax withholding obligations without classifying the awards as a liability as long as the net settlement does not exceed the maximum individual statutory tax rate. The amounts paid to satisfy the statutory income tax withholding obligation would be classified as a financing activity in the statement of cash flows. Additionally, the amendments allow entities to elect an accounting policy to either continue to use a forfeiture estimate on share based awards or account for forfeitures when they occur. The new guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year, which for the Company will be effective for the fiscal year beginning January 1, 2017.  Other than recording the excess tax benefits or deficiency effects from share-based payment award transactions on a prospective basis and complying with the new cash flow statement classification guidance, the Company does not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments eliminate the requirement to retroactively adopt the equity method of accounting when a change in ownership occurs. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investment and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This new guidance is effective for annual and interim reporting periods beginning after December 15, 2016 which for the Company will be effective for the fiscal year beginning January 1, 2017. The Company does not expect that this new standard will have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The guidance for classifying and measuring investments in debt securities and loans is not impacted. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is effective for the fiscal year beginning January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, which for the Company will be effective for the fiscal year beginning January 1, 2017, with early adoption permitted. The Company does not expect that this new standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In addition, during 2016, the FASB has issued ASU No. 2016-08, “Principle versus Agent Considerations,” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow Scope Improvements and Practical Expedients,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” all of which clarify certain implementation guidance in ASU No. 2014-09.  This standard along with the subsequent clarifications issued are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method. While we are currently evaluating the impact of adoption of this new standard and clarifying guidance on our consolidated financial statements, we believe the most significant impact will be a change in the timing of revenue recognition in our licensing and WWE Studios businesses.  We currently record revenues from our licensed products and WWE Studios film distribution revenues after receiving statements from the licensee and/or film distributor. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts.  When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words.  These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements.  The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to WWE Network, including the risk that we are unable to attract, retain and renew subscribers; (ii) risks relating to entering, maintaining and renewing major distribution agreements; (iii) our need to continue to develop creative and entertaining programs and events; (iv) our need to retain or continue to recruit key performers; (v) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate;  (vi) the possible unexpected loss of the services of Vincent K. McMahon; (vii) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (viii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) uncertainties associated with international markets; (x) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xi) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xii) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xiii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims relating to CTE; (xiv) exposure to risks relating to large public events as well as travel to and from such events; (xv) risks inherent in our feature film business; (xvi) a variety of risks as we expand into new or complementary businesses and/or make strategic investments and/or acquisitions; (xvii) risks related to our computer systems and online operations; (xviii) risks relating to privacy norms and regulations; (xix) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xx) risks relating to our accounts receivable; (xxi) risks relating to our indebtedness;  (xxii) potential substantial liabilities if litigation is resolved unfavorably; (xxiii) our potential failure to meet market expectations for our financial performance; (xxiv) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxv) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxvi) risks related to the relatively small public “float” of our Class A common stock.  In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant.  Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements.   For more information about risks and uncertainties associated with the Company's business, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Form 10-K and our other SEC filings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

Short-Term Investments

Our investment portfolio consists primarily of corporate and municipal bonds, including pre-refunded municipal bonds. We are exposed to market risk related to our investment portfolio primarily as a result of credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed maturity security and the potential loss attributable to that downgrade. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a diversified portfolio of fixed maturity securities, with a weighted average credit rating of approximately “AA”.

Interest rate risk is defined as the potential for economic losses on fixed maturity securities due to a change in market interest rates. Our investments in corporate and municipal bonds and have exposure to changes in the level of market interest rates. Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio. A 100 basis point increase in interest rates would result in an approximate $0.5 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $0.5 million increase in fair value.

Convertible Senior Notes

In December 2016, we issued $200.0 million principal amount of 3.375% convertible senior notes due December 15, 2023, and in January 2017, pursuant to the exercise of an over-allotment option, we issued an additional $15.0 million principal amount of these notes. We carry this instrument at face value less unamortized discount and unamortized debt issuance costs on our Consolidated Balance Sheet. Since this instrument bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our stock fluctuates. The fair value of the convertible senior notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is set forth in the consolidated financial statements filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Strategy and Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our Chairman and Chief Executive Officer, and our Chief Strategy and Financial Officer concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Strategy and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. We review the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

World Wrestling Entertainment, Inc.

Stamford, CT

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 9, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 9, 2017

Item 9B. Other Information

None.

PART III

The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Consolidated financial statements and Schedule: See index to consolidated financial statements on page F-1 of this report.

2. Exhibits:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-84327)).
3.1A	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1(a) to our Registration Statement on Form S-8, filed July 15, 2002).
3.1B	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Annex B to the Proxy Statement filed on March 11, 2016).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-84327)).
3.2A	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 4.2(a) to our Registration Statement on Form S-8, filed July 15, 2002).
4.1

Indenture between World Wrestling Entertainment, Inc. and U.S. Bank National Association, as trustee, dated December 16, 2016 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed December 12, 2016).

4.2	Form of 3.375% Convertible Senior Note due 2023 (included in Exhibit 4.1).
10.1*	World Wrestling Entertainment, Inc. 2007 Omnibus Incentive Plan, effective July 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 26, 2007).
10.1A*	World Wrestling Entertainment, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement filed on March 14, 2014).
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

10.6A*

First Amendment to Amended and Restated Booking Agreement with Paul Levesque, dated May 9, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.7*	Form of offer letters between the Company and executive officers (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.8*

Booking Agreement, dated October 7, 2013, between the Company and Stephanie McMahon Levesque (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.8A*

First Amendment to Booking Contract with Stephanie McMahon-Levesque, dated October 7, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.9*

Employment Agreement between the Company and Michael Luisi dated July 19, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.9A*

Amendment, dated October 8, 2014, to Employment Agreement between the Company and Michael J. Luisi dated July 19, 2013 (incorporated by reference to Exhibit 10.9A to the Current Report on Form 8-K, filed October 8, 2014).

10.10

Amended and Restated Revolving Credit Facility dated April 30, 2013, and related exhibits and schedules (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.10A

First Amendment to Amended and Restated Revolving Credit Agreement, dated May 1, 2014 and related exhibits and schedules (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.11	Loan and Aircraft Security Agreement, dated August 7, 2013 and related exhibits and schedules (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K, filed August 12, 2013).
10.12	Promissory Note, dated August 7, 2013 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K, filed August 12, 2013).
10.13*

Form of Indemnification Agreement entered into between the Company and its independent Directors (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

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

10.15E	First Amendment to Credit, Security and Guaranty Agreement, dated December 22, 2016, entered into between the Company and Bank of America, N.A., as Administrative Agent (filed herewith).
10.16*	World Wrestling Entertainment, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Proxy Statement filed March 11, 2016).
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

10.18A

First Amendment, dated as of December 12, 2016, to Amended and Restated Revolving Credit Facility dated July 29, 2016, and related exhibits and schedules (incorporated by reference to Exhibit 10.18A to the Current Report on Form 8-K, filed December 12, 2016).

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

10.22

Purchase Agreement between World Wrestling Entertainment, Inc. and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers named therein, dated December 12, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 12, 2016).

10.23

Convertible Note Hedge Confirmation between World Wrestling Entertainment, Inc. and JPMorgan Chase Bank, National Association, London Branch, dated December 12, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 12, 2016).

10.24

Warrant Confirmation between World Wrestling Entertainment, Inc. and JPMorgan Chase Bank, National Association, London Branch, dated December 12, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed December 12, 2016).

10.25

Convertible Note Hedge Confirmation between World Wrestling Entertainment, Inc. and Morgan Stanley & Co. International plc, dated December 12, 2016 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed December 12, 2016).

10.26

Warrant Confirmation between World Wrestling Entertainment, Inc. and Morgan Stanley & Co. International plc, dated December 12, 2016 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed December 12, 2016).

10.27

Convertible Note Hedge Confirmation between World Wrestling Entertainment, Inc. and Citibank, N.A., dated December 12, 2016 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed December 12, 2016).

10.28

Warrant Confirmation between World Wrestling Entertainment, Inc. and Citibank, N.A., dated December 12, 2016 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed December 12, 2016).

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

World Wrestling Entertainment, Inc.
(Registrant)
Dated: February 9, 2017	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors and Chief Executive Officer	February 9, 2017
Vincent K. McMahon	(principal executive officer)

/s/ STEPHANIE MCMAHON	Director and Chief Brand Officer	February 9, 2017
Stephanie McMahon

/s/ PAUL LEVESQUE	Director and Executive Vice President,	February 9, 2017
Paul Levesque	Talent, Live Events & Creative

/s/ STUART U. GOLDFARB	Director	February 9, 2017
Stuart U. Goldfarb

/s/ PATRICIA A. GOTTESMAN	Director	February 9, 2017
Patricia A. Gottesman

/s/ LAUREEN ONG	Director	February 9, 2017
Laureen Ong

/s/ JOSEPH H. PERKINS	Director	February 9, 2017
Joseph H. Perkins

/s/ ROBYN W. PETERSON	Director	February 9, 2017
Robyn W. Peterson

/s/ FRANK A. RIDDICK III	Director	February 9, 2017
Frank A. Riddick III

/s/ JEFFREY R. SPEED	Director	February 9, 2017
Jeffrey R. Speed

/s/ GEORGE A. BARRIOS	Chief Strategy and Financial Officer	February 9, 2017
George A. Barrios	(principal financial officer)

/s/ MARK KOWAL	Chief Accounting Officer	February 9, 2017
Mark Kowal	(principal accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

World Wrestling Entertainment, Inc.

Stamford, CT

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Wrestling Entertainment, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 9, 2017

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2016	2015	2014
Net revenues	$729,216	$658,768	$542,620
Cost of revenues	430,032	397,316	377,615
Selling, general and administrative expenses	219,132	192,773	180,457
Depreciation and amortization	24,411	22,760	26,705
Loss on abandonment	—	7,125	—
Operating income (loss)	55,641	38,794	(42,157)
Loss on equity investment	—	—	(3,962)
Investment income, net	2,392	1,792	679
Interest expense	(3,020)	(2,367)	(2,084)
Other expense, net	(1,800)	(1,993)	(1,780)
Income (loss) before income taxes	53,213	36,226	(49,304)
Provision for (benefit from) income taxes	19,372	12,082	(19,232)
Net income (loss)	$33,841	$24,144	$(30,072)
Earnings (loss) per share: basic and diluted	$0.44	$0.32	$(0.40)
Weighted average common shares outstanding:
Basic	76,149	75,696	75,294
Diluted	77,539	76,333	75,294
Dividends declared per common share (Class A and B)	$0.48	$0.48	$0.48

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2016	2015	2014
Net income (loss)	$33,841	$24,144	$(30,072)
Other comprehensive income (loss):
Foreign currency translation adjustments	(209)	(168)	(172)
Unrealized holding gains (losses) on available-for-sale securities (net of tax expense (benefit) of $57, $(30) and $(83), respectively)	93	(49)	(135)
Reclassification adjustment for losses realized in net income from available-for-sale securities (net of tax benefit of $0, $0, and $(14), respectively)	—	—	23
Total other comprehensive loss	(116)	(217)	(284)
Comprehensive income (loss)	$33,725	$23,927	$(30,356)

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$211,976	$38,019
Short-term investments, net	55,164	64,357
Accounts receivable (net of allowance for doubtful accounts and returns of $8,259 and $10,311, respectively)	53,155	58,437
Inventory	6,531	6,167
Prepaid expenses and other current assets	22,480	12,778
Total current assets	349,306	179,758
PROPERTY AND EQUIPMENT, NET	132,631	105,217
FEATURE FILM PRODUCTION ASSETS, NET	27,137	26,353
TELEVISION PRODUCTION ASSETS, NET	12,508	11,416
INVESTMENT SECURITIES	24,957	22,278
NON-CURRENT DEFERRED INCOME TAX ASSETS	32,556	44,709
OTHER ASSETS, NET	21,808	19,414
TOTAL ASSETS	$600,903	$409,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,121	$4,440
Accounts payable and accrued expenses	70,360	70,001
Deferred income	56,653	57,152
Total current liabilities	133,134	131,593
LONG-TERM DEBT	35,596	17,135
CONVERTIBLE DEBT	161,008	—
NON-CURRENT INCOME TAX LIABILITIES	725	1,117
NON-CURRENT DEFERRED INCOME	30,697	49,983
Total liabilities	361,160	199,828
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 38,455,266 and 34,215,459 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	385	342
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 37,949,438 and 41,688,704 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	379	417
Additional paid-in capital	403,387	369,643
Accumulated other comprehensive income	2,895	3,011
Accumulated deficit	(167,303)	(164,096)
Total stockholders’ equity	239,743	209,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$600,903	$409,145

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2013	31,303	$313	43,798	$438	$346,974	$3,512	$(85,289)	$265,948
Net loss	—	—	—	—	—	—	(30,072)	(30,072)
Other comprehensive loss	—	—	—	—	—	(284)	—	(284)
Stock issuances, net	376	4	—	—	(1,050)	—	—	(1,046)
Conversion of Class B common stock by shareholder (See Note 17)	1,500	15	(1,500)	(15)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	(79)	—	—	(79)
Cash dividends declared	—	—	—	—	317	—	(36,467)	(36,150)
Stock-based compensation	—	—	—	—	7,544	—	—	7,544
Balance, December 31, 2014	33,179	$332	42,298	$423	$353,706	$3,228	$(151,828)	$205,861
Net income	—	—	—	—	—	—	24,144	24,144
Other comprehensive loss	—	—	—	—	—	(217)	—	(217)
Stock issuances, net	427	4	—	—	(1,793)	—	—	(1,789)
Conversion of Class B common stock by shareholder (See Note 17)	609	6	(609)	(6)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	431	—	—	431
Cash dividends declared	—	—	—	—	67	—	(36,412)	(36,345)
Stock-based compensation	—	—	—	—	17,232	—	—	17,232
Balance, December 31, 2015	34,215	$342	41,689	$417	$369,643	$3,011	$(164,096)	$209,317
Net income	—	—	—	—	—	—	33,841	33,841
Other comprehensive loss	—	—	—	—	—	(116)	—	(116)
Stock issuances, net	500	5	—	—	(4,152)	—	—	(4,147)
Conversion of Class B common stock by shareholder (See Note 17)	3,740	38	(3,740)	(38)	—	—	—	—
Debt discount on convertible debt, net (See Note 11)	—	—	—	—	33,060	—	—	33,060
Purchase of convertible note hedge (See Note 11)	—	—	—	—	(34,100)	—	—	(34,100)
Proceeds from issuance of warrants (See Note 11)	—	—	—	—	19,460	—	—	19,460
Tax effect from stock-based payment arrangements	—	—	—	—	893	—	—	893
Cash dividends declared	—	—	—	—	484	—	(37,048)	(36,564)
Stock-based compensation	—	—	—	—	18,099	—	—	18,099
Balance, December 31, 2016	38,455	$385	37,949	$379	$403,387	$2,895	$(167,303)	$239,743

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$33,841	$24,144	$(30,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairments of feature film production assets	6,662	3,891	5,515
Amortization of television production assets	26,933	30,591	25,867
Depreciation and amortization	29,396	26,630	29,007
Loss on abandonment	—	7,125	—
Loss on equity investment	—	—	3,962
Services provided in exchange for equity instruments	(2,893)	(2,430)	—
Equity in earnings of affiliate, net of dividends received	(429)	(53)	—
Other amortization	2,403	2,135	1,941
Stock-based compensation	18,099	17,232	7,544
(Recovery from) provision for doubtful accounts	(386)	630	1,164
Provision for (benefit from) deferred income taxes	12,153	(9,674)	(25,479)
Other non-cash adjustments	(648)	(693)	(494)
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	5,459	(19,147)	17,908
Inventory	(364)	(1,432)	(1,861)
Prepaid expenses and other assets	(15,474)	(3,480)	(9,259)
Feature film production assets	(6,629)	(3,812)	(15,968)
Television production assets	(28,025)	(36,175)	(20,927)
Accounts payable, accrued expenses and other liabilities	(6,585)	9,834	4,424
Deferred income	(16,892)	4,238	61,415
Net cash provided by operating activities	56,621	49,554	54,687
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(29,904)	(20,010)	(11,901)
Purchases of short-term investments	—	(21,624)	(35,440)
Proceeds from sales and maturities of investments	8,065	24,125	42,237
Purchase of equity investments	(2,250)	(1,210)	(2,204)
Proceeds from sale of corporate aircraft	—	—	3,167
Net proceeds from infrastructure improvement incentives	—	—	2,937
Net cash used in investing activities	(24,089)	(18,719)	(1,204)
FINANCING ACTIVITIES:
Repayment of debt	(14,441)	(4,345)	(4,080)
Dividends paid	(36,564)	(36,345)	(36,150)
Debt issuance costs	(702)	(850)	(758)
Proceeds from borrowings under the credit facilities	11,583	—	—
Proceeds from borrowings on convertible notes, net of issuance costs	193,899	—	—
Proceeds from issuance of warrants	19,460	—	—
Purchase of convertible note hedge	(34,100)	—	—
Proceeds from issuance of stock	1,397	1,066	970
Excess tax benefits from stock-based payment arrangements	893	431	487
Proceeds from the issuance of note payable	—	—	364
Net cash provided by (used in) financing activities	141,425	(40,043)	(39,167)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	173,957	(9,208)	14,316
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,019	47,227	32,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$211,976	$38,019	$47,227
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$12,475	$21,698	$2,060
Cash paid for interest	$1,580	$1,395	$1,376
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment	$2,940	$1,096	$1,452
Non-cash mortgage assumption (See Note 10)	$23,000	$—	$—
Non-cash purchase of investment securities (See Note 4)	$—	$13,800	$—

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

Cash and Cash Equivalents — Cash and cash equivalents include cash on deposit in overnight deposit accounts, investments in Treasury bills and investments in money market accounts with original maturities of three months or less at the time of purchase.

Short-term Investments, Net — We classify all of our short-term investments as available-for-sale securities. Such investments consist of corporate and municipal bonds, including pre-refunded municipal bonds.  These investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Investment Securities —  We maintain several investments accounted for under the cost method of accounting and one investment accounted for under the equity method of accounting. Our cost method investments are carried at cost and adjusted for other-than-temporary declines in fair value.  Our equity method investment relates to a joint venture with Authentic Brands Group (“ABG”) in an apparel and lifestyle brand, Tapout LLC (“Tapout”). Under the equity method of accounting, to the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage of 50%, and any dividends received reduce the carrying amount of the investment. Our share of the income or losses in Tapout is included as a component of Investment income, net, in the Consolidated Statements of Operations, and is also included, net of cash dividends received in Equity in earnings of affiliate, net of dividends received, in the Consolidated Statements of Cash Flows.

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

Included in deferred income as of December 31, 2016 and 2015 is $34,375 and $46,203, respectively, related to an advance payment associated with our domestic television rights deal.

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

Cost of Revenues — Included within cost of revenues is the amortization and impairments of feature film and television production assets. Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on our WWE Network. We amortize feature film production assets based on the estimated future cash flows. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized feature film and television production assets are evaluated for impairment each reporting period. Cost of revenues also includes the amortization of costs related to content delivery and technology assets utilized for our WWE Network.  These costs are amortized on a straight line basis over the shorter of the expected useful life or the term of the respective service agreement. Program amortization for WWE Network is included in cost of revenues as a component of amortization of television production assets. For episodic programming debuting and currently expected to air exclusively on WWE Network, the cost of the programming is expensed upon initial release, as our expectation is that the vast majority of viewership will occur in close proximity to the initial release.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Included within Cost of revenues are the following:

	Year Ended December 31,
	2016	2015	2014
Amortization and impairment of feature film assets	$6,662	$3,891	$5,515
Amortization of television production assets	26,933	30,591	25,867
Amortization of WWE Network content delivery and technology assets	4,832	3,870	2,302
Total amortization and impairment included in cost of revenues	$38,427	$38,352	$33,684

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

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2016,  2015 and 2014, we recorded advertising expenses of $22,122,  $25,260 and $30,198, respectively.

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

Stock-based compensation costs associated with our performance stock units ("PSUs") are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically three and one half years. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.  Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock.  The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

We estimate forfeitures, based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.

Beginning in 2017, we will adopt new accounting rules related to simplifying the accounting for our share-based compensation awards. The new rules require entities to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement, rather than as a component of additional paid-in capital, and will require entities to classify excess tax benefits as an operating activity in the statement of cash flows. In addition, the amounts paid to satisfy the statutory income tax withholding obligation, which we currently classify in operating activities on the cash flow statement, will be classified as a financing activity in the Consolidated Statements of Cash Flows. Other than recording the excess tax benefits or deficiency effects from share-based payment award transactions on a prospective basis and complying with the new cash flow statement classification guidance, the Company does not expect that the adoption of the new accounting guidance will have a material impact on its consolidated financial statements. Refer to the discussion in Recent Accounting Pronouncements below for further details.

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

Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation.  As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive. The Company did not compute earnings per share using the two class method for the years ended December 31, 2016, 2015 and 2014, as there were no undistributed earnings during the periods. Also, during 2016, 2015 and 2014, the dividends declared and paid per share of Class A and Class B common stock were the same.

Additionally, we issued convertible notes due 2023 that we intend, upon conversion, to settle the principal amount of debt for cash and the conversion premium for cash or shares of our common stock or a combination thereof. Our convertible notes, note hedges, and related warrants contain various conversion features, which are further described in Note 11 of these Notes to Consolidated Financial Statements. The convertible notes have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $24.91 per share. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $24.91 per share using the treasury stock method. If the average price of our common stock exceeds $31.89 per share, we will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. Prior to conversion, the convertible note hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the convertible notes when the stock price is above $24.91 per share. In the event an actual conversion of any or all of the convertible notes occurs, the shares that will be delivered to us under the note hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the convertible notes.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018.  The Company does not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance is effective for interim and annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018, with early adoption permitted.  The amendments in the ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of this new standard and does not expect it to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation –Stock Compensation (Topic 718),” which is intended to simplify several aspects of the accounting for share-based payment award transactions. The amendments require entities to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement and would require entities to classify excess tax benefits as an operating activity in the statement of cash flows. The amendments will also allow entities to provide net settlement of stock-based awards to cover tax withholding obligations without classifying the awards as a liability as long as the net settlement does not exceed the maximum individual statutory tax rate. The amounts paid to satisfy the statutory income tax withholding obligation would be classified as a financing activity in the statement of cash flows. Additionally, the amendments allow entities to elect an accounting policy to either continue to use a forfeiture estimate on share based awards or account for forfeitures when they occur. The new guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year, which for the Company will be effective for the fiscal year beginning January 1, 2017.  Other than recording the excess tax benefits or deficiency effects from share-based payment award transactions on a prospective basis and complying with the new cash flow statement classification guidance, the Company does not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments eliminate the requirement to retroactively adopt the equity

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

method of accounting when a change in ownership occurs. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investment and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This new guidance is effective for annual and interim reporting periods beginning after December 15, 2016 which for the Company will be effective for the fiscal year beginning January 1, 2017. The Company does not expect that this new standard will have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The guidance for classifying and measuring investments in debt securities and loans is not impacted. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is effective for the fiscal year beginning January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, which for the Company will be effective for the fiscal year beginning January 1, 2017, with early adoption permitted. The Company does not expect that this new standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In addition, during 2016, the FASB has issued ASU No. 2016-08, “Principle versus Agent Considerations,” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow Scope Improvements and Practical Expedients,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” all of which clarify certain implementation guidance in ASU No. 2014-09.  This standard along with the subsequent clarifications issued are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method. While we are currently evaluating the impact of adoption of this new standard and clarifying guidance on our consolidated financial statements, we believe the most significant impact will be a change in the timing of revenue recognition in our licensing and WWE Studios businesses.  We currently record revenues from our licensed products and WWE Studios film distribution revenues after receiving statements from the licensee and/or film distributor. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

3. Earnings (Loss) Per Share

For purposes of calculating basic and diluted earnings (loss) per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$33,841	$24,144	$(30,072)

Weighted average basic common shares outstanding	76,149	75,696	75,294
Dilutive effect of restricted and performance stock units (a)	1,385	634	—
Dilutive effect of employee share purchase plan (a)	5	3	—
Weighted average dilutive common shares outstanding	77,539	76,333	75,294

Earnings (loss) per share:
Basic and diluted	$0.44	$0.32	$(0.40)

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	—	—	80

(a)	Due to a loss for the year, zero incremental shares are included for the year ended December 31, 2014 because the effect would be antidilutive.

The convertible notes due 2023 have no impact on diluted earnings per share in 2016 since the average price of our common stock did not exceed the conversion price of $24.91 per share.

4. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of December 31,
	2016	2015
Equity method investment	$14,592	$14,163
Cost method investments	10,365	8,115
Total investment securities	$24,957	$22,278

Equity Method Investment

In March 2015, WWE and ABG formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout.  The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout.  The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG. To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Investment income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows as a component of Equity in earnings of affiliate, net of dividends received. The Company did not record any impairment charges related to our investment in Tapout during the years ended December 31, 2016 and 2015.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Year Ended December 31,
	2016	2015
Net equity method earnings from Tapout	$1,619	$994
Net dividends received from Tapout	(1,190)	(941)
Equity in earnings of affiliate, net of dividends received	$429	$53

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the years ended December 31, 2016 and 2015, we recorded revenues of $2,893 and $2,430, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of December 31, 2016 was $8,477, and was included in Deferred Income and Non-Current Deferred Income for $2,760 and $5,717, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $8,477 as of December 31, 2016. Creditors of Tapout do not have recourse against the general credit of the Company.

Cost Method Investments

During the year ended December 31, 2016, we invested $1,000 in a fantasy sports content provider, $1,000 in a subscription-based sports media company and $250 in a virtual reality platform operator.  During the year ended December 31, 2015, we invested $515 in a live event touring business and $400 in Series F Preferred Stock of a software application developer.

We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred.  The Company did not record any impairment charges on our cost method investments during the years ended December 31, 2016 and 2015.  During 2014, we recorded an impairment charge of $3,962 on our investment in a mobile video game publishing business for the excess of the carrying value over the estimated fair value of $3,000.

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	December 31, 2016				December 31, 2015
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Corporate bonds	$40,183	$9	$(58)	$40,134	$43,317	$9	$(208)	$43,118
Municipal bonds	15,075	—	(45)	15,030	21,284	11	(56)	21,239
Total	$55,258	$9	$(103)	$55,164	$64,601	$20	$(264)	$64,357

We classify the investments listed in the above table as available-for-sale securities. Such investments consist of corporate and municipal bonds, including pre-refunded municipal bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Our corporate and municipal  bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of December 31, 2016, contractual maturities of these bonds are as follows:

Maturities
Corporate bonds	1 month - 2 years
Municipal bonds	2 months - 2 years

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following table summarizes the short-term investment activity:

	Year Ended December 31,
	2016	2015	2014
Proceeds from sale of short-term investments	$—	$—	$22,572
Proceeds from maturities and calls of short-term investments	$8,065	$24,125	$19,665
Purchases of short-term investments	$—	$21,624	$35,440
Gross realized (losses) gains on sale of short-term investments	$—	$—	$(37)

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

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at December 31, 2016				Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Corporate bonds	40,134	—	40,134	—	43,118	—	43,118	—
Municipal bonds	$15,030	$—	$15,030	$—	$21,239	$—	$21,239	$—
Total	$55,164	$—	$55,164	$—	$64,357	$—	$64,357	$—

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

We have classified our investments in corporate and municipal bonds within Level 2 as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The corporate and municipal bonds are valued based on model-driven valuations.  A third party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our municipal, corporate and government agency bond investments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value investments during the periods presented.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The fair value measurements of our cost method investments are classified within Level 3 as significant unobservable inputs are used to fair value these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, subsequent financing activities of the investees, and the investees’ capital structure as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. The Company did not record any impairment charge on these assets during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company recorded an impairment charge of $3,962 on our investment in a mobile video publishing business for the excess of the carrying value over the estimated fair value of $3,000.

The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the year ended December 31, 2015, the Company recorded a non-cash abandonment charge of $7,125 to write-off the carrying value of costs related to a media center expansion project.  See Note 6, Property and Equipment, for further discussion.  During the year ended December 31, 2014, the Company recorded an adjustment of $1,600 to reduce the carrying value of our former corporate aircraft to its estimated fair value of $3,400 prior to its sale and recorded an impairment charge of $1,757 related to a change in business strategy related to our gamification business.  The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the years ended December 31, 2016,  2015 and 2014, the Company recorded impairment charges of $823, $490 and $1,476 on feature film production assets based upon fair value measurements of $1,354,  $1,430, and $1,848, respectively.  See Note 7, Feature Film Production Assets, for further discussion. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company's long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company’s Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements.  At December 31, 2016, the face amount of the mortgage loan and promissory note approximates their fair value.

As of December 31, 2016, the calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a borrowing rate of approximately 6.40%.

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value
Convertible senior notes	$166,702	$166,050	$—	$—
(1)	The carrying value of the debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

6. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2016	2015
Land, buildings and improvements	$130,330	$100,594
Equipment	136,114	117,018
Corporate aircraft	31,277	31,277
Vehicles	244	244
	297,965	249,133
Less accumulated depreciation and amortization	(165,334)	(143,916)
Total	$132,631	$105,217

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Depreciation expense for property and equipment totaled $23,195,  $21,107 and $25,059 for the years ended December 31, 2016,  2015 and 2014, respectively.

On September 14, 2016, the Company acquired, through WWE Real Estate Holdings, LLC a wholly-owned special purpose subsidiary (“WWE Real Estate”), a building and underlying real property located in Stamford, Connecticut (the “Purchased Property”) from one of the debtors in the Chapter 11 bankruptcy proceedings of Newbury Common Associates, LLC and certain of its affiliates. The purchase price of $26,883 was funded, in part, by the assumption of an existing mortgage of $23,000 (see Note 10, Long-Term Debt and Credit Facilities, for further discussion). The Company had been one of the tenants in the Purchased Property for approximately 16 years.  In connection with the acquisition, WWE Real Estate assumed the seller’s interests as landlord under several existing leases of the Purchased Property, including the landlord’s interest in leases under which the Company is a tenant. Since the assets of WWE Real Estate represent collateral for the underlying mortgage, these assets are not available to satisfy debts and obligations to any other creditors of the Company.  As of December 31, 2016, costs of $24,074, consisting of purchase price and capitalized transaction costs, are reflected in Land, buildings and improvements, which is a component of Property and equipment, on the Consolidated Balance Sheet.  Depreciation on the Purchased Property is computed on a straight-line basis over the estimated useful lives of the Purchased Property in accordance with the Company’s existing accounting policy for property and equipment.

During the year ended December 31, 2015, the Company reevaluated its plans to develop an improved and expanded media center at the location of our existing production facility. The Company made the determination that these plans would not be viable and deemed them abandoned; accordingly, we recorded a non-cash abandonment charge of $7,125 to write-off the carrying value of these costs, which is disclosed as Loss on abandonment on the Consolidated Statements of Operations and is included in our Corporate and Other segment results.

Depreciation expense for the year ended December 31, 2014 reflects a benefit of $1,492 from the recognition of infrastructure tax credits relating to our improvements in conjunction with capital projects to support our increased content production efforts.  The credit was received during the year ended December 31, 2014, but related to assets placed in service in prior years. The credit was used to reduce the carrying value of the assets as of their in-service date, and consequently, the adjustment to depreciation expense reflects the revised amount incurred since the in-service date.  Depreciation expense for the year ended December 31, 2014 also includes an impairment charge of $1,757 related to a change in business strategy during 2014 related to our gamification platform and an adjustment of $1,600 to reduce the carrying value of the Company’s former corporate aircraft to its estimated fair value prior to its sale.  See Note 14, Restructuring Charge, for further details regarding the change in business strategy undertaken during 2014.

7. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of December 31,
	2016	2015
In release	$13,892	$15,249
Completed but not released	8,881	2,432
In production	3,387	8,029
In development	977	643
Total	$27,137	$26,353

Approximately 45% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 70% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production assets within four years as we receive revenues associated with television distribution of our licensed films. During the years ended December 31, 2016,  2015 and 2014, we amortized $5,720,  $3,401 and $3,700, respectively, of feature film production assets.  During these periods, our films were released under a co-distribution model.  Under the co-distribution model, third-party distribution partners control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distribution partners recoup distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film.

During the year ended December 31, 2016, we released four feature films direct to DVD, Countdown, Scooby Doo! & WWE: Curse of the Speed Demon, Interrogation and Eliminators, and one film via theatrical distribution, Incarnate.  These five films comprised $4,130 of our “In release” feature film assets as of December 31, 2016.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

During the year ended December 31, 2015, we released three feature films direct via limited theatrical distribution, Vendetta,  12 Rounds 3: Lockdown and The Condemned 2, and three films direct to DVD, The Flintstones & WWE: Stone Age SmackDown,  The Marine 4: Moving Target and Santa’s Little Helper. These six films comprised $7,000 of our "In release" feature film assets as of December 31, 2015.

We currently have six theatrical films designated as “Completed but not released” and have three films "In production." We also have capitalized certain script development costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned.  During the years ended December 31, 2016 and December 31, 2014, we expensed $119 and $339, respectively, related to previously capitalized development costs related to abandoned projects. We did not incur any comparable expenses for the year ended December 31, 2015.

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

We recorded impairment charges $823,  $490 and $1,476 related to our feature films during the years ended December 31, 2016,  2015 and 2014, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

8. Television Production Assets, Net

Television production assets consisted of the following:

	As of December 31,
	2016	2015
In release	$12,198	$425
In production	310	10,991
Total	$12,508	$11,416

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

Amortization of television production assets consisted of the following:

	For the year ended December 31,
	2016	2015	2014
WWE Network programming	$11,073	$8,607	$13,148
Television programming	15,860	21,984	12,719
Total	$26,933	$30,591	$25,867

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period.  If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the years ended December 31, 2016,  2015 and 2014, we did not record any impairments related to our television production assets.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2016	2015
Trade related	$10,118	$8,583
Staff related	7,494	6,436
Management incentive compensation	21,542	23,183
Talent related	6,969	6,285
Accrued WWE Network related expenses	2,120	4,220
Accrued event and television production	7,031	6,243
Accrued legal and professional	1,952	2,139
Accrued purchases of property and equipment	2,940	1,096
Accrued film liability	366	2,531
Accrued other	9,828	9,285
Total	$70,360	$70,001

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities.

10. Long-Term Debt and Credit Facilities

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	December 31,	December 31,
	2016	2015
Current portion of long-term debt:
Film Credit Facility	$1,583	$—
Aircraft financing	4,538	4,440
Total current portion of long-term debt	6,121	4,440

Long-term debt:
Aircraft financing	$12,596	$17,135
Mortgage	23,000	—
Total long-term debt	35,596	17,135

Total	$41,717	$21,575

Mortgage

On September 14, 2016, the Company acquired, through WWE Real Estate, the Purchased Property from one of the debtors in the Chapter 11 bankruptcy proceedings of Newbury Common Associates, LLC and certain of its affiliates. See Note 6, Property and Equipment, for further discussion. In connection with the acquisition, WWE Real Estate entered into a Note and Mortgage Assumption Agreement, dated September 13, 2016 (the “Assumption Agreement”), with Hamilton and Wilmington Trust, National Association, as trustee for the registered holders of Wells Fargo Commercial Mortgage Trust 2015-NXS2, Commercial Mortgage Pass-Through Certificates, Series 2015-NXS2 (the “Lender”).  Pursuant to the Assumption Agreement, WWE Real Estate paid the Lender $1,865 as a bring current payment and assumed future obligations under a Loan Agreement, dated June 8, 2015, between the seller and the lender, in the principal amount of $23,000, which loan is secured by a mortgage on the Purchased Property.  As part of this debt assumption, the Company executed a Joinder By and Agreement of New Indemnitor pursuant to which the Company agreed to guarantee limited recourse obligations of WWE Real Estate and to certain limited indemnification obligations.  The loan bears

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

interest at the rate of 4.50% per annum and requires monthly interest only payments of $86 until June 2018 and interest and principal payments of $117 per month thereafter, with a balloon payment on maturity in July 2025. There is a significant yield maintenance premium for prepayments.  Pursuant to the Assumption Agreement, since the assets of WWE Real Estate represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company.

Aircraft Financing

 In 2013, the Company entered into a $31,568 promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Aircraft Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest,  and has a final maturity of August 7, 2020. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft.

As of December 31, 2016, the scheduled principal repayments under our Aircraft Note obligation for the subsequent four years are as follows:

December 31, 2017	$4,538
December 31, 2018	4,638
December 31, 2019	4,740
December 31, 2020	3,218
$17,134

The table above assumes that the Aircraft Note will not be prepaid prior to its maturity on August 7, 2020.

Credit Facilities

Revolving Credit Facility

On July 29, 2016, the Company entered into an amended and restated $150,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Amended and Restated Revolving Credit Facility").  The Amended and Restated Revolving Credit Facility replaces the previous $200,000 revolving credit facility which was set to expire on September 9. 2016. Among other things, the Amended and Restated Revolving Credit Facility extends the maturity date to July 29, 2021, modifies the applicable margin for borrowings under the facility and amends restrictions on certain financial covenants to provide for greater financial flexibility.  Subsequently, on December 12, 2016, in connection with the issuance of the Notes,  as defined below, we entered into the First Amendment to the Amended and Restated Revolving Credit Facility (the “First Amendment”).  Among other things, the First Amendment reduced the Amended and Restated Revolving Credit Facility to $100,000 and amends restrictions on certain financial covenants to provide for greater financial flexibility.    Applicable interest rates for the borrowings under the Amended and Restated Revolving Credit Facility are based on the Company's current consolidated leverage ratio.  As of December 31, 2016, the LIBOR-based rate plus margin was 2.25%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.25% on the average daily unused portion of the Amended and Restated Revolving Credit Facility. Under the terms of the Amended and Restated Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of December 31, 2016, the Company was in compliance with the Amended and Restated Revolving Credit Facility, and had available debt capacity under the terms of the Amended and Restated Revolving Credit Facility of $100,000. As of December 31, 2016 and 2015, there were no amounts outstanding under the Amended and Restated Revolving Credit Facility.

Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corp. and WWE Studios Finance Holding Corp. (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement, as amended, with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”). Funds under the Film Credit Facility can be used for, among other things, development of films and television projects. Under the Film Credit Facility, the WWE Studios Finance Corp. is allowed to borrow amounts of up to an aggregate of $35,000 based on a borrowing base formula. As of December 31, 2016, borrowings of $1,583 have been made under the Film Credit Facility. The Company has the intent and ability to repay the amounts outstanding under the Film Credit Facility within one year, and as such, the outstanding balance as of December 31, 2016 has been classified as a current portion of long-debt within our Consolidated Balance Sheets. The Film Credit Facility has a five-year term, and

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

it is secured by substantially all the assets of the Loan Parties. The applicable interest rate for borrowings under the Film Credit Facility is a LIBOR-based rate plus 2.50% on LIBOR-based borrowings or an alternate base rate plus 1.50% for alternate base rate borrowings, in all cases subject to adjustment downward based on the status of film projects. As of December 31, 2016, the LIBOR-based rate plus margin was 3.50%. The Loan Parties are required to pay certain fees, including a commitment fee, calculated at a rate per annum of 0.50% on the average daily unutilized portion of the Film Credit Facility. Under the terms of the Film Credit Facility, the Loan Parties are subject to certain financial covenants and restrictions, including limitations with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates. As of December 31, 2016, the Company was in compliance with the Film Credit Facility, and had $5,500 of available capacity under the terms of the Film Credit Facility.

   11. Convertible Debt

On December 12, 2016, we entered into a purchase agreement with J.P. Morgan Securities, LLC and Morgan Stanley & Co., LLC, as representatives of the several initial purchases named therein (collectively, the “Initial Purchasers”), to issue and sell $200,000 aggregate principal amount of our 3.375% convertible senior notes due 2023 (the "Initial Notes") in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.  In addition, we granted the Initial Purchasers a 30-day option to purchase up to an additional $30,000 aggregate principal amount of the Notes (the “Over-Allotment Option”).  On January 11, 2017, the Initial Purchasers partially exercised their Over-Allotment Option to purchase an additional $15,000 in aggregate principal amount of the Initial Notes (the “Additional Notes” and together with the “Initial Notes”, the “Notes”).  See Note 23, Subsequent Events, for further details regarding the Over-Allotment Option exercise.  The Notes are due December 15, 2023, unless earlier repurchased by us or converted. Interest is payable semi-annually in arrears on June15 and December 15 of each year, beginning on June 15, 2017.  The sale of the Notes to the Initial Purchasers settled on December 16, 2016, and resulted in $193,899 in net proceeds to WWE after deducting the initial purchasers’ discount and the estimated offering expenses.  Proceeds from the Notes were used, in part, to pay for the cost of the convertible note hedge of $34,100, which was partially offset by proceeds of $19,460 received from the sale of warrants (described further below). We intend to use the remaining proceeds to support the execution of our long-term growth strategy and for general corporate purposes.

The Notes are governed by an Indenture between us, as issuer, and U.S. Bank, National Association, as trustee. The Notes will be our general unsecured obligations and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.  In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure secured debt will be available to pay obligations on the Notes only after all indebtedness under such secured debt has been repaid in full from such assets.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our election. As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount.  The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the Notes using the effective interest method with an effective interest rate of 6.40% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 40.1405 shares of common stock per $1 principal amount of Notes, which is equivalent to an initial conversion price of $24.91 per share of Class A common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. Prior to the close of the business date immediately preceding June 15, 2023, the Notes will be convertible under the following circumstances:

a)

During any calendar quarter beginning after the calendar quarter ending on December 31, 2016 (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

b)

During the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate on each such trading day;

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

c)	Upon the occurrence of specified corporate events; or

d)

On or after June 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1 principal amount, at the option of the holder regardless of the foregoing circumstances.

As of December 31, 2016, the Notes are not yet convertible.

In accounting for the transaction costs related to the Note issuance, we allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component, totaling $5,060, are being amortized as non-cash interest expense over the term of the Notes, and offering costs attributable to the equity component, totaling $1,040, were netted with the equity component in stockholders' equity.

As of December 31, 2016, the Notes consisted of the following:

Debt component:
Principal	$200,000
Less: Unamortized debt discount	(33,950)
Less: Unamortized debt issuance costs	(5,042)
Net carrying amount	$161,008

Equity component (1)	$33,060
(1)	Recorded in the Consolidated Balance Sheets within additional paid-in capital, net of the $1,040 issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

For the year ended
December 31,
2016
3.375% contractual coupon	$262
Amortization of debt discount	151
Amortization of debt issuance costs	19
Interest expense	$432

Convertible Note Hedge

In connection with the pricing of the Notes, on December 12, 2016, we entered into convertible note hedge transactions with respect to our Class A common stock (the “Note Hedge”) with JPMorgan Chase Bank, National Association, London Branch, Morgan Stanley & Co. International plc and Citibank, N.A., affiliates of three of the Initial Purchasers (collectively, the “Counterparties”).  On December 16, 2016, we paid an aggregate amount of $34,100 for the Note Hedge to the Counterparties.  The Note Hedge transactions cover, subject to anti-dilution adjustments substantially similar to those in the Notes, approximately 8.03 million shares of our Class A common stock, the same number of shares initially underlying the Notes, at a strike price that initially corresponds to the initial conversion price of the Notes, and are exercisable upon conversion of the Notes.  The Note Hedge will expire on December  15, 2023, unless earlier terminated. The Note Hedge is intended to offset the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of our Class A common stock, as measured under the Notes, is greater than the strike price of the Note Hedge, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes.  The Note Hedge transactions are separate transactions, entered into by us with the Counterparties, and are not part of the terms of the Notes, and have been accounted for as part of additional paid-in capital.  Holders of the Notes will not have any rights with respect to the Note Hedge transactions.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Warrant Transactions

In addition, concurrently with entering into the Note Hedge transactions, on December 12, 2016, we separately entered into warrant transactions (the “Warrants”), to sell warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 8.03 million shares of our Class A common stock at an initial strike price of approximately $31.89 per share, which represents a premium of approximately 60.0% over the last reported sale price of our Class A common stock of $19.93 on December 12, 2016.  We received aggregate proceeds of $19,460 from the sale of the Warrants to the Counterparties. If the market price per share of our Class A common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect with respect to our Class A common stock, unless we elect, subject to certain conditions, to settle the Warrants in cash.  The Warrants are transactions, entered into by us with the Counterparties, separately from the Notes or the Note Hedge, and have been accounted for as part of additional paid-in capital. Holders of the Notes and Note Hedge will not have any rights with respect to the Warrants.

In connection with the partial exercise of the Over-Allotment Option to purchase an additional $15,000 in aggregate principal amount of the Notes, on January 11, 2017, we entered into additional Note Hedge transactions with the Counterparties and paid an aggregate amount of $2,558 for the additional Note Hedge. On January 11, 2017, we also entered into separate additional Warrants transactions with the Counterparties and received aggregate proceeds of $1,460. Refer to Note 23, Subsequent Events,  for further details regarding the Over-Allotment Option exercise.

12. Income Taxes

For the years ended December 31, 2016, 2015 and 2014, the effective tax rate on income (loss) from continuing operations was 36.4%, 33.4% and 39.0%, respectively.

The components of our tax provision are as follows:

	Year Ended December 31,
	2016	2015	2014
Current taxes:
Federal	$(1,931)	$12,107	$508
State and local	1,210	2,537	(335)
Foreign	7,940	7,112	6,074
Deferred taxes:
Federal	11,582	(9,736)	(23,108)
State and local	560	78	(2,365)
Foreign	11	(16)	(6)
Total income tax expense (benefit)	$19,372	$12,082	$(19,232)

Within the current foreign tax provision for the years ended December 31, 2016, 2015, and 2014 is $7,460,  $6,860 and $5,724, respectively, of foreign withholding taxes paid on income included within the US pre-tax book income below.

Components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
United States	$51,160	$35,306	$(49,808)
Foreign	2,053	920	504
Total income (loss) before income taxes	$53,213	$36,226	$(49,304)

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following sets forth the difference between the provision/(benefit) for income taxes computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal tax at 35%	$18,625	$12,679	$(17,256)
State and local taxes, net of federal tax benefit	1,496	1,848	(1,444)
Foreign rate differential	(327)	(97)	(34)
Tax exempt interest income	(55)	(52)	(119)
Qualified production activity deduction	(942)	(2,077)	39
Unrecognized tax benefits	(248)	(447)	(395)
Meals and entertainment	308	284	297
Other	515	(56)	(320)
Provision/(Benefit) for income taxes	$19,372	$12,082	$(19,232)

The tax effects of temporary differences and net operating losses that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
	2016	2015
Deferred tax assets:
Accounts receivable	$2,206	$2,922
Inventory	3,273	2,973
Deferred income	18,715	23,939
Stock compensation	8,937	6,403
Net operating loss carryforward	1,160	1,174
Foreign tax credits	302	4,805
Investments	44	101
Intangible assets	2,650	3,150
Capitalized feature film production costs	717	917
Accrued liabilities and reserves	722	769
Federal benefit related to uncertain tax positions	163	313
Deferred tax assets, gross	38,889	47,466
Valuation allowance	(1,160)	(1,174)
Deferred tax assets, net	37,729	46,292
Deferred tax liabilities:
Property and equipment depreciation	(4,326)	(1,475)
Investments	(847)	(108)
Deferred tax liabilities	(5,173)	(1,583)
Total deferred tax assets, net	$32,556	$44,709

The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the vesting of restricted stock units and performance stock units of $13,301,  $7,694 and $5,459 in 2016,  2015 and 2014, respectively.

As of December 31, 2016,  we had $32,556 of deferred tax assets, net, included in Non-current income tax assets in our Consolidated Balance Sheet.  As of December 31, 2015 we had $44,709 of deferred tax assets, net, included in Non-current income tax assets in our Consolidated Balance Sheet. The decrease in our deferred tax asset balance was driven by prepaid royalties relating to television contracts and utilization of foreign tax credit carryforwards.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

As of December 31, 2016 and 2015, we had valuation allowances of $1,160 and $1,174 respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to foreign income taxes and the resulting net operating losses in foreign jurisdictions where we have ceased operations.

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

As of December 31, 2016, the Company had a total of $302 of foreign tax credit carryforwards, available to offset future U.S. income taxes. As of December 31, 2016, the tax credits will begin to expire at various times in 2026.

We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we believe the outcome of these audits will not have a material effect on our financial statements.

U.S. income taxes have not been provided for on $7,492 of unremitted earnings of our international subsidiaries. These earnings are expected to be indefinitely reinvested overseas. It is not practical to compute the estimated deferred tax liability on these earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

Unrecognized Tax Benefits

For the year ended December 31, 2016, we recognized $284 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions.  Included in the amount recognized was $28 of potential interest and penalties related to uncertain tax positions.  For the year ended December 31, 2015, we recognized $453 of previously unrecognized tax benefits relating to the statute of limitations expiring in certain state and local jurisdictions.  Included in the amount recognized was $78 of potential interest and penalties related to uncertain tax positions.  The recognition of these amounts contributed to our effective tax rate of 36.4% for the year ended December 31, 2016 as compared to 33.4% for the year ended December 31, 2015.

At December 31, 2016, we had $487 of unrecognized tax benefits, which if recognized, would affect our effective tax rate, which is classified in Non-current income tax liabilities. At December 31, 2015, we had $818 of unrecognized tax benefits.  Of this amount $5 is classified in Prepaid expense and other current assets and the remaining $813 was classified in Non-current income tax liabilities.

Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2016	2015
Beginning Balance- January 1	$818	$1,273
Increase to unrecognized tax benefits recorded for positions taken during the current year	77	165
Decrease to unrecognized tax benefits recorded for positions taken during a prior period	(51)	(181)
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—	(60)
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(357)	(379)
Ending Balance- December 31	$487	$818

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $192 of accrued interest and $45 of accrued penalties related to uncertain tax positions as of December 31, 2016 classified in Non-current income tax liabilities.  At December 31, 2015, we had $235 of accrued interest and $69 of accrued penalties related to uncertain tax positions classified in Non-current income tax liabilities.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $179 within 12 months after December 31, 2016.

We file income tax returns in the United States and various state, local, and foreign jurisdictions.  During 2016 and 2015, the Company settled audits with the IRS, various state, local, and foreign jurisdictions.  We are generally subject to examination by the IRS for years ending on or after December 31, 2013.  We are also subject to examination by various state and local jurisdictions for years ending on or after December 31, 2013.

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

We recorded the following incentives during the years ended December 31, 2016,  2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Television production incentives	$12,982	$11,100	$10,833
Feature film production incentives	$1,347	$1,639	$4,548
Infrastructure improvements on qualifying capital projects (a)	$—	$—	$3,080

(a)	Of the $3,080 received during the year ended December 31, 2014, the Company recorded $2,937 as a reduction in property and equipment.

14. Restructuring Charge

During 2014, the Company announced a restructuring plan in support of a cost cutting initiative. Included in this restructuring was the shutdown of our magazine publishing business, a shift in our gamification strategy, and a reduction in our headcount. Additionally, the cost cutting initiatives included reducing prospective spending throughout our operations. The Company recorded a one-time pre-tax restructuring charge of $4,200 in the third quarter of 2014, comprised primarily of a cash charge of $2,000 for severance costs and the write-down of certain assets associated with our gamification business resulting in a non-cash charge of $1,800.  The severance costs are recorded in Selling, General and Administrative expenses in our Consolidated Statements of Operations.  Approximately $1,700 of cash spend related to severance and other restructuring charges was paid out in the second half of 2014 and the remainder was paid out during 2015.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

15. Commitments and Contingencies

We have certain commitments, including various non-cancelable operating leases for facilities and sales offices, service contracts with certain vendors and various talent, and a service agreement obligation related to WWE Network.

Future minimum payments as of December 31, 2016 under the agreements described above were as follows:

	Operating	Service Contracts	Service
	Lease	and Talent	Agreement
	Commitments	Commitments	Commitments	Total
2017	$4,368	$30,582	$8,190	$43,140
2018	3,469	24,103	—	27,572
2019	2,616	16,507	—	19,123
2020	1,105	12,865	—	13,970
2021	718	7,128	—	7,846
Thereafter	3,350	6,604	—	9,954
Total	$15,626	$97,789	$8,190	$121,605

Rent expense under operating lease commitments totaled $6,367,  $6,414 and $6,583 for the years ended December 31, 2016,  2015 and 2014, respectively.

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso.  Such discovery was completed by June 1, 2016, and on March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss.  On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit.  On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit.  On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases.  The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit on August 1, 2016.  Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts.  This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws.  This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property.  The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon.  The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint.  On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc.    The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on WWE Network.  On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, seeks to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant. On November 4, 2016, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their amended complaint on November 7, 2016.  On December 2, 2016, the Company moved to dismiss the amended complaint.  The Company believes all claims against the Company in this lawsuit are without merit and intends to continue to defend itself vigorously.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims.  By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

16. Related Party Transactions

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

17. Stockholders’ Equity

Class B Convertible Common Stock

Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the years ended December 31, 2016,  2015 and 2014, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.

Dividends

We declared and paid quarterly dividends of $0.12 per share, totaling $36,564,  $36,345, and $36,150 on all Class A and Class B shares for the years ended December 31, 2016,  2015 and 2014, respectively.

18. Stock-based Compensation

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

As of December 31, 2016, there were approximately 4.2 million shares available for future grants under the 2016 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs and PSUs.

Restricted Stock Units

The Company grants RSUs to officers and employees under the 2016 Plan.  Stock-based compensation costs associated with our RSUs are determined using the fair market value of the Company's common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs have a service requirement typically over a three and one half year vesting schedule and vest in equal annual installments.  We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.  Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock.  The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following tables summarize the activity of RSUs for the year ended December 31, 2016:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	266,450	$16.31
Granted	222,880	$17.16
Vested	(94,266)	$16.76
Forfeited	(49,300)	$16.69
Dividend equivalents	10,997	$16.69
Unvested at December 31, 2016	356,761	$16.68

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense	$2,407	$1,706	$1,095
Tax benefits realized	1,775	666	1,036
Weighted-average grant-date fair value of RSUs granted	3,825	3,288	2,573
Fair value of RSUs vested	1,580	849	808

As of December 31, 2016, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures, was $3,006 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.6 years.

Performance Stock Units

The Company grants PSUs to officers and employees under the 2016 Plan.  Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically three and one half years. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.  We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.    Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock.  The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following tables summarize the activity of PSUs for the year ended December 31, 2016:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	1,238,679	$17.95
Granted	956,730	$18.40
Achievement adjustment	620,923	$14.94
Vested	(590,632)	$16.53
Forfeited	(104,815)	$16.55
Dividend equivalents	40,426	$15.23
Unvested at December 31, 2016	2,161,311	$16.39

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense	$15,361	$15,088	$6,248
Tax benefits realized	11,525	7,028	4,423
Weighted-average grant-date fair value of PSUs granted	17,604	17,843	3,434
Fair value of PSUs vested	9,763	6,078	5,090

During the year ended December 31, 2016, we granted 956,730 PSUs, inclusive of the second half of the executive grants noted above, which are subject to certain performance conditions.

During the year ended December 31, 2015 we granted 1,000,146 PSUs, inclusive of the first half of the executive grants noted above, which were subject to performance conditions. During the first quarter of 2016, the performance conditions related to these PSUs were exceeded, which resulted in an increase of 620,923 PSUs in 2016 relating to the original 2015 PSU grants.

As of December 31, 2016, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was $19,068 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.7 years.

Employee Stock Purchase Plan

We provide a stock purchase plan for our employees. Under the plan, all eligible regular full-time employees may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to Selling, general and administrative expense for the difference between the fair market value and the discounted price. During 2016,  2015 and 2014, employees purchased 71,636,  86,922 and 71,157 shares of our common stock which resulted in an expense of $331, $438,  $201, respectively.  As of December 31, 2016,  1.7 million shares of the Company's common stock are reserved for issuance under the 2012 Employee Stock Purchase Plan.

19. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $2,028,  $1,947 and $1,861 for the years ended December 31, 2016,  2015 and 2014, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2016,  2015 or 2014.

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

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments.   These costs are presented into two categories, Corporate Support and Business Support.  Corporate support expenses primarily include our corporate general and administrative functions.  Business Support expenses include our sales and marketing functions, our international offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions. Included in Corporate and Other are intersegment eliminations recorded in consolidation.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2016	2015	2014
Net revenues:
Network	$180,895	$159,407	$114,975
Television	241,730	231,115	176,670
Home Entertainment	13,110	13,434	27,313
Digital Media	26,937	21,448	20,910
Live Events	144,358	124,667	110,659
Licensing	49,126	48,913	38,565
Venue Merchandise	24,198	22,428	19,336
WWEShop	34,607	27,074	20,238
WWE Studios	10,094	7,082	10,882
Corporate & Other	4,161	3,200	3,072
Total net revenues	$729,216	$658,768	$542,620

Depreciation and amortization:
Network	$6,045	$—	$—
Television	5,026	8,955	8,141
Home Entertainment	20	—	—
Digital Media	342	1,254	2,989
Live Events	2	22	29
WWE Studios	—	8	9
Corporate & Other	12,976	12,521	15,537
Total depreciation and amortization	$24,411	$22,760	$26,705

OIBDA:
Network (1)	$43,020	$48,364	$(1,773)
Television (1)	119,814	96,967	61,865
Home Entertainment	5,249	4,624	15,024
Digital Media	4,576	4,384	295
Live Events	41,807	37,986	27,829
Licensing	27,430	28,795	20,924
Venue Merchandise	9,764	8,870	7,722
WWEShop	7,338	5,148	3,524
WWE Studios	(258)	(1,487)	466
Corporate & Other (2)	(178,688)	(172,097)	(151,328)
Total OIBDA	$80,052	$61,554	$(15,452)

Reconciliation of Total Operating Income (Loss) to Total OIBDA

	Year Ended December 31,
	2016	2015	2014
Total operating income (loss)	$55,641	$38,794	$(42,157)
Depreciation and amortization	24,411	22,760	26,705
Total OIBDA (2)	$80,052	$61,554	$(15,452)

(1)

Beginning on January 1, 2016, the Company started allocating certain shared costs and expenses between our Network and Television segments. We believe this allocation more accurately reflects the operations of each of these reportable segments.  The impact of this allocation methodology during the year ended December 31, 2016 was a decline to Network segment OIBDA of $15,427, with a corresponding increase of $15,427 to Television segment OIBDA.  The allocation methodology had no impact on our consolidated financial

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

statements.  Prior year Network and Television segment results were not revised for this prospective change in the allocation method.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(2)

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

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year Ended December 31,
	2016	2015	2014
North America	$539,917	$488,957	$426,191
Europe/Middle East/Africa	122,728	112,326	69,085
Asia Pacific	54,699	49,348	41,054
Latin America	11,872	8,137	6,290
Total net revenues	$729,216	$658,768	$542,620

Revenues generated from the United Kingdom, our largest international market, totaled $78,543,  $75,653 and $40,501 for the years ended December 31, 2016,  2015 and 2014, respectively.  The Company's property and equipment was almost entirely located in the United States at December 31, 2016 and 2015.

21. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At December 31, 2016 our two largest receivable balances from customers were 17% and 15% of our gross accounts receivable.  At December 31, 2015, our two largest receivable balances from customers were 15% and 14% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

22. Selected Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016	(2)	(2)	(1) (2)	(1) (2) (3)
Net revenues	$171,100	$198,994	$164,162	$194,960
Cost of revenues	$93,334	$132,020	$87,637	$117,041
Net income (loss)	$13,885	$862	$11,075	$8,019
Net income (loss) per common share: basic	$0.18	$0.01	$0.15	$0.10
2015
Net revenues	$176,178	$150,182	$166,232	$166,176
Cost of revenues	$109,701	$87,312	$98,270	$102,033
Net income (loss)	$9,773	$5,119	$10,365	$(1,113)
Net income (loss) per common share: basic	$0.13	$0.07	$0.14	$(0.02)

(1)

Cost of revenues for the fourth quarter of 2016 includes an impairment charge of $823 related to certain of our feature films.  Cost of revenues for the third and fourth quarter of 2015 includes impairment charges of $270 and $220, respectively, related to certain of our feature films.  See Note 7, Feature Film Production Assets.

(2)

Net income for the first, third and fourth quarters of 2016 includes a benefit of $2,530,  $9,638 and $814, respectively, related to television production incentives.  Net income for the first, second and third quarters of 2015 includes a benefit of $697,  $517 and $9,886, respectively, related to television production incentives.

(3)

Net loss for the fourth quarter of 2015 includes a $7,125 non-cash abandonment charge to write-off the value of costs related to a media center expansion project. See Note 6, Property and Equipment, for further discussion.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

23. Subsequent Events

On January 11, 2017, the Initial Purchasers partially exercised their Over-Allotment Option to purchase an additional $15,000 in aggregate principal amount of the Notes, as described in Note 11, Convertible Debt.  On January 17, 2017, the transaction settled and resulted in $14,588 in net proceeds to WWE after deducting the initial purchasers’ discount and the estimated offering expenses. In connection with the partial exercise of the Over-Allotment Option, we entered into additional privately negotiated convertible Note Hedge transactions with the Counterparties. We paid an aggregate amount of $2,558 to the Counterparties for the additional Note Hedge. The additional Note Hedge transactions cover, subject to anti-dilution adjustments substantially similar to those in the Notes, 602,107 shares of our Class A common stock, the same number of shares underlying the additional Notes, at a strike price that initially corresponds to the initial conversion price of the Notes, and are exercisable upon conversion of the Notes. The Convertible Note Hedge Transactions will expire upon the maturity of the Notes, unless earlier terminated.  In addition, concurrently with entering the additional Note Hedge transactions, on January 11, 2017, we separately entered into additional Warrants transactions, whereby we sold to the Counterparties warrants to acquire, collectively, subject to anti-dilution adjustments, 602,107 shares of our Class A common stock at an initial strike price of approximately $31.89 per share, which represents a premium of approximately 60.0% over the last reported sale price of our Class A common stock of $19.93 on December 12, 2016. We received aggregate proceeds of $1,460 from the sale of the additional Warrants to the Counterparties. Consistent with the accounting treatment with the initial Note Hedge and Warrants, we will record the additional Note Hedge and Warrants as a part of additional paid-in capital.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Charges to
	Balance at	Expense/
	Beginning	Against	Deductions/	Balance at
Description	of Year	Revenues	Adjustments *	End of Year
For the Year Ended December 31, 2016
Allowance for doubtful accounts	$7,789	$(386)	$(1,458)	$5,945
Home video allowance for returns	2,442	7,294	(7,463)	2,273
Allowance for WWE Network refunds and chargebacks	80	402	(442)	40
For the Year Ended December 31, 2015
Allowance for doubtful accounts	$4,814	$630	$2,345	$7,789
Magazine publishing allowance for newsstand returns	299	28	(327)	—
Home video allowance for returns	2,588	10,158	(10,304)	2,442
Allowance for WWE Network refunds and chargebacks	25	855	(800)	80
For the Year Ended December 31, 2014
Allowance for doubtful accounts	$2,786	$1,164	$864	$4,814
Magazine publishing allowance for newsstand returns	2,038	8,363	(10,102)	299
Home video allowance for returns	4,520	9,828	(11,760)	2,588
Allowance for WWE Network refunds and chargebacks	—	302	(277)	25

*   Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of products,  as well as certain adjustments to the allowance account, including reserves for amounts due from customers that have not been recognized as revenue.