Form 10-Q
period 2017-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2017-05-04
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

At May 2, 2017 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 38,507,281 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 37,949,438.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net revenues	$188,444	$171,100
Cost of revenues	109,153	93,334
Selling, general and administrative expenses	68,434	50,175
Depreciation and amortization	6,868	5,587
Operating income	3,989	22,004
Interest expense	(3,526)	(593)
Investment income, net	861	610
Other income (expense), net	64	(656)
Income before income taxes	1,388	21,365
Provision for income taxes	500	7,480
Net income	$888	$13,885
Earnings per share: basic and diluted	$0.01	$0.18
Weighted average common shares outstanding:
Basic	76,441	75,937
Diluted	78,181	77,095
Dividends declared per common share (Class A and B)	$0.12	$0.12

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$888	$13,885
Other comprehensive income (loss):
Foreign currency translation adjustments	45	13
Unrealized holding (losses) gains on available-for-sale securities (net of tax (benefit) expense of ($22) and $130, respectively)	(36)	213
Total other comprehensive income	9	226
Comprehensive income	$897	$14,111

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,621	$211,976
Short-term investments, net	105,062	55,164
Accounts receivable (net of allowance for doubtful accounts and returns of $8,740 and $8,259, respectively)	53,345	53,155
Inventory	7,455	6,531
Prepaid expenses and other current assets	31,163	22,480
Total current assets	362,646	349,306
PROPERTY AND EQUIPMENT, NET	129,877	132,631
FEATURE FILM PRODUCTION ASSETS, NET	27,878	27,137
TELEVISION PRODUCTION ASSETS, NET	10,121	12,508
INVESTMENT SECURITIES	25,096	24,957
NON-CURRENT DEFERRED INCOME TAX ASSETS	32,512	32,556
OTHER ASSETS, NET	19,876	21,808
TOTAL ASSETS	$608,006	$600,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,529	$6,121
Accounts payable and accrued expenses	55,556	70,360
Deferred income	68,978	56,653
Total current liabilities	132,063	133,134
LONG-TERM DEBT	34,446	35,596
CONVERTIBLE DEBT	174,224	161,008
NON-CURRENT INCOME TAX LIABILITIES	624	725
NON-CURRENT DEFERRED INCOME	26,475	30,697
Total liabilities	367,832	361,160
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 38,499,514 and 38,455,266 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	385	385
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 37,949,438 and 37,949,438 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	379	379
Additional paid-in capital	412,097	403,387
Accumulated other comprehensive income	2,904	2,895
Accumulated deficit	(175,591)	(167,303)
Total stockholders’ equity	240,174	239,743
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$608,006	$600,903

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2016	38,455	$385	37,949	$379	$403,387	$2,895	$(167,303)	$239,743
Net income	—	—	—	—	—	—	888	888
Other comprehensive income	—	—	—	—	—	9	—	9
Stock issuances, net	45	—	—	—	704	—	—	704
Debt discount on convertible debt, net (See Note 13)	—	—	—	—	2,487	—	—	2,487
Purchase of convertible note hedge (See Note 13)	—	—	—	—	(2,558)	—	—	(2,558)
Proceeds from issuance of warrants (See Note 13)	—	—	—	—	1,460	—	—	1,460
Cash dividends declared	—	—	—	—	2	—	(9,176)	(9,174)
Stock-based compensation	—	—	—	—	6,615	—	—	6,615
Balance, March 31, 2017	38,500	$385	37,949	$379	$412,097	$2,904	$(175,591)	$240,174

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$888	$13,885
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	2,731	1,106
Amortization of television production assets	5,616	8,131
Depreciation and amortization	8,534	6,736
Services provided in exchange for equity instruments	(722)	(758)
Equity in earnings of affiliate, net of dividends received	(102)	(128)
Other amortization	1,543	578
Stock-based compensation	6,615	3,160
Provision for (recovery from) doubtful accounts	243	(101)
Provision for deferred income taxes	44	1,939
Other non-cash adjustments	81	99
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(388)	8,487
Inventory	(924)	(1,655)
Prepaid expenses and other assets	(8,860)	(8,454)
Feature film production assets	(3,472)	(3,001)
Television production assets	(3,229)	(6,963)
Accounts payable, accrued expenses and other liabilities	(14,386)	(17,288)
Deferred income	8,825	(4,248)
Net cash provided by operating activities	3,037	1,525
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(4,351)	(6,677)
Purchases of short-term investments	(61,285)	—
Proceeds from sales and maturities of investments	11,020	—
Net cash used in investing activities	(54,616)	(6,677)
FINANCING ACTIVITIES:
Repayment of long-term debt	(1,125)	(1,101)
Dividends paid	(9,174)	(9,113)
Proceeds from borrowings under credit facilities	1,383	—
Proceeds from borrowings on convertible notes, net of issuance costs	14,534	—
Proceeds from issuance of warrants	1,460	—
Purchase of convertible note hedge	(2,558)	—
Taxes paid related to net settlement upon vesting of equity awards	(17)	(32)
Proceeds from issuance of stock	721	572
Excess tax benefits from stock-based payment arrangements	—	8
Net cash provided by (used in) financing activities	5,224	(9,666)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,355)	(14,818)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,976	38,019
CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,621	$23,201
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment	$2,443	$979

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016.  Certain reclassifications have been made to the Consolidated Statement of Cash Flows in the prior year to conform to the current year presentation pursuant to our adoption of a new accounting standard as of January 1, 2017 related to share-based payment award accounting simplifications. See Note 2, Significant Accounting Policies, for further details.

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

2. Significant Accounting Policies

There have been no significant changes to our accounting policies that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Cost of Revenues

Included within Costs of revenues are the following:

	Three Months Ended
	March 31,
	2017	2016
Amortization and impairment of feature film assets	$2,731	$1,106
Amortization of television production assets	5,616	8,131
Amortization of WWE Network content delivery and technology assets	1,664	1,149
Total amortization and impairment included in cost of revenues	$10,011	$10,386

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018.  The Company does not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update contains various amendments, each requiring a specific method of adoption, and designates whether each amendment should be adopted using a retrospective, modified retrospective, or prospective transition method. The new guidance was adopted on January 1, 2017. The impact of adoption of the update is summarized below:

•

All excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes related to our share-based payment awards will be

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

recognized as income tax benefit or expense in the income statement instead of as an adjustment to additional paid-in capital.  In addition, excess tax benefits are no longer included in the calculation of diluted shares outstanding for purposes computing diluted earnings per share under the treasury stock method. The transition guidance related to these changes has been adopted by the Company on a prospective basis.

•

An entity is now required to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under the required modified retrospective transition, the Company had no cumulative-effect adjustment to retained earnings at January 1, 2017, as the Company had no previously unrecognized excess tax benefits.

•

Excess tax benefits will be classified along with other income tax cash flows as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits were separated from other income tax cash flows and classified as a financing activity. In fiscal year 2016 and 2015, excess tax benefits of $893 and $431, respectively, were recorded as part of financing cash inflows. The Company adopted these changes on a prospective basis.

•

Cash paid by an employer when directly withholding shares for tax-withholding purposes upon vesting of a share-based payment award are now classified as a financing activity on the statement of cash flows rather than as operating cash outflows. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, cash outflows of $32 was reclassified in the accompanying Consolidated Statements of Cash Flows from "Changes in accounts payable, accrued expenses and other liabilities" to " Taxes paid related to net settlement upon vesting of equity awards " for the three months ended March 31, 2016.

•

The threshold to qualify for equity classification of a share-based payment award would now permit withholding up to a maximum individual statutory tax rate in the applicable jurisdictions. The Company had no share-based payment awards receiving liability treatment under the prior rules. Therefore, the change from minimum up to a maximum statutory rate on tax withholdings had no impact on our consolidated financial statements and no cumulative effect adjustment was required.

•	The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments eliminate the requirement to retroactively adopt the equity method of accounting when a change in ownership occurs. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investment and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This new guidance was adopted on January 1, 2017 with no material impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and was adopted on January 1, 2017 with no material impact on our consolidated financial statements.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended
	March 31,
	2017	2016
Net revenues:
Network	$46,470	$40,331
Television	64,016	60,719
Home Entertainment	2,432	3,269
Digital Media	5,735	5,397
Live Events	32,096	25,334
Licensing	20,097	21,042
Venue Merchandise	7,088	5,440
WWEShop	7,921	6,807
WWE Studios	1,282	1,943
Corporate & Other	1,307	818
Total net revenues	$188,444	$171,100

OIBDA:
Network	$14,286	$15,760
Television	30,834	28,307
Home Entertainment	822	1,544
Digital Media	(505)	(112)
Live Events	8,121	6,085
Licensing	13,394	14,271
Venue Merchandise	2,588	2,065
WWEShop	1,894	1,401
WWE Studios	(2,928)	(437)
Corporate & Other	(57,649)	(41,293)
Total OIBDA	$10,857	$27,591

Reconciliation of Total Operating Income to Total OIBDA

	Three Months Ended
	March 31,
	2017	2016
Total operating income	$3,989	$22,004
Depreciation and amortization	6,868	5,587
Total OIBDA	$10,857	$27,591

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended
	March 31,
	2017	2016
North America	$146,223	$130,020
Europe/Middle East/Africa	26,585	27,606
Asia Pacific	12,974	11,589
Latin America	2,662	1,885
Total net revenues	$188,444	$171,100

Revenues generated from the United Kingdom, our largest international market, totaled $15,680 and $16,876 for the three months ended March 31, 2017 and 2016, respectively.  The Company’s property and equipment was almost entirely located in the United States at March 31, 2017 and 2016.

4. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net income	$888	$13,885

Weighted average basic common shares outstanding	76,441	75,937
Dilutive effect of restricted and performance stock units	1,737	1,156
Dilutive effect of employee share purchase plan	3	2
Weighted average dilutive common shares outstanding	78,181	77,095

Earnings per share:
Basic and diluted	$0.01	$0.18

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	557	511

The convertible notes due 2023 had no impact on diluted earnings per share during the three months ended March 31, 2017 since the average price of our common stock did not exceed the conversion price of $24.91 per share.

5. Stock-based Compensation

Our 2016  Omnibus Incentive Plan (the “2016 Plan”) provides for equity-based incentive awards as determined by the Compensation Committee of the Board of Directors as incentives and rewards to encourage officers, employees, consultants and advisors of the Company and its affiliates and to non-employee directors of the Company to participate in our long-term success.

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

The following table summarizes the RSU activity during the three months ended March 31, 2017:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	356,761	$16.68
Granted	311,891	$19.43
Vested	(2,253)	$18.03
Forfeited	(18,473)	$16.35
Dividend equivalents	3,507	$18.01
Unvested at March 31, 2017	651,433	$18.01

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

The following table summarizes the PSU activity during the three months ended March 31, 2017:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	2,161,311	$16.39
Granted	550,460	$22.22
Achievement adjustment	282,662	$20.96
Forfeited	(5,879)	$20.96
Dividend equivalents	13,196	$17.87
Unvested at March 31, 2017	3,001,750	$18.67

During the three months ended March 31, 2017,  we granted 550,460 PSUs which are subject to certain performance conditions.

During the year ended December 31, 2016, we granted 956,730 PSUs,  which were subject to performance conditions.  During the first quarter of 2017, the performance conditions related to these PSUs were exceeded, which resulted in an increase of 282,662 PSUs in 2017 relating to the initial 2016 PSU grant.

Stock-based compensation costs, which includes costs related to RSUs, PSUs and the Company's Employee Stock Purchase Plan, totaled $6,615 and $3,160 for the three months ended March 31, 2017 and 2016, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

6. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2017	2016
Land, buildings and improvements	$131,786	$130,330
Equipment	136,338	136,114
Corporate aircraft	31,277	31,277
Vehicles	244	244
	299,645	297,965
Less: accumulated depreciation and amortization	(169,768)	(165,334)
Total	$129,877	$132,631

Depreciation expense for property and equipment totaled $6,429 and $5,281 for the three months ended March 31, 2017 and 2016, respectively.

7. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	March 31,	December 31,
	2017	2016
In release	$17,845	$13,892
Completed but not released	5,862	8,881
In production	3,107	3,387
In development	1,064	977
Total	$27,878	$27,137

Approximately 34% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 67% of “In release” film production assets are estimated to be amortized over the next three years.  We anticipate amortizing approximately 80% of our "In release" film production asset within four years as we receive revenues associated with television distribution of our licensed films. During the three months ended March 31, 2017 and 2016, we amortized $653 and $1,106, respectively, of feature film production assets. During these periods, our films were released under a co-distribution model.  Under the co-distribution model, third-party distribution partners control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distribution partners recoup distribution fees and expenses and results are reported to us.  Results are typically reported to us in periods subsequent to the initial release of the film.

During the three months ended March 31, 2017, we released  one feature film via theatrical distribution, The Resurrection of Gavin Stone, and two films direct to DVD, Surf’s Up 2: WaveMania and The Jetsons & WWE: Robo-WrestleMania!. These three films comprised $5,517 of our “In release” feature film assets as of March 31, 2017.

We currently have five films designated as “Completed but not released” and have two films “In production.” We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.”  Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. We did not record any impairment charges related to abandoned projects during the periods presented.

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

We recorded impairment charges of $2,078 related to our feature films during the three months ended March 31, 2017.  These impairment charges represent the excess of the recorded net carrying value over the estimated fair value. We did not record any impairment charges during the three months ended March 31, 2016 related to our feature films.

8. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	March 31,	December 31,
	2017	2016
In release	$8,182	$12,198
In production	1,939	310
Total	$10,121	$12,508

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

Amortization of television production assets consisted of the following:

	Three Months Ended
	March 31,
	2017	2016
WWE Network programming	$2,609	$1,333
Television programming	3,007	6,798
Total	$5,616	$8,131

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the three months ended March 31, 2017 and 2016, we did not record any impairments related to our television production assets.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

9. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	March 31,	December 31,
	2017	2016
Equity method investment	$14,693	$14,592
Cost method investments	10,403	10,365
Total investment securities	$25,096	$24,957

Equity Method Investment

In March 2015, WWE and ABG formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout.  The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG.  To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Investment income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows as a component of Equity in earnings of affiliate, net of dividends received. The Company did not record any impairment charges related to our investment in Tapout during the three months ended March 31, 2017 and 2016.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Net equity method earnings from Tapout	$455	$422
Net dividends received from Tapout	(353)	(294)
Equity in earnings of affiliate, net of dividends received	$102	$128

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the three months ended March 31, 2017 and 2016, we recorded revenues of $722 and $758, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of March 31, 2017 was $7,755, and was included in Deferred Income and Non-Current Deferred Income for $2,760 and $4,995, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $7,755 as of March 31, 2017. Creditors of Tapout do not have recourse against the general credit of the Company.

Cost Method Investments

We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred.  The Company did not record any impairment charges on our cost method investments during the three months ended March 31, 2017 and 2016.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	As of March 31, 2017				As of December 31, 2016
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Corporate bonds	$47,900	$7	$(79)	$47,828	$40,183	$9	$(58)	$40,134
Government securities	35,031	13	(66)	34,978	—	—	—	—
Municipal bonds	22,284	1	(29)	22,256	15,075	—	(45)	15,030
Total	$105,215	$21	$(174)	$105,062	$55,258	$9	$(103)	$55,164

We classify the investments listed in the above table as available-for-sale securities.  Such investments consist primarily of corporate bonds, government securities and municipal bonds, including pre-refunded municipal bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Our corporate bonds, government securities and municipal bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of March 31, 2017, contractual maturities of these bonds are as follows:

Maturities
Corporate bonds	6 months - 3 years
Government securities	6 months - 5 years
Municipal bonds	1 month - 3 years

The following table summarizes the short-term investment activity:

	Three Months Ended
	March 31,
	2017	2016
Proceeds from maturities and calls of short-term investments	$11,020	$—
Purchases of short-term investments	$61,285	$—

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at March 31, 2017				Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Corporate bonds	$47,828	$—	$47,828	$—	$40,134	$—	$40,134	$—
Government securities	34,978	—	34,978	—	—	—	—	—
Municipal bonds	22,256	—	22,256	—	15,030	—	15,030	—
Total	$105,062	$—	$105,062	$—	$55,164	$—	$55,164	$—

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

We have classified our investment in corporate bonds, government securities and municipal bonds within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The corporate bonds, government securities and municipal bonds are valued based on model-driven valuations. A third party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our corporate bond, government securities and municipal bond investments. The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value investments during the periods presented.

The fair value measurements of our cost method investments are classified within Level 3 as significant unobservable inputs are used to measure the fair value of these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. The Company did not record any impairment charges on these assets during the three months ended March 31, 2017 and 2016.

The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment and television production assets during three months ended March 31, 2017 and 2016. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the three months ended March 31, 2017, the Company recorded impairment charges of $2,078 on feature film production assets based upon fair value measurements of $2,237. See Note 7, Feature Film Production Assets, Net, for further discussion. We did not record any impairment charges on these assets during the three months ended March 31, 2016.  The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party valuation specialist who assists us in gathering the necessary inputs used in our model.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At March 31, 2017, the face amount of the mortgage loan and promissory note approximates their fair value.

As of March 31, 2017 and December 31, 2016, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature, using a borrowing rate of approximately 6.40%:

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$180,406	$179,529	$166,702	$166,050
(1)	The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2017	2016
Trade related	$6,558	$10,118
Staff related	6,292	7,494
Management incentive compensation	4,321	21,542
Talent related	4,649	6,969
Accrued WWE Network related expenses	4,347	2,120
Accrued event and television production	7,367	7,031
Accrued legal and professional	7,382	1,952
Accrued purchases of property and equipment	2,443	2,940
Accrued film liability	393	366
Accrued other	11,804	9,828
Total	$55,556	$70,360

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The decrease in accrued expenses is primarily due to the payout of the Company’s fiscal 2016 bonus, partially offset by an increase in accrued legal and professional fees primarily related to non-recurring legal matters and other contractual obligations.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

12.  Long-Term Debt and Credit Facilities

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	March 31,	December 31,
	2017	2016
Current portion of long-term debt:
Film Credit Facility	$2,966	$1,583
Aircraft financing	4,563	4,538
Total current portion of long-term debt	7,529	6,121

Long-term debt:
Aircraft financing	$11,446	$12,596
Mortgage	23,000	23,000
Total long-term debt	34,446	35,596

Total	$41,975	$41,717

Mortgage

In September 2016, the Company acquired real property and assumed future obligations under a loan agreement, dated June 8, 2015, in the principal amount of $23,000, which loan is secured by a mortgage on the property. The loan bears interest at the rate of 4.50% per annum and requires monthly interest only payments of $86 until June 2018 and interest and principal payments of $117 per month thereafter, with a balloon payment on maturity in July 2025. There is a significant yield maintenance premium for prepayments. Pursuant to the Assumption Agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company.

Aircraft Financing

In August 2013, the Company entered into a $31,568 promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments.  The Aircraft Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, and has a final maturity of August 7, 2020.  The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft.

Credit Facilities

Revolving Credit Facility

In December 2016, in connection with the issuance of the Notes, as defined below, we entered into an amended and restated $100,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of July 29, 2021.  Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio.  As of March 31, 2017, the LIBOR-based rate plus margin was 2.40%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.25% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of March 31, 2017, the Company was in compliance with the Revolving Credit Facility, and had available debt capacity under the terms of the Revolving Credit Facility of $100,000. As of March 31, 2017 and December 31, 2016, there were no amounts outstanding under the Revolving Credit Facility.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corporation and WWE Studios Finance Holding Corporation (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”).  Funds under the Film Credit Facility can be used for, among other things, development of films and television projects. Under the Film Credit Facility, the WWE Studios Finance Corporation is allowed to borrow amounts of up to an aggregate of $35,000 based on a borrowing base formula.  As of March 31, 2017,  borrowings of $2,966 have been made under the Film Credit Facility. The Company has the intent and ability to repay the amounts outstanding under the Film Credit Facility within one year, and as such, the outstanding balance as of March 31, 2017 has been classified as a current portion of long-debt within our Consolidated Balance Sheets. The Film Credit Facility has a five-year term, and it is secured by substantially all the assets of the Loan Parties. The applicable interest rate for borrowings under the Film Credit Facility is a LIBOR-based rate plus 2.50% on LIBOR-based borrowings or an alternate base rate plus 1.50% for alternate base rate borrowings, in all cases subject to adjustment downward based on the status of film projects.  As of March 31, 2017, the LIBOR-based rate plus margin was 3.65%. The Loan Parties are required to pay certain fees, including a commitment fee, calculated at a rate per annum of 0.50% on the average daily unutilized portion of the Film Credit Facility.  Under the terms of the Film Credit Facility, the Loan Parties are subject to certain financial covenants and restrictions, including limitations with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates.  As of March 31, 2017, the Company was in compliance with the Film Credit Facility, and had $7,625 of available capacity under the terms of the Film Credit Facility.

13. Convertible Debt

On December 12, 2016, we entered into a purchase agreement with J.P. Morgan Securities, LLC and Morgan Stanley & Co., LLC, as representatives of the several initial purchases named therein (collectively, the “Initial Purchasers”), to issue and sell $200,000 aggregate principal amount of our 3.375% convertible senior notes due 2023 (the "Initial Notes") in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.  In addition, we granted the Initial Purchasers a 30-day option to purchase up to an additional $30,000 aggregate principal amount of the Notes (the “Over-Allotment Option”).  The sale of the Initial Notes to the Initial Purchasers settled on December 16, 2016, and resulted in $193,899 in net proceeds to WWE after deducting the initial purchasers’ discount and the estimated offering expenses.  On January 11, 2017, the Initial Purchasers partially exercised their Over-Allotment Option to purchase an additional $15,000 in aggregate principal amount of the Initial Notes (the “Additional Notes” and together with the “Initial Notes”, the “Notes”).  On January 17, 2017, the transaction settled and resulted in $14,534 in net proceeds to WWE after deducting the initial purchasers’ discount and the offering expenses. The Notes are due December 15, 2023, unless earlier repurchased by us or converted. Interest is payable semi-annually in arrears on June15 and December 15 of each year, beginning on June 15, 2017.  Proceeds from the Notes were used, in part, to pay for the cost of the convertible note hedge of $34,100 related to the Initial Notes and $2,558 related to the Additional Notes, which were partially offset by proceeds of $19,460 received from the sale of warrants in connection with the Initial Notes and $1,460 received in connection with the Additional Notes (described further below). The remaining proceeds will be used to support the execution of our long-term growth strategy and for general corporate purposes.

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

As of March 31, 2017, the Notes are not yet convertible.

In accounting for the transaction costs related to the Note issuance, we allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component, totaling $5,454, are being amortized as non-cash interest expense over the term of the Notes, and offering costs attributable to the equity component, totaling $1,110, were netted with the equity component in stockholders' equity.

The Notes consisted of the following components:

	As of
	March 31,	December 31,
	2017	2016
Debt component:
Principal	$215,000	$200,000
Less: Unamortized debt discount	(35,471)	(33,950)
Less: Unamortized debt issuance costs	(5,305)	(5,042)
Net carrying amount	$174,224	$161,008

Equity component (1)	$35,547	$33,060
(1)	Recorded in the Consolidated Balance Sheets within additional paid-in capital, net of the $1,110 issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

Three Months Ended
March 31,
2017
3.375% contractual coupon	$1,790
Amortization of debt discount	1,036
Amortization of debt issuance costs	132
Interest expense	$2,958

Convertible Note Hedge

In connection with the pricing of the Notes, on December 12, 2016 and the subsequent partial exercise of the Over-Allotment Option on January 11, 2017, we entered into convertible note hedge transactions with respect to our Class A common stock (the “Note

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Hedge”) with JPMorgan Chase Bank, National Association, London Branch, Morgan Stanley & Co. International plc and Citibank, N.A., affiliates of three of the Initial Purchasers (collectively, the “Counterparties”).  The settlement of the Note Hedge transactions occurred on December 16, 2016 related to the Initial Notes and on January 17, 2017 related to the Additional Notes and resulted in an aggregate payment to the Note Hedge Counterparties of $34,100 and $2,558, respectively.  The Note Hedge transactions cover, subject to anti-dilution adjustments substantially similar to those in the Notes, approximately 8.03 million shares and 602,107 shares of our Class A common stock, the same number of shares initially underlying the Initial Notes and Additional Notes, respectively, at a strike price that initially corresponds to the initial conversion price of the Notes, and are exercisable upon conversion of the Notes.  The Note Hedge will expire on December 15, 2023, unless earlier terminated. The Note Hedge is intended to offset the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of our Class A common stock, as measured under the Notes, is greater than the strike price of the Note Hedge, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes.  The Note Hedge transactions are separate transactions, entered into by us with the Counterparties, and are not part of the terms of the Notes, and have been accounted for as part of additional paid-in capital.  Holders of the Notes will not have any rights with respect to the Note Hedge transactions.

Warrant Transactions

In connection with entering into the Note Hedge transactions described above, we also concurrently entered into separate warrant transactions (the “Warrants”), to sell warrants to acquire, collectively, subject to anti-dilution adjustments, approximately 8.03 million shares of our Class A common stock in connection with the Note Hedge transaction on December 12, 2016 and 602,107 shares of our Class A common stock in connection with the Note Hedge transaction on January 11, 2017, both at an initial strike price of approximately $31.89 per share, which represents a premium of approximately 60.0% over the last reported sale price of our Class A common stock of $19.93 on December 12, 2016. The settlement of the Warrant transactions occurred on December 16, 2016 and January 17, 2017 and resulted in aggregate proceeds received of $19,460 and $1,460, respectively, from the sale of the Warrants to the Counterparties. If the market price per share of our Class A common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect with respect to our Class A common stock, unless we elect, subject to certain conditions, to settle the Warrants in cash.  The Warrants are transactions, entered into by us with the Counterparties, separately from the Notes or the Note Hedge, and have been accounted for as part of additional paid-in capital. Holders of the Notes and Note Hedge will not have any rights with respect to the Warrants.

14. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At March 31, 2017, our three largest receivable balances from customers were 20%,  14% and 14% of our gross accounts receivable. At December 31, 2016,  our two largest receivable balances from customers 17% and 15% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

15. Income Taxes

As of March 31, 2017, we had $32,512 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.  As of December 31, 2016, we had $32,556 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.

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

We recorded the following incentives during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Television production incentives	$—	$2,530
Feature film production incentives	460	824
Total	$460	$3,354

17. Commitments and Contingencies

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit.  On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases.  The Company has filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts.  This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon.  The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint.  On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc.  The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on WWE Network. On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, sought to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant.  On November 4, 2016, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their amended complaint on November 7, 2016. On December 2, 2016, the Company moved to dismiss the amended complaint. The Company believes all claims against the Company in this lawsuit are without merit and intends to continue to defend itself vigorously.

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

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

(dollars in millions)

Summary

The following tables present our consolidated results followed by our OIBDA results:

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
Net revenues
Media Division:
Network	$46.5	$40.3	15%
Television	64.0	60.7	5%
Home Entertainment	2.4	3.3	(27)%
Digital Media	5.7	5.4	6%
Total Media Division	118.6	109.7	8%
Live Events	32.1	25.3	27%
Consumer Products Division:
Licensing	20.1	21.0	(4)%
Venue Merchandise	7.1	5.5	29%
WWEShop	7.9	6.8	16%
Total Consumer Products Division	35.1	33.3	5%
WWE Studios	1.3	2.0	(35)%
Corporate & Other	1.3	0.8	63%
Total net revenues (1)	188.4	171.1	10%
Cost of revenues
Media Division:
Network	28.3	21.9	29%
Television	32.5	31.9	2%
Home Entertainment	1.2	1.4	(14)%
Digital Media	2.7	2.5	8%
Total Media Division	64.7	57.7	12%
Live Events	22.9	18.3	25%
Consumer Products Division:
Licensing	4.7	5.2	(10)%
Venue Merchandise	4.1	3.0	37%
WWEShop	5.3	4.8	10%
Total Consumer Products Division	14.1	13.0	8%
WWE Studios	2.7	1.2	125%
Corporate & Other	4.7	3.1	52%
Total cost of revenues (2)	109.1	93.3	17%
Selling, general and administrative expenses
Corporate & Other (3)	54.2	39.0	39%
All other segments	14.2	11.2	27%
Total selling, general and administrative expenses	68.4	50.2	36%
Depreciation and amortization	6.9	5.6	24%
Operating income	4.0	22.0	(82)%
Interest expense (4)	(3.5)	(0.6)	483%
Investment and other income, net	0.9	—	100%
Income before income taxes	1.4	21.4	(93)%
Provision for income taxes	0.5	7.5	(93)%
Net income	$0.9	$13.9	(94)%

(1)

Our consolidated net revenues increased by $17.3 million, or 10%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by 17 additional events and higher average ticket prices, which contributed $6.3 million to our live events revenues,  $5.5 million of increased subscription revenues related to the growth of our WWE Network in new and existing territories and $6.3 million in incremental revenues associated with the escalation of our distribution agreements. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated cost of revenues increased by $15.9 million, or 17%, in the current year quarter as compared to the prior year quarter. The $4.6 million increase in cost of revenues in the Live Events segment was driven by an increased number of events.  In the current year quarter, we incurred $4.4 million of additional programming related costs in our Network segment in support of our focus on adding original programming to WWE Network and additional pay-per-view events. We also recorded $2.1 million in film impairment charges due to revised ultimate profit expectations for several of our feature films. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)	Refer to the Corporate & Other section within MD&A for a detailed analysis of the changes.
(4)	Interest expense increased by $2.9 million in the current year quarter as compared to the prior year quarter, as the Notes and assumed mortgage were entered into during the second half of 2016.

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
OIBDA
Media Division:
Network	$14.3	$15.8	(9)%
Television	30.8	28.3	9%
Home Entertainment	0.8	1.5	(47)%
Digital Media	(0.5)	(0.1)	400%
Total Media Division	45.4	45.5	(0)%
Live Events	8.1	6.1	33%
Consumer Products Division:
Licensing	13.4	14.3	(6)%
Venue Merchandise	2.6	2.0	30%
WWEShop	1.9	1.4	36%
Total Consumer Products Division	17.9	17.7	1%
WWE Studios	(2.9)	(0.4)	625%
Corporate & Other	(57.6)	(41.3)	39%
Total OIBDA	$10.9	$27.6	(61)%

	Three Months Ended
	March 31,
	2017		2016
Reconciliation of Operating Income to OIBDA		% of Rev		% of Rev
Media Division:
Operating income	$42.3	22%	$42.9	25%
Depreciation and amortization	3.1	2%	2.6	2%
Media Division OIBDA	$45.4	24%	$45.5	27%
Consumer Products Division:
Operating income	$17.9	10%	$17.7	10%
Depreciation and amortization	—	—%	—	—%
Consumer Products Division OIBDA	$17.9	10%	$17.7	10%
Consolidated:
Operating income	$4.0	2%	$22.0	13%
Depreciation and amortization	6.9	4%	5.6	3%
Total OIBDA	$10.9	6%	$27.6	16%

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
Revenues-Media Division
Network	$46.5	$40.3	15%
Subscriptions	$43.7	$38.2	14%
Pay-per-view	$2.8	$2.1	33%
Monthly subscription price (dollars) (1)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,573,500	1,357,300	16%
Domestic	1,164,700	1,027,100	13%
International (2)	408,800	330,200	24%
Number of average paid subscribers	1,490,200	1,289,300	16%
Television	$64.0	$60.7	5%
Home Entertainment	$2.4	$3.3	(27)%
Gross units shipped	498,600	329,400	51%
Digital Media	$5.7	$5.4	6%
Total	$118.6	$109.7	8%
(1)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(2)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Three Months Ended
	March 31,				Increase
	2017		2016		(decrease)
OIBDA - Media Division		% of Rev		% of Rev
Network	$14.3	31%	$15.8	39%	(9)%
Television	$30.8	48%	$28.3	47%	9%
Home Entertainment	$0.8	33%	$1.5	45%	(47)%
Digital Media	$(0.5)	(9)%	$(0.1)	(2)%	(400)%

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $6.2 million, or 15%, in the current year quarter as compared to the prior year quarter.  WWE Network revenues increased by $5.5 million, or 14%, in the current year quarter as compared to the prior year quarter, driven primarily by the increase in paid subscribers. During the quarter ended March 31, 2017, WWE Network had an average of 1,490,200 paid subscribers, compared to an average of 1,289,300 subscribers in the prior year quarter. During the quarter there were approximately 536,900 gross additions to WWE Network’s subscriber base, offset by churn of 366,400 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription).  The subscription pricing of WWE Network at March 31, 2017 is $9.99 per month with no minimum commitment. Pay-per-view revenues increased by $0.7 million, or 33%, in the current year quarter as compared to the prior year quarter, primarily driven by one additional event. The decrease in Network OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was due to higher programming related costs of $4.4 million driven by increased live event programming, including our UK Championship Tournament, and one additional pay-per-view event.

Television revenues, which include revenues generated from television rights fees and advertising, increased by  $3.3 million, or 5%, in the current year quarter as compared to the prior year quarter. This increase was the result of contractual increases of $6.3 million associated with distribution agreements. This increase was partially offset by the impact of our licensed reality based series, Total Divas. There were four new episodes of this series in the current year quarter as compared to 11 episodes in the prior year quarter, which resulted in a decrease in revenues of $4.4 million. Television OIBDA as a percentage of revenues was essentially unchanged in the current year quarter as compared to the prior year quarter, as $1.9 million of additional production elements were offset by changes in product mix.

Home Entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $0.9  million, or 27%, in the current year quarter compared to the prior year quarter. The decrease was driven primarily by lower international sales of $0.5 million. The decrease in Home Entertainment OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was primarily driven by the decreased international sales, which have a higher margin than the domestic products.

Digital Media revenues increased by $0.3 million, or 6%, in the current year quarter as compared to the prior year quarter, primarily due to increased advertising revenues.  The decrease in Digital Media OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was primarily driven by increased staff related costs of $0.5 million to support various technology initiatives.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
Revenues- Live Events
Live events	$31.9	$25.3	26%
North America	$30.4	$22.8	33%
International	$1.5	$2.5	(40)%
Total live event attendance (1)	559,700	482,700	16%
Number of North American events (1)	91	72	26%
Average North American attendance (1)	6,000	6,100	(2)%
Average North American ticket price (dollars) (1)	$51.15	$47.79	7%
Number of international events (1)	4	6	(33)%
Average international attendance (1)	4,000	7,700	(48)%
Average international ticket price (dollars) (1)	$86.53	$45.09	92%
Travel packages	$0.2	$—	100%
Total	$32.1	$25.3	27%
(1)

Metrics above exclude the events for our NXT brand. This is an emerging brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 44 NXT events with paid attendance of 34,300 and average ticket prices of $34.69 in the current year quarter as compared to 47 events with paid attendance of 35,000 and average ticket prices of $34.99 in the prior year quarter.

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
OIBDA-Live Events
Live events	$8.0	$6.1	31%
Travel packages	0.1	—	100%
Total	$8.1	$6.1	33%
OIBDA as a percentage of revenues	25%	24%

Live Events revenues, which include revenues from ticket sales and travel packages, increased by $6.8 million, or 27%, in the current year quarter as compared to the prior year quarter.  Revenues from our North America live events business increased by $7.6 million, or 33%,  primarily due to increases of $5.1 million resulting from 19 additional events and $1.8 million from higher average ticket prices.  Revenues from our international live events business decreased by $1.0 million, or 40%, primarily due to $1.4 million of decreased revenues due to lower average attendance and holding two fewer events, partially offset by higher average ticket prices due to changes in the mix of territories, which increased revenues by $0.7 million. Live Events OIBDA as a percentage of revenues was essentially unchanged in the current year quarter as compared to the prior year quarter.

Consumer Products Division

The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
Revenues-Consumer Products Division
Licensing	$20.1	$21.0	(4)%
Venue Merchandise	7.1	5.5	29%
Domestic per capita spending (dollars)	$10.09	$10.09	—%
WWEShop	7.9	6.8	16%
Average WWEShop revenues per order (dollars)	$45.48	$43.56	4%
Total	$35.1	$33.3	5%

	Three Months Ended
	March 31,				Increase
	2017		2016		(decrease)
OIBDA - Consumer Products Division		% of Rev		% of Rev
Licensing	$13.4	67%	$14.3	68%	(6)%
Venue Merchandise	$2.6	37%	$2.0	36%	30%
WWEShop	$1.9	24%	$1.4	21%	36%

Licensing revenues decreased by $0.9 million, or 4%, in the current year quarter as compared to the prior year quarter, primarily driven by lower pricing of our franchise video game in international markets. Licensing OIBDA as a percentage of revenues was essentially unchanged in the current year quarter as compared to the prior year quarter.

Venue Merchandise revenues increased by $1.6 million, or 29%, in the current year quarter as compared to the prior year quarter,  primarily due to the impact of 17 additional events. Venue Merchandise OIBDA as a percentage of revenues was essentially unchanged in the current year quarter as compared to the prior year quarter.

WWEShop revenues increased by $1.1 million, or 16%, in the current year quarter compared to the prior year quarter, due to an 11% increase in the volume of online merchandise orders to 172,700 orders. Orders increased primarily due to the impact of additional distribution channels,  including in international territories, continued marketing efforts and a broader assortment of products offered.  Also contributing to this increase in revenues was a 4% increase in the average revenue per order to $45.48 in the current year quarter. The increase in WWEShop OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was due to leveraging our fixed costs and changes in product mix.

WWE Studios

WWE Studios revenues decreased by $0.7 million, or 35%, in the current year quarter as compared to the prior year quarter.  We released three films,  Surf’s Up 2: WaveMania,  The Resurrection of Gavin Stone and The Jetsons & WWE: Robo-WrestleMania! in the current year quarter. We did not release any feature films in the prior year quarter. As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios revenues of $1.3 million in the current year quarter includes $0.2 million from film releases in 2016, with prior releases contributing the remainder of film revenues. WWE Studios revenues of $2.0 million in the prior year quarter includes $1.1 million from film releases in 2015, with prior releases contributing the remainder of film revenues. WWE Studios OIBDA decreased by $2.5 million in the current year quarter as compared to the prior year quarter, primarily driven by the impairment charges recorded during the current year, as discussed below.

At March 31, 2017, the Company had $27.9 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $17.8 million is for films in-release, $3.1 million is for films in production, and the remaining $7.0 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  We recorded impairment charges of $2.1 million during the three months ended March 31, 2017.  We did not record any impairment charges related to our feature films in the prior year quarter.

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

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the three months ended March 31,
	2017			2016
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$1.3	$1.3	$—	$0.8	$0.8	63%

Corporate & Other expenses:
Staff related	$8.8	$10.1	$18.9	$6.2	$8.9	$15.1	25%
Management incentive compensation	2.8	4.1	6.9	2.0	2.6	4.6	50%
Legal, accounting and other professional	9.7	3.5	13.2	4.3	2.6	6.9	91%
Travel and entertainment expenses	0.3	1.6	1.9	0.3	1.3	1.6	19%
Advertising, marketing and promotion	—	1.9	1.9	—	1.7	1.7	12%
Corporate insurance	0.7	0.5	1.2	0.7	0.2	0.9	33%
Bad debt expense	0.2	—	0.2	(0.1)	—	(0.1)	300%
Talent related expenses (1)	—	6.5	6.5	—	4.4	4.4	48%
Other expenses	5.5	2.7	8.2	4.1	2.9	7.0	17%
Corporate & Other expenses	$28.0	$30.9	$58.9	$17.5	$24.6	$42.1	40%
Corporate & Other as a percentage of net revenues	15%	16%	31%	10%	14%	25%

OIBDA - Corporate & Other	$(28.0)	$(29.6)	$(57.6)	$(17.5)	$(23.8)	$(41.3)	39%

(1)

Talent related expenses within Business Support include costs associated with our WWE Performance Center, talent appearances and certain talent support costs. Talent costs associated with specific revenue streams are excluded from the above amounts and included within applicable business segments.

Corporate and Other expenses increased by $16.8 million, or 40%, in the current year quarter as compared to the prior year quarter. This increase is primarily due to $5.6 million of expenses related to non-recurring legal matters and other contractual obligations, higher staff related costs of $3.9 million due to increased headcount, increased stock compensation costs of $2.2 million driven by a rise in the Company’s stock price, talent related costs of $2.1 million in support of talent development, and increases in professional fees of $1.5 million in support of company-wide strategic initiatives.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
Depreciation and amortization	$6.9	$5.6	23%

Depreciation and amortization expense increased by $1.3 million, or 23%, in the current year quarter as compared to the prior year quarter, primarily driven by prior year capital expenditures.

Interest Expense

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
Interest expense	$(3.5)	$(0.6)	483%

Interest expense, which relates primarily to interest and amortization associated with the Notes, our debt facilities, assumed mortgage and aircraft financing, increased by $2.9 million in the current year quarter as compared to the prior year quarter, as the Notes and assumed mortgage were entered into during the second half of 2016.

Investment and Other Income (Expense), Net

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
Investment income, net	$0.8	$0.6	33%
Other income (expense), net	$0.1	$(0.6)	117%

Investment income, net during the three months ended March 31, 2017 and 2016 includes $0.5 million and $0.4 million, respectively, of equity method earnings, representing our pro-rata portion from an equity method investment.  Investment income, net also includes income of $0.3 million and $0.2 million from our short term investment instruments during the three months ended March 31, 2017 and 2016,  respectively. Other income (expense), net is primarily comprised of $0.5 million of rental income, partially offset by $0.2 million of state excise taxes.

Income Taxes

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
Provision for income taxes	$0.5	$7.5	(93)%
Effective tax rate	36%	35%

The effective tax rate was 36% in the current year quarter as compared to 35% in the prior year quarter.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $270.7 million and $267.1 million as of March 31, 2017 and December 31, 2016, respectively. Our short-term investments consist primarily of corporate bonds, government securities and municipal bonds, including pre-refunded municipal bonds. Our debt balance totaled $216.2 million and $202.7 million as of March 31, 2017 and December 31, 2016, respectively, and includes the carrying value of $174.2 million and $161.0 million related to our 3.375% convertible senior notes due 2023 as of March 31, 2017 and December 31, 2016, respectively.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

In December 2016, the Company entered into an amended and restated $100.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of July 29, 2021. As of March 31, 2017, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding under it, and the Company had available capacity under the terms of the facility of $100.0 million.

As of March 31, 2017, the Company was also in compliance with the provisions of the $35.0 million secured asset based revolving credit facility entered into by two of the Company’s subsidiaries (the "Film Credit Facility"),  with $3.0 million outstanding and $7.6 million of available capacity under the terms of the Film Credit Facility.

Debt Summary

On December 16, 2016, the Company issued $200.0 million aggregate principal amount of 3.375% convertible senior notes (the "Notes") due December 15, 2023, unless earlier repurchased by the Company or converted. In addition, we granted the Initial Purchasers a 30-day option to purchase up to an additional $30.0 million aggregate principal amount of the Notes (the “Over-Allotment Option”). On January 11, 2017, the Initial Purchasers partially exercised their Over-Allotment Option to purchase an additional $15.0 million in aggregate principal amount of Notes. The sale of the Notes in December and January resulted in $193.9 million and $14.5 million, respectively, in net proceeds to WWE after deducting the initial purchasers’ discount and estimated offering expenses.  Proceeds from the Notes were used, in part, to pay for the cost of a convertible note hedge of $34.1 million related to the December issuance and $2.6 million related to the January issuance, which were partially offset by proceeds received from the sale of warrants of $19.5 million and $1.5 million, related to the December and January issuances, respectively. See Note 13, Convertible Debt, in the Notes to Consolidated Financial Statements for further information. We intend to use the proceeds to support the execution of our long-term growth strategy and for general corporate purposes.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property.  Pursuant to the Assumption Agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of March 31, 2017 and December 31, 2016, the amounts outstanding under the Aircraft Note were $16.0 million and $17.1 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $3.0 million in the current year quarter, as compared to $1.5 million for the corresponding period in the prior year, as lower operating results were partially driven by increased non-cash items, such as stock compensation, coupled with a net working capital benefit primarily driven by timing.

In the current year quarter,  we spent $3.5 million on feature film production activities, as compared to $3.0 million in the prior year quarter.  We received incentives of $0.3 million related to feature film production in the current year quarter. We did not receive incentives related to feature film production in the prior year quarter. We anticipate spending between $15 million and $25 million on feature film production activities during the remainder of the current year.

In the current year quarter, we received  $2.2 million of non-film related incentives associated with television production activities, as compared to $6.9 million received in the prior year quarter.  We anticipate receiving approximately $5 million to $15 million of non-film related incentives during the remainder of the year.

In the current year quarter, we spent $3.2 million to produce non-live event programming for television, including Total Bellas Season 2 and Total Divas Season 6, and various programs for WWE Network, including our UK Championship Tournament,  as compared to $7.0 million in the prior year quarter. We anticipate spending approximately $10 million to $15 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. At March 31, 2017, our three largest receivable balances from customers were 20%, 14% and 14% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $54.6 million in the current year quarter, as compared to $6.7 million in the prior year quarter.  During the current year quarter, we purchased $61.3 million of short-term investments and received proceeds from the maturities of our investments of $11.0 million. Capital expenditures in the current year quarter decreased $2.3 million as compared to the prior year quarter.  Capital expenditures for the remainder of the current year are estimated to range between $30 million and $45 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $5.2 million for the current year quarter, as compared to cash used in financing activities of  $9.6 million for the prior year quarter. During the current year quarter, we received $13.4 million in net proceeds related to the sale of the Notes, less associated bond hedge and warrant transactions. We also received proceeds of $1.4 million from borrowings under the Film Credit Facility. The Company made dividend payments of $9.2 million and $9.1 million during the three months ended March 31, 2017 and 2016, respectively.

Contractual Obligations

There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2016.

Application of Critical Accounting Policies

There have been no significant changes to our accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2016 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018.  The Company does not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update contains various amendments, each requiring a specific method of adoption, and designates whether each amendment should be adopted using a retrospective, modified retrospective, or prospective transition method. The new guidance was adopted on January 1, 2017. The impact of adoption of the update is summarized below:

•

All excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes related to our share-based payment awards will be recognized as income tax benefit or expense in the income statement instead of as an adjustment to additional paid-in capital.  In addition, excess tax benefits are no longer included in the calculation of diluted shares outstanding for purposes computing diluted earnings per share under the treasury stock method. The transition guidance related to these changes has been adopted by the Company on a prospective basis.

•

An entity is now required to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under the required modified retrospective transition, the Company had no cumulative-effect adjustment to retained earnings at January 1, 2017, as the Company had no previously unrecognized excess tax benefits.

•

Excess tax benefits will be classified along with other income tax cash flows as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits were separated from other income tax cash flows and classified as a financing activity. In fiscal year 2016 and 2015, excess tax benefits of $893 and $431, respectively, were recorded as part of financing cash inflows. The Company adopted these changes on a prospective basis.

•

Cash paid by an employer when directly withholding shares for tax-withholding purposes upon vesting of a share-based payment award are now classified as a financing activity on the statement of cash flows rather than as operating cash outflows. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, cash outflows of $32 was reclassified in the accompanying Consolidated Statements of Cash Flows from "Changes in accounts payable, accrued expenses and other liabilities" to " Taxes paid related to net settlement upon vesting of equity awards " for the three months ended March 31, 2016.

•

The threshold to qualify for equity classification of a share-based payment award would now permit withholding up to a maximum individual statutory tax rate in the applicable jurisdictions. The Company had no share-based payment awards receiving liability treatment under the prior rules. Therefore, the change from minimum up to a maximum statutory rate on tax withholdings had no impact on our consolidated financial statements and no cumulative effect adjustment was required.

•	The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments eliminate the requirement to retroactively adopt the equity method of accounting when a change in ownership occurs. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investment and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This new guidance was adopted on January 1, 2017 with no material impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and was adopted on January 1, 2017 with no material impact on our consolidated financial statements.

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

There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10‑K for our fiscal year ended December 31, 2016.

Item  4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Changing in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee,

entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit.  On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases.  The Company has filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts.  This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon.  The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint.  On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc.  The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on WWE Network. On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, sought to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant.  On November 4, 2016, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their amended complaint on November 7, 2016. On December 2, 2016, the Company moved to dismiss the amended complaint. The Company believes all claims against the Company in this lawsuit are without merit and intends to continue to defend itself vigorously.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims.  By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A.  Risk Factors

We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item  6.  Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.29

Convertible Note Hedge Confirmation between World Wrestling Entertainment, Inc. and JPMorgan Chase Bank, National Association, London Branch, dated January 11, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 17, 2017).

10.30

Warrant Confirmation between World Wrestling Entertainment, Inc. and JPMorgan Chase Bank, National Association, London Branch, dated January 11, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed January 17, 2017).

10.31

Convertible Note Hedge Confirmation between World Wrestling Entertainment, Inc. and Morgan Stanley & Co. International plc, dated January 11, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed January 17, 2017).

10.32

Warrant Confirmation between World Wrestling Entertainment, Inc. and Morgan Stanley & Co. International plc, dated January 11, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed January 17, 2017).

10.33

Convertible Note Hedge Confirmation between World Wrestling Entertainment, Inc. and Citibank, N.A., dated January 11, 2017 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed January 17, 2017).

10.34

Warrant Confirmation between World Wrestling Entertainment, Inc. and Citibank, N.A., dated January 11, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed January 17, 2017).

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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	May 4, 2017	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer and authorized
signatory)

By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)