Form 10-Q
period 2017-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2017-07-27
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

At July 25, 2017 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 39,152,845 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 37,949,438.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues	$214,586	$198,994	$403,030	$370,094
Cost of revenues	136,387	132,020	245,540	225,354
Selling, general and administrative expenses	61,127	59,435	129,561	109,610
Depreciation and amortization	6,377	5,966	13,245	11,553
Operating income	10,695	1,573	14,684	23,577
Interest expense	3,639	601	7,165	1,194
Investment income, net	736	643	1,597	1,253
Other (expense) income, net	(17)	(588)	47	(1,244)
Income before income taxes	7,775	1,027	9,163	22,392
Provision for income taxes	2,690	165	3,190	7,645
Net income	$5,085	$862	$5,973	$14,747
Earnings per share: basic	$0.07	$0.01	$0.08	$0.19
Earnings per share: diluted	$0.06	$0.01	$0.08	$0.19
Weighted average common shares outstanding:
Basic	76,455	75,952	76,448	75,945
Diluted	78,563	77,429	78,374	77,304
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$5,085	$862	$5,973	$14,747
Other comprehensive income (loss):
Foreign currency translation adjustments	32	(118)	77	(105)
Unrealized holding (losses) gains on available-for-sale securities (net of tax (benefit) expense of ($15) and $38, and ($37) and $168, respectively)	(25)	61	(61)	274
Total other comprehensive income (loss)	7	(57)	16	169
Comprehensive income	$5,092	$805	$5,989	$14,916

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,815	$211,976
Short-term investments, net	129,448	55,164
Accounts receivable (net of allowance for doubtful accounts and returns of $8,332 and $8,259, respectively)	55,548	53,155
Inventory	8,375	6,531
Prepaid expenses and other current assets	27,665	22,480
Total current assets	353,851	349,306
PROPERTY AND EQUIPMENT, NET	131,552	132,631
FEATURE FILM PRODUCTION ASSETS, NET	29,117	27,137
TELEVISION PRODUCTION ASSETS, NET	9,408	12,508
INVESTMENT SECURITIES	25,087	24,957
NON-CURRENT DEFERRED INCOME TAX ASSETS	32,568	32,556
OTHER ASSETS, NET	17,753	21,808
TOTAL ASSETS	$599,336	$600,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,230	$6,121
Accounts payable and accrued expenses	60,396	70,360
Deferred income	57,749	56,653
Total current liabilities	125,375	133,134
LONG-TERM DEBT	33,290	35,596
CONVERTIBLE DEBT	175,429	161,008
NON-CURRENT INCOME TAX LIABILITIES	618	725
NON-CURRENT DEFERRED INCOME	22,303	30,697
Total liabilities	357,015	361,160
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 38,507,281 and 38,455,266 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	385	385
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 37,949,438 and 37,949,438 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	379	379
Additional paid-in capital	418,331	403,387
Accumulated other comprehensive income	2,911	2,895
Accumulated deficit	(179,685)	(167,303)
Total stockholders’ equity	242,321	239,743
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$599,336	$600,903

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2016	38,455	$385	37,949	$379	$403,387	$2,895	$(167,303)	$239,743
Net income	—	—	—	—	—	—	5,973	5,973
Other comprehensive income	—	—	—	—	—	16	—	16
Stock issuances, net	52	—	—	—	767	—	—	767
Debt discount on convertible debt, net (See Note 13)	—	—	—	—	2,487	—	—	2,487
Purchase of convertible note hedge (See Note 13)	—	—	—	—	(2,558)	—	—	(2,558)
Proceeds from issuance of warrants (See Note 13)	—	—	—	—	1,460	—	—	1,460
Cash dividends declared	—	—	—	—	6	—	(18,355)	(18,349)
Stock-based compensation	—	—	—	—	12,782	—	—	12,782
Balance, June 30, 2017	38,507	$385	37,949	$379	$418,331	$2,911	$(179,685)	$242,321

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$5,973	$14,747
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	5,803	2,701
Amortization of television production assets	10,721	17,569
Depreciation and amortization	16,605	13,932
Services provided in exchange for equity instruments	(1,394)	(1,705)
Equity in earnings of affiliate, net of dividends received	23	(90)
Other amortization	3,161	1,154
Stock-based compensation	12,782	9,589
Provision for (recovery from) doubtful accounts	272	(167)
(Benefit from) provision for deferred income taxes	(12)	2,138
Other non-cash adjustments	121	278
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(2,588)	3,225
Inventory	(1,844)	(1,207)
Prepaid expenses and other assets	(5,432)	(11,996)
Feature film production assets	(7,783)	(5,023)
Television production assets	(7,621)	(15,122)
Accounts payable, accrued expenses and other liabilities	(9,087)	(10,414)
Deferred income	(5,904)	(16,830)
Net cash provided by operating activities	13,796	2,779
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(12,462)	(15,533)
Purchases of short-term investments	(88,696)	—
Proceeds from sales and maturities of investments	13,660	400
Purchase of investment securities	(116)	(1,250)
Net cash used in investing activities	(87,614)	(16,383)
FINANCING ACTIVITIES:
Repayment of long-term debt	(2,580)	(2,208)
Dividends paid	(18,349)	(18,229)
Proceeds from borrowings under credit facilities	1,383	11,583
Proceeds from borrowings on convertible notes, net of issuance costs	14,534	—
Proceeds from issuance of warrants	1,460	—
Purchase of convertible note hedge	(2,558)	—
Taxes paid related to net settlement upon vesting of equity awards	(56)	(47)
Proceeds from issuance of stock	823	673
Excess tax benefits from stock-based payment arrangements	—	6
Net cash used in financing activities	(5,343)	(8,222)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(79,161)	(21,826)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,976	38,019
CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,815	$16,193
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment	$1,993	$768

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

Cost of Revenues

Included within Costs of revenues are the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization and impairment of feature film assets	$3,072	$1,595	$5,803	$2,701
Amortization of television production assets	5,105	9,438	10,721	17,569
Amortization of WWE Network content delivery and technology assets	1,691	1,230	3,355	2,379
Total amortization and impairment included in cost of revenues	$9,868	$12,263	$19,879	$22,649

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting.” The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. In summary, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which for the Company will be effective for the fiscal year beginning January 1, 2018. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments are to be applied prospectively to an award modified on or after the adoption date, consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018.  The Company does not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

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

•

Cash paid by an employer when directly withholding shares for tax-withholding purposes upon vesting of a share-based payment award are now classified as a financing activity on the statement of cash flows rather than as operating cash outflows. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, cash outflows of $47 was reclassified in the accompanying Consolidated Statements of Cash Flows from "Changes in accounts payable, accrued expenses and other liabilities" to "Taxes paid related to net settlement upon vesting of equity awards " for the six months ended June 30, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In addition, during 2016, the FASB has issued ASU No. 2016-08, “Principal versus Agent Considerations,” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow Scope Improvements and Practical Expedients,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” all of which clarify certain implementation guidance in ASU No. 2014-09.  This standard along with the subsequent clarifications issued are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. While we are currently evaluating the impact of adoption of this new standard and clarifying guidance on our consolidated financial statements, we believe the most significant impact will be an acceleration in the timing of revenue recognition in our licensing and WWE Studios businesses. We currently record revenues from our licensed products and WWE Studios film distribution revenues after receiving statements from the licensee and/or film distributor. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage. We do not expect the impact of this change to be material on a full-year basis, but will likely impact the revenues recorded in a specific quarter as compared to previously reported periods.  Based on the limited expected impacts from the standard, we intend to adopt the standard and the related modifications on January 1, 2018, using the modified retrospective approach.  Under this approach, the cumulative effect of initially applying the guidance will be reflected as an adjustment to beginning retained earnings.

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

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues:
Network	$54,903	$51,750	$101,373	$92,081
Television	66,181	56,043	130,197	116,762
Home Entertainment	3,000	3,155	5,432	6,424
Digital Media	8,047	6,489	13,782	11,886
Live Events	52,837	51,912	84,933	77,246
Licensing	9,391	8,916	29,488	29,958
Venue Merchandise	6,795	8,770	13,883	14,210
WWEShop	8,387	7,491	16,308	14,298
WWE Studios	3,550	3,289	4,832	5,232
Corporate & Other	1,495	1,179	2,802	1,997
Total net revenues	$214,586	$198,994	$403,030	$370,094

OIBDA:
Network	$2,997	$(5,656)	$17,283	$10,104
Television	31,824	27,204	62,658	55,511
Home Entertainment	910	964	1,732	2,508
Digital Media	1,491	183	986	71
Live Events	21,606	23,425	29,727	29,510
Licensing	4,456	3,953	17,850	18,224
Venue Merchandise	2,516	3,627	5,104	5,692
WWEShop	2,140	1,571	4,034	2,972
WWE Studios	(717)	439	(3,645)	2
Corporate & Other	(50,151)	(48,171)	(107,800)	(89,464)
Total OIBDA	$17,072	$7,539	$27,929	$35,130

Reconciliation of Total Operating Income to Total OIBDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total operating income	$10,695	$1,573	$14,684	$23,577
Depreciation and amortization	6,377	5,966	13,245	11,553
Total OIBDA	$17,072	$7,539	$27,929	$35,130

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
North America	$159,409	$149,761	$305,632	$279,781
Europe/Middle East/Africa	36,620	36,142	63,205	63,748
Asia Pacific	15,542	11,245	28,516	22,834
Latin America	3,015	1,846	5,677	3,731
Total net revenues	$214,586	$198,994	$403,030	$370,094

Revenues generated from the United Kingdom, our largest international market, totaled $23,032 and $24,000, and $38,712 and $40,876 for the three and six months ended June 30, 2017 and 2016, respectively.  The Company’s property and equipment was almost entirely located in the United States at June 30, 2017 and 2016.

4. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$5,085	$862	$5,973	$14,747

Weighted average basic common shares outstanding	76,455	75,952	76,448	75,945
Dilutive effect of restricted and performance stock units	2,105	1,474	1,920	1,354
Dilutive effect of employee share purchase plan	3	3	6	5
Weighted average dilutive common shares outstanding	78,563	77,429	78,374	77,304

Earnings per share:
Basic	$0.07	$0.01	$0.08	$0.19
Diluted	$0.06	$0.01	$0.08	$0.19

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	—	—	2	—

The convertible notes due 2023 had no impact on diluted earnings per share during the three and six months ended June 30, 2017 since the average price of our common stock did not exceed the conversion price of $24.91 per share.

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

The following table summarizes the RSU activity during the six months ended June 30, 2017:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	356,761	$16.68
Granted	311,223	$19.46
Vested	(7,098)	$19.02
Forfeited	(28,041)	$17.18
Dividend equivalents	7,207	$18.01
Unvested at June 30, 2017	640,052	$18.00

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

The following table summarizes the PSU activity during the six months ended June 30, 2017:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	2,161,311	$16.39
Granted	550,460	$20.37
Achievement adjustment	282,662	$20.96
Forfeited	(33,686)	$19.50
Dividend equivalents	27,364	$17.87
Unvested at June 30, 2017	2,988,111	$18.32

During the six months ended June 30, 2017,  we granted 550,460 PSUs which are subject to certain performance conditions.

During the year ended December 31, 2016, we granted 956,730 PSUs,  which were subject to performance conditions.  During the first quarter of 2017,  it was determined that the performance conditions related to these PSUs were exceeded, which resulted in an increase of 282,662 PSUs in 2017 relating to the initial 2016 PSU grant.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Stock-based compensation costs, which includes costs related to RSUs, PSUs and the Company's qualified employee stock purchase plan, totaled $6,167 and $6,429, and $12,782 and $9,589 for the three and six months ended June 30, 2017 and 2016, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2017	2016
Land, buildings and improvements	$131,383	$130,330
Equipment	101,038	136,114
Corporate aircraft	31,277	31,277
Vehicles	244	244
	263,942	297,965
Less: accumulated depreciation and amortization	(132,390)	(165,334)
Total	$131,552	$132,631

Depreciation expense for property and equipment totaled $5,937 and $5,655, and $12,366 and $10,936 for the three and six months ended June 30, 2017 and 2016, respectively.

During the second quarter of 2017, the Company removed fully depreciated assets, primarily television production equipment, that were no longer in use and reduced property and equipment cost by $43,297, with a corresponding reduction to accumulated depreciation. This adjustment did not have an impact on our consolidated financial statements.

7. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	June 30,	December 31,
	2017	2016
In release	$17,721	$13,892
Completed but not released	3,518	8,881
In production	6,748	3,387
In development	1,130	977
Total	$29,117	$27,137

Approximately 31% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 69% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production assets within four years as we receive revenues associated with television distribution of our licensed films. During the three and six months ended June 30, 2017 and 2016, we amortized $1,988 and $1,595, and $2,641 and $2,701, respectively, of feature film production assets.

During the six months ended June 30, 2017, we released  two feature films via theatrical distribution, The Resurrection of Gavin Stone and Sleight, and three films direct to DVD, Surf’s Up 2: WaveMania,  The Jetsons & WWE: Robo-WrestleMania! and The Marine 5: Battleground. These five films comprised $6,628 of our “In release” feature film assets as of June 30, 2017.

We currently have three films designated as “Completed but not released” and have two films “In production.” We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.”  Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. We did not record any impairment charges related to abandoned projects during the periods presented.

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

We recorded impairment charges of $1,084 and $3,162 related to our feature films during the three and six months ended June 30, 2017, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value. We did not record any impairment charges during the three and six months ended June 30, 2016 related to our feature films.

8. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	June 30,	December 31,
	2017	2016
In release	$3,633	$12,198
In production	5,775	310
Total	$9,408	$12,508

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

Amortization of television production assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
WWE Network programming	$510	$7,396	$3,119	$8,729
Television programming	4,595	2,042	7,602	8,840
Total	$5,105	$9,438	$10,721	$17,569

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the three and six months ended June 30, 2017 and 2016, we did not record any impairments related to our television production assets.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

9. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	June 30,	December 31,
	2017	2016
Equity method investment	$14,584	$14,592
Cost method investments	10,503	10,365
Total investment securities	$25,087	$24,957

Equity Method Investment

In March 2015, WWE and Authentic Brands Group (“ABG”) formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout.  The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG.  To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Investment income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows as a component of Equity in earnings of affiliate, net of dividends received. The Company did not record any impairment charges related to our investment in Tapout during the three and six months ended June 30, 2017 and 2016

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net equity method earnings from Tapout	$190	$415	$645	$837
Net dividends received from Tapout	(315)	(453)	(668)	(747)
Equity in earnings of affiliate, net of dividends received	$(125)	$(38)	$(23)	$90

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the three and six months ended June 30, 2017 and 2016, we recorded revenues of $672 and $947, and $1,394 and $1,705, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of June 30, 2017 was $7,083, and was included in Deferred Income and Non-Current Deferred Income for $2,760 and $4,323, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $7,083 as of June 30, 2017. Creditors of Tapout do not have recourse against the general credit of the Company.

Cost Method Investments

The increase in the cost method investment balance since December 31, 2016 was primarily due to the addition of a new cost method investment to our portfolio. We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred.  The Company did not record any impairment charges on our cost method investments during the three and six months ended June 30, 2017 and 2016.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	As of June 30, 2017				As of December 31, 2016
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Corporate bonds	$50,259	$3	$(90)	$50,172	$40,183	$9	$(58)	$40,134
U.S. Treasury securities	47,901	13	(78)	47,836	—	—	—	—
Municipal bonds	19,459	15	(13)	19,461	15,075	—	(45)	15,030
Government agency bonds	12,020	—	(41)	11,979	—	—	—	—
Total	$129,639	$31	$(222)	$129,448	$55,258	$9	$(103)	$55,164

We classify the investments listed in the above table as available-for-sale securities.  Such investments consist primarily of corporate bonds, U.S. Treasury securities, municipal bonds, including pre-refunded municipal bonds, and government agency bonds.  These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Our corporate bonds, U.S. Treasury securities, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of June 30, 2017, contractual maturities of these short-term investments are as follows:

Maturities
Corporate bonds	3 months - 3 years
U.S. Treasury securities	3 months - 3 years
Municipal bonds	1 month - 3 years
Government agency bonds	8 months - 5 years

The following table summarizes the short-term investment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Proceeds from sales and maturities of short-term investments	$2,640	$400	$13,660	$400
Purchases of short-term investments	$27,411	$—	$88,696	$—

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at June 30, 2017				Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Corporate bonds	$50,172	$—	$50,172	$—	$40,134	$—	$40,134	$—
U.S. Treasury securities	47,836	—	47,836	—	—	—	—	—
Municipal bonds	19,461	—	19,461	—	15,030	—	15,030	—
Government agency bonds	11,979	—	11,979	—	—	—	—	—
Total	$129,448	$—	$129,448	$—	$55,164	$—	$55,164	$—

Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable, and accounts payable approximate fair value because of the short-term nature of such instruments. The carrying amount of debt outstanding pursuant to our Film Credit Facility approximates fair value as interest rates on these instruments approximate current market rates.

We have classified our investment in corporate bonds, U.S. Treasury securities, municipal bonds and government agency bonds within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The corporate bonds, U.S. Treasury securities, municipal bonds and government agency bonds are valued based on model-driven valuations. A third party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our corporate bond, U.S. Treasury securities, municipal bond and government agency bond investments. The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value investments during the periods presented.

The fair value measurements of our cost method investments are classified within Level 3 as significant unobservable inputs are used to measure the fair value of these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. The Company did not record any impairment charges on these assets during the three and six months ended June 30, 2017 and 2016.

The Company's long lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment and television production assets during the three and six months ended June 30, 2017 and 2016. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the six months ended June 30, 2017, the Company recorded impairment charges of $3,162 on feature film production assets based upon fair value measurements of $2,697. See Note 7, Feature Film Production Assets, Net, for further discussion. We did not record any impairment charges on these assets during the three and six months ended June 30, 2016.  The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party valuation specialist who assists us in gathering the necessary inputs used in our model.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At June 30, 2017, the face amount of the mortgage loan and promissory note approximates their fair value.

As of June 30, 2017 and December 31, 2016, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature, using a borrowing rate of approximately 6.40%:

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$181,454	$180,597	$166,702	$166,050
(1)	The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	June 30,	December 31,
	2017	2016
Trade related	$8,673	$10,118
Staff related	8,908	7,494
Management incentive compensation	9,737	21,542
Talent related	5,748	6,969
Accrued WWE Network related expenses	2,565	2,120
Accrued event and television production	6,773	7,031
Accrued legal and professional	5,423	1,952
Accrued purchases of property and equipment	1,993	2,940
Accrued other	10,576	10,194
Total	$60,396	$70,360

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

12.  Long-Term Debt and Credit Facilities

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	June 30,	December 31,
	2017	2016
Current portion of long-term debt:
Film Credit Facility	$2,642	$1,583
Aircraft financing	4,588	4,538
Total current portion of long-term debt	7,230	6,121

Long-term debt:
Aircraft financing	$10,290	$12,596
Mortgage	23,000	23,000
Total long-term debt	33,290	35,596

Total	$40,520	$41,717

Mortgage

In September 2016, the Company acquired real property and assumed future obligations under a loan agreement, dated June 8, 2015, in the principal amount of $23,000, which loan is secured by a mortgage on the property. The loan bears interest at the rate of 4.50% per annum and requires monthly interest only payments of $86 until June 2018 and interest and principal payments of $117 per month thereafter, with a balloon payment on maturity in July 2025. There is a significant yield maintenance premium for prepayments. Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company.

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

Credit Facilities

Revolving Credit Facility

In December 2016, in connection with the issuance of the Notes, as defined below, we entered into an amended and restated $100,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of July 29, 2021.  Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio.  As of June 30, 2017, the LIBOR-based rate plus margin was 2.55%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.30% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of June 30, 2017, the Company was in compliance with the Revolving Credit Facility, and had available debt capacity under the terms of the Revolving Credit Facility of $100,000. As of June 30, 2017 and December 31, 2016, there were no amounts outstanding under the Revolving Credit Facility.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corporation and WWE Studios Finance Holding Corporation (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement, as amended, with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”).  Funds under the Film Credit Facility can be used for, among other things, development of films and television projects. Under the Film Credit Facility, the WWE Studios Finance Corporation is allowed to borrow amounts of up to an aggregate of $35,000 based on a borrowing base formula.  As of June 30, 2017, borrowings of $2,642 remain outstanding under the Film Credit Facility. The Company has the intent and ability to repay the amounts outstanding under the Film Credit Facility within one year, and as such, the outstanding balance as of June 30, 2017 has been classified as a current portion of long-debt within our Consolidated Balance Sheets. The Film Credit Facility has a five-year term, and it is secured by substantially all the assets of the Loan Parties. The applicable interest rate for borrowings under the Film Credit Facility is a LIBOR-based rate plus 2.50% on LIBOR-based borrowings or an alternate base rate plus 1.50% for alternate base rate borrowings, in all cases subject to adjustment downward based on the status of film projects.  As of June 30, 2017, the LIBOR-based rate plus margin was 3.80%. The Loan Parties are required to pay certain fees, including a commitment fee, calculated at a rate per annum of 0.50% on the average daily unutilized portion of the Film Credit Facility.  Under the terms of the Film Credit Facility, the Loan Parties are subject to certain financial covenants and restrictions, including limitations with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates.  As of June 30, 2017, the Company was in compliance with the Film Credit Facility,  and had $7,265 of available capacity under the terms of the Film Credit Facility.

13. Convertible Debt

In December 2016, we issued $200,000 aggregate principal amount of 3.375% convertible senior notes due 2023 and subsequently in January 2017, we issued an additional $15,000 aggregate principal amount of such convertible notes through the partial exercise of an over-allotment option (collectively, the “Notes”).  The sale of the Notes in December 2016 and January 2017 resulted in $193,899 and $14,534 in net proceeds, respectively, to WWE after deducting the initial purchasers’ discount and the estimated offering expenses. We used $36,658 of the net proceeds from the sale of the Notes to pay the cost of the convertible bond hedges, as described below, after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions, as described below. The remaining proceeds will be used to support the execution of our long-term growth strategy and for general corporate purposes.

The Notes are governed by an Indenture between us, as issuer, and U.S. Bank, National Association, as trustee. The Notes will pay interest semi-annually in arrears on June 15 and December 15 of each year.

Upon conversion of the Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our election, at a conversion rate of approximately 40.1405 shares of common stock per $1 principal amount of the Notes, which corresponds to an initial conversion price of approximately $24.91 per share of our Class A common stock.  At any time, prior to the close of business on the business day immediately preceding June 15, 2023, the Notes will be convertible under the following circumstances:

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

As of June 30, 2017, the Notes are not yet convertible.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount.  The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the Notes using the effective interest method with an effective interest rate of 6.40% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the Note issuances, we allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component, totaling $5,454, are being amortized as non-cash interest expense over the term of the Notes, and offering costs attributable to the equity component, totaling $1,110, were netted with the equity component in stockholders' equity.

The Notes consisted of the following components:

	As of
	June 30,	December 31,
	2017	2016
Debt component:
Principal	$215,000	$200,000
Less: Unamortized debt discount	(34,403)	(33,950)
Less: Unamortized debt issuance costs	(5,168)	(5,042)
Net carrying amount	$175,429	$161,008

Equity component (1)	$35,547	$33,060
(1)	Recorded in the Consolidated Balance Sheets within additional paid-in capital, net of the $1,110 issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
3.375% contractual coupon	$1,814	$3,604
Amortization of debt discount	1,068	2,104
Amortization of debt issuance costs	137	269
Interest expense	$3,019	$5,977

Convertible Note Hedge

In connection with the pricing of the Notes, and in order to reduce the potential dilution to our common stock and/or offset cash payments due upon conversion of the Notes, in December 2016 and January 2017, we entered into convertible note hedge transactions with respect to our Class A common stock (the “Note Hedge”) with three separate counterparties. The Note Hedge transactions in December 2016 and January 2017 resulted in an aggregate payment to the Note Hedge counterparties of $34,100 and $2,558, respectively.  The Note Hedge transactions cover approximately 8.03 million shares of our Class A common stock related to the December 2016 issuance and 602,107 shares of our Class A common stock related to the January 2017 issuance, and are exercisable upon conversion of the Notes.  The Note Hedge will expire on December 15, 2023, unless earlier terminated. The Note Hedge transactions have been accounted for as part of additional paid-in capital.

Warrant Transactions

In connection with entering into the Note Hedge transactions described above, we also concurrently entered into separate warrant transactions (the “Warrants”), to sell warrants to acquire approximately 8.03 million shares of our Class A common stock in connection with the Note Hedge transaction in December 2016 and 602,107 shares of our Class A common stock in connection with the Note Hedge transaction in January 2017, both at an initial strike price of approximately $31.89 per share, which represents a premium of approximately 60.0% over the last reported sale price of our Class A common stock of $19.93 on December 12, 2016 (initial issuance date of the Notes).  The Warrant transactions in December 2016 and January 2017 resulted in aggregate proceeds received of $19,460 and $1,460, respectively, from the sale of the Warrants to the counterparties. The Warrants transactions have been accounted for as part of additional paid-in capital.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

14. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At June 30, 2017, our three largest receivable balances from customers were 19%,  17% and 12% of our gross accounts receivable. At December 31, 2016,  our two largest receivable balances from customers 17% and 15% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

15. Income Taxes

As of June 30, 2017, we had $32,568 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.  As of December 31, 2016, we had $32,556 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.

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

We recorded the following incentives during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Television production incentives	$—	$—	$—	$2,530
Feature film production incentives	23	588	483	1,412
Total	$23	$588	$483	$3,942

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

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc.  The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a,

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on WWE Network. On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, sought to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant.  On November 4, 2016, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their amended complaint on November 7, 2016. On December 2, 2016, the Company moved to dismiss the amended complaint. On May 5, 2017, the Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed plaintiff’s declaratory judgment, unjust enrichment and successor liability claims, as well as all claims asserted against WCW, Inc. The Court also granted plaintiffs leave to file a second amended complaint, which plaintiffs filed on May 19, 2017. Plaintiffs then sought leave to file a third amended complain to correct certain errors by plaintiffs’ counsel, which the Court granted and plaintiffs filed their third amended complaint on June 15, 2017. The third amended complaint continues to assert claims for breach of contract, breach of fiduciary duty, and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq. against WWE. The Company believes all claims against the Company in this lawsuit are without merit and intends to continue to defend itself vigorously.

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

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

(dollars in millions)

Summary

The following tables present our consolidated results followed by our OIBDA results:

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Net revenues
Media Division:
Network	$54.9	$51.8	6%
Television	66.2	56.1	18%
Home Entertainment	3.0	3.1	(3)%
Digital Media	8.1	6.5	25%
Total Media Division	132.2	117.5	13%
Live Events	52.8	51.9	2%
Consumer Products Division:
Licensing	9.4	9.0	4%
Venue Merchandise	6.8	8.7	(22)%
WWEShop	8.4	7.5	12%
Total Consumer Products Division	24.6	25.2	(2)%
WWE Studios	3.5	3.2	9%
Corporate & Other	1.5	1.2	25%
Total net revenues (1)	214.6	199.0	8%
Cost of revenues
Media Division:
Network	47.6	53.6	(11)%
Television	34.2	27.7	23%
Home Entertainment	1.6	1.7	(6)%
Digital Media	2.9	2.8	4%
Total Media Division	86.3	85.8	1%
Live Events	30.5	27.7	10%
Consumer Products Division:
Licensing	2.6	2.6	—%
Venue Merchandise	3.8	4.7	(19)%
WWEShop	5.7	5.2	10%
Total Consumer Products Division	12.1	12.5	(3)%
WWE Studios	3.3	1.8	83%
Corporate & Other	4.2	4.2	—%
Total cost of revenues (2)	136.4	132.0	3%
Selling, general and administrative expenses
Corporate & Other (3)	47.5	45.1	5%
All other segments	13.7	14.4	(5)%
Total selling, general and administrative expenses	61.2	59.5	3%
Depreciation and amortization	6.3	6.0	5%
Operating income	10.7	1.5	613%
Interest expense (4)	3.7	0.6	517%
Investment and other income, net	0.8	—	100%
Income before income taxes	7.8	0.9	767%
Provision for income taxes	2.7	0.1	2,600%
Net income	$5.1	$0.8	538%

(1)

Our consolidated net revenues increased by $15.6 million, or 8%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $5.2 million in incremental revenues associated with the contractual escalation of our distribution agreements and $3.2 million of increased subscription revenues related to the growth of our WWE Network and $2.8 million due to the impact of our licensed reality based television series.  For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated cost of revenues increased by $4.4 million, or 3%, in the current year quarter as compared to the prior year quarter. The $2.8 million increase in cost of revenues in the Live Events segment was driven by an increased number of events.  In the current year quarter, we incurred $2.6 million of additional production related costs in our Television segment due to the impact of our licensed reality based television series.  We also recorded $1.1 million in film impairment charges due to revised ultimate profit expectations for several of our feature films. These increases were offset by a $6.4 million reduction in programming costs in our Network segment. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)	Refer to the Corporate & Other section within MD&A for a detailed analysis of the changes.
(4)

Interest expense increased by $3.1 million in the current year quarter as compared to the prior year quarter, as the convertible notes and assumed mortgage were entered into during the second half of 2016.

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
OIBDA
Media Division:
Network	$3.0	$(5.7)	153%
Television	31.8	27.2	17%
Home Entertainment	0.9	1.0	(10)%
Digital Media	1.5	0.2	650%
Total Media Division	37.2	22.7	64%
Live Events	21.6	23.4	(8)%
Consumer Products Division:
Licensing	4.5	3.9	15%
Venue Merchandise	2.5	3.7	(32)%
WWEShop	2.1	1.6	31%
Total Consumer Products Division	9.1	9.2	(1)%
WWE Studios	(0.7)	0.4	(275)%
Corporate & Other	(50.2)	(48.2)	4%
Total OIBDA	$17.0	$7.5	127%

	Three Months Ended
	June 30,
	2017		2016
Reconciliation of Operating Income to OIBDA		% of Rev		% of Rev
Media Division:
Operating income	$34.3	16%	$19.9	10%
Depreciation and amortization	2.9	1%	2.8	1%
Media Division OIBDA	$37.2	17%	$22.7	11%
Consumer Products Division:
Operating income	$9.1	4%	$9.2	5%
Depreciation and amortization	—	—%	—	—%
Consumer Products Division OIBDA	$9.1	4%	$9.2	5%
Consolidated:
Operating income	$10.7	5%	$1.5	1%
Depreciation and amortization	6.3	3%	6.0	3%
Total OIBDA	$17.0	8%	$7.5	4%

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Revenues-Media Division
Network	$54.9	$51.8	6%
Subscriptions	$49.1	$45.9	7%
Pay-per-view	$5.8	$5.9	(2)%
Monthly subscription price (dollars) (1)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,567,900	1,510,600	4%
Domestic	1,157,800	1,129,900	2%
International (2)	410,100	380,700	8%
Number of average paid subscribers	1,634,400	1,517,400	8%
Television	$66.2	$56.1	18%
Home Entertainment	$3.0	$3.1	(3)%
Gross units shipped	319,400	417,200	(23)%
Digital Media	$8.1	$6.5	25%
Total	$132.2	$117.5	13%
(1)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(2)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Three Months Ended
	June 30,				Increase
	2017		2016		(decrease)
OIBDA - Media Division		% of Rev		% of Rev
Network	$3.0	5%	$(5.7)	(11)%	153%
Television	$31.8	48%	$27.2	48%	17%
Home Entertainment	$0.9	30%	$1.0	32%	(10)%
Digital Media	$1.5	19%	$0.2	3%	650%

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $3.1 million, or 6%, in the current year quarter as compared to the prior year quarter.  WWE Network subscription revenues increased by $3.2 million, or 7%, in the current year quarter as compared to the prior year quarter, driven primarily by the increase in paid subscribers. During the quarter ended June 30, 2017, WWE Network had an average of 1,634,400 paid subscribers, compared to an average of 1,517,400 subscribers in the prior year quarter. During the quarter, there were 598,200 gross additions to WWE Network’s subscriber base, offset by churn of 603,800 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription).  The subscription pricing of WWE Network at June 30, 2017 is $9.99 per month with no minimum commitment. Pay-per-view revenues decreased slightly in the current year quarter as compared to the prior year quarter. This decline was primarily attributable to the continued growth and expansion of WWE Network, partially offset by one additional event. The increase in Network OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was due to lower programming related costs of $6.4 million driven by the timing of original content, including Camp WWE and Swerved Season 2, which premiered in the prior year quarter.

Television revenues, which include revenues generated from television rights fees and advertising, increased by  $10.1 million, or 18%, in the current year quarter as compared to the prior year quarter. This increase was the result of contractual increases of $5.2 million associated with distribution agreements and the impact of our licensed reality based series, Total Divas. There were six new episodes of this series in the current year quarter as compared to three episodes in the prior year quarter, which resulted in an increase in revenues of $2.8 million. Television OIBDA as a percentage of revenues was essentially unchanged in the current year quarter as compared to the prior year quarter, as increased revenues were offset by $2.6 million of additional production costs related to our licensed reality based series, and costs associated with the use of additional production elements on our weekly live episodic shows, Raw and Smackdown Live.

Home Entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased slightly in the current year quarter compared to the prior year quarter. The decrease was driven primarily by a 23% decline in units shipped, mostly offset by lower DVD and Blu-Ray returns of $0.8 million and the impact of a 4% increase in the average price per unit sold.  Home Entertainment OIBDA as a percentage of revenues was essentially unchanged in the current year quarter as compared to the prior year quarter.

Digital Media revenues increased by $1.6 million, or 25%, in the current year quarter as compared to the prior year quarter, primarily due to increased advertising revenues.  The increase in Digital Media OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was primarily driven by the impact of the increase in revenues.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Revenues- Live Events
Live events	$50.1	$49.3	2%
North America	$37.3	$38.3	(3)%
International	$12.8	$11.0	16%
Total live event attendance (1)	586,300	562,200	4%
Number of North American events (1)	66	62	6%
Average North American attendance (1)	6,400	6,600	(3)%
Average North American ticket price (dollars) (1)	$77.60	$81.66	(5)%
Number of international events (1)	26	19	37%
Average international attendance (1)	6,300	8,000	(21)%
Average international ticket price (dollars) (1)	$72.75	$64.98	12%
Travel packages	$2.7	$2.6	4%
Total	$52.8	$51.9	2%
(1)

Metrics above exclude the events for our NXT brand. This is an emerging brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 51 NXT events with paid attendance of 52,100 and average ticket prices of $43.54 in the current year quarter as compared to 53 events with paid attendance of 56,200 and average ticket prices of $25.26 in the prior year quarter.

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
OIBDA-Live Events
Live events	$20.0	$21.9	(9)%
Travel packages	1.6	1.5	7%
Total	$21.6	$23.4	(8)%
OIBDA as a percentage of revenues	41%	45%

Live Events revenues, which include revenues from ticket sales and travel packages, increased by $0.9 million, or 2%, in the current year quarter as compared to the prior year quarter.  Revenues from our North America live events business decreased by $0.9 million, or 2%,  primarily due to a decline of $2.2 million resulting from lower WrestleMania ticket sales due to a reduction in stadium capacity in the current year, partially offset by increased revenues of $1.0 million due to the impact of four additional events. Revenues from our international live events business increased by $1.8 million, or 16%, primarily due to higher average ticket prices due to changes in the mix of territories, which increased revenues by $1.3 million, and $0.8 million due to holding seven additional events.  The decrease in Live Events OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was driven by lower ticket revenue from WrestleMania and increased costs driven by the mix of territories in which we performed.

Consumer Products Division

The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Revenues-Consumer Products Division
Licensing	$9.4	$9.0	4%
Venue Merchandise	6.8	8.7	(22)%
Domestic per capita spending (dollars)	$10.34	$13.29	(22)%
WWEShop	8.4	7.5	12%
Average WWEShop revenues per order (dollars)	$45.98	$44.40	4%
Total	$24.6	$25.2	(2)%

	Three Months Ended
	June 30,				Increase
	2017		2016		(decrease)
OIBDA - Consumer Products Division		% of Rev		% of Rev
Licensing	$4.5	48%	$3.9	43%	15%
Venue Merchandise	$2.5	37%	$3.7	43%	(32)%
WWEShop	$2.1	25%	$1.6	21%	31%

Licensing revenues increased by $0.4 million, or 4%, in the current year quarter as compared to the prior year quarter, primarily driven by higher sales of the Company’s mobile video game, WWE SuperCard. The increase in Licensing OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was driven by lower promotional costs.

Venue Merchandise revenues decreased by $1.9 million, or 22%, in the current year quarter as compared to the prior year quarter,  primarily due to a  decline of $1.6 million resulting from a smaller WrestleMania venue in the current year.  The decrease in Venue Merchandise OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was driven by product mix and lower revenues at WrestleMania.

WWEShop revenues increased by $0.9 million, or 12%, in the current year quarter compared to the prior year quarter, due to a 6% increase in the volume of online merchandise orders to 178,400 orders. Orders increased primarily due to the impact of additional distribution channels,  including in international territories, continued marketing efforts and a broader assortment of products offered.  Also contributing to this increase in revenues was a 4% increase in the average revenue per order to $45.98 in the current year quarter. The increase in WWEShop OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was due to leveraging our fixed costs and changes in product mix.

WWE Studios

WWE Studios revenues increased by $0.3 million, or 9%, in the current year quarter as compared to the prior year quarter.    The change in film revenue is reflective of both the timing of our film releases and the performance of released films. We released two films,  The Marine 5: Battleground and Sleight in the current year quarter as compared to one feature film in the prior year quarter. As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios OIBDA decreased by $1.1 million in the current year quarter as compared to the prior year quarter, primarily driven by the impairment charges recorded during the current year, as discussed below.

At June 30, 2017, the Company had $29.1 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $17.7 million is for films in-release, $6.7 million is for films in production, and the remaining $4.7 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  We recorded impairment charges of $1.1 million during the three months ended June 30, 2017.  We did not record any impairment charges related to our feature films in the prior year quarter.

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

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the three months ended June 30,
	2017			2016
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$1.5	$1.5	$—	$1.2	$1.2	25%

Corporate & Other expenses:
Staff related	$6.8	$10.3	$17.1	$6.9	$8.9	$15.8	8%
Management incentive compensation	3.0	4.4	7.4	3.6	4.2	7.8	(5)%
Legal, accounting and other professional	4.7	2.6	7.3	5.1	2.0	7.1	3%
Travel and entertainment expenses	(0.2)	2.0	1.8	(0.2)	1.5	1.3	38%
Advertising, marketing and promotion	0.5	2.5	3.0	0.4	2.6	3.0	—%
Corporate insurance	0.7	0.4	1.1	0.7	0.2	0.9	22%
Bad debt expense	0.1	—	0.1	(0.1)	—	(0.1)	200%
Talent related expenses (1)	—	6.1	6.1	—	5.6	5.6	9%
Other expenses	4.5	3.3	7.8	4.7	3.3	8.0	(2)%
Corporate & Other expenses	$20.1	$31.6	$51.7	$21.1	$28.3	$49.4	5%
Corporate & Other as a percentage of net revenues	9%	15%	24%	11%	14%	25%

OIBDA - Corporate & Other	$(20.1)	$(30.1)	$(50.2)	$(21.1)	$(27.1)	$(48.2)	4%

(1)

Talent related expenses within Business Support include costs associated with our WWE Performance Center, talent appearances and certain talent support costs. Talent costs associated with specific revenue streams are excluded from the above amounts and included within applicable business segments.

Corporate and Other expenses increased by $2.3 million, or 5%, in the current year quarter as compared to the prior year quarter. This increase is primarily due to higher staff related costs of $1.3 million due to increased headcount and talent related costs of $0.5 million in support of talent development.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Depreciation and amortization	$6.3	$6.0	5%

Depreciation and amortization expense increased by $0.3 million, or 5%, in the current year quarter as compared to the prior year quarter, primarily driven by prior year capital expenditures.

Interest Expense

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Interest expense	$3.7	$0.6	517%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing, increased by $3.1 million in the current year quarter as compared to the prior year quarter, as the convertible notes and assumed mortgage were entered into during the second half of 2016.

Investment and Other Income (Expense), Net

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Investment income, net	$0.8	$0.6	33%
Other income (expense), net	$—	$(0.6)	100%

Investment income, net during the three months ended June 30, 2017 and 2016 includes $0.2 million and $0.4 million, respectively, of equity method earnings, representing our pro-rata portion from an equity method investment.  Investment income, net also includes income of $0.6 million and $0.2 million from our short term investment instruments during the three months ended June 30, 2017 and 2016,  respectively. Other income (expense), net is primarily comprised of rental income, offset by state excise taxes and realized foreign currency translation losses.

Income Taxes

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Provision for income taxes	$2.7	$0.1	2,600%
Effective tax rate	35%	16%

The effective tax rate was 35% in the current year quarter as compared to 16% in the prior year quarter.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

(dollars in millions)

Summary

The following tables present our consolidated results followed by our OIBDA results:

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Net revenues
Media Division:
Network	$101.4	$92.1	10%
Television	130.2	116.8	11%
Home Entertainment	5.4	6.4	(16)%
Digital Media	13.8	11.9	16%
Total Media Division	250.8	227.2	10%
Live Events	84.9	77.2	10%
Consumer Products Division:
Licensing	29.5	30.0	(2)%
Venue Merchandise	13.9	14.2	(2)%
WWEShop	16.3	14.3	14%
Total Consumer Products Division	59.7	58.5	2%
WWE Studios	4.8	5.2	(8)%
Corporate & Other	2.8	2.0	40%
Total net revenues (1)	403.0	370.1	9%
Cost of revenues
Media Division:
Network	75.9	75.5	1%
Television	66.7	59.6	12%
Home Entertainment	2.8	3.1	(10)%
Digital Media	5.6	5.3	6%
Total Media Division	151.0	143.5	5%
Live Events	53.4	46.0	16%
Consumer Products Division:
Licensing	7.3	7.8	(6)%
Venue Merchandise	7.9	7.7	3%
WWEShop	11.0	10.1	9%
Total Consumer Products Division	26.2	25.6	2%
WWE Studios	6.0	2.9	107%
Corporate & Other	8.9	7.4	20%
Total cost of revenues (2)	245.5	225.4	9%
Selling, general and administrative expenses
Corporate & Other (3)	101.7	84.1	21%
All other segments	27.9	25.5	9%
Total selling, general and administrative expenses	129.6	109.6	18%
Depreciation and amortization	13.2	11.6	14%
Operating income	14.7	23.5	(37)%
Interest expense (4)	7.2	1.2	500%
Investment and other income, net	1.7	—	100%
Income before income taxes	9.2	22.3	(59)%
Provision for income taxes	3.2	7.6	(58)%
Net income	$6.0	$14.7	(59)%

(1)

Our consolidated net revenues increased by $32.9 million, or 9%, in the current year period as compared to the prior year period. This increase was primarily driven by $10.3 million in incremental revenues associated with the contractual escalation of our distribution agreements, $8.7 million of increased subscription revenues related to the growth of our WWE Network and the impact of 28 additional events, which contributed $7.7 million to our live events revenues. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated cost of revenues increased by $20.1 million, or 9%, in the current year period as compared to the prior year period. The $7.4 million increase in cost of revenues in the Live Events segment was driven by an increased number of events.  In the current year period, we incurred an additional  $7.0 million of costs in our Television segment, primarily associated with the use of additional production elements on our weekly live episodic shows. We also recorded $3.2 million in film impairment charges due to revised ultimate profit expectations for several of our feature films. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)	Refer to the Corporate & Other section within MD&A for a detailed analysis of the changes.
(4)

Interest expense increased by $6.0 million in the current year period as compared to the prior year period,  as the convertible notes and assumed mortgage were entered into during the second half of 2016.

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
OIBDA
Media Division:
Network	$17.3	$10.1	71%
Television	62.6	55.5	13%
Home Entertainment	1.7	2.5	(32)%
Digital Media	1.0	0.1	900%
Total Media Division	82.6	68.2	21%
Live Events	29.7	29.5	1%
Consumer Products Division:
Licensing	17.9	18.2	(2)%
Venue Merchandise	5.1	5.7	(11)%
WWEShop	4.0	3.0	33%
Total Consumer Products Division	27.0	26.9	0%
WWE Studios	(3.6)	—	(100)%
Corporate & Other	(107.8)	(89.5)	20%
Total OIBDA	$27.9	$35.1	(21)%

	Six Months Ended
	June 30,
	2017		2016
Reconciliation of Operating Income to OIBDA		% of Rev		% of Rev
Media Division:
Operating income	$76.6	19%	$62.8	17%
Depreciation and amortization	6.0	1%	5.4	1%
Media Division OIBDA	$82.6	20%	$68.2	18%
Consumer Products Division:
Operating income	$27.0	7%	$26.9	7%
Depreciation and amortization	—	—%	—	—%
Consumer Products Division OIBDA	$27.0	7%	$26.9	7%
Consolidated:
Operating income	$14.7	4%	$23.5	6%
Depreciation and amortization	13.2	3%	11.6	3%
Total OIBDA	$27.9	7%	$35.1	9%

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Revenues-Media Division
Network	$101.4	$92.1	10%
Subscriptions	$92.8	$84.1	10%
Pay-per-view	$8.6	$8.0	8%
Monthly subscription price (dollars) (1)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,567,900	1,510,600	4%
Domestic	1,157,800	1,129,900	2%
International (2)	410,100	380,700	8%
Number of average paid subscribers	1,562,700	1,403,400	11%
Television	$130.2	$116.8	11%
Home Entertainment	$5.4	$6.4	(16)%
Gross units shipped	818,000	746,600	10%
Digital Media	$13.8	$11.9	16%
Total	$250.8	$227.2	10%
(1)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(2)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Six Months Ended
	June 30,				Increase
	2017		2016		(decrease)
OIBDA - Media Division		% of Rev		% of Rev
Network	$17.3	17%	$10.1	11%	71%
Television	$62.6	48%	$55.5	48%	13%
Home Entertainment	$1.7	31%	$2.5	39%	(32)%
Digital Media	$1.0	7%	$0.1	1%	900%

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $9.3 million, or 10%, in the current year period as compared to the prior year period. WWE Network subscription revenues increased by $8.7 million, or 10%, in the current year period as compared to the prior year period, driven primarily by the increase in paid subscribers. During the six months ended June 30, 2017, WWE Network had an average of 1,562,700 paid subscribers, compared to an average of 1,403,400 subscribers in the prior year period. During the period, there were approximately 1,135,100 gross additions to WWE Network’s subscriber base, offset by churn of 970,200 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription).  The subscription pricing of WWE Network at June 30, 2017 is $9.99 per month with no minimum commitment. Pay-per-view revenues increased by $0.6 million, or 8%, in the current year period as compared to the prior year period, primarily driven by two additional events.  The increase in Network OIBDA as a percentage of revenues in the current year period as compared to the prior year period was due to lower programming related costs of $2.0 million driven by the timing of original content, including Swerved Season 2 and Camp WWE, which premiered in the prior year period.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $13.4 million, or 11%, in the current year period as compared to the prior year period. This increase was the result of contractual increases of $10.3 million associated with distribution agreements and $2.2 million from streaming content on certain platforms. These increases were partially offset by the impact of our licensed reality based series, Total Divas. There were ten new episodes of this series in the current year period as compared to 14 episodes in the prior year period, which resulted in a decrease in revenues of $1.7 million. Television OIBDA as a percentage of revenues was essentially unchanged in the current year period as compared to the prior year period,  as we incurred additional costs primarily associated with the use of additional production elements on our weekly live episodic shows, Raw and Smackdown Live.

Home Entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $1.0 million, or 16%, in the current year period compared to the prior year period. The decrease was driven primarily by the impact of a 17% decline in the average price per unit sold. The decrease in Home Entertainment OIBDA as a percentage of revenues in the current year period as compared to the prior year period was primarily driven by decreased international sales, which have a higher margin than the domestic products.

Digital Media revenues increased by $1.9 million, or 16%, in the current year period as compared to the prior year period, primarily due to increased advertising revenues. The increase in Digital Media OIBDA as a percentage of revenues in the current year period as compared to the prior year period was primarily driven by increased revenues.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Revenues- Live Events
Live events	$82.0	$74.6	10%
North America	$67.7	$61.1	11%
International	$14.3	$13.5	6%
Total live event attendance (1)	1,146,000	1,044,900	10%
Number of North American events (1)	157	134	17%
Average North American attendance (1)	6,100	6,300	(3)%
Average North American ticket price (dollars) (1)	$62.71	$64.19	(2)%
Number of international events (1)	30	25	20%
Average international attendance (1)	6,000	8,000	(25)%
Average international ticket price (dollars) (1)	$73.98	$60.35	23%
Travel packages	$2.9	$2.6	12%
Total	$84.9	$77.2	10%

(1)

Metrics above exclude the events for our NXT brand. This is an emerging brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 95 NXT events with paid attendance of 86,400 and average ticket prices of $40.03 in the current year period as compared to 100 events with paid attendance of 91,200 and average ticket prices of $29.00 in the prior year period.

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
OIBDA-Live Events
Live events	$28.0	$28.0	—%
Travel packages	1.7	1.5	13%
Total	$29.7	$29.5	1%
OIBDA as a percentage of revenues	35%	38%

Live Events revenues, which include revenues from ticket sales and travel packages, increased by $7.7 million, or 10%, in the current year period as compared to the prior year period. Revenues from our North America live events business increased by $6.6 million, or 11%, primarily due to increases of $7.7 million resulting from 23 additional events, partially offset by a decline of $1.6 million resulting from a smaller WrestleMania venue in the current year. Revenues from our international live events business increased by $0.8 million, or 6%, primarily due to $2.5 million of increased revenues due to higher average ticket prices and holding five additional events, partially offset by lower average attendance, which decreased revenues by $1.1 million. The decrease in Live Events OIBDA as a percentage of revenues in the current year period as compared to the prior year period was driven by lower ticket revenue from WrestleMania and increased costs driven by the mix of territories in which we performed.

Consumer Products Division

The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Revenues-Consumer Products Division
Licensing	$29.5	$30.0	(2)%
Venue Merchandise	13.9	14.2	(2)%
Domestic per capita spending (dollars)	$10.20	$11.68	(13)%
WWEShop	16.3	14.3	14%
Average WWEShop revenues per order (dollars)	$45.73	$44.00	4%
Total	$59.7	$58.5	2%

	Six Months Ended
	June 30,				Increase
	2017		2016		(decrease)
OIBDA - Consumer Products Division		% of Rev		% of Rev
Licensing	$17.9	61%	$18.2	61%	(2)%
Venue Merchandise	$5.1	37%	$5.7	40%	(11)%
WWEShop	$4.0	25%	$3.0	21%	33%

Licensing revenues decreased by $0.5 million, or 2%, in the current year period as compared to the prior year period, primarily driven by lower pricing of our franchise video game in international markets. Licensing OIBDA as a percentage of revenues was essentially unchanged in the current year period as compared to the prior year period.

Venue Merchandise revenues decreased by $0.3 million, or 2%, in the current year period as compared to the prior year period,  primarily due to a decline of $0.9 million resulting from a smaller WrestleMania venue in the current year.  The decrease in Venue Merchandise OIBDA as a percentage of revenues in the current year period as compared to the prior year period was driven by product mix and lower revenues at WrestleMania.

WWEShop revenues increased by $2.0 million, or 14%, in the current year period compared to the prior year period, due to an 8% increase in the volume of online merchandise orders to 351,200 orders. Orders increased primarily due to the impact of additional distribution channels, including in international territories, continued marketing efforts and a broader assortment of products offered. Also contributing to this increase in revenues was a 4% increase in the average revenue per order to $45.73 in the current year period. The increase in WWEShop OIBDA as a percentage of revenues in the current year period as compared to the prior year period was due to leveraging our fixed costs and changes in product mix.

WWE Studios

WWE Studios revenues decreased by $0.4 million, or 8%, in the current year period as compared to the prior year period.  The change in film revenue is reflective of both the timing of our film releases and the performance of released films. We released five films, Surf’s Up 2: WaveMania,  The Resurrection of Gavin Stone,  The Jetsons & WWE: Robo-WrestleMania!,  The Marine 5: Battleground and Sleight in the current year period as compared to one feature film in the prior year period. As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE WWE Studios OIBDA decreased by $3.6 million in the current year period as compared to the prior year period, primarily driven by the impairment charges recorded during the current year, as discussed below.

At June 30, 2017, the Company had $29.1 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $17.7 million is for films in-release, $6.7 million is for films in production, and the remaining $4.7 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  We recorded impairment charges of $3.2 million during the six months ended June 30, 2017. We did not record any impairment charges related to our feature films in the prior year period.

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

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the six months ended June 30,
	2017			2016
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$2.8	$2.8	$—	$2.0	$2.0	40%

Corporate & Other expenses:
Staff related	$15.6	$20.4	$36.0	$13.1	$17.8	$30.9	17%
Management incentive compensation	5.8	8.5	14.3	5.6	6.8	12.4	15%
Legal, accounting and other professional	14.4	6.1	20.5	9.4	4.6	14.0	46%
Travel and entertainment expenses	0.1	3.6	3.7	0.1	2.8	2.9	28%
Advertising, marketing and promotion	0.5	4.4	4.9	0.4	4.3	4.7	4%
Corporate insurance	1.4	0.9	2.3	1.4	0.4	1.8	28%
Bad debt expense	0.3	—	0.3	(0.2)	—	(0.2)	250%
Talent related expenses (1)	—	12.6	12.6	—	10.0	10.0	26%
Other expenses	10.0	6.0	16.0	8.8	6.2	15.0	7%
Corporate & Other expenses	$48.1	$62.5	$110.6	$38.6	$52.9	$91.5	21%
Corporate & Other as a percentage of net revenues	12%	16%	27%	10%	14%	25%

OIBDA - Corporate & Other	$(48.1)	$(59.7)	$(107.8)	$(38.6)	$(50.9)	$(89.5)	20%
(1)

Talent related expenses within Business Support include costs associated with our WWE Performance Center, talent appearances and certain talent support costs. Talent costs associated with specific revenue streams are excluded from the above amounts and included within applicable business segments.

Corporate and Other expenses increased by $19.1 million, or 21%, in the current year period as compared to the prior year period. This increase is primarily due to $5.6 million of expenses related to non-recurring legal matters and other contractual obligations,  higher staff related costs of $5.1 million due to increased headcount, talent related costs of $2.6 million in support of talent development, and increased  management incentive compensation costs of $1.9 million, driven by higher stock compensation costs of $2.3 million due to a rise in the Company’s stock price.

Depreciation and Amortization

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Depreciation and amortization	$13.2	$11.6	14%

Depreciation and amortization expense increased by $1.6 million, or 14%, in the current year period as compared to the prior year period, primarily driven by prior year capital expenditures.

Interest Expense

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Interest expense	$7.2	$1.2	500%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing, increased by $6.0 million in the current year period as compared to the prior year period, as the convertible notes and assumed mortgage were entered into during the second half of 2016.

Investment and Other Income (Expense), Net

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Investment income, net	$1.7	$1.2	42%
Other income (expense), net	$—	$(1.2)	100%

Investment income, net during the six months ended June 30, 2017 and 2016 includes $0.6 million and $0.8 million, respectively, of equity method earnings, representing our pro-rata portion from an equity method investment. Investment income, net also includes income of $1.0 million and $0.4 million from our short term investment instruments during the six months ended June 30, 2017 and 2016, respectively. Other income (expense), net  is primarily comprised of rental income, offset by state excise taxes and realized foreign currency translation losses.

Income Taxes

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Provision for income taxes	$3.2	$7.6	(58)%
Effective tax rate	35%	34%

The effective tax rate was 35% in the current year period as compared to 34% in the prior year period.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $262.3 million and $267.1 million as of June 30, 2017 and December 31, 2016, respectively. Our short-term investments consist primarily of corporate bonds, U.S. Treasury securities, municipal bonds, including pre-refunded municipal bonds, and government agency bonds.  Our debt balance totaled $215.9 million and $202.7 million as of June 30, 2017 and December 31, 2016, respectively, and includes the carrying value of $175.4 million and $161.0 million related to our $215.0 million par value 3.375% convertible senior notes due 2023 as of June 30, 2017 and December 31, 2016, respectively.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

In December 2016, the Company entered into an amended and restated $100.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of July 29, 2021. As of June 30, 2017, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding under it, and the Company had available capacity under the terms of the facility of $100.0 million.

As of June 30, 2017, the Company was also in compliance with the provisions of the $35.0 million secured asset based revolving credit facility, as amended, entered into in May 2015 by two of the Company’s subsidiaries (the "Film Credit Facility"),  with $2.6 million outstanding and $7.3 million of available capacity under the terms of the Film Credit Facility.

Debt Summary

In December 2016, the Company issued $200.0 million aggregate principal amount of 3.375% convertible senior notes (the "Notes") due December 15, 2023, and in January 2017, we issued an additional $15.0 million in aggregate principal amount of Notes after partial exercise of an over-allotment option.  The sale of the Notes in December and January resulted in $193.9 million and $14.5 million, respectively, in net proceeds to WWE after deducting the initial purchasers’ discount and estimated offering expenses.  Proceeds from the Notes were used, in part, to pay for the cost of a convertible note hedge of $34.1 million related to the December issuance and $2.6 million related to the January issuance, which were partially offset by proceeds received from the sale of warrants of $19.5 million and $1.5 million, related to the December and January issuances, respectively. See Note 13, Convertible Debt, in the Notes to Consolidated Financial Statements for further information. We intend to use the proceeds to support the execution of our long-term growth strategy and for general corporate purposes.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property.  Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of June 30, 2017 and December 31, 2016, the amounts outstanding under the Aircraft Note were $14.9 million and $17.1 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $13.8 million in the six months ended June 30, 2017,  as compared to $2.8 million for the corresponding period in the prior year, as lower operating results were partially driven by increased non-cash items, such as stock compensation, coupled with a net working capital benefit primarily driven by timing.

In the current year period,  we spent $7.8 million on feature film production activities, as compared to $5.0 million in the prior year period.  We received incentives of $0.4 million related to feature film production in the current year period, as compared to $0.6 million received in the prior year period.  We anticipate spending between $10 million and $20 million on feature film production activities during the remainder of the current year.

In the current year period, we received  $2.2 million of non-film related incentives associated with television production activities, as compared to $7.3 million received in the prior year period.  We anticipate receiving approximately $5 million to $15 million of non-film related incentives during the remainder of the year.

In the current year period,  we spent $7.6 million to produce non-live event programming for television, including Total Bellas Season 2 and Total Divas Season 7, and various programs for WWE Network, including our UK Championship Tournament,  as compared to $15.1 million in the prior year period. We anticipate spending approximately $10 million to $20 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. At June 30, 2017, our three largest receivable balances from customers were 19%,  17%  and 12% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $87.6 million in the six months ended June 30, 2017,  as compared to $16.4 million in the prior year period.  During the current year period, we purchased $88.7 million of short-term investments and received proceeds from the maturities of our investments of $13.7 million.  Capital expenditures in the current year period decreased $3.0 million as compared to the prior year period.  Capital expenditures for the remainder of the current year are estimated to range between $20 million and $30 million.

Cash Flows from Financing Activities

Cash used in financing activities was $5.3 million for the six months ended June 30, 2017, as compared to $8.2 million for the prior year period.  During the current year period, we received $13.4 million in net proceeds related to the sale of the Notes, less associated bond hedge and warrant transactions. We also received proceeds of $1.4 million from borrowings under the credit facilities in the current year period as compared to $11.6 million in the prior year period.  The Company made dividend payments of $18.3 million and $18.2 million during the three months ended June 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting.” The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. In summary, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which for the Company will be effective for the fiscal year beginning January 1, 2018. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments are to be applied prospectively to an award modified on or after the adoption date, consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018.  The Company does not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

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

•

Cash paid by an employer when directly withholding shares for tax-withholding purposes upon vesting of a share-based payment award are now classified as a financing activity on the statement of cash flows rather than as operating cash outflows. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, cash outflows of $47 was reclassified in the accompanying Consolidated Statements of Cash Flows from “Changes in accounts payable, accrued expenses and other liabilities” to “Taxes paid related to net settlement upon vesting of equity awards” for the six months ended June 30, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In addition, during 2016, the FASB has issued ASU No. 2016-08, “Principal versus Agent Considerations,” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow Scope Improvements and Practical Expedients,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” all of which clarify certain implementation guidance in ASU No. 2014-09.  This standard along with the subsequent clarifications issued are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. While we are currently evaluating the impact of adoption of this new standard and clarifying guidance on our consolidated financial statements, we believe the most significant impact will be an acceleration in the timing of revenue recognition in our licensing and WWE Studios businesses. We currently record revenues from our licensed products and WWE Studios film distribution revenues after receiving statements from the licensee and/or film distributor. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage. We do not expect the impact of this change to be material on a full-year basis, but will likely impact the revenues recorded in a specific quarter as compared to previously reported periods. Based on the limited expected impacts from the standard, we intend to adopt the standard and the related modifications on January 1, 2018, using the modified retrospective approach.  Under this approach, the cumulative effect of initially applying the guidance will be reflected as an adjustment to beginning retained earnings.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Changing in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc.  The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on WWE Network. On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, sought to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant.  On November 4, 2016, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their amended complaint on November 7, 2016. On December 2, 2016, the Company moved to dismiss the amended complaint. On May 5, 2017, the Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed plaintiff’s declaratory judgment, unjust enrichment and successor liability claims, as well as all claims asserted against WCW, Inc. The Court also granted plaintiffs leave to file a second amended complaint, which plaintiffs filed on May 19, 2017. Plaintiffs then sought leave to file a third amended complain to correct certain errors by plaintiffs’ counsel, which the Court granted and plaintiffs filed their third amended complaint on June 15, 2017. The third amended complaint continues to assert claims for breach of contract, breach of fiduciary duty, and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq. against WWE. The Company believes all claims against the Company in this lawsuit are without merit and intends to continue to defend itself vigorously.

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
10.15F

Amendment No. 2 to the Credit, Security and Guaranty Agreement, dated April 30, 2017, entered into between WWE Studios Finance Corp. and Bank of America, N.A., as Administrative Agent (filed herewith).

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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	July 27, 2017	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer and authorized
signatory)

By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)