Form 10-Q
period 2017-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2017-10-26
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

At October  24, 2017 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 39,158,452 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 37,949,438.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues	$186,325	$164,162	$589,355	$534,256
Cost of revenues	95,233	87,637	340,773	312,991
Selling, general and administrative expenses	50,677	52,062	180,238	161,672
Depreciation and amortization	6,435	6,194	19,680	17,747
Operating income	33,980	18,269	48,664	41,846
Interest expense	3,569	571	10,734	1,765
Investment income, net	896	654	2,493	1,907
Other expense, net	(154)	(292)	(107)	(1,536)
Income before income taxes	31,153	18,060	40,316	40,452
Provision for income taxes	9,299	6,985	12,489	14,630
Net income	$21,854	$11,075	$27,827	$25,822
Earnings per share: basic	$0.28	$0.15	$0.36	$0.34
Earnings per share: diluted	$0.28	$0.14	$0.36	$0.33
Weighted average common shares outstanding:
Basic	76,957	76,298	76,620	76,063
Diluted	78,505	77,578	78,383	77,365
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$21,854	$11,075	$27,827	$25,822
Other comprehensive income (loss):
Foreign currency translation adjustments	35	(14)	112	(119)
Unrealized holding (losses) gains on available-for-sale securities (net of tax (benefit) expense of ($29) and ($51), and ($66) and $117, respectively)	(46)	(82)	(107)	192
Total other comprehensive (loss) income	(11)	(96)	5	73
Comprehensive income	$21,843	$10,979	$27,832	$25,895

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,163	$211,976
Short-term investments, net	153,845	55,164
Accounts receivable (net of allowance for doubtful accounts and returns of $2,797 and $8,259, respectively)	72,057	53,155
Inventory	8,479	6,531
Prepaid expenses and other current assets	29,300	22,480
Total current assets	372,844	349,306
PROPERTY AND EQUIPMENT, NET	133,132	132,631
FEATURE FILM PRODUCTION ASSETS, NET	27,715	27,137
TELEVISION PRODUCTION ASSETS, NET	11,347	12,508
INVESTMENT SECURITIES	27,121	24,957
NON-CURRENT DEFERRED INCOME TAX ASSETS	28,040	32,556
OTHER ASSETS, NET	17,990	21,808
TOTAL ASSETS	$618,189	$600,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,255	$6,121
Accounts payable and accrued expenses	66,396	70,360
Deferred income	65,538	56,653
Total current liabilities	139,189	133,134
LONG-TERM DEBT	32,127	35,596
CONVERTIBLE DEBT	176,653	161,008
NON-CURRENT INCOME TAX LIABILITIES	480	725
NON-CURRENT DEFERRED INCOME	18,107	30,697
Total liabilities	366,556	361,160
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 39,153,549 and 38,455,266 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	392	385
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 37,949,438 and 37,949,438 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	379	379
Additional paid-in capital	415,911	403,387
Accumulated other comprehensive income	2,900	2,895
Accumulated deficit	(167,949)	(167,303)
Total stockholders’ equity	251,633	239,743
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$618,189	$600,903

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2016	38,455	$385	37,949	$379	$403,387	$2,895	$(167,303)	$239,743
Net income	—	—	—	—	—	—	27,827	27,827
Other comprehensive income	—	—	—	—	—	5	—	5
Stock issuances, net	699	7	—	—	(7,699)	—	—	(7,692)
Debt discount on convertible debt, net (See Note 13)	—	—	—	—	2,487	—	—	2,487
Purchase of convertible note hedge (See Note 13)	—	—	—	—	(2,558)	—	—	(2,558)
Proceeds from issuance of warrants (See Note 13)	—	—	—	—	1,460	—	—	1,460
Cash dividends declared	—	—	—	—	872	—	(28,473)	(27,601)
Stock-based compensation	—	—	—	—	17,962	—	—	17,962
Balance, September 30, 2017	39,154	$392	37,949	$379	$415,911	$2,900	$(167,949)	$251,633

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$27,827	$25,822
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	9,065	4,420
Amortization of television production assets	13,633	19,122
Depreciation and amortization	24,281	21,480
Services provided in exchange for equity instruments	(2,090)	(2,484)
Equity in earnings of affiliate, net of dividends received	(11)	(400)
Other amortization	4,758	1,649
Stock-based compensation	17,962	15,556
Provision for (recovery from) doubtful accounts	240	(410)
Provision for deferred income taxes	4,516	11,171
Other non-cash adjustments	154	(500)
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(19,030)	(4,914)
Inventory	(1,948)	(1,768)
Prepaid expenses and other assets	(8,813)	(19,946)
Feature film production assets	(9,643)	(7,081)
Television production assets	(12,472)	(23,671)
Accounts payable, accrued expenses and other liabilities	(5,851)	(10,464)
Deferred income	(1,615)	(2,397)
Net cash provided by operating activities	40,963	25,185
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(17,652)	(23,888)
Purchases of short-term investments	(123,806)	—
Proceeds from sales and maturities of short-term investments	23,990	7,565
Purchase of investment securities	(2,116)	(2,250)
Net cash used in investing activities	(119,584)	(18,573)
FINANCING ACTIVITIES:
Repayment of long-term debt	(3,718)	(13,322)
Dividends paid	(27,601)	(27,395)
Debt issuance costs	—	(702)
Proceeds from borrowings under credit facilities	1,383	11,583
Proceeds from borrowings on convertible notes, net of issuance costs	14,534	—
Proceeds from issuance of warrants	1,460	—
Purchase of convertible note hedge	(2,558)	—
Taxes paid related to net settlement upon vesting of equity awards	(9,185)	(5,524)
Proceeds from issuance of stock	1,493	1,294
Excess tax benefits from stock-based payment arrangements	—	892
Net cash used in financing activities	(24,192)	(33,174)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(102,813)	(26,562)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,976	38,019
CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,163	$11,457
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash purchase of property and equipment	$4,648	$3,710
Non-cash assumption of mortgage (See Note 12)	$—	$23,000

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016.  Certain reclassifications have been made to the Consolidated Statements of Cash Flows in the prior year to conform to the current year presentation pursuant to our adoption of a new accounting standard as of January 1, 2017 related to share-based payment award accounting simplifications. See Note 2, Significant Accounting Policies, for further details.

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

Media Division:

Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view programming, and advertising fees.

Television

•	Revenues consist principally of television rights fees and advertising.

Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, and subscription and transactional on-demand outlets.

Digital Media

•	Revenues consist principally of advertising sales on our websites and third-party websites including YouTube, and sales of various broadband and mobile content.

Live Events:

•	Revenues consist principally of ticket sales and travel packages for live events.

Consumer Products Division:

Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys, and apparel.

Venue Merchandise

•	Revenues consist of sales of merchandise at our live events.

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

Cost of Revenues

Included within Costs of revenues are the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization and impairment of feature film assets	$3,262	$1,719	$9,065	$4,420
Amortization of television production assets	2,912	1,553	13,633	19,122
Amortization of WWE Network content delivery and technology assets	1,239	1,347	4,594	3,726
Total amortization and impairment included in cost of revenues	$7,413	$4,619	$27,292	$27,268

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting.” The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. In summary, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which for the Company will be effective for the fiscal year beginning January 1, 2018. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments are to be applied prospectively to an award modified on or after the adoption date, consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update contains various amendments, each requiring a specific method of adoption, and designates whether each amendment should be adopted using a retrospective, modified retrospective, or prospective transition method. The new guidance was adopted on January 1, 2017. The impact of adoption of the update is summarized below:

•

All excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes related to our share-based payment awards will be recognized as income tax benefit or expense in the income statement instead of as an adjustment to additional paid-in capital.  In addition, excess tax benefits are no longer included in the calculation of diluted shares outstanding for purposes computing diluted earnings per share under the treasury stock method. The transition guidance related to these changes has been adopted by the Company on a prospective basis. During the three and nine months ended September 30, 2017, we recorded $1,599 and $1,603, respectively, of excess tax benefits related to the vesting of our share-based awards.  Prior to adoption, this amount was recorded in additional paid-in capital. This change reduced the Company’s effective tax rate from 35% to 30% and 35% to 31% for the three and nine months ended September 30, 2017, respectively.

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

•

Cash paid by an employer when directly withholding shares for tax-withholding purposes upon vesting of a share-based payment award are now classified as a financing activity on the statement of cash flows rather than as operating cash outflows. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, cash outflows of $5,524 was reclassified in the accompanying Consolidated Statements of Cash Flows from "Changes in accounts payable, accrued expenses and other liabilities" to "Taxes paid related to net settlement upon vesting of equity awards " for the nine months ended September 30, 2016.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments eliminate the requirement to retroactively adopt the equity method of accounting when a change in ownership occurs. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investment and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This new guidance was adopted on January 1, 2017 with no impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” which will supersede the existing guidance for lease accounting. This new standard will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which for the Company will be effective for the fiscal

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

year beginning January 1, 2019, with early adoption permitted.  An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. While we are evaluating the impact the new guidance will have on our consolidated financial statements, we currently expect a gross-up of our consolidated balance sheet as a result of recognizing right of use assets and lease liabilities.  The extent of such gross-up remains to be determined once we complete a review of our existing lease contracts (we are primarily a lessee) and service contracts which may contain embedded leases.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and was adopted on January 1, 2017 with no impact on our consolidated financial statements.

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

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues:
Network	$50,325	$45,054	$151,698	$137,135
Television	64,661	56,343	194,858	173,105
Home Entertainment	2,208	2,506	7,640	8,930
Digital Media	7,943	6,537	21,725	18,423
Live Events	31,600	28,553	116,533	105,799
Licensing	11,331	9,043	40,819	39,001
Venue Merchandise	5,460	5,101	19,343	19,311
WWEShop	7,211	7,423	23,519	21,721
WWE Studios	4,186	2,510	9,018	7,742
Corporate & Other	1,400	1,092	4,202	3,089
Total net revenues	$186,325	$164,162	$589,355	$534,256

OIBDA:
Network	$25,927	$17,396	$43,210	$27,500
Television	36,478	32,362	99,136	87,873
Home Entertainment	711	895	2,443	3,403
Digital Media	3,301	2,637	4,287	2,708
Live Events	7,160	6,110	36,887	35,620
Licensing	6,748	4,612	24,598	22,836
Venue Merchandise	2,152	2,051	7,256	7,743
WWEShop	1,439	1,296	5,473	4,268
WWE Studios	(212)	879	(3,857)	881
Corporate & Other	(43,289)	(43,775)	(151,089)	(133,239)
Total OIBDA	$40,415	$24,463	$68,344	$59,593

Reconciliation of Total Operating Income to Total OIBDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total operating income	$33,980	$18,269	$48,664	$41,846
Depreciation and amortization	6,435	6,194	19,680	17,747
Total OIBDA	$40,415	$24,463	$68,344	$59,593

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
North America	$140,640	$118,527	$446,272	$398,308
Europe/Middle East/Africa	24,641	24,718	87,846	88,466
Asia Pacific	18,736	18,419	47,252	41,253
Latin America	2,308	2,498	7,985	6,229
Total net revenues	$186,325	$164,162	$589,355	$534,256

Revenues generated from the United Kingdom, our largest international market, totaled $15,826 and $17,290, and $54,538 and $58,166 for the three and nine months ended September 30, 2017 and 2016, respectively.  The Company’s property and equipment was almost entirely located in the United States at September 30, 2017 and 2016.

4. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$21,854	$11,075	$27,827	$25,822

Weighted average basic common shares outstanding	76,957	76,298	76,620	76,063
Dilutive effect of restricted and performance stock units	1,548	1,280	1,761	1,301
Dilutive effect of employee share purchase plan	—	—	2	1
Weighted average dilutive common shares outstanding	78,505	77,578	78,383	77,365

Earnings per share:
Basic	$0.28	$0.15	$0.36	$0.34
Diluted	$0.28	$0.14	$0.36	$0.33

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	—	—	—	5

The convertible notes due 2023 had no impact on diluted earnings per share during the three and nine months ended September 30, 2017 since the average price of our common stock did not exceed the conversion price of $24.91 per share.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures.  RSUs have a service requirement typically over a three and one-half year vesting schedule and vest in equal annual installments.  We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock.  The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

The following table summarizes the RSU activity during the nine months ended September 30, 2017:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	356,761	$16.68
Granted	306,388	$19.51
Vested	(143,522)	$17.12
Forfeited	(48,399)	$17.72
Dividend equivalents	9,754	$18.08
Unvested at September 30, 2017	480,982	$18.27

Performance Stock Units

The Company grants performance stock units (“PSUs”) to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically three and one-half years. Until such time as the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions.  Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.  Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock.  The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

The following table summarizes the PSU activity during the nine months ended September 30, 2017:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	2,161,311	$16.39
Granted	550,460	$23.55
Achievement adjustment	282,662	$20.96
Vested	(897,338)	$17.05
Forfeited	(68,481)	$20.79
Dividend equivalents	35,538	$17.98
Unvested at September 30, 2017	2,064,152	$19.66

During the nine months ended September 30, 2017,  we granted 550,460 PSUs which are subject to certain performance conditions.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Stock-based compensation costs, which includes costs related to RSUs, PSUs and the Company's qualified employee stock purchase plan, totaled $5,180 and $5,967, and $17,962 and $15,556 for the three and nine months ended September 30, 2017 and 2016, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2017	2016
Land, buildings and improvements	$133,863	$130,330
Equipment	105,438	136,114
Corporate aircraft	31,277	31,277
Vehicles	1,094	244
	271,672	297,965
Less: accumulated depreciation and amortization	(138,540)	(165,334)
Total	$133,132	$132,631

Depreciation expense for property and equipment totaled $6,151 and $5,887, and $18,517 and $16,823 for the three and nine months ended September 30, 2017 and 2016, respectively.

During the second quarter of 2017, the Company removed fully depreciated assets, primarily television production equipment, that were no longer in use and reduced property and equipment cost by $43,297, with a corresponding reduction to accumulated depreciation. This adjustment did not have an impact on our consolidated financial statements.

7. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	September 30,	December 31,
	2017	2016
In release	$18,388	$13,892
Completed but not released	—	8,881
In production	8,274	3,387
In development	1,053	977
Total	$27,715	$27,137

Approximately 38% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 69% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production assets within four years as we receive revenues associated with television distribution of our licensed films. During the three and nine months ended September 30, 2017 and 2016, we amortized $2,346 and $1,719, and $4,987 and $4,420, respectively, of feature film production assets.

During the nine months ended September 30, 2017, we released  four feature films via theatrical distribution, The Resurrection of Gavin Stone, Sleight,  Armed Response and Birth of the Dragon,  and five films direct to DVD, Surf’s Up 2: WaveMania,  The Jetsons & WWE: Robo-WrestleMania!, The Marine 5: Battleground, Pure Country: Pure Heart and Killing Hasselhoff.    These nine films comprised $9,099 of our “In release” feature film assets as of September 30, 2017.

We currently have four films “In production.” We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.”  Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three and nine months ended September 30,

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

2017, we expensed $157 related to previously capitalized development costs related to abandoned projects.  We did not incur any comparable expenses during the three and nine months ended September 30, 2016.

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

We recorded impairment charges of $759 and $3,921 related to our feature films during the three and nine months ended September 30, 2017, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value. We did not record any impairment charges during the three and nine months ended September 30, 2016 related to our feature films.

8. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	September 30,	December 31,
	2017	2016
In release	$5,938	$12,198
In production	5,409	310
Total	$11,347	$12,508

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

Amortization of television production assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
WWE Network programming	$566	$1,887	$3,685	$10,616
Television programming	2,346	(334)	9,948	8,506
Total	$2,912	$1,553	$13,633	$19,122

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the three and nine months ended September 30, 2017 and 2016, we did not record any impairments related to our television production assets.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

9. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	September 30,	December 31,
	2017	2016
Equity method investment	$14,618	$14,592
Cost method investments	12,503	10,365
Total investment securities	$27,121	$24,957

Equity Method Investment

In March 2015, WWE and Authentic Brands Group (“ABG”) formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout.  The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG.  To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Investment income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows as a component of Equity in earnings of affiliate, net of dividends received. The Company did not record any impairment charges related to our investment in Tapout during the three and nine months ended September 30, 2017 and 2016.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net equity method earnings from Tapout	$198	$470	$843	$1,307
Net dividends received from Tapout	(164)	(160)	(832)	(907)
Equity in earnings of affiliate, net of dividends received	$34	$310	$11	$400

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the three and nine months ended September 30, 2017 and 2016, we recorded revenues of $696 and $779, and $2,090 and $2,484, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of September 30, 2017 was $6,387, and was included in Deferred Income and Non-Current Deferred Income for $2,760 and $3,627, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $6,387 as of September 30, 2017. Creditors of Tapout do not have recourse against the general credit of the Company.

Cost Method Investments

During the nine months ended September 30, 2017, we invested $2,000 in a competitive e-sports company and $100 in a drone racing sports company.

We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred.  The Company did not record any impairment charges on our cost method investments during the three and nine months ended September 30, 2017 and 2016.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	As of September 30, 2017				As of December 31, 2016
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$71,356	$—	$(168)	$71,188	$—	$—	$—	$—
Corporate bonds	52,627	7	(89)	52,545	40,183	9	(58)	40,134
Municipal bonds	18,116	26	(3)	18,139	15,075	—	(45)	15,030
Government agency bonds	12,013	—	(40)	11,973	—	—	—	—
Total	$154,112	$33	$(300)	$153,845	$55,258	$9	$(103)	$55,164

We classify the investments listed in the above table as available-for-sale securities.  Such investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds.  These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of September 30, 2017, contractual maturities of these short-term investments are as follows:

Maturities
U.S. Treasury securities	2 months - 3 years
Corporate bonds	1 month - 3 years
Municipal bonds	3 months - 2 years
Government agency bonds	5 months - 5 years

The following table summarizes the short-term investment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Proceeds from sales and maturities of short-term investments	$10,330	$7,165	$23,990	$7,565
Purchases of short-term investments	$35,110	$—	$123,806	$—

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at September 30, 2017				Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

U.S. Treasury securities	$71,188	$—	$71,188	$—	$—	$—	$—	$—
Corporate bonds	52,545	—	52,545	—	40,134	—	40,134	—
Municipal bonds	18,139	—	18,139	—	15,030	—	15,030	—
Government agency bonds	11,973	—	11,973	—	—	—	—	—
Total	$153,845	$—	$153,845	$—	$55,164	$—	$55,164	$—

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

We have classified our investment in U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are valued based on model-driven valuations. A third-party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our corporate bond, U.S. Treasury securities, municipal bond and government agency bond investments. The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value investments during the periods presented.

The fair value measurements of our cost method investments are classified within Level 3 as significant unobservable inputs are used to measure the fair value of these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. The Company did not record any impairment charges on these assets during the three and nine months ended September 30, 2017 and 2016.

The Company's long-lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment and television production assets during the three and nine months ended September 30, 2017 and 2016. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the nine months ended September 30, 2017, the Company recorded impairment charges of $3,921 on feature film production assets based upon fair value measurements of $3,074.  See Note 7, Feature Film Production Assets, Net, for further discussion. We did not record any impairment charges on these assets during the three and nine months ended September 30, 2016.  The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third-party valuation specialist who assists us in gathering the necessary inputs used in our model.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At September 30, 2017, the face amount of the mortgage loan and promissory note approximates their fair value.

As of September 30, 2017 and December 31, 2016, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$204,920	$181,681	$166,702	$166,050
(1)	The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	September 30,	December 31,
	2017	2016
Trade related	$6,012	$10,118
Staff related	6,258	7,494
Management incentive compensation	15,734	21,542
Talent related	4,614	6,969
Accrued WWE Network related expenses	2,377	2,120
Accrued event and television production	7,213	7,031
Accrued legal and professional	6,065	1,952
Accrued purchases of property and equipment	4,648	2,940
Accrued other	13,475	10,194
Total	$66,396	$70,360

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

12.  Long-Term Debt and Credit Facilities

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	September 30,	December 31,
	2017	2016
Current portion of long-term debt:
Film Credit Facility	$2,642	$1,583
Aircraft financing	4,613	4,538
Total current portion of long-term debt	7,255	6,121

Long-term debt:
Aircraft financing	$9,127	$12,596
Mortgage	23,000	23,000
Total long-term debt	32,127	35,596

Total	$39,382	$41,717

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

Aircraft Financing

In August 2013, the Company entered into a $31,568 promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments.  In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note bears interest at a rate of 2.18% per annum, is payable in monthly installments of $406, inclusive of interest, and has a final maturity of August 7, 2020.  The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft.

Credit Facilities

Revolving Credit Facility

In December 2016, in connection with the issuance of the Notes, as defined below, we entered into an amended and restated $100,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of July 29, 2021.  Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio.  As of September 30, 2017, the LIBOR-based rate plus margin was 2.83%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.30% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of September 30, 2017, the Company was in compliance with the Revolving Credit Facility, and had available debt capacity under the terms of the Revolving Credit Facility of $100,000. As of September 30, 2017 and December 31, 2016, there were no amounts outstanding under the Revolving Credit Facility.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corporation and WWE Studios Finance Holding Corporation (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement, as amended, with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”).  Funds under the Film Credit Facility can be used for, among other things, development of films and television projects. Under the Film Credit Facility, the WWE Studios Finance Corporation is allowed to borrow amounts of up to an aggregate of $35,000 based on a borrowing base formula.  As of September 30, 2017,  borrowings of $2,642 remain outstanding under the Film Credit Facility. The Company has the intent and ability to repay the amounts outstanding under the Film Credit Facility within one year, and as such, the outstanding balance as of September 30, 2017 has been classified as a current portion of long-debt within our Consolidated Balance Sheets. The Film Credit Facility has a five-year term, and it is secured by substantially all the assets of the Loan Parties. The applicable interest rate for borrowings under the Film Credit Facility is a LIBOR-based rate plus 2.50% on LIBOR-based borrowings or an alternate base rate plus 1.50% for alternate base rate borrowings, in all cases subject to adjustment downward based on the status of film projects.  As of September 30, 2017, the LIBOR-based rate plus margin was 3.83%. The Loan Parties are required to pay certain fees, including a commitment fee, calculated at a rate per annum of 0.50% on the average daily unutilized portion of the Film Credit Facility.  Under the terms of the Film Credit Facility, the Loan Parties are subject to certain financial covenants and restrictions, including limitations with respect to indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures, and transactions with affiliates.  As of September 30, 2017, the Company was in compliance with the Film Credit Facility, and had $5,600 of available capacity under the terms of the Film Credit Facility.

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

As of September 30, 2017, the Notes are not yet convertible.

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

The Notes consisted of the following components:

	As of
	September 30,	December 31,
	2017	2016
Debt component:
Principal	$215,000	$200,000
Less: Unamortized debt discount	(33,319)	(33,950)
Less: Unamortized debt issuance costs	(5,028)	(5,042)
Net carrying amount	$176,653	$161,008

Equity component (1)	$35,547	$33,060
(1)	Recorded in the Consolidated Balance Sheets within additional paid-in capital, net of the $1,110 issuance costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
3.375% contractual coupon	$1,814	$5,418
Amortization of debt discount	1,086	3,190
Amortization of debt issuance costs	139	408
Interest expense	$3,039	$9,016

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

14. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At September 30, 2017, our two largest receivable balances from customers were 16% and 12% of our gross accounts receivable. At December 31, 2016,  our two largest receivable balances from customers 17% and 15% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

15. Income Taxes

As of September 30, 2017, we had $28,040 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.  As of December 31, 2016, we had $32,556 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.

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

During the three and nine months ended September 30, 2017, we recognized income tax benefits of $1,599 and $1,603, respectively, due to our adoption of the new share-based compensation accounting guidance starting in 2017.  Income tax effects of vested awards are included in the provision for income taxes on the Consolidated Statements of Operations.  Previously, these amounts were recorded as an adjustment to additional paid-in capital.  This reduced our effective tax rate from 35% to 30% and 35% to 31% for the three and nine months ended September 30, 2017, respectively. Since the majority of our annual share-based awards vest during the third quarter, the impact of the tax effects will primarily be recorded during this period.  Refer to Note 2, Significant Accounting Policies, for further details on the adoption of the new accounting guidance.

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

We recorded the following incentives during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Television production incentives	$10,645	$9,638	$10,645	$12,168
Feature film production incentives	2,667	(44)	3,150	1,368
Total	$13,312	$9,594	$13,795	$13,536

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

17. Commitments and Contingencies

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit.  On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases.  The Company has filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts.  This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon.  The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint.  On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case.  The Court ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure.  The court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc.  The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on WWE Network. On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, sought to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant.  On November 4, 2016, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their amended complaint on November 7, 2016. On December 2, 2016, the Company moved to dismiss the amended complaint. On May 5, 2017, the Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed plaintiff’s declaratory judgment, unjust enrichment and successor liability claims, as well as all claims asserted against WCW, Inc. The Court also granted plaintiffs leave to file a second amended complaint, which plaintiffs filed on May 19, 2017. Plaintiffs then sought leave to file a third amended complaint to correct certain errors by plaintiffs’ counsel, which the Court granted and plaintiffs filed their third amended complaint on June 15, 2017. The third amended complaint continues to assert claims for breach of contract, breach of fiduciary duty, and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq. against WWE. The Company believes all claims against the Company in this lawsuit are without merit and intends to continue to defend itself vigorously.

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

Our operations are organized around the following four principal activities:

Media Division:

Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view programming, and advertising fees.

Television

•	Revenues consist principally of television rights fees and advertising.

Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, and subscription and transactional on-demand outlets.

Digital Media

•	Revenues consist principally of advertising sales on our websites and third-party websites including YouTube, and sales of various broadband and mobile content.

Live Events:

•	Revenues consist principally of ticket sales and travel packages for live events.

Consumer Products Division:

Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys and apparel.

Venue Merchandise

•	Revenues consist of sales of merchandise at our live events.

WWEShop

•	Revenues consist of sales of merchandise on our websites, including through our WWEShop Internet storefront and on distribution platforms, including Amazon.

WWE Studios:

•	Revenues consist of amounts earned from investing in, producing, and/or distributing filmed entertainment.

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

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

(dollars in millions)

Summary

The following tables present our consolidated results followed by our OIBDA results:

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Net revenues
Media Division:
Network	$50.3	$45.1	12%
Television	64.7	56.3	15%
Home Entertainment	2.3	2.5	(8)%
Digital Media	7.9	6.5	22%
Total Media Division	125.2	110.4	13%
Live Events	31.6	28.6	10%
Consumer Products Division:
Licensing	11.3	9.0	26%
Venue Merchandise	5.5	5.1	8%
WWEShop	7.2	7.5	(4)%
Total Consumer Products Division	24.0	21.6	11%
WWE Studios	4.2	2.5	68%
Corporate & Other	1.4	1.1	27%
Total net revenues (1)	186.4	164.2	14%
Cost of revenues
Media Division:
Network	22.4	23.3	(4)%
Television	28.1	24.6	14%
Home Entertainment	1.3	1.5	(13)%
Digital Media	1.8	1.4	29%
Total Media Division	53.6	50.8	6%
Live Events	23.8	21.5	11%
Consumer Products Division:
Licensing	2.7	2.5	8%
Venue Merchandise	2.9	2.7	7%
WWEShop	5.2	5.5	(5)%
Total Consumer Products Division	10.8	10.7	1%
WWE Studios	3.3	0.6	450%
Corporate & Other	3.8	4.0	(5)%
Total cost of revenues (2)	95.3	87.6	9%
Selling, general and administrative expenses
Corporate & Other (3)	40.9	40.8	0%
All other segments	9.8	11.3	(13)%
Total selling, general and administrative expenses	50.7	52.1	(3)%
Depreciation and amortization	6.5	6.2	5%
Operating income	33.9	18.3	85%
Interest expense (4)	3.5	0.6	483%
Investment and other income, net	0.7	0.4	100%
Income before income taxes	31.1	18.1	72%
Provision for income taxes	9.3	7.0	33%
Net income	$21.8	$11.1	96%

(1)

Our consolidated net revenues increased by $22.2 million, or 14%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $7.4 million in incremental revenues in our Television segment associated with the contractual escalation of our television distribution agreements and the timing impact of our licensed reality based television series, and $4.7 million of increased subscription revenues related to the growth of our WWE Network.  In addition, the impact of 18 additional domestic events contributed $3.1 million to our live events revenues, while the $2.3 million of increased licensing revenues was driven primarily by the performance of our video games.  For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated cost of revenues increased by $7.7 million, or 9%, in the current year quarter as compared to the prior year quarter. In the current year quarter, we incurred $3.5 million of additional costs in our Television segment, primarily due to the timing impact of our licensed reality based television series.  The $2.7 million increase in our WWE Studios segment was primarily due to higher film amortization, including $0.7 million of film impairment charges resulting from revised ultimate profit expectations for several of our feature films.  The $2.3 million increase in cost of revenues in the Live Events segment was driven by an increased number of events. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)	Refer to the Corporate & Other section within MD&A for a detailed analysis of the changes.
(4)

Interest expense increased by $2.9 million in the current year quarter as compared to the prior year quarter, as the convertible notes were issued during the fourth quarter of 2016 and the assumed mortgage was entered into during the latter part of the third quarter of 2016.

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
OIBDA
Media Division:
Network	$25.9	$17.4	49%
Television	36.5	32.4	13%
Home Entertainment	0.7	0.9	(22)%
Digital Media	3.3	2.6	27%
Total Media Division	66.4	53.3	25%
Live Events	7.2	6.1	18%
Consumer Products Division:
Licensing	6.7	4.6	46%
Venue Merchandise	2.2	2.0	10%
WWEShop	1.5	1.3	15%
Total Consumer Products Division	10.4	7.9	32%
WWE Studios	(0.3)	0.9	(133)%
Corporate & Other	(43.3)	(43.7)	1%
Total OIBDA	$40.4	$24.5	65%

	Three Months Ended
	September 30,
	2017		2016
Reconciliation of Operating Income to OIBDA		% of Rev		% of Rev
Media Division:
Operating income	$63.5	34%	$50.4	31%
Depreciation and amortization	2.9	2%	2.9	2%
Media Division OIBDA	$66.4	36%	$53.3	32%
Consumer Products Division:
Operating income	$10.4	6%	$7.9	5%
Depreciation and amortization	—	—%	—	—%
Consumer Products Division OIBDA	$10.4	6%	$7.9	5%
Consolidated:
Operating income	$33.9	18%	$18.3	11%
Depreciation and amortization	6.5	3%	6.2	4%
Total OIBDA	$40.4	22%	$24.5	15%

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Revenues-Media Division
Network	$50.3	$45.1	12%
Subscriptions	$47.5	$42.8	11%
Pay-per-view	$2.8	$2.3	22%
Monthly subscription price (dollars) (1)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,507,200	1,444,200	4%
Domestic	1,105,500	1,070,800	3%
International (2)	401,700	373,400	8%
Number of average paid subscribers	1,521,900	1,458,000	4%
Television	$64.7	$56.3	15%
Home Entertainment	$2.3	$2.5	(8)%
Gross units shipped	241,700	346,700	(30)%
Digital Media	$7.9	$6.5	22%
Total	$125.2	$110.4	13%
(1)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(2)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Three Months Ended
	September 30,				Increase
	2017		2016		(decrease)
OIBDA - Media Division		% of Rev		% of Rev
Network	$25.9	51%	$17.4	39%	49%
Television	$36.5	56%	$32.4	58%	13%
Home Entertainment	$0.7	30%	$0.9	36%	(22)%
Digital Media	$3.3	42%	$2.6	40%	27%

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $5.2 million, or 12%, in the current year quarter as compared to the prior year quarter.  WWE Network subscription revenues increased by $4.7 million, or 11%, in the current year quarter as compared to the prior year quarter, driven primarily by the increase in paid subscribers. During the quarter ended September 30, 2017, WWE Network had an average of 1,521,900 paid subscribers, compared to an average of 1,458,000 subscribers in the prior year quarter. During the quarter, there were 392,000 gross additions to WWE Network’s subscriber base, offset by churn of 452,700 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription).  The subscription pricing of WWE Network at September 30, 2017 is $9.99 per month with no minimum commitment. Pay-per-view revenues increased by  $0.5 million, or 22%, in the current year quarter as compared to the prior year quarter, driven primarily by a 24% increase in pay-per-view buys.  The increase in Network OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was driven by higher revenues, coupled with the impact from leveraging our fixed costs and lower programming costs due, in part, to the timing of new original programming.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $8.4 million, or 15%, in the current year quarter as compared to the prior year quarter. This increase was driven primarily by  $7.4 million due to the contractual increases associated with distribution agreements and the timing impact of our licensed reality based series, Total Bellas, which premiered in October 2016 and aired four new episodes in the current year quarter.  Television OIBDA as a percentage of revenues decreased slightly in the current year quarter as compared to the prior year quarter, primarily due to our mix of programming and higher costs associated with the use of additional production elements on our weekly live episodic shows, Raw and Smackdown Live.

Home Entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $0.2 million, or 8%, in the current year quarter compared to the prior year quarter. The decrease was driven primarily by a 30% decline in units shipped, mostly offset by the impact of a 28% increase in the average price per unit sold and lower DVD and Blu-Ray returns of $0.3 million.  The decrease in Home Entertainment OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was driven primarily by the impact of lower revenue and relatively flat costs.

Digital Media revenues increased by $1.4 million, or 22%, in the current year quarter as compared to the prior year quarter, primarily due to increased advertising revenues.  The increase in Digital Media OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was driven by the impact of the increase in revenues, partially offset by higher staff and support costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Revenues- Live Events
Live events	$31.0	$28.0	11%
North America	$25.8	$21.0	23%
International	$5.2	$7.0	(26)%
Total live event attendance (1)	487,000	468,100	4%
Number of North American events (1)	89	71	25%
Average North American attendance (1)	4,900	5,300	(8)%
Average North American ticket price (dollars) (1)	$53.11	$50.51	5%
Number of international events (1)	7	11	(36)%
Average international attendance (1)	6,800	8,200	(17)%
Average international ticket price (dollars) (1)	$106.97	$72.13	48%
Travel packages	$0.6	$0.6	(0)%
Total	$31.6	$28.6	10%
(1)

Metrics above exclude the events for our NXT brand. This is an emerging brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 45 NXT events with paid attendance of 39,800 and average ticket prices of $41.90 in the current year quarter as compared to 44 events with paid attendance of 40,100 and average ticket prices of $36.59 in the prior year quarter.

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
OIBDA-Live Events
Live events	$7.1	$5.9	20%
Travel packages	0.1	0.2	(50)%
Total	$7.2	$6.1	18%
OIBDA as a percentage of revenues	23%	21%

Live Events revenues, which include revenues from ticket sales and travel packages, increased by $3.0 million, or 10%, in the current year quarter as compared to the prior year quarter.  Revenues from our North America live events business increased by $4.8 million, or 22%,  primarily due to increased revenues of $3.1 million due to the impact of 18 additional events, and higher average ticket prices, which resulted in an increase of $1.1 million.  Revenues from our international live events business decreased by $1.8 million, or 26%, primarily due to decreased revenues of $3.1 million due to lower average attendance and the impact of four fewer events, partially offset by higher average ticket prices due to changes in the mix of territories, which increased revenues by $1.7 million.  The increase in Live Events OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was driven by increased revenues.

Consumer Products Division

The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Revenues-Consumer Products Division
Licensing	$11.3	$9.0	26%
Venue Merchandise	5.5	5.1	8%
Domestic per capita spending (dollars)	$10.54	$10.71	(2)%
WWEShop	7.2	7.5	(4)%
Average WWEShop revenues per order (dollars)	$47.02	$42.48	11%
Total	$24.0	$21.6	11%

	Three Months Ended
	September 30,				Increase
	2017		2016		(decrease)
OIBDA - Consumer Products Division		% of Rev		% of Rev
Licensing	$6.7	59%	$4.6	51%	46%
Venue Merchandise	$2.2	40%	$2.0	39%	10%
WWEShop	$1.5	21%	$1.3	17%	15%

Licensing revenues increased by $2.3 million, or 26%, in the current year quarter as compared to the prior year quarter, primarily driven by higher sales of $0.9 million from our mobile video games,  including WWE Supercard, in domestic and international markets. The increase in Licensing OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was driven by the increased performance of our licensed products.

Venue Merchandise revenues increased by $0.4 million, or 8%, in the current year quarter as compared to the prior year quarter,  primarily due to the impact of 14 additional events in the current year.  Venue Merchandise OIBDA as a percentage of revenues in the current year quarter was essentially unchanged as compared to the prior year quarter.

WWEShop revenues decreased by $0.3 million, or 4%, in the current year quarter compared to the prior year quarter, due to an 11%  decline in the volume of online merchandise orders to 152,600 orders. This decrease was partially offset by an 11% increase in the average revenue per order to $47.02 in the current year quarter. The increase in WWEShop OIBDA as a percentage of revenues in the current year quarter as compared to the prior year quarter was due to changes in product mix.

WWE Studios

WWE Studios revenues increased by $1.7 million, or 68%, in the current year quarter as compared to the prior year quarter.    The change in film revenue is reflective of both the timing of our film releases and the performance of released films. We released four films,  Pure Country: Pure Heart, Armed Response, Birth of the Dragon and Killing Hasselhoff,  in the current year quarter as compared to two feature films in the prior year quarter. As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios OIBDA decreased by $1.2 million in the current year quarter as compared to the prior year quarter, primarily driven by the mix of titles generating revenue and impairment charges recorded during the current year, as discussed below.

At September 30, 2017, the Company had $27.7 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $18.4 million is for films in-release, $8.3 million is for films in production, and the remaining $1.0 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  We recorded impairment charges of $0.7 million during the three months ended September 30, 2017.  We did not record any impairment charges related to our feature films in the prior year quarter.

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

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the three months ended September 30,
	2017			2016
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$1.4	$1.4	$—	$1.1	$1.1	27%

Corporate & Other expenses:
Staff related	$6.1	$10.1	$16.2	$5.9	$9.3	$15.2	7%
Management incentive compensation	3.0	3.9	6.9	3.2	3.6	6.8	1%
Legal, accounting and other professional	4.7	2.1	6.8	3.9	2.4	6.3	8%
Travel and entertainment expenses	—	1.1	1.1	(0.1)	1.5	1.4	(21)%
Advertising, marketing and promotion	—	1.6	1.6	0.1	2.6	2.7	(41)%
Corporate insurance	0.7	0.3	1.0	0.6	0.3	0.9	11%
Talent related expenses (1)	—	5.6	5.6	—	5.4	5.4	4%
Other expenses	4.0	1.5	5.5	4.5	1.6	6.1	(10)%
Corporate & Other expenses	$18.5	$26.2	$44.7	$18.1	$26.7	$44.8	(0)%
Corporate & Other as a percentage of net revenues	10%	14%	24%	11%	16%	27%

OIBDA - Corporate & Other	$(18.5)	$(24.8)	$(43.3)	$(18.1)	$(25.6)	$(43.7)	1%

(1)

Talent related expenses within Business Support include costs associated with our WWE Performance Center, talent appearances and certain talent support costs. Talent costs associated with specific revenue streams are excluded from the above amounts and included within applicable business segments.

Corporate and Other expenses decreased slightly in the current year quarter as compared to the prior year quarter. This decrease is primarily due to lower advertising and promotion costs of $1.1 million, partially offset by higher staff related costs of $1.0 million due to increased headcount.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Depreciation and amortization	$6.5	$6.2	5%

Depreciation and amortization expense increased  by $0.3 million, or 5%,  in the current year quarter as compared to the prior year quarter, primarily driven by prior year capital expenditures.

Interest Expense

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Interest expense	$3.5	$0.6	483%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing, increased by $2.9 million in the current year quarter as compared to the prior year quarter, as the convertible notes and assumed mortgage were entered into during the latter part of 2016.

Investment Income and Other Expense, Net

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Investment income, net	$0.9	$0.7	29%
Other expense, net	$(0.2)	$(0.3)	33%

Investment income, net increased by $0.2 million, or 29%, in the current year quarter as compared to the prior year quarter, primarily driven by an increase of $0.5 million in income from our short-term investment instruments, partially offset by $0.3 million of lower returns from an equity method investment. Other expense, net is primarily comprised of state excise taxes and realized foreign currency translation losses, partially offset by rental income.

Income Taxes

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Provision for income taxes	$9.3	$7.0	33%
Effective tax rate	30%	39%

The effective tax rate was 30% in the current year quarter as compared to 39% in the prior year quarter.    The reduction in the effective tax rate in the current year quarter was primarily driven by the recognition of $1.6 million of excess tax benefits related to the Company’s share-based compensation awards at vesting resulting from the Company’s adoption of ASU No. 2016-09 on January 1, 2017.  Prior to the adoption of the new guidance, these amounts were recorded as an adjustment to Additional paid-in capital.  The majority of the Company’s annual share-based compensation awards vest in July, therefore, the primary impact on the Company’s effective tax rate in connection with the recognition of excess tax benefits will typically be reflected in the Company’s third quarter financial results.  See Note 2, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further information.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

(dollars in millions)

Summary

The following tables present our consolidated results followed by our OIBDA results:

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Net revenues
Media Division:
Network	$151.7	$137.2	11%
Television	194.9	173.1	13%
Home Entertainment	7.7	8.9	(13)%
Digital Media	21.7	18.4	18%
Total Media Division	376.0	337.6	11%
Live Events	116.5	105.8	10%
Consumer Products Division:
Licensing	40.8	39.0	5%
Venue Merchandise	19.4	19.3	1%
WWEShop	23.5	21.8	8%
Total Consumer Products Division	83.7	80.1	4%
WWE Studios	9.0	7.7	17%
Corporate & Other	4.2	3.1	35%
Total net revenues (1)	589.4	534.3	10%
Cost of revenues
Media Division:
Network	98.3	98.8	(1)%
Television	94.8	84.2	13%
Home Entertainment	4.1	4.6	(11)%
Digital Media	7.4	6.7	10%
Total Media Division	204.6	194.3	5%
Live Events	77.2	67.5	14%
Consumer Products Division:
Licensing	10.0	10.3	(3)%
Venue Merchandise	10.8	10.4	4%
WWEShop	16.2	15.6	4%
Total Consumer Products Division	37.0	36.3	2%
WWE Studios	9.3	3.5	166%
Corporate & Other	12.7	11.4	11%
Total cost of revenues (2)	340.8	313.0	9%
Selling, general and administrative expenses
Corporate & Other (3)	142.6	124.9	14%
All other segments	37.7	36.8	2%
Total selling, general and administrative expenses	180.3	161.7	12%
Depreciation and amortization	19.7	17.8	11%
Operating income	48.6	41.8	16%
Interest expense (4)	10.7	1.8	494%
Investment and other income, net	2.4	0.4	100%
Income before income taxes	40.3	40.4	(0)%
Provision for income taxes	12.5	14.6	(14)%
Net income	$27.8	$25.8	8%

(1)

Our consolidated net revenues increased by $55.1 million, or 10%, in the current year period as compared to the prior year period. This increase was primarily driven by $19.1 million in incremental revenues associated with the contractual escalation of our television distribution agreements and $13.4 million of increased subscription revenues related to the growth of our WWE Network. In addition, the impact of 41 additional domestic events contributed $10.8 million to our live events revenues, while digital media advertising revenues increased by $3.3 million. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated cost of revenues increased by $27.8 million, or 9%, in the current year period as compared to the prior year period. In the current year period, we incurred an additional  $10.6 million of costs in our Television segment, primarily associated with the use of additional production elements on our weekly live episodic shows.  The $9.7 million increase in cost of revenues in the Live Events segment was driven by an increased number of events. The $5.8 million increase in our WWE Studios segment was primarily due to higher film amortization, including $3.9 million of film impairment charges resulting from revised ultimate profit expectations for several of our feature films.   For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)	Refer to the Corporate & Other section within MD&A for a detailed analysis of the changes.
(4)

Interest expense increased by $8.9 million in the current year period as compared to the prior year period,  as the convertible notes were issued during the fourth quarter of 2016 and the assumed mortgage was entered into during the latter part of the third quarter of 2016.

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
OIBDA
Media Division:
Network	$43.2	$27.5	57%
Television	99.1	87.9	13%
Home Entertainment	2.4	3.4	(29)%
Digital Media	4.3	2.7	59%
Total Media Division	149.0	121.5	23%
Live Events	36.9	35.6	4%
Consumer Products Division:
Licensing	24.6	22.8	8%
Venue Merchandise	7.3	7.7	(5)%
WWEShop	5.5	4.3	28%
Total Consumer Products Division	37.4	34.8	7%
WWE Studios	(3.9)	0.9	(100)%
Corporate & Other	(151.1)	(133.2)	13%
Total OIBDA	$68.3	$59.6	15%

	Nine Months Ended
	September 30,
	2017		2016
Reconciliation of Operating Income to OIBDA		% of Rev		% of Rev
Media Division:
Operating income	$140.1	24%	$113.2	21%
Depreciation and amortization	8.9	2%	8.3	2%
Media Division OIBDA	$149.0	25%	$121.5	23%
Consumer Products Division:
Operating income	$37.4	6%	$34.8	7%
Depreciation and amortization	—	—%	—	—%
Consumer Products Division OIBDA	$37.4	6%	$34.8	7%
Consolidated:
Operating income	$48.6	8%	$41.8	8%
Depreciation and amortization	19.7	3%	17.8	3%
Total OIBDA	$68.3	12%	$59.6	11%

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Revenues-Media Division
Network	$151.7	$137.2	11%
Subscriptions	$140.3	$126.9	11%
Pay-per-view	$11.4	$10.3	11%
Monthly subscription price (dollars) (1)	$9.99	$9.99	—%
Number of paid subscribers at period end	1,507,200	1,444,200	4%
Domestic	1,105,500	1,070,800	3%
International (2)	401,700	373,400	8%
Number of average paid subscribers	1,548,900	1,421,700	9%
Television	$194.9	$173.1	13%
Home Entertainment	$7.7	$8.9	(13)%
Gross units shipped	1,059,700	1,093,300	(3)%
Digital Media	$21.7	$18.4	18%
Total	$376.0	$337.6	11%
(1)	This is our pricing for our domestic subscribers. In certain international territories, subscribers can access WWE Network by other means and/or subscription pricing may vary.
(2)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Nine Months Ended
	September 30,				Increase
	2017		2016		(decrease)
OIBDA - Media Division		% of Rev		% of Rev
Network	$43.2	28%	$27.5	20%	57%
Television	$99.1	51%	$87.9	51%	13%
Home Entertainment	$2.4	31%	$3.4	38%	(29)%
Digital Media	$4.3	20%	$2.7	15%	59%

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $14.5 million, or 11%, in the current year period as compared to the prior year period. WWE Network subscription revenues increased by $13.4 million, or 11%, in the current year period as compared to the prior year period, driven primarily by the increase in paid subscribers. During the nine months ended September 30, 2017, WWE Network had an average of 1,548,900 paid subscribers, compared to an average of 1,421,700 subscribers in the prior year period. During the period, there were approximately 1,527,100 gross additions to WWE Network’s subscriber base, offset by churn of 1,422,900 subscribers.  Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription).  The subscription pricing of WWE Network at September 30, 2017 is $9.99 per month with no minimum commitment. Pay-per-view revenues increased by $1.1 million, or 11%, in the current year period as compared to the prior year period, primarily driven by a 17% increase in pay-per-view buys.  The increase in Network OIBDA as a percentage of revenues in the current year period as compared to the prior year period was driven primarily by the increase in revenues, coupled with lower programming related costs of $2.3 million driven by the timing of original content offset by higher costs related to in-ring programming due to the increased number of events.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $21.8 million, or 13%, in the current year period as compared to the prior year period. This increase was driven primarily by $19.1 million due to the contractual increases associated with distribution agreements.  Television OIBDA as a percentage of revenues was essentially unchanged in the current year period as compared to the prior year period,  as we incurred additional costs primarily associated with the use of additional production elements on our weekly live episodic shows, Raw and Smackdown Live.

Home Entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $1.2 million, or 13%, in the current year period compared to the prior year period. The decrease was driven by the impact of a 7% decline in the average price per unit sold, coupled with a 3% decline in units shipped. The decrease in Home Entertainment OIBDA as a percentage of revenues in the current year period as compared to the prior year period was primarily driven by the decrease in revenues, including the impact of declines in our higher margin international business.

Digital Media revenues increased by $3.3 million, or 18%, in the current year period as compared to the prior year period, primarily due to increased advertising revenues. The increase in Digital Media OIBDA as a percentage of revenues in the current year period as compared to the prior year period was primarily driven by increased revenues, partially offset by higher staff and support costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Revenues- Live Events
Live events	$113.0	$102.6	10%
North America	$93.5	$82.1	14%
International	$19.5	$20.5	(5)%
Total live event attendance (1)	1,633,000	1,513,000	8%
Number of North American events (1)	246	205	20%
Average North American attendance (1)	5,700	6,000	(5)%
Average North American ticket price (dollars) (1)	$59.71	$59.96	(0)%
Number of international events (1)	37	36	3%
Average international attendance (1)	6,200	8,000	(23)%
Average international ticket price (dollars) (1)	$80.85	$64.03	26%
Travel packages	$3.5	$3.2	9%
Total	$116.5	$105.8	10%

(1)

Metrics above exclude the events for our NXT brand. This is an emerging brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 140 NXT events with paid attendance of 126,200 and average ticket prices of $40.62 in the current year period as compared to 144 events with paid attendance of 131,300 and average ticket prices of $31.31 in the prior year period.

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
OIBDA-Live Events
Live events	$35.1	$33.9	4%
Travel packages	1.8	1.7	6%
Total	$36.9	$35.6	4%
OIBDA as a percentage of revenues	32%	34%

Live Events revenues, which include revenues from ticket sales and travel packages, increased by $10.7 million, or 10%, in the current year period as compared to the prior year period. Revenues from our North America live events business increased by $11.4 million, or 14%, primarily due to increases of $10.8 million resulting from 41 additional events.  Revenues from our international live events business decreased by $1.0 million, or 5%, primarily due to changes in the mix of territories in which we performed.  The decrease in Live Events OIBDA as a percentage of revenues in the current year period as compared to the prior year period was driven by higher fixed costs and lower average attendance.

Consumer Products Division

The following tables present the performance results and key drivers for our Consumer Products division (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Revenues-Consumer Products Division
Licensing	$40.8	$39.0	5%
Venue Merchandise	19.4	19.3	1%
Domestic per capita spending (dollars)	$10.30	$11.38	(9)%
WWEShop	23.5	21.8	8%
Average WWEShop revenues per order (dollars)	$46.12	$43.48	6%
Total	$83.7	$80.1	4%

	Nine Months Ended
	September 30,				Increase
	2017		2016		(decrease)
OIBDA - Consumer Products Division		% of Rev		% of Rev
Licensing	$24.6	60%	$22.8	58%	8%
Venue Merchandise	$7.3	38%	$7.7	40%	(5)%
WWEShop	$5.5	23%	$4.3	20%	28%

Licensing revenues increased by $1.8 million, or 5%, in the current year period as compared to the prior year period,  primarily driven by higher sales of $0.7 million from our mobile video games,  including WWE Supercard, in domestic and international markets.  The increase in Licensing OIBDA as a percentage of revenues in the current year period as compared to the prior year period was driven by the mix of products sold within our licensed portfolio.

Venue Merchandise revenues increased by $0.1 million, or 1%, in the current year period as compared to the prior year period.  The decrease in Venue Merchandise OIBDA as a percentage of revenues in the current year period as compared to the prior year period was driven by product mix.

WWEShop revenues increased by $1.7 million, or 8%, in the current year period compared to the prior year period, primarily due to a 6% increase in the average revenue per order to $46.12 and a 2% increase in the volume of online merchandise orders to 503,700 orders. Orders increased primarily due to the impact of additional distribution channels, including in international territories, continued marketing efforts and a broader assortment of products offered. The increase in WWEShop OIBDA as a percentage of revenues in the current year period as compared to the prior year period was driven by operating leverage as a result of the revenue growth.

WWE Studios

WWE Studios revenues increased by $1.3 million, or 17%, in the current year period as compared to the prior year period.  The change in film revenue is reflective of both the timing of our film releases and the performance of released films. We released nine films, Surf’s Up 2: WaveMania, The Resurrection of Gavin Stone,  The Jetsons & WWE: Robo-WrestleMania!,  The Marine 5: Battleground, Sleight,  Pure Country: Pure Heart, Armed Response, Birth of the Dragon and Killing Hasselhoff, in the current year period as compared to three feature films in the prior year period. As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios OIBDA decreased by $4.8 million in the current year period as compared to the prior year period, primarily driven by the expected performance of our film portfolio, including impairment charges recorded during the current year, as discussed below.

At September 30, 2017, the Company had $27.7 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $18.4 million is for films in-release, $8.3 million is for films in production, and the remaining $1.0 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value.  We recorded impairment charges of $3.9 million during the nine months ended September 30, 2017. We did not record any impairment charges related to our feature films in the prior year period.

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

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the nine months ended September 30,
	2017			2016
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$4.2	$4.2	$—	$3.1	$3.1	35%

Corporate & Other expenses:
Staff related	$21.7	$30.5	$52.2	$19.0	$27.1	$46.1	13%
Management incentive compensation	8.8	12.4	21.2	8.8	10.4	19.2	10%
Legal, accounting and other professional	19.1	8.2	27.3	13.3	7.0	20.3	34%
Travel and entertainment expenses	0.1	4.7	4.8	—	4.3	4.3	12%
Advertising, marketing and promotion	0.5	6.0	6.5	0.5	6.9	7.4	(12)%
Corporate insurance	2.1	1.2	3.3	2.0	0.7	2.7	22%
Talent related expenses (1)	—	18.2	18.2	—	15.4	15.4	18%
Other expenses	14.3	7.5	21.8	13.1	7.8	20.9	4%
Corporate & Other expenses	$66.6	$88.7	$155.3	$56.7	$79.6	$136.3	14%
Corporate & Other as a percentage of net revenues	11%	15%	26%	11%	15%	26%

OIBDA - Corporate & Other	$(66.6)	$(84.5)	$(151.1)	$(56.7)	$(76.5)	$(133.2)	13%
(1)

Talent related expenses within Business Support include costs associated with our WWE Performance Center, talent appearances and certain talent support costs. Talent costs associated with specific revenue streams are excluded from the above amounts and included within applicable business segments.

Corporate and Other expenses increased by $19.0 million, or 14%, in the current year period as compared to the prior year period. This increase is primarily due to higher staff related costs of $6.1 million due to increased headcount, $5.6 million of expenses related to non-recurring legal matters and other contractual obligations and talent related costs of $2.8 million in support of talent development initiatives.

Depreciation and Amortization

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Depreciation and amortization	$19.7	$17.8	11%

Depreciation and amortization expense increased by $1.9 million, or 11%, in the current year period as compared to the prior year period, primarily driven by prior year capital expenditures.

Interest Expense

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Interest expense	$10.7	$1.8	494%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing, increased by $8.9 million in the current year period as compared to the prior year period, as the convertible notes and assumed mortgage were entered into during the latter part of 2016.

Investment Income and Other Expense, Net

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Investment income, net	$2.5	$1.9	32%
Other expense, net	$(0.1)	$(1.5)	93%

Investment income, net increased by $0.6 million, or 32%, in the current year period as compared to the prior year period, primarily driven by an increase of $1.0 million in income from our short-term investment instruments, partially offset by $0.5 million of lower returns from an equity method investment. Other expense, net  is primarily comprised of state excise taxes and realized foreign currency translation losses, partially offset by rental income.

Income Taxes

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Provision for income taxes	$12.5	$14.6	(14)%
Effective tax rate	31%	36%

The effective tax rate was 31% in the current year period as compared to 36% in the prior year period. The reduction in the effective tax rate in the current year period was primarily driven by the recognition of $1.6 million of excess tax benefits related to the Company’s share-based compensation awards at vesting resulting from the Company’s adoption of ASU No. 2016-09 on January 1, 2017.  Prior to the adoption of the new guidance, these amounts were recorded as an adjustment to Additional paid-in capital.  The majority of the Company’s annual share-based compensation awards vest in July, therefore, the primary impact on the Company’s effective tax rate in connection with the recognition of excess tax benefits will typically be reflected in the Company’s third quarter financial results.  See Note 2, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further information.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $263.0 million and $267.1 million as of September 30, 2017 and December 31, 2016, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds.  Our debt balance totaled $216.0 million and $202.7 million as of September 30, 2017 and December 31, 2016, respectively, and includes the carrying value of $176.7 million and $161.0 million related to our convertible senior notes due 2023 as of September 30, 2017 and December 31, 2016, respectively.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

In December 2016, the Company entered into an amended and restated $100.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of July 29, 2021. As of September 30, 2017, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding under it, and the Company had available capacity under the terms of the facility of $100.0 million.

As of September 30, 2017, the Company was also in compliance with the provisions of the $35.0 million secured asset based revolving credit facility, as amended, entered into in May 2015 by two of the Company’s subsidiaries (the "Film Credit Facility"),  with $2.6 million outstanding and $5.6 million of available capacity under the terms of the Film Credit Facility.

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

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of September 30, 2017 and December 31, 2016, the amounts outstanding under the Aircraft Note were $13.7 million and $17.1 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $41.0 million in the nine months ended September 30, 2017,  as compared to $25.2 million for the corresponding period in the prior year. The $15.8 million increase in the current year period was driven by improved operating performance, changes in working capital and lower spending on third-party produced non-live event original programming.

In the current year period,  we spent $9.6 million on feature film production activities, as compared to $7.1 million in the prior year period.  We received incentives of $1.2 million related to feature film production in the current year period, as compared to $1.0 million received in the prior year period.  We anticipate spending between $2 million and $5 million on feature film production activities during the remainder of the current year.

In the current year period, we received  $2.2 million of non-film related incentives associated with television production activities, as compared to $8.5 million received in the prior year period.  We anticipate receiving approximately $8 million to $12 million of non-film related incentives during the remainder of the year.

In the current year period, we spent $12.5 million to produce non-live event programming for television, including Total Divas Season 7 and Total Bellas Season 2, and various programs for WWE Network, as compared to $23.7 million in the prior year period, which including programming for television, including Total Divas Season 5 and 6, and Total Bellas Season 1, and WWE Network programming, including Camp WWE,  Swerved Season 2 and Holy Foley. We anticipate spending approximately $4 million to $7 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. At September 30, 2017, our two largest receivable balances from customers were 16% and 12% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $119.6 million in the nine months ended September 30, 2017,  as compared to $18.6 million in the prior year period.  During the current year period, we purchased $123.8 million of short-term investments and received proceeds from the maturities of our investments of $24.0 million. Capital expenditures in the current year period decreased $6.2 million as compared to the prior year period.  The prior year period included $4.8 million paid towards the purchase of a building and underlying real property located in Stamford, Connecticut.  Capital expenditures for the remainder of the current year are estimated to range between $10 million and $15 million.

Cash Flows from Financing Activities

Cash used in financing activities was $24.2 million for the nine months ended September 30, 2017, as compared to $33.2 million for the prior year period.  During the current year period, we received $13.4 million in net proceeds related to the sale of the Notes, less associated bond hedge and warrant transactions. We also received proceeds of $1.4 million from borrowings under the credit facilities in the current year period as compared to $11.6 million in the prior year period.  The Company made dividend payments of $27.6 million and $27.4 million during the nine months ended September 30, 2017 and 2016, respectively. Additionally, the Company paid $9.2 million and $5.5 million during the nine months ended September 30, 2017 and 2016, respectively, as a result of directly withholding shares for tax-withholding purposes associated with the vesting of employee equity awards.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting.” The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. In summary, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which for the Company will be effective for the fiscal year beginning January 1, 2018. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments are to be applied prospectively to an award modified on or after the adoption date, consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update contains various amendments, each requiring a specific method of adoption, and designates whether each amendment should be adopted using a retrospective, modified retrospective, or prospective transition method. The new guidance was adopted on January 1, 2017. The impact of adoption of the update is summarized below:

•

All excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes related to our share-based payment awards will be recognized as income tax benefit or expense in the income statement instead of as an adjustment to additional paid-in capital.  In addition, excess tax benefits are no longer included in the calculation of diluted shares outstanding for purposes computing diluted earnings per share under the treasury stock method. The transition guidance related to these changes has been adopted by the Company on a prospective basis. During the three and nine months ended September 30, 2017, we recorded $1,599 and $1,603, respectively, of excess tax benefits related to the vesting of our share-based awards.  Prior to adoption, this amount was recorded in additional paid-in capital. This change reduced the Company’s effective tax rate from  35% to 30% and 35% to 31% for the three and nine months ended September 30, 2017, respectively.

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

•

Cash paid by an employer when directly withholding shares for tax-withholding purposes upon vesting of a share-based payment award are now classified as a financing activity on the statement of cash flows rather than as operating cash outflows. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, cash outflows of $5,524 was reclassified in the accompanying Consolidated Statements of Cash Flows from “Changes in accounts payable, accrued expenses and other liabilities” to “Taxes paid related to net settlement upon vesting of equity awards” for the nine months ended September 30, 2016.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments eliminate the requirement to retroactively adopt the equity method of accounting when a change in ownership occurs. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investment and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This new guidance was adopted on January 1, 2017 with no impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” which will supersede the existing guidance for lease accounting. This new standard will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which for the Company will be effective for the fiscal year beginning January 1, 2019, with early adoption permitted.  An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. While we are evaluating the impact the new guidance will have on our consolidated financial statements, we currently expect a gross-up of our consolidated balance sheet as a result of recognizing right of use assets and lease liabilities.  The extent of such gross-up remains to be determined once we complete a review of our existing lease contracts (we are primarily a lessee) and service contracts which may contain embedded leases.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards. The new guidance must be applied on a prospective basis and was adopted on January 1, 2017 with no impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Changing in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc.  This complaint was amended on January 30, 2015 and alleges that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status.  On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut.  Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on

June 25, 2015.  The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015.  On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes.  On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety.   On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes.  The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths.  WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts.  On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred.  On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed.  The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits.  The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission.  On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit.  On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits.  On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases.  The Company has filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts.  This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon.  The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint.  On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case.  The Court ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure.  The court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense.    The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc.  The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on WWE Network. On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, sought to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant.  On November 4, 2016, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their amended complaint on November 7, 2016. On December 2, 2016, the Company moved to dismiss the amended complaint. On May 5, 2017, the Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed plaintiff’s declaratory judgment, unjust enrichment and successor liability claims, as well as all claims asserted against WCW, Inc. The Court also granted plaintiffs leave to file a second amended complaint, which plaintiffs filed on May 19, 2017. Plaintiffs then sought leave to file a third amended complaint to correct certain errors by plaintiffs’ counsel, which the Court granted and plaintiffs filed their third amended complaint on June 15, 2017. The third amended complaint continues to assert claims for breach of contract, breach of fiduciary duty, and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq. against WWE. The Company believes all claims against the Company in this lawsuit are without merit and intends to continue to defend itself vigorously.

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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	October 26, 2017	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Chief Strategy and Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)