Form 10-K
period 2017-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2018-02-08
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2017 using our closing price on June 30, 2017 was $770,348,077.

As of February 6, 2018, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 42,540,288 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 34,609,438 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Based on the strength of the Company’s brands and its ownership and control over its intellectual property, the Company has been able to leverage its content and talent across virtually all media platforms. We continually evaluate additional opportunities to monetize new and existing content, including our WWE Network, which is available in all international markets other than embargoed countries. The launch of WWE Network has been transformative to WWE; for example, WWE Network carries all of our pay-per-view events, and its annual revenues now greatly exceed prior annual revenues of our pay-per-view business.

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

Our operations are organized around the following principal activities:

Media Division:

Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view programming and advertising fees.

Television

•	Revenues consist principally of television rights fees and advertising.

Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, and subscription and transactional on-demand outlets.

Digital Media

•	Revenues consist principally of advertising sales on our websites and third-party websites including YouTube, and sales of various broadband and mobile content.

Live Events:

•	Revenues consist principally of ticket sales and travel packages for live events.

Consumer Products Division:

Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys and apparel.

Venue Merchandise

•	Revenues consist of sales of merchandise at our live events.

WWEShop

•	Revenues consist of sales of merchandise on our website through our WWEShop internet storefront and on distribution platforms, including Amazon.

WWE Studios:

•	Revenues consist of amounts earned from investing in, producing, and/or distributing filmed entertainment.

Media Division

(represents 64%, 63% and 65% of our net revenues in 2017,  2016 and 2015, respectively)

WWE Network

WWE Network launched on February 24, 2014, becoming the first-ever 24/7 live streaming direct-to-consumer network. This subscription-based network is currently available in almost all international markets, including the United Kingdom, Canada, the Middle East, China and Australia, among others. Subscribers can access all of WWE’s live pay-per-view events, exclusive original programming and nearly 9,400 hours  of our video-on-demand library. The inclusion of our monthly marquis pay-per-view events, including WrestleMania, and the access to original content and live specials are critical components of the programming which drives our viewer engagement and satisfaction. WWE Network content includes exclusive original programming, including, Holy Foley, Bring it to the Table and WWE 24, as well as exclusive live in-ring specials, including our 2017 broadcasts of the U.K. Championship Tournament and Mae Young Classic, and our live NXT Takeover specials, among others. Our strategy of creating compelling original content for broadcast on WWE Network has contributed to the growth and acceptance of WWE Network, which premiered nearly 300 hours of original content during 2017.

WWE Network is available on desktops and laptops via WWE.com. WWE Network is also available through the WWE App on Amazon Fire TV and Kindle Fire devices, Android devices, iOS devices, Apple TV, Roku streaming devices, gaming consoles, connected TVs, Blu-Ray players, Smart TVs, TiVo and Windows 10. As of December 31, 2017, WWE Network had 1,471,400 paid subscribers as compared to 1,403,000 subscribers at December 31, 2016,  representing a  5% increase in our subscriber base.  Following WrestleMania, WWE Network reached an all-time high of nearly two million subscribers. For domestic subscribers, the current subscription pricing of WWE Network is $9.99 per month with no minimum commitment, and new subscribers are currently offered a one-month free trial.

Network subscription net revenues were $183.7 million, $168.3 million and $138.8 million, representing 23%, 23% and 21% of total net revenues in 2017,  2016 and 2015, respectively.

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

Pay-per-views are live in eight languages, including Spanish, Portuguese, Russian, Japanese, Mandarin, German, Hindi, English and on VOD in French.

Pay-per-view net revenues were $14.2 million, $12.6 million and $20.6 million, representing 2%,  2% and 3% of total net revenues in 2017,  2016 and 2015, respectively.

Television

Leveraging our expertise in live event television production, we produce five hours of original weekly domestic television programming,  RAW and SmackDown Live.  RAW and SmackDown Live are licensed domestically under a multi-year contract with NBC Universal (“NBCU”). Second runs of RAW and SmackDown Live are also available on WWE Network 30 days after the original first run airing dates on television. We also produce reality shows and other programming. Our television programming is distributed domestically and internationally. Our domestic television programs currently are: RAW on USA Network with replays on NBC Universo and Uni HD; SmackDown Live on USA Network with replays on NBC Universo; and Total Divas and Total Bellas on E! Network. WWE’s TV programs reach over 9 million viewers in the United States during the average week. USA Network, E! Network and NBC Universo are owned by NBCU.

The Company's domestic television agreements covering RAW and SmackDown Live are coterminous and expire in September 2019. The distribution of our Raw and SmackDown Live programs domestically is a key component of the Company's business and operations. Failure to secure distribution of these programs on terms favorable to the Company could have a material adverse impact on the Company's outlook, liquidity, business and operating results. We expect that, during 2018, we will negotiate a renewal of this main agreement with NBCU or will negotiate one or more new video content licenses with other distributors to replace it, although no assurances can be given as to this timeline.

RAW is a three-hour live primetime program which ranks among the most watched regularly scheduled programs on primetime cable television. RAW celebrated its 25th anniversary on January 22, 2018. It is the longest running weekly episodic program in primetime TV history, with more than 1,200 original episodes, and anchors USA Network’s programming line-up, consistently helping make it the top-rated cable network.

Beginning in July 2016, SmackDown Live became a two-hour live show for the first time ever and moved to Tuesdays on USA Network. In connection with this move, Raw and SmackDown Live each feature a distinct cast, unique storylines and a dedicated writing team. With more than 950 original episodes, SmackDown is the second longest running weekly episodic program in primetime TV history, second only to RAW.

Total Divas, a one-hour reality series on E!, was added to WWE's programming line-up in July 2013, and returned for its seventh season in November 2017. The reality based show explores life beyond the ring for several female WWE Superstars. Previous episodes of Seasons 1 through 5 are also replayed on WWE Network.

Total Bellas, a spinoff of the hit series, Total Divas, was added to WWE's programming line-up in October 2016, and launched a second season in September 2017. This reality based series airing on E! gives viewers exclusive access into the lives of The Bella Twins and their significant others, John Cena and Daniel Bryan. Previous episodes of Season 1 are also replayed on WWE Network.

WWE’s television programming can be seen in 170 countries and more than 20 languages around the world. Our international broadcast partners include: Sky in the United Kingdom; Ten Sports in India, Rogers Communication in Canada,  and PPTV in China, among many others.

Television net revenues were $270.2 million,  $241.7 million and $231.1 million, representing 34%, 33% and 35% of total net revenues in 2017,  2016 and 2015, respectively.

Home Entertainment

WWE distributes its home entertainment content in both physical (DVD and Blu-Ray) and digital formats. Content distributed through home entertainment channels has included themed compilations from the Company’s vast archives as well as releases of the Company’s pay-per-view events. Domestically, Warner Brothers Home Entertainment is the distributor of our home entertainment products. WWE’s home entertainment titles are generally sold through retailers, such as Wal-Mart and Best Buy and via digital outlets, such as iTunes, Amazon, and others. Outside the United States, third-party licensees distribute our home entertainment releases.

The gradual shift by consumers to digital formats downloaded or streamed over the Internet has negatively impacted our DVD and Blu-Ray sales. In addition, we believe the continued growth and expansion of WWE Network, which includes access to WWE’s video-on-demand library that includes many titles that are also available in DVD, Blu-Ray and digital formats, has contributed to the decline in our Home Entertainment sales. In 2017,  we released 24 new home video productions domestically and, in the U.S., shipped 1.3 million DVD and Blu-Ray units, including catalog titles released in prior years. This compares to 1.6 million DVD and Blu-Ray units shipped in the U.S. in 2016, in which year we released 24 new home video productions domestically.

Home entertainment net revenues were $8.6 million,  $13.1 million and $13.4 million, representing 1%, 2% and 2% of total net revenues in 2017,  2016 and 2015, respectively.

Digital Media

WWE utilizes the Internet and social media platforms to promote our brands, market and distribute our content and digital products,  create a community experience among our fans and sell online advertising. WWE currently streams its video content on select social media platforms, such as YouTube and Facebook. WWE consistently ranks among the top viewed channels on YouTube, with nearly 15 billion views of WWE content in 2017. The Company receives advertising revenues from YouTube and Facebook based on viewership of our content.  In 2017, WWE had 1.2 billion social media fan engagements across social media platforms such as Facebook, Twitter, YouTube, Instagram and Tumblr.

Our primary website, WWE.com, attracted an average of 13 million monthly unique visitors worldwide during 2017. These visitors viewed an average of 257 million pages and 22 million video streams per month. WWE wallpapers, ringtones, voicetones and videos are available through our mobile partnerships.

WWE currently has local language-based websites allowing fans to experience WWE in their native language with a concentration on local events and shows. Currently, the available languages are English, Mandarin, French, German, Polish and Arabic. We have relationships with local sales agencies to sell advertising on WWE.com, which allow a partner to sell advertising across a region of countries.

Total Digital Media net revenues were $34.5 million, $26.9 million and $21.5 million, representing 4%,  4% and 3% of total net revenues in 2017,  2016 and 2015, respectively.

Live Events

(represents 19%, 20% and 19% of our net revenues in 2017,  2016 and 2015, respectively)

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

In 2017, we produced 314 live events (excluding our NXT developmental division)  throughout North America, entertaining 1.8 million fans at an average ticket price of $58.68. We hold many of our live events at major arenas across the country. In addition to providing content for our television and other programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

In 2017, we produced 70 live events (excluding NXT) internationally, reaching 400,000 fans at an average ticket price of $77.83. These events were spread over several international tours throughout Europe, the Middle East, Asia, Latin America and Australia.

Since launching NXT as a separate live event brand in 2013, it continues to grow into a global touring brand. In 2017, we produced 188 global NXT events, reaching 152,000 fans at an average ticket price of $39.27.  These events include weekly taped broadcasts that are produced at Full Sail University in Orlando, Florida and air on WWE Network, as well as live event specials, such as NXT: Takeover. Additionally, the NXT brand held various live events throughout the U.S., as well as an international tour in the United Kingdom.

Live events net revenues were $151.7 million, $144.4 million and $124.7 million, representing 19%,  20% and 19% of total net revenues in 2017,  2016 and 2015, respectively.

Consumer Products Division

(represents 14%, 15% and 15% of our net revenues in 2017,  2016 and 2015, respectively)

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

Video games and toys are the largest components of our licensing program. We have a comprehensive, multi-year licensing agreement with Mattel, Inc. our master toy licensee, covering all global territories and a multi-year licensing agreement with Take-Two Interactive Software, Inc. ("Take-Two") who publishes our branded console video games. In partnership with Mattel, we launched a new girls’ product line, WWE Superstars, which featured the first-ever fashion dolls of our female Superstars. WWE branded video games currently include WWE 2K, available on PlayStation and XBOX platforms and on iOS and Android devices and WWE SuperCard which is available on iOS and Android devices. In 2017, we launched two new mobile games, WWE Champions and TapMania, which are both available on iOS and Android devices. The video game industry continues to migrate the availability of video games as downloadable content through an Internet connected device. Accordingly, our video games can be downloaded via the Internet and also contain subsequent downloadable content that can be purchased to add additional characters and game modes to enhance game play.

Music is an integral part of the WWE entertainment experience. We compose and record most of our music, including Superstar entrance themes, in our recording studio. In addition to our own composed music, we license music performed by popular artists.

Licensing net revenues were $52.1 million, $49.1 million and $48.9 million, representing 7%, 7% and 7% of total net revenues in 2017,  2016 and 2015, respectively.

Venue Merchandise

Our direct-to-consumer venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products such as t-shirts, belts, caps and other novelty items, all of which feature our Superstars and/or logos. These items are offered for sale at our live events.

Venue merchandise net revenues were $23.8 million, $24.2 million and $22.4 million, representing 3%,  3% and 3% of total net revenues in 2017,  2016 and 2015, respectively.

WWEShop

WWEShop is our direct-to-consumer e-commerce storefront. Additionally, WWE merchandise is distributed on other domestic and international e-commerce platforms, including Amazon. Utilizing these platforms, we processed 818,600 orders during 2017 as compared to 771,500 in 2016.

WWEShop net revenues were $37.8 million, $34.6 million and $27.1 million, representing 5%,  5%, and 4% of total net revenues in 2017,  2016 and 2015, respectively.

WWE Studios

(represents 2%, 1% and 1% of our net revenues in 2017,  2016 and 2015, respectively)

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

In 2017, WWE Studios released nine films. Among the film projects, WWE Studios partnered with Blumhouse Productions to release The Resurrection of Gavin Stone,  Sleight and Birth of the Dragon via theatrical distribution. WWE Studios also partnered with Sony Pictures to release Surf’s Up 2: WaveMania and Marine 5: Battleground,  direct to DVD. In partnership with Warner Brothers Animation, WWE Studios released The Jetsons & WWE: Robo-WrestleMania! direct to DVD. Additionally, WWE Studios produced Fighting With My Family, based on the true personal story of WWE Superstar Paige and her family, which is scheduled to be released in theaters nationwide in September 2018.

WWE Studios net revenues were $18.6 million, $10.1 million and $7.1 million, representing 2%, 1% and 1% of total net revenues in 2017,  2016 and 2015, respectively.

International

Revenues generated outside of North America across all our business segments were $201.3 million, $189.3 million and $169.8 million, representing 25%, 26% and 26% of total net revenues in 2017,  2016 and 2015, respectively. Revenues generated in the United Kingdom, our largest international market, were $77.5 million, $78.5 million and $75.7 million for 2017,  2016 and 2015, respectively. During 2017,  approximately 70% of WWE content was consumed outside of the U.S., including localized programming, such as WWE Saturday Night in Mexico, WWE Sunday Dhamaal in India and Wal3ooha in the Middle East. Global expansion of WWE Network and television distribution continue to be the primary drivers of growth for our international business.

See Note 19 of the consolidated financial statements included in this report for additional information by segment and by geographic area. In addition, see the Risk Factors related to our international business set forth in Item 1A of this Annual Report on Form 10-K.

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

Our success is due primarily to the continuing popularity of our Superstars. We currently have approximately 200 Superstars under exclusive contracts, ranging from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training. Our Superstars are highly trained and motivated independent contractors, whose compensation is tied to the revenue that they help generate. We own the rights to substantially all of our characters and exclusively license the rights we do not own through agreements with our Superstars.

Talent Development

We continually seek to identify, recruit and develop additional talent for our business. Our NXT division, which continues to grow in popularity, features developmental talent training to become WWE Superstars. NXT has produced approximately 80% of our current active main roster stars, such as Baron Corbin,  Carmella,  The Revival,  Nia Jax, and Shinsuke Nakamura.  NXT has now evolved into our third brand after Raw and SmackDown and has transitioned into a global touring brand broadcasting live specials on WWE Network throughout the year. In 2017, we continued our focus on recruiting international talent, resulting in approximately 40% of our developmental talent coming from outside the U.S., including China, India, Japan, Australia, Ireland, Brazil and Germany.  Our international tryouts resulted in the signing of the first-ever female talent from India and the Middle East. NXT talent train at our WWE Performance Center in Florida, a state-of-the-art training facility, which was designed to cultivate our next generation of talent and has become the center of our talent development program.

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

Employees

As of February 2018, we had approximately 850 employees. This headcount excludes our Superstars, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are good. None of our employees are represented by a union.

Regulation

Live Events

In some United States and foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. If we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events over an extended period of time or in a number of jurisdictions could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

Television and WWE Network Programming

The marketplace for audio-visual programming (including cable television and Internet programming) in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. Certain Federal Communications Commission (“FCC”) regulations, such as closed-captioning, are imposed directly on the Company and/or indirectly through our distributors. Other domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time. In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks, the complexity of which may result in unintentional noncompliance. Any failure by us to meet these governmental policies and private-sector expectations could restrict our program content and adversely affect our levels of viewership and/or number of WWE Network subscribers and operating results.

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

Our failure to maintain or renew key agreements could adversely affect our ability to distribute our video content, WWE Network, our films and/or other of our goods and services, which could adversely affect our operating results. We expect to renegotiate or replace our major domestic television distribution agreement in 2018.

Our video content is distributed by cable, satellite and broadcast television networks and digital platforms around the globe.  As detailed below, we depend on third parties for many aspects of the operation and distribution of WWE Network. Our films are generally also distributed by other, more established film companies. Because a large portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain (such as due to a breach or alleged breach by either party) or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our financial outlook, liquidity, business and operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our video content by carriers located in the United States and abroad. We have a substantial relationship with NBCU as they distribute the vast majority of our television programming domestically through their cable networks. This relationship constitutes a significant percentage of our revenues and the main agreement governing this relationship is currently set to expire in September 2019. We expect that, during 2018, we will negotiate a renewal of this main agreement with NBCU or will negotiate one or more new video content licenses with other distributors to replace it, although no assurances can be given as to this timeline.  The number of subscribers and ratings of cable television networks and advertising revenues in general have been reported as being impacted by viewers moving to alternative video content providers, a process known as “cord cutting” and “cord shaving”. Many well-funded digital companies have been competing with the traditional television business model and, while it has been widely reported that they are paying significant amounts for video content, it is not clear that these digital distributors will replace the importance (in terms of money paid for content, viewer penetration and other factors) of television distribution to video content owners such as WWE. For this or any other number of reasons, including those detailed elsewhere in these Risk Factors, the Company may not be able to renew or replace our principal domestic television distribution agreement on terms favorable to us. Any resulting loss of revenue could be substantial.  Moreover, to the extent that the price of the Company’s Class A Common Stock reflects market expectations of an improvement in future operating results due, in whole or in part, to this domestic video content negotiation, any failure to meet that market expectation could have a material adverse effect on our stock price. Many of our other goods and services, such as our toys, video games and home video offerings are manufactured and sold by other parties under licenses of our intellectual property or distribution agreements. Our inability for any of the reasons set forth in these Risk Factors to maintain and/or renew these agreements on terms favorable to us could adversely affect our financial outlook, liquidity, business and/or operating results.

The Company has spent, and plans to continue to spend, substantial amounts to produce content, build infrastructure and market our WWE Network. If, for any number of reasons, we are unable to continue to develop and monetize this distribution platform successfully, these additional costs, and the loss of very significant revenue, could have a material adverse effect on our operating results.

Need to Attract, Retain and Replace Subscribers.  We believe that WWE has a passionate fan base. However, the markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. These markets have and are expected to continue to be subject to rapid changes, and new technologies and evolving business models are developing at a fast pace. The Company expects this competition to continue to grow and the markets to continue to transform.  Many players that have entered this space have vastly greater financial and marketing resources than the Company as well as longer operating histories, large customer bases and strong brand recognition. These competitors may secure better terms from suppliers, aggressively price their offerings and devote more technology and marketing resources. Offerings include subscription digital services from Amazon, CBS, ESPN, HBO, Hulu, MLB, Netflix, NFL Network, Nickelodeon, Showtime, YouTube and many others. Certain of these competitors have begun to bundle digital networks. Other competitors for viewers of video content include broadcast, cable and satellite television, many of which have so-called “TV everywhere”, stand-alone streaming and/or “on demand” content, online movie and television content providers (both legal such as iTunes and illegal (pirated)), ad-supported services such as YouTube and DVD rentals and sales.  Viewers also commit viewing dollars to theatrical films, live events or other leisure activities. Our ability to attract and retain subscribers to WWE Network will depend in part on our ability to provide consistent high quality content and a high level of service that is perceived as a good value for the consumer’s entertainment dollars. We face intense competition with respect to service levels, content offerings, pricing and related features, which may adversely impact our ability to attract and retain these subscribers. In addition, subscribers are allowed to cancel their subscriptions at any time and could do so for a number of reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, unsatisfactory content (whether as a result of change in consumer tastes or otherwise), competitive entertainment at a lower price and customer service issues. This is commonly referred to as “churn.” Churn may be more pronounced in the periods following larger WWE events shown on WWE Network such as WrestleMania. We will need to add new subscribers continually both to replace subscribers who cancel and to grow our business. If too many of our subscribers cancel our service or if we are unable to attract new subscribers in sufficient numbers, our financial outlook, liquidity, business and operating results would be adversely affected.

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

Reliance on Partners to Offer WWE Network.  We offer subscribers the ability to receive streaming content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices, such as tablets and mobile phones as well as smart televisions and Blu-Ray players. We intend to continue to offer WWE Network through available platforms and partners. We rely on BAMTech Media ("BAMTech"), an outside contractor, to develop and supply technology and infrastructure necessary to deliver our content and interact with the user. If we are not successful in maintaining or replacing our relationship with BAMTech or if we are not successful in entering into and maintaining relationships with platform providers, if the costs of maintaining these relationships increase materially, if we or our partners encounter technological, licensing or other impediments to streaming our content, or if viewers either upgrade existing platforms or migrate to new platforms in such a way that we or our partners do not or cannot deliver through the new or upgraded platform, our ability to compete successfully could be adversely impacted. Agreements with our platform providers are typically relatively short term in duration and our business could be adversely affected if, upon expiration, a partner does not continue to provide access to our service or is unwilling to do so on acceptable terms. Certain platforms, such as Amazon and Apple, offer their owned or licensed content as well as WWE Network and, therefore, may be disincentivized to promote and deliver WWE Network at the same level as provided for their content.

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

Impact of Government Regulations.  The adoption or modification of laws and regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we conduct our business. The growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur significant additional expense or alter our business model. In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks and societal norms, the complexity of which may result in unintentional noncompliances which could adversely affect our business and operating results.

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet to access our programming, including laws and/or court decisions that have the effect of limiting Internet neutrality, could limit the demand for our subscription service and increase our cost of doing business. The FCC had adopted an “Open Internet” Report and Order and accompanying rules, which addressed various practices of broadband Internet access providers. Those rules, in substantial part, were recently reversed by the FCC “Restoring Internet Freedom” Declaration Ruling, Report and Order, replaced by what the FCC refers to as a “light-touch regulatory framework,” including modified customer transparency requirements. Numerous parties have indicated they will seek judicial review of the FCC’s rulings, and a number of states have already filed a petition for a review with the United States Court of Appeals for the District of Columbia. No assurances can be given as to the outcome of such challenges. To the extent that network operators engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, net neutrality, may be nascent or non-existent. Within such a regulatory environment, due to the political and economic power of local network operators, who may have interests that do not align with ours, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Risks Relating to the Internet.  We rely on the ability of WWE subscribers to access our service through the Internet. Any point of failure within the Internet infrastructure, whether caused by network hackers, force majeure type events or otherwise, could have a significant adverse effect on WWE Network. In addition, devices for accessing our content are manufactured and sold by entities other than the Company, and any transmission issues through these devices may result in consumer dissatisfaction with WWE Network and adversely affect our business. Technology changes may require that platforms and/or subscribers update their devices and any failure to do so, or the failure of us or our distribution partners to perform adequately through these updated devices could negatively affect our subscribers’ enjoyment of WWE Network which would negatively affect our business. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers (such as through tiered access or pricing), due to the heavy bandwidth use of audio/visual content, we could incur greater operating expenses and our subscriber acquisition costs, and subscriber numbers could be negatively impacted.  Most network operators that provide consumers access to the Internet also provide consumers audiovisual programming. As a result, these companies have an incentive to use their network infrastructure in a manner adverse to our success. With the reversal of the FCC’s Open Internet Report and Order discussed above, to the extent network operators are able to provide preferential treatment to their traffic or otherwise implement discriminatory network management practices, WWE Network could be negatively impacted and it could have a material adverse effect on our business and operating results. In international markets, these same incentives apply and consumer demand, regulatory oversight and competition may not be as strong of a check on these practices as they are in domestic markets.

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

International Offerings.  We have made our U.S. based WWE Network available in international markets other than embargoed countries.  We are not currently offering different content in different countries internationally and we may find that our United States product does not resonate with consumers in other nations. International expansion also entails greater infrastructure and differing legal and regulatory environments. Other risks relating to foreign operations could include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating, among other things, to bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection (including the new European Union General Data Protection Regulation (“GDPR”), which becomes effective May 25, 2018), consumer protection, censorship, licensing and other regulatory matters. If we are not able to manage the growing complexity of our international operations, our business could be adversely affected.

Marketing Efforts May Not Be Successful.  We intend to continue to spend significant amounts on marketing, including promotional offerings and data analytics, to attract, retain and renew subscribers domestically and internationally. We generally provide a promotion of one month free access to WWE Network for new subscribers.  If companies we use to promote WWE Network believe that we could negatively impact their business, decide that they want to enter similar businesses or wish to support our competitors, we may not be given access to suitable marketing channels. We may decide not to use certain marketing sources or activities if they are, or are perceived by us to be, ineffective. If adequate marketing channels are not available or are too costly, for any reason, our ability to attract new subscribers, and/or our operating costs, may be adversely affected.

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

Our success depends, in large part, upon our ability to recruit, train and retain athletic performers who have the physical presence, acting ability and charisma to portray characters in our live events, video programming (including our television, WWE Network and other programming) and films. We cannot guarantee that we will be able to continue to identify and train these performers. Additionally, throughout our history, performers from time to time have stopped working for us for any number of reasons, and we cannot guarantee that we will be able to retain our current performers either during the terms of their contracts or when their contracts expire. Our failure to attract and retain key performers, an increase in the costs required to attract and retain such performers, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of, any of our key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment.  Scheduling conflicts for talent services may also affect certain productions. Any of the foregoing issues could adversely affect our operating results.

A decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect our business.

Our operations are affected by consumer tastes and entertainment trends, which are unpredictable and subject to change and may be affected by changes in the social and political climate. Our programming is created to evoke a passionate response from our fans. Changes in our fans’ tastes or a material change in the perceptions of our business partners, including our distributors, sponsors and licensees, whether as a result of the social and political climate or otherwise, could adversely affect our operating results.

The unexpected loss of the services of Vincent K. McMahon could adversely affect our ability to create popular characters and creative storylines or could otherwise adversely affect our operating results.

In addition to serving as Chairman of our Board of Directors and Chief Executive Officer, Mr. McMahon leads the creative team that develops the storylines and the characters for our programming (including our television, WWE Network and other programming) and live events.  From time to time, Mr. McMahon has also been an important member of our cast of performers. The loss of Mr. McMahon due to unexpected retirement, disability, death or other unexpected termination for any reason could have a material adverse effect on our ability to create popular characters and creative storylines or could otherwise adversely affect our operating results. Mr. McMahon has recently announced that he established Alpha Entertainment LLC, to explore investment opportunities across the sports entertainment landscapes, and Alpha Entertainment LLC has announced plans to launch a professional football league. While he has provided the Company assurances that his focus on WWE will not be diverted by these efforts, any such diversion or perception of such diversion could adversely affect our operating results and could have a material adverse effect on our stock price.

Changes in the regulatory atmosphere and related private sector initiatives could adversely affect our businesses.

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States. However, under FCC regulations in many instances we are responsible for closed captioning our television and internet programming and any failure to remain in compliance with these regulations could expose us to substantial costs and adverse publicity. The markets for programming (including television and WWE Network programming) in the United States and internationally may be substantially affected by government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and WWE Network programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time. Any failure by us to meet these governmental policies and/or private-sector expectations could restrict our program content and adversely affect our levels of viewership and/or the number of WWE Network subscribers, result in adverse publicity and/or impact our operating results.

The markets in which we operate are intensely competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, which could adversely affect our operating results.

We face competition for our audiences from professional and college sports, as well as other forms of live and televised, streamed and filmed entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. The manner in which audio/video content is distributed and viewed is constantly changing. Changes in technology require Company resources including personnel, capital and operating expenses. Conversely, technology changes have also decreased the cost of video production and distribution for certain programmers (such as through social media), which lowers the barriers to entry and increases the competition for viewership and revenues. While we attempt to distribute our programming across all platforms, our failure to continue to do so effectively (including, for example only, our emphasizing a distribution platform that in time lessens in importance or becomes obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. If other providers of video programming address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected.  For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many of the companies with whom we compete have substantially greater financial resources than we do.  Our failure to compete effectively could result in a significant loss of viewers, subscribers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could adversely affect our operating results.

We face uncertainties associated with international markets, which could adversely affect our operating results and impair our business strategy.

We are consistently negotiating and entering into new agreements and renewals and extensions of existing agreements for our products and services in international markets. In late 2014, we began making available our U.S. based WWE Network in international markets. Cultural norms and regulatory frameworks vary in the markets in which we operate and our products' nonconformance to local norms or applicable law, regulations or licensing requirements could interrupt our operations or affect our sales, viewership and success in the markets. Our production of live events overseas subjects us to numerous risks involved in foreign travel and operations and also subjects us to local norms and complex regulations  (including visa obligations). In addition, these live events and the licensing and/or sale of our goods and services in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets. Other risks relating to foreign operations include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating to, among other things, bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection, consumer protection, censorship, licensing and other regulatory matters. The GDPR, which becomes effective May 25, 2018 will apply to certain of our operations. The GDPR’s provisions are far reaching and noncompliance could result in significant fines, operational issues and/or harm to reputation. While we have committed significant financial and personnel resources toward the planning and initial implementation phases, no assurances can be provided that our efforts will be entirely successful. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets, which could adversely affect our business.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, which could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

In some United States and foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. Foreign jurisdictions require visas for personnel and talent at international live events. In international markets, third party promoters generally oversee permitting and regulatory matters. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of our third party promoters, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events in jurisdiction(s), in addition to the lost revenues and expenses of the missed event(s), could lead to a decline in various revenue streams in such jurisdiction(s), which could adversely affect our operating results.

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

The Company faces the risk of a security breach or disruption, whether through external cyber intrusion or from persons with access to systems inside our organization. The Company commits significant personnel and financial resources to maintain the security of its computer systems, including implementing various measures to monitor and manage the risk of a security breach or disruption, and to plan for the mitigation of losses if such breach or disruption were to occur. There can be no assurance that these security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them or able to mitigate damages from them, if any such breach or disruption were to occur. The Company also utilizes third party service providers in several aspects of its operations (including WWE Network), and these third parties are also subject to risks of security breach or disruption. The Company is not able to assure the effectiveness of security among our service providers. The Company and certain of its third party service providers receive personal information through web services including WWE Network. In many instances this information is subject to the Company's privacy policies. Personal information received by our service providers includes credit card information in certain instances, most notably WWE Network, our live event merchandise sales and WWEShop, the Company's internet retail operations. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the computer systems of the Company or one or more of its service providers could disrupt the proper functioning of these systems and therefore the Company's  operations (for which we likely will not carry sufficient insurance); result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result (if, in fact, they can be remedied), and subject the Company to litigation or damage to its reputation. Implementation of the GDPR may enhance this risk. Any or all of these could have a negative impact on our financial condition or results of operations.

Our businesses entail certain risks relating to privacy norms and regulations.

We and our partners collect certain data supplied by our fans including WWE Network subscribers. We utilize this data in certain ways including our marketing efforts. We face complex legal obligations domestically and internationally regarding the manner in which we treat and use such information, including, without limitation, the GDPR, which will become effective May 25, 2018.  Certain of these legal obligations, including the GDPR, carry substantial monetary penalties if breached. Unintentional noncompliance by us or our partners of these regulations could have an adverse effect on our business. If we were to disclose or use data about our fans in a manner that is objectionable to them or is contrary to applicable law, our business reputation could be adversely affected. We could also face potential legal claims that could impact our operating results.

A decline in general economic conditions or disruption of financial markets may, among other things, reduce the discretionary income of consumers or erode advertising markets, which could adversely affect our business.

Our operations are affected by general economic conditions, including consumers’ disposable income, which has a direct material impact on the demand for entertainment and leisure activities. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live events, programming (including WWE Network), films and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit the ability of our sponsors, licensees and distributors to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Our television partners derive revenues from the sale of advertising. We also sell advertising directly on our website, on WWE Network and, depending upon the distribution methods used to monetize additional content, we may have additional advertising to sell. We sell sponsorship packages to our live events and certain other of our services. Softness in the advertising markets due to a weak economic environment or otherwise, could adversely affect our revenues or the financial viability of our distributors.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees, increasing our exposure to bad debts which could potentially have a material adverse effect on our results of operations.

Substantial portions of our accounts receivable are from distributors for WWE Network, pay-per-view, television and home video programming and from licensees who produce consumer products containing our intellectual property. The concentration of our accounts receivable across a limited number of distributors and licensees subjects us to individual credit risk with respect to these parties who could become insolvent or declare bankruptcy, rendering collection impossible. Certain of the parties are located overseas which can make collections more difficult and, at times, economically unfeasible. Additionally, adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors, including our key distributors and/or licensees. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

Servicing our debt will require a significant amount of cash, and we could have insufficient cash flow from operations or lack of access to sources of financing to meet these obligations and/or our other liquidity needs.

Our total consolidated debt, including the $200.0 million aggregate principal amount of 3.375% convertible senior notes due 2023 that the Company issued in a private offering in December 2016 (the "Convertible Notes"), is significant. In January 2017, pursuant to the exercise of an over-allotment option, an additional $15.0 million aggregate principal amount of the Convertible Notes was issued. We also have availability under our $100.0 million revolving credit facility (the "Revolving Credit Facility"). Through certain of our subsidiaries, the Company also has in place a term loan secured by the Company’s jet and a real estate mortgage in the principal amount of $23.0 million secured by the related real estate (the “Asset-Backed Facilities”).

We believe we have sufficient liquidity for at least the next twelve months for our needs (including the payment of our dividend). However, our ability to make scheduled principal and interest payments on the Convertible Notes and under the Revolving Credit Facility, the Asset-Backed Facilities and any other indebtedness that may be outstanding at the time will depend on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including the items described elsewhere in these Risk Factors. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and provide for all our other uses of cash including capital and operating expenditures and paying our dividend. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives which, assuming they are, in fact, available, could be onerous, dilutive or otherwise affect our operations and/or the market price of our Common Stock. Such alternatives could include, for example, substantially reducing our cost structure, selling assets, reducing or eliminating our dividend, obtaining additional equity capital and/or refinancing/replacing the indebtedness. We may not be able to engage in any of these activities on desirable terms or at all due to our then existing financial condition, market conditions, regulatory matters or contractual obligations (including, for example, any restrictions under our Revolving Credit Facility or other credit agreement or debt instruments that may exist at that time).

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

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under ASC 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected. Conversion of our Convertible Notes and the exercise of related Warrants may cause economic dilution to our stockholders and dilution to our earnings per share.

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

The final impacts of the Tax Cuts and Jobs Act could be materially different from our current assessment.

The Tax Cuts and Jobs Act (“Tax Act”), which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. business entities. These changes include a permanent reduction to the federal corporate income tax rate.  The Tax Act required a remeasurement of our deferred tax asset and a recognition of $11.3 million of expense in the fourth quarter of 2017.  The Tax Act is expected to have a favorable impact on our effective tax rate and net income as reported under generally accepted accounting principles both in the first fiscal quarter of 2018 and subsequent reporting periods.  However, we are still assessing the impact of the Tax Act and there can be no assurances that it will have a favorable impact.  In addition, any future federal or state law tax changes, whether arising from actual or perceived loss of tax revenue to the taxing authority due to the Tax Act or otherwise, could materially and adversely impact our results from operations.

Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.

We believe that the price of our stock generally reflects certain market expectations for our future operating results, including expectations for a substantial improvement in operating results due, in whole or in part, to the upcoming domestic television negotiation. Any failure to meet or delay in meeting these expectations, including as a result of the domestic television negotiation, the failure of

WWE Network to achieve expected subscriber numbers or as a result of any other events, conditions and/or circumstances set forth in these Risk Factors could cause the market price of our stock to decline significantly.

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

A substantial majority of the issued and outstanding shares of Class B common stock is owned beneficially by Vincent K. McMahon and, as a result, he controls a majority of the voting power of our common stock and can effectively exercise control over our affairs. His interest could conflict with the holders of our Class A common stock. McMahon’s voting control could discourage or preclude others from initiating potential mergers, takeovers or other change of control transactions. As a result, the market price of our Class A common stock could decline.

Our dividend is significant and is affected by a number of factors.

Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends, if any, will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. All of these factors are subject to the various contingencies listed in the other Risk Factors included in this Form 10-K. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past. Any reduction in our dividend payments could have a negative effect on our stock price.

The Company’s dividend distributions have in recent years represented a return of capital for tax purposes, and shareholders as a result will recognize an increased capital gain upon a subsequent sale of the Company’s Common Stock.

The Company’s aggregate dividend distributions paid in 2014 and 2013 were in excess of its current and accumulated earnings and profits calculated under applicable Internal Revenue Code (“IRC”) provisions. This may be the case for 2018, as well, due to the recently enacted federal tax law changes. Under the IRC, distributions in excess of both the Company’s current earnings and profits and the Company’s accumulated earnings and profits constitute a return of capital and reduce the stockholder’s adjusted tax basis in its Common Stock. If a stockholder’s adjusted basis in its Common Stock is reduced to zero, these excess distributions thereafter constitute a capital gain to the stockholder.

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

Our principal properties consist of the following:

Facility	Location	Square Feet		Owned/ Leased	Expiration Date of Lease
Corporate offices	Stamford, CT	94,200		Owned	—
Warehouse space	Norwalk, CT	121,500		Leased	January 2020
Production facilities, office and warehouse space	Stamford, CT	203,200	(1)	Owned	—
Corporate offices	Stamford, CT	33,100		Leased	Various through May 2020
WWE Performance Center and warehouse space	Orlando, FL	47,800		Leased	Various through November 2020
Sales offices	Various	28,200		Leased	Various through December 2026
WWE Studios office	Los Angeles, CA	13,200		Leased	April 2020
Warehouse space	Stamford, CT	5,600		Leased	December 2026

(1)	Includes 96,200 square feet of space leased to other tenants within the office building.

All of the facilities listed above are utilized in our Media Division, in Live Events, in our Consumer Products Division and in our Corporate and Other segment, with the exception of the WWE Studios office in Los Angeles, which primarily focuses on our WWE Studios segment.

Item 3.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U. S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions.  On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc.  A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company has filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure.  The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense.  On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint.  The Company and Mr. McMahon believe that the second amended complaint fails to comply with the Court’s September 29, 2017 order and otherwise remains legally defective for all of the reasons set forth in their motion to dismiss the amended complaint.  Also on November 3, 2017, the Windham defendants filed a second answer.  The Company does not know if the Laurinaitis Plaintiffs and Windham Defendants submitted the affidavits required under the Court’s September 29, 2017 order.  On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings fail to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure.  The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit.  The Company intends to continue to defend itself against these lawsuits vigorously.

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc. The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on WWE Network. On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, sought to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant. On November 4, 2016, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their amended complaint on November 7, 2016. On December 2, 2016, the Company moved to dismiss the amended complaint. On May 5, 2017, the Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed plaintiff’s declaratory judgment, unjust enrichment and successor liability claims, as well as all claims asserted against WCW, Inc. The Court also granted plaintiffs leave to file a second amended complaint, which plaintiffs filed on May 19, 2017. Plaintiffs then sought leave to file a third amended complaint to correct certain errors by plaintiffs’ counsel, which the Court granted and plaintiffs filed their third amended complaint on June 15, 2017. The third amended complaint continues to assert claims for breach of contract, breach of fiduciary duty, and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq. against WWE. Following the depositions of Plaintiffs Bagwell and Levy, Plaintiffs’ counsel advised that they intended to voluntarily dismiss Plaintiffs’ remaining claims against the Company. On December 7, 2017, the parties filed a Stipulation of Dismissal pursuant to which all of Bagwell’s and Levy’s claims were dismissed with prejudice. No money was paid by WWE in consideration for the dismissal with prejudice.  On December 8, 2017, the Court granted the parties’ Stipulation of Dismissal and closed the case.

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

The following table sets forth the high and the low sale prices per share of our Class A common stock as reported by the New York Stock Exchange and the dividends declared per share of Class A and Class B common stock for the periods indicated:

Fiscal Year 2017

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$23.14	$22.57	$23.57	$33.28	$33.28
Low	$18.00	$19.12	$20.09	$21.22	$18.00
Class A dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

Fiscal Year 2016

	Quarter Ended
	March 31	June 30	September 30	December 31	Full Year
Class A common stock price per share:
High	$18.93	$19.72	$21.55	$21.30	$21.55
Low	$14.20	$15.55	$17.80	$16.77	$14.20
Class A dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48
Class B dividends declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

There were 7,461 holders of record of Class A common stock and three holders of record of Class B common stock on February 6, 2018. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock, and as a result, can effectively exercise control over our affairs.

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

The Company has an amended and restated $100.0 million senior unsecured revolving credit facility ("the Revolving Credit Facility"). The Revolving Credit Facility restricts our ability to pay dividends if a default or event of default has occurred and is continuing thereunder. As of December 31, 2017, we were in compliance with the provisions of the Revolving Credit Facility and, as a result, we are not restricted from paying dividends to our stockholders. Whether or not our Revolving Credit Facility is available, we believe we have sufficient liquidity for our operating needs and payment of our dividend for at least the next twelve months.

Cumulative Total Return Chart

Set forth below is a line graph comparing, for the period commencing December 31, 2012 and ended December 31, 2017, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2012 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
World Wrestling Entertainment, Inc.	100.00	220.13	169.34	251.93	266.69	452.54
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
S&P Movies & Entertainment	100.00	155.57	183.29	166.34	183.60	192.81

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

Financial Highlights: (in millions, except per share data)

	For the year ended December 31,
	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013 (5)
Net revenues	$801.0	$729.2	$658.8	$542.6	$508.0
Operating income (loss)	$75.6	$55.6	$38.8	$(42.2)	$5.9
Net income (loss)	$32.6	$33.8	$24.1	$(30.1)	$2.8
Earnings (Loss) per share, basic	$0.43	$0.44	$0.32	$(0.40)	$0.04
Earnings (Loss) per share, diluted	$0.42	$0.44	$0.32	$(0.40)	$0.04
Dividends declared per Class A share	$0.48	$0.48	$0.48	$0.48	$0.48
Dividends declared per Class B share	$0.48	$0.48	$0.48	$0.48	$0.48

	As of December 31,
	2017	2016	2015	2014	2013
Cash, cash equivalents and short-term investments	$297.4	$267.1	$102.4	$115.4	$109.4
Total assets	$614.5	$600.9	$409.1	$382.6	$378.5
Total debt (6)	$213.5	$202.7	$21.6	$25.9	$29.6
Total stockholders’ equity	$253.0	$239.7	$209.3	$205.9	$265.9

(1)

Operating income includes $5.6 million of expenses related to non-recurring legal matters and other contractual obligations and impairment charges on our feature films of $5.5 million (See Note 7 to the consolidated financial statements).

(2)	Operating income includes impairment charges on our feature films of $0.8 million (See Note 7 to the consolidated financial statements).
(3)

Operating income includes impairment charges on our feature films of $0.5 million (See Note 7 to the consolidated financial statements).  Operating income also includes a $7.1 million non-cash abandonment charge to write-off costs relating to a media center expansion project (See Note 6  to the consolidated financial statements).

(4)

Operating income includes impairment charges on our feature films of $1.5 million and $4.2 million in restructuring charges of which $2.4 million relates to severance and other costs and $1.8 million relates to the impairment of gamification assets and is included in depreciation and amortization expense. Operating income also includes a $1.6 million adjustment to reduce the carrying value of the former corporate aircraft to its estimated fair value and is included in depreciation expense. Net income includes a $4.0 million impairment of an equity investment and is included in other expense.

(5)

Operating income includes impairment charges on our feature films of $11.7 million and $10.7 million of costs associated with our emerging content and distribution efforts, including WWE Network, partially offset by the positive impact of $3.4 million resulting from the transition of our video game business to a new licensee.

(6)

Total debt includes $177.9 million and $161.0 million of convertible senior notes outstanding as of December 31, 2017 and December 31, 2016, respectively.  We completed a private offering and sale of $200.0 million and $15.0 million aggregate principal amount of 3.375% convertible senior notes due in 2023 in December 2016 and January 2017, respectively. The balance represents the liability component, net of unamortized debt discount and debt issuance costs (See Note 11 to the consolidated financial statements).

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

Corporate & Other:

•

Revenues consist of amounts earned from talent appearances. Expenses are presented in two categories comprised of Corporate Support and Business Support. Corporate Support expenses primarily include our corporate general and administrative functions. Business Support expenses include our sales and marketing functions, our international offices, and talent development function, including the costs associated with our WWE Performance Center, as well as business strategy and data analytics support. Additionally, Corporate and Other includes all intersegment eliminations recorded in consolidation.

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

OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. A limitation of OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business. OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. See Note 19,  Segment Information, in the accompanying consolidated financial statements for a reconciliation of OIBDA to operating income for the periods presented.

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments. These costs are presented in two categories, Corporate Support and Business Support. Corporate Support expenses primarily include our corporate general and administrative functions. Business Support expenses include our sales and marketing functions, our international offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions. Revenues from transactions between our operating segments are not material. Included in Corporate and Other are intersegment eliminations recorded in consolidation.

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

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

(dollars in millions)

Summary

The following tables present our consolidated results followed by our OIBDA results:

			Increase
	2017	2016	(decrease)
Net revenues
Media Division:
Network	$197.9	$180.9	9%
Television	270.2	241.7	12%
Home Entertainment	8.6	13.1	(34)%
Digital Media	34.5	26.9	28%
Total Media Division	511.2	462.6	11%
Live Events	151.7	144.4	5%
Consumer Products Division:
Licensing	52.1	49.1	6%
Venue Merchandise	23.8	24.2	(2)%
WWEShop	37.8	34.6	9%
Total Consumer Products Division	113.7	107.9	5%
WWE Studios	18.6	10.1	84%
Corporate & Other	5.8	4.2	38%
Total net revenues (1)	801.0	729.2	10%
Cost of revenues
Media Division:
Network	119.4	123.3	(3)%
Television	129.5	120.1	8%
Home Entertainment	5.4	6.5	(17)%
Digital Media	10.4	9.4	11%
Total Media Division	264.7	259.3	2%
Live Events	106.2	99.2	7%
Consumer Products Division:
Licensing	12.7	13.5	(6)%
Venue Merchandise	13.0	12.8	2%
WWEShop	27.0	24.8	9%
Total Consumer Products Division	52.7	51.1	3%
WWE Studios	17.6	5.8	203%
Corporate & Other	17.8	14.6	22%
Total cost of revenues (2)	459.0	430.0	7%
Selling, general and administrative expenses
Corporate & Other (3)	189.0	168.3	12%
All other segments	51.4	50.8	1%
Total selling, general and administrative expenses	240.4	219.1	10%
Depreciation and amortization	26.0	24.4	7%
Operating income	75.6	55.7	36%
Interest expense (4)	14.7	3.0	390%
Investment and other income, net	3.1	0.5	520%
Income before income taxes	64.0	53.2	20%
Provision for income taxes (5)	31.4	19.4	62%
Net income	$32.6	$33.8	(4)%

(1)

Our consolidated net revenues increased by $71.8 million, or 10%, in 2017 as compared to 2016. This increase was primarily driven by $26.2 million in incremental revenues associated with the contractual escalation of our television distribution agreements and the timing impact of our licensed reality based television series, and $15.4 million of increased subscription revenues related to the growth of our WWE Network. Our WWE Studios segment recognized $8.5 million in incremental revenue in 2017, driven by the timing and performance of our film portfolio. In addition, the impact of 34 additional domestic events contributed $8.4 million to our live events revenues, while digital media advertising revenues increased by $7.6 million. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated cost of revenues increased by $29.0 million, or 7%, in 2017 as compared to 2016.  The $11.8 million increase in our WWE Studios segment was primarily due to higher film amortization, including $5.5 million of film impairment charges resulting from revised ultimate profit expectations for several of our feature films. In the current year, we incurred $9.4 million of additional costs in our Television segment, primarily associated with the use of additional production elements on our weekly live episodic shows. The $7.0 million increase in cost of revenues in the Live Events segment was driven by an increased number of events, including international events. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)	Refer to the Corporate & Other section within Management’s Discussion and Analysis for a detailed analysis of the changes.
(4)

Interest expense increased by $11.7 million in 2017 as compared to 2016, as the convertible notes and the assumed mortgage were entered into during the second half of 2016. Refer to Note 10,  Long-Term Debt and Credit Facilities,  and Note 11, Convertible Debt,  in the Notes to Consolidated Financial Statements for further discussion.

(5)

Our provision for income taxes increased by $12.0 million, or 62%, in 2017 as compared to 2016, primarily driven by the impact of remeasurement of our deferred tax asset as a result of the Tax Cuts and Jobs Act (the “Tax Act”). Refer to Note 12, Income Taxes,  in the Notes to Consolidated Financial Statements for further discussion.

			Increase
	2017	2016	(decrease)
OIBDA
Media Division:
Network	$64.2	$43.0	49%
Television	139.4	119.8	16%
Home Entertainment	1.6	5.3	(70)%
Digital Media	10.2	4.6	122%
Total Media Division	215.4	172.7	25%
Live Events	42.3	41.8	1%
Consumer Products Division:
Licensing	31.1	27.4	14%
Venue Merchandise	9.1	9.8	(7)%
WWEShop	8.3	7.3	14%
Total Consumer Products Division	48.5	44.5	9%
WWE Studios	(3.6)	(0.2)	(1,700)%
Corporate & Other	(201.0)	(178.7)	12%
Total OIBDA	$101.6	$80.1	27%

	2017		2016
Reconciliation of Operating Income to OIBDA		% of Rev		% of Rev
Media Division:
Operating income	$203.6	40%	$161.3	35%
Depreciation and amortization	11.8	2%	11.4	2%
Media Division OIBDA	$215.4	42%	$172.7	37%
Consumer Products Division:
Operating income	$48.5	43%	$44.5	41%
Depreciation and amortization	—	—%	—	—%
Consumer Products Division OIBDA	$48.5	43%	$44.5	41%
Consolidated:
Operating income	$75.6	9%	$55.7	8%
Depreciation and amortization	26.0	3%	24.4	3%
Total OIBDA	$101.6	13%	$80.1	11%

Media Division

The following tables present the performance results and key drivers for our segments within our Media division (dollars in millions, except where noted):

			Increase
	2017	2016	(decrease)
Revenues - Media Division
Network	$197.9	$180.9	9%
Subscriptions	$183.7	$168.3	9%
Pay-per-view	$14.2	$12.6	13%
Number of paid subscribers at period end	1,471,400	1,403,000	5%
Domestic	1,065,200	1,032,600	3%
International (a)	406,200	370,400	10%
Number of average paid subscribers	1,532,700	1,417,900	8%
Domestic	1,127,700	1,062,600	6%
International (a)	405,000	355,300	14%
Television	$270.2	$241.7	12%
Home Entertainment	$8.6	$13.1	(34)%
Gross units shipped	1,342,500	1,594,400	(16)%
Digital Media	$34.5	$26.9	28%
Total	$511.2	$462.6	11%

(a)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

					Increase
	2017		2016		(decrease)
OIBDA - Media Division		% of Rev		% of Rev
Network	$64.2	32%	$43.0	24%	49%
Television	$139.4	52%	$119.8	50%	16%
Home Entertainment	$1.6	19%	$5.3	40%	(70)%
Digital Media	$10.2	30%	$4.6	17%	122%

Network revenues, which include revenues generated by WWE Network and pay-per-view, increased by $17.0 million, or 9%, in 2017 as compared to 2016. WWE Network revenues increased by $15.4 million, or 9%, in 2017 as compared to 2016, driven primarily by the increase in paid subscribers. During the year ended December 31, 2017, WWE Network had an average of 1,532,700 paid subscribers, compared to an average of 1,417,900 subscribers in 2016.  During the year ended December 31, 2017, there were 1,803,700 gross additions to WWE Network’s subscriber base, partially offset by churn of 1,735,300 subscribers. Gross additions include unique new subscribers and win-backs (subscribers that previously churned out and subsequently renewed their subscription). The subscription pricing of WWE Network at December 31, 2017 is $9.99 per month with no minimum commitment. Pay-per-view revenues increased by $1.6 million, or 13%, primarily driven by an 11% increase in pay-per-view buys. The increase in Network OIBDA as a percentage of revenues in 2017 as compared to 2016 was driven primarily by the increase in revenues, coupled with lower programming related costs of $5.0 million driven by our focus on in-ring programming which has higher margins than our original content.

Television revenues, which include revenues generated from television rights fees and advertising, increased by $28.5 million, or 12%, in 2017 as compared to 2016.  This increase was driven primarily by $26.2 million due to the contractual increases associated with distribution agreements and the timing impact of our licensed reality based television series. The increase in Television OIBDA as a percentage of revenues in 2017 as compared to 2016 was driven primarily by the increase in revenues, partially offset by additional costs incurred associated with the use of additional production elements on our weekly live episodic shows, Raw and Smackdown Live.

Home Entertainment revenues, which include revenues generated from the sale of WWE produced content via home entertainment platforms such as DVD and Blu-Ray discs and digital downloads, decreased by $4.5 million, or 34%, in 2017 as compared to 2016.  The decrease was driven by the impact of a  16% decline in units shipped, coupled with a  5% decline in the average price per unit sold. The decrease in Home Entertainment OIBDA as a percentage of revenues in 2017 as compared to 2016 was primarily driven by the decrease in revenues, including the impact of declines in our higher margin international business.

Digital Media revenues increased by $7.6 million, or 28%, in 2017 as compared to 2016, primarily due to increased advertising revenues. The increase in Digital Media OIBDA as a percentage of revenues in 2017 as compared to 2016 was primarily driven by increased revenues.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

			Increase
	2017	2016	(decrease)
Revenues - Live Events
Live events	$148.1	$141.1	5%
North America	$115.1	$104.8	10%
International	$33.0	$36.3	(9)%
Total live event attendance (1)	2,170,200	2,101,800	3%
Number of North American events (1)	314	280	12%
Average North American attendance (1)	5,600	5,800	(3)%
Average North American ticket price (dollars) (1)	$58.68	$58.19	1%
Number of international events (1)	70	64	9%
Average international attendance (1)	5,700	7,500	(24)%
Average international ticket price (dollars) (1)	$77.83	$65.85	18%
Travel packages	$3.6	$3.3	9%
Total	$151.7	$144.4	5%

(1)

Metrics above exclude the events for our NXT brand.  This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices.  We conducted 188 NXT events with paid attendance of 152,300 and average ticket prices of $39.27 in 2017 as compared to 189 events with paid attendance of 187,800 and average ticket prices of $37.32 in 2016.

			Increase
	2017	2016	(decrease)
OIBDA - Live Events
Live events	$40.4	$40.1	1%
Travel packages	1.9	1.7	12%
Total	$42.3	$41.8	1%
OIBDA as a percentage of revenues	28%	29%

Live events revenues, which include revenues from ticket sales and travel packages, increased by $7.3 million, or 5%, in 2017 as compared to 2016. Revenues from our North America live events business increased by $10.6 million, or 10%, primarily due to increases of $8.4 million resulting from 34 additional events.  Also contributing to this increase was $1.1 million of revenues associated with secondary ticket sales. Revenues from our international live events business decreased by $3.3 million, or 9%, primarily due to five fewer NXT events, coupled with changes in the mix of territories in which we performed. The decrease in Live Events OIBDA as a percentage of revenues in 2017 as compared to 2016 was driven by lower average attendance and higher promotional costs.

Consumer Products Division

The following tables present the performance results and key drivers for our segments within our Consumer Products division (dollars in millions, except where noted):

			Increase
	2017	2016	(decrease)
Revenues - Consumer Products Division
Licensing	$52.1	$49.1	6%
Venue merchandise	23.8	24.2	(2)%
Domestic per capita spending (dollars)	$10.16	$10.89	(7)%
WWEShop	37.8	34.6	9%
Average WWEShop revenues per order (dollars)	$45.81	$44.61	3%
Online merchandise orders	818,600	771,500	6%
Total	$113.7	$107.9	5%

					Increase
	2017		2016		(decrease)
OIBDA - Consumer Products Division		% of Rev		% of Rev
Licensing	$31.1	60%	$27.4	56%	14%
Venue merchandise	$9.1	38%	$9.8	40%	(7)%
WWEShop	$8.3	22%	$7.3	21%	14%

Licensing revenues increased by $3.0 million, or 6%, in 2017 as compared to 2016, primarily driven by higher sales of $2.1 million from the Company’s licensed toys. The increase in Licensing OIBDA as a percentage of revenues in 2017 as compared to 2016 was driven by the mix of products sold within our licensed portfolio.

Venue merchandise revenues decreased by $0.4 million, or 2%, in 2017 as compared to 2016, primarily due to a 7%  decline in per capita merchandise spend. The decrease in Venue Merchandise OIBDA as a percentage of revenues in 2017 as compared to 2016 was driven by product mix and increased venue costs.

WWEShop revenues increased by $3.2 million, or 9%, in 2017 as compared to 2016,  primarily due to a 6% increase in the volume of online merchandise orders, coupled with a  3% increase in the average revenue per order.  Orders increased primarily due to the impact of additional distribution channels, including in international territories, continued marketing efforts and a broader assortment of products offered. The increase in WWEShop OIBDA as a percentage of revenues in 2017 as compared to 2016 was driven by operating leverage as a result of the revenue growth.

WWE Studios

WWE Studios revenues increased by $8.5 million, or 84%, in 2017 as compared to 2016.  The change in film revenue is reflective of both the timing of our film releases and the performance of released films. In addition to delivering Fighting With My Family to our distribution partner, we released nine films, Surf’s Up 2: WaveMania,  The Resurrection of Gavin Stone,  The Jetsons & WWE: Robo-WrestleMania!,  The Marine 5: Battleground,  Sleight,  Pure Country: Pure Heart,  Armed Response,  Birth of the Dragon and Killing Hasselhoff, in 2017 as compared to five feature films in 2016. As we typically participate in a film’s results subsequent to our distributor’s recoupment of costs, there is a lag between a film’s release and its impact on revenue. WWE Studios OIBDA decreased by  $3.4 million in 2017 as compared to 2016,  primarily driven by the expected performance of our film portfolio, including additional impairment charges recorded during 2017.

At December 31, 2017, the Company had $22.3 million (net of accumulated amortization and impairment charges) of Feature Film Production Assets capitalized on its Consolidated Balance Sheet, of which $15.9 million is for films in-release, $3.1 million is for films in production and the remaining $3.3 million is for films that are completed, pending release, or developmental projects. We review and revise estimates of ultimate revenue and participation costs at the end of each reporting quarter to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that would indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than unamortized cost, the film asset is written down to fair value. We recorded impairment charges of $5.5 million and $0.8 million in 2017 and 2016, respectively.

Corporate & Other

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments. These costs are presented in two categories, Corporate Support and Business Support. Corporate Support expenses primarily include our corporate general and administrative functions. Business Support expenses include our sales and marketing functions, our international offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions. The presentation of Corporate & Other expenses in these two categories provides further details on the primary composition of our Selling, general and administrative expenses as presented in our Consolidated Statements of Operations as the majority of Selling, general and administrative expenses are comprised of expenses from our Corporate & Other segment.

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the year ended December 31,
	2017			2016
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$5.8	$5.8	$—	$4.2	$4.2	38%

Corporate & Other expenses:
Staff related	$26.9	$40.4	$67.3	$23.3	$36.5	$59.8	13%
Management incentive compensation	11.8	17.0	28.8	10.9	13.6	24.5	18%
Legal, accounting and other professional	25.2	10.2	35.4	17.3	12.0	29.3	21%
Travel and entertainment expenses	0.3	5.8	6.1	0.2	5.9	6.1	—%
Advertising, marketing and promotion	0.5	8.9	9.4	0.5	9.4	9.9	(5)%
Corporate insurance	3.0	1.7	4.7	2.6	1.3	3.9	21%
Talent related expenses (1)	—	25.1	25.1	—	20.1	20.1	25%
Other expenses	19.0	11.0	30.0	18.0	11.3	29.3	2%
Corporate & Other expenses	$86.7	$120.1	$206.8	$72.8	$110.1	$182.9	13%
Corporate & Other as a percentage of net revenues	11%	15%	26%	10%	15%	25%

OIBDA - Corporate & Other	$(86.7)	$(114.3)	$(201.0)	$(72.8)	$(105.9)	$(178.7)	12%

(1)

Talent related expenses within Business Support include costs associated with our WWE Performance Center, talent appearances and certain talent support costs. Talent costs associated with specific revenue streams are excluded from the above amounts and included within applicable business segments.

Corporate and Other expenses increased by $23.9 million, or 13%, in 2017 as compared to 2016. This increase is primarily due to higher staff related costs of $7.5 million due to increased headcount, $5.6 million of expenses related to non-recurring legal matters and other contractual obligations and talent related costs of $5.0 million in support of talent development initiatives.  During 2017, we also incurred $4.3 million of additional management incentive compensation costs, primarily driven by $3.8 million of stock compensation expenses due to an increase in the Company’s stock price.

Depreciation and Amortization

(dollars in millions)

			Increase
	2017	2016	(decrease)
Depreciation and amortization	$26.0	$24.4	7%

Depreciation and amortization expense increased $1.6 million, or 7%, in 2017 as compared to 2016, primarily driven by prior year capital expenditures.

Interest Expense

(dollars in millions)

			Increase
	2017	2016	(decrease)
Interest expense	$14.7	$3.0	391%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing, increased by $11.7 million in 2017 as compared to 2016, as the convertible notes and assumed mortgage were entered into during the latter part of 2016.

Investment Income and Other Expense, Net

(dollars in millions)

			Increase
	2017	2016	(decrease)
Investment income, net	$3.4	$2.3	48%
Other expense, net	$(0.3)	$(1.8)	83%

Investment income, net increased by $1.1 million, or 48%, in 2017 as compared to 2016, primarily driven by an increase of $1.5 million in income from our short-term investment instruments, partially offset by $0.5 million of lower returns from an equity method investment. Other expense, net is primarily comprised of state excise taxes and realized foreign currency translation losses, partially offset by rental income.

Income Taxes

(dollars in millions)

			Increase
	2017	2016	(decrease)
Provision for (benefit from) income taxes	$31.4	$19.4	62%
Effective tax rate	49%	36%

The effective tax rate was 49% in 2017 as compared to 36% in 2016.  The increase in the effective tax rate in the current year period was primarily driven by the impact of remeasurement of our deferred tax asset as a result of the Tax Act, which resulted in the recognition of $11.3 million of expense. The Tax Act reduced the corporate rate from 35% to 21% effective January 1, 2018.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

(dollars in millions)

Summary

The following tables present our consolidated results followed by our OIBDA results:

			Increase
	2016	2015	(decrease)
Net revenues
Media Division:
Network	$180.9	$159.4	13%
Television	241.7	231.1	5%
Home Entertainment	13.1	13.4	(2)%
Digital Media	26.9	21.5	25%
Total Media Division	462.6	425.4	9%
Live Events	144.4	124.7	16%
Consumer Products Division:
Licensing	49.1	48.9	0%
Venue Merchandise	24.2	22.4	8%
WWEShop	34.6	27.1	28%
Total Consumer Products Division	107.9	98.4	10%
WWE Studios	10.1	7.1	42%
Corporate & Other	4.2	3.2	31%
Total net revenues (1)	729.2	658.8	11%
Cost of revenues
Media Division:
Network	123.3	107.0	15%
Television	120.1	129.0	(7)%
Home Entertainment	6.5	7.7	(16)%
Digital Media	9.4	8.5	11%
Total Media Division	259.3	252.2	3%
Live Events	99.2	84.3	18%
Consumer Products Division:
Licensing	13.5	12.2	11%
Venue Merchandise	12.8	12.2	5%
WWEShop	24.8	19.8	25%
Total Consumer Products Division	51.1	44.2	16%
WWE Studios	5.8	4.1	41%
Corporate & Other	14.6	12.5	17%
Total cost of revenues (2)	430.0	397.3	8%
Selling, general and administrative expenses
Corporate & Other (3)	168.3	155.7	8%
All other segments	50.8	37.1	37%
Total selling, general and administrative expenses	219.1	192.8	14%
Loss on abandonment (4)	—	7.1	(100)%
Depreciation and amortization	24.4	22.8	7%
Operating income	55.7	38.8	44%
Interest expense	3.0	2.4	25%
Investment and other income (expense), net	0.5	(0.2)	350%
Income before income taxes	53.2	36.2	47%
Provision for income taxes	19.4	12.1	60%
Net income	$33.8	$24.1	40%

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

(3)	Refer to the Corporate & Other section within Management’s Discussion and Analysis for a detailed analysis of the changes.
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

			Increase
	2016	2015	(decrease)
OIBDA
Media Division:
Network	$43.0	$48.4	(11)%
Television	119.8	97.0	24%
Home Entertainment	5.3	4.6	15%
Digital Media	4.6	4.4	5%
Total Media Division	172.7	154.4	12%
Live Events	41.8	38.0	10%
Consumer Products Division:
Licensing	27.4	28.8	(5)%
Venue Merchandise	9.8	8.9	10%
WWEShop	7.3	5.1	43%
Total Consumer Products Division	44.5	42.8	4%
WWE Studios	(0.2)	(1.5)	87%
Corporate & Other	(178.7)	(172.1)	4%
Total OIBDA	$80.1	$61.6	30%

	2016		2015
Reconciliation of Operating Income to OIBDA		% of Rev		% of Rev
Media Division:
Operating income	$161.3	35%	$144.2	34%
Depreciation and amortization	11.4	2%	10.2	2%
Media Division OIBDA	$172.7	37%	$154.4	36%
Consumer Products Division:
Operating income	$44.5	41%	$42.8	43%
Depreciation and amortization	—	—%	—	—%
Consumer Products Division OIBDA	$44.5	41%	$42.8	43%
Consolidated:
Operating income (loss)	$55.7	8%	$38.8	6%
Depreciation and amortization	24.4	3%	22.8	3%
Total OIBDA	$80.1	11%	$61.6	9%

Media Division

The following tables present the performance results for our segments within our Media division (dollars in millions, except where noted):

			Increase
	2016	2015	(decrease)
Revenues - Media Division
Network	$180.9	$159.4	13%
Subscriptions	$168.3	$138.8	21%
Pay-per-view	$12.6	$20.6	(39)%
Number of paid subscribers at period end	1,403,000	1,217,100	15%
Domestic	1,032,600	939,900	10%
International (a)	370,400	277,200	34%
Number of average paid subscribers	1,417,900	1,139,400	24%
Domestic	1,062,600	939,100	13%
International (a)	355,300	200,300	77%
Television	$241.7	$231.1	5%
Home Entertainment	$13.1	$13.4	(2)%
Gross units shipped	1,594,400	2,081,400	(23)%
Digital Media	$26.9	$21.5	25%
Total	$462.6	$425.4	9%

(a)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have difference economic terms for WWE Network.

					Increase
	2016		2015		(decrease)
OIBDA - Media Division		% of Rev		% of Rev
Network (1)	$43.0	24%	$48.4	30%	(11)%
Television (1)	$119.8	50%	$97.0	42%	24%
Home Entertainment	$5.3	40%	$4.6	34%	15%
Digital Media	$4.6	17%	$4.4	20%	5%
(1)

See Note 19,  Segment Information, in the Notes to Consolidated Financial Statements for a discussion of our cost allocation methodology between the Network and Television segments, which was implemented during the first quarter of 2016. During the current year, $15.4 million of costs were allocated from Television to Network. A comparable allocation did not occur in the prior year.

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

Consumer Products Division

The following tables present the performance results and key drivers for our segments within our Consumer Products division (dollars in millions, except where noted):

			Increase
	2016	2015	(decrease)
Revenues - Consumer Products Division
Licensing	$49.1	$48.9	0%
Venue merchandise	24.2	22.4	8%
Domestic per capita spending (dollars)	$10.89	$10.54	3%
WWEShop	34.6	27.1	28%
Average WWEShop revenues per order (dollars)	$44.61	$45.87	(3)%
Online merchandise orders	771,500	590,000	31%
Total	$107.9	$98.4	10%

					Increase
	2016		2015		(decrease)
OIBDA - Consumer Products Division		% of Rev		% of Rev
Licensing	$27.4	56%	$28.8	59%	(5)%
Venue merchandise	$9.8	40%	$8.9	40%	10%
WWEShop	$7.3	21%	$5.1	19%	43%

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

Corporate & Other

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments. These costs are presented in two categories, Corporate Support and Business Support. Corporate Support expenses primarily include our corporate general and administrative functions. Business Support expenses include our sales and marketing functions, our international offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions. The presentation of Corporate & Other expenses in these two categories provides further details on the primary composition of our Selling, general and administrative expenses as presented in our Consolidated Statements of Operations as the majority of Selling, general and administrative expenses are comprised of expenses from our Corporate & Other segment.

The following table presents the financial results for our Corporate and Other segment (dollars in millions):

	For the year ended December 31,
	2016			2015
	Corporate Support	Business Support	Total Corporate & Other	Corporate Support	Business Support	Total Corporate & Other	Increase (Decrease)
Corporate & Other revenue	$—	$4.2	$4.2	$—	$3.2	$3.2	31%

Corporate & Other expenses:
Staff related	$23.3	$36.5	$59.8	$23.9	$32.2	$56.1	7%
Management incentive compensation	10.9	13.6	24.5	10.9	13.7	24.6	(0)%
Legal, accounting and other professional	17.3	12.0	29.3	16.8	7.3	24.1	22%
Travel and entertainment expenses	0.2	5.9	6.1	0.2	5.7	5.9	3%
Advertising, marketing and promotion	0.5	9.4	9.9	0.5	7.7	8.2	21%
Corporate insurance	2.6	1.3	3.9	2.7	1.6	4.3	(9)%
Talent related expenses (1)	—	20.1	20.1	—	17.8	17.8	13%
Other expenses	18.0	11.3	29.3	17.4	9.8	27.2	8%
Corporate & Other expenses	$72.8	$110.1	$182.9	$72.4	$95.8	$168.2	9%
Corporate & Other as a percentage of net revenues	10%	15%	25%	11%	15%	26%

Loss on abandonment	—	—	—	7.1	—	7	(100)%

OIBDA - Corporate & Other	$(72.8)	$(105.9)	$(178.7)	$(79.5)	$(92.6)	$(172.1)	4%

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

Interest Expense

(dollars in millions)

			Increase
	2016	2015	(decrease)
Interest expense	$3.0	$2.4	25%

Interest expense, which relates primarily to interest and amortization associated with the Convertible Notes, our debt facilities, assumed mortgage and aircraft financing, increased by $0.6 million in 2016 as compared to 2015, primarily driven by the interest associated with the Convertible Notes and mortgage assumed during 2016.

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

Income Taxes

(dollars in millions)

			Increase
	2016	2015	(decrease)
(Benefit from) provision for income taxes	$19.4	$12.1	60%
Effective tax rate	36%	33%

The effective tax rate was 36% in 2016 as compared to 33% in 2015. The higher rate in 2016 is primarily attributable to a reduction in the domestic production activity benefit.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term  investments of $297.4 million and $267.1 million as of December 31, 2017 and 2016, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds. Our debt balance totaled $213.5 million and $202.7 million as of December 31, 2017 and 2016, respectively, and includes the carrying value of $177.9 and $161.0 million related to our convertible senior notes due 2023 as of December 31, 2017 and December 31, 2016, respectively.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

In December 2016, the Company entered into an amended and restated $100.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility").  The Revolving Credit Facility has a maturity date to July 29, 2021. As of December 31, 2017, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $100.0 million.

In May 2015, two of the Company’s subsidiaries entered into a $35.0 million secured asset based revolving credit facility, as amended (the “Film Credit Facility”). On December 21, 2017, we repaid in full all outstanding debt and terminated our Film Credit Facility. In connection with the termination, we expensed $0.4 million of unamortized debt issuance costs.

Debt Summary

In December 2016, the Company issued $200.0 million aggregate principal amount of 3.375% convertible senior notes (the "Convertible Notes") due December 15, 2023, and in January 2017, we issued an additional $15.0 million in aggregate principal amount of Convertible Notes after partial exercise of an over-allotment option. The sale of the Convertible Notes in December and January resulted in $193.9 million and $14.5 million, respectively, in net proceeds to WWE after deducting the initial purchasers’ discount and estimated offering expenses. Proceeds from the Convertible Notes were used, in part, to pay for the cost of a convertible note hedge of $34.1 million related to the December issuance and $2.6 million related to the January issuance, which were partially offset by proceeds received from the sale of warrants of $19.5 million and $1.5 million, related to the December and January issuances, respectively. See Note 11,  Convertible Debt, in the Notes to Consolidated Financial Statements for further information. We intend to use the proceeds to support the execution of our long-term growth strategy and for general corporate purposes.

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

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of December 31, 2017 and 2016, the amounts outstanding under the Aircraft Note were $12.6 million and $17.1 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $96.6 million for the year ended December 31, 2017, compared to $62.1 million for the year ended December 31, 2016.  The $34.5 million increase in cash provided by operating activities is driven by improved operating performance, changes in working capital and increased non-cash items, such as stock compensation and amortization.

During 2017, the Company spent $12.5 million on feature film production activities, compared to $6.6 million in 2016. In 2017, we received $1.8 million in incentives related to feature film productions, as compared to $1.0 million in 2016. We anticipate spending between $5 million and $20 million on feature film production during the year ending December 31, 2018.

We received $13.4 million in non-film related incentives associated with television production activities in 2017, as compared to $17.7 million in 2016. During the year ending December 31, 2018, we anticipate receiving approximately $10 million to $15 million on non-film related incentives.

During 2017, the Company spent $15.9 million to produce non-live event programming for television, including Total Divas Season 7 and Total Bellas Season 2, and various programs for WWE Network, as compared to $28.0 million spent in 2016, which included programming for television, including Total Divas Season 5 and 6, and Total Bellas Season 1, and WWE Network programming, including Camp WWE,  Swerved Season 2 and Holy Foley.  We anticipate spending approximately $10 million to $30 million to produce additional non-live event content during the year ending December 31, 2018.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. At December 31, 2017, our largest receivable balance from customers was 16% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $133.7 million for the year ended December 31, 2017, as compared to $24.1 million for the year ended December 31, 2016. During the current year, we invested a portion of the proceeds from our convertible debt offering and purchased $142.4 million of short-term investments and received proceeds from the maturities of our investments of $35.7 million.  Capital expenditures in 2017 decreased $5.2 million as compared to 2016. The prior year included $4.9 million paid towards the purchase of a building and underlying real property located in Stamford, Connecticut. Capital expenditures for the year ending December 31, 2018 are estimated to range between $50 million and $70 million.

Cash Flow from Financing Activities

Cash used in financing activities was $37.1 million for the year ended December 31, 2017, as compared to cash generated from financing activities of $135.9 million for the year ended December 31, 2016.  During the current year, we received $13.4 million in net proceeds related to the sale of the Convertible Notes, less associated bond hedge and warrant transactions, as compared to cash received of $179.3 million in the prior year. The Company made dividend payments of $36.9 million and $36.6 million during the years ended December 31, 2017 and 2016, respectively. Additionally, the Company paid $9.2 million and $5.5 million during 2017 and 2016, respectively, as a result of directly withholding shares for tax-withholding purposes associated with the vesting of employee equity awards.

Non-Cash Investing Transactions

In 2016, WWE Real Estate assumed future obligations under a Loan Agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the Purchased Property. The Company’s assumption of this mortgage is a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

During 2015, the Company received an equity interest in Tapout valued at $13.8 million in exchange for promotional service obligations to be provided in the future. The Company’s contribution is a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

Contractual Obligations

We have entered into various contracts under which we are required to make guaranteed payments, including:

•	Scheduled principal and fixed interest payments under our secured loan in connection with our corporate aircraft financing.
•	Scheduled principal and fixed interest payments under our assumed mortgage in connection with an owned building in Stamford, Connecticut.
•	Convertible notes with fixed semi-annual interest payments.
•	Various operating leases for facilities and sales offices with terms generally ranging from one to ten years.
•	Service contracts with certain vendors and independent contractors, including our talent with terms ranging from one to twenty years.
•	Service agreement obligations related to WWE Network (excluding future performance based payments which are variable in nature).

Our aggregate minimum payment obligations under these contracts as of December 31, 2017 are as follows (dollars in millions):

						After
	2018	2019	2020	2021	2022	2022	Total
Long-term debt	$6.1	$6.3	$4.6	$1.4	$1.4	$23.6	$43.4
Convertible debt (1)	7.3	7.3	7.2	7.3	7.2	222.0	258.3
Operating leases	5.0	4.5	2.5	1.6	1.6	6.4	21.6
Service agreement obligation	6.4	—	—	—	—	—	6.4
Service contracts and talent commitments	27.6	20.0	14.3	7.1	5.9	0.7	75.6
Total commitments	$52.4	$38.1	$28.6	$17.4	$16.1	$252.7	$405.3

(1)

Convertible debt obligations assume that no notes are converted prior to the December 15, 2023 maturity date. See Note 11, Convertible Debt,  in the Notes to the Consolidated Financial Statements for additional information.

Our Consolidated Balance Sheet at December 31, 2017 includes $0.4 million in liabilities associated with uncertain tax positions (including interest and penalties of $0.1 million), which is not included in the table above. The Company does not expect to pay any significant settlements related to these uncertain tax positions in 2018. Additionally, included at December 31, 2017 is $0.4 million in liabilities associated with the deemed repatriation transition tax as a result of the Act.  The Act permits the Company to pay the net tax liability interest free over a period of up to eight years.

Seasonality

Our operating results are not materially affected by seasonal factors; however, our premier event, WrestleMania, occurs late in our first quarter or early in our second quarter and historically has resulted in increased revenues and expenses in these periods. As a result of the subscription-based model of WWE Network, revenues may not increase in a corresponding manner but costs from WrestleMania are expected to remain significantly higher than our typical pay-per-view event costs potentially resulting in decreased OIBDA in the period. Churn among WWE Network subscribers may be more pronounced in the periods following large WWE events shown on WWE Network such as WrestleMania. Revenues from our licensing and direct sale of consumer products, including our internet sites, varies from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of revenues related to our WWE Studios segment fluctuates based upon the timing of our feature film releases. The timing of these events, as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuations in quarterly revenues and earnings.

Inflation

During 2017, 2016 and 2015, inflation did not have a material effect on our business.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

During the years ended December 31, 2017, 2016 and 2015, we recorded aggregate impairment charges of $5.5 million, $0.8 million, and $0.5 million, respectively, related to several of our feature films.

As of December 31, 2017,  we had $22.3 million (net of accumulated amortization and impairment charges) in capitalized film production costs, which includes 37 released films, one film completed but not yet released, two films in production, and one film in development. No assurance can be given that additional unfavorable changes to revenue and cost estimates will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

Television Production Assets, Net

Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on our WWE Network. Amounts capitalized include development costs, production costs, production overhead, and employee salaries. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Costs to produce our live event programming are expensed when the event is first broadcast and are not included in the capitalized costs or in the related amortization. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the years ended December 31, 2017, 2016 and 2015, we expensed $21.1 million, $26.9 million and $30.6 million, respectively, related to the amortization of television production assets.

As of December 31, 2017 and 2016, we had $7.3 million and $12.5 million, respectively, in capitalized television production costs. We did not record any impairments related to our television production assets during the years ended December 31, 2017, 2016 and 2015.

Allowance for Doubtful Accounts

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectibility of our receivables and establish allowances for the amount of account receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our account receivable are outstanding and the financial condition of individual customers. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances or reductions that may be required. At December 31, 2017, our largest receivable balance from customers was 16% of our gross accounts receivable. At December 31, 2016, our two largest receivable balances from customers were 17% and 15% of our gross accounts receivable. As of December 31, 2017 and 2016, our allowance for doubtful accounts was $1.3 million and $5.9 million, respectively.

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

During the fourth quarter of 2017, the Company recorded a charge of $10.9 million associated with the remeasurement of its net deferred tax assets in connection with the Act. The remeasurement is due to the reduction in the corporate tax rate from 35% to 21%, which reduced the future benefit the company will realize associated with these assets. Additionally, the Company recorded a charge of $0.4 million in the fourth quarter of 2017 associated with the one-time transition tax based on the total post-1986 earnings and profits that were previously deferred from U.S. income taxes. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

As of December 31, 2017 and 2016, our net deferred tax assets were $22.4 million and $37.7 million, respectively. As of December 31, 2017 and 2016, our deferred tax liabilities were $3.4 million and $5.2 million, respectively. The decrease in our deferred tax asset balance in 2017 was primarily driven by the remeasurement of our deferred tax assets and liabilities as a result of a reduction in the corporate tax rate from 35% to 21%, coupled with the activity in prepaid royalties relating to our television contracts. We believe that it is more likely than not that we will have sufficient taxable income in the future to realize these deferred tax assets and as such have not recorded a valuation allowance to reduce the net carrying value. If we determine it is more likely than not that we will not have sufficient taxable income to realize these assets, we may need to record a valuation allowance in the future.

We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2017, our unrecognized tax benefits including interest and penalties totaled $0.4 million.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Summary of Significant Accounting Policies – Recent Accounting Pronouncements, is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to entering, maintaining and renewing major distribution agreements, including our principal domestic television license which currently expires in September 2019; (ii) risks relating to WWE Network, including the risk that we are unable to attract, retain and renew subscribers; (iii) our need to continue to develop creative and entertaining programs and events; (iv) our need to retain or continue to recruit key performers; (v) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (vi) the possible unexpected loss of the services of Vincent K. McMahon; (vii) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (viii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) uncertainties associated with international markets; (x) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xi) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xii) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xiii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims relating to CTE; (xiv) exposure to risks relating to large public events as well as travel to and from such events; (xv) risks inherent in our feature film business; (xvi) a variety of risks as we expand into new or complementary businesses and/or make strategic investments and/or acquisitions; (xvii) risks related to our computer systems and online operations; (xviii) risks relating to privacy norms and regulations; (xix) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xx) risks relating to our accounts receivable; (xxi) risks relating to our indebtedness;  (xxii) potential substantial liabilities if litigation is resolved unfavorably; (xxiii) our potential failure to meet market expectations for our financial performance; (xxiv) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxv) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxvi) risks related to the relatively small public “float” of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant.  Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company's business, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Form 10-K and our other SEC filings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

Short-Term Investments

Our investment portfolio consists primarily of U.S. Treasury securities, corporate and municipal bonds, including pre-refunded municipal bonds, and government agency bonds. We are exposed to market risk related to our investment portfolio primarily as a result of credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed or floating rate security and the potential loss attributable to that downgrade. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a diversified portfolio of fixed or floating rate securities, with a weighted average credit rating of approximately “AA”.

Interest rate risk is defined as the potential for economic losses on fixed or floating rate securities due to a change in market interest rates. Our investments in corporate and municipal bonds have exposure to changes in the level of market interest rates. Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio. A 100 basis point increase in interest rates would result in an approximate $2.0 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $2.0 million increase in fair value.

Convertible Senior Notes

In December 2016, we issued $200.0 million principal amount of 3.375% convertible senior notes due December 15, 2023, and in January 2017, pursuant to the exercise of an over-allotment option, we issued an additional $15.0 million principal amount of these notes. We carry this instrument at face value less unamortized discount and unamortized debt issuance costs on our Consolidated Balance Sheet. Since this instrument bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our stock fluctuates. The fair value of the convertible senior notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Conversion of our Convertible Notes and the exercise of related Warrants may cause economic dilution to our stockholders and dilution to our earnings per share.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is set forth in the consolidated financial statements filed with this report and are herein incorporated by reference.

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

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Strategy and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. We review the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 8, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 8, 2018

Item 9B. Other Information

None.

PART III

The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

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

10.5*	World Wrestling Entertainment 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix A to our Proxy Statement dated March 16, 2012).
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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)
Dated: February 8, 2018	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors and Chief Executive Officer	February 8, 2018
Vincent K. McMahon	(principal executive officer)

/s/ STEPHANIE MCMAHON	Director and Chief Brand Officer	February 8, 2018
Stephanie McMahon

/s/ PAUL LEVESQUE	Director and Executive Vice President,	February 8, 2018
Paul Levesque	Talent, Live Events & Creative

/s/ STUART U. GOLDFARB	Director	February 8, 2018
Stuart U. Goldfarb

/s/ PATRICIA A. GOTTESMAN	Director	February 8, 2018
Patricia A. Gottesman

/s/ LAUREEN ONG	Director	February 8, 2018
Laureen Ong

/s/ ROBYN W. PETERSON	Director	February 8, 2018
Robyn W. Peterson

/s/ FRANK A. RIDDICK III	Director	February 8, 2018
Frank A. Riddick III

/s/ JEFFREY R. SPEED	Director	February 8, 2018
Jeffrey R. Speed

/s/ GEORGE A. BARRIOS	Chief Strategy and Financial Officer	February 8, 2018
George A. Barrios	(principal financial officer)

/s/ MARK KOWAL	Chief Accounting Officer	February 8, 2018
Mark Kowal	(principal accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 8, 2018

We have served as the Company’s auditor since 1999.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2017	2016	2015
Net revenues	$800,959	$729,216	$658,768
Cost of revenues	458,981	430,032	397,316
Selling, general and administrative expenses	240,350	219,132	192,773
Depreciation and amortization	26,050	24,411	22,760
Loss on abandonment	—	—	7,125
Operating income	75,578	55,641	38,794
Interest expense	14,736	3,020	2,367
Investment income, net	3,409	2,392	1,792
Other expense, net	(191)	(1,800)	(1,993)
Income before income taxes	64,060	53,213	36,226
Provision for income taxes	31,420	19,372	12,082
Net income	$32,640	$33,841	$24,144
Earnings per share: basic	$0.43	$0.44	$0.32
Earnings per share: diluted	$0.42	$0.44	$0.32
Weighted average common shares outstanding:
Basic	76,743	76,149	75,696
Diluted	78,471	77,539	76,333
Dividends declared per common share (Class A and B)	$0.48	$0.48	$0.48

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2017	2016	2015
Net income	$32,640	$33,841	$24,144
Other comprehensive income (loss):
Foreign currency translation adjustments	120	(209)	(168)
Unrealized holding gains (losses) on available-for-sale securities (net of tax expense (benefit) of $(334), $57 and $(30), respectively)	(644)	93	(49)
Total other comprehensive loss	(524)	(116)	(217)
Comprehensive income	$32,116	$33,725	$23,927

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,700	$211,976
Short-term investments, net	159,744	55,164
Accounts receivable (net of allowance for doubtful accounts and returns of $3,035 and $8,259, respectively)	65,245	53,155
Inventory	8,332	6,531
Prepaid expenses and other current assets	19,961	22,480
Total current assets	390,982	349,306
PROPERTY AND EQUIPMENT, NET	131,325	132,631
FEATURE FILM PRODUCTION ASSETS, NET	22,300	27,137
TELEVISION PRODUCTION ASSETS, NET	7,292	12,508
INVESTMENT SECURITIES	27,367	24,957
NON-CURRENT DEFERRED INCOME TAX ASSETS	18,984	32,556
OTHER ASSETS, NET	16,257	21,808
TOTAL ASSETS	$614,507	$600,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,638	$6,121
Accounts payable and accrued expenses	77,738	70,360
Deferred income	55,818	56,653
Total current liabilities	138,194	133,134
LONG-TERM DEBT	30,958	35,596
CONVERTIBLE DEBT	177,900	161,008
NON-CURRENT INCOME TAX LIABILITIES	519	725
NON-CURRENT DEFERRED INCOME	13,977	30,697
Total liabilities	361,548	361,160
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 42,498,452 and 38,455,266 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	425	385
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 34,609,438 and 37,949,438 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	346	379
Additional paid-in capital	422,208	403,387
Accumulated other comprehensive income	2,371	2,895
Accumulated deficit	(172,391)	(167,303)
Total stockholders’ equity	252,959	239,743
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$614,507	$600,903

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2014	33,179	$332	42,298	$423	$353,706	$3,228	$(151,828)	$205,861
Net income	—	—	—	—	—	—	24,144	24,144
Other comprehensive loss	—	—	—	—	—	(217)	—	(217)
Stock issuances, net	427	4	—	—	(1,793)	—	—	(1,789)
Conversion of Class B common stock by shareholder (See Note 16)	609	6	(609)	(6)	—	—	—	—
Tax effect from stock-based payment arrangements	—	—	—	—	431	—	—	431
Cash dividends declared	—	—	—	—	67	—	(36,412)	(36,345)
Stock-based compensation	—	—	—	—	17,232	—	—	17,232
Balance, December 31, 2015	34,215	$342	41,689	$417	$369,643	$3,011	$(164,096)	$209,317
Net income	—	—	—	—	—	—	33,841	33,841
Other comprehensive loss	—	—	—	—	—	(116)	—	(116)
Stock issuances, net	500	5	—	—	(4,152)	—	—	(4,147)
Conversion of Class B common stock by shareholder (See Note 16)	3,740	38	(3,740)	(38)	—	—	—	—
Debt discount on convertible debt, net (See Note 11)	—	—	—	—	33,060	—	—	33,060
Purchase of convertible note hedge (See Note 11)	—	—	—	—	(34,100)	—	—	(34,100)
Proceeds from issuance of warrants (See Note 11)	—	—	—	—	19,460	—	—	19,460
Tax effect from stock-based payment arrangements	—	—	—	—	893	—	—	893
Cash dividends declared	—	—	—	—	484	—	(37,048)	(36,564)
Stock-based compensation	—	—	—	—	18,099	—	—	18,099
Balance, December 31, 2016	38,455	$385	37,949	$379	$403,387	$2,895	$(167,303)	$239,743
Net income	—	—	—	—	—	—	32,640	32,640
Other comprehensive loss	—	—	—	—	—	(524)	—	(524)
Stock issuances, net	703	7	—	—	(7,593)	—	—	(7,586)
Conversion of Class B common stock by shareholder (See Note 16)	3,340	33	(3,340)	(33)	—	—	—	—
Debt discount on convertible debt, net (See Note 11)	—	—	—	—	2,487	—	—	2,487
Purchase of convertible note hedge (See Note 11)	—	—	—	—	(2,558)	—	—	(2,558)
Proceeds from issuance of warrants (See Note 11)	—	—	—	—	1,460	—	—	1,460
Cash dividends declared	—	—	—	—	874	—	(37,728)	(36,854)
Stock-based compensation	—	—	—	—	24,151	—	—	24,151
Balance, December 31, 2017	42,498	$425	34,609	$346	$422,208	$2,371	$(172,391)	$252,959

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$32,640	$33,841	$24,144
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	17,377	6,662	3,891
Amortization of television production assets	21,137	26,933	30,591
Depreciation and amortization	32,030	29,396	26,630
Loss on abandonment	—	—	7,125
Services provided in exchange for equity instruments	(2,720)	(2,893)	(2,430)
Other amortization	6,759	2,403	2,135
Stock-based compensation	24,151	18,099	17,232
Provision for (benefit from) deferred income taxes	13,572	12,153	(9,674)
Other non-cash adjustments	1,003	(1,463)	(116)
Cash (used in) provided by changes in operating assets and liabilities:
Accounts receivable	(12,507)	5,459	(19,147)
Inventory	(1,801)	(364)	(1,432)
Prepaid expenses and other assets	131	(15,474)	(3,480)
Feature film production assets	(12,540)	(6,629)	(3,812)
Television production assets	(15,921)	(28,025)	(36,175)
Accounts payable, accrued expenses and other liabilities	8,112	(1,041)	12,689
Deferred income	(14,835)	(16,892)	4,238
Net cash provided by operating activities	96,588	62,165	52,409
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(24,710)	(29,904)	(20,010)
Purchases of short-term investments	(142,373)	—	(21,624)
Proceeds from sales and maturities of investments	35,660	8,065	24,125
Purchase of equity investments	(2,316)	(2,250)	(1,210)
Net cash used in investing activities	(133,739)	(24,089)	(18,719)
FINANCING ACTIVITIES:
Repayment of debt	(7,504)	(14,441)	(4,345)
Dividends paid	(36,854)	(36,564)	(36,345)
Debt issuance costs	—	(702)	(850)
Proceeds from borrowings under the credit facilities	1,383	11,583	—
Proceeds from borrowings on convertible notes, net of issuance costs	14,534	193,899	—
Proceeds from issuance of warrants	1,460	19,460	—
Purchase of convertible note hedge	(2,558)	(34,100)	—
Taxes paid related to net settlement upon vesting of equity awards	(9,164)	(5,544)	(2,855)
Proceeds from issuance of stock	1,578	1,397	1,066
Excess tax benefits from stock-based payment arrangements	—	893	431
Net cash (used in) provided by financing activities	(37,125)	135,881	(42,898)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,276)	173,957	(9,208)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,976	38,019	47,227
CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,700	$211,976	$38,019
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$14,590	$12,475	$21,698
Cash paid for interest	$9,312	$1,580	$1,395
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 9)	$2,334	$2,940	$1,096
Mortgage assumption (See Note 10)	$—	$23,000	$—
Purchase of investment securities (See Note 4)	$—	$—	$13,800

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

Certain reclassifications have been made to the Consolidated Statements of Cash Flows in the prior year periods presented to conform to the current year presentation pursuant to our adoption of a new accounting standard as of January 1, 2017 related to share-based payment award accounting simplifications. See Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, for further details.

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

Media Division:

Network

•	Revenues consist principally of subscriptions to WWE Network, fees for viewing our pay-per-view programming and advertising fees.

Television

•	Revenues consist principally of television rights fees and advertising.

Home Entertainment

•	Revenues consist principally of sales of WWE produced content via home entertainment platforms, including DVD, Blu-Ray, and subscription and transactional on-demand outlets.

Digital Media

•	Revenues consist principally of advertising sales on our websites and third-party websites including YouTube, and sales of various broadband and mobile content.

Live Events:

•	Revenues consist principally of ticket sales and travel packages for live events.

Consumer Products Division:

Licensing

•	Revenues consist principally of royalties or license fees related to various WWE themed products such as video games, toys, and apparel.

Venue Merchandise

•	Revenues consist of sales of merchandise at our live events.

WWEShop

•	Revenues consist of sales of merchandise on our websites, including through our WWEShop Internet storefront and on distribution platforms, including Amazon.

WWE Studios:

•	Revenues consist of amounts earned from investing in, producing, and/or distributing filmed entertainment.

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

Short-term Investments, Net — We classify all of our short-term investments as available-for-sale securities. Such investments consist of U.S. Treasury securities, corporate and municipal bonds, including pre-refunded municipal bonds, and government agency bonds. These investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Inventory — Inventory consists of merchandise sold on our websites and on distribution platforms, including Amazon, merchandise sold at live events and DVDs/Blu-Rays, which are sold via a distributor to retailers. Substantially all of our inventory is comprised of finished goods. Inventory is stated at the lower of cost and net realizable value. The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.

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

Investment Securities —  We maintain investments accounted for under the cost method of accounting and under the equity method of accounting. Our cost method investments are carried at cost and adjusted for other-than-temporary declines in fair value.  Our equity method investment relates to a joint venture with Authentic Brands Group (“ABG”) in an apparel and lifestyle brand, Tapout LLC (“Tapout”). Under the equity method of accounting, to the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage of 50%, and any dividends received reduce the carrying amount of the investment. Our share of the income or losses in Tapout is included as a component of Investment income, net, in the Consolidated Statements of Operations, and is also included, net of cash dividends received in Equity in earnings of affiliate, net of dividends received, in the Consolidated Statements of Cash Flows.

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

Beginning in 2018, we will adopt new accounting rules that will change the way we account for our equity investments without readily determinable fair values (i.e. our existing cost method investments). Under the amended rules, the cost method of accounting is eliminated. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. We have elected to measure equity investments without readily determinable fair value at cost adjusted for changes in observable prices minus impairment, which will be recognized in net income. These equity investments will be periodically assessed qualitatively for impairment. When a qualitative assessment indicates that impairment exists, we will measure the investment at fair value. Refer to the discussion in Recent Accounting Pronouncements below for further details.

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

Revenue Recognition — Revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of several of our business lines, there are additional steps in the revenue recognition process, as described below. We plan on adopting the new revenue recognition rules starting in fiscal year 2018. Refer to the Recent Accounting Pronouncements section below for a further discussion.

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

As of December 31, 2017 and 2016, we have $21,475 and $34,375, respectively, related to an advance payment associated with our domestic television rights deal, which is included as a component of deferred income and non-current deferred income within our Consolidated Balance Sheets.

•	Films:

Revenue recognition for our feature films varies depending on the method of distribution and the extent of control the Company exercises over the distribution and related expenses. We exercise significant control over our self-distributed films and as a result, we record distribution revenue and related expenses on a gross basis in our financial statements. Third-party distribution partners control the distribution and marketing of our co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses and results are reported to us. This typically occurs in periods subsequent to the initial release of the film. In certain arrangements, where worldwide film rights and interests are sold to third-party distribution partners, we recognize revenue upon delivery of the completed film to the third-party. Revenues generated from our films through the various

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

distribution channels, including home video, video-on-demand and television are recognized consistent with the policies described above.

Cost of Revenues — Included within cost of revenues is the amortization and impairment of feature film and television production assets. Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on our WWE Network. We amortize feature film production assets based on the estimated future cash flows. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized feature film and television production assets are evaluated for impairment each reporting period. Cost of revenues also includes the amortization of costs related to content delivery and technology assets utilized for our WWE Network.  These costs are amortized on a straight-line basis over the shorter of the expected useful life or the term of the respective service agreement. Program amortization for WWE Network is included in cost of revenues as a component of amortization of television production assets. For episodic programming debuting and currently expected to air exclusively on WWE Network, the cost of the programming is expensed upon initial release, as our expectation is that the vast majority of viewership will occur in close proximity to the initial release.

Included within Cost of revenues are the following:

	Year Ended December 31,
	2017	2016	2015
Amortization and impairment of feature film assets	$17,377	$6,662	$3,891
Amortization of television production assets	21,137	26,933	30,591
Amortization of WWE Network content delivery and technology assets	5,970	4,832	3,870
Total amortization and impairment included in cost of revenues	$44,484	$38,427	$38,352

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

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2017,  2016 and 2015, we recorded advertising expenses of $23,629,  $22,122 and $25,260, respectively.

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

Beginning in 2017, we adopted new accounting rules related to simplifying the accounting for our share-based compensation awards. The new rules require entities to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement, rather than as a component of additional paid-in capital, and requires entities to classify excess tax benefits as an operating activity in the statement of cash flows. In addition, the amounts paid to satisfy the statutory income tax withholding obligation, which prior to adoption was classified in operating activities on the cash flow statement, are now classified as a financing activity in the Consolidated Statements of Cash Flows. Refer to the discussion in Recent Accounting Pronouncements below for further details.

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

Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive. The Company did not compute earnings per share using the two-class method for the years ended December 31, 2017,  2016 and 2015, as there were no undistributed earnings during the periods. Also, during 2017,  2016 and 2015, the dividends declared and paid per share of Class A and Class B common stock were the same.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting,” which provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. In summary, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which for the Company will be effective for the fiscal year beginning January 1, 2018. The amendments are to be applied prospectively to an award modified on or after the adoption date, consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, which for the Company will be effective for the fiscal year beginning January 1, 2018.  Since the new standard is applied prospectively and no disclosures are required at transition, the adoption of this new standard will not have an impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.” This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update contains various amendments, each requiring a specific method of adoption, and designates whether each amendment should be adopted using a retrospective, modified retrospective, or prospective transition method. The new guidance was adopted on January 1, 2017. The impact of adoption of the update is summarized below:

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

•

All excess tax benefits and deficiencies that result from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes related to our share-based payment awards will be recognized as income tax benefit or expense in the income statement instead of as an adjustment to additional paid-in capital.  In addition, excess tax benefits are no longer included in the calculation of diluted shares outstanding for purposes computing diluted earnings per share under the treasury stock method. The transition guidance related to these changes has been adopted by the Company on a prospective basis. During 2017, we recorded $1,604 of excess tax benefits related to the vesting of our share-based awards.  Prior to adoption, this amount was recorded in additional paid-in capital. This change reduced the Company’s effective tax rate from 52% to 49% for 2017.

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

•

Cash paid by an employer when directly withholding shares for tax-withholding purposes upon vesting of a share-based payment award are now classified as a financing activity on the statement of cash flows rather than as operating cash outflows. This amendment has been adopted by the Company on a retrospective basis. As a result of the retrospective adoption of this amendment, cash outflows of $5,544 and $2,855 were reclassified in the accompanying Consolidated Statements of Cash Flows from "Changes in accounts payable, accrued expenses and other liabilities" to "Taxes paid related to net settlement upon vesting of equity awards " for 2016 and 2015, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” which will supersede the existing guidance for lease accounting. This new standard will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which for the Company will be effective for the fiscal year beginning January 1, 2019. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. While we are evaluating the impact that the new guidance will have on our consolidated financial statements, we currently expect a gross-up of our consolidated balance sheet as a result of recognizing right of use assets and lease liabilities. The extent of such gross-up remains to be determined once we complete a review of our existing lease contracts (we are primarily a lessee) and service contracts, which may contain embedded leases.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The guidance for classifying and measuring investments in debt securities and loans is not impacted. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is effective for the fiscal year beginning January 1, 2018. The new guidance must be applied on a modified retrospective basis, with the exception of the amendments related to equity investments without readily determinable fair values, which must be applied on a prospective basis. The Company does not expect that the adoption of this new standard will have a material impact on our consolidated financial statements. The Company’s current available-for-sale securities are invested primarily in debt securities which are not subject to the new guidance, therefore, we will continue to record any unrealized gains or losses on these available-for-sale debt securities through accumulated other comprehensive income. The new guidance will be applied prospectively starting on January 1, 2018 for the Company’s equity investments that do not have readily determinable fair values (i.e. our current cost method investments), therefore, we do not expect any impact upon adoption related to these equity investments. The Company intends to elect to record these equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus subsequent adjustments for observable price changes.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. During 2016, the FASB issued additional interpretive guidance relating to the standard which covered the topics of principal versus agent considerations and identifying performance obligations and licensing.  The standard along with the subsequent clarifications issued are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. The standard allows an entity to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have completed our evaluation of the impact of the new standard and concluded the most significant impact will be an acceleration in the timing of revenue recognition in our licensing and WWE Studios businesses. These businesses collectively do not represent a significant percentage of total annual revenue for the Company. We currently record revenues from our licensed products and WWE Studios film distribution revenues after receiving statements from the licensee and/or film distributor. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage. We do not expect the impact of this change to be material on a full-year basis, but will likely impact the revenues recorded in a specific quarter as compared to previously reported periods.  We intend to adopt the standard and the related modifications on January 1, 2018, using the modified retrospective approach.  Under this approach, the cumulative effect of initially applying the guidance will be reflected as an adjustment to beginning retained earnings. We are refining our final cumulative effect adjustment to retained earnings but expect that the adjustment will range between $10,000 and $14,000 on a net, tax effected, basis with the majority of the adjustment related to our licensing business.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

3. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$32,640	$33,841	$24,144

Weighted average basic common shares outstanding	76,743	76,149	75,696
Dilutive effect of restricted and performance stock units	1,721	1,385	634
Dilutive effect of employee share purchase plan	7	5	3
Weighted average dilutive common shares outstanding	78,471	77,539	76,333

Earnings per share:
Basic	$0.43	$0.44	$0.32
Diluted	$0.42	$0.44	$0.32

Anti-dilutive outstanding restricted and performance stock units (excluded from per-share calculations)	—	—	—

Effect of Convertible Notes and Related Convertible Note Hedge and Warrants

In connection with the issuance of the Convertible Notes, the Company entered into Convertible Note Hedge and Warrant transactions as described further in Note 11, Convertible Debt. The collective impact of the Convertible Note Hedge and Warrants effectively eliminates any economic dilution that may occur from the actual conversion of the Convertible Notes between the conversion price of $24.91 per share and the strike price of the Warrants of $31.89 per share.

For purposes of calculating diluted earnings per share, prior to conversion, we will include in the denominator of our diluted earnings per share calculation, the effect of any additional shares that may be issued if our common stock price exceeds $24.91 per share using the treasury stock method. In addition, if the average price of our common stock exceeds the strike price of the Warrants of $31.89 per share, we will also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive. The convertible notes due 2023 had no impact on diluted earnings per share for the years ending December 31, 2017 and 2016 since the average price of our common stock did not exceed the conversion price of $24.91 per share during those periods.

4. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of December 31,
	2017	2016
Equity method investment	$14,664	$14,592
Cost method investments	12,703	10,365
Total investment securities	$27,367	$24,957

Equity Method Investment

In March 2015, WWE and ABG formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout.  The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment of $13,800

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

based on the fair value of the existing licensing contracts contributed by ABG. To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Investment income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities. The Company did not record any impairment charges related to our investment in Tapout during the years ended December 31, 2017 and 2016.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Net equity method earnings from Tapout	$1,141	$1,619	$994
Net dividends received from Tapout	(1,084)	(1,190)	(941)
Equity in earnings of affiliate, net of dividends received	$57	$429	$53

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the years ended December 31, 2017, 2016 and 2015, we recorded revenues of $2,720, $2,893 and $2,430, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of December 31, 2017 was $5,757, and was included in Deferred Income and Non-Current Deferred Income for $2,760 and $2,997, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $5,757 as of December 31, 2017. Creditors of Tapout do not have recourse against the general credit of the Company.

Cost Method Investments

During the year ended December 31, 2017, we invested $2,000 in a competitive e-sports company and $100 in a drone racing sports company. In 2017, we also made an additional investment of $200 in a virtual reality platform operator. During the year ended December 31, 2016, we invested $1,000 in a fantasy sports content provider, $1,000 in a subscription-based sports media company and $250 in a virtual reality platform operator.

We evaluate our cost method investments for impairment if factors indicate that a significant decrease in value has occurred. The Company did not record any impairment charges on our cost method investments during the years ended December 31, 2017, 2016 and 2015.

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	December 31, 2017				December 31, 2016
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$73,169	$—	$(479)	$72,690	$—	$—	$—	$—
Corporate bonds	58,003	—	(329)	57,674	40,183	9	(58)	40,134
Municipal bonds	17,538	7	(99)	17,446	15,075	—	(45)	15,030
Government agency bonds	12,007	—	(73)	11,934	—	—	—	—
Total	$160,717	$7	$(980)	$159,744	$55,258	$9	$(103)	$55,164

We classify the investments listed in the above table as available-for-sale securities. Such investments consist of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

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

As of December 31, 2017, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 3 years
Corporate bonds	1 month - 5 years
Municipal bonds	1 month - 2 years
Government agency bonds	2 months - 4 years

The following table summarizes the short-term investment activity:

	Year Ended December 31,
	2017	2016	2015
Proceeds from maturities and calls of short-term investments	$35,660	$8,065	$24,125
Purchases of short-term investments	$142,373	$—	$21,624

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

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at December 31, 2017				Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$72,690	$—	$72,690	$—	$—	$—	$—	$—
Corporate bonds	57,674	—	57,674	—	40,134	—	40,134	—
Municipal bonds	17,446	—	17,446	—	15,030	—	15,030	—
Government agency bonds	11,934	—	11,934	—	—	—	—	—
Total	$159,744	$—	$159,744	$—	$55,164	$—	$55,164	$—

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

We have classified our investments in U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds within Level 2 as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are valued based on model-driven valuations. A third-party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bond investments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value investments during the periods presented.

The fair value measurements of our cost method investments are classified within Level 3 as significant unobservable inputs are used to fair value these assets due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs include variables such as near-term prospects of the investees, subsequent financing activities of the investees, and the investees’ capital structure as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Our investments are recorded at fair value only if an impairment charge is recognized. The Company did not record any impairment charge on these assets during the years ended December 31, 2017, 2016 and 2015.

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

During the years ended December 31, 2017,  2016 and 2015, the Company recorded impairment charges of $5,472,  $823 and $490 on feature film production assets based upon fair value measurements of $4,347,  $1,354, and $1,430, respectively. See Note 7, Feature Film Production Assets, for further discussion. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company's long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company’s Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At December 31, 2017, the face amount of the mortgage loan and promissory note approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of December 31, 2017,  the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value
Convertible senior notes	$182,661	$182,783	$166,702	$166,050
(1)	The carrying value of the debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

6. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2017	2016
Land, buildings and improvements	$134,052	$130,330
Equipment	98,245	136,114
Corporate aircraft	31,277	31,277
Vehicles	905	244
	264,479	297,965
Less accumulated depreciation and amortization	(133,154)	(165,334)
Total	$131,325	$132,631

Depreciation expense for property and equipment totaled $24,680,  $23,195 and $21,107 for the years ended December 31, 2017,  2016 and 2015, respectively.

During the year ended December 31, 2017, the Company retired assets, primarily television production equipment, that were no longer in use and reduced property and equipment cost by $57,255, with a corresponding reduction to accumulated depreciation of $56,896.

In September 2016, the Company acquired, through WWE Real Estate Holdings, LLC a wholly-owned special purpose subsidiary (“WWE Real Estate”), a building and underlying real property located in Stamford, Connecticut (the “Purchased Property”) from one of the debtors in the Chapter 11 bankruptcy proceedings of Newbury Common Associates, LLC and certain of its affiliates. In connection with the acquisition, WWE Real Estate assumed the seller’s interests as landlord under several existing leases of the Purchased Property, including the landlord’s interest in leases under which the Company is a tenant. Since the assets of WWE Real Estate represent collateral for the underlying mortgage, these assets are not available to satisfy debts and obligations to any other creditors of the Company. As of December 31, 2017 and 2016, costs of $23,832 and $24,074, respectively, are reflected in Land, buildings and improvements, which is a component of Property and equipment, net on the Consolidated Balance Sheet. Depreciation on the Purchased Property is computed on a straight-line basis over the estimated useful lives of the Purchased Property in accordance with the Company’s existing accounting policy for property and equipment.

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

7. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of December 31,
	2017	2016
In release	$15,869	$13,892
Completed but not released	2,211	8,881
In production	3,107	3,387
In development	1,113	977
Total	$22,300	$27,137

Approximately 34% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 69% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production assets within four years as we receive revenues associated with television distribution

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

of our licensed films. During the years ended December 31, 2017,  2016 and 2015, we amortized $11,748,  $5,720 and $3,401, respectively, of feature film production assets. During these periods, our films were released under a co-distribution model. Under the co-distribution model, third-party distribution partners control the distribution and marketing of co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distribution partners recoup distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film. In certain arrangements, where worldwide film rights and interests are sold to third-party distribution partners, we recognize revenue upon delivery of the completed film to the third-party.

During the year ended December 31, 2017, we released four feature films via theatrical distribution, The Resurrection of Gavin Stone,  Sleight,  Armed Response and Birth of the Dragon,  and five films direct to DVD,  Surf’s Up 2: WaveMania,  The Jetsons & WWE: Robo-WrestleMania!,  The Marine 5: Battleground, Pure Country: Pure Heart and Killing Hasselhoff. These nine films comprised $7,458 of our “In release” feature film assets as of December 31, 2017.

During the year ended December 31, 2016, we released four feature films direct to DVD, Countdown, Scooby Doo! & WWE: Curse of the Speed Demon, Interrogation and Eliminators, and one film via theatrical distribution,  Incarnate. These five films comprised $4,130 of our "In release" feature film assets as of December 31, 2016.

We currently have one theatrical film designated as “Completed but not released” and have two films "In production." We also have capitalized certain script development costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned.  During the years ended December 31, 2017 and 2016, we expensed $157 and $119, respectively, related to previously capitalized development costs related to abandoned projects. We did not incur any comparable expenses for the year ended December 31, 2015.

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

We recorded impairment charges $5,472,  $823 and $490 related to our feature films during the years ended December 31, 2017,  2016 and 2015, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

8. Television Production Assets, Net

Television production assets consisted of the following:

	As of December 31,
	2017	2016
In release	$3,765	$12,198
In production	3,527	310
Total	$7,292	$12,508

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Amortization of television production assets consisted of the following:

	For the year ended December 31,
	2017	2016	2015
Television programming	$17,399	$15,860	$21,984
WWE Network programming	3,738	11,073	8,607
Total	$21,137	$26,933	$30,591

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the years ended December 31, 2017,  2016 and 2015, we did not record any impairments related to our television production assets.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2017	2016
Trade related	$12,727	$10,118
Staff related	7,980	7,494
Management incentive compensation	21,556	21,542
Talent related	5,356	6,969
Accrued WWE Network related expenses	2,633	2,120
Accrued event and television production	7,929	7,031
Accrued legal and professional	5,182	1,952
Accrued purchases of property and equipment	2,334	2,940
Accrued film liability	1,993	366
Accrued other	10,048	9,828
Total	$77,738	$70,360

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The increase in accrued expenses is driven by an increase in accrued legal and professional fees primarily related to non-recurring legal matters and other contractual obligations.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

10. Long-Term Debt and Credit Facilities

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	December 31,	December 31,
	2017	2016
Current portion of long-term debt:
Film Credit Facility	$—	$1,583
Aircraft financing	4,638	4,538
Total current portion of long-term debt	4,638	6,121

Long-term debt:
Aircraft financing	$7,958	$12,596
Mortgage	23,000	23,000
Total long-term debt	30,958	35,596

Total	$35,596	$41,717

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

As of December 31, 2017, the scheduled principal repayments under our Aircraft Note obligation for the subsequent three years are as follows:

December 31, 2018	$4,638
December 31, 2019	4,740
December 31, 2020	3,218
$12,596

The table above assumes that the Aircraft Note will not be prepaid prior to its maturity on August 7, 2020.

Credit Facilities

Revolving Credit Facility

In December 2016, in connection with the issuance of the Convertible Notes, as defined below, the Company entered into an amended and restated $100,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of July 29, 2021.  Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

leverage ratio. As of December 31, 2017, the LIBOR-based rate plus margin was 3.19%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.30% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of December 31, 2017, the Company was in compliance with the Revolving Credit Facility, and had available debt capacity under the terms of the Revolving Credit Facility of $100,000. As of December 31, 2017 and 2016, there were no amounts outstanding under the Revolving Credit Facility.

Film Credit Facility

In May 2015, two domestic subsidiaries of the Company, WWE Studios Finance Corp. and WWE Studios Finance Holding Corp. (collectively, the “Loan Parties”) entered into a $35,000 secured asset based revolving credit agreement, as amended, with Bank of America, N.A., as Administrative Agent and lender (the “Film Credit Facility”). On December 21, 2017, we repaid in full all outstanding debt and terminated our Film Credit Facility. In connection with the termination, we expensed $397 of unamortized debt issuance costs.

   11. Convertible Debt

In December 2016, we issued $200,000 aggregate principal amount of 3.375% convertible senior notes due 2023 and subsequently in January 2017, we issued an additional $15,000 in aggregate principal amount of such convertible notes through the partial exercise of an over-allotment option (collectively, the “Convertible Notes”).  The Convertible Notes are due December 15, 2023, unless earlier repurchased by us or converted. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017. The sale of the Convertible Notes in December 2016 and January 2017 resulted in $193,899 and $14,534 in net proceeds, respectively, to WWE after deducting the initial purchasers’ discount and the estimated offering expenses. We used $36,658 of the net proceeds from the sale of the Convertible Notes to pay the cost of the convertible bond hedges, as described below, after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions, as described below. The remaining proceeds will be used to support the execution of our long-term growth strategy and for general corporate purposes.

The Convertible Notes are governed by an Indenture between us, as issuer, and U.S. Bank, National Association, as trustee. The Convertible Notes will be our general unsecured obligations and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure secured debt will be available to pay obligations on the Convertible Notes only after all indebtedness under such secured debt has been repaid in full from such assets.

Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our election, at a conversion rate of approximately 40.1405 shares of common stock per $1 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $24.91 per share of Class A common stock. At any time, prior to the close on the business day immediately preceding June 15, 2023, the Convertible Notes will be convertible under the following circumstances:

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

b)

During the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate on each such trading day;

c)	Upon the occurrence of specified corporate events; or

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

d)

On or after June 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1 principal amount, at the option of the holder regardless of the foregoing circumstances.

As of December 31, 2017, the Convertible Notes are not yet convertible.

As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the Convertible Notes using the effective interest method with an effective interest rate of 6.40% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the Note issuances, we allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component, totaling $5,454, are being amortized as non-cash interest expense over the term of the Convertible Notes, and offering costs attributable to the equity component, totaling $1,110, were netted with the equity component in stockholders' equity.

The Convertible Notes consisted of the following components:

	As of December 31,
	2017	2016
Debt component:
Principal	$215,000	$200,000
Less: Unamortized debt discount	(32,217)	(33,950)
Less: Unamortized debt issuance costs	(4,883)	(5,042)
Net carrying amount	$177,900	$161,008

Equity component (1)	$35,547	$33,060
(1)	Recorded in the Consolidated Balance Sheets within additional paid-in capital, net of the $1,110 issuance costs in equity.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	For the year ended
	December 31,
	2017	2016
3.375% contractual coupon	$7,232	$262
Amortization of debt discount	4,290	151
Amortization of debt issuance costs	553	19
Interest expense	$12,075	$432

Convertible Note Hedge

In connection with the pricing of the Convertible Notes in December 2016 and January 2017, we entered into convertible note hedge transactions with respect to our Class A common stock (the “Note Hedge”) with three separate counterparties.  The Note Hedge transactions in December 2016 and January 2017 resulted in an aggregate payment to the Note Hedge counterparties of $34,100 and $2,558, respectively. The Note Hedge transactions cover approximately 8.03 million shares of our Class A common stock related to the December 2016 issuance and 602,107 shares of our Class A common stock related to the January 2017 issuance, and are exercisable upon conversion of the Convertible Notes. The Note Hedge will expire on December  15, 2023, unless earlier terminated.  The Note Hedge transactions have been accounted for as part of additional paid-in capital.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Warrant Transactions

In connection with entering into the Note Hedge transactions described above, we also concurrently entered into separate warrant transactions (the “Warrants”), to sell warrants to acquire approximately 8.03 million shares of our Class A common stock in connection with the Note Hedge transaction in December 2016 and 602,107 shares of our Class A common stock in connection with the Note Hedge transaction in January 2017, both at an initial strike price of approximately $31.89 per share, which represents a premium of approximately 60.0% over the last reported sale price of our Class A common stock of $19.93 on December 12, 2016 (initial issuance date of the Convertible Notes).  The Warrant transactions in December 2016 and January 2017 resulted in aggregate proceeds of $19,460 and $1,460, respectively, from the sale of the Warrants to the counterparties.  The Warrants transactions have been accounted for as part of additional paid-in capital.

12. Income Taxes

For the years ended December 31, 2017,  2016 and 2015, the effective tax rate on income from continuing operations was 49.0%, 36.4% and 33.4%, respectively.

The components of our tax provision are as follows:

	Year Ended December 31,
	2017	2016	2015
Current taxes:
Federal	$7,785	$(1,931)	$12,107
State and local	1,313	1,210	2,537
Foreign	8,750	7,940	7,112
Deferred taxes:
Federal	13,177	11,582	(9,736)
State and local	396	560	78
Foreign	(1)	11	(16)
Total income tax expense	$31,420	$19,372	$12,082

Within the current foreign tax provision for the years ended December 31, 2017,  2016 and 2015 is $8,453,  $7,460 and $6,860, respectively, of foreign withholding taxes paid on income included within the US pre-tax book income below. The federal deferred tax provision for the year ended December 31, 2017 includes a charge of $10,878 associated with the remeasurement of our deferred tax assets due to the revised corporate tax rate as a result of the Tax Act, as defined below.

Components of income before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
United States	$62,280	$51,160	$35,306
Foreign	1,780	2,053	920
Total income before income taxes	$64,060	$53,213	$36,226

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following sets forth the difference between the provision/(benefit) for income taxes computed at the U.S. federal statutory income tax rate of 35% and that reported for financial statement purposes:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal tax at 35%	$22,421	$18,625	$12,679
State and local taxes, net of federal tax benefit	1,472	1,496	1,848
Foreign rate differential	(298)	(327)	(97)
Tax exempt interest income	(86)	(55)	(52)
Qualified production activity deduction	(1,750)	(942)	(2,077)
Unrecognized tax benefits	(146)	(248)	(447)
Meals and entertainment	317	308	284
Deferred tax asset remeasurement	10,878	—	—
Deemed repatriation transition tax	406	—	—
Excess tax benefits related to the vesting of share-based compensation	(1,604)	—	—
Other	(190)	515	(56)
Provision for income taxes	$31,420	$19,372	$12,082

The tax effects of temporary differences and net operating losses that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
	2017	2016
Deferred tax assets:
Accounts receivable	$310	$2,206
Inventory	1,696	3,273
Deferred income	8,670	18,715
Stock compensation	7,173	8,937
Net operating loss carryforward	1,195	1,160
Foreign tax credits	—	302
Investments	238	44
Intangible assets	1,673	2,650
Capitalized feature film production costs	1,316	717
Accrued liabilities and reserves	1,191	722
Federal benefit related to uncertain tax positions	103	163
Deferred tax assets, gross	23,565	38,889
Valuation allowance	(1,195)	(1,160)
Deferred tax assets, net	22,370	37,729
Deferred tax liabilities:
Property and equipment depreciation	(2,380)	(4,326)
Investments	(1,006)	(847)
Deferred tax liabilities	(3,386)	(5,173)
Total deferred tax assets, net	$18,984	$32,556

The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the vesting of restricted stock units and performance stock units of $21,457,  $13,301 and $7,694 in 2017,  2016 and 2015, respectively.

As of December 31, 2017, we had $18,984 of deferred tax assets, net, included in Non-current income tax assets in our Consolidated Balance Sheet. As of December 31, 2016, we had $32,556 of deferred tax assets, net, included in Non-current income tax

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

assets in our Consolidated Balance Sheet. The decrease in our deferred tax asset balance was driven by the remeasurement of our deferred tax assets and liabilities due to tax reform and activity in prepaid royalties relating to television contracts.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and included a variety of other changes. During the fourth quarter of 2017, the Company recorded a charge of $10,878 associated with the remeasurement of its net deferred tax assets due to the tax rate decreasing from 35% to 21%, which reduced the future benefit the Company will realize associated with these assets. Additionally, the Company recorded a charge of $406 in the fourth quarter of 2017 related to the one-time transition tax on mandatory repatriation of undistributed foreign earnings and profits per the Tax Act.

The adjustments to net deferred tax assets and the charge related to the one-time transition tax are provisional amounts estimated based on information available as of December 31, 2017 and a preliminary review of the Tax Act. These amounts are subject to revision as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates of our cumulative temporary differences, finalize the calculation of the total post-1986 earnings and profits of our foreign subsidiaries and complete our interpretations of the application of the Tax Act.

As of December 31, 2017 and 2016, we had valuation allowances of $1,195 and $1,160 respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to foreign income taxes and the resulting net operating losses in foreign jurisdictions where we have ceased operations.

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

Unrecognized Tax Benefits

For the year ended December 31, 2017, we recognized $189 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $70 of potential interest and penalties related to uncertain tax positions. For the year ended December 31, 2016, we recognized $284 of previously unrecognized tax benefits relating to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $28 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts contributed to our effective tax rate of 49.0% for the year ended December 31, 2017 as compared to 36.4% for the year ended December 31, 2016.

At December 31, 2017,  we had $389 of unrecognized tax benefits, which if recognized, would affect our effective tax rate, which is classified in Non-current income tax liabilities. At December 31, 2016, we had $487 of unrecognized tax benefits, which is classified in Non-current income tax liabilities.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2017	2016
Beginning Balance- January 1	$487	$818
Increase to unrecognized tax benefits recorded for positions taken during the current year	56	77
Decrease to unrecognized tax benefits recorded for positions taken during a prior period	—	(51)
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(154)	(357)
Ending Balance- December 31	$389	$487

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $84 of accrued interest and $45 of accrued penalties related to uncertain tax positions as of December 31, 2017 classified in Non-current income tax liabilities. At December 31, 2016, we had $192 of accrued interest and $45 of accrued penalties related to uncertain tax positions classified in Non-current income tax liabilities.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $127 within 12 months after December 31, 2017.

We file income tax returns in the United States and various state, local, and foreign jurisdictions. During 2017 and 2016, the Company settled audits with various state and local jurisdictions. We are generally subject to examination by the IRS for years ending on or after December 31, 2014. We are also subject to examination by various state and local jurisdictions for years ending on or after December 31, 2014.

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

We recorded the following incentives during the years ended December 31, 2017,  2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Television production incentives	$11,260	$12,982	$11,100
Feature film production incentives	$3,683	$1,347	$1,639

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

14. Commitments and Contingencies

We have certain commitments, including various non-cancelable operating leases for facilities and sales offices, service contracts with certain vendors and various talent, and a service agreement obligation related to WWE Network.

Future minimum payments as of December 31, 2017 under the agreements described above were as follows:

	Operating	Service Contracts	Service
	Lease	and Talent	Agreement
	Commitments	Commitments	Commitments	Total
2018	$5,026	$27,582	$6,417	$39,025
2019	4,540	19,956	—	24,496
2020	2,490	14,327	—	16,817
2021	1,590	7,164	—	8,754
2022	1,563	5,902	—	7,465
Thereafter	6,392	702	—	7,094
Total	$21,601	$75,633	$6,417	$103,651

Rent expense under operating lease commitments totaled $6,240,  $6,367 and $6,414 for the years ended December 31, 2017,  2016 and 2015, respectively.

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company has filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint.  The Company and Mr. McMahon believe that the second amended complaint fails to comply with the Court’s September 29, 2017 order and otherwise remains legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. The Company does not know if the Laurinaitis Plaintiffs and Windham Defendants submitted the affidavits required under the Court’s September 29, 2017 order. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings fail to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit. The Company intends to continue to defend itself against these lawsuits vigorously.

On August 9, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut entitled Marcus Bagwell, individually and on behalf of all others similarly situated v. World Wrestling Entertainment, Inc. The lawsuit alleges claims for breach of contract, breach of fiduciary duty, unjust enrichment and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq., principally arising from WWE’s alleged failure to pay royalties for streaming video on WWE Network. On September 7, 2016, a motion for leave to amend was filed along with a proposed amended complaint that, among other things, sought to add Scott Levy as an individual plaintiff and WCW, Inc. as a defendant. On November 4, 2016, the Court granted plaintiffs’ motion for leave to amend and plaintiffs filed their amended complaint on November 7, 2016. On December 2, 2016, the Company moved to dismiss the amended complaint. On May 5, 2017, the Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed plaintiff’s declaratory judgment, unjust enrichment and successor liability claims, as well as all claims asserted against WCW, Inc. The Court also granted plaintiffs leave to file a second amended complaint, which plaintiffs filed on May 19, 2017. Plaintiffs then sought leave to file a third amended complaint to correct certain errors by plaintiffs’ counsel, which the Court granted and plaintiffs filed their third amended complaint on June 15, 2017. The third amended complaint continues to assert claims for breach of contract, breach of

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

fiduciary duty, and violations of the Connecticut Unfair Trade Practices Act, C.G.S. §42-110a, et seq. against WWE.  Following the depositions of Plaintiffs Bagwell and Levy, Plaintiffs’ counsel advised that they intended to voluntarily dismiss Plaintiffs’ remaining claims against the Company. On December 7, 2017, the parties filed a Stipulation of Dismissal pursuant to which all of Bagwell’s and Levy’s claims were dismissed with prejudice. No money was paid by WWE in consideration for the dismissal with prejudice. On December 8, 2017, the Court granted the parties’ Stipulation of Dismissal and closed the case.

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

16. Stockholders’ Equity

Class B Convertible Common Stock

Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the years ended December 31, 2017,  2016 and 2015, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.

Dividends

We declared and paid quarterly dividends of $0.12 per share, totaling $36,854,  $36,564, and $36,345 on all Class A and Class B shares for the years ended December 31, 2017,  2016 and 2015, respectively.

17. Stock-based Compensation

Our 2016 Omnibus Incentive Plan (the “2016 Plan”) provides for the grant of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards to eligible participants as determined by the Compensation Committee of the Board of Directors. Awards may be granted under the 2016 Plan to officers, employees, consultants, advisors and independent contractors of the Company and its affiliates and to non-employee directors of the Company.

As of December 31, 2017, there were approximately 3.6 million shares available for future grants under the 2016 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs and PSUs.

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

The following tables summarize the activity of RSUs for the year ended December 31, 2017:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	356,761	$16.68
Granted	308,888	$19.60
Vested	(145,098)	$17.16
Forfeited	(54,448)	$17.75
Dividend equivalents	11,689	$18.12
Unvested at December 31, 2017	477,792	$18.33

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$3,519	$2,407	$1,706
Tax benefits realized	2,920	1,775	666
Weighted-average grant-date fair value of RSUs granted	6,054	3,825	3,288
Fair value of RSUs vested	2,490	1,580	849

As of December 31, 2017, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures, was $4,607 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following tables summarize the activity of PSUs for the year ended December 31, 2017:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	2,161,311	$16.39
Granted	550,460	$30.58
Achievement adjustment	282,662	$20.96
Vested	(897,338)	$17.05
Forfeited	(84,942)	$24.62
Dividend equivalents	41,778	$18.03
Unvested at December 31, 2017	2,053,931	$21.37

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$20,356	$15,361	$15,088
Tax benefits realized	18,538	11,525	7,028
Weighted-average grant-date fair value of PSUs granted	16,833	17,604	17,843
Fair value of PSUs vested	15,301	9,763	6,078

During the year ended December 31, 2017, we granted 550,460 PSUs which are subject to certain performance conditions.

During the year ended December 31, 2016 we granted 956,730 PSUs,  which were subject to performance conditions. During the first quarter of 2017,  it was determined that the performance conditions related to these PSUs were exceeded, which resulted in an increase of 282,662 PSUs in 2017 relating to the initial 2016 PSU grant.

As of December 31, 2017, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was $20,077 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.5 years.

Employee Stock Purchase Plan

We provide a stock purchase plan for our employees. Under the plan, all eligible regular full-time employees may contribute up to 10% of their base compensation (subject to certain income limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to Selling, general and administrative expense for the difference between the fair market value and the discounted price. During 2017,  2016 and 2015, employees purchased 72,882,  71,636 and 86,922 shares of our common stock which resulted in an expense of $276,  $331,  and $438, respectively. As of December 31, 2017,  1.6 million shares of the Company's common stock are reserved for issuance under the 2012 Employee Stock Purchase Plan.

18. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $2,341,  $2,028 and $1,947 for the years ended December 31, 2017,  2016 and 2015, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2017,  2016 or 2015.

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

We record certain costs within our Corporate and Other segment since the costs benefit the Company as a whole and are not directly attributable to our other reportable segments. These costs are presented in two categories, Corporate Support and Business Support. Corporate support expenses primarily include our corporate general and administrative functions. Business Support expenses include our sales and marketing functions, our international offices, talent development costs, including costs associated with our WWE Performance Center, and our business strategy and data analytics functions. Included in Corporate and Other are intersegment eliminations recorded in consolidation.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2017	2016	2015
Net revenues:
Network	$197,876	$180,895	$159,407
Television	270,217	241,730	231,115
Home Entertainment	8,635	13,110	13,434
Digital Media	34,479	26,937	21,448
Live Events	151,705	144,358	124,667
Licensing	52,126	49,126	48,913
Venue Merchandise	23,742	24,198	22,428
WWEShop	37,815	34,607	27,074
WWE Studios	18,618	10,094	7,082
Corporate & Other	5,746	4,161	3,200
Total net revenues	$800,959	$729,216	$658,768

Depreciation and amortization:
Network	$6,897	$6,045	$—
Television	4,756	5,026	8,955
Home Entertainment	56	20	—
Digital Media	175	342	1,254
Live Events	—	2	22
WWE Studios	—	—	8
Corporate & Other	14,166	12,976	12,521
Total depreciation and amortization	$26,050	$24,411	$22,760

OIBDA:
Network (1)	$64,176	$43,020	$48,364
Television (1)	139,446	119,814	96,967
Home Entertainment	1,624	5,249	4,624
Digital Media	10,252	4,576	4,384
Live Events	42,254	41,807	37,986
Licensing	31,119	27,430	28,795
Venue Merchandise	9,116	9,764	8,870
WWEShop	8,289	7,338	5,148
WWE Studios	(3,642)	(258)	(1,487)
Corporate & Other (2)	(201,006)	(178,688)	(172,097)
Total OIBDA	$101,628	$80,052	$61,554

Reconciliation of Total Operating Income to Total OIBDA

	Year Ended December 31,
	2017	2016	2015
Total operating income	$75,578	$55,641	$38,794
Depreciation and amortization	26,050	24,411	22,760
Total OIBDA (2)	$101,628	$80,052	$61,554

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

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year Ended December 31,
	2017	2016	2015
North America	$599,697	$539,917	$488,957
Europe/Middle East/Africa	125,639	122,728	112,326
Asia Pacific	61,568	54,699	49,348
Latin America	14,055	11,872	8,137
Total net revenues	$800,959	$729,216	$658,768

Revenues generated from the United Kingdom, our largest international market, totaled $77,485,  $78,543 and $75,653 for the years ended December 31, 2017,  2016 and 2015, respectively. The Company's property and equipment was almost entirely located in the United States at December 31, 2017 and 2016.

20. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At December 31, 2017 our largest receivable balance from customers was 16% of our gross accounts receivable. At December 31, 2016, our two largest receivable balances from customers were 17% and 15% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

21. Selected Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017	(1) (2)	(1)	(1) (2)	(1) (2) (3)
Net revenues	$188,444	$214,586	$186,325	$211,604
Cost of revenues	$109,153	$136,387	$95,233	$118,208
Net income	$888	$5,085	$21,854	$4,813
Net income per common share: basic	$0.01	$0.07	$0.28	$0.06
2016
Net revenues	$171,100	$198,994	$164,162	$194,960
Cost of revenues	$93,334	$132,020	$87,637	$117,041
Net income	$13,885	$862	$11,075	$8,019
Net income per common share: basic	$0.18	$0.01	$0.15	$0.10

(1)

Cost of revenues for the first, second, third and fourth quarters of 2017 includes impairment charges of $2,078,  $1,084,  $759 and $1,551, respectively, related to certain of our feature films. Cost of revenues for the fourth quarter of 2016 includes an impairment charge of $823 related to certain of our feature films. See Note 7, Feature Film Production Assets, for further discussion.

(2)

Net income for the third and fourth quarters of 2017 includes a benefit of $10,645 and $615, respectively, related to television production incentives. Net income for the first, third and fourth quarters of 2016 includes a benefit of $2,530,  $9,638 and $814, respectively, related to television production incentives.

(3)

Net income for the fourth quarter of 2017 includes one-time charges of $10,878 associated with the remeasurement of our net deferred tax assets and $406 related to the transition tax on mandatory repatriation of undistributed foreign earnings arising from the enactment of the Tax Act. See Note 12, Income Taxes, for further discussion.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Charges to
	Balance at	Expense/
	Beginning	Against	Deductions/	Balance at
Description	of Year	Revenues	Adjustments *	End of Year
For the Year Ended December 31, 2017
Allowance for doubtful accounts	$5,945	$537	$(5,140)	$1,342
Home video allowance for returns	2,273	6,890	(7,501)	1,662
Allowance for WWE Network refunds and chargebacks	40	353	(363)	30
For the Year Ended December 31, 2016
Allowance for doubtful accounts	$7,789	$(386)	$(1,458)	$5,945
Home video allowance for returns	2,442	7,294	(7,463)	2,273
Allowance for WWE Network refunds and chargebacks	80	402	(442)	40
For the Year Ended December 31, 2015
Allowance for doubtful accounts	$4,814	$630	$2,345	$7,789
Magazine publishing allowance for newsstand returns	299	28	(327)	—
Home video allowance for returns	2,588	10,158	(10,304)	2,442
Allowance for WWE Network refunds and chargebacks	25	855	(800)	80

*   Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of products,  as well as certain adjustments to the allowance account, including reserves for amounts due from customers that have not been recognized as revenue.