Form 10-Q
period 2018-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2018-05-03
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

At May 1, 2018 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 42,549,880 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 34,609,438.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenues	$187,721	$188,444
Operating expenses	120,061	131,384
Marketing and selling expenses	19,896	20,598
General and administrative expenses	19,675	25,605
Depreciation and amortization	6,339	6,868
Operating income	21,750	3,989
Interest expense	3,513	3,526
Investment income, net	1,510	861
Other expense, net	305	64
Income before income taxes	20,052	1,388
Provision for income taxes	5,217	500
Net income	$14,835	$888
Earnings per share: basic	$0.19	$0.01
Earnings per share: diluted	$0.18	$0.01
Weighted average common shares outstanding:
Basic	77,142	76,441
Diluted	82,453	78,181
Dividends declared per common share (Class A and B)	$0.12	$0.12

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$14,835	$888
Other comprehensive income (loss):
Foreign currency translation adjustments	(205)	45
Unrealized holding losses on available-for-sale debt securities (net of tax benefit of $188 and $22, respectively)	(595)	(36)
Total other comprehensive (loss) income	(800)	9
Comprehensive income	$14,035	$897

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,583	$137,700
Short-term investments, net	179,288	159,744
Accounts receivable (net of allowance for doubtful accounts and returns of $2,204 and $3,035, respectively)	78,517	65,245
Inventory	9,983	8,332
Prepaid expenses and other current assets	30,795	19,961
Total current assets	404,166	390,982
PROPERTY AND EQUIPMENT, NET	129,249	131,325
FEATURE FILM PRODUCTION ASSETS, NET	20,396	22,300
TELEVISION PRODUCTION ASSETS, NET	7,886	7,292
INVESTMENT SECURITIES	27,403	27,367
NON-CURRENT DEFERRED INCOME TAX ASSETS	14,010	18,984
OTHER ASSETS, NET	15,634	16,257
TOTAL ASSETS	$618,744	$614,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,663	$4,638
Accounts payable and accrued expenses	56,928	77,738
Deferred income	62,402	55,818
Total current liabilities	123,993	138,194
LONG-TERM DEBT	29,783	30,958
CONVERTIBLE DEBT	179,167	177,900
NON-CURRENT INCOME TAX LIABILITIES	470	519
NON-CURRENT DEFERRED INCOME	9,710	13,977
Total liabilities	343,123	361,548
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 42,540,288 and 42,498,452 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	426	425
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 34,609,438 and 34,609,438 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	346	346
Additional paid-in capital	430,008	422,208
Accumulated other comprehensive income	1,571	2,371
Accumulated deficit	(156,730)	(172,391)
Total stockholders’ equity	275,621	252,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$618,744	$614,507

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2017	42,498	$425	34,609	$346	$422,208	$2,371	$(172,391)	$252,959
Cumulative effect of adopting ASC 606	—	—	—	—	—	—	10,086	10,086
Net income	—	—	—	—	—	—	14,835	14,835
Other comprehensive income	—	—	—	—	—	(800)	—	(800)
Stock issuances, net	42	1	—	—	725	—	—	726
Cash dividends declared	—	—	—	—	2	—	(9,260)	(9,258)
Stock-based compensation	—	—	—	—	7,073	—	—	7,073
Balance, March 31, 2018	42,540	$426	34,609	$346	$430,008	$1,571	$(156,730)	$275,621

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$14,835	$888
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	2,211	2,731
Amortization of television production assets	3,149	5,616
Depreciation and amortization	7,916	8,534
Services provided in exchange for equity instruments	(767)	(722)
Other amortization	1,568	1,543
Stock-based compensation	7,073	6,615
Provision for deferred income taxes	2,043	44
Other non-cash adjustments	(41)	222
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(2,472)	(388)
Inventory	(1,651)	(924)
Prepaid expenses and other assets	(12,000)	(8,860)
Feature film production assets	(370)	(3,472)
Television production assets	(4,472)	(3,229)
Accounts payable, accrued expenses and other liabilities	(25,089)	(14,386)
Deferred income	10,689	8,825
Net cash provided by operating activities	2,622	3,037
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(4,452)	(4,351)
Purchases of short-term investments	(39,103)	(61,285)
Proceeds from sales and maturities of short-term investments	18,498	11,020
Net cash used in investing activities	(25,057)	(54,616)
FINANCING ACTIVITIES:
Repayment of long-term debt	(1,150)	(1,125)
Dividends paid	(9,258)	(9,174)
Proceeds from borrowings under credit facilities	—	1,383
Proceeds from borrowings on convertible notes, net of issuance costs	—	14,534
Proceeds from issuance of warrants	—	1,460
Purchase of convertible note hedge	—	(2,558)
Taxes paid related to net settlement upon vesting of equity awards	(24)	(17)
Proceeds from issuance of stock	750	721
Net cash (used in) provided by financing activities	(9,682)	5,224
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,117)	(46,355)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,700	211,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,583	$165,621
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$2,078	$2,443

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.

We are an integrated media and entertainment company, principally engaged in the production and distribution of content through various channels, including our premium over-the-top WWE Network, content rights agreements, pay-per-view event programming, filmed entertainment, live events,  licensing of various WWE themed products, and the sale of consumer products featuring our brands.  Our operations are organized around the following principal activities:

Media:

•

The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships.

Live Events:

•

Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, as well as the sale of travel packages associated with the Company’s global live events.

Consumer Products:

•

The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

In our prior reports filed with the Securities Exchange Commission ("SEC") through fiscal year 2017, we presented ten reportable segments consisting of Network, Television, Home Entertainment, Digital Media, Live Events, Licensing, Venue Merchandise, WWEShop, WWE Studios and Corporate and Other. Effective January 1, 2018, we present three reportable segments consisting of our Media, Live Events and Consumer Products segments as described above. See Note 3, Segment Information, for further details on our reportable segments.

In connection with the revisions to its reportable segments, the Company revised certain expense captions presented on the Consolidated Statements of Operations. Previously, we presented Cost of revenues and Selling, general and administrative expenses. Effective in 2018, we present Operating expenses, Marketing and selling expenses and General and administrative expenses. See Note 2, Significant Accounting Policies, for further details.

Information presented for the three months ended March 31, 2017 included in the consolidated financial statements herein and elsewhere in this Quarterly Report has been revised to conform to the current period presentation. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

2. Significant Accounting Policies

Our significant accounting policies are detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to Note 4, Revenues, for revisions made to our revenue recognition policies resulting from our adoption of the new revenue recognition standard starting in 2018. The new revenue recognition standard primarily impacted the timing of our consumer product licensing and film distribution revenues where the Company had previously recorded revenues on a lag upon the receipt of licensing royalty statements and film participation statements. In addition to revising our policies for licensing and film distribution revenues, conforming wording changes were made to certain of our revenue recognition policies to align with the language in the new revenue recognition standard.

We also amended our income tax policy to specify the Company’s accounting treatment of taxes on Global Intangible Low-taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.

Operating Expenses

Operating expenses consist of our production costs associated with developing our content, costs associated with operating our WWE Network, building rental and related costs associated with the staging of our live events, compensation costs for our talent, and material and related costs associated with our consumer product merchandise sales. In addition, operating expenses include certain business operating support function costs, including our talent development, data analytics, data engineering, business strategy and real estate and facilities functions, as these activities directly support the operations of our segments.

Included within Operating expenses are the following:

	Three Months Ended
	March 31,
	2018	2017
Amortization and impairment of feature film assets	$2,211	$2,731
Amortization of television production assets	3,149	5,616
Amortization of WWE Network content delivery and technology assets	1,574	1,664
Total amortization and impairment included in operating expenses	$6,934	$10,011

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Marketing and Selling Expenses

Marketing and selling expenses consist of costs associated with the promotion and marketing of our services and products. These expenses include sponsorship and advertising costs, and the costs associated with our sales and marketing functions,  creative services functions and our international offices.

General and Administrative Expenses

General and administrative expenses include costs associated with our corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these costs to its business segments, as they do not directly relate to revenue generating activities.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of the enactment of the Tax Act. The new guidance also includes disclosure requirements regarding an entity’s accounting policy for releasing income tax effects from accumulated other comprehensive income. The new guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2019 for the Company), including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company has elected to early adopt the new guidance during the first quarter of 2018 and elected not to reclassify any stranded tax effects due to the insignificance of the amount remaining in accumulated other comprehensive income. Therefore, the adoption of the new guidance had no impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting,” which provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. In summary, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The amendments are applied prospectively to awards modified on or after the adoption date. The new guidance was adopted on January 1, 2018 with no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business.” The amendments in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017. The new standard is applied prospectively to transactions occurring on or after the adoption date and no disclosures are required at transition. The new guidance was adopted on January 1, 2018 with no impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. The amendments in the ASU should be applied using a retrospective transition method to each period presented. The new guidance was adopted on January 1, 2018 and did not impact current period or prior period presented cash flow statements and had no impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will supersede the existing guidance for lease accounting. This new standard will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which for the Company will be effective for the fiscal year beginning January 1, 2019. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. While we are evaluating the impact that the new guidance will have on our consolidated financial statements, we currently expect a gross-up of our consolidated balance sheet as we recognize right of use assets and lease liabilities. The extent of such gross-up remains to be determined once we complete a review of our existing lease contracts (we are primarily a lessee) and service contracts, which may contain embedded leases.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” as amended by ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” issued in February 2018. The new guidance requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income. The Company's current available-for-sale securities are invested primarily in debt

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

securities which are not subject to the new guidance, therefore, we will continue to record any unrealized gains or losses on these available-for-sale debt securities through accumulated other comprehensive income.  The new guidance also no longer allows the use of the cost method of accounting for equity securities without readily determinable fair values. However, for equity investments without readily determinable fair values, entities may elect a measurement alternative to fair value that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The new guidance was adopted on January 1, 2018 and the Company has elected to use the measurement alternative to measure our equity investments without readily determinable fair values and this guidance was applied prospectively. For the three months ended March 31, 2018, there were no observable price change events that were completed related to our equity investments without readily determinable fair values.  During the first quarter of 2018, the FASB provided clarifying guidance on the application of ASU 2016-01 through the issuance of ASU No. 2018-03. Among other things, the amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. The amendment also clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  ASU No. 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018 with early adoption permitted so long as ASU No. 2016-01 has been adopted.  The Company has elected to early adopt the clarifying amendments in ASU No. 2018-03 as of January 1, 2018 and will apply the clarifying amendments to all interim periods within 2018. The adoption of the clarifying amendments had no impact to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. During 2016, the FASB issued additional interpretive guidance relating to the standard which covered the topics of principal versus agent considerations and identifying performance obligations and licensing.  The standard along with the subsequent clarifications issued are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The new revenue guidance under Topic 606 was adopted on January 1, 2018 using the modified retrospective transition method. Under this transition method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings on January 1, 2018. The comparative information presented has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 4, Revenues, for further details.

3. Segment Information

In the first quarter of 2018, the Company revised its reportable segments to better reflect the way the Company now manages its business, including resource allocation and assessment. Over the past several years, the Company has evolved its business model, with an increasing share of revenue coming from the monetization of the Company’s video content across digital and direct-to-consumer platforms. As the business model evolved, management’s analysis of its business segment results and the decisions on resource allocations to its business segments also changed. These changes necessitated a change in the Company’s segment reporting to align with management’s operational view. To reflect management’s revised perspective, as discussed in Note 1, effective on January 1, 2018, the Company now classifies its operations into three reportable segments: Media, Live Events and Consumer Products. Segment information is prepared on the same basis that our chief operating decision maker manages the segments, evaluates financial results, and makes key operating decisions.

Additionally, as part of the segment changes, certain business support functions including sales and marketing, our international offices, talent development and other business support functions previously reported in our Corporate and Other segment are now allocated to the three reportable segments based primarily on a percentage of revenue contribution. The remaining unallocated corporate expenses largely relate to corporate functions such as finance, legal, human resources, facilities and information technology. The Company does not allocate these costs to its business segments, as they do not directly relate to revenue generating activities. These unallocated corporate expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown. Revenues from transactions between our operating segments are not material.

Beginning in the first quarter of 2018, the Company also changed its primary measure of segment performance from operating income before depreciation and amortization (“OIBDA”) to Adjusted OIBDA. The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes amortization expenses directly related to our revenue generating activities, including feature film and television production asset amortization, as well as the amortization of costs related to content delivery and technology assets

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

utilized for our WWE Network. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources.  Additionally, we believe that Adjusted OIBDA provides a meaningful representation of operating cash flows generated by our segments, and is a primary measure used by media investors, analysts and peers for comparative purposes. The Company revised its financial information and disclosures for prior periods to reflect the segment disclosures as if the current measure of segment performance, Adjusted OIBDA, had been in effect throughout the periods presented.

We do not disclose assets by segment information. In general, assets of the Company are leveraged across its reportable segments and we do not provide assets by segment information to our chief operating decision maker, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment.

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended
	March 31,
	2018	2017
Net revenues:
Media	$133,373	$121,242
Live Events	30,770	32,096
Consumer Products	23,578	35,106
Total net revenues	$187,721	$188,444

Adjusted OIBDA:
Media	$43,569	$25,137
Live Events	3,605	4,456
Consumer Products	6,869	15,209
Corporate	(18,881)	(19,666)
Total Adjusted OIBDA	$35,162	$25,136

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended
	March 31,
	2018	2017
Total operating income	$21,750	$3,989
Depreciation and amortization	6,339	6,868
Stock-based compensation	7,073	6,615
Other adjustments (1)	—	7,664
Total Adjusted OIBDA	$35,162	$25,136

(1)

Other adjustments for the three months ended March 31, 2017 include $5,586 of non-recurring legal matters and other contractual obligations, and $2,078 of certain impairment charges related to our feature films.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

4. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted the new revenue recognition standard pursuant to ASC Topic 606 to all contracts using the modified retrospective method.  The most significant impact relates to the acceleration in the timing of revenue recognition of our consumer product licensing and film distribution revenues. The licensing and film distribution revenues historically have not comprised a significant percentage of total consolidated revenues. In 2017, 2016 and 2015, total consumer product licensing and film distribution revenues represented 8.8%,  8.1% and 8.5% of total consolidated revenues, respectively. Prior to the adoption of the new revenue standard in 2018, we recorded revenues from our consumer product licensing arrangements and film distribution arrangements on a lag upon the receipt of statements from the licensee and/or film distributor. Under the new revenue recognition standard, revenues are recorded based on best estimates available in the period of sales or usage. Financial statements presented for the reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts presented are not adjusted and continue to be reported in accordance with our historical accounting under ASC Topic 605, Revenue Recognition. We do not expect the adoption of the new revenue standard to have a material impact to our annual consolidated financial statements on an ongoing basis, however, it will likely impact the revenues recorded in a specific quarter as compared to previously reported periods due to the lag reporting that was previously used in our consumer product licensing and film distribution arrangements.

Under the modified retrospective transition method, we recorded a net cumulative effect adjustment of $10,086 as an increase to opening retained earnings as of January 1, 2018. The cumulative effect impact of adopting Topic 606 related primarily to our consumer product licensing revenues.

The impact to our Consolidated Statements of Operations for the three months ended March 31, 2018 as a result of applying ASC Topic 606 was a decrease to our Net revenues, Operating expenses and Operating income of $10,309,  $3,106 and $7,203, respectively. The impact to our Consolidated Balance Sheet as of March 31, 2018 as a result of applying ASC Topic 606 was a decrease to our accumulated deficit and total liabilities of $4,575 and $2,295, respectively, and an increase to total assets of  $2,280.

Revenue Recognition Policies

Under ASC Topic 606, a majority of our sales revenue continues to be recognized when products are shipped or as services are performed and was not materially impacted by the adoption of the new revenue recognition standard. Revenues are generally recognized when control of the promised goods or services is transferred to our customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. Our revenues do not include material amounts of variable consideration. The variable consideration contained in our contracts relate primarily to sales or usage-based royalties earned on consumer product licensing contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. As it relates to our Consumer Products segment, the Company accounts for shipping and handling activities as fulfillment activities.

We derive our revenues principally from the following sources: (i) content rights fees associated with the distribution of WWE’s media content, (ii) subscriptions to WWE Network, (iii) fees for viewing our pay-per-view programming, (iv) feature film distribution, (v) advertising and sponsorship sales, (vi) live event ticket sales, (vii) consumer product licensing royalties from the sale by third-party licensees of WWE branded merchandise, (viii) direct-to-consumer sales of merchandise at our live event venues, and (ix) direct-to-consumer sales of our merchandise through eCommerce platforms. The below describes our revenue recognition policies in further detail for each major revenue source of the Company.

•	Content rights fees:

Rights fees received from distributors of our programming, both domestically and internationally, are recorded when the program (functional intellectual property) has been delivered and control has been transferred to the distributor and the license period has begun. Any advance payments received from the distributors are deferred upon collection and recognized into revenue as content is delivered. Our typical distribution agreement is between one and five years in length and frequently provides for contractual increases over its term.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

•	WWE Network Subscriptions:

Revenues from the sale of subscriptions to WWE Network are recognized ratably over each paid monthly membership period. Deferred revenues consist of subscription fees billed to members that have not been recognized and gift memberships that have not been redeemed.

•	Pay-per-view programming:

Revenues from our pay-per-view programming are recorded when the event is aired/performed and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. These estimates are updated each reporting period based on the latest information available.

•	Feature film distribution:

We partner with distributors to co-distribute our films. In these arrangements, the third-party distribution partners control the distribution and marketing of our co-distributed films, and as a result, we recognize revenue on a net basis after the third-party distributor recoups distribution fees and expenses. An estimate of film distribution revenues is recorded in the period the films are exploited and exhibited based on best available information and final adjustments to the estimated amounts are recorded when final statements are received. The estimates are derived from the best available recent information of film performance from our distributors and represents the most likely amount of revenues expected. In certain arrangements, where worldwide film rights and interests are licensed in perpetuity to third-party distribution partners, we recognize revenue upon delivery and transfer of control of the completed film to the third-party.

•	Advertising and sponsorships:

Through our sponsorship packages, we offer advertisers a full range of our promotional vehicles, including online and print advertising, on-air announcements and special appearances by our Superstars. We allocate the transaction price to all performance obligations contained within a sponsorship and advertising arrangement based upon their relative standalone selling price. Standalone selling prices are determined generally based on a rate card used to determine pricing for individual components. Revenues are recognized as each performance obligation is satisfied, which generally occurs when the sponsorship and advertising is aired, exhibited, performed or played on the applicable WWE platform. We are generally the principal in our advertising and sponsorship arrangements because we control the advertising and sponsorship inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising and sponsorship inventory and being primarily responsible to our customers.

•	Live event ticket sales:

Revenues from our live event ticket sales are recognized upon the occurrence of the related live event.

•	Consumer product licensing royalties:

Licensing revenues consist principally of royalties or license fees related to various WWE themed products, such as video games, toys and apparel, which are created using WWE brands and marks (symbolic intellectual property). Revenues from our licensed products are recognized in the period of the underlying product sales based on estimates from licensees and adjustments to the estimated amounts are recorded when final statements are received. The estimates are derived from the best available recent information from our licensees of underlying sales performance and represents the most likely amount of revenues expected. Any upfront license fees or minimum guarantees received from the licensee are deferred upon collection and recognized into revenue over the contract term as the amounts are earned.

•	Direct-to-consumer venue merchandise sales:

Direct-to-consumer merchandise sales consist of sales of merchandise at our live events. Revenues are recognized at the point of sale, as control is transferred to the customer.

•	Direct-to-consumer eCommerce sales:

Direct-to-consumer eCommerce revenues consist of sales of merchandise on our websites, including through our WWEShop Internet storefront and on distribution platforms, including Amazon. Revenues are recognized at a point in time, as control is transferred to the customer upon shipment.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Payment Terms

Our revenues do not include material amounts of variable consideration, other than the sale or usage-based royalties earned related to our consumer product licensing and certain other content rights contracts. Our payment terms vary by the type of products or services offered, and may be subject to contractual payment terms, which may include advance payment requirements. The time between invoicing and when payment is due is not significant, generally within 30 to 60 days. We have elected the practical expedient to not adjust the total consideration within a contract to reflect a financing component when the duration of the financing is one year or less. Our contracts do not generally include a significant financing component. Our contracts with customers do not generally result in significant obligations associated with returns, refunds or warranties.

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2018	2017
Net revenues:
Media Segment:
Network (including pay-per-view)	$46,752	$45,390
Core content rights fees (1)	65,505	59,185
Advertising and sponsorships	12,232	9,381
Other (2)	8,884	7,286
Total Media Segment net revenues	133,373	121,242
Live Events Segment:
North American ticket sales	29,802	30,064
International ticket sales	—	1,509
Advertising and sponsorships	152	369
Other (3)	816	154
Total Live Events Segment net revenues	30,770	32,096
Consumer Products Segment:
Consumer product licensing	9,267	20,097
eCommerce	8,460	7,921
Venue merchandise	5,851	7,088
Total Consumer Products Segment net revenues	23,578	35,106
Total net revenues	$187,721	$188,444

(1)

Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown Live, through global broadcast, pay television and digital platforms.

(2)

Other revenues within our Media segment reflect revenues earned from the distribution of other content, including, but not limited to, scripted,  reality and other in-ring programming, as well as theatrical and direct-to-home video releases.

(3)	Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing.

Except for our WWE Network subscriptions revenues, which are recorded over time during the subscription term and our consumer product licensing revenues which are recorded over time during the licensing period, our other revenue streams identified in the table above are generally recognized at a point-in-time when the performance obligations are satisfied.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Remaining Performance Obligations

As of March 31, 2018, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $639,542, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2018 through 2024. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2018 through 2022. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2018 through 2021. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable). The Company does not have any material unbilled receivables, therefore, does not have any contract assets, only accounts receivable as disclosed on the face of our consolidated balance sheet.

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements.  The Company’s deferred revenue (i.e. contract liabilities) as of March 31, 2018 and December 31, 2017 is reported on the face of our Consolidated Balance Sheets.

The increase in the deferred revenue balance for the three months ended March 31, 2018 of $2,317 is primarily driven by cash payments received or due in advance of satisfying our performance obligations.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marking and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $2,922 and $2,242 at March 31, 2018 and December 31, 2017, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. During the three months ended March 31, 2018 and 2017, the amount of amortization was $320 and $320, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income	$14,835	$888

Weighted average basic common shares outstanding	77,142	76,441
Dilutive effect of restricted and performance stock units	1,969	1,737
Dilutive effect of convertible debt instruments	3,338	—
Dilutive effect of employee share purchase plan	4	3
Weighted average dilutive common shares outstanding	82,453	78,181

Earnings per share:
Basic	$0.19	$0.01
Diluted	$0.18	$0.01

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	2,524	—
Outstanding restricted and performance stock units	699	557

Effect of Convertible Notes and Related Convertible Note Hedge and Warrants

In connection with the issuance of the Convertible Notes, the Company entered into Convertible Note Hedge and Warrant transactions as described further in Note 14, Convertible Debt. The collective impact of the Convertible Note Hedge and Warrants effectively eliminates any economic dilution that may occur from the actual conversion of the Convertible Notes between the conversion price of $24.91 per share and the strike price of the Warrants of $31.89 per share.

For purposes of calculating diluted earnings per share, prior to conversion, we include in the denominator of our diluted earnings per share calculation, the effect of any additional shares that may be issued if our common stock price exceeds $24.91 per share using the treasury stock method. In addition, if the average price of our common stock exceeds the strike price of the Warrants of $31.89 per share, we will also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive. The convertible notes due 2023 had a  $0.01 per share impact on diluted earnings per share for the three months ended March 31, 2018, as the average price of our common stock exceeded the conversion price of $24.91 per share during the period. There was no impact on diluted earnings per share during the three months ended March 31, 2017.

6. Stock-based Compensation

Our 2016  Omnibus Incentive Plan (the “2016 Plan”) provides for the grant of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards to eligible participants as determined by the Compensation Committee of the Board of Directors. Awards may be granted as incentives and rewards to encourage officers, employees, consultants, advisors and independent contractors of the Company and its affiliates and to non-employee directors of the Company to participate in our long-term success.

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs and the Company's qualified employee stock purchase plan, totaled $7,073 and $6,615 for the three months ended March 31, 2018 and 2017, respectively.

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

The following table summarizes the RSU activity during the three months ended March 31, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	477,792	$18.33
Granted	177,095	$36.07
Vested	(1,929)	$15.79
Forfeited	(4,637)	$19.04
Dividend equivalents	2,108	$23.18
Unvested at March 31, 2018	650,429	$23.18

Performance Stock Units

The Company grants performance stock units (“PSUs”) to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically three and one-half years. Until the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions.  Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.  Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock.  The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

The following table summarizes the PSU activity during the three months ended March 31, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	2,053,931	$21.37
Granted	369,996	$36.01
Achievement adjustment	100,753	$33.84
Forfeited	(38,431)	$28.09
Dividend equivalents	6,902	$22.66
Unvested at March 31, 2018	2,493,151	$24.61

During the three months ended March 31, 2018,  we granted 369,996 PSUs,  which are subject to certain performance conditions.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

During the year ended December 31, 2017, we granted 550,460 PSUs,  which were subject to performance conditions.  During the first quarter of 2018,  it was determined that the performance conditions related to these PSUs were exceeded, which resulted in an increase of 100,753 PSUs in 2018 relating to the initial 2017 PSU grant.

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

During the first quarter of 2018, the Compensation Committee approved certain agreements to grant PSUs with a market condition (“PSU-TSRs”) where vesting is conditioned upon the total shareholder return performance of the Company’s stock relative to the performance of a peer group over five distinct performance periods from 2018 through 2024. The grant date fair value of the award was calculated using a Monte-Carlo simulation model which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and peer group companies using certain assumptions, including the stock price of WWE and those of the peer group, stock price volatility, the risk-free interest rate, correlation coefficients, and expected dividend yield. The grant date fair value of the award totaled $16,168 which will be amortized as compensation cost over the requisite service period using the graded vesting method.

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2018	2017
Land, buildings and improvements	$135,379	$134,052
Equipment	100,221	98,245
Corporate aircraft	31,277	31,277
Vehicles	905	905
	267,782	264,479
Less: accumulated depreciation and amortization	(138,533)	(133,154)
Total	$129,249	$131,325

Depreciation expense for property and equipment totaled $6,101 and $6,429 for the three months ended March 31, 2018 and 2017, respectively.

8. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	March 31,	December 31,
	2018	2017
In release	$14,467	$15,869
Completed but not released	1,533	2,211
In production	3,702	3,107
In development	694	1,113
Total	$20,396	$22,300

Approximately 32% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 66% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production assets within four years as we receive revenues associated with television distribution of our licensed films. During the three months ended March 31, 2018 and 2017, we amortized $842 and $653, respectively, of feature film production assets.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

We currently have two films designated as “Completed but not released” and have two films “In production.” We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three months ended March 31, 2018, we expensed $444 related to previously capitalized development costs related to abandoned projects. We did not incur any comparable expenses during the three months ended March 31, 2017.

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

We recorded impairment charges of $925 and $2,078 related to our feature films during the three months ended March 31, 2018 and 2017, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

9. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	March 31,	December 31,
	2018	2017
In release	$4,290	$3,765
In production	3,596	3,527
Total	$7,886	$7,292

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

Amortization of television production assets consisted of the following:

	Three Months Ended
	March 31,
	2018	2017
WWE Network programming	$231	$2,609
Television programming	2,918	3,007
Total	$3,149	$5,616

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the three months ended March 31, 2018 and 2017, we did not record any impairments related to our television production assets.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	March 31,	December 31,
	2018	2017
Equity method investment	$14,700	$14,664
Equity investments without readily determinable fair values	12,703	12,703
Total investment securities	$27,403	$27,367

Equity Method Investment

In March 2015, WWE and Authentic Brands Group (“ABG”) formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout. The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG.  To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Investment income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities.  The Company did not record any impairment charges related to our investment in Tapout during the three months ended March 31, 2018 and 2017.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Net equity method earnings from Tapout	$379	$455
Net dividends received from Tapout	(343)	(353)
Equity in earnings of affiliate, net of dividends received	$36	$102

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the three months ended March 31, 2018 and 2017, we recorded revenues of $767 and $722, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of March 31, 2018 was $4,990, and was included in Deferred Income and Non-Current Deferred Income for $2,760 and $2,230, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $4,990 as of March 31, 2018. Creditors of Tapout do not have recourse against the general credit of the Company.

Equity Investments Without Readily Determinable Fair Values

We evaluate our equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. Beginning in 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. Refer to Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three months ended March 31, 2018 and 2017. In addition, there were no observable price changes events that were completed during the three months ended March 31, 2018.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	As of March 31, 2018				As of December 31, 2017
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$66,552	$—	$(680)	$65,872	$73,169	$—	$(479)	$72,690
Corporate bonds	78,329	—	(817)	77,512	58,003	—	(329)	57,674
Municipal bonds	14,148	—	(94)	14,054	17,538	7	(99)	17,446
Government agency bonds	22,015	—	(165)	21,850	12,007	—	(73)	11,934
Total	$181,044	$—	$(1,756)	$179,288	$160,717	$7	$(980)	$159,744

We classify the investments listed in the above table as available-for-sale debt securities. Such investments consist of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds.  These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on such securities are reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

As of March 31, 2018, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	2 months - 3 years
Corporate bonds	1 month - 5 years
Municipal bonds	2 months - 2 years
Government agency bonds	1 month - 4 years

The following table summarizes the short-term investment activity:

	Three Months Ended
	March 31,
	2018	2017
Proceeds from sales and maturities of short-term investments	$18,498	$11,020
Purchases of short-term investments	$39,103	$61,285

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Level 1-	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2-	Inputs other than quoted prices in active markets for similar assets and liabilities that are directly or indirectly observable; or
Level 3-	Unobservable inputs, such as discounted cash flow models or valuations, in which little or no market data exists.

The following assets are required to be measured at fair value on a recurring basis and the classification within the hierarchy was as follows:

	Fair Value at March 31, 2018				Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$65,872	$—	$65,872	$—	$72,690	$—	$72,690	$—
Corporate bonds	77,512	—	77,512	—	57,674	—	57,674	—
Municipal bonds	14,054	—	14,054	—	17,446	—	17,446	—
Government agency bonds	21,850	—	21,850	—	11,934	—	11,934	—
Total	$179,288	$—	$179,288	$—	$159,744	$—	$159,744	$—

Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid nature. The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable, and accounts payable approximate fair value because of the short-term nature of such instruments.

We have classified our investment in U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds, which collectively are investments in available-for-sale debt securities, within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are valued based on model-driven valuations. A third-party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our corporate bond, U.S. Treasury securities, municipal bond and government agency bond investments. The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value investments during the periods presented.

The fair value measurements of our equity investments without readily determinable fair value are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value.  Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Beginning in 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. Refer to Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these assets and there were no observable pricing events during the three months ended March 31, 2018.  During the three months ended March 31, 2017, there were no impairments recorded.

The Company's long-lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment and television production assets during the three months ended March 31, 2018 and 2017. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the three months ended March 31, 2018 and 2017, the Company recorded impairment charges of $925 and $2,078 on feature film production assets based upon fair value measurements of $899 and $2,237, respectively. See Note 8,  Feature Film Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third-party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At March 31, 2018, the face amount of the mortgage loan and promissory note approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of March 31, 2018 and December 31, 2017, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$181,541	$183,902	$182,661	$182,783
(1)	The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2018	2017
Trade related	$7,985	$12,727
Staff related	6,499	7,980
Management incentive compensation	5,005	21,556
Talent related	5,994	5,356
Accrued WWE Network related expenses	2,966	2,633
Accrued event and television production	7,193	7,929
Accrued legal and professional	5,973	5,182
Accrued purchases of property and equipment	2,078	2,334
Accrued film liability	2,436	1,993
Accrued other	10,799	10,048
Total	$56,928	$77,738

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The decrease in accrued expenses is primarily due to the payout of the Company’s fiscal 2017 bonus and the timing of accounts payable.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

13.  Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	March 31,	December 31,
	2018	2017
Current portion of long-term debt:
Aircraft financing	$4,663	$4,638

Long-term debt:
Aircraft financing	$6,783	$7,958
Mortgage	23,000	23,000
Total long-term debt	$29,783	$30,958

Total	$34,446	$35,596

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

Credit Facility

Revolving Credit Facility

In December 2016, in connection with the issuance of the Convertible Notes, as defined below, the Company entered into an amended and restated $100,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of July 29, 2021.  Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of March 31, 2018, the LIBOR-based rate plus margin was 3.81%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.30% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of March 31, 2018, the Company was in compliance with the Revolving Credit Facility and had available debt capacity under the terms of the Revolving Credit Facility of $100,000. As of March 31, 2018 and December 31, 2017, there were no amounts outstanding under the Revolving Credit Facility.

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

Effective April 1, 2018,  the Convertible Notes are convertible pursuant to item (a) noted above. As of March 31, 2018, no actual conversions have occurred to date.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The Convertible Notes consisted of the following components:

	As of
	March 31,	December 31,
	2018	2017
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(31,098)	(32,217)
Less: Unamortized debt issuance costs	(4,735)	(4,883)
Net carrying amount	$179,167	$177,900

Equity component (1)	$35,547	$35,547
(1)	Recorded in the Consolidated Balance Sheets within additional paid-in capital, net of the $1,110 issuance costs in equity.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended
	March 31,
	2018	2017
3.375% contractual coupon	$1,814	$1,790
Amortization of debt discount	1,119	1,036
Amortization of debt issuance costs	148	132
Interest expense	$3,081	$2,958

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees.  We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At March 31, 2018, our largest receivable balance from customers was 29% of our gross accounts receivable. At December 31, 2017,  our largest receivable balance from customers was 16% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

16. Income Taxes

As of March 31, 2018, we had $14,010 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.  As of December 31, 2017, we had $18,984 of deferred tax assets, net, included in Non-current income tax assets in our Consolidated Balance Sheets.

The Tax Act, which was enacted in December 2017,  reduces the U.S. federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, and creates a territorial-style taxing system.  The Tax Act also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and creates new taxes on certain types of foreign earnings.  We are subject to the provisions of FASB ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted.  In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one-year measurement period which is similar to the measurement period used when accounting for business combinations.

As of March 31, 2018, we have not completed our accounting for all the tax effects associated with the enactment of the Tax Act. However, we have made a reasonable estimate of (a) the effects on our existing deferred tax balances, (b) the one-time transition tax, (c) global intangible low-taxed income and (e) foreign-derived intangible income.

We continue to gather additional information related to the transition tax estimates and deferred tax estimates to more precisely compute the transition tax and remeasurement of deferred taxes. We anticipate additional Internal Revenue Service guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.

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

17. Film and Television Production Incentives

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

We recorded $15 and $460 of feature film production incentives during the three months ended March 31, 2018 and 2017, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

18. Commitments and Contingencies

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint.  The Company and Mr. McMahon believe that the second amended complaint fails to comply with the Court’s September 29, 2017 order and otherwise remains legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. The Company does not know if the Laurinaitis Plaintiffs and Windham Defendants submitted the affidavits required under the Court’s September 29, 2017 order. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings fail to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit. The Company intends to continue to defend itself against these lawsuits vigorously.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims. By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

19. Subsequent Events

On April 3, 2018, the Company entered into a transaction with Alpha Entertainment LLC (“Alpha”), an  entity controlled by Vincent K. McMahon, granting Alpha rights to launch a professional football league under the name “XFL”. Alpha has announced that it expects that this launch will occur in early 2020. Under these agreements, WWE received, among other things, a minority equity interest in Alpha without payment by, or other financial obligation on the part of, WWE.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Our operations are organized around the following principal activities:

Media:

•

The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships.

Live Events:

•

Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, as well as the sale of travel packages associated with the Company’s global live events.

Consumer Products:

•

The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

Results of Operation

In the first quarter of 2018, the Company revised its reportable segments to better reflect the way the Company now manages its business, including resource allocation and assessment. Over the past several years, the Company has evolved its business model, with an increasing share of revenue coming from the monetization of the Company’s video content across digital and direct-to-consumer platforms. As the business model evolved, management’s analysis of its business segment results and the decisions on resource allocations to its businesses has also changed. These changes necessitated a change in the Company’s segment reporting to align with management’s operational view. To reflect management’s revised perspective, as discussed in Note 1, effective on January 1, 2018, the Company now classifies its operations into three reportable segments: Media, Live Events and Consumer Products.  Segment information is prepared on the same basis that our chief operating decision maker manages the segments, evaluates financial results, and makes key operating decisions.

Additionally, as part of the segment changes, certain business support functions including sales and marketing, international, talent development and other business support functions previously reported in our Corporate and Other segment are now allocated to the three reportable segments based primarily on a percentage of revenue contribution. The remaining unallocated corporate expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these costs to its business segments, as they do not directly relate to revenue generating activities. These unallocated corporate expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown. Revenues from transactions between our operating segments are not material.

In connection with the segment changes noted above, beginning in the first quarter of 2018, the Company also changed its primary measure of segment performance from operating income before depreciation and amortization (“OIBDA”) to Adjusted OIBDA. The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes amortization expenses directly related to the Company’s revenue generating activities, including feature film and television production asset amortization, as well as the amortization of costs related to content delivery and technology assets utilized for our WWE Network. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources.  Additionally, we believe that Adjusted OIBDA provides a meaningful representation of operating cash flows generated by our segments, and is a primary measure used by media investors, analysts and peers for comparative purposes.

Adjusted OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. A limitation of Adjusted OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business. Additionally, Adjusted OIBDA excludes stock-based compensation, a non-cash expense that may vary between periods with limited correlation to underlying operating performance, as well as other non-recurring material items. Adjusted OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. See Note 3, Segment Information, in the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income for the periods presented.

Financial information and disclosures for prior periods have been revised to conform to the current period presentation. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented.

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	March 31,		Increase
	2018	2017	(decrease)
Net revenues
Media	$133.4	$121.2	10%
Live Events	30.8	32.1	(4)%
Consumer Products	23.5	35.1	(33)%
Total net revenues (1)	187.7	188.4	(0)%
Operating expenses
Media	79.9	88.1	(9)%
Live Events	24.2	24.4	(1)%
Consumer Products	15.9	18.9	(16)%
Total operating expenses (2)	120.0	131.4	(9)%
Marketing and selling expenses
Media	14.5	14.8	(2)%
Live Events	3.7	4.0	(8)%
Consumer Products	1.7	1.7	—%
Total marketing and selling expenses	19.9	20.5	(3)%
General and administrative expenses (3)	19.7	25.6	(23)%
Depreciation and amortization	6.3	6.9	(9)%
Operating income	21.8	4.0	443%
Interest expense	3.5	3.5	—%
Investment and other income, net	1.8	0.9	100%
Income before income taxes	20.1	1.4	1,336%
Provision for income taxes	5.3	0.5	960%
Net income	$14.8	$0.9	1,544%
(1)

Our consolidated net revenues remained flat in the current year quarter as compared to the prior year quarter. In the current year quarter, a reduction of $10.3 million in revenues as a result of the Company’s adoption of ASC Topic 606 and lower international ticket sales of $1.5 million in our Live Events segment driven by the timing of events,  were mostly offset by $8.8 million in incremental revenues associated with the contractual escalation of our core content rights fees (Raw and SmackDown Live)  and other content (Mixed Match Challenge), and $2.8 million of increased sales of advertising and sponsorships within our Media segment. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated operating expenses decreased by $11.4 million, or 9%, in the current year quarter as compared to the prior year quarter. In the prior year quarter, we incurred $6.1 million of additional costs due to the broadcast timing of our WWE Network programming.  In the current year quarter, there was a reduction of $3.1 million in operating expenses as a result of the Company’s adoption of ASC Topic 606. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)

Our consolidated general and administrative expenses decreased by $5.9 million, or 23%, in the current year quarter as compared to the prior year quarter. The prior year quarter included $5.6 million of expenses related to non-recurring legal matters and other contractual obligations.

	Three Months Ended
	March 31,		Increase
	2018	2017	(decrease)
Adjusted OIBDA
Media	$43.6	$25.1	74%
Live Events	3.6	4.5	(20)%
Consumer Products	6.9	15.2	(55)%
Corporate	(18.9)	(19.6)	4%
Total Adjusted OIBDA	$35.2	$25.2	40%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2018	2017	(decrease)
Revenues
Network (including pay-per-view)	$46.8	$45.3	3%
Core content rights fees (1)	65.5	59.2	11%
Advertising and sponsorship	12.2	9.4	30%
Other (2)	8.9	7.3	22%
Total revenues	$133.4	$121.2	10%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,623,800	1,573,500	3%
Domestic	1,190,200	1,164,700	2%
International (3)	433,600	408,800	6%
Number of average paid WWE Network subscribers	1,558,100	1,490,200	5%
Domestic	1,135,800	1,097,700	3%
International (3)	422,300	392,500	8%
(1)

Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown Live, through global broadcast, pay television and digital platforms.

(2)

Other revenues within our Media segment reflect revenues earned from the distribution of other content, including, but not limited to, scripted,  reality and other in-ring programming, as well as theatrical and direct-to-home video releases.

(3)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Three Months Ended
	March 31,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$35.9	27%	$15.2	13%
Depreciation and amortization	3.0	2%	3.1	3%
Stock-based compensation	4.7	4%	4.7	4%
Other adjustments (1)	—	—%	2.1	2%
Adjusted OIBDA	$43.6	33%	$25.1	21%
(1)	Other adjustments in the prior year quarter include certain impairment charges related to our feature films.

Media revenues increased by $12.2 million, or 10%, in the current quarter as compared to the prior year quarter. Core content rights fees increased by $6.3 million, or 11%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown Live. Media revenues also reflected increased sales of advertising and sponsorships of $2.8 million, or 30%, across all Media segment platforms.  Other revenues increased by $1.6 million, or 22%, primarily driven by the debut of Mixed Match Challenge on Facebook Watch in January 2018. Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, increased by  $1.5 million, or 3%, due to an increase in paid subscribers. During the quarter ended March 31, 2018, WWE Network had an average of 1,558,100 paid subscribers, compared to an average of 1,490,200 subscribers in the prior year quarter. The subscription pricing of WWE Network at March 31, 2018 is $9.99 per month with no minimum commitment.

Media Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was driven by the growth in Media segment revenues, coupled with lower programming expenses driven primarily by the absence of third-party produced content, such as Holy Foley!,  which tends to have higher production costs. The prior year quarter also included other WWE Network content, such as the U.K. Championship Tournament, which did not air during the current year quarter.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2018	2017	(decrease)
Revenues
North American ticket sales	$29.8	$30.1	(1)%
International ticket sales	—	1.5	(100)%
Advertising and sponsorship	0.2	0.4	(50)%
Other (1)	0.8	0.1	700%
Total revenues	$30.8	$32.1	(4)%

Operating Metrics (2)
Total live event attendance	536,100	559,700	(4)%
Number of North American events	99	91	9%
Average North American attendance	5,400	6,000	(10)%
Average North American ticket price (dollars)	$52.88	$51.15	3%
Number of international events	—	4	(100)%
Average international attendance	—	4,000	(100)%
Average international ticket price (dollars)	$—	$86.53	(100)%
(1)	Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing.
(2)

Metrics exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 51 NXT events with paid attendance of 34,100 and average ticket prices of $39.96 in the current year quarter as compared to 44 events with paid attendance of 34,300 and average ticket prices of $34.69 in the prior year quarter.

	Three Months Ended
	March 31,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$2.9	9%	$3.7	12%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.7	2%	0.8	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$3.6	12%	$4.5	14%

Live Events revenues, which include revenues from ticket sales and travel packages, decreased by $1.3 million, or 4%,  in the current year quarter as compared to the prior year quarter. Revenues from our international ticket sales decreased by $1.5 million, or 100%, as there were no international events held during the current year quarter. Revenues from our North American ticket sales decreased by $0.3 million, or 1%,  as a 10% decline in average attendance, which primarily related to the reduced stadium capacity of our annual Royal Rumble event, was mostly offset by eight additional events and higher average ticket prices.  These decreases were partially offset by an increase in other revenues of $0.7 million, primarily driven by our secondary ticketing partnership with StubHub.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by increased costs related to our celebration of the 25th anniversary of Monday Night Raw,  and the impact of lower average attendance.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2018	2017	(decrease)
Revenues
Consumer product licensing	$9.3	$20.1	(54)%
eCommerce	8.4	7.9	6%
Venue merchandise	5.8	7.1	(18)%
Total revenues	$23.5	$35.1	(33)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$45.99	$45.48	1%
Number of eCommerce orders	182,600	172,700	6%
Venue merchandise domestic per capita spending (dollars)	$10.40	$10.09	3%

	Three Months Ended
	March 31,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$6.0	26%	$14.4	41%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.9	4%	0.8	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$6.9	29%	$15.2	43%

Consumer Products revenues decreased by $11.6 million, or 33%, in the current year quarter as compared to the prior year quarter. Consumer product licensing revenues decreased by $10.8 million, or 54%, primarily driven by the adoption of ASC Topic 606, which reduced revenues by $9.7 million due to the timing of revenue recognition, coupled with lower royalties from the sale of our toy products. Refer to Note 4 to the Consolidated Financial Statements for further details. eCommerce revenues increased by $0.5 million, or 6%, primarily due to an 6%  increase in the volume of online merchandise orders. Venue merchandise revenues decreased by $1.3 million, or 18%, due to the timing of our annual WrestleMania Axxess fan engagement sessions, which occurred during the prior year quarter. These sessions were held in the second quarter during the current year, in conjunction with WrestleMania 34 on April 8, 2018.

Consumer Products Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was driven by a reduction in consumer product licensing revenues due to the adoption of ASC Topic 606, coupled with changes in product mix.

Corporate

The remaining unallocated corporate expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these costs to its business segments, as they do not directly relate to revenue generating activities.

	Three Months Ended
	March 31,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$(23.0)	(12)%	$(29.3)	(16)%
Depreciation and amortization	3.3	2%	3.8	2%
Stock-based compensation	0.8	0%	0.3	0%
Other adjustments (1)	—	—%	5.6	3%
Adjusted OIBDA	$(18.9)	(10)%	$(19.6)	(10)%
(1)	Other adjustments in the prior year quarter include non-recurring legal matters and other contractual obligations.

Corporate Adjusted OIBDA as a percentage of total revenues remained flat in the current year quarter as compared to the prior year quarter.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2018	2017	(decrease)
Depreciation and amortization	$6.3	$6.9	(9)%

Depreciation and amortization expense decreased by $0.6 million, or 9%,  in the current year quarter as compared to the prior year quarter, primarily driven by prior year capital expenditures.

Interest Expense

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2018	2017	(decrease)
Interest expense	$3.5	$3.5	—%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing, remained flat in the current year quarter as compared to the prior year quarter.

Investment Income and Other Expense, Net

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2018	2017	(decrease)
Investment income, net	$1.5	$0.8	88%
Other income, net	$0.3	$0.1	200%

Investment income, net increased by $0.7 million, or 88%, in the current year quarter as compared to the prior year quarter, primarily driven by an increase in income from our short-term investment instruments. Other income, net is primarily comprised of rental income and realized foreign currency translation gains, partially offset by state excise taxes.

Income Taxes

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2018	2017	(decrease)
Provision for income taxes	$5.3	$0.5	960%
Effective tax rate	26%	36%

The effective tax rate was 26% in the current year quarter as compared to 36% in the prior year quarter. The reduction in the effective tax rate in the current year quarter was primarily driven by the reduction of the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act reduced the corporate rate from 35% to 21%, effective January 1, 2018.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $284.9 million and $297.4 million as of March 31, 2018 and December 31, 2017, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds.  Our debt balance totaled $213.6 million and $213.5 million as of March 31, 2018 and December 31, 2017, respectively, and includes the carrying value of $179.2 million and $177.9 million related to our convertible senior notes due 2023 as of March 31, 2018 and December 31, 2017, respectively.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures.

Borrowing Capacity

In December 2016, the Company entered into an amended and restated $100.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of July 29, 2021. As of March 31, 2018, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $100.0 million.

Debt Summary

In December 2016, the Company issued $200.0 million aggregate principal amount of 3.375% convertible senior notes (the "Convertible Notes") due December 15, 2023, and in January 2017, we issued an additional $15.0 million aggregate principal amount of Convertible Notes after partial exercise of an over-allotment option.  The sale of the Convertible Notes resulted in $208.4 million in net proceeds to WWE after deducting the initial purchasers’ discount and estimated offering expenses. Proceeds from the Convertible Notes were used, in part, to pay for the cost of a convertible note hedge of $36.7 million, which were partially offset by proceeds received from the sale of warrants of $21.0 million. See Note 14,  Convertible Debt, in the Notes to Consolidated Financial Statements for further information. We intend to use the proceeds to support the execution of our long-term growth strategy and for general corporate purposes.

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

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of March 31, 2018 and December 31, 2017, the amounts outstanding under the Aircraft Note were $11.4 million and $12.6 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $2.6 million in the three months ended March 31, 2018,  as compared to $3.0 million for the corresponding period in the prior year. The $0.4 million decrease in the current year period was driven by unfavorable changes in working capital, mostly offset by improved operating performance.

In the current year quarter,  we spent $0.4 million on feature film production activities, as compared to $3.5 million in the prior year quarter.  We received incentives of $0.6 million related to feature film production in the current year quarter, as compared to $0.3 million received in the prior year quarter.  We anticipate spending between $10 million and $20 million on feature film production activities during the remainder of the current year.

In the current year quarter, we received  $0.6 million of non-film related incentives associated with television production activities, as compared to $2.2 million received in the prior year quarter.  We anticipate receiving approximately $10 million to $15 million of non-film related incentives during the remainder of the year.

In the current year quarter, we spent $4.5 million to produce non-live event programming for television, including Total Bellas Season 3 and Total Divas Season 7, and various programs for WWE Network, as compared to $3.2 million in the prior year quarter, which including programming for television, including Total Bellas Season 2  and Total Divas Season 6, and WWE Network

programming, including our UK Championship Tournament. We anticipate spending approximately $10 million to $20 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees.  At March 31, 2018, our largest receivable balance from customers was 29% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $25.0 million in the three months ended March 31, 2018,  as compared to $54.6 million in the prior year quarter.  During the current year quarter, we purchased $39.1 million of short-term investments and received proceeds from the maturities of our investments of $18.5 million, as compared to purchases of $61.3 million and proceeds of $11.0 million in the prior year quarter.  Capital expenditures for the remainder of the current year are estimated to range between $50 million and $60 million.

Cash Flows from Financing Activities

Cash used in financing activities was $9.7 million for the three months ended March 31, 2018, as compared to cash provided by financing activities of $5.2 million for the prior year quarter.  During the prior year quarter, we received $13.4 million in net proceeds related to the sale of the Convertible Notes, less associated bond hedge and warrant transactions. We also received proceeds of $1.4 million from borrowings under the credit facilities in the prior year quarter.  The Company made dividend payments of $9.3 million and $9.2 million during the three months ended March 31, 2018 and 2017, respectively.

Contractual Obligations

There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2017.

Application of Critical Accounting Policies

There have been no significant changes to our critical accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2017 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. Refer to Note 4 to the Consolidated Financial Statements for updates to our consumer product licensing and feature film revenue recognition policies, which includes a discussion of the revenue estimation process.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” is incorporated herein by reference.

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

There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10‑K for our fiscal year ended December 31, 2017.

Item  4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented the new revenue standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for the disclosures required in our SEC interim and annual filings. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint.  The Company and Mr. McMahon believe that the second amended complaint fails to comply with the Court’s September 29, 2017 order and otherwise remains legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. The Company does not know if the Laurinaitis Plaintiffs and Windham Defendants submitted the affidavits required under the Court’s September 29, 2017 order. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings fail to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. The Company believes all claims and threatened claims against the Company in these various lawsuits are being prompted by the same plaintiffs’ lawyer and are without merit. The Company intends to continue to defend itself against these lawsuits vigorously.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims. By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A.  Risk Factors

We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	May 3, 2018	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Co-President
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)