Form 10-Q
period 2018-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2018-07-26
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

At July 24, 2018 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 43,369,510 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 34,609,438.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues	$281,542	$214,586	$469,263	$403,030
Operating expenses	198,891	158,034	318,952	289,418
Marketing and selling expenses	29,697	21,530	49,593	42,128
General and administrative expenses	24,925	17,950	44,600	43,555
Depreciation and amortization	6,815	6,377	13,154	13,245
Operating income	21,214	10,695	42,964	14,684
Interest expense	4,734	3,639	8,247	7,165
Loss on equity investment	3,000	—	3,000	—
Investment income, net	1,374	736	2,884	1,597
Other income (expense), net	(350)	(17)	(45)	47
Income before income taxes	14,504	7,775	34,556	9,163
Provision for income taxes	4,559	2,690	9,776	3,190
Net income	$9,945	$5,085	$24,780	$5,973
Earnings per share: basic	$0.13	$0.07	$0.32	$0.08
Earnings per share: diluted	$0.11	$0.06	$0.29	$0.08
Weighted average common shares outstanding:
Basic	77,158	76,455	77,150	76,448
Diluted	87,100	78,563	85,227	78,374
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$9,945	$5,085	$24,780	$5,973
Other comprehensive income (loss):
Foreign currency translation adjustments	(159)	32	(364)	77
Unrealized holding losses on available-for-sale debt securities (net of tax benefit of $13 and $15, and $201 and $37, respectively)	(43)	(25)	(638)	(61)
Total other comprehensive (loss) income	(202)	7	(1,002)	16
Comprehensive income	$9,743	$5,092	$23,778	$5,989

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,796	$137,700
Short-term investments, net	186,754	159,744
Accounts receivable (net of allowance for doubtful accounts and returns of $1,889 and $3,035, respectively)	83,077	65,245
Inventory	8,592	8,332
Prepaid expenses and other current assets	24,815	19,961
Total current assets	458,034	390,982
PROPERTY AND EQUIPMENT, NET	130,096	131,325
FEATURE FILM PRODUCTION ASSETS, NET	19,332	22,300
TELEVISION PRODUCTION ASSETS, NET	8,161	7,292
INVESTMENT SECURITIES	24,284	27,367
NON-CURRENT DEFERRED INCOME TAX ASSETS	16,177	18,984
OTHER ASSETS, NET	12,794	16,257
TOTAL ASSETS	$668,878	$614,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,028	$4,638
Convertible debt	180,442	—
Accounts payable and accrued expenses	89,911	77,738
Deferred income	66,563	55,818
Total current liabilities	341,944	138,194
LONG-TERM DEBT	28,262	30,958
CONVERTIBLE DEBT	—	177,900
NON-CURRENT INCOME TAX LIABILITIES	492	519
NON-CURRENT DEFERRED INCOME	5,321	13,977
Total liabilities	376,019	361,548
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 42,549,880 and 42,498,452 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	426	425
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 34,609,438 and 34,609,438 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	346	346
Additional paid-in capital	446,771	422,208
Accumulated other comprehensive income	1,369	2,371
Accumulated deficit	(156,053)	(172,391)
Total stockholders’ equity	292,859	252,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$668,878	$614,507

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2017	42,498	$425	34,609	$346	$422,208	$2,371	$(172,391)	$252,959
Cumulative effect of adopting ASC 606	—	—	—	—	—	—	10,086	10,086
Net income	—	—	—	—	—	—	24,780	24,780
Other comprehensive income	—	—	—	—	—	(1,002)	—	(1,002)
Stock issuances, net	52	1	—	—	758	—	—	759
Cash dividends declared	—	—	—	—	11	—	(18,528)	(18,517)
Stock-based compensation	—	—	—	—	22,532	—	—	22,532
Other	—	—	—	—	1,262	—	—	1,262
Balance, June 30, 2018	42,550	$426	34,609	$346	$446,771	$1,369	$(156,053)	$292,859

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$24,780	$5,973
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	3,525	5,803
Amortization of television production assets	12,818	10,721
Depreciation and amortization	16,615	16,605
Loss on equity investment	3,000	—
Services provided in exchange for equity instruments	(1,656)	(1,394)
Other amortization	3,111	3,161
Stock-based compensation	22,532	12,782
Benefit from deferred income taxes	(124)	(12)
Other non-cash adjustments	2,145	416
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(7,167)	(2,588)
Inventory	(260)	(1,844)
Prepaid expenses and other assets	(5,253)	(5,432)
Feature film production assets	(620)	(7,783)
Television production assets	(14,416)	(7,621)
Accounts payable, accrued expenses and other liabilities	6,371	(9,087)
Deferred income	11,350	(5,904)
Net cash provided by operating activities	76,751	13,796
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(12,220)	(12,462)
Purchases of short-term investments	(64,544)	(88,696)
Proceeds from sales and maturities of short-term investments	36,173	13,660
Purchase of investment securities	—	(116)
Other	1,000	—
Net cash used in investing activities	(39,591)	(87,614)
FINANCING ACTIVITIES:
Repayment of long-term debt	(2,306)	(2,580)
Dividends paid	(18,517)	(18,349)
Proceeds from borrowings under credit facilities	—	1,383
Proceeds from borrowings on convertible notes, net of issuance costs	—	14,534
Proceeds from issuance of warrants	—	1,460
Purchase of convertible note hedge	—	(2,558)
Taxes paid related to net settlement upon vesting of equity awards	(131)	(56)
Proceeds from issuance of stock	890	823
Net cash used in financing activities	(20,064)	(5,343)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,096	(79,161)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,700	211,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,796	$132,815
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$3,636	$1,993

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

Regarding the segment presentation and expense caption revisions noted above, information presented for the three and six months ended June 30, 2017 included in the Consolidated Financial Statements herein and elsewhere in this Quarterly Report has been revised to conform to the current period presentation. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented.

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

Operating Expenses

Operating expenses consist of our production costs associated with developing our content, costs associated with operating our WWE Network, venue rental and related costs associated with the staging of our live events, compensation costs for our talent, and material and related costs associated with our consumer product merchandise sales. In addition, operating expenses include certain business operating support function costs, including our talent development, data analytics, data engineering, business strategy and real estate and facilities functions, as these activities directly support the operations of our segments.

Included within Operating expenses are the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization and impairment of feature film assets	$1,314	$3,072	$3,525	$5,803
Amortization of television production assets	9,669	5,105	12,818	10,721
Amortization of WWE Network content delivery and technology assets	1,884	1,691	3,458	3,355
Total amortization and impairment included in operating expenses	$12,867	$9,868	$19,801	$19,879

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Accounting.” The new guidance expands the scope of Topic 718, Compensation – Stock Compensation (which currently only includes share-based payments to employees and non-employee directors) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new guidance supersedes Subtopic 505-50, Equity – Equity-Based payments to Non-Employees. The new guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2019 for the Company), including interim periods within that fiscal year, with early adoption permitted. The Company has elected to early adopt the new guidance as of June 30, 2018. Since the Company does not currently have any share-based payment awards to nonemployees, the early adoption of the guidance had no impact on our consolidated financial statements. The Company will apply the guidance prospectively.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of the enactment of the Tax Act. The new guidance also includes disclosure requirements regarding an entity’s accounting policy for releasing income tax effects from accumulated other comprehensive income. The new guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2019 for the Company), including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company has elected to early adopt the new guidance during the first quarter of 2018 and elected not to reclassify any stranded tax effects due to the insignificance of the amount remaining in accumulated other comprehensive income. Therefore, the adoption of the new guidance had no impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” as amended by ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” issued in February 2018. The new guidance requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income. The Company's current available-for-sale securities are invested primarily in debt securities which are not subject to the new guidance, therefore, we will continue to record any unrealized gains or losses on these available-for-sale debt securities through accumulated other comprehensive income.  The new guidance also no longer allows the use of the cost method of accounting for equity securities without readily determinable fair values. However, for equity investments without readily determinable fair values, entities may elect a measurement alternative to fair value that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The new guidance was adopted on January 1, 2018 and the Company has elected to use the measurement alternative to measure our equity investments without readily determinable fair values and this guidance was applied prospectively. For the three and six months ended June 30, 2018, there were no observable price change events that were completed related to our equity investments without readily determinable fair values.  During the first quarter of 2018, the FASB provided clarifying guidance on the application of ASU 2016-01 through the issuance of ASU No. 2018-03. Among other things, the amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. The amendment also clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  ASU No. 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018 with early adoption permitted so long as ASU No. 2016-01 has been adopted.  The Company has elected to early adopt the clarifying amendments in ASU No. 2018-03 as of January 1, 2018 and will apply the clarifying amendments to all interim periods within 2018. The adoption of the clarifying amendments had no impact to our consolidated financial statements.

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

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues:
Media	$202,635	$137,176	$336,008	$258,418
Live Events	52,315	52,837	83,085	84,933
Consumer Products	26,592	24,573	50,170	59,679
Total net revenues	$281,542	$214,586	$469,263	$403,030

Adjusted OIBDA:
Media	$44,569	$17,772	$88,138	$42,909
Live Events	14,733	17,707	18,338	22,163
Consumer Products	6,877	6,270	13,746	21,479
Corporate	(22,691)	(17,426)	(41,572)	(37,092)
Total Adjusted OIBDA	$43,488	$24,323	$78,650	$49,459

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total operating income	$21,214	$10,695	$42,964	$14,684
Depreciation and amortization	6,815	6,377	13,154	13,245
Stock-based compensation	15,459	6,167	22,532	12,782
Other adjustments (1)	—	1,084	—	8,748
Total Adjusted OIBDA	$43,488	$24,323	$78,650	$49,459

(1)

Other adjustments for the three months ended June 30, 2017 include $1,084 of certain impairment charges related to our feature films. Other adjustments for the six months ended June 30, 2017 include $5,586 of non-recurring legal matters and other contractual obligations, and $3,162 of certain impairment charges related to our feature films.

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

The impact to our Consolidated Statements of Operations for the three months ended June 30, 2018 as a result of applying ASC Topic 606 was an increase to our Net revenues, Operating expenses and Operating income of $1,826,  $311 and $1,515, respectively. The impact to our Consolidated Statements of Operations for the six months ended June 30, 2018 as a result of applying ASC Topic 606 was a decrease to our Net revenues, Operating expenses and Operating income of $8,482,  $2,796 and $5,686, respectively. The impact to our Consolidated Balance Sheet as of June 30, 2018 as a result of applying ASC Topic 606 was a decrease to our accumulated deficit and total liabilities of $5,735 and $935, respectively, and an increase to total assets of $4,800.

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

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues:
Media Segment:
Network (including pay-per-view)	$56,248	$52,060	$103,000	$97,450
Core content rights fees (1)	66,173	60,124	131,678	119,309
Advertising and sponsorships	19,541	13,101	31,773	22,482
Other (2)	60,673	11,891	69,557	19,177
Total Media Segment net revenues	202,635	137,176	336,008	258,418
Live Events Segment:
North American ticket sales	33,483	35,858	63,285	65,922
International ticket sales	13,533	12,416	13,533	13,925
Advertising and sponsorships	968	691	1,120	1,060
Other (3)	4,331	3,872	5,147	4,026
Total Live Events Segment net revenues	52,315	52,837	83,085	84,933
Consumer Products Segment:
Consumer product licensing	10,782	9,391	20,049	29,488
eCommerce	8,058	8,387	16,518	16,308
Venue merchandise	7,752	6,795	13,603	13,883
Total Consumer Products Segment net revenues	26,592	24,573	50,170	59,679
Total net revenues	$281,542	$214,586	$469,263	$403,030

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Remaining Performance Obligations

As of June 30, 2018, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,461,994, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2018 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2018 through 2022. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2018 through 2021. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

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

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements.  The Company’s deferred revenue (i.e. contract liabilities) as of June 30, 2018 and December 31, 2017 is reported on the face of our Consolidated Balance Sheets.

The increase in the deferred revenue balance for the six months ended June 30,  2018 of $2,089 is primarily driven by cash payments received or due in advance of satisfying our performance obligations.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marking and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $2,577 and $2,242 at June 30, 2018 and December 31, 2017, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. The amount of amortization was $345 and $320,  and $666 and $641 for the three and six months ended June 30, 2018 and 2017, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$9,945	$5,085	$24,780	$5,973

Weighted average basic common shares outstanding	77,158	76,455	77,150	76,448
Dilutive effect of restricted and performance stock units	2,360	2,105	2,180	1,920
Dilutive effect of convertible debt instruments	7,576	—	5,887	—
Dilutive effect of employee share purchase plan	6	3	10	6
Weighted average dilutive common shares outstanding	87,100	78,563	85,227	78,374

Earnings per share:
Basic	$0.13	$0.07	$0.32	$0.08
Diluted	$0.11	$0.06	$0.29	$0.08

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	4,383	—	3,642	—
Outstanding restricted and performance stock units	341	—	682	2

Effect of Convertible Notes and Related Convertible Note Hedge and Warrants

In connection with the issuance of the Convertible Notes, the Company entered into Convertible Note Hedge and Warrant transactions as described further in Note 13,  Convertible Debt. The collective impact of the Convertible Note Hedge and Warrants effectively eliminates any economic dilution that may occur from the actual conversion of the Convertible Notes between the conversion price of $24.91 per share and the strike price of the Warrants of $31.89 per share.

The denominator of our diluted earnings per share calculation for the three and six months ended June 30, 2018 includes the effect of additional shares of common stock issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator of our diluted earnings per share calculation for the three and six months ended June 30, 2018 includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes and Warrants had a $0.01 impact on diluted earnings per share for the three and six months ended June 30, 2018. There was no impact on diluted earnings per share during the three and six months ended June 30, 2017. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs and the Company's qualified employee stock purchase plan, totaled $15,459 and $6,167, and $22,532 and $12,782 for the three and six months ended June 30, 2018 and 2017, respectively.

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

The following table summarizes the RSU activity during the six months ended June 30, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	477,792	$18.33
Granted	182,354	$36.23
Vested	(10,556)	$18.67
Forfeited	(26,059)	$23.72
Dividend equivalents	3,240	$23.24
Unvested at June 30, 2018	626,771	$23.34

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

The following table summarizes the PSU activity during the six months ended June 30, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	2,053,931	$21.37
Granted	369,996	$72.82
Achievement adjustment	100,753	$33.84
Forfeited	(86,876)	$42.82
Dividend equivalents	10,701	$22.63
Unvested at June 30, 2018	2,448,505	$29.58

During the six months ended June 30, 2018,  we granted 369,996 PSUs,  which are subject to certain performance conditions.

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

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

During the first quarter of 2018, the Compensation Committee approved certain agreements to grant PSUs with a market condition (“PSU-TSRs”) where vesting is conditioned upon the total shareholder return performance of the Company’s stock relative to the performance of a peer group over five distinct performance periods from 2018 through 2024. The grant date fair value of the award was calculated using a Monte-Carlo simulation model which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and peer group companies using certain assumptions, including the stock price of WWE and those of the peer group, stock price volatility, the risk-free interest rate, correlation coefficients, and expected dividend yield. The grant date fair value of the award totaled $16,168 and is being amortized as compensation cost over the requisite service period using the graded vesting method from March 2018 through July 2024.

The following table summarizes the PSU-TSR activity during the six months ended June 30, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	—	$—
Granted	340,971	$47.42
Unvested at June 30, 2018	340,971	$47.42

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
Land, buildings and improvements	$135,748	$134,052
Equipment	106,321	98,245
Corporate aircraft	31,277	31,277
Vehicles	905	905
	274,251	264,479
Less: accumulated depreciation and amortization	(144,155)	(133,154)
Total	$130,096	$131,325

Depreciation expense for property and equipment totaled $6,623 and $5,937, and $12,724 and $12,366 for the three and six months ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018, we recorded a non-cash abandonment charge of $1,693 to write off the carrying value of internal use software that we deemed will no longer be used by the Company and had no further alternative use. This charge is included as a component of Operating expenses on the Consolidated Statements of Operations and included within our Media segment results.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

8. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
In release	$13,851	$15,869
Completed but not released	1,063	2,211
In production	3,984	3,107
In development	434	1,113
Total	$19,332	$22,300

Approximately 31% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 63% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production assets within four years as we receive revenues associated with television distribution of our licensed films. During the three and six months ended June 30, 2018 and 2017, we amortized $466 and $1,988, and $1,308 and $2,641,  respectively, of feature film production assets.

We currently have two films designated as “Completed but not released” and have two films “In production.” We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three and six months ended June 30, 2018, we expensed $285 and $729, respectively, related to previously capitalized development costs related to abandoned projects. We did not incur any comparable expenses during the three and six months ended June 30, 2017.

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

We recorded impairment charges of $563 and $1,084, and $1,488 and $3,162 related to our feature films during the three and six months ended June 30, 2018 and 2017, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

9. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
In release	$3,932	$3,765
In production	4,229	3,527
Total	$8,161	$7,292

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Amortization of television production assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
WWE Network programming	$4,827	$510	$5,058	$3,119
Television programming	4,842	4,595	7,760	7,602
Total	$9,669	$5,105	$12,818	$10,721

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the three and six months ended June 30, 2018 and 2017, we did not record any impairments related to our television production assets.

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	June 30,	December 31,
	2018	2017
Equity method investment	$14,581	$14,664
Equity investments without readily determinable fair values	9,703	12,703
Total investment securities	$24,284	$27,367

Equity Method Investment

In March 2015, WWE and Authentic Brands Group (“ABG”) formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout. The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG.  To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Investment income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities.  The Company did not record any impairment charges related to our investment in Tapout during the three and six months ended June 30, 2018 and 2017.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net equity method earnings from Tapout	$322	$190	$701	$645
Net dividends received from Tapout	(441)	(315)	(784)	(668)
Equity in earnings of affiliate, net of dividends received	$(119)	$(125)	$(83)	$(23)

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the three and six months ended June 30, 2018 and 2017, we recorded revenues of $889 and $672, and $1,656 and $1,394,  respectively, related to

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of June 30, 2018 was $4,101, and was included in Deferred Income and Non-Current Deferred Income for $2,760 and $1,341, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $4,101 as of June 30, 2018. Creditors of Tapout do not have recourse against the general credit of the Company.

Equity Investments Without Readily Determinable Fair Values

We evaluate our equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. Beginning in 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. Refer to Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. During the second quarter of 2018, the Company recorded an impairment charge of $3,000 on our investment in a mobile video publishing business for the excess of the carrying value over its estimated fair value resulting from going concern issues of the underlying investee company. This charge is reflected in Loss on equity investment in our Consolidated Statements of Operations for the three and six months ended June 30, 2018. The Company did not record any impairment charges on our other equity investments without readily determinable fair values during the three and six months ended June 30, 2018 and 2017. In addition, there were no observable price change events that were completed during the three and six months ended June 30, 2018.

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	As of June 30, 2018				As of December 31, 2017
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$63,167	$—	$(671)	$62,496	$73,169	$—	$(479)	$72,690
Corporate bonds	90,838	—	(812)	90,026	58,003	—	(329)	57,674
Municipal bonds	12,479	—	(59)	12,420	17,538	7	(99)	17,446
Government agency bonds	22,082	—	(270)	21,812	12,007	—	(73)	11,934
Total	$188,566	$—	$(1,812)	$186,754	$160,717	$7	$(980)	$159,744

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

As of June 30, 2018, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 2 years
Corporate bonds	1 month - 5 years
Municipal bonds	2 months - 2 years
Government agency bonds	1 month - 4 years

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table summarizes the short-term investment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Proceeds from sales and maturities of short-term investments	$17,675	$2,640	$36,173	$13,660
Purchases of short-term investments	$25,441	$27,411	$64,544	$88,696

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

The fair value measurements of our equity investments without readily determinable fair value are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value.  Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Beginning in 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. Refer to Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. During the second quarter of 2018, the Company recorded an impairment charge of $3,000 on our investment in a mobile video publishing business for the excess of the carrying value over its estimated fair value resulting from going concern issues of the underlying investee company. This charge is reflected in Loss on equity investment in our Consolidated Statements of Operations for the three and six months ended June 30, 2018.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The Company did not record any impairment charges on our other equity investments without readily determinable fair values and there were no observable pricing events during the three and six months ended June 30, 2018.  During the three and six months ended June 30, 2017, there were no impairments recorded.

The Company's long-lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the three months ended June 30, 2018, we recorded a non-cash abandonment charge of $1,693 to write off the carrying value of internal use software that we deemed will no longer be used by the Company and had no further alternative use. This charge is included as a component of Operating expenses on the Consolidated Statements of Operations and included within our Media segment results. With the exception of this charge, the Company did not record any other impairment charges on long lived property and equipment and television production assets during the three and six months ended June 30, 2018 and 2017. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the six months ended June 30, 2018, the Company recorded impairment charges of $1,488 and $3,162 on feature film production assets based upon fair value measurements of $1,793 and $2,697, respectively. See Note 8,  Feature Film Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third-party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At June 30, 2018, the face amount of the mortgage loan and promissory note approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of June 30, 2018 and December 31, 2017, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$188,251	$185,040	$182,661	$182,783
(1)	The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
Trade related	$9,300	$12,727
Staff related	9,914	7,980
Management incentive compensation	19,299	21,556
Talent related	7,319	5,356
Accrued WWE Network related expenses	2,726	2,633
Accrued event and television production	14,018	7,929
Accrued legal and professional	5,097	5,182
Accrued purchases of property and equipment	3,636	2,334
Accrued film liability	2,682	1,993
Accrued income taxes (a)	499	—
Accrued other	15,421	10,048
Total	$89,911	$77,738
(a)	At December 31, 2017, income taxes had a refundable balance of $3,158 and was included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities.

13.  Convertible Debt

In December 2016, we issued $200,000 aggregate principal amount of 3.375% convertible senior notes due 2023 and subsequently in January 2017, we issued an additional $15,000 aggregate principal amount of such convertible notes through the partial exercise of an over-allotment option (collectively, the “Convertible Notes”).  The Convertible Notes are due December 15, 2023, unless earlier repurchased by us or converted. Interest is payable semi-annually in arrears on June 15 and December 15 of each year. The sale of the Convertible Notes in December 2016 and January 2017 resulted in $193,899 and $14,534 in net proceeds, respectively, to WWE after deducting the initial purchasers’ discount and the estimated offering expenses. We used $36,658 of the net proceeds from the sale of the Convertible Notes to pay the cost of the convertible bond hedges, as described below, after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions, as described below.

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

Pursuant to item (a) noted above, holders of the Convertible Notes have the right to convert their notes at any time during the period covering April 1, 2018 through September 30, 2018.  As of June 30, 2018, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes were reclassified to current liabilities from non-current liabilities on our Consolidated Balance Sheet. As of June 30, 2018, no actual conversions have occurred to date. Refer to Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

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

The Convertible Notes consisted of the following components:

	As of
	June 30,	December 31,
	2018	2017
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(29,960)	(32,217)
Less: Unamortized debt issuance costs	(4,598)	(4,883)
Net carrying amount	$180,442	$177,900

Equity component (1)	$35,547	$35,547
(1)	Recorded in the Consolidated Balance Sheets within additional paid-in capital, net of the $1,110 issuance costs in equity.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
3.375% contractual coupon	$1,814	$1,814	$3,628	$3,604
Amortization of debt discount	1,138	1,068	2,257	2,104
Amortization of debt issuance costs	153	137	301	269
Interest expense	$3,105	$3,019	$6,186	$5,977

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

14.  Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	June 30,	December 31,
	2018	2017
Current portion of long-term debt:
Aircraft financing	$4,689	$4,638
Mortgage	339	—
Total current portion of long-term debt	$5,028	$4,638

Long-term debt:
Aircraft financing	$5,601	$7,958
Mortgage	22,661	23,000
Total long-term debt	$28,262	$30,958

Total	$33,290	$35,596

Mortgage

In September 2016, the Company acquired real property and assumed future obligations under a loan agreement, dated June 8, 2015, in the principal amount of $23,000, which loan is secured by a mortgage on the property. The loan bears interest at the rate of 4.50% per annum and required monthly interest only payments of $86 until June 2018 and interest and principal payments of $117 per month thereafter, with a balloon payment on maturity in July 2025. There is a significant yield maintenance premium for prepayments. Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company.

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

Credit Facility

Revolving Credit Facility

In December 2016, in connection with the issuance of the Convertible Notes, the Company entered into an amended and restated $100,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of July 29, 2021.  Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of June 30, 2018, the LIBOR-based rate plus margin was 3.84%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.30% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of June 30, 2018, the Company was in compliance with the Revolving Credit Facility and had available debt capacity under the terms of the Revolving Credit Facility of $100,000. As of June 30, 2018 and December 31, 2017, there were no amounts outstanding under the Revolving Credit Facility.

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees.  We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At June 30, 2018, our two largest receivable balances from customers were 33% and 14% of our gross accounts receivable. At December 31, 2017,  our largest receivable balance from customers was 16% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

16. Income Taxes

As of June 30, 2018, we had $16,177 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.  As of December 31, 2017, we had $18,984 of deferred tax assets, net, included in Non-current income tax assets in our Consolidated Balance Sheets.

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

As of June 30, 2018, we have not completed our accounting for all the tax effects associated with the enactment of the Tax Act. However, we have made a reasonable estimate of (a) the effects on our existing deferred tax balances, (b) the one-time transition tax, (c) global intangible low-taxed income and (e) foreign-derived intangible income.

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

We recorded $15 and $483 of feature film production incentives during the six months ended June 30, 2018 and 2017, respectively.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

19. Related Party Transactions

On April 3, 2018, the Company entered into transactions with Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, granting Alpha rights to launch a professional football league under the name “XFL”. Alpha has announced that it expects that this launch will occur in early 2020.  Under these agreements, WWE received, among other things, an equity interest in Alpha without payment by or other financial obligation to WWE. The investment will be accounted for under the equity method of accounting. WWE’s equity interest in the net assets of Alpha at the transaction closing date on April 3, 2018 was insignificant. During the three months ended June 30, 2018, WWE recorded its proportionate share of Alpha’s reported losses which reduced the investment value to zero as of June 30, 2018. In addition, WWE entered into a support services agreement to provide Alpha with certain administrative support services with the costs of such services billed to Alpha on a cost-plus margin basis.  Amounts billed to Alpha for the three and six months ended June 30, 2018 were not significant.

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

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Net revenues
Media	$202.6	$137.2	48%
Live Events	52.3	52.8	(1)%
Consumer Products	26.7	24.6	9%
Total net revenues (1)	281.6	214.6	31%
Operating expenses
Media	145.9	110.1	33%
Live Events	33.5	30.9	8%
Consumer Products	19.5	17.0	15%
Total operating expenses (2)	198.9	158.0	26%
Marketing and selling expenses
Media	21.8	14.6	49%
Live Events	5.4	4.8	13%
Consumer Products	2.5	2.2	14%
Total marketing and selling expenses (3)	29.7	21.6	38%
General and administrative expenses (4)	24.9	18.0	38%
Depreciation and amortization	6.9	6.3	10%
Operating income	21.2	10.7	98%
Interest expense	4.7	3.7	27%
Loss on equity investment	3.0	—	100%
Investment and other income, net	1.0	0.8	25%
Income before income taxes	14.5	7.8	86%
Provision for income taxes	4.5	2.7	67%
Net income	$10.0	$5.1	96%
(1)

Our consolidated net revenues increased by $67.0 million, or 31%, in the current year quarter as compared to the prior year quarter. This increase was driven primarily by revenues associated with the distribution of certain live in-ring programming content in international markets, the effect of which is reflected primarily in other revenues within our Media segment. Additionally, we recognized $6.1 million in incremental revenues associated with the contractual escalation of our core content rights fees (Raw and SmackDown Live). For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated operating expenses increased by $40.9 million, or 26%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by increased costs related to the distribution of certain live in-ring programming content in international markets. Additionally, we incurred higher staff related costs, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)

Our consolidated marketing and selling expenses increased by $8.1 million, or 38%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by higher sponsorship expense across our segments as a result of our increased sales.  For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)

Our consolidated general and administrative expenses increased by $6.9 million, or 38%, in the current year quarter as compared to the prior year quarter. This increase is primarily driven by higher staff related costs, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price. For further analysis, refer to Management’s Discussion and Analysis of our unallocated corporate expenses.

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Adjusted OIBDA
Media	$44.5	$17.8	150%
Live Events	14.7	17.7	(17)%
Consumer Products	6.9	6.3	10%
Corporate	(22.6)	(17.5)	29%
Total Adjusted OIBDA	$43.5	$24.3	79%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Revenues
Network (including pay-per-view)	$56.2	$52.1	8%
Core content rights fees (1)	66.2	60.1	10%
Advertising and sponsorship	19.6	13.1	50%
Other (2)	60.6	11.9	409%
Total revenues	$202.6	$137.2	48%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,742,400	1,567,900	11%
Domestic	1,272,100	1,157,800	10%
International (3)	470,300	410,100	15%
Number of average paid WWE Network subscribers	1,799,700	1,634,400	10%
Domestic	1,316,100	1,212,400	9%
International (3)	483,600	422,000	15%
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

(3)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Three Months Ended
	June 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$32.0	16%	$9.6	7%
Depreciation and amortization	3.0	1%	2.9	2%
Stock-based compensation	9.5	5%	4.2	3%
Other adjustments (1)	—	—%	1.1	1%
Adjusted OIBDA	$44.5	22%	$17.8	13%
(1)	Other adjustments in the prior year quarter include certain impairment charges related to our feature films.

Media revenues increased by $65.4 million, or 48%, in the current quarter as compared to the prior year quarter. Other revenues increased by $48.7 million, or 409%, primarily driven by revenues associated with the distribution of certain live in-ring programming content in international markets. Media revenues also reflected increased sales of advertising and sponsorships of $6.5 million, or 50%, across all Media segment platforms. Core content rights fees increased by $6.1 million, or 10%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown Live. Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, increased by  $4.1 million, or 8%, due to an increase in paid subscribers. During the quarter ended June 30, 2018, WWE Network had an average of 1,799,700 paid subscribers, compared to an average of 1,634,400 subscribers in the prior year quarter. The subscription pricing of WWE Network at June 30, 2018 is $9.99 per month with no minimum commitment.

Media Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was driven by the increase in revenues and changes in product mix.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Revenues
North American ticket sales	$33.5	$35.9	(7)%
International ticket sales	13.5	12.4	9%
Advertising and sponsorship	0.9	0.7	29%
Other (1)	4.4	3.8	16%
Total revenues	$52.3	$52.8	(1)%

Operating Metrics (2)
Total live event attendance	526,100	586,300	(10)%
Number of North American events	61	66	(8)%
Average North American attendance	5,900	6,400	(8)%
Average North American ticket price (dollars)	$81.71	$77.60	5%
Number of international events	29	26	12%
Average international attendance	5,700	6,300	(10)%
Average international ticket price (dollars)	$78.31	$72.75	8%
(1)	Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing.
(2)

Metrics exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 50 NXT events with paid attendance of 48,000 and average ticket prices of $51.19 in the current year quarter as compared to 51 events with paid attendance of 52,100 and average ticket prices of $43.54 in the prior year quarter.

	Three Months Ended
	June 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$13.4	26%	$17.1	32%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.3	2%	0.6	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$14.7	28%	$17.7	34%

Live Events revenues, which include revenues from ticket sales and travel packages, decreased by $0.5 million, or 1%,  in the current year quarter as compared to the prior year quarter. Revenues from our North American ticket sales decreased by $2.4 million, or 7%, as five fewer events and an 8% decline in average attendance reduced revenues by $4.8 million. This decline was partially offset by an increase in average ticket prices, which contributed $1.5 million in incremental revenues. Revenues from our international ticket sales increased by $1.1 million, or 9%,  as the impact of three additional events and higher average ticket prices was partially offset by 10% reduction in average attendance.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by the impact of increased production costs and an increase in fixed costs, partially due to increased management incentive compensation.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Revenues
Consumer product licensing	$10.8	$9.4	15%
eCommerce	8.1	8.4	(4)%
Venue merchandise	7.8	6.8	15%
Total revenues	$26.7	$24.6	9%

Operating Metrics
Average eCommerce revenue per order (dollars)	$44.12	$45.98	(4)%
Number of eCommerce orders	182,000	178,400	2%
Venue merchandise domestic per capita spending (dollars)	$10.42	$10.34	1%

	Three Months Ended
	June 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$4.6	17%	$5.5	22%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	2.3	9%	0.8	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$6.9	26%	$6.3	26%

Consumer Products revenues increased by $2.1 million, or 9%, in the current year quarter as compared to the prior year quarter. Consumer product licensing revenues increased by $1.4 million, or 15%, primarily driven by higher royalties from the sale of our video games, including our franchise game, WWE 2K19.  Venue merchandise revenues increased by $1.0 million, or 15%, due to the timing of our annual WrestleMania Axxess fan engagement sessions, which occurred during the current year quarter. These sessions were held in the first quarter during the prior year, in conjunction with the activities leading up to WrestleMania 33 on April 2, 2017.

Consumer Products Adjusted OIBDA as a percentage of revenues was essentially unchanged in the current year quarter as compared to the prior year quarter.

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

	Three Months Ended
	June 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$(28.8)	(10)%	$(21.5)	(10)%
Depreciation and amortization	3.9	1%	3.4	2%
Stock-based compensation	2.3	1%	0.6	0%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(22.6)	(8)%	$(17.5)	(8)%

Corporate Adjusted OIBDA decreased by $5.1 million and remained flat as a percentage of total revenues in the current year quarter as compared to the prior year quarter as revenue growth was offset by additional management incentive compensation costs and increased sales and use tax expenses.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Depreciation and amortization	$6.9	$6.3	10%

Depreciation and amortization expense increased by $0.6 million, or 10%,  in the current year quarter as compared to the prior year quarter, primarily driven by prior year capital expenditures.

Interest Expense

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Interest expense	$4.7	$3.7	27%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing. Additionally, interest due relating to non-income tax filings is recorded as interest expense.

Loss on Equity Investment

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Loss on equity investment	$3.0	$—	100%

During the second quarter of 2018, the Company recorded an impairment charge of $3.0 million to write off an equity investment in a mobile video publishing business due to issues of the underlying investee company.

Investment Income and Other Expense, Net

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Investment income, net	$1.4	$0.8	75%
Other income (expense), net	$(0.4)	$—	(100)%

Investment income, net increased by $0.6 million, or 75%, in the current year quarter as compared to the prior year quarter, primarily driven by an increase in income from our short-term investment instruments. Other income (expense), net is primarily comprised of realized foreign currency translation losses, partially offset by rental and other non-operating income.

Income Taxes

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Provision for income taxes	$4.5	$2.7	67%
Effective tax rate	31%	35%

The effective tax rate was 31% in the current year quarter as compared to 35% in the prior year quarter. The reduction in the effective tax rate in the current year quarter was primarily driven by the reduction of the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017.

During the third quarter of 2018, in connection with the vesting of the Company’s annual stock-based awards, we expect to recognize an income tax benefit between $20 million and $25 million, as compared to $1.6 million during the prior year quarter. This benefit results from the difference between the deduction the Company receives for tax purposes and the compensation cost recognized in the Company’s financial statements related to these awards.  The increase in the tax benefit during the current year is driven by the increase in the Company’s stock price between when the Company granted the awards and the vesting date in the third quarter of 2018. We expect this benefit to have a significant impact on our effective tax rate during the three months ended September 30, 2018.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Net revenues
Media	$336.0	$258.4	30%
Live Events	83.1	84.9	(2)%
Consumer Products	50.2	59.7	(16)%
Total net revenues (1)	469.3	403.0	16%
Operating expenses
Media	225.8	198.2	14%
Live Events	57.7	55.3	4%
Consumer Products	35.4	35.9	(1)%
Total operating expenses (2)	318.9	289.4	10%
Marketing and selling expenses
Media	36.3	29.4	23%
Live Events	9.1	8.8	3%
Consumer Products	4.2	3.9	8%
Total marketing and selling expenses (3)	49.6	42.1	18%
General and administrative expenses (4)	44.6	43.6	2%
Depreciation and amortization	13.2	13.2	—%
Operating income	43.0	14.7	193%
Interest expense	8.2	7.2	14%
Loss on equity investment	3.0	—	100%
Investment and other income, net	2.8	1.7	65%
Income before income taxes	34.6	9.2	276%
Provision for income taxes	9.8	3.2	206%
Net income	$24.8	$6.0	313%

(1)

Our consolidated net revenues increased by $66.3 million, or 16%, in the current year period as compared to the prior year period. This increase was primarily driven by revenues associated with the distribution of certain live in-ring programming content in international markets.  Additionally, $12.4 million in incremental revenues associated with the contractual escalation of our core content rights fees (Raw and SmackDown Live), and $4.8 million of increased sales of advertising and sponsorships within our Media segment, were partially offset by a decrease of $9.4 million in consumer product licensing revenue due primarily to the impact of the timing of revenue recognition resulting from the Company’s adoption of ASC Topic 606. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated operating expenses increased by $29.5 million, or 10%, in the current year period as compared to the prior year period. This increase was primarily driven by increased costs related to the distribution of certain live in-ring programming content in international markets. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)

Our consolidated marketing and selling expenses increased by $7.5 million, or 18%, in the current year period as compared to the prior year period. This increase was primarily driven by higher sponsorship expense across our segments as a result of our increased sales. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)

Our consolidated general and administrative expenses increased by $1.0 million, or 2%, in the current year period as compared to the prior year period.  The current year period includes additional staff related costs, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price. The prior year included $5.6 million of expenses related to non-recurring legal matters and other contractual obligations.

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Adjusted OIBDA
Media	$88.1	$42.9	105%
Live Events	18.3	22.2	(18)%
Consumer Products	13.8	21.5	(36)%
Corporate	(41.5)	(37.1)	12%
Total Adjusted OIBDA	$78.7	$49.5	59%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Revenues
Network (including pay-per-view)	$103.0	$97.4	6%
Core content rights fees (1)	131.7	119.3	10%
Advertising and sponsorship	31.8	22.5	41%
Other (2)	69.5	19.2	262%
Total revenues	$336.0	$258.4	30%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,742,400	1,567,900	11%
Domestic	1,272,100	1,157,800	10%
International (3)	470,300	410,100	15%
Number of average paid WWE Network subscribers	1,679,600	1,562,700	7%
Domestic	1,226,500	1,155,400	6%
International (3)	453,100	407,300	11%
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

(3)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Six Months Ended
	June 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$67.9	20%	$24.8	10%
Depreciation and amortization	6.0	2%	6.0	2%
Stock-based compensation	14.2	4%	8.9	3%
Other adjustments (1)	—	—%	3.2	1%
Adjusted OIBDA	$88.1	26%	$42.9	17%
(1)	Other adjustments in the prior year period include certain impairment charges related to our feature films.

Media revenues increased by $77.6 million, or 30%, in the current year period as compared to the prior year period.  Other revenues increased by $50.3 million, or 262%, primarily driven by revenues associated with the distribution of certain live in-ring programming content in international markets.  Core content rights fees increased by $12.4 million, or 10%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown Live. Media revenues also reflected increased sales of advertising and sponsorships of $9.3 million, or 41%, across all Media segment platforms. Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, increased by $5.6 million, or 6%, due to an increase in paid subscribers. During the period ended June 30, 2018, WWE Network had an average of 1,679,600 paid subscribers, compared to an average of 1,562,700 subscribers in the prior year period.  The subscription pricing of WWE Network at June 30, 2018 is $9.99 per month with no minimum commitment.

Media Adjusted OIBDA as a percentage of revenues increased in the current year period as compared to the prior year period. This increase was largely driven by the increased revenue relative to our cost base,  and to a less extent, lower programming expenses driven by the absence of third-party produced content, such as Holy Foley!, which tends to have higher production costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Revenues
North American ticket sales	$63.3	$65.9	(4)%
International ticket sales	13.5	13.9	(3)%
Advertising and sponsorship	1.1	1.1	—%
Other (1)	5.2	4.0	30%
Total revenues	$83.1	$84.9	(2)%

Operating Metrics (2)
Total live event attendance	1,062,200	1,146,000	(7)%
Number of North American events	160	157	2%
Average North American attendance	5,600	6,100	(8)%
Average North American ticket price (dollars)	$64.47	$62.71	3%
Number of international events	29	30	(3)%
Average international attendance	5,700	6,000	(5)%
Average international ticket price (dollars)	$78.27	$73.98	6%
(1)	Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing.
(2)

Metrics exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 101 NXT events with paid attendance of 82,000 and average ticket prices of $46.52 in the current year period as compared to 95 events with paid attendance of 86,400 and average ticket prices of $40.03 in the prior year period.

	Six Months Ended
	June 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$16.3	20%	$20.8	24%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	2.0	2%	1.4	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$18.3	22%	$22.2	26%

Live Events revenues, which include revenues from ticket sales and travel packages, decreased by $1.8 million, or 2%, in the current year period  as compared to the prior year period.  Revenues from our North American ticket sales decreased by $2.6 million, or 4%, as an 8% decline in average attendance, which resulted in a decrease in revenues of $4.3 million, included the reduced stadium capacity of our annual Royal Rumble event and the absence of two pay-per-view events. This decrease was partially offset by three additional events and the effect of higher average ticket prices, which increased revenues by $1.6 million. Revenues from our international ticket sales decreased by $0.4 million, or 3%, as the impact of one fewer event during the current year period was partially offset by a 6% increase in average ticket prices.  These decreases were partially offset by an increase in other revenues of $1.2 million, or 30%, primarily driven by additional revenues from travel packages and our secondary ticketing partnership with StubHub.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year period as compared to the prior year period. This increase was primarily driven by increased production costs during the current year period, and the impact of lower average attendance.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Revenues
Consumer product licensing	$20.1	$29.5	(32)%
eCommerce	16.5	16.3	1%
Venue merchandise	13.6	13.9	(2)%
Total revenues	$50.2	$59.7	(16)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$43.97	$45.73	(4)%
Number of eCommerce orders	373,600	351,200	6%
Venue merchandise domestic per capita spending (dollars)	$10.41	$10.20	2%

	Six Months Ended
	June 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$10.6	21%	$19.9	33%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	3.2	6%	1.6	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$13.8	27%	$21.5	36%

Consumer Products revenues decreased by $9.5 million, or 16%, in the current year period as compared to the prior year period. Consumer product licensing revenues decreased by $9.4 million, or 32%, primarily driven by the adoption of ASC Topic 606, which reduced revenues by $7.9  million due to the timing of revenue recognition. Refer to Note 4,  Revenues,  to the Consolidated Financial Statements for further details.

Consumer Products Adjusted OIBDA as a percentage of revenues decreased in the current year period as compared to the prior year period. This decrease was driven by a reduction in consumer product licensing revenues due to the adoption of ASC Topic 606, coupled with changes in product mix.

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

	Six Months Ended
	June 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$(51.8)	(11)%	$(50.8)	(13)%
Depreciation and amortization	7.2	2%	7.2	2%
Stock-based compensation	3.1	1%	0.9	0%
Other adjustments	—	—%	5.6	1%
Adjusted OIBDA	$(41.5)	(9)%	$(37.1)	(9)%
(1)	Other adjustments in the prior year period include non-recurring legal matters and other contractual obligations.

Corporate Adjusted OIBDA decreased $4.4 million and remained flat as a percentage of total revenues in the current year period as compared to the prior year period as revenue growth was offset by additional management incentive compensation costs and increased sales and use tax expenses.

Depreciation and Amortization

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Depreciation and amortization	$13.2	$13.2	—%

Depreciation and amortization expense remained flat in the current year period as compared to the prior year period.

Interest Expense

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Interest expense	$8.2	$7.2	14%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing. Additionally, interest due relating to non-income tax filings is recorded as interest expense.

Loss on Equity Investment

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Loss on equity investment	$3.0	$—	100%

During the second quarter of 2018, the Company recorded an impairment charge of $3.0 million to write off an equity investment in a mobile video publishing business due to issues of the underlying investee company.

Investment Income and Other Expense, Net

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Investment income, net	$2.8	$1.7	65%
Other income (expense), net	$—	$—	—%

Investment income, net increased by $1.1 million, or 65%, in the current year period as compared to the prior year period, primarily driven by an increase in income from our short-term investment instruments. Other income, net is primarily comprised of losses on the sale of assets, mostly offset by rental and other non-operating income.

Income Taxes

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Provision for income taxes	$9.8	$3.2	206%
Effective tax rate	28%	35%

The effective tax rate was 28% in the current year period as compared to 35% in the prior year period. The reduction in the effective tax rate in the current year period was primarily driven by the reduction of the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017.

During the third quarter of 2018, in connection with the vesting of the Company’s annual stock-based awards, we expect to recognize an income tax benefit between $20  million and $25 million, as compared to $1.6 million during the prior year period. This benefit results from the difference between the deduction the Company receives for tax purposes and the compensation cost recognized in the Company’s financial statements related to these awards.  The increase in the tax benefit during the current year is driven by the increase in the Company’s stock price between when the Company granted the awards and the vesting date in the third quarter of 2018. We expect this benefit to have a significant impact on our effective tax rate during the nine months ended September 30, 2018.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $341.6 million and $297.4 million as of June 30, 2018 and December 31, 2017, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds.  Our debt balance totaled $213.7 million and $213.5 million as of June 30, 2018 and December 31, 2017, respectively, and includes the carrying value of $180.4 million and $177.9 million related to our convertible senior notes due 2023 as of June 30, 2018 and December 31, 2017, respectively.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities and capital expenditures. In addition, on June 26, 2018, we announced five-year agreements with USA Network and Fox Sports effective October 1, 2019 for the domestic distribution of our flagship programs, Raw and Smackdown Live, which will provide future ongoing liquidity to the Company through the generation of content rights fees. As it relates to our Convertible Notes which are currently convertible, we believe that if note holders elected to convert their notes within the next twelve months, the Company has sufficient means to settle the Convertible Notes using any combination of existing cash and cash equivalents and investment balances, cash generated from operations, borrowings under our Revolving Credit Facility or through the issuance of shares.

Borrowing Capacity

In December 2016, the Company entered into an amended and restated $100.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of July 29, 2021. As of June 30, 2018, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $100.0 million.

Debt Summary

In December 2016, the Company issued $200.0 million aggregate principal amount of 3.375% convertible senior notes (the "Convertible Notes") due December 15, 2023, and in January 2017, we issued an additional $15.0 million aggregate principal amount of Convertible Notes after partial exercise of an over-allotment option.  The sale of the Convertible Notes resulted in $208.4 million in net proceeds to WWE after deducting the initial purchasers’ discount and estimated offering expenses. Proceeds from the Convertible Notes were used, in part, to pay for the cost of a convertible note hedge of $36.7 million, which were partially offset by proceeds received from the sale of warrants of $21.0 million. See Note 13,  Convertible Debt,  and Note 5, Earnings Per Share,  in the Notes to Consolidated Financial Statements for further information on the Convertible Notes, including the dilutive nature of the Convertible Notes.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property.  Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of June 30, 2018 and December 31, 2017, the amounts outstanding of the mortgage were $23.0 million and $23.0 million, respectively.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of June 30, 2018 and December 31, 2017, the amounts outstanding under the Aircraft Note were $10.3 million and $12.6 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $76.8 million in the six months ended June 30, 2018,  as compared to $13.8 million for the corresponding period in the prior year. The $63.0 million increase in the current year period was driven the $29.2 million increase in Adjusted OIBDA and favorable changes in working capital partially due to accrued management incentive compensation and the timing of feature film production.

In the current year period,  we spent $0.6 million on feature film production activities, as compared to $7.8 million in the prior year period.  We received incentives of $1.2 million related to feature film production in the current year period, as compared to $0.4 million received in the prior year period.  We anticipate spending between $5 million and $10 million on feature film production activities during the remainder of the current year.

In the current year period, we received  $0.6 million of non-film related incentives associated with television production activities, as compared to $2.2 million received in the prior year period.  We anticipate receiving approximately $10 million to $15 million of non-film related incentives during the remainder of the year.

In the current year period,  we spent $14.4 million to produce non-live event programming for television, including Total Bellas Season 3,  Total Divas Season 7 and Miz & Mrs., and various programs for WWE Network, as compared to $7.6 million in the prior year period, which including programming for television, including Total Bellas Season 2  and Total Divas Season 7, and WWE Network programming, including our UK Championship Tournament. We anticipate spending approximately $5 million to $15 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees.  At June 30, 2018, our two largest receivable balances from customers were 33% and 14% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $39.6 million in the six months ended June 30, 2018,  as compared to $87.6 million in the prior year period.  During the current year period, we purchased $64.5 million of short-term investments and received proceeds from the maturities of our investments of $36.2 million, as compared to purchases of $88.7 million and proceeds of $13.7 million in the prior year period.  Capital expenditures for the remainder of the current year are estimated to range between $20 million and $30 million.

Cash Flows from Financing Activities

Cash used in financing activities was $20.1 million for the six months ended June 30, 2018, as compared to $5.3 million in the prior year period.  During the prior year quarter, we received $13.4 million in net proceeds related to the sale of the Convertible Notes, less associated bond hedge and warrant transactions. The Company made dividend payments of $18.5 million and $18.3 million during the six months ended June 30, 2018 and 2017, respectively.

During the third quarter of 2018, the Company expects to pay approximately $50 million as a result of directly withholding shares for tax-withholding purposes associated with the vesting of employee equity awards, as compared to $9.2 million during the prior year period.  The increase during the current year is driven by the increased value of shares vesting, primarily driven by the significant increase in the Company’s stock price.

Contractual Obligations

There have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2017.

Application of Critical Accounting Policies

There have been no significant changes to our critical accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2017 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies. Refer to Note 4,  Revenues, to the Consolidated Financial Statements for updates to our consumer product licensing and feature film revenue recognition policies, which includes a discussion of the revenue estimation process.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented the new revenue standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for the disclosures required in our SEC interim and annual filings. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  6.  Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.4A*	First Amendment to Amended and Restated Employment Agreement with Vincent K. McMahon, effective as of April 3, 2018 (filed herewith).
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	July 26, 2018	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Co-President
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)