Form 10-Q
period 2018-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2018-10-25
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At October 23, 2018 the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 43,415,411 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 34,609,438.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues	$188,391	$186,325	$657,654	$589,355
Operating expenses	120,797	111,804	439,749	401,222
Marketing and selling expenses	23,507	18,197	73,100	60,325
General and administrative expenses	20,055	15,909	64,655	59,464
Depreciation and amortization	5,905	6,435	19,059	19,680
Operating income	18,127	33,980	61,091	48,664
Interest expense	3,581	3,569	11,828	10,734
Other income, net	3,446	742	3,285	2,386
Income before income taxes	17,992	31,153	52,548	40,316
(Benefit from) provision for income taxes	(15,598)	9,299	(5,822)	12,489
Net income	$33,590	$21,854	$58,370	$27,827
Earnings per share: basic	$0.43	$0.28	$0.75	$0.36
Earnings per share: diluted	$0.37	$0.28	$0.66	$0.36
Weighted average common shares outstanding:
Basic	77,808	76,957	77,371	76,620
Diluted	90,760	78,505	87,944	78,383
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$33,590	$21,854	$58,370	$27,827
Other comprehensive income (loss):
Foreign currency translation adjustments	53	35	(311)	112
Unrealized holding gains (losses) on available-for-sale debt securities (net of tax expense (benefit) of $15 and $(29), and $(186) and $(66), respectively)	48	(46)	(590)	(107)
Total other comprehensive income (loss)	101	(11)	(901)	5
Comprehensive income	$33,691	$21,843	$57,469	$27,832

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,117	$137,700
Short-term investments, net	189,472	159,744
Accounts receivable (net of allowance for doubtful accounts and returns of $1,613 and $3,035, respectively)	84,367	65,245
Inventory	8,910	8,332
Prepaid expenses and other current assets	40,019	19,961
Total current assets	448,885	390,982
PROPERTY AND EQUIPMENT, NET	135,525	131,325
FEATURE FILM PRODUCTION ASSETS, NET	17,251	22,300
TELEVISION PRODUCTION ASSETS, NET	6,295	7,292
INVESTMENT SECURITIES	27,593	27,367
NON-CURRENT DEFERRED INCOME TAX ASSETS	18,803	18,984
OTHER ASSETS, NET	10,904	16,257
TOTAL ASSETS	$665,256	$614,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,088	$4,638
Convertible debt	181,754	—
Accounts payable and accrued expenses	94,508	77,738
Deferred income	75,912	55,818
Total current liabilities	357,262	138,194
LONG-TERM DEBT	26,984	30,958
CONVERTIBLE DEBT	—	177,900
OTHER NON-CURRENT LIABILITIES	1,752	14,496
Total liabilities	385,998	361,548
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 43,411,787 and 42,498,452 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	434	425
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 34,609,438 and 34,609,438 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	346	346
Additional paid-in capital	410,186	422,208
Accumulated other comprehensive income	1,470	2,371
Accumulated deficit	(133,178)	(172,391)
Total stockholders’ equity	279,258	252,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$665,256	$614,507

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2017	42,498	$425	34,609	$346	$422,208	$2,371	$(172,391)	$252,959
Cumulative effect of adopting ASC 606	—	—	—	—	—	—	10,086	10,086
Net income	—	—	—	—	—	—	58,370	58,370
Other comprehensive income	—	—	—	—	—	(901)	—	(901)
Stock issuances, net	914	9	—	—	1,765	—	—	1,774
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(50,720)	—	—	(50,720)
Cash dividends declared	—	—	—	—	1,363	—	(29,243)	(27,880)
Stock-based compensation	—	—	—	—	34,308	—	—	34,308
Other	—	—	—	—	1,262	—	—	1,262
Balance, September 30, 2018	43,412	$434	34,609	$346	$410,186	$1,470	$(133,178)	$279,258

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$58,370	$27,827
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	5,856	9,065
Amortization of television production assets	20,534	13,633
Depreciation and amortization	24,091	24,281
Loss on equity investments, net	819	—
Services provided in exchange for equity instruments	(2,264)	(2,090)
Other amortization	4,667	4,758
Stock-based compensation	34,308	17,962
(Benefit from) provision for deferred income taxes	(2,750)	4,516
Other non-cash adjustments	1,879	383
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(8,219)	(19,030)
Inventory	(578)	(1,948)
Prepaid expenses and other assets	(20,354)	(8,813)
Feature film production assets	(870)	(9,643)
Television production assets	(20,266)	(12,472)
Accounts payable, accrued expenses and other liabilities	9,059	(5,851)
Deferred income	17,199	(1,615)
Net cash provided by operating activities	121,481	40,963
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(21,445)	(17,652)
Purchases of short-term investments	(82,064)	(123,806)
Proceeds from sales and maturities of short-term investments	50,833	23,990
Purchase of investment securities	(1,038)	(2,116)
Other	1,000	—
Net cash used in investing activities	(52,714)	(119,584)
FINANCING ACTIVITIES:
Repayment of long-term debt	(3,524)	(3,718)
Dividends paid	(27,880)	(27,601)
Proceeds from borrowings under credit facilities	—	1,383
Proceeds from borrowings on convertible notes, net of issuance costs	—	14,534
Proceeds from issuance of warrants	—	1,460
Purchase of convertible note hedge	—	(2,558)
Taxes paid related to net settlement upon vesting of equity awards	(50,720)	(9,185)
Proceeds from issuance of stock	1,774	1,493
Net cash used in financing activities	(80,350)	(24,192)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,583)	(102,813)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,700	211,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,117	$109,163
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$5,577	$4,648

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

Regarding the segment presentation and expense caption revisions noted above, information presented for the three and nine months ended September 30, 2017 included in the Consolidated Financial Statements herein and elsewhere in this Quarterly Report has been revised to conform to the current period presentation. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented.

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

Included within Operating expenses are the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization and impairment of feature film assets	$2,331	$3,262	$5,856	$9,065
Amortization of television production assets	7,716	2,912	20,534	13,633
Amortization of WWE Network content delivery and technology assets	1,572	1,239	5,030	4,594
Total amortization and impairment included in operating expenses	$11,619	$7,413	$31,420	$27,292

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019 (fiscal 2020 for the Company), with early adoption permitted. The new guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company expects to adopt the new guidance prospectively and does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the Company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of the amendments on our consolidated financial statement disclosures. Since the amendments impact only disclosure requirements, we do not expect the amendments to have an impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Accounting.” The new guidance expands the scope of Topic 718, Compensation – Stock Compensation (which currently only includes share-based payments to employees and non-employee directors) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new guidance supersedes Subtopic 505-50, Equity – Equity-Based payments to Non-Employees. The new guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2019 for the Company), including interim periods within that fiscal year, with early adoption permitted. The Company has elected to early adopt the new guidance as of June 30, 2018. Since the Company does not currently have any share-based payment awards to nonemployees, the early adoption of the guidance had no impact on our consolidated financial statements. The Company will apply the guidance prospectively.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will supersede the existing guidance for lease accounting. This new standard will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which for the Company will be effective for the fiscal year beginning January 1, 2019. In July 2018, the FASB issued two clarifying amendments to the lease guidance, which provide further Codification improvements and relieves the requirement to present prior comparative year results when adopting the new standard. Instead, companies can choose to recognize the cumulative-effect of applying the new standard to leased assets and liabilities as an adjustment to opening retained earnings in the year of adoption. Both amendments issued are effective in the same timeframe as ASU No. 2016-02. We intend to adopt the requirements of the new leasing standard via a cumulative-effect adjustment without restating prior periods. While we are evaluating the impact that the new guidance will have on our consolidated financial statements, we currently expect a gross-up of our consolidated balance sheet as we recognize right of use assets and lease liabilities. The extent of such gross-up remains to be determined once we complete a review of our existing lease contracts (we are primarily a lessee) and service contracts, which may contain embedded leases.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” as amended by ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” issued in February 2018. The new guidance requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income. The Company's current available-for-sale securities are invested primarily in debt securities which are not subject to the new guidance, therefore, we will continue to record any unrealized gains or losses on these available-for-sale debt securities through accumulated other comprehensive income.  The new guidance also no longer allows the use of the cost method of accounting for equity securities without readily determinable fair values. However, for equity investments without readily determinable fair values, entities may elect a measurement alternative to fair value that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new guidance was adopted on January 1, 2018 and the Company has elected to use the measurement alternative to measure our equity investments without readily determinable fair values and this guidance was applied prospectively. Refer to Note 10, Investment Securities and Short-Term Investments, for disclosures related to observable price change events related to our equity investments without readily determinable fair values that occurred during the current period. During the first quarter of 2018, the FASB provided clarifying guidance on the application of ASU 2016-01 through the issuance of ASU No. 2018-03. Among other things, the amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. The amendment also clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  ASU No. 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018 with early adoption permitted so long as ASU No. 2016-01 has been adopted.  The Company has elected to early adopt the clarifying amendments in ASU No. 2018-03 as of January 1, 2018 and will apply the clarifying amendments to all interim periods within 2018. The adoption of the clarifying amendments had no impact to our consolidated financial statements.

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

Additionally, concurrent with the aforementioned segment changes, certain business support functions including sales and marketing, our international offices, talent development and other business support functions previously reported in our Corporate and Other segment are now allocated to the three reportable segments based primarily on a percentage of revenue contribution. The remaining unallocated corporate expenses largely relate to corporate functions such as finance, legal, human resources, facilities and information technology. The Company does not allocate these costs to its business segments, as they do not directly relate to revenue generating activities. These unallocated corporate expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown. Revenues from transactions between our operating segments are not material.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues:
Media	$142,078	$130,723	$478,086	$389,141
Live Events	26,723	31,600	109,808	116,533
Consumer Products	19,590	24,002	69,760	83,681
Total net revenues	$188,391	$186,325	$657,654	$589,355

Adjusted OIBDA:
Media	$50,336	$49,439	$138,474	$92,347
Live Events	120	3,663	18,458	25,826
Consumer Products	4,050	7,838	17,796	29,317
Corporate	(18,698)	(15,345)	(60,270)	(52,436)
Total Adjusted OIBDA	$35,808	$45,595	$114,458	$95,054

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total operating income	$18,127	$33,980	$61,091	$48,664
Depreciation and amortization	5,905	6,435	19,059	19,680
Stock-based compensation	11,776	5,180	34,308	17,962
Other adjustments (1)	—	—	—	8,748
Total Adjusted OIBDA	$35,808	$45,595	$114,458	$95,054
(1)

Other adjustments for the nine months ended September 30, 2017 include $5,586 of non-recurring legal matters and other contractual obligations, and $3,162 of certain impairment charges related to our feature films.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The impact to our Consolidated Statements of Operations for the three months ended September 30, 2018 as a result of applying ASC Topic 606 was a decrease to our Net revenues, Operating expenses and Operating income of $2,712,  $687 and $2,025, respectively. The impact to our Consolidated Statements of Operations for the nine months ended September 30, 2018 as a result of applying ASC Topic 606 was a decrease to our Net revenues, Operating expenses and Operating income of $11,194,  $3,482 and $7,712, respectively. The impact to our Consolidated Balance Sheet as of September 30, 2018 as a result of applying ASC Topic 606 was a decrease to our accumulated deficit and total liabilities of $4,185 and $2,875, respectively, and an increase to total assets of $1,310.

Revenue Recognition Policies

Under ASC Topic 606, most of our sales revenue continues to be recognized when products are shipped or as services are performed and was not materially impacted by the adoption of the new revenue recognition standard. Revenues are generally recognized when control of the promised goods or services is transferred to our customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. Our revenues do not include material amounts of variable consideration. The variable consideration contained in our contracts relate primarily to sales or usage-based royalties earned on consumer product licensing contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. As it relates to our Consumer Products segment, the Company accounts for shipping and handling activities as fulfillment activities.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues:
Media Segment:
Network (including pay-per-view)	$49,445	$48,221	$152,445	$145,671
Core content rights fees (1)	65,912	60,375	197,590	179,684
Advertising and sponsorships	15,038	12,991	46,811	35,473
Other (2)	11,683	9,136	81,240	28,313
Total Media Segment net revenues	142,078	130,723	478,086	389,141
Live Events Segment:
North American ticket sales	22,426	25,255	85,711	91,177
International ticket sales	2,238	5,081	15,771	19,006
Advertising and sponsorships	400	412	1,520	1,472
Other (3)	1,659	852	6,806	4,878
Total Live Events Segment net revenues	26,723	31,600	109,808	116,533
Consumer Products Segment:
Consumer product licensing	8,559	11,331	28,608	40,819
eCommerce	6,786	7,211	23,304	23,519
Venue merchandise	4,245	5,460	17,848	19,343
Total Consumer Products Segment net revenues	19,590	24,002	69,760	83,681
Total net revenues	$188,391	$186,325	$657,654	$589,355

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Remaining Performance Obligations

As of September 30, 2018, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,476,806, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2018 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2018 through 2024. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2018 through 2021. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

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

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements.  The Company’s deferred revenue (i.e. contract liabilities) as of September 30, 2018 and December 31, 2017 was $77,125 and $69,795, respectively.

The increase in the deferred revenue balance for the nine months ended September 30, 2018 of $7,330 is primarily driven by cash payments received or due in advance of satisfying our performance obligations.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marking and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $2,231 and $2,242 at September 30, 2018 and December 31, 2017, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. The amount of amortization was $345 and $320, and $986 and $961 for the three and nine months ended September 30, 2018 and 2017, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$33,590	$21,854	$58,370	$27,827

Weighted average basic common shares outstanding	77,808	76,957	77,371	76,620
Dilutive effect of restricted and performance stock units	1,620	1,548	2,010	1,761
Dilutive effect of convertible debt instruments	11,332	—	8,563	—
Dilutive effect of employee share purchase plan	—	—	—	2
Weighted average dilutive common shares outstanding	90,760	78,505	87,944	78,383

Earnings per share:
Basic	$0.43	$0.28	$0.75	$0.36
Diluted	$0.37	$0.28	$0.66	$0.36

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	6,030	—	4,815	—
Outstanding restricted and performance stock units	1	—	320	—

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

The denominator of our diluted earnings per share calculation for the three and nine months ended September 30, 2018 includes the effect of additional shares of common stock issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator of our diluted earnings per share calculation for the three and nine months ended September 30, 2018 includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes and Warrants had a $0.05 and $0.07 impact on diluted earnings per share for the three and nine months ended September 30, 2018, respectively. There was no impact on diluted earnings per share during the three and nine months ended September 30, 2017 since the average price of our common stock did not exceed the conversion price of $24.91 during the periods. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs and the Company's qualified employee stock purchase plan, totaled $11,776 and $5,180, and $34,308 and $17,962 for the three and nine months ended September 30, 2018 and 2017, respectively.

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

The following table summarizes the RSU activity during the nine months ended September 30, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	477,792	$18.33
Granted	185,059	$36.92
Vested	(208,396)	$17.45
Forfeited	(39,892)	$24.62
Dividend equivalents	3,771	$23.67
Unvested at September 30, 2018	418,334	$26.44

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

The following table summarizes the PSU activity during the nine months ended September 30, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	2,053,931	$21.37
Granted	369,996	$96.34
Achievement adjustment	100,753	$33.84
Vested	(1,244,447)	$19.76
Forfeited	(162,682)	$49.79
Dividend equivalents	11,736	$22.97
Unvested at September 30, 2018	1,129,287	$46.21

During the nine months ended September 30, 2018,  we granted 369,996 PSUs,  which are subject to certain performance conditions.

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

The following table summarizes the PSU-TSR activity during the nine months ended September 30, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	—	$—
Granted	340,971	$47.42
Unvested at September 30, 2018	340,971	$47.42

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
Land, buildings and improvements	$136,895	$134,052
Equipment	115,305	98,245
Corporate aircraft	32,249	31,277
Vehicles	905	905
	285,354	264,479
Less: accumulated depreciation and amortization	(149,829)	(133,154)
Total	$135,525	$131,325

Depreciation expense for property and equipment totaled $5,682 and $6,151,  and $18,406 and $18,517 for the three and nine months ended September 30, 2018 and 2017, respectively.

During the second quarter of 2018, we recorded a non-cash abandonment charge of $1,693 to write off the carrying value of internal use software that we deemed will no longer be used by the Company and had no further alternative use. This charge is included as a component of Operating expenses on the Consolidated Statements of Operations and included within our Media segment results for the nine months ended September 30, 2018.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

8. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
In release	$11,653	$15,869
Completed but not released	3,041	2,211
In production	2,199	3,107
In development	358	1,113
Total	$17,251	$22,300

Approximately 27% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 63% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production assets within four years as we receive revenues associated with television distribution of our licensed films. During the three and nine months ended September 30, 2018 and 2017, we amortized $884 and $2,346, and $2,192 and $4,987,  respectively, of feature film production assets.

We currently have three films designated as “Completed but not released” and have one film “In production.” We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three and nine months ended September 30, 2018 and 2017, we expensed $122 and $157, and $851 and $157,  respectively, related to previously capitalized development costs related to abandoned projects.

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

We recorded impairment charges of $1,325 and $759, and $2,813 and $3,921 related to our feature films during the three and nine months ended September 30, 2018 and 2017, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

9. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
In release	$3,072	$3,765
In production	3,223	3,527
Total	$6,295	$7,292

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Amortization of television production assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
WWE Network programming	$630	$566	$5,688	$3,685
Television programming	7,086	2,346	14,846	9,948
Total	$7,716	$2,912	$20,534	$13,633

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the three and nine months ended September 30, 2018 and 2017, we did not record any impairments related to our television production assets.

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	September 30,	December 31,
	2018	2017
Equity method investment	$14,671	$14,664
Equity investments without readily determinable fair values	12,922	12,703
Total investment securities	$27,593	$27,367

Equity Method Investment

In March 2015, WWE and Authentic Brands Group (“ABG”) formed a joint venture to re-launch an apparel and lifestyle brand, Tapout (the "Brand"). ABG agreed to contribute certain intangible assets for the Brand, licensing contracts, systems, and other administrative functions to Tapout. The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG.  To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Other income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities.  The Company did not record any impairment charges related to our investment in Tapout during the three and nine months ended September 30, 2018 and 2017.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net equity method earnings from Tapout	$158	$198	$859	$843
Net dividends received from Tapout	(68)	(164)	(852)	(832)
Equity in earnings of affiliate, net of dividends received	$90	$34	$7	$11

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the three and nine months ended September 30, 2018 and 2017, we recorded revenues of $608 and $696, and $2,264 and $2,090,  respectively,

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of September 30, 2018 was $3,493, and was included in Deferred Income and Other Non-Current Liabilities for $2,760 and $733, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $3,493 as of September 30, 2018. Creditors of Tapout do not have recourse against the general credit of the Company.

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

The following table summarizes the impairments and observable price change event adjustments recorded on our equity investments without readily determinable fair values for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Impairments (1)	$—	$—	$(3,000)	$—
Observable price change adjustments (2)	2,181	—	2,181	—
Total income (loss) from adjustments to equity investments	$2,181	$—	$(819)	$—
(1)

During the second quarter of 2018, the Company recorded an impairment charge of $3,000 on our investment in a mobile video publishing business for the excess of the carrying value over its estimated fair value resulting from going concern issues of the underlying investee company. This charge is reflected in Other income, net in our Consolidated Statements of Operations.

(2)

During the third quarter of 2018, the Company recorded an upward adjustment of $2,181 to the carrying value of our existing equity investment in an e-sports company. The adjustment was the result of an observable price change event in connection with a financing round completed by the investee where the underlying value of the preferred shares issued were greater than the value per share of WWE’s substantially similar preferred shares in the investee. This adjustment is reflected in Other income, net in our Consolidated Statements of Operations.

Short-Term Investments

Short-term investments measured at fair value consisted of the following:

	As of September 30, 2018				As of December 31, 2017
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$56,571	$—	$(657)	$55,914	$73,169	$—	$(479)	$72,690
Corporate bonds	100,622	—	(685)	99,937	58,003	—	(329)	57,674
Municipal bonds	11,953	—	(70)	11,883	17,538	7	(99)	17,446
Government agency bonds	22,074	—	(336)	21,738	12,007	—	(73)	11,934
Total	$191,220	$—	$(1,748)	$189,472	$160,717	$7	$(980)	$159,744

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

As of September 30, 2018, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	2 months - 2 years
Corporate bonds	6 months - 5 years
Municipal bonds	1 month - 1 year
Government agency bonds	4 months - 4 years

During the three and nine months ended September 30, 2018 and 2017, we recognized $1,137 and $649, and $3,244 and $1,449, respectively, of interest income on our short-term investments.  Interest income is reflected as a component of Other income, net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Proceeds from sales and maturities of short-term investments	$14,660	$10,330	$50,833	$23,990
Purchases of short-term investments	$17,520	$35,110	$82,064	$123,806

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

The fair value measurements of our equity investments without readily determinable fair value are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value.  Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Beginning in 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. Refer to Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. Refer to Note 10, Investment Securities and Short-Term Investments, for details on impairments and observable pricing event adjustments related to our equity investments without readily determinable fair values.

The Company's long-lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the second quarter of 2018, we recorded a non-cash abandonment charge of $1,693 to write off the carrying value of internal use software that we deemed will no longer be used by the Company and had no further alternative use. This charge is included as a component of Operating expenses on the Consolidated Statements of Operations and included within our Media segment results. With the exception of this charge, the Company did not record any other impairment charges on long lived property and equipment and television production assets during the three and nine months ended September 30, 2018 and 2017. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the nine months ended September 30, 2018 and 2017, the Company recorded impairment charges of $2,813 and $3,921 on feature film production assets based upon fair value measurements of $2,475 and $3,074, respectively. See Note 8,  Feature Film Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third-party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At September 30, 2018, the face amount of the mortgage loan and promissory note approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of September 30, 2018 and December 31, 2017, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$191,468	$186,196	$182,661	$182,783
(1)	The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
Trade related	$10,271	$12,727
Staff related	7,787	7,980
Management incentive compensation	27,383	21,556
Talent related	3,905	5,356
Accrued WWE Network related expenses	2,331	2,633
Accrued event and television production	10,084	7,929
Accrued legal and professional	4,929	5,182
Accrued purchases of property and equipment	5,577	2,334
Accrued film liability	2,683	1,993
Accrued other	19,558	10,048
Total	$94,508	$77,738

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least December 31, 2018.  As of September 30, 2018, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of September 30, 2018, no actual conversions have occurred to date. Refer to Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

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

The Convertible Notes consisted of the following components:

	As of
	September 30,	December 31,
	2018	2017
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(28,804)	(32,217)
Less: Unamortized debt issuance costs	(4,442)	(4,883)
Net carrying amount	$181,754	$177,900

Equity component (1)	$35,547	$35,547
(1)	Recorded in the Consolidated Balance Sheets within additional paid-in capital, net of the $1,110 issuance costs in equity.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
3.375% contractual coupon	$1,814	$1,814	$5,442	$5,418
Amortization of debt discount	1,156	1,086	3,413	3,190
Amortization of debt issuance costs	156	139	457	408
Interest expense	$3,126	$3,039	$9,312	$9,016

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

14.  Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	September 30,	December 31,
	2018	2017
Current portion of long-term debt:
Aircraft financing	$4,714	$4,638
Mortgage	374	—
Total current portion of long-term debt	$5,088	$4,638

Long-term debt:
Aircraft financing	$4,413	$7,958
Mortgage	22,571	23,000
Total long-term debt	$26,984	$30,958

Total	$32,072	$35,596

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

Credit Facility

Revolving Credit Facility

In December 2016, in connection with the issuance of the Convertible Notes, the Company entered into an amended and restated $100,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of July 29, 2021.  Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of September 30, 2018, the LIBOR-based rate plus margin was 3.84%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.30% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of September 30, 2018, the Company was in compliance with the Revolving Credit Facility and had available debt capacity under the terms of the Revolving Credit Facility of $100,000. As of September 30, 2018 and December 31, 2017, there were no amounts outstanding under the Revolving Credit Facility.

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees.  We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At September 30, 2018, our largest receivable balance from customers was 29% of our gross accounts receivable. At December 31, 2017,  our largest receivable balance from customers was 16% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

16. Income Taxes

As of September 30, 2018, we had $18,803 of deferred tax assets, net, included in non-current income tax assets in our Consolidated Balance Sheets.  As of December 31, 2017, we had $18,984 of deferred tax assets, net, included in Non-current income tax assets in our Consolidated Balance Sheets.

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

During the three and nine months ended September 30, 2018 and 2017, we recognized  $20,688 and $1,599, and $20,734 and $1,603, respectively, of excess tax benefits related to the Company’s share-based compensation awards at vesting. Income tax effects of vested awards are included within the provision for income taxes on the Consolidated Statements of Operations. Excluding this discrete tax item, our effective tax rate was 28% and 35% for the three and nine months ended September 30, 2018 and 2017, respectively. The tax benefit recorded during the current year is driven by the increase in the Company’s stock price between the original grant date of the awards and their subsequent vesting date in the third quarter of 2018. The corresponding offset of these tax benefits is included as a component of Prepaid expenses and other current assets within our Consolidated Balance Sheets.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, tax on GILTI and foreign-derived intangible income. At September 30, 2018, we recorded a measurement period adjustment to tax expense of $66, consisting of expense of $111 to remeasure the net deferred tax asset based on finalized temporary differences and a tax benefit of $45 to revise the one-time transition tax based on revised earnings and profits computations completed during the period.

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

We recorded the following incentives during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Television production incentives	$11,702	$10,645	$11,702	$10,645
Feature film production incentives	7	2,667	22	3,150
Total	$11,709	$13,312	$11,724	$13,795

18. Commitments and Contingencies

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint.  The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. The Company does not know if the Laurinaitis Plaintiffs and Windham Defendants submitted the affidavits required under the Court’s September 29, 2017 order. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings fail to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against any appeal of these decisions vigorously.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims. By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

19. Related Party Transactions

On April 3, 2018, the Company entered into transactions with Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, granting Alpha rights to launch a professional football league under the name “XFL”. Alpha has announced that it expects that this launch will occur in early 2020.  Under these agreements, WWE received, among other things, an equity interest in Alpha without payment by or other financial obligation to WWE. The investment will be accounted for under the equity method of accounting. WWE’s equity interest in the net assets of Alpha at the transaction closing date on April 3, 2018 was insignificant. After the date of investment, we recorded our proportionate share of Alpha’s reported net losses which exceeded the carrying amount of the investment and reduced the investment value to zero as of June 30, 2018. Subsequent losses reported after that date are not provided for. We will resume accounting for the investment under the equity method if Alpha subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method of accounting was suspended. In addition, WWE entered into a support services agreement to provide Alpha with certain administrative support services with the costs of such services billed to Alpha on a cost-plus margin basis.  Amounts billed to Alpha under the support services agreement for the three and nine months ended September 30, 2018 were not material.

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

Additionally, concurrent with the aforementioned segment changes, certain business support functions including sales and marketing, international, talent development and other business support functions previously reported in our Corporate and Other segment are now allocated to the three reportable segments based primarily on a percentage of revenue contribution. The remaining unallocated corporate expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these costs to its business segments, as they do not directly relate to revenue generating activities. These unallocated corporate expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown. Revenues from transactions between our operating segments are not material.

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

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Net revenues
Media	$142.1	$130.8	9%
Live Events	26.7	31.6	(16)%
Consumer Products	19.6	24.0	(18)%
Total net revenues (1)	188.4	186.4	1%
Operating expenses
Media	83.0	72.3	15%
Live Events	23.3	24.5	(5)%
Consumer Products	14.5	15.0	(3)%
Total operating expenses (2)	120.8	111.8	8%
Marketing and selling expenses
Media	16.7	12.6	33%
Live Events	4.5	4.0	13%
Consumer Products	2.3	1.7	35%
Total marketing and selling expenses (3)	23.5	18.3	28%
General and administrative expenses (4)	20.1	15.9	26%
Depreciation and amortization	5.9	6.5	(9)%
Operating income	18.1	33.9	(47)%
Interest expense	3.6	3.5	3%
Other income, net	3.5	0.7	400%
Income before income taxes	18.0	31.1	(42)%
(Benefit from) provision for income taxes (5)	(15.6)	9.3	(268)%
Net income	$33.6	$21.8	54%
(1)

Our consolidated net revenues increased by $2.0 million, or 1%, in the current year quarter as compared to the prior year quarter. This increase was driven primarily by $10.7 million in incremental revenues associated with the contractual escalation of our core content rights fees (Raw and SmackDown Live) and the timing impact of our licensed reality-based television series. These increases were partially offset by a decline of $4.9 million in Live Events revenues due to a reduction in average attendance, and a decrease of $2.8 million in consumer product licensing revenue due primarily to the impact of the timing of revenue recognition resulting from the Company’s adoption of ASC Topic 606. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated operating expenses increased by $9.0 million, or 8%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $4.7 million of additional production costs derived from the timing of our licensed reality-based television series, coupled with higher staff related costs, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)

Our consolidated marketing and selling expenses increased by $5.2 million, or 28%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by higher staff related costs, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)

Our consolidated general and administrative expenses increased by $4.2 million, or 26%, in the current year quarter as compared to the prior year quarter. This increase is primarily driven by higher staff related costs, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price. For further analysis, refer to Management’s Discussion and Analysis of our unallocated corporate expenses.

(5)

During the current year quarter, we recognized an income tax benefit of $20.7 million, as compared to $1.6 million during the prior year quarter, resulting from the difference between the deduction the Company receives for tax purposes and the compensation cost recognized in the Company’s financial statements related to the vesting of the Company’s annual stock-based awards.

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Adjusted OIBDA
Media	$50.4	$49.5	2%
Live Events	0.2	3.6	(94)%
Consumer Products	4.0	7.8	(49)%
Corporate	(18.8)	(15.3)	23%
Total Adjusted OIBDA	$35.8	$45.6	(21)%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Revenues
Network (including pay-per-view)	$49.5	$48.3	2%
Core content rights fees (1)	65.9	60.4	9%
Advertising and sponsorship	15.0	13.0	15%
Other (2)	11.7	9.1	29%
Total revenues	$142.1	$130.8	9%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,614,900	1,507,200	7%
Domestic	1,186,400	1,105,500	7%
International (3)	428,500	401,700	7%
Number of average paid WWE Network subscribers	1,663,700	1,521,900	9%
Domestic	1,213,300	1,119,100	8%
International (3)	450,400	402,800	12%
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

(3)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Three Months Ended
	September 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$39.3	28%	$42.9	33%
Depreciation and amortization	3.1	2%	2.9	2%
Stock-based compensation	8.0	6%	3.7	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$50.4	35%	$49.5	38%

Media revenues increased by $11.3 million, or 9%, in the current quarter as compared to the prior year quarter. Core content rights fees increased by $5.5 million, or 9%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown Live. Other revenues within the Media segment increased by $2.6 million, or 29%, primarily driven by the timing impact of our licensed reality-based series, Total Divas, and the premiere of Miz and Mrs in July 2018. These increases were partially offset by a $2.5 million decline in WWE Studios revenues reflective of both the timing of our film releases and the performance of released films. Media revenues also reflected increased sales of advertising and sponsorships of $2.0 million, or 15%, across all Media segment platforms. Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, increased by $1.2 million, or 2%, due to an increase in paid subscribers. During the quarter ended September 30, 2018, WWE Network had an average of 1,663,700 paid subscribers, compared to an average of 1,521,900 subscribers in the prior year quarter. The subscription pricing of WWE Network at September 30, 2018 is $9.99 per month with no minimum commitment.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter, as increased revenues were more than offset by higher fixed costs, partially due to increased management incentive compensation,  and increased production costs due to changes in product mix.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Revenues
North American ticket sales	$22.4	$25.3	(11)%
International ticket sales	2.3	5.1	(55)%
Advertising and sponsorship	0.4	0.4	—%
Other (1)	1.6	0.8	100%
Total revenues	$26.7	$31.6	(16)%

Operating Metrics (2)
Total live event attendance	408,400	487,000	(16)%
Number of North American events	86	89	(3)%
Average North American attendance	4,500	4,900	(8)%
Average North American ticket price (dollars)	$53.68	$53.11	1%
Number of international events	4	7	(43)%
Average international attendance	5,600	6,800	(18)%
Average international ticket price (dollars)	$93.18	$106.97	(13)%
(1)	Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing.
(2)

Metrics exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 46 NXT events with paid attendance of 37,600 and average ticket prices of $39.50 in the current year quarter as compared to 45 events with paid attendance of 39,800 and average ticket prices of $41.90 in the prior year quarter.

quarter.

	Three Months Ended
	September 30,
	2018		2017
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$(1.1)	(4)%	$3.1	10%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.3	5%	0.5	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$0.2	1%	$3.6	11%

Live Events revenues, which include revenues from ticket sales and travel packages, decreased by $4.9 million, or 16%, in the current year quarter as compared to the prior year quarter. Revenues from our North American ticket sales decreased by $2.9 million, or 11%, as three fewer events and an 8% decline in average attendance reduced revenues by $2.8 million. Revenues from our international ticket sales decreased by $2.8 million, or 55%, as three fewer events and an 18% decline in average attendance was coupled with a 13% decline in average ticket prices. The changes in ticket prices and average attendance in the current year quarter were due, in part, to changes in the mix of venues and territories.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by the impact of reduced revenues, coupled with an increase in fixed costs, partially due to increased management incentive compensation.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Revenues
Consumer product licensing	$8.5	$11.3	(25)%
eCommerce	6.8	7.2	(6)%
Venue merchandise	4.3	5.5	(22)%
Total revenues	$19.6	$24.0	(18)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$41.87	$47.02	(11)%
Number of eCommerce orders	157,900	152,600	3%
Venue merchandise domestic per capita spending (dollars)	$9.26	$10.54	(12)%

	Three Months Ended
	September 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$2.8	14%	$7.3	30%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.2	6%	0.5	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$4.0	20%	$7.8	33%

Consumer Products revenues decreased by $4.4 million, or 18%, in the current year quarter as compared to the prior year quarter. Consumer product licensing revenues decreased by $2.8 million, or 25%, primarily driven by the adoption of ASC Topic 606, which reduced revenues by $2.6 million due to the timing of revenue recognition. Venue merchandise revenues decreased by $1.2 million, or 22%, due to the impact of a 12% decline in average revenue per customer,  coupled with a 9% decline in average attendance.

Consumer Products Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by the decline in revenues.

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

	Three Months Ended
	September 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$(22.9)	(12)%	$(19.4)	(10)%
Depreciation and amortization	2.8	1%	3.6	2%
Stock-based compensation	1.3	1%	0.5	0%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(18.8)	(10)%	$(15.3)	(8)%

Corporate Adjusted OIBDA decreased in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by an increase in management incentive compensation costs, coupled with higher recruiting and consulting costs to support the Company’s strategic initiatives.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Depreciation and amortization	$5.9	$6.5	(9)%

Depreciation and amortization expense decreased by $0.6 million, or 9%, in the current year quarter as compared to the prior year quarter, primarily driven by the timing of capital expenditures.

Interest Expense

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Interest expense	$3.6	$3.5	3%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing.

Other Income, Net

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Other income, net	$3.5	$0.7	400%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses and rental income. The increase of $2.8 million in the current year quarter as compared to the prior year quarter is primarily driven by the recognition of an upward adjustment of $2.2 million to the carrying value of an equity investment without readily determinable fair values resulting from an observable pricing event completed during the period. Additionally, there was an increase of $0.5 million in interest income from our short-term investment instruments.

Income Taxes

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
(Benefit from) provision for income taxes	$(15.6)	$9.3	(268)%
Effective tax rate	(87)%	30%

The reduction in the effective tax rate in the current year quarter was primarily driven by the recognition of $20.7 million of excess tax benefits related to the Company’s share-based compensation awards at vesting, as compared to $1.6 million in the prior year quarter. Excluding this discrete tax item, our effective tax rate was 28% in the current year quarter as compared to 35% in the prior year quarter. The tax benefit recorded during the current year is driven by the increase in the Company’s stock price between the original grant date of the awards and their subsequent vesting date in the third quarter of 2018.  Further impacting the decline in the effective tax rate was the reduction of the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Net revenues
Media	$478.1	$389.2	23%
Live Events	109.8	116.5	(6)%
Consumer Products	69.8	83.7	(17)%
Total net revenues (1)	657.7	589.4	12%
Operating expenses
Media	308.8	270.5	14%
Live Events	81.0	79.8	2%
Consumer Products	49.9	50.9	(2)%
Total operating expenses (2)	439.7	401.2	10%
Marketing and selling expenses
Media	53.0	42.0	26%
Live Events	13.6	12.8	6%
Consumer Products	6.5	5.6	16%
Total marketing and selling expenses (3)	73.1	60.4	21%
General and administrative expenses (4)	64.7	59.5	9%
Depreciation and amortization	19.1	19.7	(3)%
Operating income	61.1	48.6	26%
Interest expense	11.8	10.7	10%
Other income, net	3.3	2.4	38%
Income before income taxes	52.6	40.3	31%
(Benefit from) provision for income taxes (5)	(5.8)	12.5	(146)%
Net income	$58.4	$27.8	110%

(1)

Our consolidated net revenues increased by $68.3 million, or 12%, in the current year period as compared to the prior year period. This increase was primarily driven by revenues associated with the distribution of certain live in-ring programming content in international markets.    In the current year period, we also recognized $17.9 million in incremental revenues associated with the contractual escalation of our core content rights fees (Raw and SmackDown Live), $11.3 million of increased sales of advertising and sponsorships within our Media segment, and $6.8 million of increased subscription revenues related to the growth of our WWE Network. These increases were partially offset by a decrease of $12.2 million in consumer product licensing revenue due primarily to the impact of the timing of revenue recognition resulting from the Company’s adoption of ASC Topic 606, and a decline of $6.7 million in Live Events revenues due to lower average attendance. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated operating expenses increased by $38.5 million, or 10%, in the current year period as compared to the prior year period. This increase was primarily driven by increased costs related to the distribution of certain live in-ring programming content in international markets, coupled with additional staff related costs, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)

Our consolidated marketing and selling expenses increased by $12.7 million, or 21%, in the current year period as compared to the prior year period. This increase was primarily driven by additional staff related costs, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price, and higher sponsorship expense across our segments as a result of our increased sales. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)

Our consolidated general and administrative expenses increased by $5.2 million, or 9%, in the current year period as compared to the prior year period. The current year period includes additional staff related costs, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price. The prior year included $5.6 million of expenses related to non-recurring legal matters and other contractual obligations.

(5)

During the current year period, we recognized an income tax benefit of $20.7 million, as compared to $1.6 million during the prior year period, resulting from the difference between the deduction the Company receives for tax purposes and the compensation cost recognized in the Company’s financial statements related to the vesting of the Company’s annual stock-based awards.

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Adjusted OIBDA
Media	$138.5	$92.4	50%
Live Events	18.5	25.8	(28)%
Consumer Products	17.8	29.3	(39)%
Corporate	(60.3)	(52.4)	15%
Total Adjusted OIBDA	$114.5	$95.1	20%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Revenues
Network (including pay-per-view)	$152.5	$145.7	5%
Core content rights fees (1)	197.6	179.7	10%
Advertising and sponsorship	46.8	35.5	32%
Other (2)	81.2	28.3	187%
Total revenues	$478.1	$389.2	23%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,614,900	1,507,200	7%
Domestic	1,186,400	1,105,500	7%
International (3)	428,500	401,700	7%
Number of average paid WWE Network subscribers	1,674,200	1,548,900	8%
Domestic	1,222,000	1,143,100	7%
International (3)	452,200	405,800	11%
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

(3)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Nine Months Ended
	September 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$107.2	22%	$67.7	17%
Depreciation and amortization	9.1	2%	8.9	2%
Stock-based compensation	22.2	5%	12.6	3%
Other adjustments (1)	—	—%	3.2	1%
Adjusted OIBDA	$138.5	29%	$92.4	24%
(1)	Other adjustments in the prior year period include certain impairment charges related to our feature films.

Media revenues increased by $88.9 million, or 23%, in the current year period as compared to the prior year period. Other revenues within the Media segment increased by $52.9 million, or 187%, primarily driven by revenues associated with the distribution of certain live in-ring programming content in international markets.  Core content rights fees increased by $17.9 million, or 10%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown Live. Media revenues also reflected increased sales of advertising and sponsorships of $11.3 million, or 32%, across all Media segment platforms. Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, increased by $6.8 million, or 5%, due to an increase in paid subscribers. During the period ended September 30, 2018, WWE Network had an average of 1,674,200 paid subscribers, compared to an average of 1,548,900 subscribers in the prior year period.  The subscription pricing of WWE Network at September 30, 2018 is $9.99 per month with no minimum commitment.

Media Adjusted OIBDA as a percentage of revenues increased in the current year period as compared to the prior year period. This increase was largely driven by the increased revenue relative to our cost base, partially offset by higher programming expenses driven by third-party produced content, such as Camp WWE, which tends to have higher production costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Revenues
North American ticket sales	$85.7	$91.2	(6)%
International ticket sales	15.8	19.0	(17)%
Advertising and sponsorship	1.5	1.5	—%
Other (1)	6.8	4.8	42%
Total revenues	$109.8	$116.5	(6)%

Operating Metrics (2)
Total live event attendance	1,470,600	1,633,000	(10)%
Number of North American events	246	246	—%
Average North American attendance	5,200	5,700	(9)%
Average North American ticket price (dollars)	$61.22	$59.71	3%
Number of international events	33	37	(11)%
Average international attendance	5,700	6,200	(8)%
Average international ticket price (dollars)	$80.03	$80.85	(1)%
(1)	Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing.
(2)

Metrics exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 147 NXT events with paid attendance of 119,600 and average ticket prices of $44.32 in the current year period as compared to 140 events with paid attendance of 126,200 and average ticket prices of $40.62 in the prior year period.

	Nine Months Ended
	September 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$15.2	14%	$23.9	21%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	3.3	3%	1.9	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$18.5	17%	$25.8	22%

Live Events revenues, which include revenues from ticket sales and travel packages, decreased by $6.7 million, or 6%, in the current year period as compared to the prior year period. Revenues from our North American ticket sales decreased by $5.5 million, or 6%, as a 9% decline in average attendance, which resulted in a decrease in revenues of $7.3 million, included the reduced stadium capacity of our annual Royal Rumble event and the absence of two pay-per-view events. This decrease was partially offset by the effect of higher average ticket prices, which increased revenues by $1.9 million. Revenues from our international ticket sales decreased by $3.2 million, or 17%, driven by the impact of four fewer events and an 8% decline in average attendance. The changes in ticket prices and average attendance in the current year period were due, in part, to changes in the mix of venues and territories.  These decreases were partially offset by an increase in other revenues of $2.0 million, or 42%, primarily driven by additional revenues from travel packages and our secondary ticketing partnership with StubHub.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year period as compared to the prior year period. This decrease was primarily driven by increased fixed costs during the current year period, partially due to increased management incentive compensation, and the impact of lower average attendance.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Revenues
Consumer product licensing	$28.6	$40.8	(30)%
eCommerce	23.3	23.5	(1)%
Venue merchandise	17.9	19.4	(8)%
Total revenues	$69.8	$83.7	(17)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$43.35	$46.12	(6)%
Number of eCommerce orders	531,500	503,700	6%
Venue merchandise domestic per capita spending (dollars)	$10.07	$10.30	(2)%

	Nine Months Ended
	September 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$13.4	19%	$27.2	32%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	4.4	6%	2.1	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$17.8	26%	$29.3	35%

Consumer Products revenues decreased by $13.9 million, or 17%, in the current year period as compared to the prior year period. Consumer product licensing revenues decreased by $12.2 million, or 30%, primarily driven by the adoption of ASC Topic 606, which reduced revenues by $10.5 million due to the timing of revenue recognition. Refer to Note 4, Revenues, to the Consolidated Financial Statements for further details.  Venue merchandise revenues decreased by $1.5 million, or 8%, as an 8% decline in average attendance was coupled with a  2% decline in average revenue per customer.

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

	Nine Months Ended
	September 30,
	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$(74.7)	(11)%	$(70.2)	(12)%
Depreciation and amortization	10.0	2%	10.8	2%
Stock-based compensation	4.4	1%	1.4	0%
Other adjustments (1)	—	—%	5.6	1%
Adjusted OIBDA	$(60.3)	(9)%	$(52.4)	(9)%
(1)	Other adjustments in the prior year period include non-recurring legal matters and other contractual obligations.

Corporate Adjusted OIBDA decreased $7.9 million and remained flat as a percentage of total revenues in the current year period as compared to the prior year period partially as a result of higher management incentive compensation costs.

Depreciation and Amortization

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Depreciation and amortization	$19.1	$19.7	(3)%

Depreciation and amortization expense decreased by $0.6 million, or 3%, in in the current year period as compared to the prior year period.

Interest Expense

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Interest expense	$11.8	$10.7	10%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing.

Other Income, Net

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Other income, net	$3.3	$2.4	38%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses and rental income. The increase of $0.9 million in the current year period as compared to the prior year period is primarily driven by the recognition of an upward adjustment of $2.2 million in the third quarter of 2018 to the carrying value of an equity investment without readily determinable fair values resulting from an observable pricing event completed during the period. Additionally, there was an increase of $1.8 million in interest income from our short-term investment instruments. These increases were partially offset by an impairment charge of $3.0 million recorded during the second quarter of 2018 to write off an equity investment in a mobile video publishing business due to issues of the underlying investee company.

Income Taxes

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
(Benefit from) provision for income taxes	$(5.8)	$12.5	(146)%
Effective tax rate	(11)%	31%

The reduction in the effective tax rate in the current year period was primarily driven by the recognition of $20.7 million of excess tax benefits related to the Company’s share-based compensation awards at vesting, as compared to $1.6 million in the prior year period. Excluding this discrete tax item, our effective tax rate was 28% in the current year period as compared to 35% in the prior year period. The tax benefit recorded during the current year is driven by the increase in the Company’s stock price between the original grant date of the awards and their subsequent vesting date in the third quarter of 2018.  Further impacting the decline in the effective tax rate was the reduction of the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $315.6 million and $297.4 million as of September 30, 2018 and December 31, 2017, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds.  Our debt balance totaled $213.8 million and $213.5 million as of September 30, 2018 and December 31, 2017, respectively, and includes the carrying value of $181.8 million and $177.9 million related to our convertible senior notes due 2023 as of September 30, 2018 and December 31, 2017, respectively.

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

Borrowing Capacity

In December 2016, the Company entered into an amended and restated $100.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of July 29, 2021. As of September 30, 2018, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $100.0 million.

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

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property.  Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of September 30, 2018 and December 31, 2017, the amounts outstanding of the mortgage were $22.9 million and $23.0 million, respectively.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of September 30, 2018 and December 31, 2017, the amounts outstanding under the Aircraft Note were $9.1 million and $12.6 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $121.5 million in the nine months ended September 30, 2018,  as compared to $41.0 million for the corresponding period in the prior year. The $80.5 million increase in the current year period was driven by improved operating performance and favorable changes in working capital partially due to accrued management incentive compensation and the timing of feature film production.

In the current year period,  we spent $0.9 million on feature film production activities, as compared to $9.6 million in the prior year period.  We received incentives of $1.2 million related to feature film production in the current year period, as compared to $1.2 million received in the prior year period.  We anticipate spending less than  $5 million on feature film production activities during the remainder of the current year.

In the current year period,  we received  $0.8 million of non-film related incentives associated with television production activities, as compared to $2.2 million received in the prior year period.  We anticipate receiving approximately $10 million to $15 million of non-film related incentives during the remainder of the year.

In the current year period,  we spent $20.3 million to produce non-live event programming for television, including Total Bellas Season 3,  Total Divas Season 7,  Miz & Mrs. and Total Divas Season 8, and various programs for WWE Network, including Camp WWE,  as compared to $12.5 million in the prior year period, which including programming for television, including Total Divas Season 7 and Total Bellas Season 2, and WWE Network programming. We anticipate spending approximately $5 million to $10 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees.  At September 30, 2018, our largest receivable balance from customers was 29% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $52.7 million in the nine months ended September 30, 2018,  as compared to $119.6 million in the prior year period.  During the current year period,  we purchased $82.1 million of short-term investments and received proceeds from the maturities of our investments of $50.8 million, as compared to purchases of $123.8 million and proceeds of $24.0 million in the prior year period.  Capital expenditures in the current year period increased $3.8 million as compared to the prior year period. Capital expenditures for the remainder of the current year are estimated to range between $10 million and $20 million.

Cash Flows from Financing Activities

Cash used in financing activities was $80.4 million for the nine months ended September 30, 2018, as compared to $24.2 million in the prior year period.  The Company paid $50.7 million and $9.2 million during the nine months ended September 30, 2018 and 2017, respectively, as a result of directly withholding shares for tax-withholding purposes associated with the vesting of employee equity awards. The increase during the current year was driven by the increased value of shares vesting, primarily driven by the significant increase in the Company’s stock price. During the prior year period, we received $13.4 million in net proceeds related to the sale of the Convertible Notes, less associated bond hedge and warrant transactions. Additionally, the Company made dividend payments of $27.9 million and $27.6 million during the nine months ended September 30, 2018 and 2017, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented the new revenue standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for the disclosures required in our SEC interim and annual filings. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint.  The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. The Company does not know if the Laurinaitis Plaintiffs and Windham Defendants submitted the affidavits required under the Court’s September 29, 2017 order. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings fail to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against any appeal of these decisions vigorously.

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

Item 6.  Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.5A*	First Amendment to World Wrestling Entertainment 2012 Employee Stock Purchase Plan (filed herewith).
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	October 25, 2018	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Co-President
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)