Form 10-K
period 2018-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2019-02-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
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

Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2018 using our closing price on June 30, 2018 was $3,037,527,698.

As of February 5, 2019, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 43,739,412 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 34,303,438 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”).

PART I

Item 1.  Business

World Wrestling Entertainment, Inc. is an integrated media and entertainment company. "WWE" refers to World Wrestling Entertainment, Inc. and its subsidiaries, unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to WWE. The initials "WWE" and our stylized and iconic "W" logo are two of our trademarks. This report also contains other WWE trademarks and trade names as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

We have been involved in the sports entertainment business for nearly 40 years, and have developed WWE into one of the most popular brands in global entertainment today. We are principally engaged in the production and distribution of unique and creative content through various channels, including our premium over-the-top subscription network (“WWE Network”),  content rights agreements, pay-per-view event programming, filmed entertainment, live events, licensing of various WWE themed products, and the sale of consumer products featuring our brands. At the heart of our success are the athletic and entertainment skills and appeal of our Superstars, and our consistently innovative and multi-faceted storylines. Our distribution platforms provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.

Based on the strength of the Company’s brands and its ownership and control over its intellectual property, the Company has been able to leverage its content and talent globally across virtually all media platforms. We continually evaluate additional opportunities to monetize new and existing content, including our WWE Network, which is available in all international markets other than embargoed countries.

Our operations are organized around the following principal activities:

Media:

•

The Media segment reflects the production and monetization of long-form and short-form media content across various platforms, including WWE Network, pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships.

Live Events:

•

Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events.

Consumer Products:

•

The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

Media

Media net revenues were $683.4 million, $535.6 million and $476.9 million, representing 73%, 67% and 65% of total net revenues in 2018,  2017 and 2016, respectively.

Network

WWE Network launched in February 2014, becoming the first-ever 24/7 live streaming direct-to-consumer network. This subscription-based network is currently available in all international markets other than embargoed countries, including the United Kingdom, Canada, the Middle East, China and Australia, among others. Subscribers can access all of WWE’s live pay-per-view events, exclusive original programming and nearly 11,500 hours  of our video-on-demand library. The inclusion of our monthly marquis pay-per-view events, including WrestleMania, and the access to original content and live specials are critical components of the programming which drives our viewer engagement and satisfaction. WWE Network content includes exclusive original programming, groundbreaking documentaries, reality shows and in-ring specials, including the Mae Young Classic,  Cruiserweight Classic and the U.K. Championship Tournament. Our strategy of creating compelling original content for broadcast on WWE Network has contributed to the growth and popularity of WWE Network, which premiered nearly 340 hours of original content during 2018.

WWE Network is available on select gaming consoles, computers, mobile devices, internet connected TVs, and popular digital media players. As of December 31, 2018, WWE Network had 1,528,100 paid subscribers as compared to 1,471,400 subscribers at

December 31, 2017, representing a 4% increase in our subscriber base.  Following WrestleMania 34 in April 2018, WWE Network reached an all-time high of over 2.1 million subscribers. For domestic subscribers, the current subscription pricing of WWE Network is $9.99 per month with no minimum commitment, and new subscribers are currently offered a one-month free trial.

Core Content Rights Fees

Leveraging our expertise in live event television production, we produce five hours of original weekly domestic television programming,  RAW and SmackDown Live, our core content.  RAW and SmackDown Live are licensed domestically under a multi-year contract with NBC Universal (“NBCU”).  As previously announced, the Company has reached an agreement under which beginning October 2019, the domestic distribution of our program, SmackDown Live, will move to broadcast television on the Fox Network. Raw will continue to be carried domestically by NBCU on USA Network. We have separate international distribution agreements for Raw and SmackDown Live. Second runs of RAW and SmackDown Live are also available on WWE Network 30 days after the original first run airing dates on television.

RAW is a three-hour live primetime program which ranks among the most watched regularly scheduled programs on primetime cable television. RAW celebrated its 25th anniversary on January 22, 2018. It is the longest running weekly episodic program in primetime television history, with more than 1,300 original episodes, and anchors USA Network’s programming line-up, consistently helping make it the top-rated cable entertainment network.

SmackDown Live is a two-hour live show airing on Tuesdays on USA Network. On October 16, 2018, SmackDown Live celebrated its historic 1,000th episode featuring Superstars from the past and present.  SmackDown Live continues to be the second longest running weekly episodic program in primetime TV history, second only to RAW. Beginning in October 2019, SmackDown Live will start airing on the Fox Network under our new domestic distribution agreement for that program.

WWE’s TV-PG, family-friendly television programming can be seen in more than 800 million homes and in 25 languages around the world. Our international broadcast partners currently include: Sky in the United Kingdom; Sony Ten in India, Rogers Communication in Canada,  and PPTV in China, among many others.

Advertising and Sponsorships

WWE utilizes the Internet and social media platforms to promote our brands, market and distribute our content and digital products,  create a community experience among our fans and sell advertising across these various platforms. WWE currently streams its media content on select social media platforms, such as YouTube and Facebook. WWE consistently ranks among the top viewed channels on YouTube, with nearly 22.5 billion views of WWE content in 2018. The Company receives advertising revenues from YouTube and Facebook based on viewership of our content.  In 2018, WWE had 1.1 billion social media fan engagements across social media platforms such as Facebook, Twitter, YouTube, Instagram and Tumblr.

Our primary website, WWE.com, attracted an average of 10 million monthly unique visitors worldwide during 2018. These visitors viewed an average of 189 million pages and 13 million video streams per month. WWE wallpapers, ringtones, voicetones and videos are available through our mobile partnerships. WWE currently has local language-based websites allowing fans to experience WWE in their native language with a concentration on local events and shows. Currently, the available languages are English, Mandarin, French, German, Polish and Arabic. We have relationships with sales agencies in global markets to sell advertising on WWE.com, which allow our partners to sell advertising across a region of countries.

In addition, through our sponsorship packages, we offer advertisers a full range of our promotional opportunities, including online and print advertising, on-air announcements and special appearances by our Superstars. These opportunities allow our advertisers and sponsors to engage consumers across a variety of our platforms. In partnership with NBCU, we secured 220 advertisers in 2018. Our diverse customer base for these marketing opportunities include 24 Fortune 100 companies. Our sponsors promote their products utilizing our digital media assets, including promotion on WWE.com as well as promotion through WWE Network and through our various live event shows.

Other

Our Media segment also generates revenues from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

Our reality-based television series currently includes Total Divas, Total Bellas, and Miz and Mrs. Total Divas, a one-hour reality series on E!, was added to WWE's programming line-up in July 2013, and returned for its eighth season in September 2018. The reality-based show explores life beyond the ring for several female WWE Superstars. Previous episodes of Seasons 1 through 7 are also replayed on WWE Network.

Total Bellas, a spinoff of the hit series, Total Divas, was added to WWE's programming line-up in October 2016, and launched a third season in May 2018. This reality-based series airing on E! gives viewers exclusive access into the lives of The Bella Twins and their family. Previous episodes of Seasons 1 and 2 are also replayed on WWE Network.

Miz & Mrs., a docuseries chronicling the lives of WWE Superstars The Miz and Maryse, premiered on July 24, 2018 on USA Network. Following the success of the initial six episodes of this reality-based series, USA Network picked up 14 more episodes, which will air during 2019.

On January 16, 2018, we premiered Mixed Match Challenge, the first live sports program produced specifically for Facebook. During 2018, the first two seasons of this show featured a tournament of mixed tag team matches every week, ultimately determining a winner. This interactive and innovative Facebook experience provided viewers with an in-ring and behind-the-scenes look at all the competitors.

WWE Studios is our multi-platform production company that develops and produces feature films, television (scripted, non-scripted), and digital content. In 2018, WWE Studios released two films partnering with Sony Pictures to release The Marine 6: Close Quarters, and Lionsgate to distribute Blood Brother via a limited theatrical release.

Live Events

Live Events net revenues were $144.2 million, $151.7 million and $144.4 million, representing 16%, 19% and 20% of total net revenues in 2018, 2017 and 2016, respectively.

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

North American Ticket Sales

In 2018, we produced 310 live events (excluding our NXT developmental division)  throughout North America, entertaining 1.6 million fans at an average ticket price of $60.53. We hold many of our live events at major arenas across the country. In addition to providing content for our television and other programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

International Ticket Sales

In 2018, we produced 56 live events (excluding NXT) internationally, reaching 347,000 fans at an average ticket price of $74.87. These events were spread over several international tours throughout Europe, the Middle East, Asia, Latin America and Australia.

Consumer Products

Consumer Products net revenues were $102.6 million, $113.7 million and $107.9 million, representing 11%, 14% and 15% of total net revenues in 2018,  2017 and 2016, respectively.

Consumer Product Licensing

We have established a worldwide licensing program using our marks and logos, copyrighted works and characters on a large variety of retail products, including video games,  toys, apparel and books. Currently, we have relationships with more than 200 licensees worldwide that provide products for sale at major retailers. To maintain the distinctive style and quality of our intellectual property and brand, we retain creative approval over the design, packaging, advertising and promotional materials associated with these products. Additionally, we continually seek new opportunities to partner with best-in-class organizations to develop new products for our fans and further expand our licensing business.

Video games and toys are the largest components of our licensing program. We have a comprehensive, multi-year licensing agreement with Mattel, Inc. our master toy licensee, covering all global territories and a multi-year licensing agreement with Take-Two Interactive Software, Inc. ("Take-Two") to produce and sell our branded console video games. In partnership with Mattel, we launched a new girls’ product line, WWE Superstars, which featured the first-ever fashion dolls of our female Superstars. WWE branded video games currently include WWE 2K, available on PlayStation and XBOX platforms and on iOS and Android devices and WWE SuperCard which is available on iOS and Android devices. The video game industry continues to migrate the availability of video games toward  downloadable content through an Internet connected device. Accordingly, our video games can be downloaded via the Internet and contain subsequent downloadable content that can be purchased to add additional characters and game modes to enhance game play.

Music is an integral part of the WWE entertainment experience. We compose and record music, including Superstar entrance themes, in our recording studio. In addition to our own composed music, we license music performed by popular artists.

eCommerce

WWEShop is our direct-to-consumer e-commerce storefront. WWE merchandise is also distributed on other domestic and international e-commerce platforms, including Amazon.  We processed 786,800 orders during 2018 as compared to 818,600 in 2017.

Venue Merchandise

Our direct-to-consumer venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products such as t-shirts, belts, caps and other novelty items, all of which feature our Superstars and/or logos.

Customers

Our customers include content distributors of our media content through their networks and platforms, fans who purchase tickets to our live events,  purchase our merchandise at venues or online through our eCommerce platforms and subscribers to WWE Network, advertisers and sponsors, consumer product licensees, and film distributors/buyers. As noted elsewhere, we have several important partners, including NBCU who carries the domestic television distribution of Raw and, until October 2019, SmackDown Live,  the Fox Network which beginning October 2019 will begin distributing SmackDown Live, and the General Sports Authority of the Kingdom of Saudi Arabia who, among other things, hosts our live events in the Middle East.

Creative Development and Production

Headed by our Chairman and Chief Executive Officer, Vincent K. McMahon, our creative team develops compelling and complex characters and weaves them into dynamic storylines that combine physical and emotional elements. Storylines are usually played out in the ring and unfold on our weekly television shows, culminating in our monthly marquis events. We voluntarily designate the suitability of each of our television shows using standard industry ratings, and all our in-ring television programming carries a PG rating, which is critical to maintaining the Company’s reputation for family friendly entertainment.

Our success is due primarily to the continuing popularity of our Superstars. We currently have approximately 215 Superstars under exclusive contracts, ranging from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training. Our Superstars are highly trained and motivated independent contractors, whose compensation is tied to the revenue that they help generate. We own the rights to substantially all our characters and exclusively license the rights we do not own through agreements with our Superstars.

Talent Development

We continually seek to identify, recruit and develop additional talent for our business. Our NXT division, which features developmental talent training to become WWE Superstars,  has produced approximately  80% of our current active main roster stars, such as Finn Balor,  Asuka,  Rusev,  Becky Lynch, and Apollo Crews.  NXT has now evolved into our third brand after Raw and SmackDown and has transitioned into a global touring brand broadcasting live specials on WWE Network throughout the year. In 2018, we continued our focus on recruiting international talent with tryouts in Jeddah, Saudi Arabia; Cologne, Germany; and Santiago, Chile. These efforts have resulted in approximately 60% of our developmental talent coming from outside the U.S., including the United Kingdom, China, India, Japan, Australia, Ireland, Brazil and Germany.  NXT talent train at our WWE Performance Center in Florida, a state-of-the-art training facility, which was designed to cultivate our next generation of talent and has become the center of our talent development program. In efforts to localize our content around the world, we opened the WWE UK Performance Center on January 11, 2019. This is the first WWE training facility outside of the United States and will provide our NXT UK talent with the same world-class development programs as our WWE Performance Center.

Competition

While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live event and media content audiences, we face competition from professional and college sports, other live, filmed, televised and streamed entertainment, and other leisure activities. We will face increased competition from websites and mobile and other internet connected apps delivering paid and free content, as streamed media offerings continue to expand.  For purchases of our merchandise, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many companies with whom we compete have greater financial resources than we do.

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

Employees

As of February 2019, we had 915 employees. This headcount excludes our Superstars and NXT talent, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are good. None of our employees are represented by a union.

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

Television and WWE Network Programming

The marketplace for audio-visual programming (including cable television and Internet programming) in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. Certain Federal Communications Commission (“FCC”) regulations are imposed directly on the Company and/or indirectly through our distributors. Other domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time. In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks, the complexity of which may result in unintentional noncompliance. As previously announced, we have reached an agreement under which beginning October 2019, the domestic distribution of our program, SmackDown Live, will move to broadcast television on the Fox Network which will result in our being responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements. Any failure by us to meet these governmental policies or regulations and private-sector expectations could restrict our program content and, in the case of government regulation, result in monetary liability. Such failure could also adversely affect our levels of viewership and/or number of WWE Network subscribers. Any of these could affect our operating results.

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

Our failure to maintain or renew key agreements could adversely affect our ability to distribute our media content, WWE Network, our films and/or other of our goods and services, which could adversely affect our operating results.

Our media content is distributed by cable, satellite and broadcast television networks and digital platforms around the globe.  As detailed below, we depend on third parties for many aspects of the operation and distribution of WWE Network. Our films are generally also distributed by other, more established film companies. Because a large portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain (such as due to a breach or alleged breach by either party) or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our financial outlook, liquidity, business and operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our media content by carriers located in the United States and abroad. We have a substantial relationship with NBCU as they distribute the vast majority of our television programming domestically through their cable networks. As previously announced, we have reached an agreement under which beginning October 2019, the domestic distribution of our program, SmackDown Live, will move to broadcast television on the Fox Network. Raw will continue to be carried by NBCU on USA Network. We also have an important partnership with the General Sports Authority of the Kingdom of Saudi Arabia. These relationships are expected to continue to constitute a significant percentage of our revenues. The number of subscribers and ratings of television networks and advertising revenues in general have been reported as being impacted by viewers moving to alternative media content providers, a process known as “cord cutting” and “cord shaving”. Many well-funded digital companies have been competing with the traditional television business model and, while it has been widely reported that they are paying significant amounts for media content, it is not clear that these digital distributors will replace the importance (in terms of money paid for content, viewer penetration and other factors) of television distribution to media content owners such as WWE. We have significant relationships outside the United States with distributors nearing the end of their terms, including in the United Kingdom, India, Latin America and the Middle East. Many of our other goods and services, such as our toys, video games and home video offerings are manufactured and sold by other parties under licenses of our intellectual property or distribution agreements. Our inability for any of the reasons set forth in these Risk Factors to maintain and/or renew or replace these agreements on terms favorable to us could adversely affect our financial outlook, liquidity, business and/or operating results.

The Company has spent, and plans to continue to spend, substantial amounts to produce content, build infrastructure and market our WWE Network. If, for any number of reasons, we are unable to continue to develop and monetize this distribution platform successfully, these additional costs, and the loss of very significant revenue, could have a material adverse effect on our operating results.

Need to Attract, Retain and Replace Subscribers.  We believe that WWE has a passionate fan base. However, the markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. These markets have and are expected to continue to be subject to rapid changes, and new technologies and evolving business models are developing at a fast pace. The Company expects this competition to continue to grow and the markets to continue to transform. Many players that have entered this space have vastly greater financial and marketing resources than the Company as well as longer operating histories, large customer bases and strong brand recognition. These competitors may secure better terms from suppliers, aggressively price their offerings and devote more technology and marketing resources. Competing offerings include subscription digital services from Amazon, CBS, ESPN, HBO, Hulu, MLB, Netflix, NFL Network, Nickelodeon, Showtime, YouTube and many others. Certain of these competitors have begun to bundle digital networks. Other competitors for viewers of media content include broadcast, cable and satellite television, many of which have so-called “TV everywhere”, stand-alone streaming and/or “on demand” content, online movie and television content providers (both legal such as iTunes and illegal (pirated)), and ad-supported services such as YouTube.  Viewers also commit viewing dollars to theatrical films, live events or other leisure activities. Our ability to attract and retain subscribers to WWE Network will depend in part on our ability to provide consistent high-quality content and a high level of service that is perceived as a good value for the consumer’s entertainment dollars. We face intense competition with respect to service levels, content offerings, pricing and related features, which may adversely impact our ability to attract and retain these subscribers. In addition, subscribers are allowed to cancel their subscriptions at any time and could do so for a number of reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, unsatisfactory content (whether as a result of change in consumer tastes or otherwise), competitive entertainment at a lower price and customer service issues. This is commonly referred to as “churn.” Churn may be more pronounced in the periods following larger WWE events shown on WWE Network such as WrestleMania. We will need to add new subscribers continually both to replace subscribers who cancel and to grow our business. If too many of our subscribers cancel our service or if we are unable to attract new subscribers in sufficient numbers, our financial outlook, liquidity, business and operating results would be adversely affected.

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

Emerging Business.  We believe that we entered the market for subscription digital streaming at a relatively early stage. We believe acceptance of this type of service has grown among users, that our fans are technologically sophisticated and that the market is not saturated. We could, however, find that we are unable to remain competitive in this emerging industry for any number of reasons.  For instance, other new or more established players, many of whom have greater resources than we, could establish dominant positions in the market for this type of service. We could find that the growing number of offerings to consumers could limit subscribers for WWE Network due to market saturation. Alternatively, we could find that consumers choose to move away from subscription services generally. Under any of these scenarios, our ability to attract and retain subscribers will be adversely affected, which could have a material adverse effect on our business and operating results.

Reliance on Partners to Offer WWE Network.  We offer subscribers the ability to receive streaming content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices, such as tablets and mobile phones as well as smart televisions and Blu-Ray players. We intend to continue to offer WWE Network through available platforms and partners. We rely on outside contractors to develop and supply technology and infrastructure necessary to deliver our content and interact with the user, and in this regard, we plan to move a major portion of our WWE Network infrastructure in 2019 to a new provider. If we are not successful in maintaining, renewing and/or replacing these technology and infrastructure relationships or if we are not successful in entering into and maintaining relationships with platform providers (many of which are governed by relatively short-term agreements), if the costs of maintaining these relationships increase materially, if we or our partners encounter technological, licensing or other impediments to streaming our content, or if viewers either upgrade existing platforms or migrate to new platforms in such a way that we or our partners do not or cannot deliver through the new or upgraded platform, our ability to compete successfully could be adversely impacted. Certain platforms, such as Amazon and Apple, offer their owned or licensed content as well as WWE Network and, therefore, may be disincentivized to promote and deliver WWE Network at the same level as provided for their content.

Possible Disruption of Systems Utilized in Our Operations. Our reputation and ability to attract, retain and serve our subscribers will depend on the reliable performance of our computer and information systems and other technologies, including technology systems used in connection with the production and distribution of our programming and those of third-parties that we utilize in our operations. Interruptions in these systems, or with the Internet in general whether due to fault by any party or due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our service unavailable or degraded or could otherwise hinder our ability to deliver content or cause WWE Network to fail completely. We do not maintain entirely redundant systems. These service disruptions or failures could be prolonged. Delivery of video programming over the Internet is done through a series of carriers with switch-overs between carriers, and any point of failure in this distribution chain would cause a disruption or degradation of our signal. Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our subscription service to subscribers, causing us to lose subscribers and/or credit subscribers affected by such disruption, which could harm our business, financial condition or results of operations. We do not carry insurance that would cover us in the event of many types of business interruption that could occur at WWE Network.

Our servers and those of third parties used in the distribution of WWE Network may be vulnerable to cybersecurity attacks, computer viruses (including worms, malware, ransomware and other destructive or disruptive software or denial of service attacks), physical or electronic break-ins and similar disruptions and could experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, theft or release of proprietary, confidential, sensitive or otherwise valuable Company or subscriber data or information. Such a cybersecurity attack, virus, break-in, disruption or attack could remain undetected for an extended period, could harm our business, financial condition or results of operations, be expensive to remedy, expose us to litigation and/or damage our reputation. Our insurance may not cover expenses related to such disruptions or unauthorized access fully or at all.

Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, these systems and servers change frequently and often are not recognized until launched against a target, we and the third parties used in the distribution of WWE Network may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts and the efforts of third parties used in the distribution of WWE Network, the possibility of these events occurring cannot be eliminated.

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

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet to access our programming, including laws and/or court decisions that have the effect of limiting Internet neutrality, could limit the demand for our subscription service and increase our cost of doing business. The FCC had adopted an “Open Internet” Report and Order and accompanying rules, which addressed various practices of broadband Internet access providers. Those rules, in substantial part, were reversed by the FCC “Restoring Internet Freedom” Declaratory Ruling, Report and Order released in 2018,  and replaced by what the FCC refers to as a “light-touch regulatory framework,” including modified customer transparency requirements. Petitions for review of the FCC’s rulings have been filed by multiple parties and have been consolidated in and are currently pending before the United States Court of Appeals for the District of Columbia. No assurances can be given as to the outcome of these challenges. To the extent that network operators engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, net neutrality, may be nascent or non-existent. Within such a regulatory environment, due to the political and economic power of local network operators, who may have interests that do not align with ours, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Risks Relating to the Internet.  We rely on the ability of WWE subscribers to access our service through the Internet. Any point of failure within the Internet infrastructure, whether caused by network hackers, force majeure type events or otherwise, could have a significant adverse effect on WWE Network. In addition, devices for accessing our content are manufactured and sold by entities other than the Company, and any transmission issues through these devices may result in consumer dissatisfaction with WWE Network and adversely affect our business. Technology changes may require that platforms and/or subscribers update their devices and any failure to do so, or the failure of us or our distribution partners to perform adequately through these updated devices could negatively affect our subscribers’ enjoyment of WWE Network which would negatively affect our business. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers (such as through tiered access or pricing), due to the heavy bandwidth use of audio/visual content, we could incur greater operating expenses and our subscriber acquisition costs, and subscriber numbers, could be negatively impacted. Most network operators that provide consumers access to the Internet also provide consumers audiovisual programming. As a result, these companies have an incentive to use their network infrastructure in a manner adverse to our success. With the reversal of the FCC’s Open Internet Report and Order discussed above, to the extent network operators are able to provide preferential treatment to their traffic or otherwise implement discriminatory network management practices, WWE Network could be negatively impacted which could have a material adverse effect on our business and operating results. In international markets, these same incentives apply, and consumer demand, regulatory oversight and competition may not be as strong of a check on these practices as they are in domestic markets.

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

International Offerings.  We have made our U.S. based WWE Network available in international markets other than embargoed countries.  We are not currently offering different content in different countries internationally and we may find that our United States product does not resonate with consumers in other nations. International expansion also entails greater infrastructure and differing legal and regulatory environments. Other risks relating to foreign operations could include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating, among other things, to bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection (including the European Union General Data Protection Regulation (“GDPR”), which became effective in 2018), consumer protection, censorship, licensing and other regulatory matters. If we are not able to manage the growing complexity of our international operations, our business could be adversely affected.

Marketing Efforts May Not Be Successful.  We intend to continue to spend significant amounts on marketing, including promotional offerings and data analytics, to attract, retain and renew subscribers domestically and internationally. We generally provide a promotion of one-month free access to WWE Network for new subscribers.  If companies we use to promote WWE Network believe that we could negatively impact their business, decide that they want to enter similar businesses or wish to support our competitors, we may not be given access to suitable marketing channels. We may decide not to use certain marketing sources or activities if they are, or are perceived by us to be, ineffective. If adequate marketing channels are not available or are too costly, for any reason, our ability to attract new subscribers, and/or our operating costs, may be adversely affected.

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

We must continue to build and maintain our strong brand identity to attract and retain fans who have a number of entertainment choices. The creation, marketing and distribution of live events, programming (including our television, WWE Network and other programming) and films, that our fans value and enjoy is at the core of our business. The production of compelling live, televised, streamed and film content is critical to our ability to generate revenues across our media platforms and product outlets. Also important are effective consumer communications, such as marketing, customer service and public relations. The role of social media by fans and by us is an increasingly important factor in our brand perception. If our efforts to create compelling services and goods and/or otherwise promote and maintain our brand, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events, the number of WWE Network subscribers, our film viewership and/or otherwise impact our sales of goods and services, which would adversely affect our operating results.

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

In addition to serving as Chairman of our Board of Directors and Chief Executive Officer, Mr. McMahon leads the creative team that develops the storylines and the characters for our programming (including our television, WWE Network and other programming) and live events.  From time to time, Mr. McMahon has also been an important member of our cast of performers. The loss of Mr. McMahon due to unexpected retirement, disability, death or other unexpected termination for any reason could have a material adverse effect on our ability to create popular characters and creative storylines or could otherwise adversely affect our operating results. Mr. McMahon has established Alpha Entertainment LLC, to explore investment opportunities across the sports entertainment landscapes, and Alpha Entertainment LLC plans to launch a professional football league in early 2020. While he has provided the Company assurances that his focus on WWE will not be diverted by these efforts, any such diversion or perception of such diversion could adversely affect our operating results and could have a material adverse effect on our stock price.

Changes in the regulatory atmosphere and related private sector initiatives could adversely affect our businesses.

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States. However, under FCC regulations in many instances we are responsible for closed captioning our television and internet programming. As previously announced, we have reached an agreement under which beginning October 2019, the domestic distribution of our program, SmackDown Live, will move to broadcast television on the Fox Network which will result in our being responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements applicable to programming distributed over television broadcast stations. Any failure to remain in compliance with these requirements could expose us to substantial costs and adverse publicity which could impact our operating results. The markets for programming (including television and WWE Network programming) in the United States and internationally may be substantially affected by government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and WWE Network programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time. Any failure by us to meet these governmental policies and/or private-sector expectations could restrict our program content and adversely affect our levels of viewership and/or the number of WWE Network subscribers, result in adverse publicity and/or impact our operating results.

The markets in which we operate are intensely competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, which could adversely affect our operating results.

We face competition for our audiences from professional and college sports, as well as other forms of live and televised, streamed and filmed entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. The manner in which audio/media content is distributed and viewed is constantly changing. Changes in technology require Company resources including personnel, capital and operating expenses. Conversely, technology changes have also decreased the cost of video production and distribution for certain programmers (such as through social media), which lowers the barriers to entry and increases the competition for viewership and revenues. While we attempt to distribute our programming across all platforms, our failure to continue to do so effectively (including, for example only, our emphasizing a distribution platform that in time lessens in importance or becomes obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. If other providers of video programming address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected.  For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many of the companies with whom we compete have substantially greater financial resources than we do.  Our failure to compete effectively could result in a significant loss of viewers, subscribers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could adversely affect our operating results.

We face uncertainties associated with international markets, which could adversely affect our operating results and impair our business strategy.

We are consistently negotiating and entering into new agreements and renewals and extensions of existing agreements for our products and services in international markets. In late 2014, we began making available our U.S. based WWE Network in international markets. In 2018, WWE embarked on an important long-term partnership with the General Sports Authority of the Kingdom of Saudi Arabia for, among other things, a series of live events in that region. In 2018, we began holding talent tryouts overseas, including in Jeddah, Saudi Arabia; Cologne, Germany; and Santiago, Chile. In January 2019, we opened our first WWE training facility outside of the United States in the United Kingdom. Cultural norms and regulatory frameworks vary in the markets in which we operate and our products' nonconformance to local norms or applicable law, regulations or licensing requirements could interrupt our operations or affect our sales, viewership and success in the markets. Our production of live events overseas subjects us to numerous risks involved in foreign travel and operations and also subjects us to local norms and complex regulations  (including visa obligations). In addition, these live events and the licensing and/or sale of our goods and services in international markets expose us to some degree of currency risk.

International operations may be subject to political instability inherent in varying degrees in those markets, terrorism and wars. Other risks relating to foreign operations include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating to, among other things, bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection, consumer protection, censorship, licensing and other regulatory matters as well as possible reputational risks.  The GDPR applies to certain of our operations, and its provisions are far reaching, and noncompliance could result in significant fines, operational issues and/or harm to reputation. While we have committed significant financial and personnel resources toward compliance, no assurances can be provided that our efforts will be entirely successful. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets, which could adversely affect our business.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, which could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

In some United States and foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. Foreign jurisdictions require visas for personnel and talent at international live events. In international markets, third party promoters generally oversee permitting and regulatory matters. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of our third-party promoters, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events in jurisdiction(s), in addition to the lost revenues and expenses of the missed event(s), could lead to a decline in various revenue streams in such jurisdiction(s), which could adversely affect our operating results.

Because we depend upon our intellectual property rights, our inability to protect those rights, or our infringement of others’ intellectual property rights, could adversely affect our business.

Intellectual property is material to all aspects of our business. We have a large portfolio of registered and unregistered trademarks, service marks, copyrighted material and characters, trade names and other intellectual property rights worldwide. We also own a large number of Internet website domain names and operate a network of developed, content-based sites, which facilitate and contribute to the exploitation of our intellectual property worldwide. We expend substantial cost and effort in an attempt to maintain and protect this intellectual property and to maintain compliance with other parties’ intellectual property. Our failure to curtail piracy, infringement or other unauthorized use of our intellectual property rights effectively, or our infringement of others’ intellectual property rights, could result in litigation, damage our brand or adversely affect our relationships with the companies that distribute our goods and services, any of which could adversely affect our business, financial condition and operating results.

While we generally own the intellectual property in our content, we do not own most of the intellectual property relating to the distribution of this content including through WWE Network. From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, develop non-infringing technology or otherwise alter our business practices in a timely manner in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies devote significant resources on patents relating to many aspects of our business, including WWE Network. For example, there are numerous patents that broadly claim means and methods of conducting business on the Internet, and from time to time we have been named in lawsuits and other claims alleging that we violated patents in connection with various aspects of our business. We have not searched patents relative to our technology. While we believe we have managed this process effectively to date, defending ourselves against intellectual property claims, whether they are with or without merit can result in costly litigation and diversion of personnel. These types of claims could result in our inability to use our technology as currently configured or as we configure it in the future and could significantly impact our ability to market our services or merchandise our products. As a result of this type of dispute, we could also be required to develop non-infringing technology, make royalty or damage payments, enter into licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims, any of which could be costly or unavailable on acceptable terms.

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

We hold numerous live events each year. This schedule exposes our performers and our employees who are involved in the production of those events to the risk of travel and performance-related accidents, the consequences of which are not fully covered by insurance. The physical nature of our events exposes our performers to the risk of serious injury or death. Although our performers, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we self-insure medical costs for our performers for injuries that they incur while training and performing. We also self-insure a substantial portion of any other liability that we could incur relating to such injuries. Liability to us resulting from any death or serious injury sustained by one of our performers while performing, to the extent not covered by our insurance, could adversely affect our business, financial condition and operating results.  As noted below, we are the defendant in litigation claiming that performers sustained significant injuries while performing for the Company including, but not limited to, traumatic brain injuries.

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

We continue to face certain risks relating to our feature film business, which could result in higher production costs and asset impairment charges, adversely affecting our financial condition or our results of operations.

We have substantial capitalized film costs. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment to develop estimates of expected future revenues from films. If expected revenue from one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, we may be required to record an impairment charge and write down the capitalized costs of the film.  No assurance can be given that we will not record additional impairment charges in future periods. In addition, capitalized film costs are reflected net of certain production tax incentives granted by various governmental authorities. Our ability to realize these credits may be limited by changes in the laws and regulations relating to the incentives and/or the economic environment. The inability to realize these credits would have the effect of increasing our overall production costs.

We could face a variety of risks if we expand into other new and complementary businesses and/or make certain investments or acquisitions.

We have entered into new or complementary businesses and made equity and debt investments in other companies in the past and plan to continue to do so in the future. We may also enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances. Risks of this expansion and/or these investments and transactions may include, among other risks: potential diversion of management’s attention and other resources, including available cash, from our existing businesses; unanticipated liabilities or contingencies; reduced earnings due to increased amortization; loss on investments due to poor performance by the business invested in; inability to integrate a new business successfully;  revaluations of debt and equity investments as well as market, credit and interest-rate risks (any of which could result in  impairment charges and other costs); competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs which could affect our business, financial condition and operating results.

We face various risks relating to our computer systems and online operations, which could have a negative impact on our financial condition or our results of operations.

The Company faces the risk of a security breach or disruption, whether through external cyber intrusion or from persons with access to systems inside our organization. The Company commits significant personnel and financial resources to maintain the security of its computer systems, including implementing various measures to monitor and manage the risk of a security breach or disruption, and to plan for the mitigation of losses if such breach or disruption were to occur. There can be no assurance that these security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them or able to mitigate damages from them, if any such breach or disruption were to occur. The Company also utilizes third party service providers in several aspects of its operations (including WWE Network), and these third parties are also subject to risks of security breach or disruption. The Company is not able to assure the effectiveness of security among our service providers. The Company and certain of its third-party service providers receive personal information through web services including WWE Network. This information is generally subject to the Company's privacy policies. Personal information received by our service providers includes credit card information in certain instances, most notably WWE Network, our live event merchandise sales and WWEShop, the Company's internet retail operations. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the computer systems of the Company or one or more of its service providers could disrupt the proper functioning of these systems and therefore the Company's  operations (for which we likely will not carry sufficient insurance); result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result (if, in fact, they can be remedied), and subject the Company to litigation or damage to its reputation. The GDPR may enhance this risk. Any or all of these could have a negative impact on our financial condition or results of operations.

Our businesses entail certain risks relating to privacy norms and regulations.

We and our partners collect certain data supplied by our fans including WWE Network subscribers. We utilize this data in various ways including our marketing efforts. We face complex legal obligations domestically and internationally regarding the manner in which we treat and use such information, including, without limitation, the GDPR. These legal obligations carry substantial monetary penalties if breached. Unintentional noncompliance by us or our partners of these regulations could have an adverse effect on our business. If we were to disclose or use data about our fans in a manner that is objectionable to them or is contrary to applicable law, our business reputation could be adversely affected and it could result in litigation, either or both of which could impact our operating results.

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

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors,  licensees, and other partners increasing our exposure to bad debts and counter-party risk which could potentially have a material adverse effect on our results of operations.

Substantial portions of our accounts receivable are from distributors for WWE Network, pay-per-view, television and home video programming; hosts/promoters of our live events; and licensees who produce consumer products containing our intellectual property. The concentration of our accounts receivable across a limited number of parties subjects us to individual counter-party and credit risk as these parties may breach our agreement, claim that we have breached the agreement, become insolvent and/or declare bankruptcy, delaying or reducing our collection of receivables or rendering collection impossible altogether. Certain of the parties are located overseas which can make collection efforts more difficult (including due to increased legal uncertainty) and, at times, collections may be economically unfeasible. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors.  This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

Servicing our debt will require a significant amount of cash, and we could have insufficient cash flow from operations or lack of access to sources of financing to meet these obligations and/or our other liquidity needs.

Our total consolidated debt, including the $215.0 million aggregate principal amount of 3.375% convertible senior notes due 2023 (the "Convertible Notes"), is significant. We also have availability under our $100.0 million revolving credit facility (the "Revolving Credit Facility"). Through certain of our subsidiaries, the Company also has in place a term loan secured by the Company’s jet and a real estate mortgage in the principal amount of $22.9 million secured by the related real estate (the “Asset-Backed Facilities”).

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

The Company has been named as a defendant in lawsuits alleging, among other things, that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries allegedly suffered by WWE’s performers.  One such suit also alleges that the Company misclassified its talent as independent contractors rather than employees. The Company strongly disputes the merit of this type of case and moved to dismiss the lawsuits.  These lawsuits have all been dismissed by the trial court. Plaintiffs have attempted to appeal these dismissals. If any of these dismissals are reversed on appeal,  the Company plans to continue to defend itself vigorously (including, if necessary, opposing class certification in the two cases filed as putative class actions).  In the ordinary course of business, we become subject to various other complaints and litigation matters.

By its nature, the outcome of litigation is difficult to assess and quantify, and its continuing defense is costly. Any adverse judgment or settlement could have a material adverse impact on our financial condition or results of operations.

Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.

We believe that the price of our stock generally reflects certain market expectations for our future operating results, including expectations for a substantial improvement in operating results due, in whole or in part, to upcoming television agreements. Any failure to meet or delay in meeting these expectations, including as a result of the failure of WWE Network to achieve expected subscriber numbers or as a result of any other events, conditions and/or circumstances set forth in these Risk Factors could cause the market price of our stock to decline significantly.

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

Our dividend is affected by a number of factors.

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

The Company’s dividend distributions in 2018 represented a return of capital for tax purposes, and shareholders as a result will recognize an increased capital gain upon a subsequent sale of the Company’s Common Stock.

The Company’s aggregate dividend distributions paid in 2018 were in excess of its current and accumulated earnings and profits calculated under applicable Internal Revenue Code (“IRC”) provisions, in part due to the recently enacted federal tax law changes. Under the IRC, distributions in excess of both the Company’s current earnings and profits and the Company’s accumulated earnings and profits constitute a return of capital and reduce the stockholder’s adjusted tax basis in its Common Stock. If a stockholder’s adjusted basis in its Common Stock is reduced to zero, these excess distributions thereafter constitute a capital gain to the stockholder.

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

The market for our Class A common stock is volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We have executive offices, television and music recording studios, post-production operations and warehouses at locations in or near Stamford, Connecticut. We also have sales offices in New York, Orlando, Atlanta and Chicago and have international offices in London, Tokyo, Shanghai, Mumbai, Munich, Mexico, Singapore, and Dubai. We own three buildings in which our executive and administrative offices, our television and music recording studios and our production operations are located. We lease space for our sales offices, performance centers, WWE Studios office and other facilities.

Our principal properties consist of the following:

Facility	Location	Square Feet	Owned/ Leased	Expiration Date of Lease
Corporate offices	Stamford, CT	94,200	Owned	—
Warehouse space	Norwalk, CT	121,500	Leased	January 2020
Production facilities, office and warehouse space	Stamford, CT	154,500	Owned	—
Corporate offices	Stamford, CT	53,500	Leased	Various through May 2023
WWE Performance Center and warehouse space	Orlando, FL	54,200	Leased	Various through November 2020
WWE UK Performance Center	United Kingdom	17,300	Leased	July 2028
Sales offices	Various	26,900	Leased	Various through December 2026
WWE Studios office	Los Angeles, CA	13,200	Leased	April 2020

All of the facilities listed above are utilized in our Media, Live Events, and Consumer Products segments. We allocate a portion of our Corporate offices to our business segments, with the remaining unallocated amount included within our Corporate reconciling item.

Item 3.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert

Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint.  The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. The Company does not know if the Laurinaitis Plaintiffs and Windham Defendants submitted the affidavits required under the Court’s September 29, 2017 order. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings fail to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs have attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

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

There were 7,211 holders of record of Class A common stock and three holders of record of Class B common stock on February 5, 2019. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock, and as a result, can effectively exercise control over our affairs.

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

On February 7, 2019, the Company announced a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made at management’s discretion from time to time in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded from one or a combination of existing cash balances, free cash flow and available liquidity sources.  The repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time.

Cumulative Total Return Chart

Set forth below is a line graph comparing, for the period commencing December 31, 2013 and ended December 31, 2018, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2013 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
World Wrestling Entertainment, Inc.	100.00	76.93	114.44	121.15	205.58	506.43
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
S&P Movies & Entertainment	100.00	117.82	106.93	118.02	123.94	124.69

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

Financial Highlights: (in millions, except per share data)

	For the year ended December 31,
	2018 (1)	2017 (2)	2016 (3)	2015 (4)	2014 (5)
Net revenues	$930.2	$801.0	$729.2	$658.8	$542.6
Operating income (loss)	$114.5	$75.6	$55.6	$38.8	$(42.2)
Net income (loss)	$99.6	$32.6	$33.8	$24.1	$(30.1)
Earnings (Loss) per share, basic	$1.28	$0.43	$0.44	$0.32	$(0.40)
Earnings (Loss) per share, diluted	$1.12	$0.42	$0.44	$0.32	$(0.40)
Dividends declared per Class A share	$0.48	$0.48	$0.48	$0.48	$0.48
Dividends declared per Class B share	$0.48	$0.48	$0.48	$0.48	$0.48

	As of December 31,
	2018	2017	2016	2015	2014
Cash, cash equivalents and short-term investments	$359.1	$297.4	$267.1	$102.4	$115.4
Total assets	$700.3	$614.5	$600.9	$409.1	$382.6
Total debt (6)	$213.9	$213.5	$202.7	$21.6	$25.9
Total stockholders’ equity	$316.2	$253.0	$239.7	$209.3	$205.9

(1)	Operating income includes impairment charges on our feature films of $4.9 million (See Note 8 to the consolidated financial statements).
(2)

Operating income includes $5.6 million of expenses related to non-recurring legal matters and other contractual obligations and impairment charges on our feature films of $5.5 million (See Note 8 to the consolidated financial statements).

(3)	Operating income includes impairment charges on our feature films of $0.8 million (See Note 8 to the consolidated financial statements).
(4)

Operating income includes impairment charges on our feature films of $0.5 million. Operating income also includes a $7.1 million non-cash abandonment charge to write-off costs relating to a media center expansion project.

(5)

Operating loss includes impairment charges on our feature films of $1.5 million and $4.2 million in restructuring charges of which $2.4 million relates to severance and other costs and $1.8 million relates to the impairment of gamification assets and is included in depreciation and amortization expense. Operating loss also includes a $1.6 million adjustment to reduce the carrying value of the former corporate aircraft to its estimated fair value and is included in depreciation expense. Net loss includes a $4.0 million impairment of an equity investment and is included in other expense.

(6)

Total debt includes $183.1 million, $177.9 million and $161.0 million of convertible senior notes outstanding as of December 31, 2018, 2017 and 2016, respectively.  We completed a private offering and sale of $200.0 million and $15.0 million aggregate principal amount of 3.375% convertible senior notes due in 2023 in December 2016 and January 2017, respectively. The balance represents the liability component, net of unamortized debt discount and debt issuance costs (See Note 11 to the consolidated financial statements).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report.

Our operations are organized around the following principal activities:

Media:

•

The Media segment reflects the production and monetization of long-form and short-form media content across various platforms, including WWE Network, pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships.

Live Events:

•

Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events.

Consumer Products:

•

The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

Results of Operations

In the first quarter of 2018, the Company revised its reportable segments to better reflect the way the Company now manages its business, including resource allocation and assessment. Over the past several years, the Company has evolved its business model, with an increasing share of revenue coming from the monetization of the Company’s media content across digital and direct-to-consumer platforms. As the business model evolved, management’s analysis of its business segment results and the decision process on resource allocations to its businesses have also changed. These changes necessitated a change in the Company’s segment reporting to align with management’s operational view. To reflect management’s revised perspective, as discussed in Note 1, effective on January 1, 2018, the Company now classifies its operations into three reportable segments: Media, Live Events and Consumer Products. Segment information is prepared on the same basis that our chief operating decision maker manages the segments, evaluates financial results, and makes key operating decisions.

Additionally, concurrent with the aforementioned segment changes, certain business support functions including sales and marketing, international, talent development and other business support functions previously reported in our Corporate and Other segment are now allocated to the three reportable segments based primarily on a percentage of revenue contribution. The remaining unallocated corporate expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these costs to its business segments, as they do not directly relate to revenue generating activities. These unallocated corporate expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown. Revenues from transactions among our operating segments are not material.

In connection with the segment changes noted above, beginning in the first quarter of 2018, the Company also changed its primary measure of segment performance from operating income before depreciation and amortization (“OIBDA”) to Adjusted OIBDA. The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes amortization expenses directly related to the Company’s revenue generating activities, including feature film and television production asset amortization, as well as the amortization of costs related to content delivery and technology assets utilized for our WWE Network. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources.  Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

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

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

			Increase
	2018	2017	(decrease)
Net revenues
Media	$683.4	$535.6	28%
Live Events	144.2	151.7	(5)%
Consumer Products	102.6	113.7	(10)%
Total net revenues (1)	930.2	801.0	16%
Operating expenses
Media	430.2	359.3	20%
Live Events	108.9	108.5	0%
Consumer Products	70.1	70.7	(1)%
Total operating expenses (2)	609.2	538.5	13%
Marketing and selling expenses
Media	68.3	56.2	22%
Live Events	18.7	18.5	1%
Consumer Products	9.0	8.2	10%
Total marketing and selling expenses (3)	96.0	82.9	16%
General and administrative expenses (4)	85.4	78.0	9%
Depreciation and amortization	25.1	26.0	(3)%
Operating income	114.5	75.6	51%
Interest expense	15.4	14.7	5%
Other income, net	6.9	3.1	123%
Income before income taxes	106.0	64.0	66%
Provision for income taxes (5)	6.4	31.4	(80)%
Net income	$99.6	$32.6	206%
(1)

Our consolidated net revenues increased by $129.2 million, or 16%, in 2018 as compared to 2017. This increase was primarily driven by revenues associated with the distribution of certain live in-ring programming content in international markets. In the current year period, we also recognized $31.8 million in incremental revenues associated with the contractual escalation of our core content rights fees (Raw and SmackDown Live) and other content (Mixed Match Challenge), $17.8 million of increased sales of advertising and sponsorships within our Media segment, and $9.2 million of increased subscription revenues related to the growth of our WWE Network. These increases were partially offset by a decrease of $11.9 million in WWE Studios revenues due to the timing and performance of our released films, $11.1 million in our consumer product revenue due primarily to changes in product mix, and a decline of $7.5 million in Live Events revenues due to lower average attendance. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated operating expenses increased by $69.5 million, or 13%, in 2018 as compared to 2017.  This increase was primarily driven by increased costs related to the distribution of certain live in-ring programming content in international markets, coupled with $17.2 million of higher costs associated with business support functions. We also incurred additional staff related costs in the current year period, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)

Our consolidated marketing and selling expenses increased by $13.1 million, or 16%, in 2018 as compared to 2017.  This increase was primarily driven by $8.4 million of higher costs associated with business support functions. We also incurred additional staff related costs in the current year period, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price.  For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)

Our consolidated general and administrative expenses increased by $7.4 million, or 9%, in 2018 as compared to 2017.  This increase was primarily driven by additional staff related costs, including management incentive compensation and stock compensation, resulting from improved operating performance and an increase in the Company’s stock price, coupled with higher recruitment and consulting costs incurred to support the Company’s strategic initiatives. The prior year period included $5.6 million of expenses related to non-recurring legal matters and other contractual obligations.

(5)

Our provision for income taxes declined $24.8 million, or 79%, in 2018 as compared to 2017. During the current year period, we recognized an income tax benefit of $22.5 million, as compared to $1.6 million during the prior year period, resulting from the difference between the deduction the Company receives for tax purposes and the compensation cost recognized in the Company’s financial statements related to the vesting of the Company’s annual stock-based awards. See Note 13, Income Taxes,  in the Notes to Consolidated Financial Statements for further discussion.

	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$114.5	12%	$75.6	9%
Depreciation and amortization	25.1	3%	26.0	3%
Stock-based compensation	39.3	4%	24.2	3%
Other adjustments (1)	—	—%	10.3	1%
Adjusted OIBDA	$178.9	19%	$136.1	17%
(1)	Other adjustments in 2017 includes $5.6 million of non-recurring legal matters and other contractual obligations and $4.7 million of certain impairment charges related to our feature films.

			Increase
	2018	2017	(decrease)
Adjusted OIBDA
Media	$210.6	$141.7	49%
Live Events	20.5	27.1	(24)%
Consumer Products	28.4	37.7	(25)%
Corporate	(80.6)	(70.4)	14%
Total Adjusted OIBDA	$178.9	$136.1	31%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

			Increase
	2018	2017	(decrease)
Net Revenues
Network (including pay-per-view)	$199.3	$190.6	5%
Core content rights fees (1)	269.8	244.3	10%
Advertising and sponsorship	69.6	51.8	34%
Other (2)	144.7	48.9	196%
Total net revenues	$683.4	$535.6	28%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,528,100	1,471,400	4%
Domestic	1,116,200	1,065,200	5%
International (3)	411,900	406,200	1%
Number of average paid WWE Network subscribers	1,651,800	1,532,700	8%
Domestic	1,205,400	1,127,700	7%
International (3)	446,400	405,000	10%
(1)

Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown Live, through global broadcast, pay television and digital platforms.

(2)

Other revenues within our Media segment reflect revenues earned from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

(3)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$173.1	25%	$108.2	20%
Depreciation and amortization	11.9	2%	11.9	2%
Stock-based compensation	25.6	4%	16.9	3%
Other adjustments (1)	—	—%	4.7	1%
Adjusted OIBDA	$210.6	31%	$141.7	26%
(1)	Other adjustments in 2017 include certain impairment charges related to our feature films.

Media revenues increased by $147.8 million, or 28%, in 2018 as compared to 2017.  Other revenues within the Media segment increased by $95.8 million, or 196%, primarily driven by revenues associated with the distribution of certain live in-ring programming content in international markets, coupled with the debut of Mixed Match Challenge on Facebook Watch in January 2018. These increases were offset by an $11.9 million decline in WWE Studios revenues reflective of both the timing of our film releases and the performance of our released films. Core content rights fees increased by $25.5 million, or 10%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs,  Raw and SmackDown Live. Media revenues also reflected increased sales of advertising and sponsorships of $17.8 million, or 34%, across all Media segment platforms. Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, increased by $8.7 million, or 5%, primarily due to an increase in average paid subscribers. During the year ended December 31, 2018, WWE Network had an average of 1,651,800 paid subscribers, compared to an average of 1,532,700 subscribers in 2017. The subscription pricing of WWE Network at December 31, 2018 is $9.99 per month with no minimum commitment.

Media Adjusted OIBDA as a percentage of revenues increased in 2018 as compared to 2017. This increase was largely driven by the increased revenues relative to our cost base, partially offset by increased costs of $18.7 million associated with business support functions and higher programming expenses driven by third-party produced content, such as Camp WWE, which tends to have higher production costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

			Increase
	2018	2017	(decrease)
Net Revenues
North American ticket sales	$105.4	$112.0	(6)%
International ticket sales	22.3	31.7	(30)%
Advertising and sponsorship	2.1	2.0	5%
Other (1)	14.4	6.0	140%
Total net revenues	$144.2	$151.7	(5)%

Operating Metrics (2)
Total live event attendance	1,950,700	2,170,200	(10)%
Number of North American events	310	314	(1)%
Average North American attendance	5,200	5,600	(7)%
Average North American ticket price (dollars)	$60.53	$58.68	3%
Number of international events	56	70	(20)%
Average international attendance	6,200	5,700	9%
Average international ticket price (dollars)	$74.87	$77.83	(4)%
(1)

Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)

Metrics above exclude the events for our NXT brand.  This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices.  We conducted 183 NXT events with paid attendance of 147,000 and average ticket prices of $43.85 in 2018 as compared to 188 events with paid attendance of 152,300 and average ticket prices of $39.27 in 2017.

	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$16.6	12%	$24.7	16%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	3.9	3%	2.4	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$20.5	14%	$27.1	18%

Live events revenues, which include revenues from ticket sales and travel packages, decreased by $7.5 million, or 5%, in 2018 as compared to 2017. Revenues from our North American ticket sales decreased by $6.6 million, or 6%, as a 7% decline in average attendance, which resulted in a decrease of $9.8 million, included the reduced stadium capacity of our annual Royal Rumble event and the absence of one pay-per-view event. This decrease was partially offset by the effect of higher average ticket prices, which increased revenues by $3.0 million. Revenues from our international ticket sales decreased by $9.4 million, or 30%, driven by the impact of 14 fewer events and a 4% decline in average ticket prices. The change in ticket prices and average attendance in the current year were due, in part, to changes in the mix of venues and territories. These decreases were partially offset by an increase in other revenues of $8.4 million, or 140%, primarily driven by $7.1 million of revenues from international events for which we receive a fixed fee, coupled with additional revenues from travel packages and our secondary ticketing partnership with StubHub.

Live Events Adjusted OIBDA as a percentage of revenues decreased in 2018 as compared to 2017. This decrease was primarily driven by the impact of reduced revenues, coupled with increased costs of $3.7 million associated with business support functions.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

			Increase
	2018	2017	(decrease)
Net Revenues
Consumer product licensing	$46.0	$52.1	(12)%
eCommerce	34.9	37.8	(8)%
Venue merchandise	21.7	23.8	(9)%
Total net revenues	$102.6	$113.7	(10)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$43.91	$45.81	(4)%
Number of eCommerce orders	786,800	818,600	(4)%
Venue merchandise domestic per capita spending (dollars)	$9.80	$10.16	(4)%

	2018		2017
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$23.4	23%	$34.8	31%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	5.0	5%	2.9	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$28.4	28%	$37.7	33%

Consumer Products revenues decreased by $11.1 million, or 10%, in 2018 as compared to 2017. Consumer product licensing revenues decreased by $6.1 million, or 12%, primarily driven by a decline of $7.7 million associated with lower royalties from the sale of our toy products, partially offset by higher sales of $3.3 million of our mobile video games. eCommerce revenues decreased by $2.9 million, or 8%, primarily due to a 4% decline in the volume of online merchandise orders, coupled with a 4% decrease in the average revenue per order. Venue merchandise revenues decreased by $2.1 million, or 9%, as a  7% decline in average attendance was coupled with an 4% decline in per capita merchandise spend.

Consumer Products Adjusted OIBDA as a percentage of revenues decreased in 2018 as compared to 2017. This decrease was driven by a reduction in consumer product licensing revenues combined with higher costs of $3.2 million associated with business support cost functions.

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

	2018		2017
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$(98.6)	(11)%	$(92.1)	(11)%
Depreciation and amortization	13.2	1%	14.1	2%
Stock-based compensation	4.8	1%	2.0	0%
Other adjustments (1)	—	—%	5.6	1%
Adjusted OIBDA	$(80.6)	(9)%	$(70.4)	(9)%
(1)	Other adjustments in the prior year period include non-recurring legal matters and other contractual obligations.

Corporate Adjusted OIBDA decreased $10.2 million and remained flat as a percentage of total revenues in 2018 as compared to 2017, partially driven by higher management incentive compensation costs, coupled with higher recruitment and professional fees incurred to support the Company’s strategic initiatives.

Depreciation and Amortization

(dollars in millions)

			Increase
	2018	2017	(decrease)
Depreciation and amortization	$25.1	$26.0	(3)%

Depreciation and amortization expense decreased $0.9 million, or 3%, in 2018 as compared to 2017.

Interest Expense

(dollars in millions)

			Increase
	2018	2017	(decrease)
Interest expense	$15.4	$14.7	5%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, assumed mortgage and aircraft financing.

Other Income, Net

(dollars in millions)

			Increase
	2018	2017	(decrease)
Other income, net	$6.9	$3.1	123%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses and rental income. The increase of $3.8 million in 2018 as compared to 2017 is primarily driven by $2.5 million in interest income from our short-term investment instruments. Additionally, we recognized a net gain of $0.9 million on our equity investments, as valuation adjustments of $4.7 million were partially offset by impairment charges of $3.8 million.

Due to our marketable equity investment in Phunware, we are exposed to future earnings volatility as the price of Phunware’s stock fluctuates and we recognize the associated unrealized holding gains and losses through Other income, net.

Income Taxes

(dollars in millions)

			Increase
	2018	2017	(decrease)
Provision for income taxes	$6.4	$31.4	(80)%
Effective tax rate	6%	49%

The reduction in the effective tax rate in 2018 as compared to 2017 was primarily driven by the recognition of $22.5 million of excess tax benefits related to the Company’s share-based compensation awards at vesting, as compared to $1.6 million in the prior year period. The tax benefit recorded during the current year period is driven by the increase in the Company’s stock price between the original grant date of the awards and their subsequent vesting date, primarily in the third quarter of 2018. Excluding this discrete tax item, our effective tax rate was 27% in 2018 as compared to 52% in 2017.  The prior year’s effective tax rate was adversely impacted by a $10.9 million charge due to the revaluation of deferred tax assets upon enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. Additionally, the prior year reflects a federal tax rate of 35%, which was reduced to 21% in the current year as a result of the Tax Act.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

			Increase
	2017	2016	(decrease)
Net revenues
Media	$535.6	$476.9	12%
Live Events	151.7	144.4	5%
Consumer Products	113.7	107.9	5%
Total net revenues (1)	801.0	729.2	10%
Operating expenses
Media	359.3	334.5	7%
Live Events	108.5	101.6	7%
Consumer Products	70.7	67.5	5%
Total operating expenses (2)	538.5	503.6	7%
Marketing and selling expenses
Media	56.2	53.5	5%
Live Events	18.5	18.0	3%
Consumer Products	8.2	9.2	(11)%
Total marketing and selling expenses	82.9	80.7	3%
General and administrative expenses (3)	78.0	64.8	20%
Depreciation and amortization	26.0	24.4	7%
Operating income	75.6	55.7	36%
Interest expense (4)	14.7	3.0	390%
Other income, net	3.1	0.5	520%
Income before income taxes	64.0	53.2	20%
Provision for income taxes (5)	31.4	19.4	62%
Net income	$32.6	$33.8	(4)%

(1)

Our consolidated net revenues increased by $71.8 million, or 10%, in 2017 as compared to 2016. This increase was primarily driven by $27.1 million in incremental revenues associated with the contractual escalation of our core content rights fees (Raw and SmackDown Live), $13.2 million of increased subscription revenues related to the growth of our WWE Network and $12.2 million of increased sales of advertising and sponsorships within our Media segment. In addition, the impact of 34 additional domestic events contributed $8.4 million to our Live Events revenues, while our Consumer Products segment generated $5.8 million of incremental revenues driven by higher sales of our licensed toy products and increased eCommerce orders. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated operating expenses increased by $34.9 million, or 7%, in 2017 as compared to 2016. The $24.8 million increase in our Media segment was primarily due to higher film amortization, including $5.5 million of film impairment charges resulting from revised ultimate profit expectations for several of our feature films. Additionally, we incurred $9.4 million of additional television production costs, primarily associated with the use of additional production elements on our weekly live episodic shows. The $6.9 million increase in operating expenses in our Live Events segment was driven by an increased number of events, including international events. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)

Our consolidated general and administrative expenses increased by $13.2 million, or 20%, in 2017 as compared to 2016. In 2017, we incurred $5.6 million of costs associated with non-recurring legal matters and other contractual obligations. The remaining increase was driven by higher staff related costs of $3.4 million due to increased headcount, $2.1 million of consulting and marketing costs to support the Company’s strategic initiatives, and $1.0 million of additional management incentive compensation, primarily driven by improved performance and an increase in the Company’s stock price. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)

Interest expense increased by $11.7 million in 2017 as compared to 2016, as the convertible notes and the assumed mortgage were entered into during the second half of 2016. See Note 11, Long-Term Debt and Credit Facilities, and Note 12, Convertible Debt, in the Notes to Consolidated Financial Statements for further discussion.

(5)

Our provision for income taxes increased by $12.0 million, or 62%, in 2017 as compared to 2016. This increase was primarily driven by the impact of remeasurement of our deferred tax asset as a result of the Tax Cuts and Jobs Act (the “Tax Act”). See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

	2017		2016
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$75.6	9%	$55.7	8%
Depreciation and amortization	26.0	3%	24.4	3%
Stock-based compensation	24.2	3%	18.1	2%
Other adjustments (1)	10.3	1%	—	—%
Adjusted OIBDA	$136.1	17%	$98.2	13%
(1)	Other adjustments in 2017 includes $5.6 million of non-recurring legal matters and other contractual obligations and $4.7 million of certain impairment charges related to our feature films.

			Increase
	2017	2016	(decrease)
Adjusted OIBDA
Media	$141.7	$101.4	40%
Live Events	27.1	26.8	1%
Consumer Products	37.7	33.5	13%
Corporate	(70.4)	(63.5)	11%
Total Adjusted OIBDA	$136.1	$98.2	39%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

			Increase
	2017	2016	(decrease)
Net Revenues
Network (including pay-per-view)	$190.6	$175.8	8%
Core content rights fees (1)	244.3	217.2	12%
Advertising and sponsorship	51.8	39.6	31%
Other (2)	48.9	44.3	10%
Total net revenues	$535.6	$476.9	12%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,471,400	1,403,000	5%
Domestic	1,065,200	1,032,600	3%
International (3)	406,200	370,400	10%
Number of average paid WWE Network subscribers	1,532,700	1,417,900	8%
Domestic	1,127,700	1,062,600	6%
International (3)	405,000	355,300	14%
(1)

Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown Live, through global broadcast, pay television and digital platforms.

(2)

Other revenues within our Media segment reflect revenues earned from the distribution of other WWE content, including, but not limited to, scripted, reality and other in-ring programming, as well as theatrical and direct-to-home video releases.

(3)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	2017		2016
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$108.2	20%	$77.4	16%
Depreciation and amortization	11.9	2%	11.4	2%
Stock-based compensation	16.9	3%	12.6	3%
Other adjustments (1)	4.7	1%	—	—%
Adjusted OIBDA	$141.7	26%	$101.4	21%
(1)	Other adjustments in 2017 include certain impairment charges related to our feature films.

Media revenues increased by $58.7 million, or 12%, in 2017 as compared to 2016. Core content rights fees increased by $27.1 million, or 12%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown Live.  Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, increased by $14.8 million, or 8%, due to an increase in average paid subscribers. During the year ended December 31, 2017, WWE Network had an average of 1,532,700 paid subscribers, compared to an average of 1,417,900 subscribers in 2016. The subscription pricing of WWE Network at December 31, 2017 was $9.99 per month with no minimum commitment. Media revenues also reflected increased sales of advertising and sponsorships of $12.2 million, or 31%, across all Media segment platforms. Other revenues within the Media segment increased by $4.6 million, or 10%, primarily driven by $8.5 million of incremental WWE Studios revenues reflective of both the timing of our film releases and the performance of our released films. This increase was partially offset by a decline of $4.5 million in sales of WWE produced content via home entertainment platforms driven by the impact of a 16% decline in units shipped, coupled with a 5% decline in the average price per unit sold.

Media Adjusted OIBDA as a percentage of revenues increased in 2017 as compared to 2016. This increase was driven primarily by the increase in revenues, coupled with lower programming related costs of $5.0 million driven by our focus on in-ring programming which has higher margins than our original content. These increases were partially offset by additional costs incurred associated with the use of additional production elements on our weekly live episodic shows, Raw and SmackDown Live.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

			Increase
	2017	2016	(decrease)
Net Revenues
North American ticket sales	$112.0	$103.0	9%
International ticket sales	31.7	32.9	(4)%
Advertising and sponsorship	2.0	2.3	(13)%
Other (1)	6.0	6.2	(3)%
Total net revenues	$151.7	$144.4	5%

Operating Metrics (2)
Total live event attendance	2,170,200	2,101,800	3%
Number of North American events	314	280	12%
Average North American attendance	5,600	5,800	(3)%
Average North American ticket price (dollars)	$58.68	$58.19	1%
Number of international events	70	64	9%
Average international attendance	5,700	7,500	(24)%
Average international ticket price (dollars)	$77.83	$65.85	18%

(1)

Other revenues within our Live Events segment primarily consist of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)

Metrics above exclude the events for our NXT brand. This is an emerging brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 188 NXT events with paid attendance of 152,300 and average ticket prices of $39.27 in 2017 as compared to 189 events with paid attendance of 187,800 and average ticket prices of $37.32 in 2016.

	2017		2016
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$24.7	16%	$24.8	17%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	2.4	2%	2.0	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$27.1	18%	$26.8	19%

Live Events revenues, which include revenues from ticket sales and travel packages, increased by $7.3 million, or 5%, in 2017 as compared to 2016. Revenues from our North American ticket sales increased by $9.0 million, or 9%, primarily due to increases of $8.4 million resulting from 34 additional events. Revenues from our international ticket sales decreased by $1.2 million, or 4%, as a 24% decline in average attendance decreased revenues by $5.1 million, which was partially offset by $4.8 million of revenues driven by an 18% increase in average ticket prices. The incremental decline in revenues was driven by changes in the mix of territories in which we performed.

Live Events Adjusted OIBDA as a percentage of revenues decreased slightly in 2017 as compared to 2016 This decline was driven by lower average attendance and higher promotional costs.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

			Increase
	2017	2016	(decrease)
Net Revenues
Consumer product licensing	$52.1	$49.1	6%
eCommerce	37.8	34.6	9%
Venue merchandise	23.8	24.2	(2)%
Total net revenues	$113.7	$107.9	5%

Operating Metrics
Average eCommerce revenue per order (dollars)	$45.81	$44.61	3%
Number of eCommerce orders	818,600	771,500	6%
Venue merchandise domestic per capita spending (dollars)	$10.16	$10.89	(7)%

	2017		2016
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$34.8	31%	$31.3	29%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	2.9	3%	2.2	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$37.7	33%	$33.5	31%

Consumer Products revenues increased by $5.8 million, or 5%, in 2017 as compared to 2016. eCommerce revenues increased by $3.2 million, or 9%, primarily due to a 6% increase in the volume of online merchandise orders, couple with a 3% increase in the average revenue per order. Consumer product licensing revenues increased by $3.0 million, or 6%, primarily driven by higher sales of $2.1 million from the Company’s licensed toys.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in 2017 as compared to 2016 This increase was driven by operating leverage as a result of the revenue growth, coupled with changes in product mix.

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

	2017		2016
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$(92.1)	(11)%	$(77.8)	(11)%
Depreciation and amortization	14.1	2%	13.0	2%
Stock-based compensation	2.0	0%	1.3	0%
Other adjustments (1)	5.6	1%	—	—%
Adjusted OIBDA	$(70.4)	(9)%	$(63.5)	(9)%
(1)	Other adjustments in 2017 include non-recurring legal matters and other contractual obligations.

Corporate Adjusted OIBDA decreased $6.9 million and remained flat as a percentage of total revenues in 2017 as compared to 2016. This decline was the result of higher staff related costs of $3.4 million due to increased headcount, $2.1 million of consulting and marketing costs to support the Company’s strategic initiatives, and $1.0 million of additional management incentive compensation, primarily driven by improved performance and an increase in the Company’s stock price.

Depreciation and Amortization

(dollars in millions)

			Increase
	2017	2016	(decrease)
Depreciation and amortization	$26.0	$24.4	7%

Depreciation and amortization expense increased $1.6 million, or 7%, in 2017 as compared to 2016, primarily driven by prior year capital expenditures.

Interest Expense

(dollars in millions)

			Increase
	2017	2016	(decrease)
Interest expense	$14.7	$3.0	390%

Interest expense, which relates primarily to interest and amortization associated with the Convertible Notes, our debt facilities, assumed mortgage and aircraft financing, increased by $11.7 million in 2017 as compared to 2016, as the convertible notes and assumed mortgage were entered into during the latter part of 2016.

Other Income, Net

(dollars in millions)

			Increase
	2017	2016	(decrease)
Other income, net	$3.1	$0.5	520%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses and rental income. The increase of $2.6 million in 2017 as compared to 2016 was driven by an increase of $1.3 million in interest income from our short-term investment instruments, coupled with $1.3 million of additional rental income.

Income Taxes

(dollars in millions)

			Increase
	2017	2016	(decrease)
Provision for income taxes	$31.4	$19.4	62%
Effective tax rate	49%	36%

The increase in the effective tax in 2017 as compared to 2016 was primarily driven by the impact of remeasurement of our deferred tax asset as a result of the Tax Act, which resulted in the recognition of $11.3 million of expense. The Tax Act reduced the corporate rate from 35% to 21% effective January 1, 2018.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term  investments  of $359.1 million and $297.4 million as of December 31, 2018 and 2017, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds. Our debt balance totaled $213.9 million and $213.5 million as of December 31, 2018 and 2017, respectively, and includes the carrying value of $183.1 and $177.9 million related to our convertible senior notes due 2023 as of December 31, 2018 and 2017, respectively.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities,  capital expenditures and for any discretionary repurchase of shares of our common stock under a share repurchase program that was recently authorized by our Board of Directors in February 2019 (see below for further details). In addition, we have several multi-year agreements, including our previously announced five-year agreements with USA Network and Fox Sports effective October 1, 2019 for the domestic distribution of our flagship programs, Raw and Smackdown Live, which are expected to provide future ongoing liquidity to the Company through the generation of enhanced content rights fees.

On February 7, 2019, the Company announced a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made at management’s discretion from time to time in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded from one or a combination of existing cash balances, free cash flow and available liquidity sources. The repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time.

As it relates to our Convertible Notes, which pursuant to the terms are currently convertible, we believe that if note holders elected to convert their notes within the next twelve months, the Company has sufficient means to settle the Convertible Notes using any combination of existing cash and cash equivalents and investment balances, cash generated from operations, borrowings under our Revolving Credit Facility or through the issuance of shares.

Debt Summary and Borrowing Capacity

In December 2016, the Company issued $200.0 million aggregate principal amount of 3.375% convertible senior notes (the "Convertible Notes") due December 15, 2023, and in January 2017, we issued an additional $15.0 million in aggregate principal amount of Convertible Notes after partial exercise of an over-allotment option. The sale of the Convertible Notes resulted in $208.4 million in net proceeds to WWE after deducting the initial purchasers’ discount and estimated offering expenses. Proceeds from the Convertible Notes were used, in part, to pay for the cost of a convertible note hedge of $36.7 million, which were partially offset by proceeds received from the sale of warrants of $21.0 million. See Note 11, Convertible Debt, and Note 3, Earnings Per Share,  in the Notes to Consolidated Financial Statements for further information on the Convertible Notes, including the dilutive nature of the Convertible Notes.

The Company has an amended and restated $100.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility").  The Revolving Credit Facility has a maturity date of July 29, 2021. As of December 31, 2018, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $100.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets would not be available to satisfy debts and obligations due to any other creditors of the Company. As of December 31, 2018 and 2017, the amounts outstanding of the mortgage were $22.9 million and $23.0 million, respectively.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of December 31, 2018 and 2017, the amounts outstanding under the Aircraft Note were $8.0 million and $12.6 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $186.7 million for the year ended December 31, 2018, compared to $96.6 million for the year ended December 31, 2017. The $90.1 million increase in cash provided by operating activities is driven by improved operating performance, including the benefit of increased non-cash stock-based compensation charges, and favorable changes in working capital partially due to accrued management incentive compensation.

During 2018, the Company spent $1.2 million on feature film production activities, compared to $12.5 million in 2017. In 2018, we received $1.2 million in incentives related to feature film productions, as compared to $1.8 million in 2017. We anticipate spending approximately  $5 million on feature film production during the year ending December 31, 2019.

We received $12.8 million in non-film related incentives associated with television production activities in 2018, as compared to $13.4 million in 2017. During the year ending December 31, 2019, we anticipate receiving approximately $10 million to $15 million on non-film related incentives.

During 2018, the Company spent $30.5 million to produce non-live event programming for television, including Total Divas Season 8,  Total Bellas Seasons 3 and 4, Miz & Mrs., and various programs for WWE Network, as compared to $15.9 million spent in 2017, which included programming for television, including Total Divas Season  7 and Total Bellas Season 2, and various programs for WWE Network. We anticipate spending approximately $20 million to $40 million to produce additional non-live event content during the year ending December 31, 2019.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. At December 31, 2018, our largest receivable balance from customers was 30% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $66.1 million for the year ended December 31, 2018, as compared to $133.7 million for the year ended December 31, 2017. During the current year, we purchased $94.9 million of short-term investments and received proceeds from the maturities of our short-term investments of $61.4 million, as compared to purchases of $142.4 million and proceeds of $35.7 million in the prior year. Capital expenditures in 2018 increased $7.6 million as compared to 2017 in support of the Company’s strategic initiatives. Capital expenditures for the year ending December 31, 2019 are estimated to range between $70 million and $90 million.

Cash Flow from Financing Activities

Cash used in financing activities was $90.9 million for the year ended December 31, 2018, as compared to $37.1 million for the year ended December 31, 2017.  The Company made tax payments of $50.8 million and $9.2 million during 2018 and 2017, respectively, related to net settlement upon vesting of employee equity awards. The increase during the current year was driven by the increased value of shares vesting, primarily driven by the significant increase in the Company’s stock price. During the prior year, we received $13.4 million in net proceeds related to the sale of the Convertible Notes, less associated bond hedge and warrant transactions. Additionally, the Company made dividend payments of $37.2 million and $36.9 million during the years ended December 31, 2018 and 2017, respectively.

Non-Cash Investing Transactions

In 2016, WWE Real Estate assumed future obligations under a Loan Agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the Purchased Property. The Company’s assumption of this mortgage is a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

Contractual Obligations

We have entered into various contracts under which we are required to make guaranteed payments, including:

•	Scheduled principal and fixed interest payments under our secured loan in connection with our corporate aircraft financing.
•	Scheduled principal and fixed interest payments under our assumed mortgage in connection with an owned building in Stamford, Connecticut.
•	Convertible notes with fixed semi-annual interest payments.
•	Various operating leases for facilities and sales offices with terms generally ranging from one to ten years.
•	Service contracts with certain vendors and independent contractors, including our talent with terms ranging from one to twenty years.

•	Service agreement obligations related to WWE Network (excluding future performance-based payments which are variable in nature).

Our aggregate minimum payment obligations under these contracts as of December 31, 2018 are as follows (dollars in millions):

						After
	2019	2020	2021	2022	2023	2023	Total
Long-term debt	$6.3	$4.6	$1.4	$1.4	$1.4	$22.2	$37.3
Convertible debt (1)	7.3	7.2	7.3	7.2	222.0	—	251.0
Operating leases	5.9	3.6	2.6	2.4	2.2	6.3	23.0
Service agreement obligation	5.9	—	—	—	—	—	5.9
Service contracts and talent commitments	35.5	24.5	8.3	6.3	0.6	0.5	75.7
Total commitments	$60.9	$39.9	$19.6	$17.3	$226.2	$29.0	$392.9

(1)

Convertible debt obligations assume that no notes are converted prior to the December 15, 2023 maturity date. See Note 11, Convertible Debt, in the Notes to the Consolidated Financial Statements for additional information.

Our Consolidated Balance Sheet at December 31, 2018 includes $0.5 million in liabilities associated with uncertain tax positions (including interest and penalties of $0.1 million), which is not included in the table above. The Company does not expect to pay any significant settlements related to these uncertain tax positions in 2019.

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

Inflation

During 2018,  2017 and 2016, inflation did not have a material effect on our business.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

Feature Film Production Assets, Net

Feature film production assets are recorded at the cost of production, including production overhead and net of production incentives. The costs for an individual film are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenue and/or costs are revised and indicate a significant decline in a film’s profitability, or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film’s estimated fair value using a discounted cash flow model. If fair value is less than unamortized cost, the film asset is written down to fair value. Impairment charges are recorded as an increase in amortization expense included in operating expenses in the consolidated financial statements.

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

During the years ended December 31, 2018,  2017 and 2016, we recorded aggregate impairment charges of $4.9 million, $5.5 million, and $0.8 million, respectively, related to several of our feature films.

As of December 31, 2018,  we had $13.6 million (net of accumulated amortization and impairment charges) in capitalized film production costs, which includes 38 released films, one film completed but not yet released, one film in production, and one film in development. No assurance can be given that additional unfavorable changes to revenue and cost estimates will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

Television Production Assets, Net

Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on our WWE Network. Amounts capitalized include development costs, production costs, production overhead, and employee salaries. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Costs to produce our live event programming are expensed when the event is first broadcast and are not included in the capitalized costs or in the related amortization. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the years ended December 31, 2018,  2017 and 2016, we expensed $29.6 million, $21.1 million and $26.9 million, respectively, related to the amortization of television production assets.

As of December 31, 2018 and 2017, we had $7.5 million and  $7.3 million, respectively, in capitalized television production costs. We did not record any impairments related to our television production assets during the years ended December 31, 2018,  2017 and 2016.

Allowance for Doubtful Accounts

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectibility of our receivables and establish allowances for the amount of account receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our account receivable are outstanding and the financial condition of individual customers. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances or reductions that may be required. At December 31, 2018, our largest receivable balance from customers was 30% of our gross accounts receivable. At December 31, 2017, our largest receivable balance from customers was  16% of our gross accounts receivable. As of December 31, 2018 and 2017, our allowance for doubtful accounts was $0.7 million and $1.3 million, respectively.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax assets valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2018 and 2017,  our net deferred tax assets were $22.1 million and $22.4 million, respectively. As of December 31, 2018 and 2017, our deferred tax liabilities were $5.0 million and $3.4 million, respectively. The decrease in our deferred tax asset balance in 2018 was primarily driven by prepaid royalties relating to our television contracts, partially offset by an increase in foreign tax credit carryforwards. We believe that it is more likely than not that we will have sufficient taxable income in the future to realize these deferred tax assets and as such have not recorded a valuation allowance to reduce the net carrying value. If we determine it is more likely than not that we will not have sufficient taxable income to realize these assets, we may need to record a valuation allowance in the future.

We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2018, our unrecognized tax benefits including interest and penalties totaled $0.4 million.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Summary of Significant Accounting Policies – Recent Accounting Pronouncements, is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to entering, maintaining and renewing major distribution agreements; (ii) risks relating to WWE Network, including the risk that we are unable to attract, retain and renew subscribers; (iii) our need to continue to develop creative and entertaining programs and events; (iv) our need to retain or continue to recruit key performers; (v) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (vi) the possible unexpected loss of the services of Vincent K. McMahon; (vii) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (viii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) uncertainties associated with international markets including possible disruptions and reputational risks; (x) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xi) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xii) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xiii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims alleging traumatic brain injury; (xiv) exposure to risks relating to large public events as well as travel to and from such events; (xv) risks inherent in our feature film business; (xvi) a variety of risks as we expand into new or complementary businesses and/or make strategic investments and/or acquisitions; (xvii) risks related to our computer systems and online operations; (xviii) risks relating to privacy norms and regulations; (xix) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xx) risks relating to our accounts receivable; (xxi) risks relating to our indebtedness including our convertible notes;  (xxii) potential substantial liabilities if litigation is resolved unfavorably; (xxiii) our potential failure to meet market expectations for our financial performance; (xxiv) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxv) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price;

and (xxvi) risks related to the volatility of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant.  Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company's business, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Form 10-K and our other SEC filings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

Short-Term Investments

Our short-term investment portfolio consists of U.S. Treasury securities, corporate and municipal bonds, including pre-refunded municipal bonds, and government agency bonds. We are exposed to market risk related to our investment portfolio primarily as a result of credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed or floating rate security and the potential loss attributable to that downgrade. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a diversified portfolio of fixed or floating rate securities, with a weighted average credit rating of approximately “AA”.

Interest rate risk is defined as the potential for economic losses on fixed or floating rate securities due to a change in market interest rates. Our investments in corporate and municipal bonds have exposure to changes in the level of market interest rates. Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio. A 100 basis-point increase in interest rates would result in an approximate $1.3 million decrease in fair value, whereas a 100 basis-point decrease in interest rates would result in an approximate $1.3 million increase in fair value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Co-President, of the effectiveness of our disclosure controls and procedures, as defined under the

Securities Exchange Act of 1934. Based on that evaluation, our Chairman and Chief Executive Officer, and our Co-President concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Co-President, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. We review the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 7, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 7, 2019

Item 9B. Other Information

None.

PART III

The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

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

10.4A*

First Amendment to Amended and Restated Employment Agreement with Vincent K. McMahon, effective as of April 3, 2018 (incorporated by reference to Exhibit 10.4A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.5*	World Wrestling Entertainment 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix A to our Proxy Statement dated March 16, 2012).
10.5A*

First Amendment to World Wrestling Entertainment 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5A to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

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

World Wrestling Entertainment, Inc.
(Registrant)
Dated: February 7, 2019	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors and Chief Executive Officer	February 7, 2019
Vincent K. McMahon	(principal executive officer)

/s/ STEPHANIE MCMAHON	Director and Chief Brand Officer	February 7, 2019
Stephanie McMahon

/s/ PAUL LEVESQUE	Director and Executive Vice President,	February 7, 2019
Paul Levesque	Talent, Live Events & Creative

/s/ MICHELLE D. WILSON	Director and Co-President	February 7, 2019
Michelle D. Wilson

/s/ STUART U. GOLDFARB	Director	February 7, 2019
Stuart U. Goldfarb

/s/ PATRICIA A. GOTTESMAN	Director	February 7, 2019
Patricia A. Gottesman

/s/ LAUREEN ONG	Director	February 7, 2019
Laureen Ong

/s/ ROBYN W. PETERSON	Director	February 7, 2019
Robyn W. Peterson

/s/ FRANK A. RIDDICK III	Director	February 7, 2019
Frank A. Riddick III

/s/ MAN JIT SINGH	Director	February 7, 2019
Man Jit Singh

/s/ JEFFREY R. SPEED	Director	February 7, 2019
Jeffrey R. Speed

/s/ ALAN M. WEXLER	Director	February 7, 2019
Alan M. Wexler

/s/ GEORGE A. BARRIOS	Director and Co-President	February 7, 2019
George A. Barrios	(principal financial officer)

/s/ MARK KOWAL	Chief Accounting Officer	February 7, 2019
Mark Kowal	(principal accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 7, 2019

We have served as the Company’s auditor since 1999.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2018	2017	2016
Net revenues	$930,160	$800,959	$729,216
Operating expenses	609,182	538,525	503,667
Marketing and selling expenses	95,985	82,837	80,747
General and administrative expenses	85,446	77,969	64,750
Depreciation and amortization	25,069	26,050	24,411
Operating income	114,478	75,578	55,641
Interest expense	15,405	14,736	3,020
Other income, net	6,964	3,218	592
Income before income taxes	106,037	64,060	53,213
Provision for income taxes	6,449	31,420	19,372
Net income	$99,588	$32,640	$33,841
Earnings per share: basic	$1.28	$0.43	$0.44
Earnings per share: diluted	$1.12	$0.42	$0.44
Weighted average common shares outstanding:
Basic	77,536	76,743	76,149
Diluted	88,619	78,471	77,539
Dividends declared per common share (Class A and B)	$0.48	$0.48	$0.48

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2018	2017	2016
Net income	$99,588	$32,640	$33,841
Other comprehensive income (loss):
Foreign currency translation adjustments	(339)	120	(209)
Unrealized holding (losses) gains on available-for-sale debt securities (net of tax expense (benefit) of $(167), $(334) and $57, respectively)	(530)	(644)	93
Total other comprehensive loss	(869)	(524)	(116)
Comprehensive income	$98,719	$32,116	$33,725

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$167,457	$137,700
Short-term investments, net	191,686	159,744
Accounts receivable (net of allowance for doubtful accounts and returns of $1,009 and $3,035, respectively)	78,925	65,245
Inventory	7,753	8,332
Prepaid expenses and other current assets	28,187	19,961
Total current assets	474,008	390,982
PROPERTY AND EQUIPMENT, NET	148,089	131,325
FEATURE FILM PRODUCTION ASSETS, NET	13,558	22,300
TELEVISION PRODUCTION ASSETS, NET	7,473	7,292
INVESTMENT SECURITIES	30,196	27,367
DEFERRED INCOME TAX ASSETS, NET	17,138	18,984
OTHER ASSETS, NET	9,837	16,257
TOTAL ASSETS	$700,299	$614,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,118	$4,638
Convertible debt	183,090	—
Accounts payable and accrued expenses	120,158	77,738
Deferred income	49,173	55,818
Total current liabilities	357,539	138,194
LONG-TERM DEBT	25,696	30,958
CONVERTIBLE DEBT	—	177,900
OTHER NON-CURRENT LIABILITIES	827	14,496
Total liabilities	384,062	361,548
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 43,721,411 and 42,498,452 shares issued and outstanding as of December 31, 2018 and 2017, respectively)	437	425
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 34,303,438 and 34,609,438 shares issued and outstanding as of December 31, 2018 and 2017, respectively)	343	346
Additional paid-in capital	415,281	422,208
Accumulated other comprehensive income	1,502	2,371
Accumulated deficit	(101,326)	(172,391)
Total stockholders’ equity	316,237	252,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$700,299	$614,507

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2015	34,215	$342	41,689	$417	$369,643	$3,011	$(164,096)	$209,317
Net income	—	—	—	—	—	—	33,841	33,841
Other comprehensive loss	—	—	—	—	—	(116)	—	(116)
Stock issuances, net	500	5	—	—	1,392	—	—	1,397
Conversion of Class B common stock by shareholder (See Note 17)	3,740	38	(3,740)	(38)	—	—	—	—
Debt discount on convertible debt, net (See Note 11)	—	—	—	—	33,060	—	—	33,060
Purchase of convertible note hedge (See Note 11)	—	—	—	—	(34,100)	—	—	(34,100)
Proceeds from issuance of warrants (See Note 11)	—	—	—	—	19,460	—	—	19,460
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(5,544)	—	—	(5,544)
Tax effect from stock-based payment arrangements	—	—	—	—	893	—	—	893
Cash dividends declared	—	—	—	—	484	—	(37,048)	(36,564)
Stock-based compensation	—	—	—	—	18,099	—	—	18,099
Balance, December 31, 2016	38,455	$385	37,949	$379	$403,387	$2,895	$(167,303)	$239,743
Net income	—	—	—	—	—	—	32,640	32,640
Other comprehensive loss	—	—	—	—	—	(524)	—	(524)
Stock issuances, net	703	7	—	—	1,571	—	—	1,578
Conversion of Class B common stock by shareholder (See Note 17)	3,340	33	(3,340)	(33)	—	—	—	—
Debt discount on convertible debt, net (See Note 11)	—	—	—	—	2,487	—	—	2,487
Purchase of convertible note hedge (See Note 11)	—	—	—	—	(2,558)	—	—	(2,558)
Proceeds from issuance of warrants (See Note 11)	—	—	—	—	1,460	—	—	1,460
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(9,164)	—	—	(9,164)
Cash dividends declared	—	—	—	—	874	—	(37,728)	(36,854)
Stock-based compensation	—	—	—	—	24,151	—	—	24,151
Balance, December 31, 2017	42,498	$425	34,609	$346	$422,208	$2,371	$(172,391)	$252,959
Cumulative effect of adopting ASC 606	—	—	—	—	—	—	10,086	10,086
Net income	—	—	—	—	—	—	99,588	99,588
Other comprehensive loss	—	—	—	—	—	(869)	—	(869)
Stock issuances, net	917	9	—	—	1,939	—	—	1,948
Conversion of Class B common stock by shareholder (See Note 17)	306	3	(306)	(3)	—	—	—	—
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(50,798)	—	—	(50,798)
Cash dividends declared	—	—	—	—	1,366	—	(38,609)	(37,243)
Stock-based compensation	—	—	—	—	39,304	—	—	39,304
Other	—	—	—	—	1,262	—	—	1,262
Balance, December 31, 2018	43,721	$437	34,303	$343	$415,281	$1,502	$(101,326)	$316,237

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$99,588	$32,640	$33,841
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	8,822	17,377	6,662
Amortization of television production assets	29,568	21,137	26,933
Depreciation and amortization	31,767	32,030	29,396
Gain on equity investments, net	(882)	—	—
Services provided in exchange for equity instruments	(2,767)	(2,720)	(2,893)
Other amortization	6,142	6,759	2,403
Stock-based compensation	39,304	24,151	18,099
(Benefit from) provision for deferred income taxes	(1,058)	13,572	12,153
Other non-cash adjustments	2,024	1,003	(1,463)
Cash (used in) provided by changes in operating assets and liabilities:
Accounts receivable	(3,527)	(12,507)	5,459
Inventory	579	(1,801)	(364)
Prepaid expenses and other assets	(7,973)	131	(15,474)
Feature film production assets	(1,204)	(12,540)	(6,629)
Television production assets	(30,478)	(15,921)	(28,025)
Accounts payable, accrued expenses and other liabilities	26,750	8,112	(1,041)
Deferred income	(9,936)	(14,835)	(16,892)
Net cash provided by operating activities	186,719	96,588	62,165
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(32,275)	(24,710)	(29,904)
Purchases of short-term investments	(94,910)	(142,373)	—
Proceeds from sales and maturities of short-term investments	61,428	35,660	8,065
Purchase of equity investments	(1,330)	(2,316)	(2,250)
Other	1,000	—	—
Net cash used in investing activities	(66,087)	(133,739)	(24,089)
FINANCING ACTIVITIES:
Repayment of debt	(4,782)	(7,504)	(14,441)
Dividends paid	(37,243)	(36,854)	(36,564)
Debt issuance costs	—	—	(702)
Proceeds from borrowings under the credit facilities	—	1,383	11,583
Proceeds from borrowings on convertible notes, net of issuance costs	—	14,534	193,899
Proceeds from issuance of warrants	—	1,460	19,460
Purchase of convertible note hedge	—	(2,558)	(34,100)
Taxes paid related to net settlement upon vesting of equity awards	(50,798)	(9,164)	(5,544)
Proceeds from issuance of stock	1,948	1,578	1,397
Excess tax benefits from stock-based payment arrangements	—	—	893
Net cash (used in) provided by financing activities	(90,875)	(37,125)	135,881
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,757	(74,276)	173,957
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,700	211,976	38,019
CASH AND CASH EQUIVALENTS, END OF PERIOD	$167,457	$137,700	$211,976
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$10,107	$14,590	$12,475
Cash paid for interest	$8,899	$9,312	$1,580
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 10)	$13,464	$2,334	$2,940
Mortgage assumption (See Note 12)	$—	$—	$23,000

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

We are an integrated media and entertainment company, principally engaged in the production and distribution of wrestling entertainment content through various channels, including our premium over-the-top subscription network (“WWE Network”),  content rights agreements, pay-per-view event programming, filmed entertainment, live events,  licensing of various WWE themed products, and the sale of consumer products featuring our brands. Our operations are organized around the following principal activities:

Media:

•

The Media segment reflects the production and monetization of long-form and short-form media content across various platforms, including WWE Network, pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships.

Live Events:

•

Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events.

Consumer Products:

•

The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

In our prior reports filed with the Securities Exchange Commission ("SEC") through fiscal year 2017, we presented ten reportable segments consisting of Network, Television, Home Entertainment, Digital Media, Live Events, Licensing, Venue Merchandise, WWEShop, WWE Studios and Corporate and Other. Effective January 1, 2018, we present three reportable segments consisting of our Media, Live Events and Consumer Products segments as described above. See Note 20,  Segment Information, for further details on our reportable segments.

In connection with the revisions to its reportable segments, the Company revised certain expense captions presented on the Consolidated Statements of Operations. Previously, we presented Cost of revenues and Selling, general and administrative expenses. Effective in 2018, we present Operating expenses, Marketing and selling expenses and General and administrative expenses. See Note 2, Summary of Significant Accounting Policies, for further details regarding the composition of these line items.

Regarding the segment presentation and expense caption revisions noted above, information presented for the years ended December 31, 2017 and 2016 included in the Consolidated Financial Statements herein and elsewhere in this Annual Report have been revised to conform to the current period presentation. Such revisions have no impact on our consolidated financial condition, results of operations or cash flows for the periods presented.

In addition, certain reclassifications have been made to the Consolidated Statements of Cash Flows for the year ended December 31, 2016 to conform the presentation reflected in the 2018 and 2017 periods related to our adoption of a new accounting standard on January 1, 2017 related to share-based payment award accounting simplifications. The reclassifications have no impact on previously reported net asset or net cash activities. See Note 2, Significant Accounting Policies – Stock-based compensation, for further details.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Basis of Consolidation — The consolidated financial statements include the accounts of WWE and all of its domestic and foreign subsidiaries. Included in Corporate are intersegment eliminations recorded in consolidation. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents — Cash and cash equivalents include cash on deposit in overnight deposit accounts, investments in Treasury bills and investments in money market accounts with original maturities of three months or less at the time of purchase.

Short-term Investments, Net  —  Our short-term investments consist of available-for-sale debt securities. Such investments consist of U.S. Treasury securities, corporate and municipal bonds, including pre-refunded municipal bonds, and government agency bonds. These investments are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Accounts Receivable, Net — Accounts receivable relate principally to amounts due to us from distributors of our WWE Network, pay-per-view providers and television networks for pay-per-view presentations and television programming, respectively, as well as from licensees that produce consumer products containing our intellectual property and/or trademarks. We estimate the collectability of our receivables and establish allowances for the amount of accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. An individual balance is charged to the allowance when all collection efforts have been exhausted and it is deemed likely to be uncollectible, taking into consideration the financial condition of the customer and other factors.

Inventory — Inventory consists of merchandise sold on our websites and on distribution platforms, including Amazon, and merchandise sold at live events. Substantially all of our inventory is comprised of finished goods. Inventory is stated at the lower of cost or net realizable value. The valuation of our inventories requires management to make market estimates assessing the quantities and the prices at which we believe the inventory can be sold.

Property and Equipment, Net — Property and equipment are carried at historical cost net of benefits associated with tax incentives less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are depreciated based on estimated useful lives varying from five to thirty-nine years. Our corporate aircraft is depreciated over ten years on a straight-line basis less an estimated residual value.

Feature Film Production Assets, Net  — Feature film production assets are recorded at the cost of production, including production overhead and net of production incentives. The costs for an individual film are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized feature film production assets are evaluated for impairment each reporting period. We review and revise estimates of ultimate revenue and participation costs at each reporting period to reflect the most current information available. If estimates for a film’s ultimate revenues and/or costs are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than the unamortized cost, the film is written down to fair value. Impairment charges are recorded as an increase in amortization expense included in Operating expenses in the Consolidated Statements of Operations.

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

Investment Securities — Equity investments that are marketable and have a readily determinable fair value are carried at fair value with changes in the fair value recorded through income and reflected in Other income, net in the Consolidated Statements of Operations.  For nonmarketable equity securities (those without a readily determinable fair value), the Company elected to apply the practicality exception to apply fair value measurement, under which such securities will be measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in Other income, net in the Consolidated Statements of Operations.

For equity investments where the Company does not control the investee, and where it is not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, the Company applies the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as investment income or loss within Other income, net in the Consolidated Statements of Operations, and is also included, net of cash dividends received, in Equity in earnings of affiliate, net of dividends received, in the Consolidated Statements of Cash Flows. Dividend distributions received from the investee reduces the Company’s carrying value of the investee and the cost basis if deemed a return of capital.

Nonmarketable equity securities and equity method investments are also subject to periodic impairment evaluations, and when factors indicate that a significant decrease in value has occurred. Factors considered in making such assessments may include near-term prospects of the investees, subsequent rounds of financing activities of the investees, and the investees’ capital structure as well as other economic variables, which reflect assumptions market participants may use in pricing these assets. If an equity method investment is deemed to have experienced an other-than-temporary decline below its carrying amount, we reduce the carrying amount of the equity method investment to its quoted or estimated fair value, as applicable, and establish a new carrying amount for the investment. For nonmarketable equity securities that are accounted for under the measurement alternative to fair value, the Company applies the impairment model that does not require the Company to consider whether the impairment is other-than-temporary. We record these impairment charges on our equity investments in Other income, net in the Consolidated Statements of Operations.

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

Revenue Recognition — The Company adopted new accounting pronouncements in 2018 related to revenue recognition. See the discussion in Recent Accounting Pronouncements below and Note 4, Revenues, for further details.

Under the new revenue recognition rules adopted in 2018, most of our sales revenue continues to be recognized when products are shipped or as services are performed and was not materially impacted by the adoption of the new revenue recognition standard.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Revenues are generally recognized when control of the promised goods or services is transferred to our customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. Our revenues do not include material estimated amounts of variable consideration. The variable consideration contained in our contracts relate primarily to sales or usage-based royalties earned on consumer product licensing contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. As it relates to our Consumer Products segment, the Company accounts for shipping and handling activities as fulfillment activities.

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

Rights fees received from distributors of our programming, both domestically and internationally, are recorded when the program (functional intellectual property) has been delivered and control has been transferred to the distributor and the license period has begun. Any advance payments received from the distributors are deferred upon collection and recognized into revenue as content is delivered. Our content rights distribution agreements are generally between one and five years in length and frequently provides for contractual increases over its term.

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

Operating Expenses — Operating expenses consist of our production costs associated with developing our content, costs associated with operating our WWE Network, venue rental and related costs associated with the staging of our live events, compensation costs for our talent, and material and related costs associated with our consumer product merchandise sales. Included within operating expenses is the amortization and impairment of feature film and television production assets. Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on our WWE Network. We amortize feature film production assets based on the estimated future cash flows. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized feature film and television production assets are evaluated for impairment each reporting period. Operating expenses also includes the amortization of costs related to content delivery and technology assets utilized for our WWE Network.  These costs are amortized on a straight-line basis over the shorter of the expected useful life or the term of the respective service agreement. Program amortization for WWE Network is included in operating expenses as a component of amortization of television production assets. For episodic programming debuting and currently expected to air exclusively on WWE Network, the cost of the programming is expensed upon initial release, as the vast majority of viewership occurs in close proximity to the initial release. In addition, operating expenses include certain business operating support function costs, including our talent development, data analytics, data engineering, business strategy and real estate and facilities functions, as these activities directly support the operations of our segments.

Included within Operating expenses are the following:

	Year Ended December 31,
	2018	2017	2016
Amortization and impairment of feature film assets	$8,822	$17,377	$6,662
Amortization of television production assets	29,568	21,137	26,933
Amortization of WWE Network content delivery and technology assets	6,696	5,970	4,832
Total amortization and impairment included in operating expenses	$45,086	$44,484	$38,427

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Marketing and Selling Expenses – Marketing and selling expenses consist of costs associated with the promotion and marketing of our services and products. These expenses include advertising and promotional costs, and the costs associated with our sales and marketing functions, creative services functions and our international offices.

General and Administrative Expenses – General and administrative expenses include costs associated with our corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these costs to its business segment, as they do not directly relate to revenue generating activities.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2018, 2017 and 2016, we recorded advertising expenses of $21,563,  $23,629 and $22,122, respectively.

Foreign Currency Translation — For the translation of the financial statements of our foreign subsidiaries whose functional currencies are non-U.S. Dollars, assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at monthly average exchange rates for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity and also in comprehensive income. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date, with any gains/losses recorded in other income/expense.

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

In 2018, the Compensation Committee approved certain agreements to grant PSUs with a market condition (“PSU-TSRs”), where vesting is conditioned upon the total shareholder return performance of WWE stock relative to the total shareholder return performance of a peer group over specified performance periods. The fair value of these market-based awards are estimated on the date of grant using the Monte Carlo simulation valuation model. The Compensation costs associated with these types of awards are recognized over the requisite service period using the graded vesting method.

We estimate forfeitures, based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.

Beginning in 2017, we adopted new accounting rules related to simplifying the accounting for our share-based compensation awards. The new rules require entities to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement, rather than as a component of additional paid-in capital, and requires entities to classify excess tax benefits as an operating activity in the statement of cash flows. These changes were adopted by the Company on a prospective basis starting in 2017 as allowed under the transition rules of the new guidance. Prior to the rule change, for fiscal year 2016, $893 of excess tax benefits remain classified in financing activities. The new rules also require that the amounts paid to satisfy the statutory income tax withholding obligation upon the vesting of a share-based payment award, which prior to adoption was classified in operating activities on the cash flow statement, are now classified as a financing activity in the Consolidated Statements of Cash Flows. The Company adopted this change retrospectively as allowed under the transition rules of the new guidance. As a result of the retrospective adoption of this change, cash outflows of $5,544 were reclassified in the accompanying Consolidated Statements of Cash Flows from “Changes in accounts payable, accrued expenses and other liabilities” to “Taxes paid related to net settlement upon vesting of equity awards” for 2016.

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

Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

share of cash dividends that each class is entitled to receive. During 2018, 2017 and 2016, the dividends declared and paid per share of Class A and Class B common stock were the same.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020 for the Company, with early adoption permitted. The new guidance should be applied retrospectively to the date of initial application of the new revenue guidance in Topic 606 (January 1, 2018 for the Company). The Company is in the process of evaluating the impact, if any, of this new guidance on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020 for the Company, with early adoption permitted. The new guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company expects to adopt the new guidance prospectively and does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020 for the Company. Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of the amendments on our consolidated financial statement disclosures. Since the amendments impact only disclosure requirements, we do not expect the amendments to have an impact on our consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018 and the Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019. We are in the process of evaluating the impact of the final rule, but do not anticipate a material impact on our consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Accounting.” The new guidance expands the scope of Topic 718, Compensation – Stock Compensation (which currently only includes share-based payments to employees and non-employee directors) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new guidance supersedes Subtopic 505-50, Equity – Equity-Based payments to Non-Employees. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2019 for the Company, with early adoption permitted. The Company has elected to early adopt the new guidance as of June 30, 2018. Since the Company does not currently have any share-based payment awards to nonemployees, the early adoption of the guidance had no impact on our consolidated financial statements. The Company applied the guidance prospectively.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of the enactment of the Tax Act. The new guidance also includes disclosure requirements regarding an entity’s accounting policy for releasing income tax effects from accumulated other comprehensive income. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2019 for the Company. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to early adopt the new guidance during the first quarter of 2018 and elected not to reclassify any stranded tax effects due to the insignificance of the amount remaining in accumulated other comprehensive income. Therefore, the adoption of the new guidance had no impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will supersede the existing guidance for lease accounting. This new standard will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. In July 2018, the FASB approved amendments to the standard that provides companies a transition option that would not require earlier comparative periods to be restated upon adoption (fiscal year 2018 and 2017 for the Company). In December 2018, the FASB issued additional clarifying amendments aimed at addressing certain matters specific to lessors. The new leasing standard along with its subsequent amendments are effective for the Company for interim and annual reporting periods starting in fiscal year 2019. The Company will adopt the new leasing rules on January 1, 2019 and apply the rules prospectively as of the adoption date. Although we do not expect a material impact to our consolidated financial statements, we currently expect a gross-up of our Consolidated Balance Sheet on the adoption date as we recognize right of use assets and lease liabilities related to our qualifying leases. The extent of such gross-up is being finalized as we are nearing the final stages of completing our lease portfolio review (we are primarily a lessee) which include our real estate leases and certain multi-year service contracts, which may contain embedded leases of equipment. Based on our preliminary findings, upon adoption of the new standard on January 1, 2019, we currently expect to recognize aggregate lease liabilities ranging from $40,000 to $50,000, with

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

corresponding right of use assets of the same amount based on the present value of the remaining leases payments under current leasing standards for our existing leases. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for qualifying leases. This means, for those leases that qualify as short-term leases, we will not recognize right of use assets or lease liabilities. We also currently expect to elect the practical expedient to not separate lease and non-lease components by class of underlying assets.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” as amended by ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” issued in February 2018. The FASB also issued subsequent clarifying amendments during the first quarter of 2018. The Company’s investment portfolio consists of available-for-sale debt securities that are classified in Short-term investments, net on the Consolidated Balance Sheets. In addition, the Company also has Investment securities on our Consolidated Balance Sheets comprised of both nonmarketable and marketable equity securities and equity investments accounted for under the equity method of accounting. The new guidance requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). Under the new guidance, entities are required to record unrealized holding gains and losses on marketable equity securities through income (previous rules allowed this to be recorded through other comprehensive income). However, any unrealized holding gains and losses related to available-for-sale debt securities will continue to be recorded through accumulated other comprehensive income. The new guidance also no longer allows the use of the cost method of accounting for nonmarketable equity securities without readily determinable fair values. However, for these nonmarketable equity investments, entities may elect a measurement alternative to fair value that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The new guidance, along with the clarifying amendments, were adopted on January 1, 2018 and the Company has elected to use the measurement alternative to measure our equity investments without readily determinable fair values and this guidance was applied prospectively. See Note 5, Investment Securities and Short-Term Investments, for further information on our equity investments.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

3. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$99,588	$32,640	$33,841

Weighted average basic common shares outstanding	77,536	76,743	76,149
Dilutive effect of restricted and performance stock units	1,877	1,721	1,385
Dilutive effect of convertible debt instruments	9,206	—	—
Dilutive effect of employee share purchase plan	—	7	5
Weighted average dilutive common shares outstanding	88,619	78,471	77,539

Earnings per share:
Basic	$1.28	$0.43	$0.44
Diluted	$1.12	$0.42	$0.44

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	5,098	—	—
Outstanding restricted and performance stock units	3	—	—

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

The denominator of our diluted earnings per share calculation for the year ended December 31, 2018 includes the effect of additional shares of common stock issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator of our diluted earnings per share calculation for the year ended December 31, 2018 includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share.  The dilution from the Convertible Notes had a  $0.13 impact on diluted earnings per share for the year ended December 31, 2018. There was no impact on diluted earnings per share during the years ended December 31, 2017 and 2016 since the average price of our common stock did not exceed the conversion price of $24.91 per share during those periods. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

4. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted the new revenue recognition standard pursuant to ASC Topic 606 to all contracts using the modified retrospective method. The most significant impact of adoption relates to the acceleration in the timing of revenue recognition of our consumer product licensing and film distribution revenues. The licensing and film distribution revenues historically have not comprised a significant percentage of total consolidated revenues. In 2018, 2017 and 2016, total consumer product licensing and film distribution revenues represented 5.7%,  8.8% and 8.1% of total consolidated revenues, respectively. Prior to the adoption of the new revenue standard in 2018, we recorded revenues from our consumer product licensing arrangements and film distribution arrangements on a lag upon the receipt of statements from the licensee and/or film distributor. Under the new revenue recognition standard, revenues are recorded based on best estimates available in the period of sales or usage. Financial statements presented for the reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts presented are not adjusted and continue to be reported in accordance with our historical accounting under ASC Topic 605, Revenue Recognition. We do not expect the adoption of the new revenue standard to have a material impact to our annual consolidated financial statements on an ongoing basis, however, it will likely impact the revenues recorded in a specific quarter as compared to previously reported periods due to the lag reporting that was previously used in our consumer product licensing and film distribution arrangements.

Under the modified retrospective transition method, we recorded a net cumulative effect adjustment of $10,086 as an increase to opening retained earnings as of January 1, 2018. The cumulative effect impact of adopting Topic 606 related primarily to our consumer product licensing revenues.

The impact to our Consolidated Statements of Operations for the year ended December 31, 2018 as a result of applying ASC Topic 606 was a decrease to our Net revenues, Operating expenses and Operating income of $2,971,  $1,360 and $1,611, respectively. The impact to our Consolidated Balance Sheet as of December 31, 2018 as a result of applying ASC Topic 606 was a decrease to our accumulated deficit and total liabilities of $8,853 and $1,213, respectively, and an increase to total assets of $7,640.

See Note 2, Summary of Significant Accounting Policies – Revenue Recognition for information on our revenue recognition accounting policies.

Payment Terms and Other

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31,
	2018	2017	2016
Net revenues:
Media Segment:
Network (including pay-per-view)	$199,318	$190,627	$175,819
Core content rights fees (1)	269,793	244,247	217,226
Advertising and sponsorships	69,529	51,838	39,630
Other (2)	144,711	48,858	44,252
Total Media Segment net revenues	683,351	535,570	476,927
Live Events Segment:
North American ticket sales	105,386	111,986	103,067
International ticket sales	22,347	31,731	32,861
Advertising and sponsorships	2,124	1,965	2,267
Other (3)	14,346	6,023	6,163
Total Live Events Segment net revenues	144,203	151,705	144,358
Consumer Products Segment:
Consumer product licensing	45,970	52,127	49,126
eCommerce	34,942	37,815	34,607
Venue merchandise	21,694	23,742	24,198
Total Consumer Products Segment net revenues	102,606	113,684	107,931
Total net revenues	$930,160	$800,959	$729,216

(1)

Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown Live, through global broadcast, pay television and digital platforms.

(2)

Other revenues within our Media segment reflect revenues earned from the distribution of other WWE content, including, but not limited to, certain live in-ring programming in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

(3)

Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing,  as well as revenues from events for which the Company receives a fixed fee.

Except for our WWE Network subscriptions revenues, which are recorded over time during the subscription term and our consumer product licensing revenues which are recorded over time during the licensing period, our other revenue streams identified in the table above are generally recognized at a point-in-time when the performance obligations are satisfied.

Remaining Performance Obligations

As of December 31, 2018, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,353,354, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2019 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2019 through 2024. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2019 through 2028. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

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

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements.  The Company’s deferred revenue (i.e. contract liabilities) as of December 31, 2018 and December 31, 2017 was $49,487 and $69,795, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

The net decrease in the deferred revenue balance for the year ended December 31, 2018 of $20,308 is primarily driven by revenue recognized in 2018 as a result of satisfying our performance obligations.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $1,886 and $2,242 at December 31, 2018 and December 31, 2017, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to Marketing and selling expenses. The amount of amortization was $1,356, $1,281 and $1,281 for the years ended December 31, 2018, 2017 and 2016, respectively, and there was no impairment in relation to the costs capitalized.

5. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of December 31,
	2018	2017
Equity method investments	$14,508	$14,664
Nonmarketable equity investments without readily determinable fair value	10,840	12,703
Marketable equity investments with readily determinable fair values	4,848	—
Total investment securities	$30,196	$27,367

Equity Method Investments

Our equity method investments relate primarily to our investment in Tapout. In March 2015, WWE and ABG formed a joint venture to re-launch an apparel and lifestyle brand, Tapout. ABG agreed to contribute certain intangible assets for the Tapout brand, licensing contracts, systems, and other administrative functions to Tapout.  The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG. To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Other income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities. The Company did not record any impairment charges related to our investment in Tapout during the years ended December 31, 2018, 2017 and 2016.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Net equity method earnings from Tapout	$1,118	$1,141	$1,619
Net dividends received from Tapout	(1,274)	(1,084)	(1,190)
Equity in earnings of affiliate, net of dividends received	$(156)	$57	$429

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the years ended December 31, 2018, 2017 and 2016, we recorded revenues of $2,767,  $2,720 and $2,893, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of December 31, 2018 was $2,990, and was included in Deferred Income and Other Non-Current Liabilities for $2,760 and $230, respectively.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $2,990 as of December 31, 2018. Creditors of Tapout do not have recourse against the general credit of the Company.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

Beginning in 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments. See Note 2, Significant Accounting Policies – Recent Accounting Pronouncements, for further details. Under the new standard, for nonmarketable equity securities without readily determinable fair values, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. We evaluate our nonmarketable equity investments for impairment if factors indicate that a significant decrease in value has occurred.

During the year ended December 31, 2018, we made an additional investment of $998 in an e-sports company, a $220 investment in a venture fund that invests in early stage companies and $112 of an additional investment in a subscription-based sports media company. During the year ended December 31, 2017, we invested $2,000 in a competitive e-sports company and $100 in a drone racing sports company. In 2017, we also made an additional investment of $200 in a virtual reality platform operator.

The following table summarizes the impairments and observable price change event adjustments recorded on our nonmarketable equity investments for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Impairments (1)	$(3,773)	$—	$—
Observable price change upward adjustments (2)	2,181	—	—
Observable price change downward adjustments	—	—	—
Total income (loss) from adjustments to nonmarketable equity investments	$(1,592)	$—	$—
(1)

During the year ended December 31, 2018, the Company recorded an impairment charge of $3,773 on our investment in a mobile video publishing business for the excess of the carrying value over its estimated fair value resulting from going concern issues of the underlying investee company. This charge is reflected in Other income, net in our Consolidated Statements of Operations.

(2)

During the year ended December 31, 2018, the Company recorded an upward adjustment of $2,181 to the carrying value of our existing equity investment in an e-sports company. The adjustment was the result of an observable price change event in connection with a financing round completed by the investee where the underlying value of the preferred shares issued were greater than the value per share of WWE’s substantially similar preferred shares in the investee. This adjustment is reflected in Other income, net in our Consolidated Statements of Operations.

Marketable Equity Investments With a Readily Determinable Fair Values

As of December 31, 2018, our investment portfolio includes one investment in a marketable equity security of a publicly traded company. During the year ended December 31, 2018, one of our nonmarketable equity investments, Phunware Inc. (“Phunware”), a software application developer, completed a reverse merger in December 2018 and the investee company became a publicly traded company with its common stock traded on the NASDAQ under the symbol PHUN. On the reverse merger closing date, WWE received common stock of Phunware in exchange for the preferred shares WWE owned in the investee. The Company now accounts for the

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

equity investment in the common stock of Phunware as a marketable equity investment with readily determinable fair values based on quoted prices on the NASDAQ. The Company continues to hold this investment as of December 31, 2018 and pursuant to the new accounting rules applicable to marketable equity securities, the Company recorded an unrealized holding gain of $2,474 based on the closing stock price of the investee company as of the last trading day of December 31, 2018. The unrealized holding gain was recorded in Other income, net in the Consolidated Statements of Operations for the year ended December 31, 2018. Prior to the accounting rule change on marketable equity investments, unrealized holding gains and losses were recorded through other comprehensive income, net of tax.  As the underlying stock price of Phunware fluctuates, WWE is exposed to future earnings volatility to the extent WWE continues to hold this investment.

Short-Term Investments

Our short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	December 31, 2018				December 31, 2017
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$62,847	$4	$(439)	$62,412	$73,169	$—	$(479)	$72,690
Corporate bonds	100,543	—	(1,037)	99,506	58,003	—	(329)	57,674
Municipal bonds	7,900	—	(41)	7,859	17,538	7	(99)	17,446
Government agency bonds	22,066	—	(157)	21,909	12,007	—	(73)	11,934
Total	$193,356	$4	$(1,674)	$191,686	$160,717	$7	$(980)	$159,744

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

As of December 31, 2018, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 2 years
Corporate bonds	3 months - 4 years
Municipal bonds	5 months - 1 year
Government agency bonds	1 month - 3 years

During the years ended December 31, 2018, 2017 and 2016, we recognized $4,508,  $2,007 and $714, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income, net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Year Ended December 31,
	2018	2017	2016
Proceeds from maturities and calls of short-term investments	$61,428	$35,660	$8,065
Purchases of short-term investments	$94,910	$142,373	$—

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

We have classified our investments in U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds, which collectively are investments in available-for-sale securities, within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are valued based on model-driven valuations. A third-party service provider assists the Company with compiling market prices from a variety of industry standard data sources, security master files from large financial institutions and other third-party sources that are used to value our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bond investments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value investments during the periods presented.

The fair value measurements of our equity investments without readily determinable fair values are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Beginning in 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. See Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements, for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. See Note 5, Investment Securities and Short-Term Investments, for details on impairments and observable pricing event adjustments related to our equity investments without readily determinable fair values.

The Company's long-lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the second quarter of 2018, we recorded a non-cash abandonment charge of $1,693 to write off the carrying value of internal use software that we deemed will no longer be used by the Company and had no further alternative use. This charge is included as a component of Operating expenses on the Consolidated Statements of Operations and included within our Media segment results. With the exception of this charge, the Company did not record any other impairment charges on long lived property and equipment and television production assets during the years ended December 31, 2018, 2017 and 2016. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

During the years ended December 31, 2018,  2017 and 2016, the Company recorded impairment charges of $4,865,  $5,472 and $823 on feature film production assets based upon fair value measurements of $3,635,  $4,347, and $1,354, respectively. See Note 8,  Feature Film Production Assets, for further discussion. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third-party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company's long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company’s Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At December 31, 2018, the face amount of the mortgage loan and promissory note approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of December 31, 2018 and 2017, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$189,323	$187,371	$182,661	$182,783
(1)	The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

7. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2018	2017
Land, buildings and improvements	$141,070	$134,052
Equipment	129,367	98,245
Corporate aircraft	32,249	31,277
Vehicles	942	905
	303,628	264,479
Less accumulated depreciation and amortization	(155,539)	(133,154)
Total	$148,089	$131,325

Depreciation expense for property and equipment totaled $24,176,  $24,680 and $23,195 for the years ended December 31, 2018,  2017 and 2016, respectively.

During the second quarter of 2018, we recorded a non-cash abandonment charge of $1,693 to write off the carrying value of internal use software that we deemed will no longer be used by the Company and had no further alternative use. This charge is included as a component of Operating expenses on the Consolidated Statements of Operations and included within our Media segment results for the year ended December 31, 2018.

During the year ended December 31, 2017, the Company retired assets, primarily television production equipment, that were no longer in use and reduced property and equipment cost by $57,255, with a corresponding reduction to accumulated depreciation of $56,896.

In September 2016, the Company acquired, through WWE Real Estate Holdings, LLC a wholly-owned special purpose subsidiary (“WWE Real Estate”), a building and underlying real property located in Stamford, Connecticut (the “Purchased Property”). In connection with the acquisition, WWE Real Estate assumed the seller’s interests as landlord under several existing leases of the Purchased Property, including the landlord’s interest in leases under which the Company is a tenant. Since the assets of WWE Real

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Estate represent collateral for the underlying mortgage, these assets are not available to satisfy debts and obligations to any other creditors of the Company. As of December 31, 2018 and 2017,  costs of $24,398 and $24,313, respectively, are reflected in Land, buildings and improvements, which is a component of Property and equipment, net on the Consolidated Balance Sheet. Depreciation on the Purchased Property is computed on a straight-line basis over the estimated useful lives of the Purchased Property in accordance with the Company’s existing accounting policy for property and equipment.

8. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of December 31,
	2018	2017
In release	$12,430	$15,869
Completed but not released	—	2,211
In production	707	3,107
In development	421	1,113
Total	$13,558	$22,300

Approximately 30% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 65% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production assets within five years as we receive revenues associated with television distribution of our licensed films. During the years ended December 31, 2018,  2017 and 2016, we amortized $3,106,  $11,748 and $5,720, respectively, of feature film production assets. During these periods, our films were released under a co-distribution model. Under the co-distribution model, third-party distribution partners control the distribution and marketing of co-distributed films, and as a result, we recognize our share of revenue after the third-party distribution partners recoup distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film. In certain arrangements, where worldwide film rights and interests are sold to third-party distribution partners, we recognize revenue upon delivery of the completed film to the third-party.

During the year ended December 31, 2018, we released one film via theatrical distribution, Blood Brother, and one film direct to DVD, The Marine 6: Close Quarters. These two films comprised $1,998 of our “In release” feature film assets as of December 31, 2018.

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

We currently have one theatrical film designated as “Completed but not released” and have one film designated as "In production." We also have capitalized certain script development costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned.  During the years ended December 31, 2018, 2017 and 2016,  we expensed $851,  $157 and $119, respectively, related to previously capitalized development costs related to abandoned projects.

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

We recorded impairment charges of $4,865,  $5,472 and $823 related to our feature films during the years ended December 31, 2018,  2017 and 2016, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

9. Television Production Assets, Net

Television production assets consisted of the following:

	As of December 31,
	2018	2017
In release	$1,308	$3,765
In production	6,165	3,527
Total	$7,473	$7,292

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

Amortization of television production assets consisted of the following:

	For the year ended December 31,
	2018	2017	2016
Television programming	$22,312	$17,399	$15,860
WWE Network programming	7,256	3,738	11,073
Total	$29,568	$21,137	$26,933

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the years ended December 31, 2018,  2017 and 2016, we did not record any impairments related to our television production assets.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2018	2017
Trade related	$12,198	$12,727
Staff related	10,255	7,980
Management incentive compensation	37,103	21,556
Talent related	8,799	5,356
Accrued WWE Network related expenses	2,054	2,633
Accrued event and television production	13,881	7,929
Accrued legal and professional	4,906	5,182
Accrued purchases of property and equipment	13,464	2,334
Accrued film liability	2,774	1,993
Accrued other	14,724	10,048
Total	$120,158	$77,738

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least March 31, 2019. As of December 31, 2018, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of December 31, 2018, no actual conversions have occurred to date. See Note 3, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

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

The Convertible Notes consisted of the following components:

	As of December 31,
	2018	2017
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(27,629)	(32,217)
Less: Unamortized debt issuance costs	(4,281)	(4,883)
Net carrying amount	$183,090	$177,900

Equity component (1)	$35,547	$35,547
(1)	Recorded in the Consolidated Balance Sheets within additional paid-in capital, net of the $1,110 issuance costs in equity.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	For the year ended
	December 31,
	2018	2017	2016
3.375% contractual coupon	$7,256	$7,232	$262
Amortization of debt discount	4,588	4,290	151
Amortization of debt issuance costs	617	553	19
Interest expense	$12,461	$12,075	$432

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

Warrant Transactions

In connection with entering into the Note Hedge transactions described above, we also concurrently entered into separate warrant transactions (the “Warrants”), to sell warrants to acquire approximately 8.03 million shares of our Class A common stock in connection with the Note Hedge transaction in December 2016 and 602,107 shares of our Class A common stock in connection with the Note Hedge transaction in January 2017, both at an initial strike price of approximately $31.89 per share, which represented a premium of approximately 60.0% over the last reported sale price of our Class A common stock of $19.93 on December 12, 2016 (initial issuance date of the Convertible Notes).  The Warrant transactions in December 2016 and January 2017 resulted in aggregate proceeds received of $19,460 and $1,460, respectively, from the sale of the Warrants to the counterparties.  The Warrants transactions have been accounted for as part of additional paid-in capital.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

12.  Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	December 31,	December 31,
	2018	2017
Current portion of long-term debt:
Aircraft financing	$4,740	$4,638
Mortgage	378	—
Total current portion of long-term debt	5,118	4,638

Long-term debt:
Aircraft financing	$3,218	$7,958
Mortgage	22,478	23,000
Total long-term debt	25,696	30,958

Total	$30,814	$35,596

Mortgage

In September 2016, the Company acquired real property and assumed future obligations under a loan agreement, dated June 8, 2015, in the principal amount of $23,000, which loan is secured by a mortgage on the property. The loan bears interest at the rate of 4.50% per annum and required monthly interest only payments of $86 until June 2018 and interest and principal payments of $117 per month thereafter, with a balloon payment on maturity in July 2025. There is a significant yield maintenance premium for prepayments. Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets would not be available to satisfy debts and obligations due to any other creditors of the Company.

As of December 31, 2018, the scheduled principal repayments under our mortgage obligation for the subsequent five years and the remaining term of the mortgage are as follows:

December 31, 2019	$378
December 31, 2020	395
December 31, 2021	413
December 31, 2022	432
December 31, 2023	452
Thereafter	20,786
$22,856

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

As of December 31, 2018, the scheduled principal repayments under our Aircraft Note obligation for the subsequent two years are as follows:

December 31, 2019	$4,740
December 31, 2020	3,218
$7,958

The table above assumes that the Aircraft Note will not be prepaid prior to its maturity on August 7, 2020.

Credit Facility

Revolving Credit Facility

In December 2016, in connection with the issuance of the Convertible Notes, the Company entered into an amended and restated $100,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of July 29, 2021. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of December 31, 2018, the LIBOR-based rate plus margin was 4.31%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.30% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of December 31, 2018, the Company was in compliance with the Revolving Credit Facility, and had available debt capacity under the terms of the Revolving Credit Facility of $100,000. As of December 31, 2018 and 2017, there were no amounts outstanding under the Revolving Credit Facility.

13. Income Taxes

For the years ended December 31, 2018,  2017 and 2016, the effective tax rate on income from continuing operations was 6.1%, 49.0% and 36.4%, respectively.

The components of our tax provision are as follows:

	Year Ended December 31,
	2018	2017	2016
Current taxes:
Federal	$81	$7,785	$(1,931)
State and local	235	1,313	1,210
Foreign	7,191	8,750	7,940
Deferred taxes:
Federal	(1,774)	13,177	11,582
State and local	737	396	560
Foreign	(21)	(1)	11
Total income tax expense	$6,449	$31,420	$19,372

Within the current foreign tax provision for the years ended December 31, 2018,  2017 and 2016 is $7,350,  $8,453 and $7,460, respectively, of foreign withholding taxes paid on income included within the US pre-tax book income below. The federal deferred tax provision for the year ended December 31, 2017 includes a charge of $10,878 associated with the remeasurement of our deferred tax assets due to the revised corporate tax rate as a result of the Tax Act, as defined below.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Components of income before income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
United States	$104,338	$62,280	$51,160
Foreign	1,699	1,780	2,053
Total income before income taxes	$106,037	$64,060	$53,213

The following sets forth the difference between the provision/(benefit) for income taxes computed at the U.S. federal statutory income tax rate of 21% (for 2018) and 35% (for 2017 and 2016) and that reported for financial statement purposes:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal tax	$22,268	$22,421	$18,625
State and local taxes, net of federal tax benefit	4,915	1,472	1,496
Foreign rate differential	(50)	(298)	(327)
Tax exempt interest income	(32)	(86)	(55)
Qualified production activity deduction	—	(1,750)	(942)
Nondeductible executive compensation	2,672	136	110
Unrecognized tax benefits	46	(146)	(248)
Meals and entertainment	233	317	308
Employee Stock Purchase Plan	248	44	3
Deferred tax asset remeasurement	(111)	10,878	—
Deemed repatriation transition tax	(19)	406	—
Foreign-derived intangible income (FDII)	(1,346)	—	—
Global intangible low-taxed income (GILTI)	122	—	—
Excess tax benefits related to the vesting of share-based compensation	(22,473)	(1,604)	—
Other	(24)	(370)	402
Provision for income taxes	$6,449	$31,420	$19,372

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The tax effects of temporary differences and net operating losses that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
	2018	2017
Deferred tax assets:
Accounts receivable	$145	$310
Inventory	1,329	1,696
Deferred income	1,932	8,670
Stock compensation	7,090	7,173
Net operating loss carryforward	1,103	1,195
Foreign tax credits	5,055	—
Investments	2,193	238
Intangible assets	1,619	1,673
Capitalized feature film production costs	1,418	1,316
Accrued liabilities and reserves	1,278	1,191
Federal benefit related to uncertain tax positions	108	103
Deferred tax assets, gross	23,270	23,565
Valuation allowance	(1,103)	(1,195)
Deferred tax assets, net	22,167	22,370
Deferred tax liabilities:
Property and equipment depreciation	(2,672)	(2,380)
Investments	(2,357)	(1,006)
Deferred tax liabilities	(5,029)	(3,386)
Total deferred tax assets, net	$17,138	$18,984

The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the vesting of restricted stock units and performance stock units of $115,792,  $21,457 and $13,301 in 2018,  2017 and 2016, respectively.

As of December 31, 2018 and 2017, we had $17,138 and $18,984, respectively, of deferred tax assets, net, included in our Consolidated Balance Sheets.  The decrease in our deferred tax asset balance was driven by activity in prepaid royalties relating to our television contracts, partially offset by an increase in foreign tax credit carryforwards.

During the years ended December 31, 2018 and 2017, we recognized $22,473 and $1,604, respectively, of excess tax benefits related to the Company’s share-based compensation awards at vesting. Effective January 1, 2017, income tax effects of vested awards are included within the provision for income taxes on the Consolidated Statements of Operations. The tax benefit recorded during the current year is driven by the increase in the Company’s stock price between the original grant date of the awards and their subsequent vesting date in 2018. Excluding this discrete tax item, our effective tax rate was 27% and 52% for the years ended December 31, 2018 and 2017, respectively. The corresponding offset of these tax benefits is included as a component of Prepaid expenses and other current assets within our Consolidated Balance Sheets.

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017,  reduces the U.S. federal corporate tax rate from 35% to 21%,  effective as of January 1, 2018, and creates a territorial-style taxing system. We are subject to the provision of ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. During the fourth quarter of 2017, the Company recorded a charge of $10,878 associated with the remeasurement of its net deferred tax assets due to the tax rate decreasing from 35% to 21%, which reduced the future benefit the Company will realize associated with these assets.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one-year measurement period which is similar to the measurement period used when accounting for business combinations. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740 for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, tax on GILTI and foreign-derived intangible income. During the year ended December 31, 2018, we recorded a measurement period adjustment tax benefit of $130, consisting of $111 to remeasure the net deferred tax asset based on finalized temporary differences and $19 to revise the one-time transition tax based on revised earnings and profits computations completed during the period.

As of December 31, 2018 and 2017, we had valuation allowances of $1,103 and $1,195 respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to foreign income taxes and the resulting net operating losses in foreign jurisdictions where we have ceased operations.

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

Unrecognized Tax Benefits

For the year ended December 31, 2018, we recognized $108 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $15 of potential interest and penalties related to uncertain tax positions. For the year ended December 31, 2017, we recognized $189 of previously unrecognized tax benefits relating to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $70 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts contributed to our effective tax rate of 6.1% for the year ended December 31, 2018 as compared to 49.0% for the year ended December 31, 2017.

At December 31, 2018, we had $420 of unrecognized tax benefits, which if recognized, would affect our effective tax rate, which is classified in Other non-current liabilities. At December 31, 2017, we had $389 of unrecognized tax benefits, which is classified in Other non-current liabilities.

Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2018	2017
Beginning Balance- January 1	$389	$487
Increase to unrecognized tax benefits recorded for positions taken during the current year	64	56
Increase to unrecognized tax benefits recorded for positions taken during a prior period	65	—
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	(7)	—
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(91)	(154)
Ending Balance- December 31	$420	$389

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $61 of accrued interest and $31 of accrued penalties related to uncertain tax positions as of December 31, 2018 classified in Other non-current liabilities. At December 31, 2017, we had $84 of accrued interest and $45 of accrued penalties related to uncertain tax positions classified in Other non-current liabilities.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $142 within 12 months after December 31, 2018.

We file income tax returns in the United States and various state, local, and foreign jurisdictions. During 2018 and 2017, the Company settled audits with various state and local jurisdictions. We are generally subject to examination by the IRS for years ending on or after December 31, 2015. We are also subject to examination by various state and local jurisdictions for years ending on or after December 31, 2015.

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

We recorded the following incentives during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Television production incentives	$12,166	$11,260	$12,982
Feature film production incentives	$—	$3,683	$1,347

15. Commitments and Contingencies

We have certain commitments, including various non-cancelable operating leases for facilities and sales offices, service contracts with certain vendors and various talent, and a service agreement obligation related to WWE Network.

Future minimum payments as of December 31, 2018 under the agreements described above were as follows:

	Operating	Service Contracts	Service
	Lease	and Talent	Agreement
	Commitments	Commitments	Commitments	Total
2019	$5,917	$35,509	$5,875	$47,301
2020	3,610	24,542	—	28,152
2021	2,614	8,314	—	10,928
2022	2,432	6,280	—	8,712
2023	2,134	640	—	2,774
Thereafter	6,292	439	—	6,731
Total	$22,999	$75,724	$5,875	$104,598

Rent expense under operating lease commitments totaled $6,709,  $6,240 and $6,367 for the years ended December 31, 2018,  2017 and 2016, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint.  The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. The Company does not know if the Laurinaitis Plaintiffs and Windham Defendants submitted the affidavits required under the Court’s September 29, 2017 order. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings fail to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs have attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

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

On April 3, 2018, the Company entered into transactions with Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, granting Alpha rights to launch a professional football league under the name “XFL”. Alpha has announced that it expects that this launch will occur in early 2020. Under these agreements, WWE received, among other things, an equity interest in Alpha without payment by, or other financial obligation on the part of, WWE. The investment will be accounted for under the equity method of accounting. WWE’s equity interest in the net assets of Alpha at the transaction closing date on April 3, 2018 was insignificant. After Alpha’s formation, we recorded our proportionate share of Alpha’s reported net losses which exceeded the carrying amount of the investment and reduced the investment value to zero as of June 30, 2018. Subsequent losses after that date are not required or provided for, after which we will resume accounting for the investment under the equity method if Alpha subsequently has net income and our share of that net income exceeds the share of net losses we did not recognize during the period the equity method of accounting was suspended. In addition, WWE entered into a support services agreement to provide Alpha with certain administrative support services with such services billed to Alpha on a cost-plus margin basis. During the year ended December 31, 2018, the Company billed Alpha $1,305 for services rendered under the support services agreement. As of December 31, 2018, the Company had $474 of current receivables for amounts billed to Alpha under the support services agreement.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

17. Stockholders’ Equity

Class B Convertible Common Stock

Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the years ended December 31, 2018,  2017 and 2016, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.

Dividends

We declared and paid quarterly dividends of $0.12 per share, totaling $37,243,  $36,854, and $36,564 on all Class A and Class B shares for the years ended December 31, 2018,  2017 and 2016, respectively.

18. Stock-based Compensation

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

As of December 31, 2018, there were approximately 3.4 million shares available for future grants under the 2016 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs,  PSUs and PSU-TSRs.

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

The following tables summarize the RSU activity for the year ended December 31, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	477,792	$18.33
Granted	185,570	$37.03
Vested	(211,436)	$17.54
Forfeited	(46,704)	$24.93
Dividend equivalents	4,443	$24.10
Unvested at December 31, 2018	409,665	$26.52

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense	$4,680	$3,519	$2,407
Tax benefits realized	16,272	2,920	1,775
Weighted-average grant-date fair value of RSUs granted	6,872	6,054	3,825
Fair value of RSUs vested	3,709	2,490	1,580

As of December 31, 2018, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures, was $5,655 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.6 years.

Performance Stock Units

The Company grants PSUs to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically three and one-half years. Until the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions, and can range from 0% to 200% of the initial grant. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

The following tables summarize the PSU activity for the year ended December 31, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	2,053,931	$21.37
Granted	369,996	$74.69
Achievement adjustment	100,753	$33.84
Vested	(1,244,447)	$19.76
Forfeited	(177,199)	$43.36
Dividend equivalents	13,051	$23.33
Unvested at December 31, 2018	1,116,085	$39.98

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense	$29,608	$20,356	$15,361
Tax benefits realized	99,520	18,538	11,525
Weighted-average grant-date fair value of PSUs granted	27,635	16,833	17,604
Fair value of PSUs vested	24,591	15,301	9,763

During the year ended December 31, 2017 we granted 550,460 PSUs,  which were subject to performance conditions. During the first quarter of 2018,  it was determined that the performance conditions related to these PSUs were exceeded, which resulted in an achievement adjustment increase of 100,753 PSUs in 2018 relating to the initial 2017 PSU grant.

As of December 31, 2018, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was $35,212 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.6 years.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

During the first quarter of 2018, the Compensation Committee approved certain agreements to grant PSU-TSRs with a market condition where vesting is conditioned upon the total shareholder return performance of the Company’s stock relative to the performance of a peer group over five distinct performance periods from 2018 through 2024. The payout for each performance period can vest at between 50% and 175% of the target award based on the percentile ranking of WWE’s total shareholder return performance with vesting capped at 100% if WWE’s absolute total shareholder return is negative. The grant date fair value of the award was calculated using a Monte-Carlo simulation model which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and peer group companies using certain assumptions, including the stock price of WWE and those of the peer group, stock price volatility, the risk-free interest rate, correlation coefficients, and expected dividend yield. The grant date fair value of the award totaled $16,168 and is being amortized as compensation cost over the requisite service period using the graded vesting method from March 2018 through July 2024.

The following tables summarize the PSU-TSR activity for the year ended December 31, 2018:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2018	—	$—
Granted	340,971	$47.42
Unvested at December 31, 2018	340,971	$47.42

Year Ended December 31,
2018
Stock-based compensation expense	$3,035
Tax benefits realized	—
Weighted-average grant-date fair value of PSU-TSRs granted	16,168
Fair value of PSU-TSRs vested	—

As of December 31, 2018, total unrecognized stock-based compensation expense related to unvested PSU-TSRs, net of estimated forfeitures, was $13,133 before income taxes, and is expected to be recognized over a weighted-average period of approximately 4.0 years.

Employee Stock Purchase Plan

We provide a stock purchase plan for our employees. Under the plan, all eligible regular full-time employees may contribute up to 10% of their base compensation (subject to certain dollar limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to General and administrative expenses for the difference between the fair market value and the discounted price. During 2018,  2017 and 2016, employees purchased 65,255,  72,882 and 71,636 shares of our common stock which resulted in an expense of $1,981,  $276,  and $331, respectively. As of December 31, 2018, 1.5 million shares of the Company's common stock are available for issuance under the 2012 Employee Stock Purchase Plan.

19. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $2,570,  $2,341 and $2,028 for the years ended December 31, 2018,  2017 and 2016, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2018,  2017 or 2016.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

20. Segment Information

In the first quarter of 2018, the Company revised its reportable segments to better reflect the way the Company now manages its business, including resource allocation and assessment. Over the past several years, the Company has evolved its business model, with an increasing share of revenue coming from the monetization of the Company’s media content across digital and direct-to-consumer platforms. As the business model evolved, management’s analysis of its business segment results and the decisions on resource allocations to its business segments also changed. These changes necessitated a change in the Company’s segment reporting to align with management’s operational view. To reflect management’s revised perspective, as discussed in Note 1, Basis of Presentation and Business Description,  effective on January 1, 2018, the Company now classifies its operations into three reportable segments: Media, Live Events and Consumer Products. Segment information is prepared on the same basis that our chief operating decision maker manages the segments, evaluates financial results, and makes key operating decisions.

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

Beginning in the first quarter of 2018, the Company also changed its primary measure of segment performance from operating income before depreciation and amortization (“OIBDA”) to Adjusted OIBDA. The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes amortization expenses directly related to our revenue generating activities, including feature film and television production asset amortization, as well as the amortization of costs related to content delivery and technology assets utilized for our WWE Network. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources.  Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes. The Company revised its financial information and disclosures for prior periods to reflect the segment disclosures as if the current measure of segment performance, Adjusted OIBDA, had been in effect throughout the periods presented.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2018	2017	2016
Net revenues:
Media	$683,351	$535,570	$476,927
Live Events	144,203	151,705	144,358
Consumer Products	102,606	113,684	107,931
Total net revenues	$930,160	$800,959	$729,216

Depreciation and amortization:
Media	$11,863	$11,884	$11,433
Live Events	—	—	2
Consumer Products	—	—	—
Corporate	13,206	14,166	12,976
Total depreciation and amortization	$25,069	$26,050	$24,411

Adjusted OIBDA:
Media	$210,579	$141,625	$101,406
Live Events	20,543	27,115	26,822
Consumer Products	28,376	37,727	33,434
Corporate	(80,647)	(70,389)	(63,511)
Total Adjusted OIBDA	$178,851	$136,078	$98,151

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Year Ended December 31,
	2018	2017	2016
Total operating income	$114,478	$75,578	$55,641
Depreciation and amortization	25,069	26,050	24,411
Stock-based compensation	39,304	24,151	18,099
Other adjustments (1)	—	10,299	—
Total Adjusted OIBDA	$178,851	$136,078	$98,151

(1)

Other adjustments for the year ended December 31, 2017 include $5,586 of non-recurring legal matters and other contractual obligations, and $4,713 of certain impairment charges related to our feature films.

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year Ended December 31,
	2018	2017	2016
North America	$612,322	$599,697	$539,917
Europe/Middle East/Africa	237,196	125,639	122,728
Asia Pacific	69,064	61,568	54,699
Latin America	11,578	14,055	11,872
Total net revenues	$930,160	$800,959	$729,216

The Company's property and equipment was almost entirely located in the United States at December 31, 2018 and 2017. During the year ended December 31, 2018, there were two customers with revenues individually in excess of 10% of total consolidated net revenues. During the years ended December 31, 2017 and 2016, there was one customer with revenues individually in excess of 10% of total consolidated net revenues. These revenues are primarily reflected in our Media segment.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

21. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees that produce consumer products containing our intellectual property. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At December 31, 2018 our largest receivable balance from customers was 30% of our gross accounts receivable. At December 31, 2017, our largest receivable balance from customers was 16% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

22. Selected Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018	(1)	(1) (4)	(1) (2) (4)	(1) (2) (3) (4)
Net revenues	$187,721	$281,542	$188,391	$272,506
Operating expenses	$120,061	$198,891	$120,797	$169,433
Net income	$14,835	$9,945	$33,590	$41,218
Net income per common share: basic	$0.19	$0.13	$0.43	$0.55
2017
Net revenues	$188,444	$214,586	$186,325	$211,604
Operating expenses	$131,384	$158,034	$111,804	$137,303
Net income	$888	$5,085	$21,854	$4,813
Net income per common share: basic	$0.01	$0.07	$0.28	$0.06

(1)

Operating expenses for the first, second, third and fourth quarters of 2018 includes impairment charges of $925,  $563,  $1,325 and $2,052, respectively, related to certain of our feature films. Operating expenses for the first, second, third and fourth quarter of 2017 includes impairment charges of $2,078,  $1,084,  $759 and $1,551, respectively, related to certain of our feature films. See Note 8, Feature Film Production Assets, for further discussion.

(2)

Net income for the third and fourth quarters of 2018 includes a benefit of $11,702 and $464, respectively, related to television production incentives. Net income for the third and fourth quarters of 2017 includes a benefit of $10,645 and $615, respectively, related to television production incentives.

(3)

Net income for the fourth quarter of 2017 includes one-time charges of $10,878 associated with the remeasurement of our net deferred tax assets and $406 related to the transition tax on mandatory repatriation of undistributed foreign earnings arising from the enactment of the Tax Act. See Note 12, Income Taxes, for further discussion.

(4)

Net income for the second and fourth quarters of 2018 includes impairment charges of $3,000 and $773, respectively, related to our nonmarketable equity investments. Net income for the third quarter of 2018 includes a $2,181 investment gain related to a favorable observable price adjustment related to a nonmarketable equity investment. Net income for the fourth quarter of 2018 includes a $2,474 favorable mark-to-market adjustment on a marketable equity security. See Note 5, Investment Securities and Short-Term Investments, for further discussion.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Charges to
	Balance at	Expense/
	Beginning	Against	Deductions/	Balance at
Description	of Year	Revenues	Adjustments *	End of Year
For the Year Ended December 31, 2018
Allowance for doubtful accounts	$1,342	$(388)	$(303)	$651
Home video allowance for returns	1,662	129	(1,448)	343
Allowance for WWE Network refunds and chargebacks	30	230	(245)	15
For the Year Ended December 31, 2017
Allowance for doubtful accounts	$5,945	$537	$(5,140)	$1,342
Home video allowance for returns	2,273	6,890	(7,501)	1,662
Allowance for WWE Network refunds and chargebacks	40	353	(363)	30
For the Year Ended December 31, 2016
Allowance for doubtful accounts	$7,789	$(386)	$(1,458)	$5,945
Home video allowance for returns	2,442	7,294	(7,463)	2,273
Allowance for WWE Network refunds and chargebacks	80	402	(442)	40

*   Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of products,  as well as certain adjustments to the allowance account, including reserves for amounts due from customers that have not been recognized as revenue.