Form 10-Q
period 2019-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2019-04-25
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

At April 23, 2019, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 46,946,375 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenues	$182,448	$187,721
Operating expenses	135,450	120,061
Marketing and selling expenses	23,144	19,896
General and administrative expenses	24,293	19,675
Depreciation and amortization	6,420	6,339
Operating (loss) income	(6,859)	21,750
Interest expense	6,339	3,513
Other income, net	1,849	1,815
(Loss) income before income taxes	(11,349)	20,052
(Benefit from) provision for income taxes	(2,953)	5,217
Net (loss) income	$(8,396)	$14,835
(Loss) earnings per share: basic	$(0.11)	$0.19
(Loss) earnings per share: diluted	$(0.11)	$0.18
Weighted average common shares outstanding:
Basic	78,040	77,142
Diluted	78,040	82,453
Dividends declared per common share (Class A and B)	$0.12	$0.12

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net (loss) income	$(8,396)	$14,835
Other comprehensive income (loss):
Foreign currency translation adjustments	33	(205)
Unrealized holding gains (losses) on available-for-sale debt securities (net of tax expense (benefit) of $230 and $(188), respectively)	727	(595)
Total other comprehensive income (loss)	760	(800)
Comprehensive (loss) income	$(7,636)	$14,035

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,764	$167,457
Short-term investments, net	185,444	191,686
Accounts receivable (net of allowance for doubtful accounts and returns of $1,101 and $1,009, respectively)	54,983	78,925
Inventory, net	8,771	7,753
Prepaid expenses and other current assets	37,641	28,187
Total current assets	439,603	474,008
PROPERTY AND EQUIPMENT, NET	155,509	148,089
FINANCE LEASE RIGHT-OF-USE ASSETS, NET	14,624	—
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	20,426	—
FEATURE FILM PRODUCTION ASSETS, NET	12,948	13,558
TELEVISION PRODUCTION ASSETS, NET	3,967	7,473
INVESTMENT SECURITIES	30,193	30,196
DEFERRED INCOME TAX ASSETS, NET	17,918	17,138
OTHER ASSETS, NET	8,032	9,837
TOTAL ASSETS	$703,220	$700,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,148	$5,118
Finance lease liabilities	8,406	—
Operating lease liabilities	7,218	—
Convertible debt	184,448	183,090
Accounts payable and accrued expenses	78,501	120,158
Deferred income	60,867	49,173
Total current liabilities	344,588	357,539
LONG-TERM DEBT	24,398	25,696
FINANCE LEASE LIABILITIES	7,364	—
OPERATING LEASE LIABILITIES	13,113	—
OTHER NON-CURRENT LIABILITIES	588	827
Total liabilities	390,051	384,062
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($.01 par value; 180,000,000 shares authorized; 43,739,412 and 43,721,411 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	437	437
Class B convertible common stock: ($.01 par value; 60,000,000 shares authorized; 34,303,438 and 34,303,438 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	343	343
Additional paid-in capital	429,217	415,281
Accumulated other comprehensive income	2,262	1,502
Accumulated deficit	(119,090)	(101,326)
Total stockholders’ equity	313,169	316,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703,220	$700,299

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2019
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2018	43,721	$437	34,303	$343	$415,281	$1,502	$(101,326)	$316,237
Net loss	—	—	—	—	—	—	(8,396)	(8,396)
Other comprehensive income	—	—	—	—	—	760	—	760
Stock issuances, net	18	—	—	—	1,157	—	—	1,157
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(51)	—	—	(51)
Cash dividends declared	—	—	—	—	2	—	(9,368)	(9,366)
Stock-based compensation	—	—	—	—	12,828	—	—	12,828
Balance, March 31, 2019	43,739	$437	34,303	$343	$429,217	$2,262	$(119,090)	$313,169

	Three Months Ended March 31, 2018
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2017	42,498	$425	34,609	$346	$422,208	$2,371	$(172,391)	$252,959
Cumulative effect of adopting ASC 606	—	—	—	—	—	—	10,086	10,086
Net income	—	—	—	—	—	—	14,835	14,835
Other comprehensive income	—	—	—	—	—	(800)	—	(800)
Stock issuances, net	42	1	—	—	749	—	—	750
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(24)	—	—	(24)
Cash dividends declared	—	—	—	—	2	—	(9,260)	(9,258)
Stock-based compensation	—	—	—	—	7,073	—	—	7,073
Balance, March 31, 2018	42,540	$426	34,609	$346	$430,008	$1,571	$(156,730)	$275,621

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(8,396)	$14,835
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	631	2,211
Amortization of television production assets	8,321	3,149
Depreciation and amortization	8,003	7,916
Services provided in exchange for equity instruments	(760)	(767)
Other amortization	3,496	1,568
Stock-based compensation	12,828	7,073
(Benefit from) provision for deferred income taxes	(780)	2,043
Other non-cash adjustments	1,229	(41)
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	23,989	(2,472)
Inventory	(1,018)	(1,651)
Prepaid expenses and other assets	(9,425)	(12,000)
Feature film production assets	(21)	(370)
Television production assets	(4,815)	(4,472)
Accounts payable, accrued expenses and other liabilities	(38,757)	(25,089)
Deferred income	12,224	10,689
Net cash provided by operating activities	6,749	2,622
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(16,831)	(4,452)
Purchases of short-term investments	(13,398)	(39,103)
Proceeds from sales and maturities of short-term investments	20,478	18,498
Purchase of investment securities	(120)	—
Net cash used in investing activities	(9,871)	(25,057)
FINANCING ACTIVITIES:
Repayment of long-term debt	(1,268)	(1,150)
Repayment of finance leases	(2,043)	—
Dividends paid	(9,366)	(9,258)
Taxes paid related to net settlement upon vesting of equity awards	(51)	(24)
Proceeds from issuance of stock	1,157	750
Net cash used in financing activities	(11,571)	(9,682)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,693)	(32,117)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,457	137,700
CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,764	$105,583
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 13)	$10,325	$2,078

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

2. Significant Accounting Policies

Our significant accounting policies are detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2018.  Refer to Note 8,  Leases, for revisions made to our lease accounting policies resulting from our adoption of the new lease accounting standard starting in 2019.

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

Included within Operating expenses are the following:

	Three Months Ended
	March 31,
	2019	2018
Amortization and impairment of feature film assets	$631	$2,211
Amortization of television production assets	8,321	3,149
Amortization of WWE Network content delivery and technology assets	1,582	1,574
Amortization of right-of-use assets - finance leases of equipment	1,996	—
Total amortization and impairment included in operating expenses	$12,530	$6,934

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Recent Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials.” The amendments in this ASU align the accounting for production costs of an episodic television series with the accounting for production costs of films. In addition, the ASU modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements under the current film and broadcaster entertainment industry guidance. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020, with early adoption permitted. The new guidance will be applied on a prospective basis. The Company is currently in the process of evaluating the impact, if any, of this new guidance on its consolidated financial statements.

In November 2018, the FASB  issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020 for the Company, with early adoption permitted. The new guidance should be applied retrospectively to the date of initial application of the new revenue guidance in Topic 606 (January 1, 2018 for the Company). The Company does not expect the adoption of the amendments to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes existing guidance for lease accounting. This new standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases with the recognition of a right-of-use asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the right-of-use asset, and for operating leases, the lessee recognizes straight-line lease expense. The new lease accounting standard along with the clarifying amendments subsequently issued by the FASB, collectively became effective for the Company on January 1, 2019. The Company adopted the new lease accounting standard by applying the new lease guidance at the adoption date on January 1, 2019, and as allowed under the standard, elected not to restate comparative periods. There was no cumulative-effect adjustment recorded in connection with our adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. We did not elect the hindsight practical expedient to determine the lease term for existing leases. As of January 1, 2019, in connection with the adoption of the new lease accounting standard, the Company recorded a right-of-use lease asset totaling $39,266 with a corresponding lease liability totaling $40,458. Refer to Note 8, Leases, for further details on our adoption of the new standard.

3. Segment Information

The Company currently classifies its operations into three reportable segments: Media, Live Events and Consumer Products. Segment information is prepared on the same basis that our chief operating decision maker manages the segments, evaluates financial results, and makes key operating decisions.

Certain business support functions including sales and marketing, our international offices and talent development are allocated to the three reportable segments based primarily on a percentage of revenue contribution. The remaining unallocated corporate expenses largely relate to corporate functions such as finance, legal, human resources, facilities and information technology. The Company does not allocate these costs to its business segments, as they do not directly relate to revenue generating activities. These unallocated corporate expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown. Revenues from transactions between our operating segments are not material.

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes amortization expenses directly related to our revenue generating activities, including feature film and television production asset amortization, amortization of costs related to content delivery and technology assets utilized for our WWE Network, as well as amortization of right-of-use assets related to finance leases of live event production equipment. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources.  Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

We do not disclose assets by segment information. We do not provide assets by segment information to our chief operating decision maker, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended
	March 31,
	2019	2018
Net revenues:
Media	$135,447	$133,373
Live Events	26,239	30,770
Consumer Products	20,762	23,578
Total net revenues	$182,448	$187,721

Adjusted OIBDA:
Media	$28,500	$43,569
Live Events	794	3,605
Consumer Products	6,020	6,869
Corporate	(22,925)	(18,881)
Total Adjusted OIBDA	$12,389	$35,162

Reconciliation of Total Operating (Loss) Income to Total Adjusted OIBDA

	Three Months Ended
	March 31,
	2019	2018
Total operating (loss) income	$(6,859)	$21,750
Depreciation and amortization	6,420	6,339
Stock-based compensation	12,828	7,073
Other adjustments	—	—
Total Adjusted OIBDA	$12,389	$35,162

4. Revenues

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

Payment Terms

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2019	2018
Net revenues:
Media Segment:
Network (including pay-per-view)	$47,013	$46,752
Core content rights fees (1)	68,096	65,505
Advertising and sponsorships	10,873	12,232
Other (2)	9,465	8,884
Total Media Segment net revenues	135,447	133,373
Live Events Segment:
North American ticket sales	24,160	29,802
International ticket sales	193	—
Advertising and sponsorships	405	152
Other (3)	1,481	816
Total Live Events Segment net revenues	26,239	30,770
Consumer Products Segment:
Consumer product licensing	9,428	9,267
eCommerce	6,577	8,460
Venue merchandise	4,757	5,851
Total Consumer Products Segment net revenues	20,762	23,578
Total net revenues	$182,448	$187,721

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

Remaining Performance Obligations

As of March 31, 2019,  for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,284,215, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2019 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2019 through 2024. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2019 through 2028. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

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

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e. contract liabilities) as of March 31, 2019 and December 31, 2018 was $60,951 and $49,487, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

The net increase in the deferred revenue balance for the three months ended March 31, 2019 of $11,464 is primarily driven by licensing advances received, partially offset by revenue recognized during the period as a result of satisfying our performance obligations.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marking and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $1,541 and $1,886 at March 31, 2019 and December 31, 2018, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. During the three months ended March 31, 2019 and 2018, the amount of amortization was $345 and $320, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

5.  (Loss) Earnings Per Share

For purposes of calculating basic and diluted (loss) earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net (loss) income	$(8,396)	$14,835

Weighted average basic common shares outstanding	78,040	77,142
Dilutive effect of restricted and performance stock units (1)	—	1,969
Dilutive effect of convertible debt instruments (1)	—	3,338
Dilutive effect of employee share purchase plan (1)	—	4
Weighted average dilutive common shares outstanding	78,040	82,453

(Loss) earnings per share:
Basic	$(0.11)	$0.19
Diluted	$(0.11)	$0.18

Anti-dilutive shares (excluded from per-share calculations):
Shares issued under Convertible Notes and Warrants	11,429	N/A
Shares received on purchased call of convertible debt hedge	(6,072)	(2,524)
Outstanding restricted and performance stock units	1,798	699
(1)	Due to a net loss during the three months ended March 31, 2019, zero incremental shares are included because the effect would be antidilutive.

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

The denominator of our diluted earnings per share calculation includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator of our diluted earnings per share calculation includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share.  Due to a net loss during the three months ended March 31, 2019, there was no impact on diluted earnings per share as the effect would have been antidilutive. The dilution from the Convertible Notes had a  $0.01 impact on diluted earnings per share for the three months ended March 31,  2018. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs and the Company's qualified employee stock purchase plan, totaled $12,828 and $7,073 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table summarizes the RSU activity during the three months ended March 31, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	409,665	$26.52
Granted	82,653	$83.12
Vested	(1,583)	$16.74
Forfeited	(230)	$19.38
Dividend equivalents	674	$36.10
Unvested at March 31, 2019	491,179	$36.10

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

The following table summarizes the PSU activity during the three months ended March 31, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	1,116,085	$39.98
Granted	155,872	$86.78
Achievement adjustment	297,061	$83.51
Dividend equivalents	1,944	$51.08
Unvested at March 31, 2019	1,570,962	$54.62

During the year ended December 31, 2018, we granted 369,996 PSUs,  which were subject to performance conditions. During the first quarter of 2019,  it was determined that the performance conditions related to these PSUs were exceeded, which resulted in an achievement adjustment increase of 297,061 PSUs in 2019 relating to the initial 2018 PSU grant.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

In March 2018, the Compensation Committee approved certain agreements to grant PSUs with a market condition (“PSU-TSRs”) where vesting is conditioned upon the total shareholder return performance of the Company’s stock relative to the performance of a peer group over five distinct performance periods from 2018 through 2024. The payout for each performance period can vest at between 50% and 175% of the target award based on the percentile ranking of WWE’s total shareholder return performance with vesting capped at 100% if WWE’s absolute total shareholder return is negative. The grant date fair value of the award was calculated using a Monte-Carlo simulation model which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and peer group companies using certain assumptions, including the stock price of WWE and those of the peer group, stock price volatility, the risk-free interest rate, correlation coefficients, and expected dividend yield. The grant date fair value of the award totaled $16,168 and is being amortized as compensation cost over the requisite service period using the graded vesting method from March 2018 through July 2024.

The following table summarizes the PSU-TSR activity during the three months ended March 31, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	340,971	$47.42
Granted	—	$—
Vested	—	$—
Unvested at March 31, 2019	340,971	$47.42

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
Land, buildings and improvements	$142,328	$141,070
Equipment and projects in progress	141,712	129,367
Corporate aircraft	32,249	32,249
Vehicles	942	942
	317,231	303,628
Less: accumulated depreciation and amortization	(161,722)	(155,539)
Total	$155,509	$148,089

Depreciation expense for property and equipment totaled $6,173 and $6,101 for the three months ended March 31, 2019 and 2018, respectively.

8.  Leases

Lease Adoption on January 1, 2019

The Company adopted the new lease standard and applied the new rules starting on January 1, 2019 and elected not to restate prior periods as provided by the transition rules of the standard. Upon the adoption of the new lease standard on January 1, 2019, we recorded a right-of-use asset of $39,266 and a lease liability of $40,458. Included as a component of the adoption entry is the immaterial out-of-period correction of previously omitted capital leases embedded in our service agreements that were identified in our lease portfolio review. These leases were comprised of a right-of-use asset of $16,620 and a lease liability of $17,812, with the resulting difference of $1,192 recorded as expense in the period. Based on quantitative and qualitative considerations, we do not believe the omitted capital leases were material to our historical consolidated financial statements. As of March 31, 2019, net lease assets and lease liabilities were $35,050 and $36,101, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The Company’s lease portfolio currently consists of operating real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. Our real estate leases have remaining lease terms of approximately one to 10 years, some of which may include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have terms of approximately one to five years. Generally, no covenants are imposed by our lease agreements.

Practical Expedient Elections

The Company applied the “package” of transition practical expedients which allows for the Company as of the adoption date on January 1, 2019 to (i) not reassess whether any expired or existing contracts are or contain leases, (ii) to not reassess lease classification for any expired or existing leases, and (iii) to not reassess treatment of initial direct costs, if any, for any expired or existing leases. The Company did not elect the “hindsight” practical expedient which would have allowed the Company to use hindsight when determining the remaining lease term as of the adoption date on January 1, 2019.

Lease Accounting Policy

The Company determines if a contract contains a lease at the inception of the arrangement. The Company has elected the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The depreciable life of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease terms where we conclude at the inception of the lease that we are reasonably certain of exercising those renewal options. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. Operating and finance lease assets are included on our consolidated balance sheets in non-current assets as an operating or finance right-of-use asset. Operating and finance lease liabilities are included on our consolidated balance sheets in non-current liabilities for the portion that is due on a long-term basis and in current liabilities for portion that is due within 12 months of the financial statement date.

The right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using an appropriate discount rate. Since the implicit rate is not readily available for our leases, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use asset also may include any initial direct costs paid and is reduced by any lease incentives provided by the lessor. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term for our operating leases and for our finance leases, we record interest expense on the lease liability and straight-line amortization of the right-of-use asset over the lease term.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

Three Months Ended
March 31,
2019
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$1,996
Interest on lease liabilities	1,377
Operating lease costs	2,467
Other short-term and variable lease costs	536
Sublease income (1)	(16)
Total lease costs	$6,360

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$185
Operating cash flows from operating leases	$2,208
Finance cash flows from finance leases	$2,043
Right-of-use assets obtained in exchange for new finance lease liabilities	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted-average remaining lease term - finance leases	4.7 years
Weighted-average remaining lease term - operating leases	5.3 years
Weighted-average discount rate - finance leases	4.5%
Weighted-average discount rate - operating leases	4.6%
(1)	Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of March 31, 2019 were as follows:

	Operating	Finance
	Leases	Leases
2019	$6,319	$6,685
2020	5,718	8,096
2021	4,319	1,585
2022	1,548	48
2023	1,232	7
Thereafter	3,478	—
Total lease payment	22,614	16,421
Less: imputed interest	(2,283)	(651)
Total future minimum lease payments	$20,331	$15,770

Other Lease Related Information

On March 18, 2019, the Company entered into a lease with Stamford Washington Office LLC (the “Landlord”) under which the Company will lease approximately 415,266 rentable square feet in an office complex located in Stamford, Connecticut. The new location will allow the Company to bring together its operations, including its production studios and corporate offices at its new site.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

 The lease commencement date is expected to be no earlier than July 1, 2019. Upon lease commencement, the Company will construct interior tenant improvements with a move-in expected in early 2021. The Landlord will provide an allowance of up to $40,338 to be applied to the cost of the Company’s tenant improvements.

The lease provides the Company with an eighteen-month free rent period from the lease commencement date, followed by an initial base term of 15 years with base rental payments of $19,101 per year for the first five years, and increasing to $20,927 per year over the second five-year term, and $22,754 per year over the third five-year term. The lease includes five,  five-year renewal options, with the first three renewal options renewing at the lower of the then-escalated rent per the lease agreement or the fair market value rent, and the last two renewal options renewing at the fair market value rent. The lease is expected to be accounted for as a finance lease pursuant to the new lease accounting standard.

9. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
In release	$11,799	$12,430
Completed but not released	736	—
In production	—	707
In development	413	421
Total	$12,948	$13,558

Approximately 32% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 66% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production assets within five years as we receive revenues associated with television distribution of our licensed films. During the three months ended March 31, 2019 and 2018, we amortized $417 and $842, respectively, of feature film production assets.

During the three months ended March 31, 2019, one of our feature films,  Fighting With My Family, was released via theatrical distribution.

We currently have one film designated as “Completed but not released.”  We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three months ended March 31, 2019 and 2018, we expensed $16 and $444, respectively,  related to previously capitalized development costs related to abandoned projects.

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

We recorded impairment  charges of $198 and $925 related to our feature films during the three months ended March 31, 2019 and 2018, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

10. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
In release	$920	$1,308
Completed but not released	35	—
In production	3,012	6,165
Total	$3,967	$7,473

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

Amortization of television production assets consisted of the following:

	Three Months Ended
	March 31,
	2019	2018
WWE Network programming	$1,286	$231
Television programming	7,035	2,918
Total	$8,321	$3,149

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the three months ended March 31, 2019 and 2018, we did not record any impairments related to our television production assets.

11. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	March 31,	December 31,
	2019	2018
Equity method investments	$14,579	$14,508
Nonmarketable equity investments without readily determinable fair values	10,959	10,840
Marketable equity investments with readily determinable fair values	4,655	4,848
Total investment securities	$30,193	$30,196

Equity Method Investments

Our equity method investments relate primarily to our investment in Tapout. In March 2015, WWE and Authentic Brands Group (“ABG”) formed a joint venture to re-launch an apparel and lifestyle brand, Tapout. ABG agreed to contribute certain intangible assets for the Tapout brand, licensing contracts, systems, and other administrative functions to Tapout. The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG.  To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Other income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities.  The Company did not record any impairment charges related to our investment in Tapout during the three months ended March 31, 2019 and 2018.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Net equity method earnings from Tapout	$232	$379
Net dividends received from Tapout	(161)	(343)
Equity in earnings of affiliate, net of dividends received	$71	$36

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the three months ended March 31, 2019 and 2018, we recorded revenues of $760 and $767, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of March 31, 2019 was $2,230, and was included in Deferred Income.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $2,230 as of March 31, 2019. Creditors of Tapout do not have recourse against the general credit of the Company.

Nonmarketable Equity Investments Without Readily Determinable Fair Values

We evaluate our nonmarketable equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes.

The Company did not record any impairment charges on these investments during the three months ended March 31, 2019 and 2018. In addition, there were no observable price changes events that were completed during the three months ended March 31, 2019 and 2018.

Marketable Equity Investments With Readily Determinable Fair Values

As of March 31, 2019, our investment portfolio includes one investment in a marketable equity security of a publicly traded company. The Company accounts for the equity investment in the common stock of Phunware Inc. (“Phunware”), a software application developer, as a marketable equity investment with readily determinable fair values based on quoted prices on the NASDAQ. During the three months ended March 31, 2019, the Company recorded an unrealized holding loss of $194 based on the closing price of the investee company as of the last trading day of March 29, 2019, which is included as a component of Other income, net in the Consolidated Statements of Operations. As the underlying stock price of Phunware fluctuates, WWE is exposed to future earnings volatility to the extent WWE continues to hold this investment.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of March 31, 2019				As of December 31, 2018
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$45,110	$11	$(270)	$44,851	$62,847	$4	$(439)	$62,412
Corporate bonds	113,881	25	(378)	113,528	100,543	—	(1,037)	99,506
Municipal bonds	7,834	—	(17)	7,817	7,900	—	(41)	7,859
Government agency bonds	19,332	—	(84)	19,248	22,066	—	(157)	21,909
Total	$186,157	$36	$(749)	$185,444	$193,356	$4	$(1,674)	$191,686

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

As of March 31, 2019, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 2 years
Corporate bonds	1 month - 4 years
Municipal bonds	2 months - 9 months
Government agency bonds	2 months - 3 years

During the three months ended March 31, 2019 and 2018, we recognized $1,450 and $1,058, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income, net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended
	March 31,
	2019	2018
Proceeds from sales and maturities of short-term investments	$20,478	$18,498
Purchases of short-term investments	$13,398	$39,103

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

The fair value measurements of our equity investments without readily determinable fair value are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value.  Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these assets and there were no observable pricing events during the three months ended March 31, 2019 and 2018.

The Company's long-lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment and television production assets during the three months ended March 31, 2019 and 2018. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the three months ended March 31, 2019 and 2018, the Company recorded impairment charges of $198 and $925 on feature film production assets based upon fair value measurements of $0 and $899, respectively. See Note 9,  Feature Film Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

would seek for bearing the risk associated with such assets. The Company utilizes an independent third-party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At March 31, 2019, the face amount of the mortgage loan and promissory note approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of March 31, 2019 and December 31, 2018, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$195,466	$188,564	$189,323	$187,371
(1)	The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
Trade related	$11,186	$12,198
Staff related	7,670	10,255
Management incentive compensation	6,525	37,103
Talent related	4,975	8,799
Accrued WWE Network related expenses	3,345	2,054
Accrued event and television production	6,902	13,881
Accrued legal and professional	8,413	4,906
Accrued purchases of property and equipment	10,325	13,464
Accrued film liability	2,864	2,774
Accrued other	16,296	14,724
Total	$78,501	$120,158

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities. The decrease in accrued expenses is primarily due to the payout of the Company’s fiscal 2018 bonus.

14. Convertible Debt

In December 2016 and January 2017, we issued $215,000 aggregate principal amount of 3.375% convertible senior notes due 2023  (the “Convertible Notes”). The Convertible Notes are due December 15, 2023, unless earlier repurchased by us or converted. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017.

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

Pursuance to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018,  and holders of the Convertible Notes have the right to convert their notes at any time through at least June 30, 2019. As of March 31, 2019,  since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of March 31, 2019, no actual conversions have occurred to date. See Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

The Convertible Notes consisted of the following components:

	As of
	March 31,	December 31,
	2019	2018
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(26,436)	(27,629)
Less: Unamortized debt issuance costs	(4,116)	(4,281)
Net carrying amount	$184,448	$183,090

Equity component (1)	$35,547	$35,547
(1)	Recorded in the Consolidated Balance Sheets within additional paid-in capital.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended
	March 31,
	2019	2018
3.375% contractual coupon	$1,814	$1,814
Amortization of debt discount	1,193	1,119
Amortization of debt issuance costs	165	148
Additional interest on Convertible Notes (1)	1,370	—
Interest expense	$4,542	$3,081
(1)

During the three months ended March 31, 2019, additional nonrecurring interest expense was incurred pursuant to the notes’ indenture related to the removal of the restrictive legend and assignment of the unrestricted CUSIP on the Convertible Notes.

Convertible Note Hedge

In connection with the pricing of the Convertible Notes in December 2016 and January 2017, we entered into convertible note hedge transactions with respect to our Class A common stock (the “Note Hedge”). The Note Hedge transactions cover approximately 8.63 million shares of our Class A common stock and are exercisable upon conversion of the Convertible Notes. The Note Hedge will expire on December 15, 2023, unless earlier terminated. The Note Hedge transactions have been accounted for as part of additional paid-in capital.

Warrant Transactions

In connection with entering into the Note Hedge transactions described above, we also concurrently entered into separate warrant transactions (the “Warrants”), to sell warrants to acquire approximately 8.63 million shares of our Class A common stock in connection with the Note Hedge transactions  at an initial strike price of approximately $31.89 per share, which represents a premium of approximately 60.0% over the last reported sale price of our Class A common stock of $19.93 on December 12, 2016 (initial issuance date of the Convertible Notes). The Warrants transactions have been accounted for as part of additional paid-in capital.

15.  Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	March 31,	December 31,
	2019	2018
Current portion of long-term debt:
Aircraft financing	$4,766	$4,740
Mortgage	382	378
Total current portion of long-term debt	$5,148	$5,118

Long-term debt:
Aircraft financing	$2,017	$3,218
Mortgage	22,381	22,478
Total long-term debt	$24,398	$25,696

Total	$29,546	$30,814

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

Credit Facility

Revolving Credit Facility

In December 2016, in connection with the issuance of the Convertible Notes, as defined below, the Company entered into an amended and restated $100,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of July 29, 2021.  Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of March 31, 2019, the LIBOR-based rate plus margin was 4.10%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.30% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of March 31, 2019, the Company was in compliance with the Revolving Credit Facility and had available debt capacity under the terms of the Revolving Credit Facility of $100,000. As of March 31, 2019 and December 31, 2018, there were no amounts outstanding under the Revolving Credit Facility.

16. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees.  We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At March 31, 2019, our largest receivable balance from customers was 23% of our gross accounts receivable. At December 31, 2018,  our largest receivable balance from customers was 30% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

17. Income Taxes

As of March 31, 2019 and December 31, 2018, we had $17,918 and $17,138, respectively, of deferred tax assets, net, included in our Consolidated Balance Sheets.

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

We recorded $279 and $15 of feature film production incentives during the three months ended March 31, 2019 and 2018, respectively.

19. Commitments and Contingencies

Refer to Note 8, Leases, for a description of the Company’s new global headquarters lease.

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint.  The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. The Company does not know if the Laurinaitis Plaintiffs and Windham Defendants submitted the affidavits required under the Court’s September 29, 2017 order. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings fail to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs have attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that will determine the merits of the appeals and directing the plaintiffs-appellants to file a scheduling notification letter indicating the date on which they will file their opening briefs.  The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

20.  Related Party Transactions

In April 2018, the Company entered into transactions with Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, granting Alpha rights to launch a professional football league under the name “XFL”. Alpha has announced that it expects that this launch will occur in early 2020. Under these agreements, WWE received, among other things, an equity interest in Alpha without payment by, or other financial obligation on the part of, WWE. The investment will be accounted for under the equity method of accounting. WWE’s equity interest in the net assets of Alpha at the transaction closing date on April 3, 2018 was insignificant. After Alpha’s formation, we recorded our proportionate share of Alpha’s reported net losses which exceeded the carrying amount of the investment and reduced the investment value to zero as of June 30, 2018. Subsequent losses after that date are not required or provided for, after which we will resume accounting for the investment under the equity method if Alpha subsequently has net income and our share of that net income exceeds the share of net losses we did not recognize during the period the equity method of accounting was suspended. In addition, WWE entered into a support services agreement to provide Alpha with certain administrative support services with such services billed to Alpha on a cost-plus margin basis. During the three months ended March 31, 2019, the Company billed Alpha $1,317 for services rendered under the support services agreement. As of March 31, 2019, the Company had $1,037 of current receivables for amounts billed to Alpha under the support services agreement.

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

Results of Operation

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes amortization expenses directly related to our revenue generating activities, including feature film and television production asset amortization, amortization of costs related to content delivery and technology assets utilized for our WWE Network, as well as amortization of right-of-use assets related to finance leases of live event production equipment. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources.  Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

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

Certain business support functions including sales and marketing, our international offices and talent development are allocated to the three reportable segments based primarily on a percentage of revenue contribution. The remaining unallocated corporate expenses largely relate to corporate functions such as finance, legal, human resources, facilities and information technology. The Company does not allocate these costs to its business segments, as they do not directly relate to revenue generating activities. These unallocated corporate expenses will be shown, as applicable, as a reconciling item in tables where segment and consolidated results are both shown.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
Net revenues
Media	$135.4	$133.4	1%
Live Events	26.2	30.8	(15)%
Consumer Products	20.8	23.5	(11)%
Total net revenues (1)	182.4	187.7	(3)%
Operating expenses
Media	98.5	79.9	23%
Live Events	22.6	24.2	(7)%
Consumer Products	14.3	15.9	(10)%
Total operating expenses (2)	135.4	120.0	13%
Marketing and selling expenses
Media	17.8	14.5	23%
Live Events	3.8	3.7	3%
Consumer Products	1.5	1.7	(12)%
Total marketing and selling expenses (3)	23.1	19.9	16%
General and administrative expenses (4)	24.3	19.7	23%
Depreciation and amortization	6.4	6.3	2%
Operating (loss) income	(6.8)	21.8	(131)%
Interest expense	6.3	3.5	80%
Other income, net	1.8	1.8	—%
(Loss) income before income taxes	(11.3)	20.1	(156)%
(Benefit from) provision for income taxes	(2.9)	5.3	(155)%
Net (loss) income	$(8.4)	$14.8	(157)%
(1)

Our consolidated net revenues decreased by $5.3 million, or 3%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by a decline of $5.7 million in Live Events revenue due to the staging of nine fewer North America events and lower average attendance. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)

Our consolidated operating expenses increased by $15.4 million, or 13%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $7.8 million of higher costs associated with business support functions. In the current year quarter, we incurred $5.2 million of incremental production related costs driven by the timing of our reality-based television series and content on WWE Network. The increase was also driven by higher stock compensation costs driven by an increase in the Company’s stock price. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)

Our consolidated marketing and selling expenses increased by $3.2 million, or 16%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by higher stock compensation costs in the current year quarter driven by an increase in the Company’s stock price, coupled with $1.0 million of higher costs associated with business support functions. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)

Our consolidated general and administrative expenses increased by $4.6 million, or 23%, in the current year quarter as compared to the prior year quarter. The increase was primarily driven by additional staff related costs,  coupled with higher recruitment and professional costs incurred to support the Company’s strategic initiatives.

	Three Months Ended
	March 31,
	2019		2018
Reconciliation of Operating (Loss) Income to Adjusted OIBDA		% of Rev		% of Rev
Operating (loss) income	$(6.8)	(4)%	$21.8	12%
Depreciation and amortization	6.4	4%	6.3	3%
Stock-based compensation	12.8	7%	7.1	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$12.4	7%	$35.2	19%

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
Adjusted OIBDA
Media	$28.5	$43.6	(35)%
Live Events	0.8	3.6	(78)%
Consumer Products	6.0	6.9	(13)%
Corporate	(22.9)	(18.9)	(21)%
Total Adjusted OIBDA	$12.4	$35.2	(65)%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
Net Revenues
Network (including pay-per-view)	$47.0	$46.8	0%
Core content rights fees (1)	68.1	65.5	4%
Advertising and sponsorship	10.9	12.2	(11)%
Other (2)	9.4	8.9	6%
Total net revenues	$135.4	$133.4	1%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,596,900	1,623,800	(2)%
Domestic	1,171,500	1,190,200	(2)%
International (3)	425,400	433,600	(2)%
Number of average paid WWE Network subscribers	1,584,100	1,558,100	2%
Domestic	1,156,900	1,135,800	2%
International (3)	427,200	422,300	1%
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

(3)	Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Three Months Ended
	March 31,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$16.3	12%	$35.9	27%
Depreciation and amortization	2.8	2%	3.0	2%
Stock-based compensation	9.4	7%	4.7	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$28.5	21%	$43.6	33%

Media net revenues increased by $2.0 million, or 1%, in the current quarter as compared to the prior year quarter. Core content rights fees increased by $2.6 million, or 4%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown Live. Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, increased slightly,  primarily due to an increase in average paid subscribers. During the quarter ended March 31, 2019, WWE Network had an average of 1,584,100 paid subscribers, compared to an average of 1,558,100 subscribers in the prior year quarter. The subscription pricing of WWE Network at March 31, 2019 is $9.99 per month with no minimum commitment. These increases were partially offset by a decline in advertising and sponsorship revenues of $1.3 million, or 11%, across our Media segment platforms, primarily driven by lower sales of YouTube advertising.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was driven by increased costs of $9.3 million associated with business support functions, coupled with $1.2 million of additional pay-per-view staging costs primarily related to hosting our annual Royal Rumble event in a baseball stadium for the first time. During the current year quarter, we also incurred $1.1 million of higher programming expenses driven by the timing of our WWE Network content.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
Net Revenues
North American ticket sales	$24.1	$29.8	(19)%
International ticket sales	0.2	—	100%
Advertising and sponsorship	0.4	0.2	100%
Other (1)	1.5	0.8	88%
Total net revenues	$26.2	$30.8	(15)%

Operating Metrics (2)
Total live event attendance	428,600	536,100	(20)%
Number of North American events	90	99	(9)%
Average North American attendance	4,800	5,400	(11)%
Average North American ticket price (dollars)	$52.38	$52.88	(1)%
Number of international events	—	—	—%
Average international attendance	—	—	—%
Average international ticket price (dollars)	$—	$—	—%
(1)

Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)

Metrics exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 51 NXT events with paid attendance of 36,200 and average ticket prices of $35.11 in the current year quarter as compared to 51 events with paid attendance of 34,100 and average ticket prices of $39.96 in the prior year quarter.

	Three Months Ended
	March 31,
	2019		2018
Reconciliation of Operating (Loss) Income to Adjusted OIBDA		% of Rev		% of Rev
Operating (loss) income	$(0.2)	(1)%	$2.9	9%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.0	4%	0.7	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$0.8	3%	$3.6	12%

Live Events net revenues, which include revenues from ticket sales and travel packages, decreased by $4.6 million, or 15%, in the current year quarter as compared to the prior year quarter. Revenues from our North American ticket sales decreased by $5.7 million, or 19%, as the impact of nine fewer events was coupled with a 11% decline in average attendance. This decrease was partially offset by an increase in other revenues of $0.7 million, primarily driven by additional revenues from travel packages for our live events.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by the impact of reduced revenues without a corresponding reduction in fixed costs.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
Net Revenues
Consumer product licensing	$9.4	$9.3	1%
eCommerce	6.6	8.4	(21)%
Venue merchandise	4.8	5.8	(17)%
Total net revenues	$20.8	$23.5	(11)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$46.50	$45.99	1%
Number of eCommerce orders	141,200	182,600	(23)%
Venue merchandise domestic per capita spending (dollars)	$9.51	$10.40	(9)%

	Three Months Ended
	March 31,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$5.0	24%	$6.0	26%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.0	5%	0.9	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$6.0	29%	$6.9	29%

Consumer Products net revenues decreased by $2.7 million, or 11%, in the current year quarter as compared to the prior year quarter. eCommerce revenues decreased by $1.8 million, or 21%, primarily due to a 23% decline in the volume of online merchandise orders, which was impacted, in part, by several Superstar absences  during the current year quarter. Venue merchandise revenues decreased by $1.0 million, or 17%, as a decline in average attendance was coupled with a 9% decline in per capita merchandise spend.

Consumer Products Adjusted OIBDA as a percentage of revenues remained flat in the current year quarter as compared to the prior year quarter.

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

	Three Months Ended
	March 31,
	2019		2018
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$(27.9)	(15)%	$(23.0)	(12)%
Depreciation and amortization	3.6	2%	3.3	2%
Stock-based compensation	1.4	1%	0.8	0%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(22.9)	(13)%	$(18.9)	(10)%

Corporate Adjusted OIBDA decreased $4.0 million in the current year quarter as compared to the prior year quarter. This decrease was partially driven by higher staff related costs, coupled with higher recruitment and professional fees incurred to support the Company’s strategic initiatives.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
Depreciation and amortization	$6.4	$6.3	2%

Depreciation and amortization expense remained flat in the current year quarter as compared to the prior year quarter.

Interest Expense

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
Interest expense	$6.3	$3.5	80%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, finance leases, assumed mortgage and aircraft financing. During the current year quarter, the Company incurred additional nonrecurring interest expense of $1.4 million under the notes’ indenture related to the removal of the restrictive legend and assignment of the unrestricted CUSIP on the Convertible Notes. Additionally, during the current year quarter the Company recorded a one-time expense of $1.2 million associated with immaterial finance leases identified as part of our lease accounting adoption on January 1, 2019.

Other Income, Net

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
Other income, net	$1.8	$1.8	—%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. Other income, net remained flat in the current year quarter as compared to the prior year quarter, as a $0.7 million increase in interest income was offset by $0.4 million of realized translation losses and the recognition of a loss of $0.2 million resulting from a valuation adjustment in our marketable equity investment in Phunware.

Due to our marketable equity investment in Phunware, we are exposed to future earnings volatility as the price of Phunware’s stock fluctuates and we recognize the associated unrealized holding gains and losses through Other income, net.

Income Taxes

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
(Benefit from) provision for income taxes	$(2.9)	$5.3	(155)%
Effective tax rate	26%	26%

The effective tax rate remained flat in the current year quarter as compared to the prior year quarter.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $338.2 million and $359.1 million as of March 31, 2019 and December 31, 2018, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds.  Our debt balance totaled $214.0 million and $213.9 million as of March 31, 2019 and December 31, 2018, respectively, and includes the carrying value of $184.4 million and $183.1 million related to our convertible senior notes due 2023 as of March 31, 2019 and December 31, 2018, respectively.

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

On February 7, 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded from one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time. We did not repurchase any shares of common stock during the three months ended March 31, 2019.

As it relates to our Convertible Notes, which pursuant to the terms are currently convertible, we believe that if note holders elected to convert their notes within the next twelve months, the Company has sufficient means to settle the Convertible Notes using any combination of existing cash and cash equivalents and investment balances, cash generated from operations or through the issuance of shares.

Debt Summary and Borrowing Capacity

The Company has $215.0 million aggregate principal amount of 3.375% convertible senior notes (the "Convertible Notes") due December 15, 2023. See Note 14, Convertible Debt, in the Notes to Consolidated Financial Statements for further information.

The Company has an amended and restated $100.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of July 29, 2021. As of March 31, 2019, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $100.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property.  Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of March 31, 2019 and December 31, 2018, the amounts outstanding of the mortgage were $22.8 million and $22.9 million, respectively.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft.

As of March 31, 2019 and December 31, 2018, the amounts outstanding under the Aircraft Note were $6.8 million and $8.0 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $6.7 million in the three months ended March 31, 2019,  as compared to $2.6 million for the corresponding period in the prior year. The $4.1 million increase in the current year period was primarily driven by the timing of collections associated with our accounts receivable and the impact of non-cash items, including stock-based compensation expense. These increases more than offset the increased payout of management incentive compensation and lower operating performance during the current year quarter.

In the current year quarter,  we did not make any investments on feature film production activities, as compared to $0.4 million in the prior year quarter.  We did not receive any incentives related to feature film production in the current year quarter, as compared to $0.6 million received in the prior year quarter.  We anticipate spending approximately $5 million on feature film production activities during the remainder of the current year.

In the current year quarter, we did not receive any non-film related incentives associated with television production activities, as compared to $0.6 million received in the prior year quarter.  We anticipate receiving approximately $10 million to $15 million of non-film related incentives during the remainder of the year.

In the current year quarter, we spent $4.8 million to produce non-live event programming for television, including Total Bellas Season 4 and Miz & Mrs., and various programs for WWE Network, as compared to $4.5 million in the prior year quarter.  We anticipate spending approximately $20 million to $30 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees.  At March 31, 2019, our largest receivable balance from customers was 23% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $9.9 million in the three months ended March 31, 2019,  as compared to $25.0 million in the prior year quarter.  During the current year quarter, we purchased $13.4 million of short-term investments and received proceeds from the maturities of our investments of $20.5 million, as compared to purchases of $39.1 million and proceeds of $18.5 million in the prior year quarter.  Capital expenditures increased $12.4 million in the current year quarter to support the Company’s facilities and technology related strategic initiatives. Capital expenditures for the remainder of the current year are estimated to range between $60 million and $70 million.

Cash Flows from Financing Activities

Cash used in financing activities was $11.6 million for the three months ended March 31, 2019, as compared to $9.7 million for the prior year quarter. The Company made dividend payments of $9.4 million and $9.3 million during the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company made repayments of $2.0 million during the current year period against our finance lease obligations.

Based on the current stock price, the Company expects to pay between  $40 million and $50 million during the third quarter of 2019 as a result of directly withholding shares for tax-withholding purposes associated with the vesting of employee equity awards, as compared to $50.7 million during the prior year.

Contractual Obligations

Other than the changes related to the adoption of the new lease accounting standard as described in Note 8 and the contractual obligations associated with our new global headquarters lease agreement as described in Note 19 to the Consolidated Financial Statements, there have been no other significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2018.

Application of Critical Accounting Policies

Refer to Note 8 to the Consolidated Financial Statements for updates to our lease accounting policies. There have been no significant changes to our critical accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2018 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

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

There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10‑K for our fiscal year ended December 31, 2018.

Item  4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented the new lease accounting standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 842,  Leases. Although the new lease standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to lease accounting and the control activities within them. These included the development of new policies, training, ongoing contract review requirements, and gathering of information provided for the disclosures required in our SEC interim and annual filings. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015.  The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015.  On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015.  On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint.  Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring.  The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert

Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss.  On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016.  On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint.  The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. The Company does not know if the Laurinaitis Plaintiffs and Windham Defendants submitted the affidavits required under the Court’s September 29, 2017 order. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings fail to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs have attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that will determine the merits of the appeals and directing the plaintiffs-appellants to file a scheduling notification letter indicating the date on which they will file their opening briefs.  The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims. By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A.  Risk Factors

We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 7, 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. We did not repurchase any shares of common stock during the three months ended March 31, 2019. As of March 31, 2019, $500.0 million of common stock may be repurchased under the stock repurchase program. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time.

Item  6.  Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.29	Agreement of Lease, dated March 7, 2019, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (filed herewith).
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	April 25, 2019	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Co-President
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)