Form 10-Q
period 2019-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2019-07-25
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-16131

Commission Company Name: WORLD WRESTLING ENTERTAINMENTINC

WORLD WRESTLING ENTERTAINMENT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-2693383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1241 East Main Street

Stamford, CT 06902

(203) 352-8600

(Address, including zip code, and telephone number, including area code,

of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	WWE	New York Stock Exchange

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

At July 23, 2019, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 47,561,262 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues	$268,809	$281,542	$451,257	$469,263
Operating expenses	197,363	198,891	332,813	318,952
Marketing and selling expenses	24,876	29,697	48,020	49,593
General and administrative expenses	23,622	24,925	47,915	44,600
Depreciation and amortization	5,838	6,815	12,258	13,154
Operating income	17,110	21,214	10,251	42,964
Interest expense	4,009	4,734	10,348	8,247
Other income (expense), net	781	(1,976)	2,630	(161)
Income before income taxes	13,882	14,504	2,533	34,556
Provision for income taxes	3,468	4,559	515	9,776
Net income	$10,414	$9,945	$2,018	$24,780
Earnings per share: basic	$0.13	$0.13	$0.03	$0.32
Earnings per share: diluted	$0.11	$0.11	$0.02	$0.29
Weighted average common shares outstanding:
Basic	78,047	77,158	78,044	77,150
Diluted	91,100	87,100	91,107	85,227
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$10,414	$9,945	$2,018	$24,780
Other comprehensive income (loss):
Foreign currency translation adjustments	(110)	(159)	(77)	(364)
Unrealized holding gains (losses) on available-for-sale debt securities (net of tax expense (benefit) of $128 and $(13), and $358 and $(201), respectively)	407	(43)	1,134	(638)
Total other comprehensive income (loss)	297	(202)	1,057	(1,002)
Comprehensive income	$10,711	$9,743	$3,075	$23,778

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,237	$167,457
Short-term investments, net	197,814	191,686
Accounts receivable (net of allowance for doubtful accounts and returns of $1,082 and $1,009, respectively)	132,052	78,925
Inventory, net	7,611	7,753
Prepaid expenses and other current assets	26,350	28,187
Total current assets	462,064	474,008
PROPERTY AND EQUIPMENT, NET	173,193	148,089
FINANCE LEASE RIGHT-OF-USE ASSETS, NET	12,629	—
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	21,345	—
FEATURE FILM PRODUCTION ASSETS, NET	15,339	13,558
TELEVISION PRODUCTION ASSETS, NET	6,836	7,473
INVESTMENT SECURITIES	28,564	30,196
DEFERRED INCOME TAX ASSETS, NET	16,633	17,138
OTHER ASSETS, NET	6,280	9,837
TOTAL ASSETS	$742,883	$700,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,179	$5,118
Finance lease liabilities	8,494	—
Operating lease liabilities	6,937	—
Convertible debt	185,830	183,090
Accounts payable and accrued expenses	112,230	120,158
Deferred income	55,463	49,173
Total current liabilities	374,133	357,539
LONG-TERM DEBT	23,097	25,696
FINANCE LEASE LIABILITIES	5,210	—
OPERATING LEASE LIABILITIES	14,566	—
OTHER NON-CURRENT LIABILITIES	591	827
Total liabilities	417,597	384,062
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 46,937,834 and 43,721,411 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	469	437
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 34,303,438 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	311	343
Additional paid-in capital	440,796	415,281
Accumulated other comprehensive income	2,559	1,502
Accumulated deficit	(118,849)	(101,326)
Total stockholders’ equity	325,286	316,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$742,883	$700,299

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2019
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, March 31, 2019	43,739	$437	34,303	$343	$429,217	$2,262	$(119,090)	$313,169
Net income	—	—	—	—	—	—	10,414	10,414
Other comprehensive income	—	—	—	—	—	297	—	297
Repurchase and retirement of common stock	(12)	—	—	—	(122)	—	(799)	(921)
Stock issuances, net	7	—	—	—	220	—	—	220
Conversion of Class B common stock by shareholder	3,204	32	(3,204)	(32)	—	—	—	—
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(191)	—	—	(191)
Cash dividends declared	—	—	—	—	8	—	(9,374)	(9,366)
Stock-based compensation	—	—	—	—	11,664	—	—	11,664
Balance, June 30, 2019	46,938	$469	31,099	$311	$440,796	$2,559	$(118,849)	$325,286

	Six Months Ended June 30, 2019
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2018	43,721	$437	34,303	$343	$415,281	$1,502	$(101,326)	$316,237
Net income	—	—	—	—	—	—	2,018	2,018
Other comprehensive income	—	—	—	—	—	1,057	—	1,057
Repurchase and retirement of common stock	(12)	—	—	—	(122)	—	(799)	(921)
Stock issuances, net	25	—	—	—	1,377	—	—	1,377
Conversion of Class B common stock by shareholder	3,204	32	(3,204)	(32)	—	—	—	—
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(242)	—	—	(242)
Cash dividends declared	—	—	—	—	10	—	(18,742)	(18,732)
Stock-based compensation	—	—	—	—	24,492	—	—	24,492
Balance, June 30, 2019	46,938	$469	31,099	$311	$440,796	$2,559	$(118,849)	$325,286

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2018
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, March 31, 2018	42,540	$426	34,609	$346	$430,008	$1,571	$(156,730)	$275,621
Net income	—	—	—	—	—	—	9,945	9,945
Other comprehensive loss	—	—	—	—	—	(202)	—	(202)
Stock issuances, net	10	—	—	—	140	—	—	140
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(107)	—	—	(107)
Cash dividends declared	—	—	—	—	9	—	(9,268)	(9,259)
Stock-based compensation	—	—	—	—	15,459	—	—	15,459
Other	—	—	—	—	1,262	—	—	1,262
Balance, June 30, 2018	42,550	$426	34,609	$346	$446,771	$1,369	$(156,053)	$292,859

	Six Months Ended June 30, 2018
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2017	42,498	$425	34,609	$346	$422,208	$2,371	$(172,391)	$252,959
Cumulative effect of adopting ASC 606	—	—	—	—	—	—	10,086	10,086
Net income	—	—	—	—	—	—	24,780	24,780
Other comprehensive loss	—	—	—	—	—	(1,002)	—	(1,002)
Stock issuances, net	52	1	—	—	889	—	—	890
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(131)	—	—	(131)
Cash dividends declared	—	—	—	—	11	—	(18,528)	(18,517)
Stock-based compensation	—	—	—	—	22,532	—	—	22,532
Other	—	—	—	—	1,262	—	—	1,262
Balance, June 30, 2018	42,550	$426	34,609	$346	$446,771	$1,369	$(156,053)	$292,859

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$2,018	$24,780
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and impairments of feature film production assets	1,773	3,525
Amortization of television production assets	12,889	12,818
Depreciation and amortization	16,022	16,615
Loss on equity investments, net	2,640	3,000
Services provided in exchange for equity instruments	(1,081)	(1,656)
Other amortization	6,956	3,111
Stock-based compensation	24,492	22,532
Provision for (benefit from) deferred income taxes	505	(124)
Other non-cash adjustments	1,466	2,145
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(53,274)	(7,167)
Inventory	142	(260)
Prepaid expenses and other assets	1,781	(5,253)
Feature film production assets	(3,476)	(620)
Television production assets	(12,252)	(14,416)
Accounts payable, accrued expenses and other liabilities	(8,588)	6,371
Deferred income	7,141	11,350
Net cash (used in) provided by operating activities	(846)	76,751
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(36,733)	(12,220)
Purchases of short-term investments	(63,647)	(64,544)
Proceeds from sales and maturities of short-term investments	58,848	36,173
Purchase of investment securities	(1,006)	—
Other	—	1,000
Net cash used in investing activities	(42,538)	(39,591)
FINANCING ACTIVITIES:
Repayment of long-term debt	(2,538)	(2,306)
Repayment of finance leases	(4,109)	—
Dividends paid	(18,732)	(18,517)
Debt issuance costs	(672)	—
Taxes paid related to net settlement upon vesting of equity awards	(242)	(131)
Proceeds from issuance of stock	1,378	890
Repurchase and retirement of common stock	(921)	—
Net cash used in financing activities	(25,836)	(20,064)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(69,220)	17,096
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,457	137,700
CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,237	$154,796
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 13)	$13,760	$3,636

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

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

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

Included within Operating expenses are the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization and impairment of feature film assets	$1,142	$1,314	$1,773	$3,525
Amortization of television production assets	4,568	9,669	12,889	12,818
Amortization of WWE Network content delivery and technology assets	2,182	1,884	3,764	3,458
Amortization of right-of-use assets - finance leases of equipment	1,996	—	3,992	—
Total amortization and impairment included in operating expenses	$9,888	$12,867	$22,418	$19,801

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above. The amortization expense associated with the right-of-use assets in the above table pertain predominantly to equipment utilized to produce and distribute our live events and are therefore included in operating expenses.

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

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes amortization expenses directly related to our revenue generating activities, including feature film and television production asset amortization, amortization of costs related to content delivery and technology assets utilized for our WWE Network, as well as amortization of right-of-use assets related to finance leases of equipment used to produce and broadcast our live events. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

We do not disclose assets by segment information. We do not provide assets by segment information to our chief operating decision maker, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues:
Media	$196,901	$202,635	$332,348	$336,008
Live Events	48,731	52,315	74,970	83,085
Consumer Products	23,177	26,592	43,939	50,170
Total net revenues	$268,809	$281,542	$451,257	$469,263

Adjusted OIBDA:
Media	$37,501	$44,569	$66,001	$88,138
Live Events	13,336	14,733	14,130	18,338
Consumer Products	6,216	6,877	12,236	13,746
Corporate	(22,441)	(22,691)	(45,366)	(41,572)
Total Adjusted OIBDA	$34,612	$43,488	$47,001	$78,650

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total operating income	$17,110	$21,214	$10,251	$42,964
Depreciation and amortization	5,838	6,815	12,258	13,154
Stock-based compensation	11,664	15,459	24,492	22,532
Other adjustments	—	—	—	—
Total Adjusted OIBDA	$34,612	$43,488	$47,001	$78,650

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues:
Media Segment:
Network (including pay-per-view)	$51,789	$56,248	$98,802	$103,000
Core content rights fees (1)	68,988	66,173	137,084	131,678
Advertising and sponsorships	18,932	19,541	29,805	31,773
Other (2)	57,192	60,673	66,657	69,557
Total Media Segment net revenues	196,901	202,635	332,348	336,008
Live Events Segment:
North American ticket sales	33,572	33,483	57,732	63,285
International ticket sales	9,544	13,533	9,737	13,533
Advertising and sponsorships	739	968	1,144	1,120
Other (3)	4,876	4,331	6,357	5,147
Total Live Events Segment net revenues	48,731	52,315	74,970	83,085
Consumer Products Segment:
Consumer product licensing	9,379	10,782	18,807	20,049
eCommerce	6,656	8,058	13,233	16,518
Venue merchandise	7,142	7,752	11,899	13,603
Total Consumer Products Segment net revenues	23,177	26,592	43,939	50,170
Total net revenues	$268,809	$281,542	$451,257	$469,263

(1)Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown Live, through global broadcast, pay television and digital platforms.

(2)Other revenues within our Media segment reflect revenues earned from the distribution of other WWE content, including, but not limited to, certain live in-ring programming in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

(3)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

Except for our WWE Network subscriptions revenues, which are recorded over time during the subscription term and our consumer product licensing revenues which are recorded over time during the licensing period, our other revenue streams identified in the table above are generally recognized at a point-in-time when the performance obligations are satisfied.

Remaining Performance Obligations

As of June 30, 2019, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,234,218, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2019 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2019 through 2025. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2019 through 2028. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

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

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e. contract liabilities) as of June 30, 2019 and December 31, 2018 was $55,547 and $49,487, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

The net increase in the deferred revenue balance for the six months ended June 30, 2019 of $6,060 is primarily driven by licensing advances received, partially offset by revenue recognized during the period as a result of satisfying our performance obligations.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $1,195 and $1,886 at June 30, 2019 and December 31, 2018, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. During the three and six months ended June 30, 2019 and 2018, the amount of amortization was $345 and $345, and $691 and $666, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$10,414	$9,945	$2,018	$24,780

Weighted average basic common shares outstanding	78,047	77,158	78,044	77,150
Dilutive effect of restricted and performance stock units	1,782	2,360	1,715	2,180
Dilutive effect of convertible debt instruments	11,268	7,576	11,343	5,887
Dilutive effect of employee share purchase plan	3	6	5	10
Weighted average dilutive common shares outstanding	91,100	87,100	91,107	85,227

Earnings per share:
Basic	$0.13	$0.13	$0.03	$0.32
Diluted	$0.11	$0.11	$0.02	$0.29

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	6,002	4,383	6,035	3,642
Outstanding restricted and performance stock units	—	341	—	682

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

The denominator of our diluted earnings per share calculation includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator of our diluted earnings per share calculation includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes had a $0.02 and $0.01 impact on diluted earnings per share for the three and six months ended June 30, 2019, respectively. The dilution from the Convertible Notes had a $0.01 impact on diluted earnings per share for the three and six months ended June 30, 2018. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs and the Company's qualified employee stock purchase plan, totaled $11,664 and $15,459, and $24,492 and $22,532 for the three and six months ended June 30, 2019 and 2018, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Restricted Stock Units

The Company grants restricted stock units ("RSUs") to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our RSUs are determined using the fair market value of the Company’s common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs have a service requirement typically over a 3.5 years vesting schedule and vest in equal annual installments. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

The following table summarizes the RSU activity during the six months ended June 30, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	409,665	$26.52
Granted	84,755	$83.19
Vested	(7,381)	$19.16
Forfeited	(11,755)	$34.29
Dividend equivalents	1,467	$36.34
Unvested at June 30, 2019	476,751	$36.55

Performance Stock Units

The Company grants performance stock units (“PSUs”) to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically 3.5 years. Until the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

The following table summarizes the PSU activity during the six months ended June 30, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	1,116,085	$39.98
Granted	155,872	$72.21
Achievement adjustment	297,061	$83.51
Dividend equivalents	4,299	$51.08
Unvested at June 30, 2019	1,573,317	$53.17

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

In March 2018, the Compensation Committee approved certain agreements to grant PSUs with a market condition (“PSU-TSRs”) where vesting is conditioned upon the total shareholder return performance of the Company’s stock relative to the performance of a peer group over five distinct performance periods from 2018 through 2024. Each fixed performance period begins in March 2018, but has an increasing performance period duration. The five distinct performance periods end in March from 2020 to 2024, with the awards for each performance period vesting in July of each year. The payout for each performance period can vest at between 50% and 175% of the target award based on the percentile ranking of WWE’s total shareholder return performance with vesting capped at 100% if WWE’s absolute total shareholder return is negative. The grant date fair value of the award was calculated using a Monte-Carlo simulation model which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and peer group companies using certain assumptions, including the stock price of WWE and those of the peer group, stock price volatility, the risk-free interest rate, correlation coefficients, and expected dividend yield. The grant date fair value of the award totaled $16,168 and is being amortized as compensation cost over the requisite service period using the graded vesting method from March 2018 through July 2024.

The following table summarizes the PSU-TSR activity during the three months ended June 30, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	340,971	$47.42
Granted	—	$—
Vested	—	$—
Unvested at June 30, 2019	340,971	$47.42

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
Land, buildings and improvements	$158,852	$141,070
Equipment and projects in progress	147,420	129,367
Corporate aircraft	32,249	32,249
Vehicles	1,030	942
	339,551	303,628
Less: accumulated depreciation and amortization	(166,358)	(155,539)
Total	$173,193	$148,089

Depreciation expense for property and equipment totaled $5,596 and $6,623, and $11,769 and $12,724 for the three and six months ended June 30, 2019 and 2018, respectively. Depreciation expense for the three and six months ended June 30, 2019 reflects a benefit of $644 from the recognition of tax credits relating to our infrastructure improvements in conjunction with capital projects to support our increased content production efforts. The credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. The credit was recognized in the current year period but related to assets placed in service in prior years.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

8. Leases

Lease Adoption on January 1, 2019

The Company adopted the new lease standard and applied the new rules starting on January 1, 2019 and elected not to restate prior periods as provided by the transition rules of the standard. Upon the adoption of the new lease standard on January 1, 2019, we recorded a right-of-use asset of $39,266 and a lease liability of $40,458. Included as a component of the adoption entry is the immaterial out-of-period correction of previously omitted capital leases embedded in our service agreements that were identified during our lease portfolio review. These leases were comprised of a right-of-use asset of $16,620 and a lease liability of $17,812, with the resulting difference of $1,192 recorded as expense in the period. Based on quantitative and qualitative considerations, we do not believe the omitted capital leases were material to our historical consolidated financial statements.

As of June 30, 2019, the Company’s lease portfolio consists of operating real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. Our real estate leases have remaining lease terms of approximately one year to 10 years, some of which may include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have terms of approximately one year to five years. Generally, no covenants are imposed by our lease agreements.

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

Key Estimates and Judgments

Key estimates and judgments made in applying the lease accounting rules include how the Company determines (i) the discount rate it uses to discount the unpaid lease payments to present value, (ii) lease term and (iii) lease payments. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot readily determine the interest rate implicit in the lease and therefore uses the incremental borrowing rate for its leases. The incremental borrowing rate reflects the rate of interest that the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company’s lease arrangements include the noncancelable period of the lease plus, if applicable, any additional periods covered by an option to extend the lease that is reasonably certain to be exercised by the Company.

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

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$1,996	$3,992
Interest on lease liabilities	162	1,539
Operating lease costs	2,135	4,602
Other short-term and variable lease costs	767	1,303
Sublease income (1)	(16)	(32)
Total lease costs	$5,044	$11,404

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$162	$347
Operating cash flows from operating leases	$2,207	$4,415
Finance cash flows from finance leases	$2,066	$4,109
Right-of-use assets obtained in exchange for new operating lease liabilities (2)	$3,243	$3,243
Weighted-average remaining lease term - finance leases	1.7 years	1.7 years
Weighted-average remaining lease term - operating leases	3.8 years	3.8 years
Weighted-average discount rate - finance leases	4.5%	4.5%
Weighted-average discount rate - operating leases	4.6%	4.6%

(1)Sublease income excludes rental income from owned properties.

(2)Includes right-of-use assets for leases that commenced after January 1, 2019

Maturity of lease liabilities as of June 30, 2019 were as follows:

	Operating	Finance
	Leases	Leases
2019	$4,542	$4,458
2020	6,759	8,096
2021	5,455	1,585
2022	2,736	48
2023	1,317	7
Thereafter	3,409	—
Total lease payment	24,218	14,194
Less: imputed interest	(2,714)	(490)
Total future minimum lease payments	$21,504	$13,704

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

 The lease commenced on July 1, 2019 at which time the Company gained control of the leased premises. The Company expects to complete its move into the new space in early 2021. The Landlord will provide an allowance of up to $40,338 to be applied to the cost of the Company’s tenant improvements.

The lease provides the Company with an 18 month free rent period from the lease commencement date, followed by an initial base term of 15 years with base rental payments of $19,101 per year for the first five years, and increasing to $20,927 per year over the second five year term, and $22,754 per year over the third five year term. The lease includes five, five year renewal options, with the first three renewal options renewing at the lower of the then-escalated rent per the lease agreement or the fair market value rent, and the last two renewal options renewing at the fair market value rent. The lease is expected to be accounted for as a finance lease pursuant to the new lease accounting standard, with an approximate lease obligation of $325,000 and right-of-use asset of approximately $285,000, net of tenant improvement allowances expected to be received.

9. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
In release	$11,001	$12,430
Completed but not released	753	—
In production (1)	3,340	707
In development	245	421
Total	$15,339	$13,558

(1)Balance relates to a film project that the Company is producing on behalf of a third-party streaming content distributor in exchange for a production fee. Upon completion and delivery of the film to the distributor, we will recognize the net fee as revenue.

Approximately 32% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 65% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production assets within five years as we receive revenues associated with television distribution of our licensed films. During the three and six months ended June 30, 2019 and 2018, we amortized $806 and $466, and $1,222 and $1,308, respectively, of feature film production assets.

During the six months ended June 30, 2019, one of our feature films, Fighting With My Family, was released via theatrical distribution.

We currently have one film designated as “Completed but not released” and have one film “In production.” We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three and six months ended June 30, 2019 and 2018, we expensed $91 and $285, and $107 and $729, respectively, related to previously capitalized development costs related to abandoned projects.

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

We recorded impairment charges of $246 and $563, and $444 and $1,488, related to our feature films during the three and six months ended June 30, 2019 and 2018, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

10. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
In release	$897	$1,308
Completed but not released	134	—
In production	5,805	6,165
Total	$6,836	$7,473

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

Amortization of television production assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
WWE Network programming	$1,937	$4,827	$3,223	$5,058
Television programming	2,631	4,842	9,666	7,760
Total	$4,568	$9,669	$12,889	$12,818

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the three and six months ended June 30, 2019 and 2018, we did not record any impairments related to our television production assets.

11. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	June 30,	December 31,
	2019	2018
Equity method investments	$14,507	$14,508
Nonmarketable equity investments without readily determinable fair values	12,999	10,840
Marketable equity investments with readily determinable fair values	1,058	4,848
Total investment securities	$28,564	$30,196

Equity Method Investments

Our equity method investments relate primarily to our investment in Tapout. In March 2015, WWE and Authentic Brands Group (“ABG”) formed a joint venture to re-launch an apparel and lifestyle brand, Tapout. ABG agreed to contribute certain intangible assets for the Tapout brand, licensing contracts, systems, and other administrative functions to Tapout. The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG. To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Other income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities. The Company did not record any impairment charges related to our investment in Tapout during the three and six months ended June 30, 2019 and 2018.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net equity method earnings from Tapout	$185	$322	$417	$701
Net dividends received from Tapout	(257)	(441)	(418)	(784)
Equity in earnings of affiliate, net of dividends received	$(72)	$(119)	$(1)	$(83)

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the three and six months ended June 30, 2019 and 2018, we recorded revenues of $321 and $889, and $1,081 and $1,656, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of June 30, 2019 was $1,909, and was included in Deferred Income.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $1,909 as of June 30, 2019. Creditors of Tapout do not have recourse against the general credit of the Company.

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

The following table summarizes the impairments and observable price change event adjustments recorded on our equity investments without readily determinable fair values for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Impairments (1)	$—	$(3,000)	$—	$(3,000)
Observable price change adjustments (2)	1,151	—	1,151	—
Total income (loss) from adjustments to equity investments	$1,151	$(3,000)	$1,151	$(3,000)

(1)During the second quarter of 2018, the Company recorded an impairment charge on our investment in a mobile video publishing business for the excess of the carrying value over its estimated fair value resulting from going concern issues of the underlying investee company. This charge is reflected in Other income, net in our Consolidated Statements of Operations.

(2)During the second quarter of 2019, the Company recorded upward adjustments to the carrying values related to two of the Company’s equity investments. The adjustments were the result of observable price change events in connection with financing rounds completed by the investees where the underlying value of the preferred shares issued were greater than the value per share of WWE’s substantially similar preferred shares in the investees. These adjustments are reflected in Other income, net in our Consolidated Statements of Operations.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Marketable Equity Investments With Readily Determinable Fair Values

As of June 30, 2019, our investment portfolio includes one investment in a marketable equity security of a publicly traded company. The Company accounts for the equity investment in the common stock of Phunware Inc. (“Phunware”), a software application developer, as a marketable equity investment with readily determinable fair values based on quoted prices on the NASDAQ. During the three and six months ended June 30, 2019, the Company recorded an unrealized holding loss of $3,597 and $3,791, respectively, based on the closing price of the investee company as of the last trading day of each period, which is included as a component of Other income, net in the Consolidated Statements of Operations. As the underlying stock price of Phunware fluctuates, WWE is exposed to future earnings volatility to the extent WWE continues to hold this investment.

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of June 30, 2019				As of December 31, 2018
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$72,801	$39	$(105)	$72,735	$62,847	$4	$(439)	$62,412
Corporate bonds	99,600	82	(180)	99,502	100,543	—	(1,037)	99,506
Municipal bonds	5,272	—	(4)	5,268	7,900	—	(41)	7,859
Government agency bonds	20,321	3	(15)	20,309	22,066	—	(157)	21,909
Total	$197,994	$124	$(304)	$197,814	$193,356	$4	$(1,674)	$191,686

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

As of June 30, 2019, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	3 months - 1 year
Corporate bonds	1 month - 4 years
Municipal bonds	1 month - 6 months
Government agency bonds	1 month - 3 years

During the three and six months ended June 30, 2019 and 2018, we recognized $1,343 and $1,049, and $2,793 and $2,108, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income, net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Proceeds from sales and maturities of short-term investments	$38,370	$17,675	$58,848	$36,173
Purchases of short-term investments	$50,249	$25,441	$63,647	$64,544

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

The fair value measurements of our equity investments without readily determinable fair value are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. Refer to Note 11, Investment Securities and Short-Term Investments, for details on impairments and observable pricing event adjustments related to our nonmarketable equity investments without readily determinable fair values.

The Company's long-lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the three months ended June 30, 2018, we recorded a non-cash abandonment charge of $1,693 to write off the carrying value of internal use software that we deemed will no longer be used by the Company and had no further alternative use. This charge is included as a component of Operating expenses in our Consolidated Statements of Operations and included within our Media segment results. Apart from this charge, the Company did not record any other impairment charges on long lived property and equipment and television production assets during the three and six months ended June 30, 2019 and 2018. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the six months ended June 30, 2019 and 2018, the Company recorded impairment charges of $444 and $1,488 on feature film production assets based upon fair value measurements of $515 and $1,793, respectively. See Note 9, Feature Film Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third-party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At June 30, 2019, the face amount of the mortgage loan and promissory note approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of June 30, 2019 and December 31, 2018, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$199,338	$189,777	$189,323	$187,371

(1)The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
Trade related	$11,713	$12,198
Staff related	11,550	10,255
Management incentive compensation	13,232	37,103
Talent related	10,489	8,799
Accrued WWE Network related expenses	3,289	2,054
Accrued event and television production	19,879	13,881
Accrued legal and professional	7,264	4,906
Accrued purchases of property and equipment	13,760	13,464
Accrued film liability	9,505	2,774
Accrued other	11,549	14,724
Total	$112,230	$120,158

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

a)During any calendar quarter beginning after the calendar quarter ending on December 31, 2016 (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

b)During the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate on each such trading day;

c)Upon the occurrence of specified corporate events; or

d)On or after June 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1 principal amount, at the option of the holder regardless of the foregoing circumstances.

Pursuance to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least September 30, 2019. As of June 30, 2019, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of June 30, 2019, no actual conversions have occurred to date. See Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

The Convertible Notes consisted of the following components:

	As of
	June 30,	December 31,
	2019	2018
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(25,223)	(27,629)
Less: Unamortized debt issuance costs	(3,947)	(4,281)
Net carrying amount	$185,830	$183,090

Equity component (1)	$35,547	$35,547

(1)Recorded in the Consolidated Balance Sheets within additional paid-in capital.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
3.375% contractual coupon	$1,814	$1,814	$3,628	$3,628
Amortization of debt discount	1,213	1,138	2,406	2,257
Amortization of debt issuance costs	169	153	334	301
Additional interest on Convertible Notes (1)	—	—	1,370	—
Interest expense	$3,196	$3,105	$7,738	$6,186

(1)During the six months ended June 30, 2019, additional nonrecurring interest expense was incurred pursuant to the notes’ indenture related to the removal of the restrictive legend and assignment of the unrestricted CUSIP on the Convertible Notes.

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

15. Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	June 30,	December 31,
	2019	2018
Current portion of long-term debt:
Aircraft financing	$4,792	$4,740
Mortgage	387	378
Total current portion of long-term debt	$5,179	$5,118

Long-term debt:
Aircraft financing	$809	$3,218
Mortgage	22,288	22,478
Total long-term debt	$23,097	$25,696

Total	$28,276	$30,814

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Mortgage

In September 2016, the Company acquired real property and assumed future obligations under a loan agreement, dated June 8, 2015, in the principal amount of $23,000, which loan is secured by a mortgage on the property. The loan bears interest at the rate of 4.50% per annum and requires monthly interest only payments of $86 until June 2018 and interest and principal payments of $117 per month thereafter, with a balloon payment upon maturity on July 5, 2025. There is a significant yield maintenance premium for prepayments. Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company.

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

Credit Facility

Revolving Credit Facility

On May 24, 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Amended and Restated Revolving Credit Facility”). The Amended and Restated Revolving Credit Facility replaces the previous $100,000 revolving credit facility and, among other things, extends the maturity date from July 29, 2021 to May 24, 2024. Applicable interest rates for the borrowings under the Amended and Restated Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of June 30, 2019, the LIBOR-based rate plus margin was 3.57%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.175% on the average daily unused portion of the Amended and Restated Revolving Credit Facility. Under the terms of the Amended and Restated Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of June 30, 2019, the Company was in compliance with the Amended and Restated Revolving Credit Facility and had available debt capacity under the terms of the Amended and Restated Revolving Credit Facility of $200,000. As of June 30, 2019 and December 31, 2018, there were no amounts outstanding under the Amended and Restated Revolving Credit Facility.

16. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view, and home video distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At June 30, 2019, our two largest receivable balances from customers were 49% and 19% of our gross accounts receivable. At December 31, 2018, our largest receivable balance from customers was 30% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

17. Income Taxes

As of June 30, 2019 and December 31, 2018, we had $16,633 and $17,138, respectively, of deferred tax assets, net, included in our Consolidated Balance Sheets.

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

We recorded the following incentives during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Television production incentives	$669	$—	$669	$—
Feature film production incentives	(82)	—	197	15
Infrastructure improvements on qualifying capital projects (1)	1,438	—	1,438	—
Total	$2,025	$—	$2,304	$15

(1)Of this amount, $794 was recorded as a reduction in property and equipment, with the remainder recorded as a reduction to depreciation expense. Refer to Note 7, Property and Equipment, for further information.

19. Commitments and Contingencies

Refer to Note 8, Leases, for a description of the Company’s new global headquarters lease, which commenced on July 1, 2019.

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs have attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that will determine the merits of the appeals and directing the plaintiffs-appellants to file a scheduling notification letter indicating the date on which they will file their opening briefs. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company’s brief will be filed on or before October 7, 2019. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims. By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

20. Stockholders’ Equity

On February 7, 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500,000 of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time.

During the three months ended June 30, 2019, the Company repurchased 12,402 shares of common stock in the open market at an average price of $74.28 for an aggregate amount of $921. All share repurchases have been retired. As of June 30, 2019, $499,079 of common stock may be repurchased under the stock repurchase program announced on February 7, 2019.

Stock repurchases are accounted for under the retirement method as all shares repurchased have been retired. There were no unsettled share repurchases as of June 30, 2019. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings, with certain limitations. The portion allocated to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. Direct costs incurred to repurchase the common stock were not material and were expensed in the period incurred. For the six months ended June 30, 2019, $799 and $122 was deducted from retained earnings and additional paid-in capital, respectively, related to the common stock shares retired.

21. Related Party Transactions

In April 2018, the Company entered into transactions with Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, granting Alpha rights to launch a professional football league under the name “XFL”. Alpha has announced that it expects that this launch will occur in early 2020. Under these agreements, WWE received, among other things, an equity interest in Alpha without payment by, or other financial obligation on the part of, WWE. The investment will be accounted for under the equity method of accounting. WWE’s equity interest in the net assets of Alpha at the transaction closing date on April 3, 2018 was insignificant. After Alpha’s formation, we recorded our proportionate share of Alpha’s reported net losses which exceeded the carrying amount of the investment and reduced the investment value to zero as of June 30, 2018. Subsequent losses after that date are not required or provided for, after which we will resume accounting for the investment under the equity method if Alpha subsequently has net income and our share of that net income exceeds the share of net losses we did not recognize during the period the equity method of accounting was suspended. In addition, WWE entered into a support services agreement to provide Alpha with certain administrative support services with such services billed to Alpha on a cost-plus margin basis. During the three and six months ended June 30, 2019, the Company billed Alpha $837 and $2,154, respectively, for services rendered under the support services agreement. Amounts billed to Alpha for the three and six months ended June 30, 2018 were not significant. As of June 30, 2019, the Company had $275 of current receivables for amounts billed to Alpha under the support services agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

Results of Operation

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes amortization expenses directly related to our revenue generating activities, including feature film and television production asset amortization, amortization of costs related to content delivery and technology assets utilized for our WWE Network, as well as amortization of right-of-use assets related to finance leases of equipment used to produce and broadcast our live events. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

Adjusted OIBDA is a non-GAAP financial measure and may be different than similarly titled non-GAAP financial measures used by other companies. A limitation of Adjusted OIBDA is that it excludes depreciation and amortization, which represents the periodic charge for certain fixed assets and intangible assets used in generating revenues for our business. Additionally, Adjusted OIBDA excludes stock-based compensation, a non-cash expense that may vary between periods with limited correlation to underlying operating performance, as well as other non-recurring material items. Adjusted OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. See Note 3, Segment Information, in the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income for the periods presented.

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

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Net revenues
Media	$197.0	$202.6	(3)%
Live Events	48.8	52.3	(7)%
Consumer Products	23.1	26.7	(13)%
Total net revenues (1)	268.9	281.6	(5)%
Operating expenses
Media	149.0	145.9	2%
Live Events	32.1	33.5	(4)%
Consumer Products	16.3	19.5	(16)%
Total operating expenses (2)	197.4	198.9	(1)%
Marketing and selling expenses
Media	18.9	21.8	(13)%
Live Events	4.3	5.4	(20)%
Consumer Products	1.7	2.5	(32)%
Total marketing and selling expenses (3)	24.9	29.7	(16)%
General and administrative expenses	23.6	24.9	(5)%
Depreciation and amortization	5.9	6.9	(14)%
Operating income	17.1	21.2	(19)%
Interest expense	4.0	4.7	(15)%
Other income (expense), net	0.8	(2.0)	140%
Income before income taxes	13.9	14.5	(4)%
Provision for income taxes	3.5	4.5	(22)%
Net income	$10.4	$10.0	4%

(1)Our consolidated net revenues decreased by $12.7 million, or 5%, in the current year quarter as compared to the prior year quarter. This decrease was driven by a decline of $5.6 million in Media revenues resulting from a 6% decline in average paid subscribers on WWE Network and the timing of our reality-based series, coupled with lower international Live Events revenues of $4.0 million due to the staging of six fewer events and lower average attendance. Additionally, a $3.6 million reduction in Consumer Products revenues was driven by lower sales of the Company’s licensed toys and fewer orders on our eCommerce platforms. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses decreased slightly in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by lower management incentive and stock compensation expenses, partially offset by $10.0 million of higher costs associated with business support functions.

(3)Our consolidated marketing and selling expenses decreased by $4.8 million, or 16%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by lower management incentive and stock compensation expenses. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	June 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$17.1	6%	$21.2	8%
Depreciation and amortization	5.9	2%	6.9	2%
Stock-based compensation	11.6	4%	15.4	5%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$34.6	13%	$43.5	15%

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Adjusted OIBDA
Media	$37.5	$44.5	(16)%
Live Events	13.3	14.7	(10)%
Consumer Products	6.2	6.9	(10)%
Corporate	(22.4)	(22.6)	1%
Total Adjusted OIBDA	$34.6	$43.5	(20)%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Net Revenues
Network (including pay-per-view)	$51.8	$56.2	(8)%
Core content rights fees (1)	69.0	66.2	4%
Advertising and sponsorship	18.9	19.6	(4)%
Other (2)	57.3	60.6	(5)%
Total net revenues	$197.0	$202.6	(3)%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,597,000	1,742,400	(8)%
Domestic	1,167,100	1,272,100	(8)%
International (3)	429,900	470,300	(9)%
Number of average paid WWE Network subscribers	1,687,600	1,799,700	(6)%
Domestic	1,236,600	1,316,100	(6)%
International (3)	451,000	483,600	(7)%

(1)Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown Live, through global broadcast, pay television and digital platforms.

(2)Other revenues within our Media segment reflect revenues earned from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

(3)Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Three Months Ended
	June 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$26.9	14%	$32.0	16%
Depreciation and amortization	2.1	1%	3.0	1%
Stock-based compensation	8.5	4%	9.5	5%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$37.5	19%	$44.5	22%

Media net revenues decreased by $5.6 million, or 3%, in the current quarter as compared to the prior year quarter. Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, decreased by $4.4 million, or 8%, primarily due to a decrease in average paid subscribers. During the quarter ended June 30, 2019, WWE Network had an average of 1,687,600 paid subscribers, compared to an average of 1,799,700 subscribers in the prior year quarter. The subscription pricing of WWE Network at June 30, 2019 is $9.99 per month with no minimum commitment. Other revenues decreased by $3.3 million, or 5%, primarily driven by the timing of our reality-based television series. These decreases were partially offset by our core content rights fees, which increased by $2.8 million, or 4%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown Live.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was driven by increased costs of $9.2 million associated with business support functions coupled with a decline in revenues. These decreases were partially offset by a decline in management incentive compensation and lower programming expenses of $2.9 million driven by the timing of our WWE Network content.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Net Revenues
North American ticket sales	$33.6	$33.5	0%
International ticket sales	9.5	13.5	(30)%
Advertising and sponsorship	0.8	0.9	(11)%
Other (1)	4.9	4.4	11%
Total net revenues	$48.8	$52.3	(7)%

Operating Metrics (2)
Total live event attendance	421,400	526,100	(20)%
Number of North American events	53	61	(13)%
Average North American attendance	5,800	5,900	(2)%
Average North American ticket price (dollars)	$94.56	$81.71	16%
Number of international events	23	29	(21)%
Average international attendance	4,900	5,700	(14)%
Average international ticket price (dollars)	$83.34	$78.31	6%

(1)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)Metrics exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 46 NXT events with paid attendance of 40,500 and average ticket prices of $54.63 in the current year quarter as compared to 50 events with paid attendance of 48,000 and average ticket prices of $51.19 in the prior year quarter.

	Three Months Ended
	June 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$12.4	25%	$13.4	26%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.9	2%	1.3	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$13.3	27%	$14.7	28%

Live Events net revenues, which include revenues from ticket sales and travel packages, decreased by $3.5 million, or 7%, in the current year quarter as compared to the prior year quarter. Revenues from our North American ticket sales increased slightly, as a 16% increase in average ticket prices, which were driven by changes in the mix of venues, was mostly offset by the impact of eight fewer events. Revenues from our international ticket sales decreased by $4.0 million, or 30%, as the impact of six fewer events was coupled with a 14% decline in average attendance. The reduction in the number of global live events resulted from the Company’s efforts to optimize the profitability of our touring schedule.

Live Events Adjusted OIBDA as a percentage of revenues decreased slightly in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by the reduction in ticket sales for our international events, as discussed above.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Net Revenues
Consumer product licensing	$9.4	$10.8	(13)%
eCommerce	6.6	8.1	(19)%
Venue merchandise	7.1	7.8	(9)%
Total net revenues	$23.1	$26.7	(13)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$47.64	$44.12	8%
Number of eCommerce orders	138,125	182,000	(24)%
Venue merchandise domestic per capita spending (dollars)	$12.62	$10.42	21%

	Three Months Ended
	June 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$5.2	23%	$4.6	17%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.0	4%	2.3	9%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$6.2	27%	$6.9	26%

Consumer Products net revenues decreased by $3.6 million, or 13%, in the current year quarter as compared to the prior year quarter. eCommerce revenues decreased by $1.5 million, or 19%, primarily due to a 24% decline in the volume of online merchandise orders. Consumer product licensing revenues decreased by $1.4 million, or 13%, primarily due to lower sales from the Company’s licensed toy products. Venue merchandise revenues decreased by $0.7 million, or 9%, as a decline in average attendance was coupled with a 21% decline in per capita merchandise spend.

Consumer Products Adjusted OIBDA as a percentage of revenues was essentially flat in the current year quarter as compared to the prior year quarter.

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

	Three Months Ended
	June 30,
	2019		2018
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$(27.4)	(10)%	$(28.8)	(10)%
Depreciation and amortization	3.8	1%	3.9	1%
Stock-based compensation	1.2	0%	2.3	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(22.4)	(8)%	$(22.6)	(8)%

Corporate Adjusted OIBDA was flat in the current year quarter as compared to the prior year quarter.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Depreciation and amortization	$5.9	$6.9	(14)%

Depreciation and amortization expense decreased by $1.0 million, or 14%, in the current year quarter as compared to the prior year quarter. The current year quarter includes a benefit of $0.6 million from the recognition of an infrastructure tax credit. This credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. This credit was recognized in the current year quarter but related to assets placed in service in prior years.

Interest Expense

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Interest expense	$4.0	$4.7	(15)%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, finance leases, assumed mortgage and aircraft financing. The prior year quarter included additional interest due relating to non-income tax filings.

Other Income (Expense), Net

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Other income (expense), net	$0.8	$(2.0)	140%

Other income (expense), net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. Other income (expense), net in the current year quarter includes $1.3 million of interest income on our short-term investments and upward adjustments of $1.2 million to the carrying values related to two of the Company’s equity investments as a result of observable price change events. The current year quarter also includes $0.8 million of rental income. These increases are partially offset by the recognition of a loss of $3.6 million in the current year quarter resulting from a valuation adjustment in our marketable equity investment in Phunware. The prior year quarter includes an impairment charge of $3.0 million associated with an equity investment, partially offset by interest income on our short-term investments of $1.0 million.

Due to our marketable equity investment in Phunware, we are exposed to future earnings volatility as the price of Phunware’s stock fluctuates and we recognize the associated unrealized holding gains and losses through Other income, net.

Income Taxes

(dollars in millions)

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Provision for income taxes	$3.5	$4.5	(22)%
Effective tax rate	25%	31%

During the third quarter of 2019, in connection with the vesting of the Company’s annual stock-based awards, we expect to recognize an income tax benefit between $7 million and $10 million, as compared to $20.7 million during the prior year quarter. This benefit results from the difference between the deduction the Company receives for tax purposes and the compensation cost recognized in the Company’s financial statements related to these awards. The tax benefit is driven by the increase in the Company’s stock price between when the Company granted the awards and the vesting date in the third quarter of 2019. We expect this benefit to have a significant impact on our effective tax rate during the three months ended September 30, 2019.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Net revenues
Media	$332.4	$336.0	(1)%
Live Events	75.0	83.1	(10)%
Consumer Products	43.9	50.2	(13)%
Total net revenues (1)	451.3	469.3	(4)%
Operating expenses
Media	247.5	225.8	10%
Live Events	54.7	57.7	(5)%
Consumer Products	30.6	35.4	(14)%
Total operating expenses (2)	332.8	318.9	4%
Marketing and selling expenses
Media	36.7	36.3	1%
Live Events	8.1	9.1	(11)%
Consumer Products	3.2	4.2	(24)%
Total marketing and selling expenses	48.0	49.6	(3)%
General and administrative expenses (3)	47.9	44.6	7%
Depreciation and amortization	12.3	13.2	(7)%
Operating income	10.3	43.0	(76)%
Interest expense	10.3	8.2	26%
Other income (expense), net	2.6	(0.2)	1,400%
Income before income taxes	2.6	34.6	(92)%
Provision for income taxes	0.6	9.8	(94)%
Net income	$2.0	$24.8	(92)%

(1)Our consolidated net revenues decreased by $18.0 million, or 4%, in the current year period as compared to the prior year period. This decrease was driven by a decline of $8.1 million in Live Events revenues due to the staging of 23 fewer events and lower average attendance, coupled with a $6.3 million reduction in Consumer Products revenues due to lower sales of the Company’s licensed toy products and fewer orders on our eCommerce platforms. Additionally, the $3.6 million decline in Media revenues resulted from the timing of certain programming and a 3% decline in average paid subscribers on WWE Network. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $13.9 million, or 4%, in the current year period as compared to the prior year period. This increase was primarily driven by $17.7 million of higher costs associated with business support functions, partially offset by lower management incentive compensation expenses. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $3.3 million, or 7%, in the current year period as compared to the prior year period. The increase was primarily driven by additional staff related costs, coupled with higher recruitment and consulting costs incurred to support the Company’s strategic initiatives.

	Six Months Ended
	June 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$10.3	3%	$43.0	13%
Depreciation and amortization	12.3	4%	13.2	4%
Stock-based compensation	24.4	7%	22.5	7%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$47.0	14%	$78.7	23%

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Adjusted OIBDA
Media	$66.0	$88.1	(25)%
Live Events	14.1	18.3	(23)%
Consumer Products	12.2	13.8	(12)%
Corporate	(45.3)	(41.5)	(9)%
Total Adjusted OIBDA	$47.0	$78.7	(40)%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Net Revenues
Network (including pay-per-view)	$98.8	$103.0	(4)%
Core content rights fees (1)	137.1	131.7	4%
Advertising and sponsorship	29.8	31.8	(6)%
Other (2)	66.7	69.5	(4)%
Total net revenues	$332.4	$336.0	(1)%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,597,000	1,742,400	(8)%
Domestic	1,167,100	1,272,100	(8)%
International (3)	429,900	470,300	(9)%
Number of average paid WWE Network subscribers	1,636,200	1,679,600	(3)%
Domestic	1,197,000	1,226,500	(2)%
International (3)	439,200	453,100	(3)%

(1)Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown Live, through global broadcast, pay television and digital platforms.

(2)Other revenues within our Media segment reflect revenues earned from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

(3)Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers under licensed partner agreements, which have different economic terms for WWE Network.

	Six Months Ended
	June 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$43.2	13%	$67.9	20%
Depreciation and amortization	4.9	1%	6.0	2%
Stock-based compensation	17.9	5%	14.2	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$66.0	20%	$88.1	26%

Media net revenues decreased by $3.6 million, or 1%, in the current year period as compared to the prior year period. Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, decreased by $4.2 million, or 4%, primarily due to a decrease in average paid subscribers. During the period ended June 30, 2019, WWE Network had an average of 1,636,200 paid subscribers, compared to an average of 1,679,600 subscribers in the prior year period. The subscription pricing of WWE

Network at June 30, 2019 is $9.99 per month with no minimum commitment. Other revenues decreased by $2.8 million, or 4%, primarily driven by the absence of Mixed Match Challenge during the current year period, while advertising and sponsorship revenues declined by $2.0 million, or 6%, across our Media segment platforms, primarily driven by lower sales of YouTube advertising. These decreases were partially offset by our core content rights fees, which increased by $5.4 million, or 4%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown Live.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year period as compared to the prior year period. This decrease was driven by increased costs of $18.4 million associated with business support functions, coupled with the decline in revenues.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Net Revenues
North American ticket sales	$57.7	$63.3	(9)%
International ticket sales	9.7	13.5	(28)%
Advertising and sponsorship	1.2	1.1	9%
Other (1)	6.4	5.2	23%
Total net revenues	$75.0	$83.1	(10)%

Operating Metrics (2)
Total live event attendance	850,000	1,062,200	(20)%
Number of North American events	143	160	(11)%
Average North American attendance	5,200	5,600	(7)%
Average North American ticket price (dollars)	$70.03	$64.47	9%
Number of international events	23	29	(21)%
Average international attendance	4,900	5,700	(14)%
Average international ticket price (dollars)	$83.39	$78.27	7%

(1)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)Metrics exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 97 NXT events with paid attendance of 76,800 and average ticket prices of $45.41 in the current year period as compared to 101 events with paid attendance of 82,000 and average ticket prices of $46.52 in the prior year period.

	Six Months Ended
	June 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$12.2	16%	$16.3	20%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.9	3%	2.0	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$14.1	19%	$18.3	22%

Live Events net revenues, which include revenues from ticket sales and travel packages, decreased by $8.1 million, or 10%, in the current year period as compared to the prior year period. Revenues from our North American ticket sales decreased by $5.6 million, or 9%, as the impact of 17 fewer events and a 7% decline in average attendance reduced revenues by $10.3 million. This decrease was partially offset by the impact of a 9% increase in average ticket prices driven by changes in the mix of venues, which contributed $4.1 million in incremental revenues during the current year period. Revenues from our International ticket sales decreased by $3.8 million, or 28%, which was primarily driven by the impact of six fewer events and a 14% decline in average attendance. The reduction in the number of global live events resulted from the Company’s efforts to optimize the profitability of our touring schedule. These decreases in ticket sales are partially offset by an increase in other revenues of $1.2 million, primarily driven by additional revenues from travel packages for our live events.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year period as compared to the prior year period. This decrease was primarily driven by the impact of reduced revenues, partially offset by reduced costs driven by the absence of 23 events in the current year period.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Net Revenues
Consumer product licensing	$18.8	$20.1	(6)%
eCommerce	13.2	16.5	(20)%
Venue merchandise	11.9	13.6	(13)%
Total net revenues	$43.9	$50.2	(13)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$47.07	$43.97	7%
Number of eCommerce orders	279,325	373,600	(25)%
Venue merchandise domestic per capita spending (dollars)	$10.82	$10.41	4%

	Six Months Ended
	June 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$10.2	23%	$10.6	21%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	2.0	5%	3.2	6%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$12.2	28%	$13.8	27%

Consumer Products net revenues decreased by $6.3 million, or 13%, in the current year period as compared to the prior year period. eCommerce revenues decreased by $3.3 million, or 20%, primarily due to a 25% decline in the volume of online merchandise orders. Venue merchandise revenues decreased by $1.7 million, or 13%, primarily driven by the decline in attendance. Consumer product licensing revenues decreased $1.3 million, or 6%, primarily due to lower sales from the Company’s licensed toy products.

Consumer Products Adjusted OIBDA as a percentage of revenues was flat in the current year period as compared to the prior year period.

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

	Six Months Ended
	June 30,
	2019		2018
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$(55.3)	(12)%	$(51.8)	(11)%
Depreciation and amortization	7.4	2%	7.2	2%
Stock-based compensation	2.6	1%	3.1	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(45.3)	(10)%	$(41.5)	(9)%

Corporate Adjusted OIBDA decreased $3.9 million in the current year period as compared to the prior year period. This decrease was partially driven by higher staff related costs, coupled with higher recruitment and consulting fees incurred to support the Company’s strategic initiatives.

Depreciation and Amortization

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Depreciation and amortization	$12.3	$13.2	(7)%

Depreciation and amortization expense decreased by $0.9 million, or 7%, in the current year period as compared to the prior year period. The current year period includes a benefit of $0.6 million from the recognition of an infrastructure tax credit. This credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. This credit was recognized in the current year period but related to assets placed in service in prior years.

Interest Expense

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Interest expense	$10.3	$8.2	26%

Interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, finance leases, assumed mortgage and aircraft financing. During the first quarter of 2019, the Company incurred additional nonrecurring interest expense of $1.4 million under the notes’ indenture related to the removal of the restrictive legend and assignment of the unrestricted CUSIP on the Convertible Notes. Additionally, during the first quarter of 2019, the Company recorded a one-time expense of $1.2 million associated with immaterial finance leases identified as part of our lease accounting adoption on January 1, 2019. The prior year period included additional interest due relating to non-income tax filings.

Other Income (Expense), Net

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Other income (expense), net	$2.6	$(0.2)	1,400%

Other income (expense), net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. Other income (expense), net in the current year period includes $2.8 million of interest income on our short-term investments and $1.4 million of rental income. We also recognized upward adjustments of $1.2 million in the current year period to the carrying values related to two of the Company’s equity investments as a result of observable price change events. These increases were partially offset by the recognition of a loss of $3.8 million in the current year period resulting from a valuation adjustment in our marketable equity investment in Phunware. The prior year period includes an impairment charge of $3.0 million associated with an equity investment, mostly offset by interest income on our short-term investments of $2.1 million and rental income of $1.1 million.

Due to our marketable equity investment in Phunware, we are exposed to future earnings volatility as the price of Phunware’s stock fluctuates and we recognize the associated unrealized holding gains and losses through Other income, net.

Income Taxes

(dollars in millions)

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
Provision for income taxes	$0.6	$9.8	(94)%
Effective tax rate	20%	28%

The reduction in the effective tax rate in the current year period as compared to the prior year period was primarily driven by the recognition of excess tax benefits of stock-based compensation.

During the third quarter of 2019, in connection with the vesting of the Company’s annual stock-based awards, we expect to recognize an income tax benefit between $7 million and $10 million, as compared to $20.7 million during the prior year period. This benefit results from the difference between the deduction the Company receives for tax purposes and the compensation cost recognized in the Company’s financial statements related to these awards.  The tax benefit is driven by the increase in the Company’s stock price between when the Company granted the awards and the vesting date in the third quarter of 2019. We expect this benefit to have a significant impact on our effective tax rate during the nine months ended September 30, 2019.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $296.1 million and $359.1 million as of June 30, 2019 and December 31, 2018, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds. Our debt balance totaled $214.1 million and $213.9 million as of June 30, 2019 and December 31, 2018, respectively, and includes the carrying value of $185.8 million and $183.1 million related to our convertible senior notes due 2023 as of June 30, 2019 and December 31, 2018, respectively.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities, capital expenditures and for any discretionary repurchase of shares of our common stock under a share repurchase program that was authorized by our Board of Directors in February 2019 (see below for further details). In addition, we have several multi-year agreements, including our previously announced five-year agreements with USA Network and Fox Network effective October 1, 2019 for the domestic distribution of our flagship programs, Raw and Smackdown Live, which are expected to provide future ongoing liquidity to the Company through the generation of enhanced content rights fees.

On February 7, 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded from one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time. During the three months ended June 30, 2019, we repurchased 12,402 shares of our common stock in the open market for an aggregate cost of $0.9 million.

As it relates to our Convertible Notes, which pursuant to the terms are currently convertible, we believe that if note holders elected to convert their notes within the next twelve months, the Company has sufficient means to settle the Convertible Notes using any combination of existing cash and cash equivalents and investment balances, borrowings under our Amended and Restated Revolving Credit Facility, cash generated from operations or through the issuance of shares.

Debt Summary and Borrowing Capacity

The Company has $215.0 million aggregate principal amount of 3.375% convertible senior notes (the "Convertible Notes") due December 15, 2023. See Note 14, Convertible Debt, in the Notes to Consolidated Financial Statements for further information.

On May 24, 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Amended and Restated Revolving Credit Facility"). The Amended and Restated Revolving Credit Facility replaces the previous $100.0 million revolving credit facility and, among other things, extends the maturity date from July 29, 2021 to May 24, 2024. As of June 30, 2019, the Company was in compliance with the provisions of our Amended and Restated Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of June 30, 2019 and December 31, 2018, the amounts outstanding of the mortgage were $22.7 million and $22.9 million, respectively.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of June 30, 2019 and December 31, 2018, the amounts outstanding under the Aircraft Note were $5.6 million and $8.0 million, respectively.

Cash Flows from Operating Activities

Cash used in operating activities was $0.9 million in the six months ended June 30, 2019, as compared to cash generated from operating activities of $76.8 million for the corresponding period in the prior year. The $77.7 million decrease in the current year period was primarily driven by the timing of collections associated with our Super ShowDown event which was held in the second quarter of 2019, combined with lower operating performance and the increased payout of management incentive compensation in the current year.

In the current year period, we spent $3.5 million on feature film production activities, as compared to $0.6 million in the prior year period. We received incentives of $0.7 million related to feature film production in the current year period, as compared to $1.2 million received in the prior year period. We anticipate spending approximately $5 million on feature film production activities during the remainder of the current year.

In the current year period, we did not receive any non-film related incentives associated with television production activities, as compared to $0.6 million received in the prior year period. We anticipate receiving approximately $10 million to $15 million of non-film related incentives during the remainder of the year.

In the current year period, we spent $12.3 million to produce non-live event programming for television, including Total Divas Season 9, Total Bellas Season 4 and Miz & Mrs., and various programs for WWE Network, as compared to $14.4 million in the prior year period. We anticipate spending approximately $10 million to $15 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At June 30, 2019, our two largest receivable balances from customers were 49% and 19% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $42.5 million in the six months ended June 30, 2019, as compared to $39.6 million in the prior year period. During the current year period, we purchased $63.6 million of short-term investments and received proceeds from the maturities of our investments of $58.8 million, as compared to purchases of $64.5 million and proceeds of $36.2 million in the prior year period. Capital expenditures increased $24.5 million in the current year period to support the Company’s facilities and technology related strategic initiatives. Capital expenditures for the remainder of the current year are estimated to range between $30 million and $40 million.

Cash Flows from Financing Activities

Cash used in financing activities was $25.8 million for the six months ended June 30, 2019, as compared to $20.1 million for the prior year period. The Company made dividend payments of $18.7 million and $18.5 million during the six months ended June 30, 2019 and 2018, respectively. Additionally, the Company made repayments of $4.1 million during the current year period against our finance lease obligations. The Company also paid $0.9 million for stock repurchases under its approved stock repurchase program.

During the third quarter of 2019, the Company expects to pay approximately $30 million as a result of directly withholding shares for tax-withholding purposes associated with the vesting of employee equity awards, as compared to $50.7 million during the prior year period.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to entering, maintaining and renewing major distribution and event agreements; (ii) risks relating to WWE Network, including the risk that we are unable to attract, retain and renew subscribers; (iii) our need to continue to develop creative and entertaining programs and events; (iv) our need to retain or continue to recruit key performers; (v) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (vi) the possible unexpected loss of the services of Vincent K. McMahon; (vii) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (viii) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (ix) uncertainties associated with international markets including possible disruptions and reputational risks; (x) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xi) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xii) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xiii) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims alleging traumatic brain injury; (xiv) exposure to risks relating to large public events as well as travel to and from such events; (xv) risks inherent in our feature film business; (xvi) a variety of risks as we expand into new or complementary businesses and/or make strategic investments and/or acquisitions; (xvii) risks related to our computer systems and online operations; (xviii) risks relating to privacy norms and regulations; (xix) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xx) risks relating to our accounts receivable; (xxi) risks relating to our indebtedness including our convertible notes; (xxii) potential substantial liabilities if litigation is resolved unfavorably; (xxiii) our potential failure to meet market expectations for our financial performance; (xxiv) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxv) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxvi) risks related to the volatility of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company's business, please refer to the

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Form 10-Q and our other SEC filings, including, but not limited to, our annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented the new lease accounting standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 842, Leases. Although the new lease standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to lease accounting and the control activities within them. These included the development of new policies, training, ongoing contract review requirements, and gathering of information provided for the disclosures required in our SEC interim and annual filings. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits seeks unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas

entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs have attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that will determine the merits of the appeals and directing the plaintiffs-appellants to file a scheduling notification letter indicating the date on which they will file their opening briefs. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company’s brief will be filed on or before October 7, 2019. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2019 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
April 1, 2019 to April 30, 2019	—	$—	—	$500,000,000
May 1, 2019 to May 31, 2019	—	$—	—	$500,000,000
June 1, 2019 to June 30, 2019	12,402	$74.28	12,402	$499,078,777
Total	12,402	$74.28	12,402	$499,078,777

(1)On February 7, 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time. The repurchased shares were subsequently retired.

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.8B*	Second Amendment to Booking Contract with Stephanie McMahon-Levesque, dated March 4, 2019 (filed herewith).
10.18

Amended and Restated Credit Agreement, dated as of May 24, 2019, among World Wrestling Entertainment, Inc., certain subsidiaries of World Wrestling Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders, issuing banks and agents party thereto (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on May 24, 2019).

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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	July 25, 2019	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Co-President
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)