Form 10-Q
period 2019-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2019-10-31
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

At October 29, 2019, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 47,457,075 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues	$186,383	$188,391	$637,640	$657,654
Operating expenses	133,842	120,797	466,655	439,749
Marketing and selling expenses	16,376	23,507	64,396	73,100
General and administrative expenses	18,481	20,055	66,396	64,655
Depreciation and amortization	11,245	5,905	23,503	19,059
Operating income	6,439	18,127	16,690	61,091
Interest expense	7,834	3,581	18,182	11,828
Other income, net	206	3,446	2,836	3,285
(Loss) income before income taxes	(1,189)	17,992	1,344	52,548
Benefit from income taxes	(6,979)	(15,598)	(6,464)	(5,822)
Net income	$5,790	$33,590	$7,808	$58,370
Earnings per share: basic	$0.07	$0.43	$0.10	$0.75
Earnings per share: diluted	$0.06	$0.37	$0.09	$0.66
Weighted average common shares outstanding:
Basic	78,461	77,808	78,184	77,371
Diluted	89,855	90,760	90,771	87,944
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$5,790	$33,590	$7,808	$58,370
Other comprehensive income (loss):
Foreign currency translation adjustments	(66)	53	(143)	(311)
Unrealized holding gains (losses) on available-for-sale debt securities (net of tax expense (benefit) of $44 and $15, and $402 and $(186), respectively)	138	48	1,272	(590)
Total other comprehensive income (loss)	72	101	1,129	(901)
Comprehensive income	$5,862	$33,691	$8,937	$57,469

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,473	$167,457
Short-term investments, net	154,874	191,686
Accounts receivable (net of allowance for doubtful accounts and returns of $978 and $1,009, respectively)	142,906	78,925
Inventory, net	8,527	7,753
Prepaid expenses and other current assets	36,738	28,187
Total current assets	419,518	474,008
PROPERTY AND EQUIPMENT, NET	175,581	148,089
FINANCE LEASE RIGHT-OF-USE ASSETS, NET	294,432	—
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	21,686	—
FEATURE FILM PRODUCTION ASSETS, NET	15,458	13,558
TELEVISION PRODUCTION ASSETS, NET	4,697	7,473
INVESTMENT SECURITIES	27,856	30,196
DEFERRED INCOME TAX ASSETS, NET	16,680	17,138
OTHER ASSETS, NET	46,211	9,837
TOTAL ASSETS	$1,022,119	$700,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,803	$5,118
Finance lease liabilities	8,662	—
Operating lease liabilities	6,513	—
Convertible debt	187,236	183,090
Accounts payable and accrued expenses	82,879	120,158
Deferred income	68,008	49,173
Total current liabilities	358,101	357,539
LONG-TERM DEBT	22,196	25,696
FINANCE LEASE LIABILITIES	332,769	—
OPERATING LEASE LIABILITIES	15,592	—
OTHER NON-CURRENT LIABILITIES	465	827
Total liabilities	729,123	384,062
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 47,452,224 and 43,721,411 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	475	437
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 34,303,438 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	311	343
Additional paid-in capital	419,523	415,281
Accumulated other comprehensive income	2,631	1,502
Accumulated deficit	(129,944)	(101,326)
Total stockholders’ equity	292,996	316,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,022,119	$700,299

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2019
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, June 30, 2019	46,938	$469	31,099	$311	$440,796	$2,559	$(118,849)	$325,286
Net income	—	—	—	—	—	—	5,790	5,790
Other comprehensive income	—	—	—	—	—	72	—	72
Repurchase and retirement of common stock	(111)	—	—	—	(1,035)	—	(6,496)	(7,531)
Stock issuances, net	625	6	—	—	941	—	—	947
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(29,883)	—	—	(29,883)
Cash dividends declared	—	—	—	—	964	—	(10,389)	(9,425)
Stock-based compensation	—	—	—	—	7,740	—	—	7,740
Balance, September 30, 2019	47,452	$475	31,099	$311	$419,523	$2,631	$(129,944)	$292,996

	Nine Months Ended September 30, 2019
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2018	43,721	$437	34,303	$343	$415,281	$1,502	$(101,326)	$316,237
Net income	—	—	—	—	—	—	7,808	7,808
Other comprehensive income	—	—	—	—	—	1,129	—	1,129
Repurchase and retirement of common stock	(123)	—	—	—	(1,157)	—	(7,295)	(8,452)
Stock issuances, net	650	6	—	—	2,318	—	—	2,324
Conversion of Class B common stock by shareholder	3,204	32	(3,204)	(32)	—	—	—	—
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(30,125)	—	—	(30,125)
Cash dividends declared	—	—	—	—	974	—	(29,131)	(28,157)
Stock-based compensation	—	—	—	—	32,232	—	—	32,232
Balance, September 30, 2019	47,452	$475	31,099	$311	$419,523	$2,631	$(129,944)	$292,996

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2018
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, June 30, 2018	42,550	$426	34,609	$346	$446,771	$1,369	$(156,053)	$292,859
Net income	—	—	—	—	—	—	33,590	33,590
Other comprehensive loss	—	—	—	—	—	101	—	101
Stock issuances, net	862	8	—	—	876	—	—	884
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(50,589)	—	—	(50,589)
Cash dividends declared	—	—	—	—	1,352	—	(10,715)	(9,363)
Stock-based compensation	—	—	—	—	11,776	—	—	11,776
Other	—	—	—	—	—	—	—	—
Balance, September 30, 2018	43,412	$434	34,609	$346	$410,186	$1,470	$(133,178)	$279,258

	Nine Months Ended September 30, 2018
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2017	42,498	$425	34,609	$346	$422,208	$2,371	$(172,391)	$252,959
Cumulative effect of adopting ASC 606	—	—	—	—	—	—	10,086	10,086
Net income	—	—	—	—	—	—	58,370	58,370
Other comprehensive loss	—	—	—	—	—	(901)	—	(901)
Stock issuances, net	914	9	—	—	1,765	—	—	1,774
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(50,720)	—	—	(50,720)
Cash dividends declared	—	—	—	—	1,363	—	(29,243)	(27,880)
Stock-based compensation	—	—	—	—	34,308	—	—	34,308
Other	—	—	—	—	1,262	—	—	1,262
Balance, September 30, 2018	43,412	$434	34,609	$346	$410,186	$1,470	$(133,178)	$279,258

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$7,808	$58,370
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	4,751	5,856
Amortization of television production assets	22,777	20,534
Depreciation and amortization	27,776	24,091
Other amortization	10,355	4,667
Loss on equity investments, net	3,208	819
Services provided in exchange for equity instruments	(1,548)	(2,264)
Stock-based compensation	32,232	34,308
Provision for (benefit from) deferred income taxes	458	(2,750)
Other non-cash adjustments	6,254	1,879
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(64,221)	(8,219)
Inventory	(774)	(578)
Prepaid expenses and other assets	(8,797)	(20,354)
Feature film production assets	(6,573)	(870)
Television production assets	(20,001)	(20,266)
Accounts payable, accrued expenses and other liabilities	(31,583)	9,059
Deferred income	20,153	17,199
Net cash provided by operating activities	2,275	121,481
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(56,290)	(21,445)
Purchases of short-term investments	(74,868)	(82,064)
Proceeds from sales and maturities of short-term investments	113,262	50,833
Purchase of investment securities	(1,006)	(1,038)
Other	794	1,000
Net cash used in investing activities	(18,108)	(52,714)
FINANCING ACTIVITIES:
Repayment of long-term debt	(3,815)	(3,524)
Repayment of finance leases	(6,218)	—
Dividends paid	(28,157)	(27,880)
Debt issuance costs	(708)	—
Taxes paid related to net settlement upon vesting of equity awards	(30,125)	(50,720)
Proceeds from issuance of stock	2,324	1,774
Repurchase and retirement of common stock	(8,452)	—
Net cash used in financing activities	(75,151)	(80,350)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(90,984)	(11,583)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,457	137,700
CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,473	$126,117
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 13)	$7,234	$5,577

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

Included within Operating expenses are the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization and impairment of feature film assets	$2,978	$2,331	$4,751	$5,856
Amortization of television production assets	9,888	7,716	22,777	20,534
Amortization of WWE Network content delivery and technology assets	508	1,572	4,272	5,030
Amortization of right-of-use assets - finance leases of equipment	2,015	—	6,007	—
Total amortization and impairment included in operating expenses	$15,389	$11,619	$37,807	$31,420

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues:
Media	$146,168	$142,078	$478,516	$478,086
Live Events	23,261	26,723	98,231	109,808
Consumer Products	16,954	19,590	60,893	69,760
Total net revenues	$186,383	$188,391	$637,640	$657,654

Adjusted OIBDA:
Media	$41,562	$50,336	$107,563	$138,474
Live Events	(2,956)	120	11,174	18,458
Consumer Products	3,960	4,050	16,196	17,796
Corporate	(17,142)	(18,698)	(62,508)	(60,270)
Total Adjusted OIBDA	$25,424	$35,808	$72,425	$114,458

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total operating income	$6,439	$18,127	$16,690	$61,091
Depreciation and amortization (1)	11,245	5,905	23,503	19,059
Stock-based compensation	7,740	11,776	32,232	34,308
Other adjustments	—	—	—	—
Total Adjusted OIBDA	$25,424	$35,808	$72,425	$114,458

(1)Depreciation and amortization for the three and nine months ended September 30, 2019 includes $2,268 of amortization related to the right-of-use asset for the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease. Refer to Note 8, Leases, for further details.

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

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues:
Media Segment:
Network (including pay-per-view)	$44,199	$49,445	$143,001	$152,445
Core content rights fees (1)	72,210	65,912	209,294	197,590
Advertising and sponsorships	15,014	15,038	44,819	46,811
Other (2)	14,745	11,683	81,402	81,240
Total Media Segment net revenues	146,168	142,078	478,516	478,086
Live Events Segment:
North American ticket sales	18,316	22,426	76,048	85,711
International ticket sales	2,302	2,238	12,039	15,771
Advertising and sponsorships	529	400	1,673	1,520
Other (3)	2,114	1,659	8,471	6,806
Total Live Events Segment net revenues	23,261	26,723	98,231	109,808
Consumer Products Segment:
Consumer product licensing	7,843	8,559	26,650	28,608
eCommerce	5,624	6,786	18,857	23,304
Venue merchandise	3,487	4,245	15,386	17,848
Total Consumer Products Segment net revenues	16,954	19,590	60,893	69,760
Total net revenues	$186,383	$188,391	$637,640	$657,654

(1)Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown, as well as our NXT programming, through global broadcast, pay television and digital platforms.

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

Remaining Performance Obligations

As of September 30, 2019, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,285,583, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2019 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2019 through 2025. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2019 through 2028. The transaction price related to these future obligations does not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

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

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e. contract liabilities) as of September 30, 2019 and December 31, 2018 was $68,092 and $49,487, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

The net increase in the deferred revenue balance for the nine months ended September 30, 2019 of $18,605 is primarily driven by television rights and licensing advances received, partially offset by revenue recognized during the period as a result of satisfying our performance obligations.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $850 and $1,886 at September 30, 2019 and December 31, 2018, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. During the three and nine months ended September 30, 2019 and 2018, the amount of amortization was $345 and $345, and $1,036 and $1,011, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$5,790	$33,590	$7,808	$58,370

Weighted average basic common shares outstanding	78,461	77,808	78,184	77,371
Dilutive effect of restricted and performance stock units	984	1,620	1,536	2,010
Dilutive effect of convertible debt instruments	10,410	11,332	11,048	8,563
Dilutive effect of employee share purchase plan	—	—	3	—
Weighted average dilutive common shares outstanding	89,855	90,760	90,771	87,944

Earnings per share:
Basic	$0.07	$0.43	$0.10	$0.75
Diluted	$0.06	$0.37	$0.09	$0.66

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	5,626	6,030	5,906	4,815
Outstanding restricted and performance stock units	—	1	—	320

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

The denominator of our diluted earnings per share calculation includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator of our diluted earnings per share calculation includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes had a $0.01 impact on diluted earnings per share for the three and nine months ended September 30, 2019, respectively. The dilution from the Convertible Notes had a $0.05 and $0.07 impact on diluted earnings per share for the three and nine months ended September 30, 2018. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs, the Company's qualified employee stock purchase plan and shares issued to the Company’s Board of Directors, totaled $7,740 and $11,776, and $32,232 and $34,308 for the three and nine months ended September 30, 2019 and 2018, respectively.

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

The following table summarizes the RSU activity during the nine months ended September 30, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	409,665	$26.52
Granted	85,340	$83.35
Vested	(198,117)	$23.50
Forfeited	(25,891)	$41.43
Dividend equivalents	2,129	$28.97
Unvested at September 30, 2019	273,126	$45.10

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

The following table summarizes the PSU activity during the nine months ended September 30, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	1,116,085	$39.98
Granted	155,872	$71.15
Achievement adjustment	297,061	$83.51
Vested	(837,597)	$38.83
Dividend equivalents	5,280	$54.36
Unvested at September 30, 2019	736,701	$69.27

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

The following table summarizes the PSU-TSR activity during the nine months ended September 30, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	340,971	$47.42
Granted	—	$—
Vested	—	$—
Unvested at September 30, 2019	340,971	$47.42

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
Land, buildings and improvements	$165,491	$141,070
Equipment and projects in progress	152,429	129,367
Corporate aircraft	32,249	32,249
Vehicles	1,030	942
	351,199	303,628
Less: accumulated depreciation and amortization	(175,618)	(155,539)
Total	$175,581	$148,089

Depreciation expense for property and equipment totaled $9,287 and $5,682, and $21,056 and $18,406 for the three and nine months ended September 30, 2019 and 2018, respectively.

During the three months ended September 30, 2019, we also recorded non-cash abandonment charges of $427 to write off the carrying value of certain assets included within the construction-in-progress account that we deemed will no longer be used by the Company and had no further alternative use. This charge is included as a component of Operating expenses on the Consolidated Statements of Operations.

Depreciation expense for the nine months ended September 30, 2019 reflects a benefit of $644 from the recognition of tax credits relating to our infrastructure improvements in conjunction with capital projects to support our increased content production efforts. The credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. The credit was recognized in the current year period but related to assets placed in service in prior years.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

During the nine months ended September 30, 2018, we recorded a non-cash abandonment charge of $1,693 to write off the carrying value of internal use software that we deemed will no longer be used by the Company and had no further alternative use. This charge is included as a component of Operating expenses on the Consolidated Statements of Operations and included within our Media segment results.

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

Information about the Nature of WWE’s Lease Portfolio

As of September 30, 2019, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarters lease that commenced on July 1, 2019 (see additional details below), our other real estate leases have remaining lease terms of approximately one year to nine years, some of which may include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to five years. Generally, no covenants are imposed by our lease agreements.

As previously announced on March 18, 2019, the Company entered into a lease with Stamford Washington Office LLC (the “Landlord”) under which the Company will lease approximately 415,266 rentable square feet in an office complex located in Stamford, Connecticut. The new location will allow the Company to bring together its operations, including its production studios and corporate offices, at its new site.

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

The lease is accounted for as a finance lease pursuant to the new lease accounting standard, and the Company recorded a lease obligation of $325,453 and right-of-use asset of $285,762, net of tenant improvement allowances of $39,838 which are expected to be received from the landlord. The tenant improvement allowance is recorded within Other assets on our Consolidated Balance Sheets. The Company expects to complete its move into the new space in early 2021.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Key Estimates and Judgments

Key estimates and judgments made in applying the lease accounting rules include how the Company determines (i) the discount rate it uses to discount the unpaid lease payments to present value, (ii) lease term and (iii) lease payments. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot readily determine the interest rate implicit in the lease and therefore uses the incremental borrowing rate for its leases. The incremental borrowing rate reflects the rate of interest that the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The incremental borrowing rates were generally determined by estimating the appropriate collateralized borrowing rates to be used for our leases and considered certain factors including, the lease term, economic environment and the assumed credit rating profile of the Company. The lease term for all of the Company’s lease arrangements include the noncancelable period of the lease plus, if applicable, any additional periods covered by an option to extend the lease that is reasonably certain to be exercised by the Company.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$4,283	$8,275
Interest on lease liabilities	4,227	5,766
Operating lease costs	2,114	6,716
Other short-term and variable lease costs	154	1,457
Sublease income (1)	(22)	(54)
Total lease costs	$10,756	$22,160

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$142	$489
Operating cash flows from operating leases	$1,678	$6,093
Finance cash flows from finance leases	$2,109	$6,218
Right-of-use assets obtained in exchange for new finance lease liabilities (2)	$286,086	$286,086
Right-of-use assets obtained in exchange for new operating lease liabilities (2)	$2,365	$5,608

		As of
		September 30,
		2019
Weighted-average remaining lease term - finance leases		29.4 years
Weighted-average remaining lease term - operating leases		4.5 years
Weighted-average discount rate - finance leases		4.8%
Weighted-average discount rate - operating leases		4.6%

(1)Sublease income excludes rental income from owned properties.

(2)Includes right-of-use assets for leases that commenced after January 1, 2019.

Maturity of lease liabilities as of September 30, 2019 were as follows:

	Operating	Finance
	Leases	Leases
2019	$1,938	$2,278
2020	7,157	8,288
2021	6,079	20,878
2022	3,324	19,341
2023	1,894	19,255
Thereafter	4,178	655,518
Total lease payment	24,570	725,558
Less: imputed interest	(2,465)	(384,127)
Total future minimum lease payments	$22,105	$341,431

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

9. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
In release	$8,958	$12,430
In production (1)	6,339	707
In development	161	421
Total	$15,458	$13,558

(1)Balance as of September 30, 2019 includes $2,989 of certain film projects that the Company is producing on behalf of third-party content distributors in exchange for a production fee. Upon completion and delivery of the films to the distributors, we will recognize the net fee as revenue.

Approximately 30% of “In release” film production assets are estimated to be amortized over the next 12 months, and approximately 66% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing approximately 80% of our "In release" film production assets within five years as we receive revenues associated with television distribution of our licensed films. During the three and nine months ended September 30, 2019 and 2018, we amortized $2,126 and $884, and $3,348 and $2,192, respectively, of feature film production assets.

We currently have three films “In production.” We also have capitalized certain script development costs and pre-production costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the three and nine months ended September 30, 2019 and 2018, we expensed $93 and $122, and $200 and $851, respectively, related to previously capitalized development costs related to abandoned projects.

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

We recorded impairment charges of $759 and $1,325, and $1,203 and $2,813, related to our feature films during the three and nine months ended September 30, 2019 and 2018, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

10. Television Production Assets, Net

Television production assets consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
In release	$1,877	$1,308
Completed but not released	123	—
In production	2,697	6,165
Total	$4,697	$7,473

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

Amortization of television production assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
WWE Network programming	$766	$630	$3,989	$5,688
Television programming	9,122	7,086	18,788	14,846
Total	$9,888	$7,716	$22,777	$20,534

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the three and nine months ended September 30, 2019 and 2018, we did not record any impairments related to our television production assets.

11. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	September 30,	December 31,
	2019	2018
Equity method investments	$14,368	$14,508
Nonmarketable equity investments without readily determinable fair values	12,999	10,840
Marketable equity investments with readily determinable fair values	489	4,848
Total investment securities	$27,856	$30,196

Equity Method Investments

Our equity method investments relate primarily to our investment in Tapout. In March 2015, WWE and Authentic Brands Group (“ABG”) formed a joint venture to re-launch an apparel and lifestyle brand, Tapout. ABG agreed to contribute certain intangible assets for the Tapout brand, licensing contracts, systems, and other administrative functions to Tapout. The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG. To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Other income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities. The Company did not record any impairment charges related to our investment in Tapout during the three and nine months ended September 30, 2019 and 2018.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net equity method earnings from Tapout	$213	$158	$630	$859
Net dividends received from Tapout	(352)	(68)	(770)	(852)
Equity in earnings of affiliate, net of dividends received	$(139)	$90	$(140)	$7

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the three and nine months ended September 30, 2019 and 2018, we recorded revenues of $467 and $608, and $1,548 and $2,264, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of September 30, 2019 was $1,442, and was included in Deferred Income.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $1,442 as of September 30, 2019. Creditors of Tapout do not have recourse against the general credit of the Company.

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

The following table summarizes the impairments and observable price change event adjustments recorded on our equity investments without readily determinable fair values for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Impairments (1)	$—	$—	$—	$(3,000)
Observable price change adjustments (2)	—	2,181	1,151	2,181
Total income (loss) from adjustments to equity investments	$—	$2,181	$1,151	$(819)

(1)During the second quarter of 2018, the Company recorded an impairment charge on our investment in a mobile video publishing business for the excess of the carrying value over its estimated fair value resulting from going concern issues of the underlying investee company. This charge is reflected in Other income, net in our Consolidated Statements of Operations.

(2)During the third quarter of 2018, the Company recorded an upward adjustment to the carrying value related to one of the Company’s equity investments. The adjustment was the result of an observable price change event in connection with a financing round completed by the investee where the underlying value of the preferred shares issued were greater than the value per share of WWE’s substantially similar preferred shares in the investee. During the second quarter of 2019, the Company recorded upward adjustments to the carrying values related to two of the Company’s equity investments. The adjustments were the result of observable price change events in connection with financing rounds completed by the investees where the underlying value of the preferred shares issued were greater than the value per share of WWE’s substantially similar preferred shares in the investees. These adjustments are reflected in Other income, net in our Consolidated Statements of Operations.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Marketable Equity Investments With Readily Determinable Fair Values

As of September 30, 2019, our investment portfolio includes one investment in a marketable equity security of a publicly traded company. The Company accounts for the equity investment in the common stock of Phunware Inc. (“Phunware”), a software application developer, as a marketable equity investment with readily determinable fair values based on quoted prices on the NASDAQ. During the three and nine months ended September 30, 2019, the Company recorded an unrealized holding loss of $568 and $4,359, respectively, based on the closing price of the investee company as of the last trading day of the period, which is included as a component of Other income, net in the Consolidated Statements of Operations. As the underlying stock price of Phunware fluctuates, WWE is exposed to future earnings volatility to the extent WWE continues to hold this investment.

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of September 30, 2019				As of December 31, 2018
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$46,223	$32	$(51)	$46,204	$62,847	$4	$(439)	$62,412
Corporate bonds	92,068	112	(89)	92,091	100,543	—	(1,037)	99,506
Municipal bonds	4,192	—	(2)	4,190	7,900	—	(41)	7,859
Government agency bonds	12,387	4	(2)	12,389	22,066	—	(157)	21,909
Total	$154,870	$148	$(144)	$154,874	$193,356	$4	$(1,674)	$191,686

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

As of September 30, 2019, contractual remaining maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 1 year
Corporate bonds	1 month - 3 years
Municipal bonds	2 months - 3 months
Government agency bonds	6 months - 1 year

During the three and nine months ended September 30, 2019 and 2018, we recognized $1,012 and $1,137, and $3,805 and $3,244, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income, net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Proceeds from sales and maturities of short-term investments	$54,414	$14,660	$113,262	$50,833
Purchases of short-term investments	$11,221	$17,520	$74,868	$82,064

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

The Company's long-lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the three and nine months ended September 30, 2019, we recorded non-cash abandonment charges of $427 to write off the carrying value of certain assets included within property and equipment that we deemed will no longer be used by the Company and had no further alternative use. During the nine months ended September 30, 2018, we recorded a non-cash abandonment charge of $1,693 to write off the carrying value of internal use software that we deemed will no longer be used by the Company and had no further alternative use. These charges are included as a component of Operating expenses in our Consolidated Statements of Operations. Apart from these charges, the Company did not record any other impairment charges on long lived property and equipment and television production assets during the three and nine months ended September 30, 2019 and 2018. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the nine months ended September 30, 2019 and 2018, the Company recorded impairment charges of $1,203 and $2,813 on feature film production assets based upon fair value measurements of $943 and $2,475, respectively. See Note 9, Feature Film

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third-party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At September 30, 2019, the face amount of the mortgage loan and promissory note approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of September 30, 2019 and December 31, 2018, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$205,911	$191,009	$189,323	$187,371

(1)The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
Trade related	$9,768	$12,198
Staff related	8,076	10,255
Management incentive compensation	11,732	37,103
Talent related	7,209	8,799
Accrued WWE Network related expenses	5,293	2,054
Accrued event and television production	10,868	13,881
Accrued legal and professional	5,593	4,906
Accrued purchases of property and equipment	7,234	13,464
Accrued film liability	6,145	2,774
Accrued other	10,961	14,724
Total	$82,879	$120,158

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

Pursuance to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least December 31, 2019. As of September 30, 2019, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of September 30, 2019, no actual conversions have occurred to date. See Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

The Convertible Notes consisted of the following components:

	As of
	September 30,	December 31,
	2019	2018
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(23,991)	(27,629)
Less: Unamortized debt issuance costs	(3,773)	(4,281)
Net carrying amount	$187,236	$183,090

Equity component (1)	$35,547	$35,547

(1)Recorded in the Consolidated Balance Sheets within additional paid-in capital.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
3.375% contractual coupon	$1,814	$1,814	$5,442	$5,442
Amortization of debt discount	1,232	1,156	3,638	3,413
Amortization of debt issuance costs	174	156	508	457
Additional interest on Convertible Notes (1)	—	—	1,370	—
Interest expense	$3,220	$3,126	$10,958	$9,312

(1)During the nine months ended September 30, 2019, additional nonrecurring interest expense was incurred pursuant to the notes’ indenture related to the removal of the restrictive legend and assignment of the unrestricted CUSIP on the Convertible Notes.

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

15. Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	September 30,	December 31,
	2019	2018
Current portion of long-term debt:
Aircraft financing	$4,413	$4,740
Mortgage	390	378
Total current portion of long-term debt	$4,803	$5,118

Long-term debt:
Aircraft financing	$—	$3,218
Mortgage	22,196	22,478
Total long-term debt	$22,196	$25,696

Total	$26,999	$30,814

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

Credit Facility

Revolving Credit Facility

On May 24, 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Amended and Restated Revolving Credit Facility”). The Amended and Restated Revolving Credit Facility replaces the previous $100,000 revolving credit facility and, among other things, extends the maturity date from July 29, 2021 to May 24, 2024. Applicable interest rates for the borrowings under the Amended and Restated Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of September 30, 2019, the LIBOR-based rate plus margin was 3.34%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.175% on the average daily unused portion of the Amended and Restated Revolving Credit Facility. Under the terms of the Amended and Restated Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of September 30, 2019, the Company was in compliance with the Amended and Restated Revolving Credit Facility and had available debt capacity under the terms of the Amended and Restated Revolving Credit Facility of $200,000. As of September 30, 2019 and December 31, 2018, there were no amounts outstanding under the Amended and Restated Revolving Credit Facility.

16. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, pay-per-view and home video distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At September 30, 2019, our two largest receivable balances from customers were 46% and 12% of our gross accounts receivable. At December 31, 2018, our largest receivable balance from customers was 30% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

17. Income Taxes

As of September 30, 2019 and December 31, 2018, we had $16,680 and $17,138, respectively, of deferred tax assets, net, included in our Consolidated Balance Sheets.

During the three and nine months ended September 30, 2019 and 2018, we recognized $8,051 and $20,688, and $8,176 and $20,734, respectively, of excess tax benefits related to the Company’s share-based compensation awards at vesting. Income tax effects of vested awards are included within the provision for income taxes on the Consolidated Statements of Operations. The tax benefit recorded is driven by the increase in the Company’s stock price between the original grant date of the awards and their subsequent

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

vesting date. The corresponding offset of these tax benefits is included as a component of Prepaid expenses and other current assets within our Consolidated Balance Sheets.

Discrete tax items, including the aforementioned excess tax benefits, resulted in a net tax benefit of $6,660 and $20,438, and $6,794 and $20,566 during the three and nine months ended September 30, 2019 and 2018, respectively. Excluding these items, our effective tax rate was 27% and 28%, and 25% and 28% for the three and nine months ended September 30, 2019 and 2018, respectively.

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

We recorded the following incentives during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Television production incentives	$12,498	$11,702	$13,167	$11,702
Feature film production incentives	66	7	263	22
Infrastructure improvement incentives on qualifying capital projects (1)	—	—	1,438	—
Total	$12,564	$11,709	$14,868	$11,724

(1)Of this amount, $794 was recorded as a reduction in property and equipment, with the remainder recorded as a reduction to depreciation expense. Refer to Note 7, Property and Equipment, for further information.

19. Commitments and Contingencies

Refer to Note 8, Leases, for a description of the Company’s new global headquarters lease, which commenced on July 1, 2019.

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits sought unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs have attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that will determine the merits of the appeals. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company and Mr. McMahon filed their appellees’ brief on October 7, 2019. The plaintiffs-appellants filed a reply brief on October 28, 2019. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

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

During the three months ended September 30, 2019, the Company repurchased 110,228 shares of common stock in the open market at an average price of $68.33 for an aggregate amount of $7,532. During the nine months ended September 30, 2019, the Company repurchased 122,630 shares of common stock in the open market at an average price of $68.94 for an aggregate amount of $8,454. All share repurchases have been retired. As of September 30, 2019, $491,546 of common stock may be repurchased under the stock repurchase program announced on February 7, 2019.

Stock repurchases are accounted for under the retirement method as all shares repurchased have been retired. There were no unsettled share repurchases as of September 30, 2019. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings, with certain limitations. The portion allocated to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. Direct costs incurred to repurchase the common stock were not material and were expensed in the period incurred. For the three and nine months ended September 30, 2019, $6,496 and $1,035, and $7,295 and $1,157 was deducted from retained earnings and additional paid-in capital, respectively, related to the common stock shares retired.

21. Related Party Transactions

As previously disclosed, in April 2018, the Company entered into a support services agreement to provide Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, with certain administrative support services with such services billed to Alpha on a cost-plus margin basis. During the three and nine months ended September 30, 2019, the Company billed Alpha $590 and $2,744, respectively, for services rendered under the support services agreement. Amounts billed to Alpha for the three and nine months ended September 30, 2018 were not significant. As of September 30, 2019, the Company had $1,191 of current receivables for amounts billed to Alpha.

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

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Net revenues
Media	$146.1	$142.1	3%
Live Events	23.2	26.7	(13)%
Consumer Products	17.0	19.6	(13)%
Total net revenues (1)	186.3	188.4	(1)%
Operating expenses
Media	97.5	83.0	17%
Live Events	23.8	23.3	2%
Consumer Products	12.5	14.5	(14)%
Total operating expenses (2)	133.8	120.8	11%
Marketing and selling expenses
Media	12.4	16.7	(26)%
Live Events	3.0	4.5	(33)%
Consumer Products	1.0	2.3	(57)%
Total marketing and selling expenses (3)	16.4	23.5	(30)%
General and administrative expenses	18.5	20.1	(8)%
Depreciation and amortization	11.2	5.9	90%
Operating income	6.4	18.1	(65)%
Interest expense	7.9	3.6	119%
Other income, net	0.2	3.5	(94)%
(Loss) income before income taxes	(1.3)	18.0	(107)%
Benefit from income taxes	(7.1)	(15.6)	54%
Net income	$5.8	$33.6	(83)%

(1)Our consolidated net revenues decreased by $2.1 million, or 1%, in the current year quarter as compared to the prior year quarter. This decrease was driven by a decline of $4.6 million in network revenues resulting from a 9% decline in average paid subscribers on WWE Network, coupled with lower North American ticket sales revenues of $4.1 million due to the staging of 19 fewer events and lower average attendance. Additionally, a $2.6 million reduction of revenues in our Consumer Products segment was due, in part, to lower sales of merchandise at our eCommerce platforms and live event venues. These declines were partially offset by increased revenues of $6.3 million associated with the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown, coupled with $2.6 million of incremental revenues from our WWE Studios portfolio. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $13.0 million, or 11%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $11.5 million of higher costs associated with business support functions, coupled with strategic investments to support our content creation. These increases were partially offset by lower management incentive and stock compensation expenses. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated marketing and selling expenses decreased by $7.1 million, or 30%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by lower management incentive and stock compensation expenses. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	September 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$6.4	3%	$18.1	10%
Depreciation and amortization	11.2	6%	5.9	3%
Stock-based compensation	7.8	4%	11.8	6%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$25.4	14%	$35.8	19%

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Adjusted OIBDA
Media	$41.5	$50.4	(18)%
Live Events	(2.9)	0.2	(1,550)%
Consumer Products	4.0	4.0	—%
Corporate	(17.2)	(18.8)	9%
Total Adjusted OIBDA	$25.4	$35.8	(29)%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Net Revenues
Network (including pay-per-view)	$44.2	$49.5	(11)%
Core content rights fees (1)	72.2	65.9	10%
Advertising and sponsorship	15.0	15.0	—%
Other (2)	14.7	11.7	26%
Total net revenues	$146.1	$142.1	3%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,465,400	1,614,900	(9)%
Domestic	1,062,100	1,186,400	(10)%
International (3)	403,300	428,500	(6)%
Number of average paid WWE Network subscribers	1,511,300	1,663,700	(9)%
Domestic	1,098,700	1,213,300	(9)%
International (3)	412,600	450,400	(8)%

(1)Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown, as well as our NXT programming, through global broadcast, pay television and digital platforms.

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

	Three Months Ended
	September 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$33.0	23%	$39.3	28%
Depreciation and amortization	3.2	2%	3.1	2%
Stock-based compensation	5.3	4%	8.0	6%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$41.5	28%	$50.4	35%

Media net revenues increased by $4.0 million, or 3%, in the current quarter as compared to the prior year quarter. Our core content rights fees increased by $6.3 million, or 10%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown. Other revenues increased by $3.0 million, or 26%, primarily driven by the timing and performance of our WWE Studios portfolio. These increases were partially offset by a decline of by $5.3 million, or 11%, in our Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view. This decline was primarily driven by a reduction in average paid subscribers resulting from the impact of lower subscriber additions earlier in the year. The subscription pricing of WWE Network at September 30, 2019 is $9.99 per month with no minimum commitment.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was driven by increased costs of $8.9 million associated with business support functions, coupled with strategic investments to support our content creation. These increases were partially offset by lower management incentive and stock compensation expenses.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Net Revenues
North American ticket sales	$18.3	$22.4	(18)%
International ticket sales	2.3	2.3	—%
Advertising and sponsorship	0.5	0.4	25%
Other (1)	2.1	1.6	31%
Total net revenues	$23.2	$26.7	(13)%

Operating Metrics (2)
Total live event attendance	328,400	408,400	(20)%
Number of North American events	67	86	(22)%
Average North American attendance	4,400	4,500	(2)%
Average North American ticket price (dollars)	$56.64	$53.68	6%
Number of international events	7	4	75%
Average international attendance	4,500	5,600	(20)%
Average international ticket price (dollars)	$65.18	$93.18	(30)%

(1)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)Metrics exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 42 NXT events with paid attendance of 29,100 and average ticket prices of $38.20 in the current year quarter as compared to 46 events with paid attendance of 37,600 and average ticket prices of $39.50 in the prior year quarter.

	Three Months Ended
	September 30,
	2019		2018
Reconciliation of Operating (Loss) Income to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(3.5)	(15)%	$(1.1)	(4)%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.6	3%	1.3	5%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(2.9)	(13)%	$0.2	1%

Live Events net revenues, which include revenues from ticket sales and travel packages, decreased by $3.5 million, or 13%, in the current year quarter as compared to the prior year quarter. Revenues from our North American ticket sales decreased by $4.1 million, or 18%, as lower attendance and the impact of 19 fewer events, which decreased revenues by $4.8 million, was partially offset by a 6% increase in average ticket prices. Revenues from our international ticket sales remained flat, as the impact of three additional events was offset by a 30% decline in average ticket prices coupled with a 20% reduction in average attendance. The changes in average ticket prices and average attendance were driven primarily by changes in the mix of venues and territories where the events were held. The reduction in the number of global live events resulted from the Company’s ongoing efforts to optimize the profitability of our touring schedule.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by the reduction in ticket sales for our North American events, as discussed above.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Net Revenues
Consumer product licensing	$7.8	$8.5	(8)%
eCommerce	5.7	6.8	(16)%
Venue merchandise	3.5	4.3	(19)%
Total net revenues	$17.0	$19.6	(13)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$46.09	$41.87	10%
Number of eCommerce orders	115,500	157,900	(27)%
Venue merchandise domestic per capita spending (dollars)	$9.38	$9.26	1%

	Three Months Ended
	September 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$3.4	20%	$2.8	14%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.6	4%	1.2	6%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$4.0	24%	$4.0	20%

Consumer Products net revenues decreased by $2.6 million, or 13%, in the current year quarter as compared to the prior year quarter. eCommerce revenues decreased by $1.1 million, or 16%, primarily due to a 27% decline in the volume of online merchandise orders. Venue merchandise revenues decreased by $0.8 million, or 19%, primarily driven by a reduction in the number of events. Consumer product licensing revenues decreased by $0.7 million, or 8%, primarily due to lower sales from the Company’s licensed video games.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter, primarily driven by a decline in management incentive compensation.

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

	Three Months Ended
	September 30,
	2019		2018
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(26.5)	(14)%	$(22.9)	(12)%
Depreciation and amortization	8.0	4%	2.8	1%
Stock-based compensation	1.3	1%	1.3	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(17.2)	(9)%	$(18.8)	(10)%

Corporate Adjusted OIBDA as a percentage of revenues was essentially flat in the current year quarter as compared to the prior year quarter.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Depreciation and amortization	$11.2	$5.9	90%

Depreciation and amortization expense increased by $5.3 million, or 90%, in the current year quarter as compared to the prior year quarter, primarily driven by additional expenses of $2.9 million associated with Company’s workspace strategy plan.

Interest Expense

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Interest expense	$7.9	$3.6	119%

Interest expense increased by $4.3 million in the current year quarter as compared to the prior year quarter, primarily driven by expense of $4.1 million associated with the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease. The remaining portion of interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, finance leases, assumed mortgage and aircraft financing.

Other Income, Net

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Other income, net	$0.2	$3.5	(94)%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. The decrease of $3.3 million in the current year quarter is primarily driven by the recognition of an upward adjustment of $2.2 million to the carrying value of an equity investments as a result of an observable price change event in the prior year, coupled with the recognition of a loss of $0.6 million in the current year quarter resulting from a valuation adjustment in our marketable equity investment in Phunware.

Income Taxes

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Benefit from income taxes	$(7.1)	$(15.6)	54%
Effective tax rate	587%	(87)%

The benefit from income taxes was primarily driven by the recognition of $8.0 million of excess tax benefits in the current year quarter related to the Company’s share-based compensation awards at vesting, as compared to $20.7 million during the prior year quarter. The tax benefit is driven by the change in the Company’s stock price between when the Company granted the awards and their subsequent vesting date during the third quarter.

Discrete tax items, including the aforementioned excess tax benefits, resulted in a net tax benefit of $6.7 million in the current year quarter as compared to $20.4 million in the prior year quarter. Excluding these items, our effective tax rate was 27% in the current year quarter as compared to 28% in the prior year quarter.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Net revenues
Media	$478.5	$478.1	0%
Live Events	98.2	109.8	(11)%
Consumer Products	60.9	69.8	(13)%
Total net revenues (1)	637.6	657.7	(3)%
Operating expenses
Media	345.0	308.8	12%
Live Events	78.5	81.0	(3)%
Consumer Products	43.1	49.9	(14)%
Total operating expenses (2)	466.6	439.7	6%
Marketing and selling expenses
Media	49.1	53.0	(7)%
Live Events	11.1	13.6	(18)%
Consumer Products	4.2	6.5	(35)%
Total marketing and selling expenses (3)	64.4	73.1	(12)%
General and administrative expenses	66.4	64.7	3%
Depreciation and amortization	23.5	19.1	23%
Operating income	16.7	61.1	(73)%
Interest expense	18.2	11.8	54%
Other income, net	2.8	3.3	(15)%
Income before income taxes	1.3	52.6	(98)%
Benefit from income taxes	(6.5)	(5.8)	12%
Net income	$7.8	$58.4	(87)%

(1)Our consolidated net revenues decreased by $20.1 million, or 3%, in the current year period as compared to the prior year period. This decrease was driven by a decline of $11.6 million in Live Events revenues due to the staging of 39 fewer events and lower average attendance, coupled with a $8.9 million reduction in Consumer Products revenues due to fewer orders on our eCommerce platforms and lower merchandise sales resulting from fewer events. Additionally, there was a decline of $7.4 million in Media revenues resulting from a 5% decline in average paid subscribers on WWE Network. These decreases were partially offset by an increase of $11.7 million associated with the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $26.9 million, or 6%, in the current year period as compared to the prior year period. This increase was primarily driven by $29.3 million of higher costs associated with business support functions, coupled with strategic investments to support our content creation, partially offset by lower management incentive and stock compensation expenses. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated marketing and selling expenses decreased by $8.7 million, or 12%, in the current year period as compared to the prior year period. This decrease was primarily driven by lower management incentive and stock compensation expenses. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Nine Months Ended
	September 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$16.7	3%	$61.1	13%
Depreciation and amortization	23.5	5%	19.1	4%
Stock-based compensation	32.2	7%	34.3	7%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$72.4	15%	$114.5	24%

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Adjusted OIBDA
Media	$107.5	$138.5	(22)%
Live Events	11.2	18.5	(39)%
Consumer Products	16.2	17.8	(9)%
Corporate	(62.5)	(60.3)	(4)%
Total Adjusted OIBDA	$72.4	$114.5	(37)%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Net Revenues
Network (including pay-per-view)	$143.0	$152.5	(6)%
Core content rights fees (1)	209.3	197.6	6%
Advertising and sponsorship	44.8	46.8	(4)%
Other (2)	81.4	81.2	0%
Total net revenues	$478.5	$478.1	0%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,465,400	1,614,900	(9)%
Domestic	1,062,100	1,186,400	(10)%
International (3)	403,300	428,500	(6)%
Number of average paid WWE Network subscribers	1,594,100	1,674,200	(5)%
Domestic	1,163,900	1,222,000	(5)%
International (3)	430,200	452,200	(5)%

(1)Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, Raw and SmackDown, as well as our NXT programming, through global broadcast, pay television and digital platforms.

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

	Nine Months Ended
	September 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$76.2	16%	$107.2	22%
Depreciation and amortization	8.1	2%	9.1	2%
Stock-based compensation	23.2	5%	22.2	5%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$107.5	22%	$138.5	29%

Media net revenues remained flat in the current year period as compared to the prior year period. Our core content rights fees increased by $11.7 million, or 6%, driven primarily by the contractual increases associated with the distribution agreements of our flagship programs, Raw and SmackDown. This increase was mostly offset by a decline in Network revenues, which include revenues generated by WWE Network subscriptions and pay-per-view, of $9.5 million, or 6%, primarily due to a decrease in average paid subscribers coupled with a 20% decline in pay-per-view buys. The decline in average paid subscribers was primarily driven the impact of lower subscriber additions earlier in the year. The subscription pricing of WWE Network at September 30, 2019 is $9.99 per month with no minimum commitment. Additionally, advertising and sponsorship revenues declined by $2.0 million, or 4%, across our Media segment platforms, primarily driven by lower sales of YouTube advertising.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year period as compared to the prior year period. This decrease was driven by increased costs of $27.3 million associated with business support functions, coupled with strategic investments to support our content creation. These increases were partially offset by lower management incentive and stock compensation expenses.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Net Revenues
North American ticket sales	$76.0	$85.7	(11)%
International ticket sales	12.0	15.8	(24)%
Advertising and sponsorship	1.7	1.5	13%
Other (1)	8.5	6.8	25%
Total net revenues	$98.2	$109.8	(11)%

Operating Metrics (2)
Total live event attendance	1,178,400	1,470,600	(20)%
Number of North American events	210	246	(15)%
Average North American attendance	4,900	5,200	(6)%
Average North American ticket price (dollars)	$66.19	$61.22	8%
Number of international events	30	33	(9)%
Average international attendance	4,800	5,700	(16)%
Average international ticket price (dollars)	$79.43	$80.03	(1)%

(1)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)Metrics exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 139 NXT events with paid attendance of 105,900 and average ticket prices of $43.43 in the current year period as compared to 147 events with paid attendance of 119,600 and average ticket prices of $44.32 in the prior year period.

	Nine Months Ended
	September 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$8.7	9%	$15.2	14%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	2.5	3%	3.3	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$11.2	11%	$18.5	17%

Live Events net revenues, which include revenues from ticket sales and travel packages, decreased by $11.6 million, or 11%, in the current year period as compared to the prior year period. Revenues from our North American ticket sales decreased by $9.7 million, or 11%, as the impact of 36 fewer events and a 6% decline in average attendance reduced revenues by $15.2 million. This decrease was partially offset by the impact of an 8% increase in average ticket prices driven by changes in the mix of venues, which contributed $5.1 million in incremental revenues during the current year period. Revenues from our International ticket sales decreased by $3.8 million, or 24%, which was primarily driven by the impact of three fewer events and a 16% decline in average attendance. The reduction in the number of global live events resulted from the Company’s ongoing efforts to optimize the profitability of our touring schedule. These decreases in ticket sales are partially offset by an increase in other revenues of $1.7 million, primarily driven by additional revenues from travel packages for our live events.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year period as compared to the prior year period. This decrease was primarily driven by the impact of reduced revenues, coupled with an increase in fixed costs primarily driven by the mix of venues and territories where the events were held.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Net Revenues
Consumer product licensing	$26.6	$28.6	(7)%
eCommerce	18.9	23.3	(19)%
Venue merchandise	15.4	17.9	(14)%
Total net revenues	$60.9	$69.8	(13)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$46.78	$43.35	8%
Number of eCommerce orders	394,800	531,500	(26)%
Venue merchandise domestic per capita spending (dollars)	$10.43	$10.07	4%

	Nine Months Ended
	September 30,
	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$13.6	22%	$13.4	19%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	2.6	4%	4.4	6%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$16.2	27%	$17.8	26%

Consumer Products net revenues decreased by $8.9 million, or 13%, in the current year period as compared to the prior year period. eCommerce revenues decreased by $4.4 million, or 19%, primarily due to a 26% decline in the volume of online merchandise orders. Venue merchandise revenues decreased by $2.5 million, or 14%, primarily driven by the decline in number of events in the current year. Consumer product licensing revenues decreased $2.0 million, or 7%, primarily due to lower sales from the Company’s licensed toy products.

Consumer Products Adjusted OIBDA as a percentage of revenues was essentially flat in the current year period as compared to the prior year period.

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

	Nine Months Ended
	September 30,
	2019		2018
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(81.8)	(13)%	$(74.7)	(11)%
Depreciation and amortization	15.4	2%	10.0	2%
Stock-based compensation	3.9	1%	4.4	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(62.5)	(10)%	$(60.3)	(9)%

Corporate Adjusted OIBDA as a percentage of revenues was essentially flat in the current year period as compared to the prior year period.

Depreciation and Amortization

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Depreciation and amortization	$23.5	$19.1	23%

Depreciation and amortization expense increased by $4.4 million, or 23%, in the current year period as compared to the prior year period, primarily driven by additional expenses of $3.0 million associated with the Company’s workspace strategy plan.

The current year period also includes a benefit of $0.6 million from the recognition of an infrastructure tax credit. This credit was used to reduce the carrying value of the assets as of their in-service date and consequently the adjustment to depreciation expense reflects the revised amount incurred to date. This credit was recognized in the current year period but related to assets placed in service in prior years.

Interest Expense

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Interest expense	$18.2	$11.8	54%

Interest expense increased by $6.4 million in the current year period as compared to the prior year period, primarily driven by expense of $4.1 million associated with the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease. The remaining portion of interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, finance leases, assumed mortgage and aircraft financing.

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

Other Income, Net

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Other income, net	$2.8	$3.3	(15)%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. Other income, net in the current year period includes $3.8 million of interest income on our short-term investments and $1.6 million of rental income. We also recognized upward adjustments of $1.2 million in the current year period to the carrying values related to two of the Company’s equity investments as a result of observable price change events. These increases were partially offset by the recognition of losses of $4.4 million in the current year period resulting from periodic valuation adjustments in our marketable equity investment in Phunware. The prior year period includes interest income on our short-term investments of $3.2 million and rental income of $1.7 million. The prior year period also includes an upward adjustment of $2.2 million related to an equity investment as a result of an observable price change event, offset by an impairment charge of $3.0 million associated with an equity investment.

Income Taxes

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
Benefit from income taxes	$(6.5)	$(5.8)	12%
Effective tax rate	(481)%	(11)%

The benefit from income taxes was primarily driven by the recognition of $8.2 million of excess tax benefits in the current year period related to the Company’s share-based compensation awards at vesting, as compared to $20.7 million in the prior year period. The tax benefit is driven by the change in the Company’s stock price between when the Company granted the awards and the subsequent vesting date during the third quarter.

Discrete tax items, including the aforementioned excess tax benefits, resulted in a net tax benefit of $6.8 million in the current year period as compared to $20.6 million during the prior year period. Excluding these items, our effective tax rate declined to 25% in the current year period as compared to 28% in the prior year period, primarily driven by the increased deduction for foreign-derived intangible income (FDII).

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $231.3 million and $359.1 million as of September 30, 2019 and December 31, 2018, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds. Our debt balance totaled $214.2 million and $213.9 million as of September 30, 2019 and December 31, 2018, respectively, and includes the carrying value of $187.2 million and $183.1 million related to our convertible senior notes due 2023 as of September 30, 2019 and December 31, 2018, respectively.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities, capital expenditures and for any discretionary repurchase of shares of our common stock under a share repurchase program that was authorized by our Board of Directors in February 2019 (see below for further details). In addition, we have several multi-year agreements, including our previously announced five-year agreements with USA Network and Fox Network effective October 1, 2019 for the domestic distribution of our flagship programs, Raw and Smackdown, which are expected to provide future ongoing liquidity to the Company through the generation of enhanced content rights fees.

On February 7, 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded from one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time. We repurchased 110,228 and 122,630 shares of our common stock in the open market for an aggregate cost of $7.5 million and $8.5 million, respectively, during the three and nine months ended September 30, 2019.

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

On May 24, 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Amended and Restated Revolving Credit Facility"). The Amended and Restated Revolving Credit Facility replaces the previous $100.0 million revolving credit facility and, among other things, extends the maturity date from July 29, 2021 to May 24, 2024. As of September 30, 2019, the Company was in compliance with the provisions of our Amended and Restated Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of September 30, 2019 and December 31, 2018, the amounts outstanding of the mortgage were $22.6 million and $22.9 million, respectively.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of September 30, 2019 and December 31, 2018, the amounts outstanding under the Aircraft Note were $4.4 million and $8.0 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $2.3 million in the nine months ended September 30, 2019, as compared to $121.5 million for the corresponding period in the prior year. The $119.2 million decrease in the current year period was primarily driven by the timing of collections associated with our Super ShowDown event which was held in the second quarter of 2019, combined with lower operating performance and the increased payout of management incentive compensation in the current year.

In the current year period, we spent $6.6 million on feature film production activities, as compared to $0.9 million in the prior year period. We received incentives of $0.7 million related to feature film production in the current year period, as compared to $1.2 million received in the prior year period. We anticipate spending less than $5 million on feature film production activities during the remainder of the current year.

In the current year period, we did not receive any non-film related incentives associated with television production activities, as compared to $0.8 million received in the prior year period. We anticipate receiving approximately $10 million to $15 million of non-film related incentives during the remainder of the year.

In the current year period, we spent $20.0 million to produce non-live event programming for television, including Total Divas Season 9 and Miz & Mrs., and various programs for WWE Network, as compared to $20.3 million in the prior year period. We anticipate spending approximately $10 million to $15 million to produce additional non-live event content during the remainder of the current year.

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At September 30, 2019, our two largest receivable balances from customers were 46% and 12% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $18.1 million in the nine months ended September 30, 2019, as compared to $52.7 million in the prior year period. During the current year period, we purchased $74.9 million of short-term investments and received proceeds from the maturities of our investments of $113.3 million, as compared to purchases of $82.1 million and proceeds of $50.8 million in the prior year period. Capital expenditures increased $34.8 million in the current year period to support the Company’s workplace and technology related strategic initiatives. Capital expenditures for the remainder of the current year are estimated to range between $10 million and $15 million.

Cash Flows from Financing Activities

Cash used in financing activities was $75.1 million for the nine months ended September 30, 2019, as compared to $80.4 million for the prior year period. The Company paid $30.1 million and $50.7 million during the nine months ended September 30, 2019 and 2018, respectively, as a result of directly withholding shares for tax-withholding purposes associated with the vesting of employee equity awards. The Company made dividend payments of $28.2 million and $27.9 million during the nine months ended September 30, 2019 and 2018, respectively. Additionally, the Company also paid $8.5 million for stock repurchases under its approved stock repurchase program and made repayments of $6.2 million against our finance lease obligations during the current year period.

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

Application of Critical Accounting Policies

Refer to Note 8 to the Consolidated Financial Statements for updates to our lease accounting policies. Other than the adoption of the new lease accounting guidance, there have been no significant changes to our critical accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2018 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented the new lease accounting standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 842, Leases. Although the new lease standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to lease accounting and the control activities within them. These included the development of new policies, training, ongoing contract review requirements, and gathering of information provided for the disclosures required in our SEC interim and annual filings. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits sought unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs have attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that will determine the merits of the appeals. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company and Mr. McMahon filed their appellees’ brief on October 7, 2019. The plaintiffs-appellants filed a reply brief on October 28, 2019. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2019 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
July 1, 2019 to July 31, 2019	8,100	$73.06	8,100	498,487,033
August 1, 2019 to August 31, 2019	102,128	$67.96	102,128	491,546,493
September 1, 2019 to September 30, 2019	—	$—	—	491,546,493
Total	110,228	$68.33	110,228	$491,546,493

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

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by George A. Barrios pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and George A. Barrios pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	October 31, 2019	By:	/s/ GEORGE A. BARRIOS
George A. Barrios
Co-President
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)