Form 10-K
period 2019-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2020-02-07
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
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

Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2019 using our closing price on June 30, 2019 was $3,121,938,621.

As of February 4, 2020, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 46,211,631 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 31,099,011 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships.

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

Media

Media net revenues were $743.1 million, $683.4 million and $535.6 million, representing 77%, 73% and 67% of total net revenues in 2019, 2018 and 2017, respectively.

Network

WWE Network launched in February 2014, becoming the first-ever 24/7 live streaming direct-to-consumer network. This subscription-based network is currently available in all international markets other than embargoed countries, including the United Kingdom, Canada, the Middle East, China and Australia, among others. Subscribers can access all of WWE’s live pay-per-view events, exclusive original programming and nearly 11,000 hours of our video-on-demand library. The inclusion of our monthly marquis pay-per-view events, including WrestleMania, and the access to original content and live specials are critical components of the programming which drives our viewer engagement and satisfaction. WWE Network content includes exclusive original programming, groundbreaking documentaries, reality shows and in-ring specials, including WWE Starrcade, The Bump and WWE:24. Our strategy of creating compelling original content for broadcast on WWE Network has contributed to the popularity of WWE Network, which premiered over 340 hours of original content during 2019.

WWE Network is available on select gaming consoles, computers, mobile devices, internet connected TVs, and popular digital media players. As of December 31, 2019, WWE Network had 1,391,000 paid subscribers as compared to 1,528,100 subscribers at

December 31, 2018, representing a 9% decline in our subscriber base. For domestic subscribers, the current subscription pricing of WWE Network is $9.99 per month with no minimum commitment, and new subscribers are currently offered a one-month free trial.

Core Content Rights Fees

Leveraging our expertise in live event television production, we now produce seven hours of original weekly domestic television programming, RAW, SmackDown and NXT, our core content. RAW and NXT are licensed domestically under a multi-year contract with NBC Universal (“NBCU”), while SmackDown moved to broadcast television on the Fox Network. Second runs of RAW and SmackDown are also available on WWE Network 30 days after the original first run airing dates on television.

RAW is a three-hour live primetime program which ranks among the most watched regularly scheduled programs on primetime cable television. RAW remains the longest running weekly episodic program in primetime television history, with nearly 1,400 original episodes, and anchors USA Network’s programming line-up, consistently helping make it the top-rated cable entertainment network.

SmackDown is a two-hour live show airing on Fridays on Fox Network. SmackDown continues to be the second longest running weekly episodic program in primetime TV history, second only to RAW.

NXT moved to USA Network in September 2019 and is now airing live for two hours on Wednesday nights. Prior to airing on USA Network, the weekly NXT programs were exclusively available on WWE Network. The weekly program continues to air on WWE Network shortly after the initial run on USA Network.

WWE’s TV-PG, family-friendly television programming, including RAW and SmackDown, can be seen in more than 800 million homes and in 28 languages around the world. Our international broadcast partners currently include: BT Sport in the United Kingdom; Sony Ten in India, Rogers Communication in Canada, and PPTV in China, among many others.

Advertising and Sponsorships

WWE utilizes the Internet and social media platforms to promote our brands, market and distribute our content and digital products, create a community experience among our fans and sell advertising across these various platforms. WWE currently streams its media content on select social media platforms, such as YouTube and Facebook. WWE surpassed 50 million subscribers on YouTube, and consistently ranks among the top viewed channels, with nearly 21 billion views of WWE content in 2019. The Company receives advertising revenues from YouTube and Facebook based on viewership data of our content. In 2019, WWE had 1.2 billion social media fan engagements across social media platforms such as Facebook, Twitter, YouTube, Instagram and Tumblr.

Our primary website, WWE.com, attracted an average of 8 million monthly unique visitors worldwide during 2019. These visitors viewed an average of 120 million pages and 9 million video streams per month. WWE wallpapers, ringtones, voicetones and videos are available through our mobile partnerships. WWE currently has local language-based websites allowing fans to experience WWE in their native language with a concentration on local events and shows. Currently, the available languages are English, Mandarin, French, German, Polish and Arabic. We have relationships with sales agencies in global markets to sell advertising on WWE.com, which allow our partners to sell advertising across multiple countries.

In addition, through our sponsorship packages, we offer advertisers a full range of our promotional opportunities, including online and print advertising, on-air announcements and special appearances by our Superstars. These opportunities allow our advertisers and sponsors to engage consumers across a variety of our platforms. In 2019, we grew several partnerships with blue-chip brands, including Hyundai, Mars, Coca-Cola, Unilever, Microsoft and KFC. Our transition of SmackDown to Fox Network also enabled us to partner with new advertisers, such as Amazon, Facebook, Taco Bell and Walmart. Our sponsors promote their products utilizing our digital media assets, including promotion on WWE.com as well as promotion through WWE Network and through our live events.

Other

Our Media segment also generates revenue from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

Our reality-based television series currently includes Total Divas, Total Bellas, and Miz and Mrs. Total Divas, a one-hour reality series on E!, was added to WWE's programming line-up in July 2013, and returned for its ninth season in October 2019. The reality-based show explores life beyond the ring for several female WWE Superstars. Previous episodes of Seasons 1 through 9 are also replayed on WWE Network.

Total Bellas, a spinoff of the hit series, Total Divas, was added to WWE's programming line-up in October 2016, and launched a fourth season in January 2019. This reality-based series airing on E! gives viewers exclusive access into the lives of The Bella Twins and their family. Previous episodes of Seasons 1 through 3 are also replayed on WWE Network.

Miz & Mrs., a docuseries chronicling the lives of WWE Superstars The Miz and Maryse, premiered in July 2018 on USA Network. Following the success of the initial six episodes of this reality-based series, USA Network picked up 14 more episodes, which aired during 2019. Season 2 of the series premiered on January 29, 2020. Previous episodes of Season 1 are also replayed on WWE Network.

WWE Studios is our multi-platform production company that develops and produces feature films, television (scripted, non-scripted), and digital content. In 2019, WWE Studios secured partnerships with Netflix, A&E, Quibi and Paramount Entertainment for new WWE programming in 2020 and 2021.

In 2019, we launched two podcasts, After the Bell and The New Day: Feel The Power, in partnership with Endeavor Audio, which both debuted within the top three on Apple podcasts. We also launched localized programming in India, China, the Middle East and Latin America. Additionally, our partnership with Mattel enabled us to create original kids content on YouTube, which garnered more than 50 million views.

Live Events

Live Events net revenues were $125.6 million, $144.2 million and $151.7 million, representing 13%, 16% and 19% of total net revenues in 2019, 2018 and 2017, respectively.

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

Our annual WrestleMania event, which was held in April 2019, sold out MetLife Stadium with more than 82,000 fans in attendance and was the second highest-grossing event in WWE history. The NXT TakeOver: New York event held during WrestleMania week was the highest-grossing NXT event in our history.

North American Ticket Sales

In 2019, we produced 260 live events (excluding NXT) throughout North America, entertaining 1.3 million fans at an average ticket price of $64.21. We hold many of our live events at major arenas across the country. In addition to providing content for our television and other programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

International Ticket Sales

In 2019, we produced 50 live events (excluding NXT) internationally, reaching 226,000 fans at an average ticket price of $81.18. These events were spread over several international tours throughout Europe, the Middle East, Asia, Latin America and Australia.

Consumer Products

Consumer Products net revenues were $91.7 million, $102.6 million and $113.7 million, representing 10%, 11% and 14% of total net revenues in 2019, 2018 and 2017, respectively.

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

eCommerce

WWEShop is our direct-to-consumer e-commerce storefront. WWE merchandise is also distributed on other domestic and international e-commerce platforms, including Amazon. We processed 619,700 orders during 2019 as compared to 786,800 in 2018.

Venue Merchandise

Our direct-to-consumer venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products such as t-shirts, belts, caps and other novelty items, all of which feature our Superstars and/or logos.

Customers

Our customers include content distributors of our media content through their networks and platforms, fans who purchase tickets to our live events, purchase our merchandise at venues or online through our eCommerce platforms and subscribers to WWE Network, advertisers and sponsors, consumer product licensees, and film distributors/buyers. As noted elsewhere, we have several important partners, including NBCU who carries the domestic television distribution of Raw and NXT, Fox Network who domestically distributes SmackDown, and the General Entertainment Authority of the Kingdom of Saudi Arabia who, among other things, hosts our live events in the Middle East.

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

Our success is due primarily to the continuing popularity of our Superstars. We currently have approximately 300 Superstars under exclusive contracts, ranging from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training. Our Superstars are highly trained and motivated independent contractors, whose compensation is tied to the revenue that they help generate. We own the rights to substantially all our characters and exclusively license the rights we do not own through agreements with our Superstars.

Talent Development

We continually seek to identify, recruit and develop additional talent for our business. Our NXT division, which features developmental talent training to become WWE Superstars, has produced approximately 70% of our current active main roster stars, such as Bray Wyatt, Bayley, The Revival, Shinsuke Nakamura, and Carmella. NXT has now evolved into our third brand after Raw and SmackDown and has transitioned into a weekly live television series, as well as global touring brand broadcasting live specials on WWE Network throughout the year. In 2019, we continued our focus on recruiting international talent with tryouts in India, China and Canada, as well as three tryouts at our Performance Center in Florida. These efforts have resulted in approximately 60% of our developmental talent coming from outside the U.S., including the United Kingdom, China, India, Japan, Australia, Ireland, Brazil and Germany. NXT talent train at our WWE Performance Center in Florida, a state-of-the-art training facility, which was designed to cultivate our next generation of talent and has become the center of our talent development program. In efforts to localize our content around the world, we opened the WWE UK Performance Center in January 2019, which is the first WWE training facility outside of the United States.

Competition

While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live event and media content audiences, we face competition from professional and college sports, other live, filmed, televised and streamed entertainment, which includes other professional wrestling leagues, and other leisure activities. We will face increased competition from websites and mobile and other internet connected apps delivering paid and free content, as streamed media offerings continue to expand. For purchases of our merchandise, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many companies with whom we compete have greater financial resources than we do.

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

Employees

As of February 2020, we had 960 employees. This headcount excludes our Superstars and NXT talent, who are independent contractors. Our in-house production staff is supplemented with contract personnel for our television production. We believe that our relationships with our employees are good. None of our employees are represented by a union.

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

Television and WWE Network Programming

The marketplace for audio-visual programming (including cable television and Internet programming) in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. Certain Federal Communications Commission (“FCC”) regulations are imposed directly on the Company and/or indirectly through our distributors. Other domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time. In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks, the complexity of which may result in unintentional noncompliance. In October 2019, the domestic distribution of our program, SmackDown, moved to broadcast television on the Fox Network which resulted in our being responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements. Any failure by us to meet these governmental policies or regulations and private-sector expectations could restrict our program content and, in the case of government regulation, result in monetary liability. Such failure could also adversely affect our levels of viewership and/or number of WWE Network subscribers. Any of these could affect our operating results.

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

Our media content is distributed by cable, satellite and broadcast television networks and digital platforms around the globe. As detailed below, we depend on third parties for many aspects of the operation and distribution of WWE Network. Our films are generally also distributed by other, more established film companies. Because a large portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain (such as due to a breach or alleged breach by either party) or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our financial outlook, liquidity, business and operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our media content by carriers located in the United States and abroad. We have substantial relationships with NBCU, which carries RAW and NXT through its cable networks, and Fox Network, which carries SmackDown. We also have an important partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia. These relationships are expected to continue to constitute a significant percentage of our revenues. We have significant relationships outside the United States. In certain places, notably India and the Middle East, agreements that were expected to be completed have not been signed to date. Many of our other goods and services, such as our toys, video games and home video offerings are manufactured and sold by other parties under licenses of our intellectual property or distribution agreements. Our inability for any of the reasons set forth in these Risk Factors to enter into, maintain and/or renew or replace, as the case may be, these agreements on terms favorable to us could adversely affect our financial outlook, liquidity, business and/or operating results.

Our failure to compete effectively in a rapidly evolving media landscape could adversely affect our operating results.

The manner in which audio/media content is distributed and viewed is constantly changing, and consumers have increasing options to access entertainment video. Changes in technology require Company resources including personnel, capital and operating expenses. Conversely, technology changes have also decreased the cost of video production and distribution for certain programmers (such as through social media), which lowers the barriers to entry and increases the competition for viewership and revenues. While we attempt to distribute our programming across all platforms, our failure to continue to do so effectively (including, for example only, our emphasizing a distribution platform that in time lessens in importance or becomes obsolete or our loss of, or other inability to procure, carriage on an important platform) could adversely affect our operating results. If other providers of video programming address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected. The number of subscribers and ratings of television networks and advertising revenues in general have been reported as being impacted by viewers moving to alternative media content providers, a process known as “cord cutting” and “cord shaving”. Many well-funded digital companies have been competing with the traditional television business model and, while it has been widely reported that they are paying significant amounts for media content, it is not clear that these digital distributors will replace the importance (in terms of money paid for content, viewer penetration and other factors) of television distribution to media content owners such as WWE. Our media partners’ businesses are affected by their sale of advertising and subscriptions for their services. If they are unable to sell advertising and/or subscriptions either with regard to WWE programming specifically (such as, by way of example and without limitation, due to a decline in the popularity of our programming and/or brand) or all of their programing generally, it could adversely affect our operating results.

The Company has spent, and plans to continue to spend, substantial amounts to produce content, build infrastructure and market our WWE Network. If, for any number of reasons, we are unable to continue to develop and monetize this distribution platform successfully, these additional costs, and the loss of very significant revenue, could have a material adverse effect on our operating results.

Need to Attract, Retain and Replace Subscribers. We believe that WWE has a passionate fan base. However, the markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. These markets have and are expected to continue to be subject to rapid changes, and new technologies and evolving business models are developing at a fast pace. The Company expects this competition to continue to grow and the markets to continue to transform. Many players that have entered this space have vastly greater financial and marketing resources than the Company as well as longer operating histories, large customer bases and strong brand recognition. These competitors may secure better terms from suppliers, aggressively price their offerings and devote more technology and marketing resources. Competing offerings include subscription digital services from Amazon, CBS, Disney, ESPN, HBO, Hulu, MLB, NBCU, Netflix, NFL Network, Nickelodeon, Showtime, YouTube and many others. Certain of these competitors have begun to bundle digital networks. Other competitors for viewers of media content include broadcast, cable and satellite television, many of which have so-called “TV everywhere”, stand-alone streaming and/or “on demand” content, online movie and television content providers (both legal such as iTunes and illegal (pirated)), and ad-supported services such as YouTube. Viewers also commit viewing dollars to theatrical films, live events or other leisure activities. Our ability to attract and retain subscribers to WWE Network will depend in part on our ability to provide consistent high-quality content and a high level of service that is perceived as a good value for the consumer’s entertainment dollars. We face intense competition with respect to service levels, content offerings, pricing and related features, which may adversely impact our ability to attract and retain these subscribers. In addition, subscribers are allowed to cancel their subscriptions at any time and could do so for a number of reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, unsatisfactory content (whether as a result of change in consumer tastes or otherwise), competitive entertainment at a lower price and customer service issues. This is commonly referred to as “churn.” Churn may be more pronounced in the periods following larger WWE events shown on WWE Network such as WrestleMania. We will need to add new subscribers continually both to replace subscribers who cancel and to grow our business. If too many of our subscribers cancel our service or if we are unable to attract new subscribers in sufficient numbers, our financial outlook, liquidity, business and operating results would be adversely affected.

Significant Ongoing Costs. WWE Network has and will continue to require significant capital expenditures, content cost and operating costs. Capital expenditures result in increased amortization and depreciation and may require impairment charges if the assets do not provide adequate results. We also intend to continue spending significant amounts on marketing, including promotional offerings to attract, retain and renew subscribers. Any and all such capital and operating costs, if not more than offset by revenues from WWE Network, could have a material adverse effect on our business and operating results.

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

Reliance on Partners to Offer WWE Network. We offer subscribers the ability to receive streaming content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices, such as tablets and mobile phones as well as smart televisions and Blu-Ray players. We intend to continue to offer WWE Network through available platforms and partners. We rely on outside contractors to develop and supply technology and infrastructure necessary to deliver our content and interact with the user, and in this regard, we moved a major portion of our WWE Network infrastructure in 2019 to a new provider. If we are not successful in maintaining, renewing and/or replacing these technology and infrastructure relationships or if we are not successful in entering into and maintaining relationships with platform providers (many of which are governed by relatively short-term agreements), if the costs of maintaining these relationships increase materially, if we or our partners encounter technological, licensing or other impediments to streaming our content, or if viewers either upgrade existing platforms or migrate to new platforms in such a way that we or our partners do not or cannot deliver through the new or upgraded platform, our ability to compete successfully could be adversely impacted. Certain platforms, such as Amazon and Apple, offer their owned or licensed content as well as WWE Network and, therefore, may be disincentivized to promote and deliver WWE Network at the same level as provided for their content.

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

Impact of Government Regulations. The adoption or modification of laws and regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we conduct our business. The growth and development of the market for online commerce has led to more stringent consumer protection laws, including privacy laws such as the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), imposing additional burdens on us. We may be required to comply with new regulations or legislation or new interpretations of existing regulations or legislation. This compliance could cause us to incur significant additional expense or alter our business model or could result in substantial fines, civil liability and/or harm to reputation for noncompliance. In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks and societal norms, the complexity of which may result in unintentional noncompliance which could adversely affect our business and operating results.

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet to access our programming, including laws and/or court decisions that have the effect of limiting Internet neutrality, could limit the demand for our subscription service and increase our cost of doing business. The FCC had adopted an “Open Internet” Report and Order and accompanying rules, which addressed various practices of broadband Internet access providers. Those rules, in substantial part, were reversed by the FCC “Restoring Internet Freedom” Declaratory Ruling, Report and Order released in 2018, and replaced by what the FCC refers to as a “light-touch regulatory framework,” including modified customer transparency requirements. Petitions for review of the FCC’s rulings were filed by multiple parties. In October 2019, the United States Court of Appeals for the District of Columbia (“D.C. Circuit”) largely affirmed the FCC’s 2018 Restoring Internet Freedom decision, though reversed the blanket preemption adopted by the FCC of state and local requirements that are inconsistent with FCC’s deregulatory approach. Petitions for rehearing and rehearing en banc before the D.C. Circuit are currently pending, and no assurances can be given as to the ultimate outcome of these challenges. To the extent that network operators engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, net neutrality, may be nascent or non-existent. Within such a regulatory environment, due to the political and economic power of local network operators, who may have interests that do not align with ours, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Risks Relating to the Internet. We rely on the ability of WWE subscribers to access our service through the Internet. Any point of failure within the Internet infrastructure, whether caused by network hackers, force majeure type events or otherwise, could have a significant adverse effect on WWE Network. In addition, devices for accessing our content are manufactured and sold by entities other than the Company, and any transmission issues through these devices may result in consumer dissatisfaction with WWE Network and adversely affect our business. Technology changes may require that platforms and/or subscribers update their devices and any failure to do so, or the failure of us or our distribution partners to perform adequately through these updated devices could negatively affect our subscribers’ enjoyment of WWE Network which would negatively affect our business. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers (such as through tiered access or pricing), due to the heavy bandwidth use of audio/visual content, we could incur greater operating expenses and our subscriber acquisition costs, and subscriber numbers, could be negatively impacted. Most network operators that provide consumers access to the Internet also provide consumers audiovisual programming. As a result, these companies have an incentive to use their network infrastructure in a manner adverse to our success. To the extent network operators are able to provide preferential treatment to their traffic or otherwise implement discriminatory network management practices under the FCC’s Restoring Internet

Freedom decision described above, WWE Network could be negatively impacted which could have a material adverse effect on our business and operating results. In international markets, these same incentives apply, and consumer demand, regulatory oversight and competition may not be as strong of a check on these practices as they are in domestic markets.

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

International Offerings. We have made our U.S. based WWE Network available in international markets other than embargoed countries. We are not currently offering different content in different countries internationally and we may find that our United States product does not resonate with consumers in other nations. International expansion also entails greater infrastructure and differing legal and regulatory environments. Other risks relating to foreign operations could include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating, among other things, to bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection (including the GDPR), consumer protection, censorship, licensing and other regulatory matters. If we are not able to manage the growing complexity of our international operations, our business could be adversely affected.

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

In addition to serving as Chairman of our Board of Directors and Chief Executive Officer, Mr. McMahon leads the creative team that develops the storylines and the characters for our programming (including our television, WWE Network and other programming) and live events. From time to time, Mr. McMahon has also been an important member of our cast of performers. The loss of Mr. McMahon due to unexpected retirement, disability, death or other unexpected termination for any reason could have a material adverse effect on our ability to create popular characters and creative storylines or could otherwise adversely affect our operating results. Mr. McMahon has established Alpha Entertainment LLC, to explore investment opportunities across the sports entertainment landscapes, and Alpha Entertainment LLC is launching a professional football league, with the first game scheduled to be played in February 2020. While he has provided the Company assurances that his focus on WWE will not be diverted by these efforts, any such diversion or perception of such diversion could adversely affect our operating results and could have a material adverse effect on our stock price.

Changes in the regulatory atmosphere and related private sector initiatives could adversely affect our businesses.

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States. However, under FCC regulations in many instances we are responsible for closed captioning our television and internet programming. SmackDown is now on broadcast television on the Fox Network and we are responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements applicable to programming distributed over television broadcast stations. Any failure to remain in compliance with these requirements could expose us to substantial costs and adverse publicity which could impact our operating results. Changes in FCC regulations, and the potential reallocation of satellite spectrum for “5G” next generation wireless broadband use, could impact the availability of satellite transmission spectrum for video programming distribution, which could increase the transmission costs of certain of our programming and/or affect transmission quality and reliability. The markets for programming (including television and WWE Network programming) in the United States and internationally may be substantially affected by government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and WWE Network programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to the production and distribution of video programming are announced from time to time. In particular, India recently placed regulatory restrictions on the pricing of television channels. Compliance by our licensees of these initiatives and/or their noncompliance of governmental policies could restrict our program distribution and adversely affect our levels of viewership and/or the number of WWE Network subscribers, result in adverse publicity and/or impact our operating results.

The markets in which we operate are intensely competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence, which could adversely affect our operating results.

We face competition for our audiences from professional and college sports, as well as other forms of live and televised, streamed and filmed entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace. For the sale of our consumer products, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many of the companies with whom we compete have substantially greater financial resources than we do. Other new and existing professional wrestling leagues also compete with our goods and services. Our failure to compete effectively could result in a significant loss of viewers, subscribers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could adversely affect our operating results.

We face uncertainties associated with international markets, which could adversely affect our operating results and impair our business strategy.

We are consistently negotiating and entering into new agreements and renewals and extensions of existing agreements for our products and services in international markets. Our U.S. based WWE Network is available in all international markets except where embargos preclude it. In 2018, WWE embarked on an important long-term partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia for, among other things, a series of live events in that region. We hold talent tryouts overseas, including, in 2019, Canada, China and India. Our first WWE training facility outside of the United States is in the United Kingdom. Cultural norms and regulatory frameworks vary in the markets in which we operate and our products' nonconformance to local norms or applicable law, regulations or licensing requirements could interrupt our operations or affect our sales, viewership and success in the markets. Our production of live events overseas subjects us to numerous risks involved in foreign travel and operations and also subjects us to local norms and complex regulations (including visa obligations). In addition, these live events and the licensing and/or sale of our goods and services in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets, terrorism and wars. Other risks relating to foreign operations include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating to, among other things, bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection, consumer protection, censorship, licensing and other regulatory matters as well as possible reputational risks. The GDPR applies to certain of our operations, and its provisions are far reaching, and noncompliance could result in significant fines, operational issues and/or harm to reputation. The United Kingdom’s referendum to withdraw its membership from the European Union (referred to as “Brexit”) could complicate international matters including financial, legal, tax and trade implications. While we have committed significant financial and personnel resources toward compliance, no assurances can be provided that our efforts will be entirely successful. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets, which could adversely affect our business.

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

We could incur substantial liability relating to accidents or injuries (or insurance relating thereto) arising out of our physically demanding events.

We hold numerous live events each year. This schedule exposes our performers and our employees who are involved in the production of those events to the risk of travel and performance-related accidents, the consequences of which are not fully covered by insurance. The physical nature of our events exposes our performers to the risk of serious injury or death. Although our performers, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we self-insure medical costs for our performers for injuries that they incur while training and performing. We self-insure a substantial portion of any other liability that we could incur relating to such injuries. In certain states, notably California and New York, legislative changes have been enacted or are contemplated that draw into question our ability to treat our talent as independent contractors in those states. In California certain litigation, to which the Company is not a party, has been brought questioning the enforceability of the new law. It is early in this process, and the impact to the Company of these initiatives is unknown. If ultimately required, worker’s compensation insurance for our talent or other aspects of their treatment as employees in those states could add expense to, or otherwise alter, our operations, which could affect our business, financial condition and/or results of operations. Liability to us resulting from any death or serious injury sustained by one of our performers while performing, to the extent not covered by our insurance, could adversely affect our business, financial condition and operating results. As noted below, we are the defendant in litigation claiming that performers sustained significant injuries while performing for the Company including, but not limited to, traumatic brain injuries.

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

The Company faces the risk of a security breach or disruption, whether through external cyber intrusion or from persons with access to systems inside our organization. The Company commits significant personnel and financial resources to maintain the security of its computer systems, including implementing various measures to monitor and manage the risk of a security breach or disruption, and to plan for the mitigation of losses if such breach or disruption were to occur. There can be no assurance that these security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them or able to mitigate damages from them, if any such breach or disruption were to occur. The Company also utilizes third party service providers in several aspects of its operations (including WWE Network), and these third parties are also subject to risks of security breach or disruption. The Company is not able to assure the effectiveness of security among our service providers. The Company and certain of its third-party service providers receive personal information through web services including WWE Network. This information is generally subject to the Company's privacy policies. Personal information received by our service providers includes credit card information in certain instances, most notably WWE Network, our live event merchandise sales and WWEShop, the Company's internet retail operations. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the computer systems of the Company or one or more of its service providers could disrupt the proper functioning of these systems and therefore the Company's operations (for which we likely will not carry sufficient insurance); result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result (if, in fact, they can be remedied), and subject the Company to litigation or damage to its reputation. The GDPR, CCPA and/or similar laws passed in the future, may enhance this risk. Any or all of these could have a negative impact on our financial condition or results of operations.

Our businesses entail certain risks relating to privacy norms and regulations.

We and our partners collect certain data supplied by our fans including WWE Network subscribers. We utilize this data in various ways including our marketing efforts. We face complex legal obligations domestically and internationally regarding the manner in which we treat and use such information, including, without limitation, the GDPR and CCPA. These legal obligations carry substantial monetary penalties if breached. Unintentional noncompliance by us or our partners of these regulations could have an adverse effect on our business. If we were to disclose or use data about our fans in a manner that is objectionable to them or is contrary to applicable law, our business reputation could be adversely affected and it could result in litigation, either or both of which could impact our operating results.

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

Risks relating to our new leased space.

The Company has signed a lease for space in downtown Stamford, Connecticut, in which it plans to house substantially all our operations, including our corporate headquarters and media production facilities. This move is expected to begin in late 2020. The buildout of this space will involve substantial capital expenditure, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns would result in higher expenditures and could be disruptive of operations, any of which could have a negative impact on the Company’s financial condition or results of operations. Moreover, it is possible that, once built, the space may prove to be less conducive to the Company’s operations than is currently anticipated, resulting in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and result in an adverse impact on the Company’s financial condition or results of operations.

Servicing our debt will require a significant amount of cash, and we could have insufficient cash flow from operations or lack of access to sources of financing to meet these obligations and/or our other liquidity needs.

Our total consolidated debt, including the $215.0 million aggregate principal amount of 3.375% convertible senior notes due 2023 (the "Convertible Notes"), is significant. We also have availability under our $200.0 million revolving credit facility (the "Revolving Credit Facility"). Through certain of our subsidiaries, the Company also has in place a term loan secured by the Company’s jet and a real estate mortgage in the principal amount of $22.5 million secured by the related real estate (the “Asset-Backed Facilities”).

We believe we have sufficient liquidity for at least the next twelve months for our needs (including the payment of our dividend). However, our ability to make scheduled principal and interest payments on the Convertible Notes and under the Revolving Credit Facility, the Asset-Backed Facilities and any other indebtedness that may be outstanding at the time will depend on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including the items described elsewhere in these Risk Factors. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and provide for all our other uses of cash including capital and operating expenditures and paying our dividend. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives which, assuming they are, in fact, available, could be onerous, dilutive or otherwise affect our operations and/or the market price of our Common Stock. Such alternatives could include, for example, substantially reducing our cost structure, selling assets, reducing or eliminating our dividend, and/or obtaining additional debt or equity financing. We may not be able to engage in any of these activities on desirable terms or at all due to our then existing financial condition, market conditions, regulatory matters or contractual obligations (including, for example, any restrictions under our Revolving Credit Facility or other credit agreement or debt instruments that may exist at that time). Any failure to make a required payment under our indebtedness may constitute a default under that indebtedness and under other indebtedness due to cross-default provisions and could trigger acceleration clauses causing the obligations to become immediately due and payable. The occurrence of one or more of these risks could materially and adversely affect our financial condition and operating results.

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

Our dividend is affected by a number of factors and we cannot provide any guaranty that we will continue to repurchase shares of our common stock pursuant to our share repurchase program.

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

In addition, in February of 2019, the Company announced a $500 million stock repurchase program pursuant to which we are authorized to repurchase shares of our common stock at management’s discretion and subject to applicable laws. This program is subject to the same risk factors as those influencing our dividend. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time. Accordingly, no assurances can be provided that the Company will complete this repurchase program at any specific time or at all. The suspension or termination of our share repurchase program could adversely affect the market price of our common stock. Additionally, the existence of a share repurchase program could cause the market price of our common stock to be higher than it would be in the absence of such a program. As a result, any repurchase program may not ultimately result in enhanced value to our stockholders and may not prove to be the best use of our cash resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Stamford, Connecticut. During 2019, we entered into a long-term lease for a new global headquarters site in Stamford. We expect to move into the new location in phases upon completion of leasehold improvements. We currently own our existing headquarters building, as well as two nearby buildings in Stamford that support our television production operations. We also have additional leases in the Stamford and surrounding areas for additional corporate office spaces and warehouse storage space. Upon completion of our move to the new global headquarters, we expect to sell our owned and operated corporate facility, exit our leased spaces, and will evaluate options for its production studio facilities based on strategic, operating and financial considerations. In addition, we have leases for our Performance Centers located in Orlando, Florida and the United Kingdom, which are used for development and training activities. We also have leases for various sales offices located domestically and internationally. All of our facilities are utilized in our Media, Live Events and Consumer Products segments.

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

Market Information and Holders of Each Class of Common Equity

Our Class A common stock trades on the New York Stock Exchange, under the symbol "WWE". Our Class B common stock is not listed on any exchange.

There were 6,937 holders of record of Class A common stock and three holders of record of Class B common stock on February 4, 2020. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock, and as a result, can effectively exercise control over our affairs.

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

Dividends

Our Board of Directors regularly evaluates the Company’s Common Stock dividend policy and determines the dividend rate each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our liquidity and historical and projected cash flow, our strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our Amended and Restated Revolving Credit Facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant from time to time. We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past. Any reduction in our dividend payments could have a negative effect on our stock price.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2019 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
October 1, 2019 to October 31, 2019	—	$—	—	491,546,493
November 1, 2019 to November 30, 2019	996,314	$57.87	996,314	433,888,592
December 1, 2019 to December 31, 2019	279,441	$62.01	279,441	416,559,270
Total	1,275,755	$58.78	1,275,755	$416,559,270

(1)On February 7, 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time. All repurchased shares were subsequently retired.

Cumulative Total Return Chart

Set forth below is a line graph comparing, for the period commencing December 31, 2014 and ended December 31, 2019, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2014 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
World Wrestling Entertainment, Inc.	100.00	148.73	157.40	267.14	658.10	575.13
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
S&P Movies & Entertainment	100.00	90.76	100.17	105.20	105.83	134.12

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

Financial Highlights: (in millions, except per share data)

	For the year ended December 31,
	2019	2018 (1)	2017 (2)	2016	2015 (3)
Net revenues	$960.4	$930.2	$801.0	$729.2	$658.8
Operating income	$116.5	$114.5	$75.6	$55.6	$38.8
Net income	$77.1	$99.6	$32.6	$33.8	$24.1
Earnings per share, basic	$0.99	$1.28	$0.43	$0.44	$0.32
Earnings per share, diluted	$0.85	$1.12	$0.42	$0.44	$0.32
Dividends declared per Class A share	$0.48	$0.48	$0.48	$0.48	$0.48
Dividends declared per Class B share	$0.48	$0.48	$0.48	$0.48	$0.48

	As of December 31,
	2019	2018	2017	2016	2015
Cash, cash equivalents and short-term investments	$250.5	$359.1	$297.4	$267.1	$102.4
Total assets	$992.2	$700.3	$614.5	$600.9	$409.1
Total debt (4)	$557.8	$213.9	$213.5	$202.7	$21.6
Total stockholders’ equity	$275.3	$316.2	$253.0	$239.7	$209.3

(1)Operating income includes impairment charges on our feature films of $4.9 million (See Note 9 to the consolidated financial statements).

(2)Operating income includes $5.6 million of expenses related to non-recurring legal matters and other contractual obligations and impairment charges on our feature films of $5.5 million (See Note 9 to the consolidated financial statements).

(3)Operating income also includes a $7.1 million non-cash abandonment charge to write-off costs relating to a media center expansion project.

(4)Total debt includes $343.4 million of finance lease obligations as of December 31, 2019. Total debt also includes $188.7 million, $183.1 million and $177.9 million of convertible senior notes outstanding as of December 31, 2019, 2018 and 2017, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 is presented below. Discussions of fiscal 2018 items and year-to-year comparisons between fiscal 2018 and fiscal 2017 that are not included in this Form 10-K can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on February 7, 2019.

You should read the following discussion in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report.

Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form media content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships.

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

Results of Operations

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes amortization and depreciation expenses directly related to our revenue generating activities, including feature film and television production asset amortization, amortization of costs related to content delivery and technology assets utilized for our WWE Network, as well as amortization of right-of-use assets related to finance leases of equipment used to produce and broadcast our live events. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

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

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

(dollars in millions)

Summary

The following tables present our consolidated results followed by our Adjusted OIBDA results:

			Increase
	2019	2018	(decrease)
Net revenues
Media	$743.1	$683.4	9%
Live Events	125.6	144.2	(13)%
Consumer Products	91.7	102.6	(11)%
Total net revenues (1)	960.4	930.2	3%
Operating expenses
Media	475.7	430.2	11%
Live Events	103.1	108.9	(5)%
Consumer Products	59.4	70.1	(15)%
Total operating expenses (2)	638.2	609.2	5%
Marketing and selling expenses
Media	64.0	68.3	(6)%
Live Events	14.8	18.7	(21)%
Consumer Products	5.9	9.0	(34)%
Total marketing and selling expenses (3)	84.7	96.0	(12)%
General and administrative expenses	86.9	85.4	2%
Depreciation and amortization	34.1	25.1	36%
Operating income	116.5	114.5	2%
Interest expense	26.1	15.4	69%
Other income, net	4.3	6.9	(38)%
Income before income taxes	94.7	106.0	(11)%
Provision for income taxes	17.6	6.4	175%
Net income	$77.1	$99.6	(23)%

(1)Our consolidated net revenues increased by $30.2 million, or 3%, in 2019 as compared to 2018. This increase was primarily driven by increased Media revenues of $59.7 million, which includes $78.8 million in incremental revenues associated with the October 2019 renewal of our key domestic distribution agreements of our flagship programs, Raw and SmackDown, as well as the contractual escalations associated with our prior distribution agreements, partially offset by a decrease of $14.7 million resulting from a 6% decline in average paid subscribers on WWE Network. The increase in Media revenues was partially offset by a decline of $18.6 million in Live Events revenues primarily due to the staging of 56 fewer events and lower average attendance per event, coupled with a $10.9 million reduction in Consumer Products revenues due to fewer orders on our eCommerce platforms and lower merchandise sales resulting from fewer events. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $29.0 million, or 5%, in 2019 as compared to 2018. This increase was primarily driven by $35.3 million of higher costs associated with business support functions, coupled with strategic investments to support our content creation, partially offset by lower management incentive and stock compensation costs. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated marketing and selling expenses decreased by $11.3 million, or 12%, in 2019 as compared to 2018. This decrease was primarily driven by $8.0 million of lower costs associated with business support functions, coupled with a decline in management incentive compensation costs. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$116.5	12%	$114.5	12%
Depreciation and amortization	34.1	4%	25.1	3%
Stock-based compensation	29.4	3%	39.3	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$180.0	19%	$178.9	19%

			Increase
	2019	2018	(decrease)
Adjusted OIBDA
Media	$224.1	$210.6	6%
Live Events	9.4	20.5	(54)%
Consumer Products	28.5	28.4	0%
Corporate	(82.0)	(80.6)	2%
Total Adjusted OIBDA	$180.0	$178.9	1%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

			Increase
	2019	2018	(decrease)
Net Revenues
Network (including pay-per-view)	$184.6	$199.3	(7)%
Core content rights fees (1)	348.6	269.8	29%
Advertising and sponsorship	72.4	69.6	4%
Other (2)	137.5	144.7	(5)%
Total net revenues	$743.1	$683.4	9%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,391,000	1,528,100	(9)%
Domestic	997,300	1,116,200	(11)%
International (3)	393,700	411,900	(4)%
Number of average paid WWE Network subscribers	1,550,000	1,651,800	(6)%
Domestic	1,128,800	1,205,400	(6)%
International (3)	421,200	446,400	(6)%

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

	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$190.8	26%	$173.1	25%
Depreciation and amortization	12.6	2%	11.9	2%
Stock-based compensation	20.7	3%	25.6	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$224.1	30%	$210.6	31%

Media revenues increased by $59.7 million, or 9%, in 2019 as compared to 2018. Core content rights fees increased by $78.8 million, or 29%, driven by the October 2019 renewal of our key domestic distribution agreements of our flagship programs, Raw and SmackDown, coupled with the contractual escalations associated with our prior distribution agreements. This increase was partially offset by a decline in Network revenues, which includes revenues generated by WWE Network subscriptions and pay-per-view, of $14.7 million, or 7%, primarily due to a decline in average paid subscribers. During the year ended December 31, 2019, WWE Network had an average of 1,550,000 paid subscribers, compared to an average of 1,651,800 subscribers in 2018. The subscription pricing of WWE Network at December 31, 2019 is $9.99 per month with no minimum commitment. Other revenues within the Media segment decreased by $7.2 million, or 5%, as the prior year included the distribution of Mixed Match Challenge on Facebook Watch, partially offset by a $6.0 million increase in WWE Studios revenues in the current year reflective of both the timing of our film delivery and the performance of our released films.

Media Adjusted OIBDA as a percentage of revenues was essentially unchanged in 2019 as compared to 2018, as additional costs of $35.4 million associated with business support functions, coupled with strategic investments to support our content creation was mostly offset by increased revenues driven by the renewal of our key domestic distribution agreements and a reduction in management incentive compensation costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

			Increase
	2019	2018	(decrease)
Net Revenues
North American ticket sales	$93.8	$105.4	(11)%
International ticket sales	19.0	22.3	(15)%
Advertising and sponsorship	2.1	2.1	—%
Other (1)	10.7	14.4	(26)%
Total net revenues	$125.6	$144.2	(13)%

Operating Metrics (2)
Total live event attendance	1,548,500	1,950,700	(21)%
Number of North American events	260	310	(16)%
Average North American attendance	5,100	5,200	(2)%
Average North American ticket price (dollars)	$64.21	$60.53	6%
Number of international events	50	56	(11)%
Average international attendance	4,500	6,200	(27)%
Average international ticket price (dollars)	$81.18	$74.87	8%

(1)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)Metrics above exclude the events for our NXT brand. This is our developmental brand that typically conducts their events in smaller venues with lower ticket prices. We conducted 186 NXT events with paid attendance of 138,800 and average ticket prices of $41.74 in 2019 as compared to 183 events with paid attendance of 147,000 and average ticket prices of $43.85 in 2018.

	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$7.7	6%	$16.6	12%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.7	1%	3.9	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$9.4	7%	$20.5	14%

Live events revenues, which include revenues from ticket sales and travel packages, decreased by $18.6 million, or 13%, in 2019 as compared to 2018. Revenues from our North American ticket sales decreased by $11.6 million, or 11%, as the impact of 50 fewer events and a 2% decline in average attendance reduced revenues by $17.0 million. This decrease was partially offset by the impact of a 6% increase in average ticket prices driven by changes in the mix of venues, which contributed $4.9 million in incremental revenues during the current year. Revenues from our International ticket sales decreased by $3.3 million, or 15%, which was primarily driven by the impact of six fewer events and a 27% decline in average attendance, partially offset by an 8% increase in average ticket prices. The change in ticket prices and average attendance in the current year were due, in part, to changes in the mix of venues and territories. Additionally, other revenues decreased by $3.7 million, or 26%, as the prior year included our Super ShowDown event in Australia.

Live Events Adjusted OIBDA as a percentage of revenues decreased in 2019 as compared to 2018. This decrease was primarily driven by the impact of reduced revenues, primarily driven by the decline in ticket sales, as discussed above, partially offset by a decrease in costs of $4.4 million associated with business support functions coupled with a reduction in management incentive compensation costs.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

			Increase
	2019	2018	(decrease)
Net Revenues
Consumer product licensing	$43.2	$46.0	(6)%
eCommerce	29.9	34.9	(14)%
Venue merchandise	18.6	21.7	(14)%
Total net revenues	$91.7	$102.6	(11)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$47.36	$43.91	8%
Number of eCommerce orders	619,700	786,800	(21)%
Venue merchandise domestic per capita spending (dollars)	$10.00	$9.80	2%

	2019		2018
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$26.4	29%	$23.4	23%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	2.1	2%	5.0	5%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$28.5	31%	$28.4	28%

Consumer Products revenues decreased by $10.9 million, or 11%, in 2019 as compared to 2018. eCommerce revenues decreased by $5.0 million, or 14%, primarily due to a 21% decline in the volume of online merchandise orders. Venue merchandise revenues decreased by $3.1 million, or 14%, primarily driven by the decline in number of events in the current year. Consumer product licensing revenues decreased by $2.8 million, or 6%, primarily driven by lower royalties from the sale of our video games.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in 2019 as compared to 2018. This increase was primarily driven by a reduction in costs of $3.7 million associated with business support functions, coupled with a decline in management incentive compensation costs.

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

	2019		2018
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$(108.4)	(11)%	$(98.6)	(11)%
Depreciation and amortization	21.5	2%	13.2	1%
Stock-based compensation	4.9	1%	4.8	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(82.0)	(9)%	$(80.6)	(9)%

Corporate Adjusted OIBDA as a percentage of total revenues was flat in 2019 as compared to 2018.

Depreciation and Amortization

(dollars in millions)

			Increase
	2019	2018	(decrease)
Depreciation and amortization	$34.1	$25.1	36%

Depreciation and amortization expense increased by $9.0 million, or 36%, in 2019 as compared to 2018, primarily driven by additional expenses of $6.0 million associated with the Company’s workplace strategy plan.

Interest Expense

(dollars in millions)

			Increase
	2019	2018	(decrease)
Interest expense	$26.1	$15.4	69%

Interest expense increased by $10.7 million in 2019 as compared to 2018, primarily driven by expense of $8.2 million associated with the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease. The remaining portion of interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, other finance leases, mortgage and aircraft financing.

Other Income, Net

(dollars in millions)

			Increase
	2019	2018	(decrease)
Other income, net	$4.3	$6.9	(38)%

Other income, net decreased by $2.6 million in 2019 as compared to 2018. The current year activity is primarily comprised of interest income and rental income, partially offset by a net loss of $3.2 million in our equity investments. The prior year activity is primarily comprised of interest income and rental income, coupled with a net gain of $0.9 million in our equity investments.

Income Taxes

(dollars in millions)

			Increase
	2019	2018	(decrease)
Provision for income taxes	$17.6	$6.4	175%
Effective tax rate	19%	6%

The increase in the effective tax rate in 2019 as compared to 2018 was primarily driven by a decrease in the excess tax benefits related to the Company’s share-based compensation awards at vesting. This discrete tax item resulted in a tax benefit of $9.4 million in the current year as compared to $22.5 million in the prior year. The tax benefit is driven by the change in the Company’s stock price between when the Company granted the awards and the subsequent vesting date.

Discrete tax items, including the aforementioned excess tax benefits, resulted in a net tax benefit of $7.9 million in the current year as compared to $22.7 million during the prior year. Excluding these items, our effective tax rate was 28% in the current year as compared to 27% in the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $250.5 million and $359.1 million as of December 31, 2019 and 2018, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds. Our debt balance totaled $214.4 million and $213.9 million as of December 31, 2019 and 2018, respectively, and includes the carrying value of $188.7 and $183.1 million related to our convertible senior notes due 2023 as of December 31, 2019 and 2018, respectively.

We believe that our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, film and television production activities, capital expenditures and for any discretionary repurchases of shares of our common stock under a $500.0 million share repurchase program that was authorized by our Board of Directors in February 2019. Repurchases may be made at management’s discretion from time to time in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded from one or a combination of existing cash balances and free cash flow. The repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time. We repurchased 1,398,385 shares of our common stock in the open market for an aggregate cost of $83.4 million during the year ended December 31, 2019. All repurchases were made using available cash resources.

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

Debt Summary and Borrowing Capacity

The Company has $215.0 million aggregate principal amount of 3.375% convertible senior notes (the "Convertible Notes") due December 15, 2023, Refer to Note 12, Convertible Debt, and Note 3, Earnings Per Share, in the Notes to Consolidated Financial Statements for further information on the Convertible Notes, including the dilutive nature of the Convertible Notes.

On May 24, 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Amended and Restated Revolving Credit Facility"). The Amended and Restated Revolving Credit Facility replaces the previous $100.0 million revolving credit facility and, among other things, extends the maturity date from July 29, 2021 to May 24, 2024. As of December 31, 2019, the Company was in compliance with the provisions of our Amended and Restated Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of December 31, 2019 and 2018, the amounts outstanding of the mortgage were $22.5 million and $22.9 million, respectively.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft. As of December 31, 2019 and 2018, the amounts outstanding under the Aircraft Note were $3.2 million and $8.0 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $121.7 million for the year ended December 31, 2019, compared to $186.7 million for the year ended December 31, 2018. The $65.0 million decrease in the current year was driven by lower operating performance, coupled with the timing of collections associated with our Crown Jewel event which was held in October 2019 and the payout of management incentive compensation in the current year related to the Company’s performance in the prior year.

During 2019, the Company spent $7.9 million on feature film production activities, compared to $1.2 million in 2018. In 2019, we received $0.7 million in incentives related to feature film productions, as compared to $1.2 million in 2018. We anticipate spending approximately $10 million to $15 million on feature film production during the year ending December 31, 2020.

We received $13.5 million in non-film related incentives associated with television production activities in 2019, as compared to $12.8 million in 2018. During the year ending December 31, 2020, we anticipate receiving approximately $10 million to $15 million on non-film related incentives.

During 2019, the Company spent $26.4 million to produce non-live event programming for television, including Total Divas Season 9, Miz & Mrs. Season 2, and Total Bellas Seasons 5, and various programs for WWE Network, as compared to $30.5 million spent in 2018, which included programming for television, including Total Divas Season 8, Total Bellas Seasons 3 and 4, Miz and Mrs., and various programs for WWE Network. We anticipate spending approximately $25 million to $35 million to produce additional non-live event content during the year ending December 31, 2020.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. At December 31, 2019, our largest receivable balance from customers was 49% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $35.8 million for the year ended December 31, 2019, as compared to $66.1 million for the year ended December 31, 2018. During the current year, we purchased $124.3 million of short-term investments and received proceeds from the maturities of our short-term investments of $157.5 million, as compared to purchases of $94.9 million and proceeds of $61.4 million in the prior year. Capital expenditures in 2019 increased by $36.8 million as compared to 2018 in support of the Company’s workplace and technology related strategic initiatives. Capital expenditures for the year ending December 31, 2020 are estimated to range between $180 million and $220 million, with a large portion of this spend associated with the buildout of the Company’s new global headquarters space in Stamford, Connecticut.

Cash Flow from Financing Activities

Cash used in financing activities was $162.9 million for the year ended December 31, 2019, as compared to $90.9 million for the year ended December 31, 2018. The Company paid $83.4 million in 2019 for stock repurchases under its approved stock repurchase program. The Company made employee payroll withholding tax payments of $30.2 million and $50.8 million during 2019 and 2018, respectively, related to net settlement upon vesting of employee equity awards. The Company made dividend payments of $37.4 million and $37.2 million during the years ended December 31, 2019 and 2018, respectively. Additionally, we made repayments of $8.4 million against our finance lease obligations during the current year.

Contractual Obligations

We have entered into various contracts under which we have commitments to make contractually required payments, including:

•Scheduled principal and fixed interest payments under our secured loan in connection with our corporate aircraft financing.

•Scheduled principal and fixed interest payments under our assumed mortgage in connection with an owned building in Stamford, Connecticut.

•Convertible notes with fixed semi-annual interest payments.

•Various operating leases for facilities, sales offices and equipment with terms generally ranging from one to ten years.

•Finance lease for the Company’s new headquarters building with an accounting lease term of 30 years in addition to finance leases of certain equipment utilized in our television production operations with contractual terms generally five years or less (refer to Note 8, Leases, in the Notes to Consolidated Financial Statements for further information).

•Service contracts with certain vendors and independent contractors, including our talent with terms ranging from one to twenty years.

•Service agreement obligations related to WWE Network (excluding future performance-based payments which are variable in nature).

Our aggregate minimum payment obligations under these contracts as of December 31, 2019 are as follows (dollars in millions):

						After
	2020	2021	2022	2023	2024	2024	Total
Long-term debt	$4.6	$1.4	$1.4	$1.4	$1.4	$20.8	$31.0
Convertible debt (1)	7.3	7.2	7.2	222.0	—	—	243.7
Operating leases (2)	7.5	6.3	3.4	1.9	1.6	2.7	23.4
Finance leases (2) (3)	8.3	20.9	19.3	19.3	19.2	636.3	723.3
Service contracts and talent commitments	28.8	18.4	12.0	0.3	0.3	0.2	60.0
Total commitments	$56.5	$54.2	$43.3	$244.9	$22.5	$660.0	$1,081.4

(1)Convertible debt obligations assume that no notes are converted prior to the December 15, 2023 maturity date. See Note 11, Convertible Debt, in the Notes to the Consolidated Financial Statements for additional information.

(2)Operating and finance lease obligations disclosed in the table above are presented on an undiscounted basis. See Note 8, Leases, in the Notes to the Consolidated Financial Statements for the discounted amounts which include the amounts for imputed interest.

(3)Finance lease payments include $397.7 million related to options to extend our global headquarters lease that are reasonably certain of being exercised.

Our Consolidated Balance Sheet at December 31, 2019 includes $0.4 million in liabilities associated with uncertain tax positions (including interest and penalties of $0.1 million), which is not included in the table above. The Company does not expect to pay any significant settlements related to these uncertain tax positions in 2019.

Seasonality

Our operating results are not materially affected by seasonal factors; however, we may produce several large-scale premier events throughout the year, including WrestleMania, which result in increased revenues and expenses during the periods in which these events occur. WrestleMania typically occurs late in our first quarter or early second quarter, while certain other large-scale premier events may not have set recurring dates. Revenues from our licensing and direct sale of consumer products, including our internet sites, varies from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events, as well as the continued introduction of new product offerings and revenue generating outlets can and will cause fluctuations in quarterly revenues and earnings.

Inflation

During 2019, 2018 and 2017, inflation did not have a material effect on our business.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

Revenue Recognition with Multiple Performance Obligations

Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. In contracts that have multiple performance obligations which may include the production of live events, content broadcast rights, and advertising and sponsorship rights, we allocate the transaction price to each identified performance obligation based upon their relative standalone selling price. The standalone selling prices are determined using observable standalone selling prices when available as well as estimates of standalone selling prices using adjusted market assessment and expected cost plus margin approaches to estimate the price for individual components. Judgement is required to determine the standalone selling prices and estimating the portion of the transaction price allocated to each performance obligation.

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

During the years ended December 31, 2019, 2018 and 2017, we recorded aggregate impairment charges of $1.3 million, $4.9 million, and $5.5 million, respectively, related to several of our feature films.

As of December 31, 2019, we had $15.9 million (net of accumulated amortization and impairment charges) in capitalized film production costs, which includes 27 released films, three films in production, and two films in development. No assurance can be given that additional unfavorable changes to revenue and cost estimates will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

Television Production Assets, Net

Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on our WWE Network. Amounts capitalized include development costs, production costs, production overhead, and employee salaries. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Costs to produce our live event programming are expensed when the event is first broadcast and are not included in the capitalized costs or in the related amortization. Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the years ended December 31, 2019, 2018 and 2017, we expensed $30.0 million, $29.6 million and $21.1 million, respectively, related to the amortization of television production assets.

As of December 31, 2019 and 2018, we had $4.2 million and $7.5 million, respectively, in capitalized television production costs. We did not record any impairments related to our television production assets during the years ended December 31, 2019, 2018 and 2017.

Allowance for Doubtful Accounts

Our accounts receivable represent a significant portion of our current assets and relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectibility of our receivables and establish allowances for the amount of account receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our account receivable are outstanding and the financial condition of individual customers. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances or reductions that may be required. At December 31, 2019, our largest receivable balance from customers was 49% of our gross accounts receivable. At December 31, 2018, our largest receivable balance from customers was 30% of our gross accounts receivable. As of December 31, 2019 and 2018, our allowance for doubtful accounts was $0.8 million and $0.7 million, respectively.

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

As of December 31, 2019 and 2018, our deferred tax assets (net of valuation reserve) were $7.2 million and $17.1 million, respectively. The decrease in our net deferred tax asset balance in 2019 was primarily driven by 100% bonus depreciation, the change in valuation of various equity investments and method changes related to the new revenue recognition standard, partially offset by the impact of the adoption of the new lease standard. We believe that it is more likely than not that we will have sufficient taxable income in the future to realize these deferred tax assets and as such have not recorded a valuation allowance to reduce the net carrying value. If we determine it is more likely than not that we will not have sufficient taxable income to realize these assets, we may need to record a valuation allowance in the future.

We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2019, our unrecognized tax benefits including interest and penalties totaled $0.3 million.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Summary of Significant Accounting Policies – Recent Accounting Pronouncements, is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to entering, maintaining and renewing major distribution agreements; (ii) risks relating to a rapidly evolving media landscape; (iii) risks relating to WWE Network, including the risk that we are unable to attract, retain and renew subscribers; (iv) our need to continue to develop creative and entertaining programs and events; (v) our need to retain or continue to recruit key performers; (vi) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (vii) the possible unexpected loss of the services of Vincent K. McMahon; (viii) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (ix) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (x) uncertainties associated with international markets including possible disruptions and reputational risks; (xi) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xii) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xiii) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xiv) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims alleging traumatic brain injury; (xv) exposure to risks relating to large public events as well as travel to and from such events; (xvi) risks inherent in our feature film business; (xvii) a variety of risks as we expand into new or complementary businesses and/or make strategic investments and/or acquisitions; (xviii) risks related to our computer systems and online operations; (xix) risks relating to privacy norms and regulations; (xx) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xxi) risks relating to our accounts receivable; (xxii) risks relating to our indebtedness including our convertible notes; (xxiii) potential substantial liabilities if litigation is resolved unfavorably; (xxiv) our potential failure to meet market expectations for our financial performance; (xxv) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxvi) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxvii) risks related to the volatility of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company's business, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Form 10-K and our other SEC filings.

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

Interest rate risk is defined as the potential for economic losses on fixed or floating rate securities due to a change in market interest rates. Our investments in corporate and municipal bonds have exposure to changes in the level of market interest rates. Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio. A 100 basis-point increase in interest rates would result in an approximate $0.5 million decrease in fair value, whereas a 100 basis-point decrease in interest rates would result in an approximate $0.5 million increase in fair value.

Convertible Senior Notes

We have $215.0 million principal amount of 3.375% convertible senior notes due December 15, 2023. We carry this instrument at face value less unamortized discount and unamortized debt issuance costs on our Consolidated Balance Sheet. Since this instrument bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our stock fluctuates. The fair value of the convertible senior notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Conversion of our Convertible Notes and the exercise of related Warrants may cause economic dilution to our stockholders and dilution to our earnings per share.

Item 8. Financial Statements and Supplementary Data

The information required by this item is set forth in the consolidated financial statements filed with this report and are herein incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our Chairman and Chief Executive Officer, and our Interim Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. We review the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 6, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 6, 2020

Item 9B. Other Information

None.

PART III

The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

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

4.2	Form of 3.375% Convertible Senior Note due 2023 (included in Exhibit 4.1).
4.3	Description of Common Stock (filed herewith).
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

10.8B*

Second Amendment to Booking Contract with Stephanie McMahon-Levesque, dated March 4, 2019 (incorporated by reference to Exhibit 10.8B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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

10.18

Amended and Restated Revolving Credit Facility dated May 24, 2019, among World Wrestling Entertainment, Inc., certain subsidiaries of World Wrestling Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders, issuing banks and agents party thereto (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on May 24, 2019).

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

10.29

Agreement of Lease, dated March 7, 2019, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Frank A. Riddick III pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and Frank A. Riddick III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

____________________

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc.
(Registrant)
Dated: February 6, 2020	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors and Chief Executive Officer	February 6, 2020
Vincent K. McMahon	(principal executive officer)

/s/ STEPHANIE MCMAHON	Director and Chief Brand Officer	February 6, 2020
Stephanie McMahon

/s/ PAUL LEVESQUE	Director and Executive Vice President,	February 6, 2020
Paul Levesque	Talent, Live Events & Creative

/s/ STUART U. GOLDFARB	Director	February 6, 2020
Stuart U. Goldfarb

/s/ PATRICIA A. GOTTESMAN	Director	February 6, 2020
Patricia A. Gottesman

/s/ LAUREEN ONG	Director	February 6, 2020
Laureen Ong

/s/ ROBYN W. PETERSON	Director	February 6, 2020
Robyn W. Peterson

/s/ MAN JIT SINGH	Director	February 6, 2020
Man Jit Singh

/s/ JEFFREY R. SPEED	Director	February 6, 2020
Jeffrey R. Speed

/s/ ALAN M. WEXLER	Director	February 6, 2020
Alan M. Wexler

/s/ FRANK A. RIDDICK III	Director and Interim Chief Financial Officer	February 6, 2020
Frank A. Riddick III	(principal financial officer)

/s/ MARK KOWAL	Chief Accounting Officer	February 6, 2020
Mark Kowal	(principal accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Net Revenues — Refer to Notes 2, 4 and 21 to the financial statements

Critical Audit Matter Description

The Company enters into arrangements with customers which include multiple distinct performance obligations, such as production of live events, content broadcasting rights, and advertising and sponsorship rights, sold for a single fixed transaction price. The Company allocates the transaction price to all performance obligations contained within an arrangement based upon their relative standalone selling price.  Standalone selling prices based on observable and estimated standalone selling prices, including adjusted market assessment and expected cost plus margin approaches, are used to determine pricing for individual components.

Given the judgement involved in determining the standalone selling price and estimating the portion of the transaction price allocated to each performance obligation, auditing the related revenue required both extensive audit effort and a high degree of audit judgement when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to determination of standalone selling price and the allocation of transaction price for arrangements with multiple distinct performance obligations included the following, among others:

•We tested the effectiveness of controls over arrangements, including management’s controls over the identification of performance obligations, allocation of transaction price to distinct performance obligations, and determination of the standalone selling price.

•We evaluated the Company’s revenue recognition policy and management’s current year accounting assessment for arrangements with multiple performance obligations.

•We obtained and read the contract, including master agreements, amended agreements, and other source documents that were part of the contract.

•We tested management’s identification of the performance obligations within the customer contract, including whether material rights that gave rise to a performance obligation were identified.

•We evaluated the accuracy and completeness of the data and factors used in management’s determination of standalone selling price for each performance obligation.

•We evaluated the methodologies used to develop the standalone selling price for each performance obligation.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 6, 2020

We have served as the Company’s auditor since 1999.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2019	2018	2017
Net revenues	$960,442	$930,160	$800,959
Operating expenses	638,199	609,182	538,525
Marketing and selling expenses	84,713	95,985	82,837
General and administrative expenses	86,893	85,446	77,969
Depreciation and amortization	34,127	25,069	26,050
Operating income	116,510	114,478	75,578
Interest expense	26,121	15,405	14,736
Other income, net	4,289	6,964	3,218
Income before income taxes	94,678	106,037	64,060
Provision for income taxes	17,617	6,449	31,420
Net income	$77,061	$99,588	$32,640
Earnings per share: basic	$0.99	$1.28	$0.43
Earnings per share: diluted	$0.85	$1.12	$0.42
Weighted average common shares outstanding:
Basic	78,157	77,536	76,743
Diluted	90,231	88,619	78,471
Dividends declared per common share (Class A and B)	$0.48	$0.48	$0.48

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2019	2018	2017
Net income	$77,061	$99,588	$32,640
Other comprehensive income (loss):
Foreign currency translation adjustments	63	(339)	120
Unrealized holding (losses) gains on available-for-sale debt securities (net of tax expense (benefit) of $410, $(167) and $(334), respectively)	1,299	(530)	(644)
Total other comprehensive income (loss)	1,362	(869)	(524)
Comprehensive income	$78,423	$98,719	$32,116

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,447	$167,457
Short-term investments, net	160,034	191,686
Accounts receivable (net of allowance for doubtful accounts and returns of $818 and $1,009, respectively)	124,771	78,925
Inventory	8,252	7,753
Prepaid expenses and other current assets	20,806	28,187
Total current assets	404,310	474,008
PROPERTY AND EQUIPMENT, NET	174,752	148,089
FINANCE LEASE RIGHT-OF-USE ASSETS, NET	289,932	—
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	20,811	—
FEATURE FILM PRODUCTION ASSETS, NET	15,873	13,558
TELEVISION PRODUCTION ASSETS, NET	4,172	7,473
INVESTMENT SECURITIES	28,106	30,196
DEFERRED INCOME TAX ASSETS, NET	7,217	17,138
OTHER ASSETS, NET	47,060	9,837
TOTAL ASSETS	$992,233	$700,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,613	$5,118
Finance lease liabilities	7,945	—
Operating lease liabilities	6,586	—
Convertible debt	188,667	183,090
Accounts payable and accrued expenses	80,592	120,158
Deferred income	56,941	49,173
Total current liabilities	344,344	357,539
LONG-TERM DEBT	22,098	25,696
FINANCE LEASE LIABILITIES	335,465	—
OPERATING LEASE LIABILITIES	14,571	—
OTHER NON-CURRENT LIABILITIES	429	827
Total liabilities	716,907	384,062
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 46,181,320 and 43,721,411 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	462	437
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 34,303,438 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	311	343
Additional paid-in capital	405,353	415,281
Accumulated other comprehensive income	2,864	1,502
Accumulated deficit	(133,664)	(101,326)
Total stockholders’ equity	275,326	316,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$992,233	$700,299

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2016	38,455	$385	37,949	$379	$403,387	$2,895	$(167,303)	$239,743
Net income	—	—	—	—	—	—	32,640	32,640
Other comprehensive loss	—	—	—	—	—	(524)	—	(524)
Stock issuances, net	703	7	—	—	1,571	—	—	1,578
Conversion of Class B common stock by shareholder (See Note 18)	3,340	33	(3,340)	(33)	—	—	—	—
Debt discount on convertible debt, net	—	—	—	—	2,487	—	—	2,487
Purchase of convertible note hedge	—	—	—	—	(2,558)	—	—	(2,558)
Proceeds from issuance of warrants	—	—	—	—	1,460	—	—	1,460
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(9,164)	—	—	(9,164)
Cash dividends declared	—	—	—	—	874	—	(37,728)	(36,854)
Stock-based compensation	—	—	—	—	24,151	—	—	24,151
Balance, December 31, 2017	42,498	$425	34,609	$346	$422,208	$2,371	$(172,391)	$252,959
Cumulative effect of adopting ASC 606	—	—	—	—	—	—	10,086	10,086
Net income	—	—	—	—	—	—	99,588	99,588
Other comprehensive loss	—	—	—	—	—	(869)	—	(869)
Stock issuances, net	917	9	—	—	1,939	—	—	1,948
Conversion of Class B common stock by shareholder (See Note 18)	306	3	(306)	(3)	—	—	—	—
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(50,798)	—	—	(50,798)
Cash dividends declared	—	—	—	—	1,366	—	(38,609)	(37,243)
Stock-based compensation	—	—	—	—	39,304	—	—	39,304
Other	—	—	—	—	1,262	—	—	1,262
Balance, December 31, 2018	43,721	$437	34,303	$343	$415,281	$1,502	$(101,326)	$316,237
Net income	—	—	—	—	—	—	77,061	77,061
Other comprehensive loss	—	—	—	—	—	1,362	—	1,362
Repurchases and retirements of common stock	(1,398)	(14)	—	—	(12,436)	—	(70,991)	(83,441)
Stock issuances, net	654	7	—	—	2,318	—	—	2,325
Conversion of Class B common stock by shareholder (See Note 18)	3,204	32	(3,204)	(32)	—	—	—	—
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(30,183)	—	—	(30,183)
Cash dividends declared	—	—	—	—	977	—	(38,408)	(37,431)
Stock-based compensation	—	—	—	—	29,396	—	—	29,396
Other	—	—	—	—		—	—	—
Balance, December 31, 2019	46,181	$462	31,099	$311	$405,353	$2,864	$(133,664)	$275,326

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$77,061	$99,588	$32,640
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of feature film production assets	5,718	8,822	17,377
Amortization of television production assets	29,990	29,568	21,137
Depreciation and amortization	39,552	31,767	32,030
Other amortization	13,905	6,142	6,759
Loss (gain) on equity investments, net	3,309	(882)	—
Services provided in exchange for equity instruments	(2,759)	(2,767)	(2,720)
Stock-based compensation	29,396	39,304	24,151
Provision for (benefit from) deferred income taxes	9,921	(1,058)	13,572
Other non-cash adjustments	10,948	2,024	1,003
Cash (used in) provided by changes in operating assets and liabilities:
Accounts receivable	(41,486)	(3,527)	(12,507)
Inventory	(499)	579	(1,801)
Prepaid expenses and other assets	2,642	(7,973)	131
Feature film production assets	(7,937)	(1,204)	(12,540)
Television production assets	(26,412)	(30,478)	(15,921)
Accounts payable, accrued expenses and other liabilities	(31,954)	26,750	8,112
Deferred income	10,297	(9,936)	(14,835)
Net cash provided by operating activities	121,692	186,719	96,588
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(69,086)	(32,275)	(24,710)
Purchases of short-term investments	(124,282)	(94,910)	(142,373)
Proceeds from sales and maturities of short-term investments	157,487	61,428	35,660
Purchase of investment securities	(1,366)	(1,330)	(2,316)
Other	1,438	1,000	—
Net cash used in investing activities	(35,809)	(66,087)	(133,739)
FINANCING ACTIVITIES:
Repayment of long-term debt	(5,103)	(4,782)	(7,504)
Repayment of finance leases	(8,352)	—	—
Dividends paid	(37,431)	(37,243)	(36,854)
Debt issuance costs	(708)	—	—
Proceeds from borrowings under the credit facilities	—	—	1,383
Proceeds from borrowings on convertible notes, net of issuance costs	—	—	14,534
Proceeds from issuance of warrants	—	—	1,460
Purchase of convertible note hedge	—	—	(2,558)
Taxes paid related to net settlement upon vesting of equity awards	(30,183)	(50,798)	(9,164)
Proceeds from issuance of stock	2,325	1,948	1,578
Repurchase and retirement of common stock	(83,441)	—	—
Net cash used in financing activities	(162,893)	(90,875)	(37,125)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(77,010)	29,757	(74,276)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,457	137,700	211,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,447	$167,457	$137,700
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$7,386	$10,107	$14,590
Cash paid for interest	$10,706	$8,899	$9,312
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 11)	$4,997	$13,464	$2,334

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

Media:

•The Media segment reflects the production and monetization of long-form and short-form media content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships.

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

Accounts Receivable, Net — Accounts receivable relate principally to amounts due to us from distributors of our content, as well as from licensees that produce consumer products containing our intellectual property and/or trademarks. We estimate the collectability of our receivables and establish allowances for the amount of accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding and the financial condition of individual customers. An individual balance is charged to the allowance when all collection efforts have been exhausted and it is deemed likely to be uncollectible, taking into consideration the financial condition of the customer and other factors.

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

Property and Equipment, Net — Property and equipment are carried at historical cost net of benefits associated with tax incentives less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives varying from three to five years. Buildings and related improvements are depreciated based on estimated useful lives varying from five years to thirty-nine years. Our corporate aircraft is depreciated over ten years on a straight-line basis less an estimated residual value.

Leases — The Company determines if a contract contains a lease at the inception of the arrangement. The Company has elected the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The depreciable life of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease terms where we conclude at the inception of the lease that we are reasonably certain of exercising those renewal options. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. Operating and finance lease assets are included on our consolidated balance sheets in non-current assets as an operating or finance right-of-use asset. Operating and finance lease liabilities are included on our consolidated balance sheets in non-current liabilities for the portion that is due on a long-term basis and in current liabilities for portion that is due within 12 months of the financial statement date.

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

Revenues are generally recognized when control of the promised goods or services is transferred to our customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. In contracts that have multiple performance obligations which may include the production of live events, content broadcast rights, and

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

advertising and sponsorship rights, we allocate the transaction price to each identified performance obligation based upon their relative standalone selling price. The standalone selling prices are determined using observable standalone selling prices when available as well as estimates of standalone selling prices using adjusted market assessment and expected cost plus margin approaches to estimate the price for individual components. Our revenues do not include material estimated amounts of variable consideration. The variable consideration contained in our contracts relate primarily to sales or usage-based royalties earned on consumer product licensing contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. As it relates to our Consumer Products segment, the Company accounts for shipping and handling activities as fulfillment activities.

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

•Content rights fees:

Rights fees received from distributors of our programming, both domestically and internationally, are recorded when the program (functional intellectual property) has been delivered and control has been transferred to the distributor and the license period has begun. Any advance payments received from the distributors are deferred upon collection and recognized into revenue as content is delivered. Our content rights distribution agreements are generally between one year and five years in length and frequently provides for contractual increases over its term.

•WWE Network Subscriptions:

Revenues from the sale of subscriptions to WWE Network are recognized ratably over each paid monthly membership period. Deferred revenues consist of subscription fees billed to members that have not been recognized and gift memberships that have not been redeemed.

•Pay-per-view programming:

Revenues from our pay-per-view programming are recorded when the event is aired/performed and are based upon our initial estimate of the number of buys achieved. This initial estimate is based on preliminary buy information received from our pay-per-view distributors. These estimates are updated each reporting period based on the latest information available.

•Advertising and sponsorships:

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

•Live event ticket sales:

Revenues from our live event ticket sales are recognized upon the occurrence of the related live event.

•Consumer product licensing royalties:

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

(In thousands, except share data)

•Direct-to-consumer venue merchandise sales:

Direct-to-consumer merchandise sales consist of sales of merchandise at our live events. Revenues are recognized at the point of sale, as control is transferred to the customer.

•Direct-to-consumer eCommerce sales:

Direct-to-consumer eCommerce revenues consist of sales of merchandise on our websites, including through our WWEShop Internet storefront and on distribution platforms, including Amazon. Revenues are recognized at a point in time, as control is transferred to the customer upon shipment.

Operating Expenses — Operating expenses consist of our production costs associated with developing our content, costs associated with operating our WWE Network, venue rental and related costs associated with the staging of our live events, compensation costs for our talent, and material and related costs associated with our consumer product merchandise sales. In addition, operating expenses include certain business operating support function costs, including our talent development, data analytics, data engineering, business strategy and real estate and facilities functions, as these activities directly support the operations of our segments. Included within operating expenses are the following depreciation and amortization expenses:

•Amortization and impairment of feature film production assets:

We amortize feature film production assets based on the estimated future cash flows. Unamortized feature film production assets are evaluated for impairment each reporting period.

•Amortization and impairment of television production assets:

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

•Amortization of costs related to content delivery and technology assets utilized for our WWE Network:

These costs are amortized on a straight-line basis over the shorter of the expected useful life or the term of the respective assets.

•Amortization of right-of-use assets on finance leases of equipment:

The amortization expense associated with the right-of-use assets pertain predominantly to equipment utilized to produce and distribute our live event programming and are therefore included in operating expenses.

•Depreciation on equipment used directly in revenue generating activities:

We capitalize equipment consisting primarily of television set components and related equipment that is utilized as part of our programming content. These assets are depreciated over their respected estimated useful lives.

The following table presents the depreciation and amortization expense amounts included within Operating expenses for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Amortization and impairment of feature film assets	$5,718	$8,822	$17,377
Amortization of television production assets	29,990	29,568	21,137
Amortization of WWE Network content delivery and technology assets	5,317	6,696	5,970
Amortization of right-of-use assets - finance leases of equipment	8,020	—	—
Depreciation on equipment used directly in revenue generating activities	108	—	—
Total depreciation and amortization included in operating expenses	$49,153	$45,086	$44,484

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the depreciation and amortization table noted above.

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

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2019, 2018 and 2017, we recorded advertising expenses of $21,165, $21,563 and $23,629, respectively.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive. During 2019, 2018 and 2017, the dividends declared and paid per share of Class A and Class B common stock were the same.

Treasury Stock Retirement — The Company accounts for treasury stock transactions using the cost method. All share repurchases to date have been retired by the Company. When the Company retires its own common stock, the excess of the repurchase price of the common stock over the par value of the common stock is allocated between additional paid-in capital and retained earnings. The portion allocated to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. Direct costs incurred to repurchase the common stock are not material and are expensed in the period incurred.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We will adopt the amendments as required in fiscal 2020. We are currently completing our evaluations of the impact of the amendments on

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

our consolidated financial statements and have determined that the amendments primarily impact our accounts receivable and available-for-sale debt securities.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

3. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$77,061	$99,588	$32,640

Weighted average basic common shares outstanding	78,157	77,536	76,743
Dilutive effect of restricted and performance stock units	1,361	1,877	1,721
Dilutive effect of convertible debt instruments	10,707	9,206	—
Dilutive effect of employee share purchase plan	6	—	7
Weighted average dilutive common shares outstanding	90,231	88,619	78,471

Earnings per share:
Basic	$0.99	$1.28	$0.43
Diluted	$0.85	$1.12	$0.42

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	5,756	5,098	—
Outstanding restricted and performance stock units	—	3	—

Effect of Convertible Notes and Related Convertible Note Hedge and Warrants

In connection with the issuance of the Convertible Notes, the Company entered into Convertible Note Hedge and Warrant transactions as described further in Note 12, Convertible Debt. The collective impact of the Convertible Note Hedge and Warrants effectively eliminates any economic dilution that may occur from the actual conversion of the Convertible Notes between the conversion price of $24.91 per share and the strike price of the Warrants of $31.89 per share.

The denominator of our diluted earnings per share calculation for 2019 and 2018 includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator of our diluted earnings per share calculation for those periods also includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes had a $0.12 and $0.13 impact on diluted earnings per share for the years ended December 31, 2019 and 2018, respectively. There was no impact on diluted earnings per share during the year ended December 31, 2017 since the average price of our common stock did not exceed the conversion price of $24.91 per share during that period. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

4. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted the new revenue recognition standard pursuant to ASC Topic 606 to all contracts using the modified retrospective method. The most significant impact of adoption relates to the acceleration in the timing of revenue recognition of our consumer product licensing and film distribution revenues. The licensing and film distribution revenues historically have not comprised a significant percentage of total consolidated revenues. In 2018 and 2017, total consumer product licensing and film distribution revenues represented 5.7% and 8.8% of total consolidated revenues, respectively. Prior to the adoption of the new revenue standard in 2018, we recorded revenues from our consumer product licensing arrangements and film distribution arrangements on a lag upon the receipt of statements from the licensee and/or film distributor. Under the new revenue recognition standard, revenues are recorded based on best estimates available in the period of sales or usage. Financial statements presented for the reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts presented are not adjusted and continue to be reported in accordance with our historical accounting under ASC Topic 605, Revenue Recognition.

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

See Note 2, Summary of Significant Accounting Policies – Revenue Recognition for information on our revenue recognition accounting policies.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31,
	2019	2018	2017
Net revenues:
Media Segment:
Network (including pay-per-view)	$184,553	$199,318	$190,627
Core content rights fees (1)	348,593	269,793	244,247
Advertising and sponsorships	72,428	69,529	51,838
Other (2)	137,525	144,711	48,858
Total Media Segment net revenues	743,099	683,351	535,570
Live Events Segment:
North American ticket sales	93,812	105,386	111,986
International ticket sales	19,048	22,347	31,731
Advertising and sponsorships	2,072	2,124	1,965
Other (3)	10,653	14,346	6,023
Total Live Events Segment net revenues	125,585	144,203	151,705
Consumer Products Segment:
Consumer product licensing	43,197	45,970	52,127
eCommerce	29,882	34,942	37,815
Venue merchandise	18,679	21,694	23,742
Total Consumer Products Segment net revenues	91,758	102,606	113,684
Total net revenues	$960,442	$930,160	$800,959

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Remaining Performance Obligations

As of December 31, 2019, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,523,289, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2020 through 2027. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2020 through 2025. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2020 through 2028. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

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

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e. contract liabilities) as of December 31, 2019 and 2018 was $57,025 and $49,487, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

The net increase in the deferred revenue balance for the year ended December 31, 2019 of $7,538 is primarily driven by television rights and licensing advances received, partially offset by revenue recognized in 2019 as a result of satisfying our performance obligations. The balance of the current portion of deferred revenue recorded as of December 31, 2018 of $49,173 was recognized into revenue during 2019.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year content distribution arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $825 and $1,886 at December 31, 2019 and 2018, respectively, relate primarily to incremental costs of obtaining our long-term content distribution arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to Marketing and selling expenses. The amount of amortization was $1,061, $1,356 and $1,281 for the years ended December 31, 2019, 2018 and 2017, respectively, and there was no impairment in relation to the costs capitalized.

5. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of December 31,
	2019	2018
Equity method investments	$14,342	$14,508
Nonmarketable equity investments without readily determinable fair values	13,359	10,840
Marketable equity investments with readily determinable fair values	405	4,848
Total investment securities	$28,106	$30,196

Equity Method Investments

Our equity method investments relate primarily to our investment in Tapout. In March 2015, WWE and ABG formed a joint venture to re-launch an apparel and lifestyle brand, Tapout. ABG agreed to contribute certain intangible assets for the Tapout brand,

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

licensing contracts, systems, and other administrative functions to Tapout. The Company agreed to contribute promotional and marketing services related to the venture for a period of at least five years in exchange for a 50% interest in the profits and losses and voting interest in Tapout. The Company valued its initial investment of $13,800 based on the fair value of the existing licensing contracts contributed by ABG. To the extent that Tapout records income or losses, we record our share proportionate to our ownership percentage, and any dividends received reduce the carrying amount of the investment. Net equity method earnings from Tapout are included as a component of Other income, net on the Consolidated Statements of Operations. Net dividends received from Tapout are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities. The Company did not record any impairment charges related to our investment in Tapout during the years ended December 31, 2019, 2018 and 2017.

The following table presents the net equity method earnings from Tapout and net dividends received from Tapout for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Net equity method earnings from Tapout	$911	$1,118	$1,141
Net dividends received from Tapout	(1,061)	(1,274)	(1,084)
Equity in earnings of affiliate, net of dividends received	$(150)	$(156)	$57

As promotional services are provided to Tapout, we record revenue and reduce the existing service obligation. During the years ended December 31, 2019, 2018 and 2017, we recorded revenues of $2,759, $2,767 and $2,720, respectively, related to our fulfillment of our promotional services obligation to Tapout. The remaining service obligation as of December 31, 2019 was $231, and was included in Deferred Income.

Our known maximum exposure to loss approximates the remaining service obligation to Tapout, which was $231 as of December 31, 2019. Creditors of Tapout do not have recourse against the general credit of the Company.

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

The following table summarizes the impairments and observable price change event adjustments recorded on our nonmarketable equity investments without readily determinable fair values for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Impairments (1)	$—	$(3,773)	$—
Observable price change upward adjustments (2)	1,151	2,181	—
Observable price change downward adjustments	—	—	—
Total income (loss) from adjustments to nonmarketable equity investments	$1,151	$(1,592)	$—

(1)During the year ended December 31, 2018, the Company recorded an impairment charge on our investment in a mobile video publishing business for the excess of the carrying value over its estimated fair value resulting from going concern issues of the underlying investee company. This charge is reflected in Other income, net in our Consolidated Statements of Operations.

(2)During the year ended December 31, 2019, the Company recorded upward adjustments to the carrying value related to two of the Company’s equity investments. The adjustments were the result of an observable price change events in connection with financing rounds completed by the investees where the underlying value of the preferred shares issued were greater than the value of WWE’s substantially similar preferred shares in the investees. During the year ended December 31, 2018, the Company recorded an upward adjustment to the carrying value related to one of the Company’s equity investments. The adjustment was the result of an observable price change event in connection with a financing round completed by the investee where the underlying value of the preferred shares issued were greater than the value per share of WWE’s substantially similar preferred shares in the investee. These upward adjustments are reflected in Other income, net in our Consolidated Statements of Operations.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Marketable Equity Investments With a Readily Determinable Fair Values

As of December 31, 2019, our investment portfolio includes one investment in a marketable equity security of a publicly traded company. The Company accounts for the equity investment in the common stock of Phunware Inc. (“Phunware”), a software application developer, as a marketable equity investment with readily determinable fair values based on quoted prices on the NASDAQ. During the years ended December 31, 2019 and 2018, the Company recorded unrealized holding losses of $4,444 and unrealized holding gains of $2,474, respectively, based on the closing stock price of the investee company as of the last trading day of the period, which is included in Other income, net in the Consolidated Statements of Operations. During 2017, prior to the accounting rule change on marketable equity investments, unrealized holding gains and losses were recorded through other comprehensive income, net of tax.

Short-Term Investments

Our short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	December 31, 2019				December 31, 2018
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$32,124	$27	$(13)	$32,138	$62,847	$4	$(439)	$62,412
Corporate bonds	120,012	89	(74)	120,027	100,543	—	(1,037)	99,506
Municipal bonds	2,165	—	—	2,165	7,900	—	(41)	7,859
Government agency bonds	5,693	11	—	5,704	22,066	—	(157)	21,909
Total	$159,994	$127	$(87)	$160,034	$193,356	$4	$(1,674)	$191,686

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

As of December 31, 2019, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 2 years
Corporate bonds	1 month - 3 years
Municipal bonds	1 month
Government agency bonds	3 months - 2 years

During the years ended December 31, 2019, 2018 and 2017, we recognized $4,728, $4,508 and $2,007, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income, net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Year Ended December 31,
	2019	2018	2017
Proceeds from maturities and calls of short-term investments	$157,487	$61,428	$35,660
Purchases of short-term investments	$124,282	$94,910	$142,373

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

The fair value measurements of our equity investments without readily determinable fair values are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. Beginning in 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. See Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements, for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. Refer to Note 5, Investment Securities and Short-Term Investments, for details on impairments and observable pricing event adjustments related to our equity investments without readily determinable fair values.

The Company's long-lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. During the years ended December 31, 2019 and 2018, we recorded non-cash abandonment charges of $940 and $1,693, respectively, to write off the carrying value of certain assets included within property and equipment that we deemed will no longer be used by the Company and had no further alternative use. These charges are included as a component of Operating expenses in our Consolidated Statements of Operations. Apart from these charges, the Company did not record any other impairment charges on long lived property and equipment and television production assets during the years ended December 31, 2019, 2018 and 2017. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded impairment charges of $1,301, $4,865 and $5,472 on feature film production assets based upon fair value measurements of $943, $3,635, and $4,347, respectively. Refer to Note 9, Feature Film Production Assets, for further discussion. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of these impaired films where indicators of impairment exist. The significant unobservable inputs to this model are the Company’s expected

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

cash flows for the film, including projected home video sales, pay and free TV sales and international sales, and a discount rate of 13% that we estimate market participants would seek for bearing the risk associated with such assets. The Company utilizes an independent third-party valuation specialist who assists us in gathering the necessary inputs used in our model.

The fair value of the Company's long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company’s Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At December 31, 2019, the face amount of the mortgage loan and promissory note approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of December 31, 2019 and 2018, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$207,338	$192,262	$189,323	$187,371

(1)The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

7. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2019	2018
Land, buildings and improvements	$163,202	$141,070
Equipment and projects-in-progress	156,068	129,367
Corporate aircraft	32,249	32,249
Vehicles	1,030	942
	352,549	303,628
Less accumulated depreciation and amortization	(177,797)	(155,539)
Total	$174,752	$148,089

Depreciation expense for property and equipment totaled $30,190, $24,176 and $24,680 for the years ended December 31, 2019, 2018 and 2017, respectively.

During the years ended December 31, 2019 and 2018, we recorded non-cash abandonment charges of $940 and $1,693, respectively, to write off the carrying value of certain assets that we deemed will no longer be used by the Company and had no further alternative use. These charges are included as a component of Operating expenses on the Consolidated Statements of Operations.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Information about the Nature of WWE’s Lease Portfolio

As of December 31, 2019, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarters lease that commenced on July 1, 2019 (see additional details below), our other real estate leases have remaining lease terms of approximately one year to eight years, some of which may include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to three years. Generally, no covenants are imposed by our lease agreements.

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

 The lease commenced on July 1, 2019 at which time the Company gained control of the leased premises. The lease provides the Company with an 18 month free rent period from the lease commencement date, followed by an initial base term of 15 years with base rental payments of $19,101 per year for the first five years, and increasing to $20,927 per year over the second five year term, and $22,754 per year over the third five year term. The lease includes five, five year renewal options, with the first three renewal options renewing at the lower of the then-escalated rent per the lease agreement or the fair market value rent, and the last two renewal options renewing at the fair market value rent. The lease is accounted for as a finance lease under the lease accounting guidance.

At lease commencement, the Company recorded a lease obligation of $325,453 and right-of-use asset of $285,762, net of tenant improvement allowances of $40,069 which are expected to be received from the landlord. The tenant improvement allowance is recorded within Other assets on our Consolidated Balance Sheets. The Company expects to complete its move into the new space in early 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

For the year ended
December 31,
2019
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$12,556
Interest on lease liabilities	10,020
Operating lease costs	8,693
Other short-term and variable lease costs	1,914
Sublease income (1)	(64)
Total lease costs	$33,119

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$607
Operating cash flows from operating leases	$7,945
Finance cash flows from finance leases	$8,352
Right-of-use assets obtained in exchange for new finance lease liabilities (2)	$286,330
Right-of-use assets obtained in exchange for new operating lease liabilities (2)	$6,283

As of
December 31,
2019
Weighted-average remaining lease term - finance leases	29.8 years
Weighted-average remaining lease term - operating leases	4.3 years
Weighted-average discount rate - finance leases	4.8%
Weighted-average discount rate - operating leases	4.6%

(1)Sublease income excludes rental income from owned properties.

(2)Includes right-of-use assets for leases that commenced after January 1, 2019.

Maturity of lease liabilities as of December 31, 2019 were as follows:

	Operating	Finance
	Leases	Leases
2020	$7,510	$8,292
2021	6,348	20,883
2022	3,396	19,345
2023	1,917	19,255
2024	1,613	19,205
Thereafter	2,670	636,313
Total lease payment	23,454	723,293
Less: imputed interest	(2,297)	(379,883)
Total future minimum lease payments	$21,157	$343,410

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

9. Feature Film Production Assets, Net

Feature film production assets consisted of the following:

	As of December 31,
	2019	2018
In release	$8,273	$12,430
In production	7,397	707
In development	203	421
Total	$15,873	$13,558

Approximately 27% of “In release” film production assets are estimated to be amortized over the next 12 months and approximately 63% of “In release” film production assets are estimated to be amortized over the next three years. We anticipate amortizing 80% of our "In release" film production assets within five years as we receive revenues associated with television distribution of our licensed films. During the years ended December 31, 2019, 2018 and 2017, we amortized $4,135, $3,106 and $11,748, respectively, of feature film production assets. During these periods, our films were released under a co-distribution model. Under the co-distribution model, third-party distribution partners control the distribution and marketing of co-distributed films, and as a result, we recognize our share of revenue after the third-party distribution partners recoup distribution fees and expenses and results are reported to us. Results are typically reported to us in periods subsequent to the initial release of the film. In certain arrangements, where worldwide film rights and interests are sold to third-party distribution partners, we recognize revenue upon delivery of the completed film to the third-party.

During the year ended December 31, 2019, one of our feature films, Fighting With My Family, was released via theatrical distribution. Additionally, during 2019, we recognized revenues of $1,250 associated with the sale of rights related to our feature film, Buddy Games.

During the year ended December 31, 2018, we released one film via theatrical distribution, Blood Brother, and one film direct to DVD, The Marine 6: Close Quarters. These two films comprised $1,998 of our “In release” feature film assets as of December 31, 2018.

We currently have three film designated as "In production." We also have capitalized certain script development costs for various other film projects designated as “In development.” Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned. During the years ended December 31, 2019, 2018 and 2017, we expensed $282, $851 and $157, respectively, related to previously capitalized development costs related to abandoned projects.

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

We recorded impairment charges of $1,301, $4,865 and $5,472 related to our feature films during the years ended December 31, 2019, 2018 and 2017, respectively. These impairment charges represent the excess of the recorded net carrying value over the estimated fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

10. Television Production Assets, Net

Television production assets consisted of the following:

	As of December 31,
	2019	2018
In release	$1,042	$1,308
Completed but not released	171	—
In production	2,959	6,165
Total	$4,172	$7,473

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

Amortization of television production assets consisted of the following:

	For the year ended December 31,
	2019	2018	2017
Television programming	$24,815	$22,312	$17,399
WWE Network programming	5,175	7,256	3,738
Total	$29,990	$29,568	$21,137

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the capitalized costs or amortization tables noted above.

Unamortized television production assets are evaluated for impairment each reporting period. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that a program will not likely air, we will expense the remaining unamortized asset. During the years ended December 31, 2019, 2018 and 2017, we did not record any impairments related to our television production assets.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2019	2018
Trade related	$9,282	$12,198
Staff related	8,651	10,255
Management incentive compensation	6,481	37,103
Talent related	8,184	8,799
Accrued WWE Network related expenses	5,510	2,054
Accrued event and television production	16,627	13,881
Accrued legal and professional	5,716	4,906
Accrued purchases of property and equipment	4,997	13,464
Accrued film liability	5,986	2,774
Accrued other	9,158	14,724
Total	$80,592	$120,158

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities.

12. Convertible Debt

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least March 31, 2020. As of December 31, 2019, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of December 31, 2019, no actual conversions have occurred to date. See Note 3, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount at its issuance date estimated fair value. The debt discount is amortized as additional non-cash interest expense over the term of the Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the Note issuances, we allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component are amortized as non-cash interest expense over the term of the Convertible Notes. Offering costs attributable to the equity component were netted with the equity component in stockholders' equity.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The Convertible Notes consisted of the following components:

	As of December 31,
	2019	2018
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(22,738)	(27,629)
Less: Unamortized debt issuance costs	(3,595)	(4,281)
Net carrying amount	$188,667	$183,090

Equity component (1)	$35,547	$35,547

(1)Recorded in the Consolidated Balance Sheets within additional paid-in capital.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	For the year ended
	December 31,
	2019	2018	2017
3.375% contractual coupon	$7,256	$7,256	$7,232
Amortization of debt discount	4,891	4,588	4,290
Amortization of debt issuance costs	686	617	553
Additional interest on Convertible Notes (1)	1,370	—	—
Interest expense	$14,203	$12,461	$12,075

(1)During the year ended December 31, 2019, additional nonrecurring interest expense was incurred pursuant to the notes’ indenture related to the removal of the restrictive legend and assignment of the unrestricted CUSIP on the Convertible Notes.

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

Warrant Transactions

In connection with entering into the Note Hedge transactions described above, we also concurrently entered into separate warrant transactions (the “Warrants”), to sell warrants to acquire approximately 8.63 million shares of our Class A common stock in connection with the Note Hedge transactions at an initial strike price of approximately $31.89 per share, which represented a premium of approximately 60.0% over the last reported sale price of our Class A common stock of $19.93 on December 12, 2016 (initial issuance date of the Convertible Notes). The Warrants transactions have been accounted for as part of additional paid-in capital.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

13. Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	December 31,	December 31,
	2019	2018
Current portion of long-term debt:
Aircraft financing	$3,218	$4,740
Mortgage	395	378
Total current portion of long-term debt	3,613	5,118

Long-term debt:
Aircraft financing	$—	$3,218
Mortgage	22,098	22,478
Total long-term debt	22,098	25,696

Total	$25,711	$30,814

Mortgage

In September 2016, the Company acquired real property and assumed future obligations under a loan agreement, dated June 8, 2015, in the principal amount of $23,000, which loan is secured by a mortgage on the property. The loan bears interest at the rate of 4.50% per annum and required monthly interest only payments of $86 until June 2018 and interest and principal payments of $117 per month thereafter, with a balloon payment on maturity on July 5, 2025. There is a significant yield maintenance premium for prepayments. Pursuant to the loan agreement, since the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, these assets will not be available to satisfy debts and obligations due to any other creditors of the Company.

As of December 31, 2019, the scheduled principal repayments under our mortgage obligation for the subsequent five years and the remaining term of the mortgage are as follows:

December 31, 2020	$395
December 31, 2021	412
December 31, 2022	431
December 31, 2023	451
December 31, 2024	472
Thereafter	20,332
$22,493

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

As of December 31, 2019, the scheduled principal repayments under our Aircraft Note obligation for the subsequent year is as follows:

December 31, 2020	$3,218
$3,218

The table above assumes that the Aircraft Note will not be prepaid prior to its maturity on August 7, 2020.

Credit Facility

Revolving Credit Facility

On May 24, 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Amended and Restated Revolving Credit Facility”). The Amended and Restated Revolving Credit Facility replaced the previous $100,000 revolving credit facility and, among other things, extends the maturity date from July 29, 2021 to May 24, 2024. Applicable interest rates for the borrowings under the Amended and Restated Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of December 31, 2019, the LIBOR-based rate plus margin was 3.16%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.175% on the average daily unused portion of the Amended and Restated Revolving Credit Facility. Under the terms of the Amended and Restated Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of December 31, 2019, the Company was in compliance with the Amended and Restated Revolving Credit Facility, and had available debt capacity under the terms of the Amended and Restated Revolving Credit Facility of $200,000. As of December 31, 2019 and 2018, there were no amounts outstanding under the Amended and Restated Revolving Credit Facility.

14. Income Taxes

For the years ended December 31, 2019, 2018 and 2017, the effective tax rate on income from continuing operations was 18.6%, 6.1% and 49.0%, respectively.

The components of our tax provision are as follows:

	Year Ended December 31,
	2019	2018	2017
Current taxes:
Federal	$(294)	$81	$7,785
State and local	1,422	235	1,313
Foreign	7,028	7,191	8,750
Deferred taxes:
Federal	8,015	(1,774)	13,177
State and local	1,412	737	396
Foreign	34	(21)	(1)
Total income tax expense	$17,617	$6,449	$31,420

Within the current foreign tax provision for the years ended December 31, 2019, 2018 and 2017 is $7,587, $7,350 and $8,453, respectively, of foreign withholding taxes paid on income included within the US pre-tax book income below. The federal deferred tax provision for the year ended December 31, 2017 includes a charge of $10,878 associated with the remeasurement of our deferred tax assets due to the revised corporate tax rate as a result of the Tax Cuts and Jobs Act of 2017.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Components of income before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
United States	$92,701	$104,338	$62,280
Foreign	1,977	1,699	1,780
Total income before income taxes	$94,678	$106,037	$64,060

The following sets forth the difference between the provision/(benefit) for income taxes computed at the U.S. federal statutory income tax rate of 21% (for 2019 and 2018) and 35% (for 2017) and that reported for financial statement purposes:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal tax	$19,880	$22,268	$22,421
State and local taxes, net of federal tax benefit	3,962	4,915	1,472
Foreign rate differential	(53)	(50)	(298)
Tax exempt interest income	(16)	(32)	(86)
Qualified production activity deduction	—	—	(1,750)
Nondeductible executive compensation	1,669	2,672	136
Unrecognized tax benefits	(23)	46	(146)
Meals and entertainment	261	233	317
Employee Stock Purchase Plan	(87)	248	44
Deferred tax asset remeasurement	—	(111)	10,878
Deemed repatriation transition tax	—	(19)	406
Foreign-derived intangible income (FDII)	(422)	(1,346)	—
Global intangible low-taxed income (GILTI)	273	122	—
Excess tax benefits related to the vesting of share-based compensation	(9,394)	(22,473)	(1,604)
Other	1,567	(24)	(370)
Provision for income taxes	$17,617	$6,449	$31,420

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The tax effects of temporary differences and net operating losses that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
	2019	2018
Deferred tax assets:
Accounts receivable	$110	$145
Inventory	1,702	1,329
Deferred income	1,555	1,932
Stock compensation	5,572	7,090
Net operating loss carryforward	1,080	1,103
Foreign tax credits	7,158	5,055
Investments	695	2,193
Intangible assets	1,750	1,619
Capitalized feature film production costs	1,410	1,418
Accrued liabilities and reserves	1,041	1,278
Lease obligations	7,951	—
Federal benefit related to uncertain tax positions	40	108
Deferred tax assets, gross	30,064	23,270
Valuation allowance	(1,080)	(1,103)
Deferred tax assets, net	28,984	22,167
Deferred tax liabilities:
Property and equipment depreciation	(12,509)	(2,672)
Deferred revenue	(1,664)	—
Right-of-use assets	(4,470)	—
Investments	(3,124)	(2,357)
Deferred tax liabilities	(21,767)	(5,029)
Total deferred tax assets, net	$7,217	$17,138

The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the vesting of restricted stock units and performance stock units of $65,885, $115,792 and $21,457 in 2019, 2018 and 2017, respectively.

As of December 31, 2019 and 2018, we had $7,217 and $17,138, respectively, of deferred tax assets, net, included in our Consolidated Balance Sheets. The decrease in our net deferred tax asset balance was primarily driven by 100% bonus depreciation, the change in valuation of various equity investments and method changes related to the new revenue recognition standard, partially offset by the impact of the adoption of the new lease standard.

During the years ended December 31, 2019, 2018 and 2017, we recognized $9,394, $22,473 and $1,604, respectively, of excess tax benefits related to the Company’s share-based compensation awards at vesting. Income tax effects of vested awards are included within the provision for income taxes on the Consolidated Statements of Operations. The tax benefit recorded is driven by the increase in the Company’s stock price between the original grant date of the awards and their subsequent vesting date. The corresponding offset of these tax benefits is included as a component of Prepaid expenses and other current assets within our Consolidated Balance Sheets.

Discrete tax items, including the aforementioned excess tax benefits, resulted in a net tax benefit of $7,919 and $22,650 during the years ended December 31, 2019 and 2018, respectively, and a net tax expense of $9,160 during the year ended December 31, 2017. Excluding these items, our effective tax rate was 27%, 27% and 35% for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019 and 2018, we had valuation allowances of $1,080 and $1,103 respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to foreign income taxes and the resulting net operating losses in foreign jurisdictions where we have ceased operations.

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

Unrecognized Tax Benefits

For the year ended December 31, 2019, we recognized $193 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $8 of potential interest and penalties related to uncertain tax positions. For the year ended December 31, 2018, we recognized $108 of previously unrecognized tax benefits relating to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $15 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts contributed to our effective tax rate of 18.6% for the year ended December 31, 2019 as compared to 6.1% for the year ended December 31, 2018.

At December 31, 2019, we had $251 of unrecognized tax benefits, which if recognized, would affect our effective tax rate, which is classified in Other non-current liabilities. At December 31, 2018, we had $420 of unrecognized tax benefits, which is classified in Other non-current liabilities.

Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2019	2018
Beginning Balance- January 1	$420	$389
Increase to unrecognized tax benefits recorded for positions taken during the current year	7	64
Increase to unrecognized tax benefits recorded for positions taken during a prior period	9	65
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—	(7)
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(185)	(91)
Ending Balance- December 31	$251	$420

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $63 of accrued interest and $31 of accrued penalties related to uncertain tax positions as of December 31, 2019 classified in Other non-current liabilities. At December 31, 2018, we had $61 of accrued interest and $31 of accrued penalties related to uncertain tax positions classified in Other non-current liabilities.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $146 within 12 months after December 31, 2019.

We file income tax returns in the United States and various state, local, and foreign jurisdictions. During 2019 and 2018, the Company settled audits with various state and local jurisdictions. We are generally subject to examination by the IRS for years ending on or after December 31, 2016. We are also subject to examination by various state and local jurisdictions for years ending on or after December 31, 2016.

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

We recorded the following incentives during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Television production incentives	$13,539	$12,166	$11,260
Feature film production incentives	288	—	3,683
Infrastructure improvement incentives on qualifying capital projects	1,438	—	—
Total	$15,265	$12,166	$14,943

16. Commitments and Contingencies

We have certain commitments, including various service contracts with certain vendors and various talent. Our future commitments related to our operating and finance leases are separately disclosed in Note 8, Leases.

Future minimum payments as of December 31, 2019 under the agreements described above were as follows:

Service Contracts
and Talent
Commitments
2020	$28,836
2021	18,360
2022	11,941
2023	263
2024	262
Thereafter	177
Total	$59,839

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

17. Related Party Transactions

Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock. Through the beneficial ownership of a substantial majority of our Class B common stock, Mr. McMahon can effectively exercise control over our affairs.

As previously announced, in April 2018, the Company entered into transactions with Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, granting Alpha rights to launch a professional football league under the name “XFL”. Under these agreements, WWE received, among other things, an equity interest in Alpha without payment by, or other financial obligation on the part of, WWE. The investment will be accounted for under the equity method of accounting. WWE’s equity interest in the net assets of Alpha at the transaction closing date on April 3, 2018 was insignificant. After Alpha’s formation, we recorded our proportionate share of Alpha’s reported net losses which exceeded the carrying amount of the investment and reduced the investment value to zero as of June 30, 2018. Subsequent losses after that date are not required or provided for, after which we will resume accounting for the investment under the equity method if Alpha subsequently has net income and our share of that net income exceeds the share of net losses we did not recognize during the period the equity method of accounting was suspended. In addition, WWE entered into a support services agreement to provide Alpha with certain administrative support services with such services billed to Alpha on a cost-plus margin basis. During the years ended December 31, 2019 and 2018, the Company billed Alpha $3,250 and $1,305, respectively, for services rendered under the support services agreement. As of December 31, 2019 and 2018, the Company had $236 and $474, respectively, of current receivables for amounts billed to Alpha.

18. Stockholders’ Equity

Stock Repurchase Program

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500,000 of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time.

During the year ended December 31, 2019, the Company repurchased 1,398,385 shares of common stock in the open market at an average price of $59.67 for an aggregate amount of $83,441. All share repurchases have been retired. As of December 31, 2019, $416,559 of common stock may be repurchased under the stock repurchase program announced in February 2019.

Stock repurchases are accounted for under the cost method. All shares repurchased to date have been retired by the Company with no unsettled share repurchases as of December 31, 2019. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings, with certain limitations. The portion allocated to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. Direct costs incurred to repurchase the common stock were not material and were expensed in the period incurred. For the year ended December 31, 2019, $70,991 and $12,436 was deducted from retained earnings and additional paid-in capital, respectively, related to the common stock shares retired.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Class B Convertible Common Stock

Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the years ended December 31, 2019, 2018 and 2017, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.

Dividends

We declared and paid quarterly dividends of $0.12 per share, totaling $37,431, $37,243, and $36,854 on all Class A and Class B shares for the years ended December 31, 2019, 2018 and 2017, respectively.

19. Stock-based Compensation

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

As of December 31, 2019, there were approximately 3.3 million shares available for future grants under the 2016 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs, PSUs and PSU-TSRs.

Stock-based compensation costs, which includes costs related to RSUs, PSUs and PSU-TSRs totaled $28,025, $37,323 and $23,875 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following tables summarize the RSU activity for the year ended December 31, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	409,665	$26.52
Granted	88,265	$83.01
Vested	(200,793)	$23.72
Forfeited	(27,210)	$41.60
Dividend equivalents	2,480	$29.04
Unvested at December 31, 2019	272,407	$45.41

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Tax benefits realized	$13,813	$16,272	$2,920
Weighted-average grant-date fair value of RSUs granted	7,327	6,872	6,054
Fair value of RSUs vested	4,763	3,709	2,490

As of December 31, 2019, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures, was $6,247 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

The following tables summarize the PSU activity for the year ended December 31, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	1,116,085	$39.98
Granted	155,872	$64.87
Achievement adjustment	297,061	$83.51
Vested	(837,597)	$38.83
Forfeited	(16,344)	$65.19
Dividend equivalents	6,321	$56.74
Unvested at December 31, 2019	721,398	$67.97

	Year Ended December 31,
	2019	2018	2017
Tax benefits realized	$52,072	$99,520	$18,538
Weighted-average grant-date fair value of PSUs granted	10,111	27,635	16,833
Fair value of PSUs vested	32,523	24,591	15,301

During the year ended December 31, 2018 we granted 369,996 PSUs, which were subject to performance conditions. During the first quarter of 2019, it was determined that the performance conditions related to these PSUs were exceeded, which resulted in an achievement adjustment increase of 297,061 PSUs in 2019 relating to the initial 2018 PSU grant.

As of December 31, 2019, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was $16,633 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.3 years.

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

The following tables summarize the PSU-TSR activity for the year ended December 31, 2019:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2019	340,971	$47.42
Granted	—	$—
Vested	—	$—
Unvested at December 31, 2019	340,971	$47.42

	Year Ended December 31,
	2019	2018
Tax benefits realized	$—	$—
Weighted-average grant-date fair value of PSU-TSRs granted	—	16,168
Fair value of PSU-TSRs vested	—	—

As of December 31, 2019, total unrecognized stock-based compensation expense related to unvested PSU-TSRs, net of estimated forfeitures, was $1,855 before income taxes, and is expected to be recognized over a weighted-average period of approximately 3.3 years.

Employee Stock Purchase Plan

We provide a stock purchase plan for our employees. Under the plan, all eligible regular full-time employees may contribute up to 10% of their base compensation (subject to certain dollar limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to General and administrative expenses for the difference between the fair market value and the discounted price. During 2019, 2018 and 2017, employees purchased 34,001, 65,255 and 72,882 shares of our common stock which resulted in an expense of $488, $1,981, and $276, respectively. As of December 31, 2019, 1.5 million shares of the Company's common stock are available for issuance under the 2012 Employee Stock Purchase Plan.

20. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $2,977, $2,570 and $2,341 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2019, 2018 or 2017.

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

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes amortization and depreciation expenses directly related to our revenue generating activities, including feature film and television production asset amortization, amortization of costs related to content delivery and technology assets utilized for our WWE Network, as well as amortization of right-of-use assts related to finance leases of equipment used to produce and broadcast our live events. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

We do not disclose assets by segment information. We do not provide assets by segment information to our chief operating decision maker, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment.

The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2019	2018	2017
Net revenues:
Media	$743,099	$683,351	$535,570
Live Events	125,585	144,203	151,705
Consumer Products	91,758	102,606	113,684
Total net revenues	$960,442	$930,160	$800,959

Depreciation and amortization:
Media	$12,592	$11,863	$11,884
Live Events	—	—	—
Consumer Products	—	—	—
Corporate	21,535	13,206	14,166
Total depreciation and amortization	$34,127	$25,069	$26,050

Adjusted OIBDA:
Media	$224,136	$210,579	$141,625
Live Events	9,376	20,543	27,115
Consumer Products	28,559	28,376	37,727
Corporate	(82,038)	(80,647)	(70,389)
Total Adjusted OIBDA	$180,033	$178,851	$136,078

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Year Ended December 31,
	2019	2018	2017
Total operating income	$116,510	$114,478	$75,578
Depreciation and amortization	34,127	25,069	26,050
Stock-based compensation	29,396	39,304	24,151
Other adjustments (1)	—	—	10,299
Total Adjusted OIBDA	$180,033	$178,851	$136,078

(1)Other adjustments for the year ended December 31, 2017 include $5,586 of non-recurring legal matters and other contractual obligations, and $4,713 of certain impairment charges related to our feature films.

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year Ended December 31,
	2019	2018	2017
North America	$656,642	$612,322	$599,697
Europe/Middle East/Africa	223,471	237,196	125,639
Asia Pacific	67,493	69,064	61,568
Latin America	12,836	11,578	14,055
Total net revenues	$960,442	$930,160	$800,959

The Company's property and equipment was almost entirely located in the United States at December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, there were two customers with revenues individually in excess of 10% of total consolidated net revenues. During the year ended December 31, 2017, there was one customer with revenues individually in excess of 10% of total consolidated net revenues. These revenues are primarily reflected in our Media segment.

22. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relate principally to a limited number of distributors, including our WWE Network, television, and pay-per-view distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. At December 31, 2019 our largest receivable balance from customers was 49% of our gross accounts receivable. At December 31, 2018, our largest receivable balance from customers was 30% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

23. Selected Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019	(1) (3)	(1) (2) (3)	(1) (2) (3)	(1) (2) (3)
Net revenues	$182,448	$268,809	$186,383	$322,802
Operating expenses	$135,450	$197,363	$133,842	$171,544
Net income (loss)	$(8,396)	$10,414	$5,790	$69,253
Net income (loss) per common share: basic	$(0.11)	$0.13	$0.07	$0.89
2018
Net revenues	$187,721	$281,542	$188,391	$272,506
Operating expenses	$120,061	$198,891	$120,797	$169,433
Net income	$14,835	$9,945	$33,590	$41,218
Net income per common share: basic	$0.19	$0.13	$0.43	$0.55

(1)Operating expenses for the first, second, third and fourth quarter of 2019 includes impairment charges of $198, $246, $759 and $98, respectively, related to certain of our feature films. Operating expenses for the first, second, third and fourth quarters of 2018 includes impairment charges of $925, $563, $1,325 and $2,052, respectively, related to certain of our feature films. See Note 9, Feature Film Production Assets, for further discussion.

(2)Net income for the second, third and fourth quarters of 2019 includes a benefit of $669, $12,498 and $372, respectively, related to television production incentives. Net income for the third and fourth quarters of 2018 includes a benefit of $11,702 and $464, respectively, related to television production incentives.

(3)Net income for the second quarter of 2019 includes a $1,151 investment gain related to favorable observable price adjustments related to two of our nonmarketable equity securities. Net income for the first, second, third and fourth quarters of 2019 includes unrealized holding losses of $194, $3,597, $568 and $85, respectively, on a marketable equity security. Net income for the second and fourth quarters of 2018 includes impairment charges of $3,000 and $773, respectively, related to our nonmarketable equity investments. Net income for the third quarter of 2018 includes a $2,181 investment gain related to a favorable observable price adjustment related to a nonmarketable equity investment. Net income for the fourth quarter of 2018 includes a $2,474 favorable mark-to-market adjustment on a marketable equity security. See Note 5, Investment Securities and Short-Term Investments, for further discussion.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Charges to
	Balance at	Expense/
	Beginning	Against	Deductions/	Balance at
Description	of Year	Revenues	Adjustments *	End of Year
For the Year Ended December 31, 2019
Allowance for doubtful accounts	$651	$31	$(263)	$419
Home video allowance for returns	343	—	6	349
Allowance for WWE Network refunds and chargebacks	15	410	(375)	50
For the Year Ended December 31, 2018
Allowance for doubtful accounts	$1,342	$(388)	$(303)	$651
Home video allowance for returns	1,662	129	(1,448)	343
Allowance for WWE Network refunds and chargebacks	30	230	(245)	15
For the Year Ended December 31, 2017
Allowance for doubtful accounts	$5,945	$537	$(5,140)	$1,342
Home video allowance for returns	2,273	6,890	(7,501)	1,662
Allowance for WWE Network refunds and chargebacks	40	353	(363)	30

*   Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of products, as well as certain adjustments to the allowance account, including reserves for amounts due from customers that have not been recognized as revenue.