Form 10-Q
period 2020-03-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2020-04-23
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

At April 21, 2020, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 46,316,133 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenues	$291,009	$182,448
Operating expenses	175,389	135,450
Marketing and selling expenses	22,677	23,144
General and administrative expenses	28,750	24,293
Depreciation and amortization	10,900	6,420
Operating income (loss)	53,293	(6,859)
Interest expense	8,151	6,339
Other (expense) income, net	(10,420)	1,849
Income (loss) before income taxes	34,722	(11,349)
Provision for (benefit from) income taxes	8,549	(2,953)
Net income (loss)	$26,173	$(8,396)
Earnings (loss) per share: basic	$0.34	$(0.11)
Earnings (loss) per share: diluted	$0.31	$(0.11)
Weighted average common shares outstanding:
Basic	77,336	78,040
Diluted	85,100	78,040
Dividends declared per common share (Class A and B)	$0.12	$0.12

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$26,173	$(8,396)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(426)	33
Unrealized holding gains (losses) on available-for-sale debt securities (net of tax (benefit) expense of $(506) and $230, respectively)	(1,602)	727
Total other comprehensive (loss) income	(2,028)	760
Comprehensive income (loss)	$24,145	$(7,636)

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$158,520	$90,447
Short-term investments, net	132,999	160,034
Accounts receivable (net of allowance for doubtful accounts and returns of $1,115 and $818, respectively)	136,315	124,771
Inventory, net	8,259	8,252
Prepaid expenses and other current assets	25,759	20,806
Total current assets	461,852	404,310
PROPERTY AND EQUIPMENT, NET	172,891	174,752
FINANCE LEASE RIGHT-OF-USE ASSETS, NET	318,227	289,932
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	15,685	20,811
CONTENT PRODUCTION ASSETS, NET	17,495	20,045
INVESTMENT SECURITIES	16,374	28,106
DEFERRED INCOME TAX ASSETS, NET	8,057	7,217
OTHER ASSETS, NET	47,065	47,060
TOTAL ASSETS	$1,057,646	$992,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,416	$3,613
Finance lease liabilities	9,344	7,945
Operating lease liabilities	3,623	6,586
Convertible debt	190,158	188,667
Accounts payable and accrued expenses	84,294	80,592
Deferred income	62,406	56,941
Total current liabilities	352,241	344,344
LONG-TERM DEBT	22,000	22,098
FINANCE LEASE LIABILITIES	368,696	335,465
OPERATING LEASE LIABILITIES	12,177	14,571
OTHER NON-CURRENT LIABILITIES	445	429
Total liabilities	755,559	716,907
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 46,311,161 and 46,181,320 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	463	462
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 31,099,011 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	311	311
Additional paid-in capital	417,257	405,353
Accumulated other comprehensive income	836	2,864
Accumulated deficit	(116,780)	(133,664)
Total stockholders’ equity	302,087	275,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,057,646	$992,233

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2020
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2019	46,181	$462	31,099	$311	$405,353	$2,864	$(133,664)	$275,326
Net income	—	—	—	—	—	—	26,173	26,173
Other comprehensive loss	—	—	—	—	—	(2,028)	—	(2,028)
Stock issuances, net	130	1	—	—	1,411	—	—	1,412
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(2,572)	—	—	(2,572)
Cash dividends declared	—	—	—	—	—	—	(9,289)	(9,289)
Stock-based compensation	—	—	—	—	13,065	—	—	13,065
Balance, March 31, 2020	46,311	$463	31,099	$311	$417,257	$836	$(116,780)	$302,087

	Three Months Ended March 31, 2019
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2018	43,721	$437	34,303	$343	$415,281	$1,502	$(101,326)	$316,237
Net loss	—	—	—	—	—	—	(8,396)	(8,396)
Other comprehensive income	—	—	—	—	—	760	—	760
Stock issuances, net	18	—	—	—	1,157	—	—	1,157
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(51)	—	—	(51)
Cash dividends declared	—	—	—	—	2	—	(9,368)	(9,366)
Stock-based compensation	—	—	—	—	12,828	—	—	12,828
Balance, March 31, 2019	43,739	$437	34,303	$343	$429,217	$2,262	$(119,090)	$313,169

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$26,173	$(8,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairments of content production assets	8,911	8,952
Depreciation and amortization	12,093	8,003
Other amortization	4,268	3,496
Loss on equity investments	11,718	194
Services provided in exchange for equity instruments	(231)	(760)
Stock-based compensation	13,065	12,828
Benefit from deferred income taxes	(840)	(780)
Other non-cash adjustments	4,767	1,035
Cash (used in)/provided by changes in operating assets and liabilities:
Accounts receivable	(21,372)	23,989
Inventory	(503)	(1,018)
Prepaid expenses and other assets	6,696	(9,425)
Content production assets	(9,277)	(4,836)
Accounts payable, accrued expenses and other liabilities	4,760	(38,757)
Deferred income	5,668	12,224
Net cash provided by operating activities	65,896	6,749
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(8,318)	(16,831)
Purchases of short-term investments	(8,685)	(13,398)
Proceeds from sales and maturities of short-term investments	33,535	20,478
Purchase of investment securities	—	(120)
Net cash provided by (used in) investing activities	16,532	(9,871)
FINANCING ACTIVITIES:
Repayment of long-term debt	(1,295)	(1,268)
Repayment of finance leases	(2,611)	(2,043)
Dividends paid	(9,289)	(9,366)
Taxes paid related to net settlement upon vesting of equity awards	(2,572)	(51)
Proceeds from issuance of stock	1,412	1,157
Net cash used in financing activities	(14,355)	(11,571)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,073	(14,693)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,447	167,457
CASH AND CASH EQUIVALENTS, END OF PERIOD	$158,520	$152,764
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$4,531	$10,325

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2019.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

2. Significant Accounting Policies

Our significant accounting policies are detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2019. During the first quarter of 2020, the Company adopted new accounting guidance related to improvements to the accounting for film costs. Refer to Note 9, Content Production Assets, Net, for a description of the updated accounting policy. Additionally, the Company adopted new accounting guidance related to the measurement of credit losses for certain financial instruments. Refer to Note 10, Investment Securities and Short-Term Investments, for details on the adoption. Additional details related to these adoptions are described further below in Recent Accounting Pronouncements.

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

Included within Operating expenses are the following:

	Three Months Ended
	March 31,
	2020	2019
Amortization and impairment of content production assets	$8,911	$8,952
Depreciation and amortization of WWE Network content delivery and technology assets	1,125	1,582
Amortization of right-of-use assets - finance leases of equipment	2,559	1,996
Depreciation on equipment used directly in revenue generating activities	136	—
Total depreciation and amortization included in operating expenses	$12,731	$12,530

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Recent Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials”, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. In addition, the amendments require that an entity test films and license agreements for program material for impairment at a film group level when the film or license agreements are predominantly monetized with other films and license agreements. The Company evaluated its portfolio of content assets in order to determine the predominant monetization strategies which now dictates the appropriate impairment model to apply. In general, the Company’s content assets related to original programming content airing on the WWE Network are predominantly monetized as a film group through monthly subscription fees collected from WWE Network subscribers, while the Company’s other content assets comprised largely of feature films and episodic television series which are licensed or sold to distributers are predominantly monetized individually through the underlying rights fees collected under the distribution arrangements. The Company previously provided separate captions within noncurrent assets on the face of the consolidated balance sheet for episodic television production assets and feature film production assets. With the adoption of the amendments, the Company now presents both episodic television and feature film production assets under one combined caption, Content production assets, net, within the noncurrent assets section of the consolidated balance sheet. To conform to the current period presentation, the Content productions assets, net balance of $20,045 as of December 31, 2019 is comprised of $15,873 of feature film production assets and $4,172 of television production assets. ASU 2019-02 is effective for fiscal years beginning after December 15, 2019. The Company adopted the amendments on January 1, 2020 with no material impact to our consolidated financial statements upon adoption. Refer to Note 9, Content Production Assets, Net, for further details.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

from a collaborative arrangement participant if the participant is not a customer. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted the amendment on January 1, 2020 with no impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted the amendments on January 1, 2020 and applied the amendments prospectively to all implementation costs incurred after the date of adoption.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019. Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. The amendments eliminated certain disclosure requirements such as the elimination of disclosing the valuation process for Level 3 fair value measurements. Other amendments in the update did not largely impact the Company. The Company adopted the amendments on January 1, 2020 with no impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for fiscal years beginning after December 15, 2019. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company evaluated its financial instruments and determined that its trade accounts receivables are subject to the new current expected credit loss model and the Company’s available-for-sale debt securities are subject to the new modified credit impairment guidance. Based upon the application of the new current expected credit loss model on our opening balance of accounts receivable as of January 1, 2020, we determined that no material incremental credit loss reserve is needed and accordingly did not record a cumulative effect adjustment. As of the adoption date on January 1, 2020, the Company applied the new credit impairment guidance for available-for-sale debt securities on a prospective basis. Refer to Note 10, Investment Securities and Short-Term Investments, for further information on our available-for-sale debt securities.

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

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes depreciation and amortization expenses directly related to our revenue generating activities, including content production asset amortization, depreciation and amortization of costs related to content delivery and technology assets utilized for our WWE Network, as well as amortization of right-of-use assets related to finance leases of equipment used to produce and broadcast our live events. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

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

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended
	March 31,
	2020	2019
Net revenues:
Media	$256,558	$135,447
Live Events	17,529	26,239
Consumer Products	16,922	20,762
Total net revenues	$291,009	$182,448

Adjusted OIBDA:
Media	$102,636	$28,500
Live Events	(2,643)	794
Consumer Products	3,845	6,020
Corporate	(26,580)	(22,925)
Total Adjusted OIBDA	$77,258	$12,389

Reconciliation of Total Operating Income (Loss) to Total Adjusted OIBDA

	Three Months Ended
	March 31,
	2020	2019
Total operating income (loss)	$53,293	$(6,859)
Depreciation and amortization (1)	10,900	6,420
Stock-based compensation	13,065	12,828
Other adjustments	—	—
Total Adjusted OIBDA	$77,258	$12,389

(1)Depreciation and amortization for the three months ended March 31, 2020 includes $2,266 of amortization related to the right-of-use asset for the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2020	2019
Net revenues:
Media Segment:
Network (including pay-per-view)	$43,535	$47,013
Core content rights fees (1)	133,197	68,096
Advertising and sponsorships	17,348	10,873
Other (2)	62,478	9,465
Total Media Segment net revenues	256,558	135,447
Live Events Segment:
North American ticket sales	15,206	24,160
International ticket sales	210	193
Advertising and sponsorships	66	405
Other (3)	2,047	1,481
Total Live Events Segment net revenues	17,529	26,239
Consumer Products Segment:
Consumer product licensing	7,719	9,428
eCommerce	6,008	6,577
Venue merchandise	3,195	4,757
Total Consumer Products Segment net revenues	16,922	20,762
Total net revenues	$291,009	$182,448

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Remaining Performance Obligations

As of March 31, 2020, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,565,491, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2020 through 2027. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2020 through 2025. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2020 through 2027. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable). The Company does not have any material unbilled receivables, therefore, does not have any contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e. contract liabilities) as of March 31, 2020 and December 31, 2019 was $62,462 and $57,025, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

The net increase in the deferred revenue balance for the three months ended March 31, 2020 of $5,437 is primarily driven by licensing advances received, partially offset by revenue recognized during the period as a result of satisfying our performance obligations.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $800 and $825 at March 31, 2020 and December 31, 2019, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. During the three months ended March 31, 2020 and 2019, the amount of amortization was $25 and $345, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

5. Earnings (Loss) Per Share

For purposes of calculating basic and diluted earnings (loss) per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$26,173	$(8,396)

Weighted average basic common shares outstanding	77,336	78,040
Dilutive effect of restricted and performance stock units (1)	638	—
Dilutive effect of convertible debt instruments (1)	7,116	—
Dilutive effect of employee share purchase plan (1)	10	—
Weighted average dilutive common shares outstanding	85,100	78,040

Earnings (loss) per share:
Basic	$0.34	$(0.11)
Diluted	$0.31	$(0.11)

Anti-dilutive shares (excluded from per-share calculations):
Shares issued under Convertible Notes and Warrants	—	11,429
Net shares received on purchased call of convertible debt hedge	(4,181)	(6,072)
Outstanding restricted and performance stock units	—	1,798

(1)Due to a net loss during the three months ended March 31, 2019, zero incremental shares are included because the effect would be antidilutive.

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

For reporting periods with net income, the denominator of our diluted earnings per share calculation includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator also includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes had a $0.03 impact on diluted earnings per share for the three months ended March 31, 2020. Due to a net loss during the three months ended March 31, 2019, there was no impact on diluted earnings per share as the effect would have been antidilutive. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs, the Company's qualified employee stock purchase plan and shares issued to the Company’s Board of Directors, totaled $13,065 and $12,828 for the three months ended March 31, 2020 and 2019, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

During the first quarter of 2020, certain executives of the Company who received PSUs and PSU-TSRs departed the Company, and therefore forfeited their respective shares. The Company estimates forfeitures on our stock-based compensation awards based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. The units associated with these awards are included in the respective tables below.

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

During the first quarter of 2020, the Compensation Committee approved the grant of RSUs to eligible employees for an aggregate value of $7,758. These awards vary from the typical RSU grant in that the awards vested immediately upon grant. The units associated with these awards are included in the table below.

The following table summarizes the RSU activity during the three months ended March 31, 2020:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2020	272,407	$45.41
Granted	303,385	$50.21
Vested	(154,585)	$50.25
Forfeited	(5,973)	$47.48
Dividend equivalents	1,444	$47.08
Unvested at March 31, 2020	416,678	$47.09

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table summarizes the PSU activity during the three months ended March 31, 2020:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2020	721,398	$67.97
Granted	249,564	$33.93
Achievement adjustment	(40,509)	$44.50
Forfeited	(96,545)	$62.82
Dividend equivalents	2,039	$65.24
Unvested at March 31, 2020	835,947	$55.89

During the year ended December 31, 2019, we granted 155,872 PSUs, which were subject to performance conditions. During the first quarter of 2020, it was determined that the performance conditions related to these PSUs were partially met, which resulted in an achievement adjustment decrease of 40,509 PSUs in 2020 relating to the initial 2019 PSU grant.

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

In March 2018, the Compensation Committee approved certain agreements to grant PSUs with a market condition (“PSU-TSRs”) where vesting is conditioned upon the total shareholder return performance of the Company’s stock relative to the performance of a peer group over five distinct performance periods from 2018 through 2024. Each fixed performance period begins in March 2018, but has an increasing performance period duration. The five distinct performance periods end in March from 2020 to 2024, with the awards for each performance period vesting in July of each year. The payout for each performance period can vest at between 50% and 175% of the target award based on the percentile ranking of WWE’s total shareholder return performance with vesting capped at 100% if WWE’s absolute total shareholder return is negative. The grant date fair value of the award was calculated using a Monte-Carlo simulation model which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and peer group companies using certain assumptions, including the stock price of WWE and those of the peer group, stock price volatility, the risk-free interest rate, correlation coefficients, and expected dividend yield. The grant date fair value of the award is being amortized as compensation cost over the requisite service period using the graded vesting method.

The following table summarizes the PSU-TSR activity during the three months ended March 31, 2020:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2020	340,971	$47.42
Granted	—	$—
Achievement adjustment	7,672	$47.30
Vested	—	$—
Forfeited	(272,777)	$47.96
Unvested at March 31, 2020	75,866	$47.30

 During the first quarter of 2020, it was determined that the percentile ranking of WWE’s total shareholder return performance related to the first performance period were met, which resulted in an achievement adjustment increase of 7,672 PSU-TSRs in 2020 relating to the initial 2018 PSU-TSR grant.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
Land, buildings and improvements	$164,304	$163,202
Equipment	149,094	139,137
Corporate aircraft	32,249	32,249
Vehicles	1,030	1,030
Projects in progress	13,511	16,931
	360,188	352,549
Less: accumulated depreciation and amortization	(187,297)	(177,797)
Total	$172,891	$174,752

Depreciation expense for property and equipment totaled $9,566 and $6,173 for the three months ended March 31, 2020 and 2019, respectively.

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of March 31, 2020, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarters lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to eight years, some of which may also include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to seven years. Generally, no covenants are imposed by our lease agreements.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2020	2019
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$4,825	$1,996
Interest on lease liabilities	4,428	1,377
Operating lease costs	1,588	2,467
Other short-term and variable lease costs	454	536
Sublease income (1)	(16)	(16)
Total lease costs	$11,279	$6,360

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$241	$185
Operating cash flows from operating leases	$1,379	$2,208
Finance cash flows from finance leases	$2,611	$2,043
Right-of-use assets obtained in exchange for new finance lease liabilities	$33,120	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,348	$—

	As of
	March 31,
	2020	2019
Weighted-average remaining lease term - finance leases	28.7 years	4.7 years
Weighted-average remaining lease term - operating leases	4.9 years	5.3 years
Weighted-average discount rate - finance leases	4.8%	4.5%
Weighted-average discount rate - operating leases	4.3%	4.6%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of March 31, 2020 were as follows:

	Operating	Finance
	Leases	Leases
2020	$3,205	$8,634
2021	4,103	26,677
2022	3,752	26,387
2023	2,203	26,481
2024	1,736	26,240
Thereafter	2,649	642,771
Total lease payment	17,648	757,190
Less: imputed interest	(1,848)	(379,150)
Total future minimum lease payments	$15,800	$378,040

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

9. Content Production Assets, Net

Accounting Policy on Content Production Assets

The Company is primarily a content producer with content production assets consisting of feature films, non-live event episodic television series, and original programming content for our WWE Network. Feature film titles are predominantly monetized on their own through exploitation and exhibition through individual film distribution arrangements or by sale to a third party. The non-live event episodic television series are predominantly monetized on their own through individual television distribution arrangements. The original WWE Network programming content are predominantly monetized as a film group through the collection of monthly subscription fees from the WWE Network.

Amounts capitalized for content production assets typically include development costs, production costs, production overhead, and employee salaries and are net of any film production incentives associated with our feature films. Content production assets related to our feature films are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Content production assets related to non-live event episodic television series are expensed upon delivery of the completed programming content to the individual television distributors. Our programming content distributed on our subscription-based WWE Network is expensed based upon viewership consumption patterns.

Unamortized content production costs are evaluated for impairment whenever events or changes in circumstances indicate that the fair value of a film predominantly monetized on its own or a film group may be less than its unamortized costs. As it relates to our unamortized feature film production assets, if estimates for a feature film’s ultimate revenues and/or costs are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than the unamortized cost, the film is written down to fair value. Our estimate of ultimate revenues for feature films includes revenues from all sources for ten years from the date of a film’s initial release. We estimate the ultimate revenues based on industry and Company specific trends, the historical performance of similar films, the star power of the lead actors, and the genre of the film. Prior to the release of a feature film and throughout its life, we revise our estimates of revenues based on expected future results, actual results and other known factors affecting the various distribution markets. As it relates to our unamortized non-live event episodic television series content assets, if conditions indicate a potential impairment, and the estimated future cash flows using a discounted cash flow model are not sufficient to recover the unamortized asset, the asset is written down to fair value. As it relates to our unamortized original WWE Network programming content assets, which are predominantly monetized as film group, we review in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. In addition, if we determine that a program will not likely air, we expense the remaining unamortized asset.

Other Content Production Asset Information

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
In release	$7,645	$8,735	$525	$580
Completed but not released	2,176	8	307	163
In production	6,166	9,978	283	378
In development	393	203	—	—
Total	$16,380	$18,924	$1,115	$1,121

As of March 31, 2020, all of the “completed but not released” content assets that are monetized individually are estimated to be amortized over the next 12 months and approximately 71% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of March 31, 2020, all of the “completed but not released” content assets and “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Amortization and impairment of content production assets consisted of the following:

	Three Months Ended
	March 31,
	2020	2019
Content production amortization expense - assets monetized individually	$7,464	$7,507
Content production amortization expense - assets monetized as a film group	1,287	1,231
Content production impairment charges (1)	160	198
Content production development write-offs (2)	—	16
Total amortization and impairment of content production assets	$8,911	$8,952

(1)Unamortized content production assets are evaluated for impairment whenever events or changes in circumstances indicate that the fair value of a film predominantly monetized on its own or a film group may be less than its unamortized costs. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that content will not likely air, we will expense the remaining unamortized asset.

(2)Capitalized script development costs are evaluated at each reporting period for impairment and to determine if a project is deemed to be abandoned.

Amortization and impairment expenses related to content production assets are included in the Company’s Media segment, and as a component of Operating expenses on the Consolidated Statements of Operations. Costs to produce our live event programming are expensed immediately when the event is first broadcast and are not included in the content asset amortization amounts above.

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	March 31,	December 31,
	2020	2019
Equity method investments	$5,500	$14,342
Nonmarketable equity investments without readily determinable fair values	10,644	13,359
Marketable equity investments with readily determinable fair values	230	405
Total investment securities	$16,374	$28,106

Equity Method Investments

Our equity method investments relate primarily to an investment in an apparel and lifestyle brand. To the extent the investees record income or losses, the Company records our share proportionate to our ownership percentage, and any dividends received reduce the carrying value amount of the investments. Net equity method earnings from our equity method investments are included as a component of Other (expense) income, net on the Consolidated Statements of Operations. Net dividends received from our equity method investments are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities.

We evaluate our equity method investments for impairment when events indicate that the fair value of the investments may be below the carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value. During the first quarter of 2020, the Company recorded an impairment charge of $8,828 on our equity method investments for the excess of the carrying value over its estimated fair value as a result of our impairment evaluation. We determined fair value using a discounted cash flow model using recent forecasts from the investee, which indicated a decline in the value of the investment. The decline in value is due to the significant adverse impact on retail market conditions caused by COVID-19 combined with lower sales forecasts. This impairment charge is included as a component of Other (expense) income, net in the Consolidated Statements of Operations. The Company did not record any impairment charges related to our equity method investments during the three months ended March 31, 2019.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table presents the net equity method earnings from our equity method investments and net dividends received from our equity method investments for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Net equity method earnings	$183	$232
Net dividends received	(197)	(161)
Equity in earnings of affiliate, net of dividends received	$(14)	$71

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

During the first quarter of 2020, the Company recorded an impairment charge of $2,715 on our investment in a themed attraction touring company for the excess of the carrying value over its estimated fair value as a result of our impairment evaluation. This evaluation indicated a decline in the value of the investment due largely to significant adverse changes in the economic and market conditions caused by COVID-19. This impairment charge is included as a component of Other (expense) income, net in the Consolidated Statements of Operations. The Company did not record any impairment charges on these investments during the three months ended March 31, 2019. In addition, there were no observable price change events that were completed during the three months ended March 31, 2020 and 2019.

Marketable Equity Investments With Readily Determinable Fair Values

As of March 31, 2020, our investment portfolio includes one investment in a marketable equity security of a publicly traded company. The Company accounts for the equity investment in the common stock of Phunware Inc. (“Phunware”), a software application developer, as a marketable equity investment with readily determinable fair values based on quoted prices on the NASDAQ. During the three months ended March 31, 2020 and 2019, the Company recorded an unrealized holding loss of $175 and $194, respectively, based on the closing price of the investee company as of the last trading day of the period, which is included as a component of Other (expense) income, net in the Consolidated Statements of Operations.

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of March 31, 2020				As of December 31, 2019
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$25,944	$150	$—	$26,094	$32,124	$27	$(13)	$32,138
Corporate bonds	101,411	9	(2,328)	99,092	120,012	89	(74)	120,027
Municipal bonds	—	—	—	—	2,165	—	—	2,165
Government agency bonds	7,713	100	—	7,813	5,693	11	—	5,704
Total	$135,068	$259	$(2,328)	$132,999	$159,994	$127	$(87)	$160,034

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020 and applied the new modified credit impairment guidance related to available-for-sale debt securities prospectively. Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of March 31, 2020, our corporate bond portfolio reported unrealized losses of $2,328. Based on our evaluations, we determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least A- or above, along with a history of no defaults. No single investment in the corporate bond portfolio had an individually material unrealized loss, and the total amount of unrealized losses as of March 31, 2020 was only 2.3% of the total amortized costs basis of the corporate bond portfolio, and therefore did not materially exceed total fair value. In addition, the contractual terms of our corporate bonds do not permit the issuers to settle the securities at a price less than the amortized costs bases of the investments (i.e. at a minimum the principal amount invested is recovered at maturity). Furthermore, the Company generally does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, during the three months ended March 31, 2020, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

As of March 31, 2020, contractual remaining maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 1 year
Corporate bonds	1 month - 3 years
Municipal bonds	N/A
Government agency bonds	9 months - 1 year

During the three months ended March 31, 2020 and 2019, we recognized $921 and $1,450, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income, net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended
	March 31,
	2020	2019
Proceeds from sales and maturities of short-term investments	$33,535	$20,478
Purchases of short-term investments	$8,685	$13,398

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

The fair value measurements of our equity investments without readily determinable fair values and our equity method investments are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. The Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. During the three months ended March 31, 2020, the Company recorded impairment charges of $8,828 and $2,715 on our equity method investments and nonmarketable equity investments, respectively, as a result of our impairment evaluations. Refer to Note 10, Investment Securities and Short-Term Investments, for further discussion.

The Company's long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment during the three months ended March 31, 2020 and 2019. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the three months ended March 31, 2020 and 2019, the Company recorded impairment charges of $160 and $198 on content production assets based upon fair value measurements of $0 in both periods. Refer to Note 9, Content Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company’s long-term debt, consisting of a mortgage loan assumed in connection with a building purchase and a promissory note secured by the Company's Corporate Jet, is estimated based upon quoted price estimates for similar debt arrangements. At March 31, 2020, the face amount of the mortgage loan and promissory note approximates their fair value.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of March 31, 2020 and December 31, 2019, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$187,955	$193,534	$207,338	$192,262

(1)The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
Trade related	$9,918	$9,282
Staff related	10,186	8,651
Management incentive compensation	6,167	6,481
Talent related	6,134	8,184
Accrued WWE Network related expenses	6,795	5,510
Accrued event and television production	18,417	16,627
Accrued legal and professional	5,741	5,716
Accrued purchases of property and equipment	4,531	4,997
Accrued film liability	6,647	5,986
Accrued other	9,758	9,158
Total	$84,294	$80,592

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

Pursuance to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least June 30, 2020. As of March 31, 2020, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of March 31, 2020, no actual conversions have occurred to date. See Note 5, Earnings (Loss) Per Share, for a description of the dilutive nature of the Convertible Notes.

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

The Convertible Notes consisted of the following components:

	As of
	March 31,	December 31,
	2020	2019
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(21,466)	(22,738)
Less: Unamortized debt issuance costs	(3,376)	(3,595)
Net carrying amount	$190,158	$188,667

Equity component (1)	$35,547	$35,547

(1)Recorded in the Consolidated Balance Sheets within additional paid-in capital.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended
	March 31,
	2020	2019
3.375% contractual coupon	$1,814	$1,814
Amortization of debt discount	1,272	1,193
Amortization of debt issuance costs	219	165
Additional interest on Convertible Notes (1)	—	1,370
Interest expense	$3,305	$4,542

(1)During the three months ended March 31, 2019, additional nonrecurring interest expense was incurred pursuant to the notes’ indenture related to the removal of the restrictive legend and assignment of the unrestricted CUSIP on the Convertible Notes.

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

14. Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	March 31,	December 31,
	2020	2019
Current portion of long-term debt:
Aircraft financing	$2,017	$3,218
Mortgage	399	395
Total current portion of long-term debt	$2,416	$3,613

Long-term debt:
Mortgage	$22,000	$22,098
Total long-term debt	$22,000	$22,098

Total	$24,416	$25,711

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

Credit Facility

Revolving Credit Facility

On May 24, 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of March 31, 2020, the LIBOR-based rate plus margin was 2.70%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.175% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

As of March 31, 2020, the Company was in compliance with the Revolving Credit Facility and had available debt capacity under the terms of the Revolving Credit Facility of $200,000. As of March 31, 2020 and December 31, 2019, there were no amounts outstanding under the Revolving Credit Facility. Refer to Note 21, Subsequent Events, for information on borrowings made under the Revolving Credit Facility subsequent to the end of the quarter but before the interim unaudited financial statements were issued.

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including our WWE Network, television, pay-per-view distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At March 31, 2020, our two largest receivable balances from customers were 45% and 15% of our gross accounts receivable. At December 31, 2019, our largest receivable balance from customers was 49% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

16. Income Taxes

As of March 31, 2020 and December 31, 2019, we had $8,057 and $7,217, respectively, of deferred tax assets, net, included in our Consolidated Balance Sheets.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

17. Content Production Incentives

The Company has access to various governmental programs that are designed to promote content production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film production activities and capital projects are recorded as an offset to the related asset balances. Incentives earned with respect to television and other production activities are recorded as an offset to production expenses. The Company recognizes these benefits when we have reasonable assurance regarding the realizable amount of the incentives.

The Company did not record any content production incentives during the three months ended March 31, 2020. We recorded $279 of content production incentives during the three months ended March 31, 2019.

18. Commitments and Contingencies

Our future commitments related to our operating and finance leases are separately disclosed in Note 8, Leases.

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits sought unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs have attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that will determine the merits of the appeals. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company and Mr. McMahon filed their appellees’ brief on October 7, 2019. The plaintiffs-appellants filed a reply brief on October 28, 2019. On April 8, 2020, the Second Circuit scheduled oral argument for June 5, 2020. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

On March 6, 2020, the Company along with its Chairman and CEO, Vince McMahon, and former-WWE officers and directors, Michelle Wilson and George Barrios (collectively, the “Individual Defendants”), were sued in the U.S. District Court for the Southern District of New York in a case captioned City of Warren Police and Fire Retirement System, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02031-JSR. The complaint alleges that the Company and the Individual Defendants made materially false and misleading statements in violation of the Securities Exchange Act of 1934 regarding WWE’s strategic relationship with the Kingdom of Saudi Arabia. Specifically, the complaint alleges that various public statements made by the Company and the Individual Defendants were false and misleading because they failed to disclose certain adverse facts regarding WWE’s strategic relationship with Saudi Arabia that supposedly was known by them and, as a result, the plaintiff class allegedly purchased WWE stock at artificially inflated prices. On March 12, 2020 a nearly-identical lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Paul Szaniawski, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon,

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02223-JSR. This lawsuit was filed as related to the City of Warren case and has been assigned to the same judge handling the City of Warren case. On April 2, 2020, the parties held an initial conference with the Court at which the Court set a case management schedule with respect to (i) selection of lead plaintiff/counsel; (ii) filing of a consolidated amended complaint; and (iii) motion to dismiss briefing. Pursuant to the case management schedule, the Company’s motion to dismiss will be due on June 19, 2020. WWE believes that the lawsuits are meritless and intends to move to dismiss them.

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

The Company did not repurchase any shares of common stock in the open market during the three months ended March 31, 2020 and 2019. As of March 31, 2020, $416,559 of common stock may be repurchased under the stock repurchase program announced on February 7, 2019.

20. Related Party Transactions

As previously disclosed, in April 2018, the Company entered into a support services agreement to provide Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, with certain administrative support services with such services billed to Alpha on a cost-plus margin basis. During the three months ended March 31, 2020 and 2019, the Company billed Alpha $818 and $1,317, respectively, for services rendered under the support services agreement. As of March 31, 2020 and December 31, 2019, the Company had $594 and $236, respectively, of current receivables for amounts billed to Alpha.

On March 12, 2020, as a result of COVID-19, the “XFL,” a professional football league owned by Alpha, announced the cancellation of the remainder of its inaugural season. On April 13, 2020, Alpha filed for Chapter 11 bankruptcy.

21. Subsequent Events

On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease, known as COVID-19, as a global pandemic and recommended containment and mitigation measures. The full impact of the COVID-19 outbreak continues to evolve subsequent to the quarter ended March 31, 2020 and as of the date these unaudited consolidated financial statements are issued. The full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain and will depend on future developments, including the duration and spread of the outbreak and the length of government-mandated stay-at-home orders, all of which are highly uncertain and cannot be predicted at this time. The spread of this virus has caused business disruption to the Company, including postponements and cancellations of various events and likely will require us to cancel, postpone or relocate certain of our upcoming events. As part of the Company’s contingency planning efforts related to the pandemic, on April 15, 2020, the Company announced that it has implemented various short-term cost reductions and cash flow improvement actions, including reducing executive and board member compensation, decreasing operating expenses, cutting talent expenses, third party staffing and consulting, and deferring spend on the build out of the Company’s new headquarters for at least six months. Given the uncertainty of the situation, the Company also identified headcount reductions and made the decision to furlough a portion of its workforce. In addition, as a precautionary measure to further strengthen liquidity, on April 16, 2020, the Company borrowed $200,000 under its Revolving Credit Facility, increasing the Company’s total liquidity when combined with our existing cash and short-term investments.

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

Results of Operation

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes depreciation and amortization expenses directly related to our revenue generating activities, including content production asset amortization, depreciation and amortization of costs related to content delivery and technology assets utilized for our WWE Network, as well as amortization of right-of-use assets related to finance leases of equipment used to produce and broadcast our live events. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

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

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

(dollars in millions)

Summary

In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. COVID-19 has resulted in restrictions, postponements and cancelations of various events, such as the announced relocation of WrestleMania 36 with no fan attendance, and will require us to cancel, postpone or relocate certain of our upcoming events. The impact of COVID-19 to our first quarter 2020 results had a greater impact on our live events and consumer products segments, which are highly dependent on the occurrence of live events and purchases of merchandise by consumers at our live events. Our Media segment was impacted to a lesser extent since a large portion of these revenues are derived from contractual rights fees from our domestic and international distribution arrangements. We continued to deliver the weekly wrestling content associated with these arrangements (e.g. RAW, SmackDown and NXT) by altering the show format to be performed without a live audience and also augmenting the weekly programming to include content from our prior marquis pay-per-view events. We will monitor the developments of COVID-19 and actively manage our business to respond to the potential impacts. Refer to Note 21, Subsequent Events, in the Notes to Consolidated Financial Statements for a description of recent actions announced on April 15, 2020 by the Company as part of its contingency planning efforts due to the COVID-19 pandemic. Additionally, please refer to the Company’s Form 8-K filed on March 17, 2020 which provided additional risk factors related to COVID-19.

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
Net revenues
Media	$256.6	$135.4	90%
Live Events	17.5	26.2	(33)%
Consumer Products	16.9	20.8	(19)%
Total net revenues (1)	291.0	182.4	60%
Operating expenses
Media	144.4	98.5	47%
Live Events	18.0	22.6	(20)%
Consumer Products	13.0	14.3	(9)%
Total operating expenses (2)	175.4	135.4	30%
Marketing and selling expenses
Media	18.9	17.8	6%
Live Events	2.8	3.8	(26)%
Consumer Products	1.0	1.5	(33)%
Total marketing and selling expenses	22.7	23.1	(2)%
General and administrative expenses	28.7	24.3	18%
Depreciation and amortization	10.9	6.4	70%
Operating income (loss)	53.3	(6.8)	884%
Interest expense	8.2	6.3	30%
Other (expense) income, net	(10.4)	1.8	(678)%
Income (loss) before income taxes	34.7	(11.3)	407%
Provision for (benefit from) income taxes	8.5	(2.9)	393%
Net income (loss)	$26.2	$(8.4)	412%

(1)Our consolidated net revenues increased by $108.6 million, or 60%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by increased Media revenues of $121.2 million, which includes $65.1 million in incremental revenues primarily associated with the October 2019 renewal of our key domestic distribution agreements of our flagship programs, RAW and SmackDown, coupled with the timing of our large-scale international event, Super ShowDown. The increase in Media revenues was partially offset by a decline of $8.7 million in Live Events revenues and a $3.9 million reduction in Consumer Products revenues. These declines were primarily due to the staging of 48 fewer events, including the cancellation of 18 events due to COVID-19, which resulted in lower ticket and merchandise sales. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $40.0 million, or 30%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by increased costs related to the timing of our large-scale international event, Super ShowDown, coupled with $13.3 million of higher costs associated with business support functions primarily to support our content creation. The current year quarter also includes $4.6 million of costs incurred related to WrestleMania 36, which was scheduled for April 5, 2020 in Tampa, Florida, but was relocated with no fan attendance due to COVID-19. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	March 31,
	2020		2019
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$53.3	18%	$(6.8)	(4)%
Depreciation and amortization	10.9	4%	6.4	4%
Stock-based compensation	13.1	4%	12.8	7%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$77.3	27%	$12.4	7%

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
Adjusted OIBDA
Media	$102.6	$28.5	260%
Live Events	(2.6)	0.8	(425)%
Consumer Products	3.8	6.0	(37)%
Corporate	(26.5)	(22.9)	16%
Total Adjusted OIBDA	$77.3	$12.4	523%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
Net Revenues
Network (including pay-per-view)	$43.5	$47.0	(7)%
Core content rights fees (1)	133.2	68.1	96%
Advertising and sponsorship	17.4	10.9	60%
Other (2)	62.5	9.4	565%
Total net revenues	$256.6	$135.4	90%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,494,600	1,596,900	(6)%
Domestic	1,082,500	1,171,500	(8)%
International (3)	412,100	425,400	(3)%
Number of average paid WWE Network subscribers	1,461,200	1,584,100	(8)%
Domestic	1,053,500	1,156,900	(9)%
International (3)	407,700	427,200	(5)%

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

	Three Months Ended
	March 31,
	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$89.3	35%	$16.3	12%
Depreciation and amortization	3.9	2%	2.8	2%
Stock-based compensation	9.4	4%	9.4	7%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$102.6	40%	$28.5	21%

Media net revenues increased by $121.2 million, or 90%, in the current year quarter as compared to the prior year quarter. Our core content rights fees increased by $65.1 million, or 96%, driven primarily by the October 2019 renewal of our key domestic distribution agreements of our flagship programs, RAW and SmackDown. Other revenues increased by $53.1 million, or 565%, primarily driven by the timing of our large-scale international event, Super ShowDown, coupled with $4.9 million of revenues associated with the timing of delivery related to our WWE Studios content. Media revenues also reflected increased sales of advertising and sponsorships of $6.5 million, or 60%, across all Media segment platforms. These increases were partially offset by a decline in Network revenues, which includes revenues generated by WWE Network subscriptions and pay-per-view, of $3.5 million, or 7%, primarily due to a decline in average paid subscribers. The subscription pricing of WWE Network at March 31, 2020 is $9.99 per month with no minimum commitment.

Media Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was largely driven by impact of the renewals of our key domestic distribution agreements and other increased revenues relative to our cost base, partially offset by increased costs of $15.6 million associated with business support functions primarily to support our content creation. The current year quarter also includes $3.6 million of costs incurred related to WrestleMania 36, which was scheduled for April 5, 2020 in Tampa, Florida, but was relocated with no fan attendance due to COVID-19.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
Net Revenues
North American ticket sales	$15.2	$24.1	(37)%
International ticket sales	0.2	0.2	—%
Advertising and sponsorship	0.1	0.4	(75)%
Other (1)	2.0	1.5	33%
Total net revenues	$17.5	$26.2	(33)%

Operating Metrics (2)
Total live event attendance	259,000	428,600	(40)%
Number of North American events	41	90	(54)%
Average North American attendance	6,320	4,760	33%
Average North American ticket price (dollars)	$53.46	$52.38	2%
Number of international events	1	—	100%
Average international attendance	—	—	—%
Average international ticket price (dollars)	$—	$—	—%

(1)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)Metrics exclude the events for our domestic and United Kingdom NXT brands. These are our developmental brands that typically conduct their events in smaller venues with lower ticket prices. We conducted 47 NXT events with paid attendance of 40,900 and average ticket prices of $37.45 in the current year quarter as compared to 55 events with paid attendance of 41,400 and average ticket prices of $35.26 in the prior year quarter.

	Three Months Ended
	March 31,
	2020		2019
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(3.2)	(18)%	$(0.2)	(1)%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.6	3%	1.0	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(2.6)	(15)%	$0.8	3%

Live Events net revenues, which include revenues from ticket sales and travel packages, decreased by $8.7 million, or 33%, in the current year quarter as compared to the prior year quarter. Revenues from our North American ticket sales decreased by $8.9 million, or 37%, due to the impact of 49 fewer events in the current year quarter, including the cancellation of 18 live events as a result of COVID-19. The remaining reduction in the number of live events resulted from the Company’s ongoing efforts to optimize the profitability of our touring schedule.

Live Events Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by the reduction in ticket sales for our North American events as discussed above, partially offset by a reduction in event related costs.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
Net Revenues
Consumer product licensing	$7.7	$9.4	(18)%
eCommerce	6.0	6.6	(9)%
Venue merchandise	3.2	4.8	(33)%
Total net revenues	$16.9	$20.8	(19)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$49.49	$46.50	6%
Number of eCommerce orders	120,100	141,200	(15)%
Venue merchandise domestic per capita spending (dollars)	$10.41	$9.51	9%

	Three Months Ended
	March 31,
	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$2.9	17%	$5.0	24%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.9	5%	1.0	5%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$3.8	22%	$6.0	29%

Consumer Products net revenues decreased by $3.9 million, or 19%, in the current year quarter as compared to the prior year quarter. Consumer product licensing revenues decreased by $1.7 million, or 18%, primarily driven by lower royalties from the sale of our toys and video games. Venue merchandise revenues decreased by $1.6 million, or 33%, primarily driven by the decline in the number of events during the current year quarter, including the cancellation of 18 events as a result of COVID-19.

Consumer Products Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter, primarily driven by a decline in revenues, as discussed above.

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

	Three Months Ended
	March 31,
	2020		2019
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(35.7)	(12)%	$(27.9)	(15)%
Depreciation and amortization	7.0	2%	3.6	2%
Stock-based compensation	2.2	1%	1.4	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(26.5)	(9)%	$(22.9)	(13)%

Corporate Adjusted OIBDA decreased by $3.6 million, or 16%, in the current year quarter as compared to the prior year quarter, due, in part, to costs associated with the Company’s management transition that occurred in January 2020, coupled with annual compensation increases and headcount growth throughout 2019 to support the Company’s strategic initiatives.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
Depreciation and amortization	$10.9	$6.4	70%

Depreciation and amortization expense increased by $4.5 million, or 70%, in the current year quarter as compared to the prior year quarter, primarily driven by additional expenses of $3.0 million associated with Company’s workspace strategy plan and the impact of other prior year capital expenditures.

Interest Expense

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
Interest expense	$8.2	$6.3	30%

Interest expense increased by $1.9 million in the current year quarter as compared to the prior year quarter, primarily driven by expense of $4.2 million associated with the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease. The prior year quarter included additional nonrecurring interest expense of $1.4 million related to our Convertible Notes. The remaining portion of interest expense relates primarily to interest and amortization associated with our convertible notes, our debt facilities, other finance leases, mortgage and aircraft financing.

Other (Expense) Income, Net

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
Other (expense) income, net	$(10.4)	$1.8	(678)%

Other (expense) income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. The decline of $12.2 million in the current year quarter is primarily driven by impairment charges of $11.5 million on our investments in an apparel and lifestyle brand and a themed attraction touring company resulting from significant adverse changes in the economic and market conditions caused by COVID-19 combined with lower sales forecasts.

Income Taxes

(dollars in millions)

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
Provision for (benefit from) income taxes	$8.5	$(2.9)	393%
Effective tax rate	25%	26%

The effective tax rate remained essentially unchanged in the current year quarter as compared to the prior year quarter.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $291.5 million and $250.5 million as of March 31, 2020 and December 31, 2019, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds. Our debt balance totaled $214.6 million and $214.4 million as of March 31, 2020 and December 31, 2019, respectively, and includes the carrying value of $190.2 million and $188.7 million related to our convertible senior notes due 2023 as of March 31, 2020 and December 31, 2019, respectively.

The COVID-19 pandemic has negatively impacted the global economy, disrupted business operations and created significant volatility and disruption to financial markets. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. The extent and duration of the pandemic could continue to disrupt global markets and may affect the ability to generate cash from operations.

In order to preserve sufficient liquidity during these uncertain times, the Company has delayed construction on its new headquarters office space and temporarily suspended any repurchase of common stock under its approved $500.0 million share repurchase program. The Company did not make any repurchases during the first quarter of 2020. In addition, to further strengthen the Company’s liquidity, as a precautionary measure, on April 16, 2020, the Company borrowed $200.0 million under its Revolving Credit Facility. We believe that this added liquidity combined with our existing cash and cash equivalents and investment balances and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, content production activities, and planned capital expenditures.

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

On May 24, 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of May 24, 2024. As of March 31, 2020, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million. Refer to Note 21, Subsequent Events, for information on borrowings made under our Revolving Credit Facility subsequent to the end of the quarter but before the interim unaudited financial statements were issued.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of March 31, 2020 and December 31, 2019, the amounts outstanding of the mortgage were $22.4 million and $22.5 million, respectively.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. In August 2017, the Aircraft Note was assigned to Fifth Third Equipment Finance Company. The Aircraft Note is secured by a first priority perfected security interest in the purchased aircraft.

As of March 31, 2020 and December 31, 2019, the amounts outstanding under the Aircraft Note were $2.0 million and $3.2 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $65.9 million in the three months ended March 31, 2020, as compared to $6.7 million for the corresponding period in the prior year. The $59.2 million increase in the current year period was primarily driven by improved operating performance, including the renewal of our key domestic distribution agreements of our flagship programs, RAW and SmackDown, coupled with the reduced payout of management incentive compensation during the current year quarter.

In the current year period, we spent $9.3 million on content production activities, including Total Bellas Seasons 5 and 6, Miz & Mrs. Season 2, The Main Event, and various programs for WWE Network, as compared to $4.8 million in the prior year period. We anticipate spending approximately $10 million to $20 million on content production activities during the remainder of the current year. We received content production incentives of $0.4 million in the current year period. We did not receive any content production related incentives in the prior year period. We anticipate receiving approximately $10 million to $15 million of content production related incentives during the remainder of the year.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At March 31, 2020, our two largest receivable balances from customers were 45% and 15% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash provided by investing activities was $16.5 million in the three months ended March 31, 2020, as compared to cash used of $9.9 million in the prior year period. During the current year period, we received proceeds from the maturities of our short-term investments of $33.5 million and purchased $8.7 million of new investments, as compared to proceeds of $20.5 million and purchases of $13.4 million in the prior year period. Capital expenditures decreased by $8.5 million in the current year period. The prior year period included additional spending to support the Company’s workplace and technology related strategic initiatives. Due to the uncertainty created from the outbreak of COVID-19 and the stay-at-home restrictions imposed by state governments, we have temporarily delayed construction activity on the Company’s new global headquarters space in Stamford, Connecticut. Capital expenditures for the remainder of the current year are estimated to range between $30 million and $40 million.

Cash Flows from Financing Activities

Cash used in financing activities was $14.3 million for the three months ended March 31, 2020, as compared to $11.6 million for the prior year period. The Company made dividend payments of $9.3 million and $9.4 million during the three months ended March 31, 2020 and 2019, respectively. Additionally, the Company made employee payroll withholding tax payments of $2.6 million in the current year quarter related to the net settlement upon vesting of employee equity awards.

Contractual Obligations

Other than for obligations in the ordinary course of business, there have been no significant changes to our contractual obligations that were previously disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2019.

Application of Critical Accounting Policies

Other than the revisions to our content production asset accounting policy, as disclosed in Note 9, Content Production Assets, Net, in the Notes to Consolidated Financial Statements, there have been no significant changes to our critical accounting policies that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2019 or in the methodology used in formulating these significant judgments and estimates that affect the application of these policies.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to the impact of the COVID-19 outbreak on our business, results of operations and financial condition; (ii) risks relating to entering, maintaining and renewing major distribution and event agreements; (iii) risks relating to a rapidly evolving media landscape; (iv) risks relating to WWE Network, including the risk that we are unable to attract, retain and renew subscribers; (v) our need to continue to develop creative and entertaining programs and events; (vi) our need to retain or continue to recruit key performers; (vii) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (viii) the possible unexpected loss of the services of Vincent K. McMahon; (ix) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (x) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (xi) uncertainties associated with international markets including possible disruptions and reputational risks; (xii) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xiii) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xiv) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xv) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims alleging traumatic brain injury; (xvi) exposure to risks relating to large public events as well as travel to and from such events; (xvii) risks inherent in our feature film business; (xviii) a variety of risks as we expand into new or complementary businesses and/or make strategic investments and/or acquisitions; (xix) risks related to our computer systems and online operations; (xx) risks relating to privacy norms and regulations; (xxi) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xxii) risks relating to our accounts receivable; (xxiii) risks relating to our indebtedness including our convertible notes; (xxiv) potential substantial liabilities if litigation is resolved unfavorably; (xxv) our potential failure to meet market expectations for our financial performance; (xxvi) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxvii) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxviii) risks related to the volatility of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company's business, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Form 10-Q and our other SEC filings, including, but not limited to, our annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Interim Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Our management, including our Chairman of the Board and Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system’s objectives will be met. Further, because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and seeks class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits sought unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs have attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that will determine the merits of the appeals. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company and Mr. McMahon filed their appellees’ brief on October 7, 2019. The plaintiffs-appellants filed a reply brief on October 28, 2019. On April 8, 2020, the Second Circuit scheduled oral argument for June 5, 2020. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

On March 6, 2020, the Company along with its Chairman and CEO, Vince McMahon, and former-WWE officers and directors, Michelle Wilson and George Barrios (collectively, the “Individual Defendants”), were sued in the U.S. District Court for the Southern District of New York in a case captioned City of Warren Police and Fire Retirement System, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02031-JSR. The complaint alleges that the Company and the Individual Defendants made materially false and misleading statements in violation of the Securities Exchange Act of 1934 regarding WWE’s strategic relationship with the Kingdom of Saudi Arabia. Specifically, the complaint alleges that various public statements made by the Company and the Individual Defendants were false and misleading because they failed to disclose certain adverse facts regarding WWE’s strategic relationship with Saudi Arabia that supposedly was known by them and, as a result, the plaintiff class allegedly purchased WWE stock at artificially inflated prices. On March 12, 2020 a nearly-identical lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Paul Szaniawski, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02223-JSR. This lawsuit was filed as related to the City of Warren case and has been assigned to the same judge handling the City of Warren case. On April 2, 2020, the parties held an initial conference with the Court at which the Court set a case management schedule with respect to (i) selection of lead plaintiff/counsel; (ii) filing of a consolidated amended complaint; and (iii) motion to dismiss briefing. Pursuant to the case management schedule, the Company’s motion to dismiss will be due on June 19, 2020. WWE believes that the lawsuits are meritless and intends to move to dismiss them.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims. By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors

We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except as such risk factors have been supplemented in our Current Report on Form 8-K filed with the SEC on March 17, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2020 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
January 1, 2020 to January 31, 2020	—	$—	—	416,559,270
February 1, 2020 to February 29, 2020	—	$—	—	416,559,270
March 1, 2020 to March 31, 2020	—	$—	—	416,559,270
Total	—	$—	—	$416,559,270

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

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.30*	Temporary Employment Agreement with Frank A. Riddick III, effective as of January 16, 2020 (filed herewith).
10.31*	Separation Agreement with George A. Barrios, effective as of February 20, 2020 (filed herewith).
10.32*	Separation Agreement with Michelle D. Wilson, effective as of February 27, 2020 (filed herewith).
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Frank A. Riddick III pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and Frank A. Riddick III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	April 23, 2020	By:	/s/ FRANK A. RIDDICK III
Frank A. Riddick III
Interim Chief Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)