Form 10-Q
period 2020-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2020-10-29
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

At October 27, 2020, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 46,694,963 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$221,595	$186,383	$736,009	$637,640
Operating expenses	107,999	133,842	400,783	466,655
Marketing and selling expenses	14,513	16,376	54,687	64,396
General and administrative expenses	25,144	18,481	75,891	66,396
Depreciation and amortization	10,557	11,245	32,225	23,503
Operating income	63,382	6,439	172,423	16,690
Interest expense	9,147	7,834	26,477	18,182
Other income, net	7,003	206	5,066	2,836
Income (loss) before income taxes	61,238	(1,189)	151,012	1,344
Provision for (benefit from) income taxes	12,960	(6,979)	32,772	(6,464)
Net income	$48,278	$5,790	$118,240	$7,808
Earnings per share: basic	$0.62	$0.07	$1.53	$0.10
Earnings per share: diluted	$0.57	$0.06	$1.40	$0.09
Weighted average common shares outstanding:
Basic	77,705	78,461	77,487	78,184
Diluted	84,125	89,855	84,397	90,771
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$48,278	$5,790	$118,240	$7,808
Other comprehensive income (loss):
Foreign currency translation adjustments	181	(66)	(13)	(143)
Net unrealized holding gains on available-for-sale debt securities (net of tax expense of $8 and $44, and $38 and $402, respectively)	26	138	120	1,272
Total other comprehensive income	207	72	107	1,129
Comprehensive income	$48,485	$5,862	$118,347	$8,937

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$519,461	$90,447
Short-term investments, net	118,790	160,034
Accounts receivable (net of allowance for doubtful accounts and returns of $2,181 and $818, respectively)	69,262	124,771
Inventory, net	8,170	8,252
Prepaid expenses and other current assets	43,517	20,806
Total current assets	759,200	404,310
PROPERTY AND EQUIPMENT, NET	164,317	174,752
FINANCE LEASE RIGHT-OF-USE ASSETS, NET	314,945	289,932
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	14,329	20,811
CONTENT PRODUCTION ASSETS, NET	21,449	20,045
INVESTMENT SECURITIES	31,215	28,106
DEFERRED INCOME TAX ASSETS, NET	—	7,217
OTHER ASSETS, NET	48,812	47,060
TOTAL ASSETS	$1,354,267	$992,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$200,407	$3,613
Finance lease liabilities	9,230	7,945
Operating lease liabilities	4,119	6,586
Convertible debt	193,149	188,667
Accounts payable and accrued expenses	86,316	80,592
Deferred income	64,226	56,941
Total current liabilities	557,447	344,344
LONG-TERM DEBT	21,801	22,098
FINANCE LEASE LIABILITIES	378,795	335,465
OPERATING LEASE LIABILITIES	10,598	14,571
OTHER NON-CURRENT LIABILITIES	3,403	429
Total liabilities	972,044	716,907
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 46,688,010 and 46,181,320 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	467	462
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 31,099,011 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	311	311
Additional paid-in capital	422,397	405,353
Accumulated other comprehensive income	2,971	2,864
Accumulated deficit	(43,923)	(133,664)
Total stockholders’ equity	382,223	275,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354,267	$992,233

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2020
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, June 30, 2020	46,318	$463	31,099	$311	$424,202	$2,764	$(82,285)	$345,455
Net income	—	—	—	—	—	—	48,278	48,278
Other comprehensive income	—	—	—	—	—	207	—	207
Stock issuances, net	370	4	—	—	1,215	—	—	1,219
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(8,420)	—	—	(8,420)
Cash dividends declared	—	—	—	—	581	—	(9,916)	(9,335)
Stock-based compensation	—	—	—	—	4,819	—	—	4,819
Balance, September 30, 2020	46,688	$467	31,099	$311	$422,397	$2,971	$(43,923)	$382,223

	Nine Months Ended September 30, 2020
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2019	46,181	$462	31,099	$311	$405,353	$2,864	$(133,664)	$275,326
Net income	—	—	—	—	—	—	118,240	118,240
Other comprehensive income	—	—	—	—	—	107	—	107
Stock issuances, net	507	5	—	—	2,626	—	—	2,631
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(11,040)	—	—	(11,040)
Cash dividends declared	—	—	—	—	585	—	(28,499)	(27,914)
Stock-based compensation	—	—	—	—	24,873	—	—	24,873
Balance, September 30, 2020	46,688	$467	31,099	$311	$422,397	$2,971	$(43,923)	$382,223

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

WORLD WRESTLING ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$118,240	$7,808
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	14,903	27,528
Depreciation and amortization	36,437	27,776
Other amortization	13,585	10,355
(Gain) loss on equity investments, net	(2,882)	3,208
Stock-based compensation	24,873	32,232
Provision for deferred income taxes	10,181	458
Other non-cash adjustments	15,464	4,706
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	54,187	(64,221)
Inventory	(1,629)	(774)
Prepaid expenses and other assets	(21,859)	(8,797)
Content production assets	(19,499)	(26,574)
Accounts payable, accrued expenses and other liabilities	8,057	(31,583)
Deferred income	7,488	20,153
Net cash provided by operating activities	257,546	2,275
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(21,435)	(56,290)
Purchases of short-term investments	(64,290)	(74,868)
Proceeds from sales and maturities of short-term investments	105,416	113,262
Purchase of investment securities	(200)	(1,006)
Other	—	794
Net cash provided by (used in) investing activities	19,491	(18,108)
FINANCING ACTIVITIES:
Repayment of long-term debt	(3,503)	(3,815)
Repayment of finance leases	(8,197)	(6,218)
Dividends paid	(27,914)	(28,157)
Debt issuance costs	—	(708)
Proceeds from borrowings under Revolving Credit Facility	200,000	—
Taxes paid related to net settlement upon vesting of equity awards	(11,040)	(30,125)
Proceeds from issuance of stock	2,631	2,324
Repurchase and retirement of common stock	—	(8,452)
Net cash provided by (used in) financing activities	151,977	(75,151)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	429,014	(90,984)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,447	167,457
CASH AND CASH EQUIVALENTS, END OF PERIOD	$519,461	$76,473
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$2,658	$7,234

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

Note on the COVID-19 Pandemic

The global spread of the coronavirus pandemic (“COVID-19”) and the various attempts to contain it have resulted in restrictions, postponements and cancellations of various sports and other events and has and likely will continue to require us to cancel, postpone or relocate certain of our live events. We do not currently expect insurance to cover a significant portion, if any, of this lost business. COVID-19 has also continued to create significant volatility, uncertainty and economic disruption, the full extent of which will depend on numerous evolving factors that we can neither predict nor control, including the pandemic’s duration and severity and the governmental, business and individual responses to it. As a result, we have been required to alter certain aspects of our operations beyond our live events. We have taken measures to protect the health and well-being of our employees and our talent and other vendors. Our workforce has spent a significant amount of time working from home. Travel has been severely curtailed. We have greatly increased our cleaning and health check protocols, which increase related expenditures. We also implemented certain cash conserving measures, which were or have been in effect for various time periods, including pausing our stock repurchase program and certain capital expenditures; containing employment costs through salary reductions and furloughs; containing certain third party vendor costs; and drawing under our revolving credit facility. We believe our partners’ operations have also been affected. To the extent the resulting

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

economic disruption is severe, we could see supply constraints and/or a negative impact on our customers’ demand, or ability to pay (including an impact on the collectability of our accounts receivable), for our goods and services. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations that are required by applicable governmental authorities and/or that we determine to be in the best interests of our employees, talent, customers, partners and stockholders. There can be no assurance that we will be entirely successful in these endeavors, which could result in inadvertent noncompliance with applicable law. The COVID-19 pandemic also could result in heightened litigation risks relating to personal injury or death and/or increased levels of commercial litigation. Any of the foregoing could have a material negative effect on our business and results of operations.

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

Included within Operating expenses are the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization and impairment of content production assets	$2,933	$12,866	$14,903	$27,528
Depreciation and amortization of WWE Network content delivery and technology assets	1,490	508	4,002	4,272
Amortization of right-of-use assets - finance leases of equipment	3,016	2,015	8,401	6,007
Depreciation on equipment used directly to support operations	141	—	417	—
Total depreciation and amortization included in operating expenses	$7,580	$15,389	$27,723	$37,807

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The amendment simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance is effective for fiscal years beginning after December 15, 2021 (fiscal year 2022 for the Company) with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020 (fiscal year 2021 for the Company). The amendments can be adopted either using a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures.

In March 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials”, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. In addition, the amendments require that an entity test films and license agreements for program material for impairment at a film group level when the film or license agreements are predominantly monetized with other films and license agreements. The Company evaluated its portfolio

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

of content assets in order to determine the predominant monetization strategies which now dictates the appropriate impairment model to apply. In general, the Company’s content assets related to original programming content airing on the WWE Network are predominantly monetized as a film group through monthly subscription fees collected from WWE Network subscribers, while the Company’s other content assets comprised largely of feature films and episodic television series which are licensed or sold to distributors are predominantly monetized individually through the underlying rights fees collected under the distribution arrangements. The Company previously provided separate captions within noncurrent assets on the face of the consolidated balance sheet for episodic television production assets and feature film production assets. With the adoption of the amendments, the Company now presents both episodic television and feature film production assets under one combined caption, Content production assets, net, within the noncurrent assets section of the consolidated balance sheet. To conform to the current period presentation, the Content productions assets, net balance of $20,045 as of December 31, 2019 is comprised of $15,873 of feature film production assets and $4,172 of television production assets. ASU 2019-02 is effective for fiscal years beginning after December 15, 2019. The Company adopted the amendments on January 1, 2020 with no material impact to our consolidated financial statements upon adoption. Refer to Note 9, Content Production Assets, Net, for further details.

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

The following tables present summarized financial information for each of the Company's reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues:
Media	$200,969	$146,168	$657,693	$478,516
Live Events	703	23,261	19,215	98,231
Consumer Products	19,923	16,954	59,101	60,893
Total net revenues	$221,595	$186,383	$736,009	$637,640

Adjusted OIBDA:
Media	$101,739	$41,562	$294,829	$107,563
Live Events	(4,116)	(2,956)	(10,928)	11,174
Consumer Products	5,605	3,960	17,523	16,196
Corporate	(18,931)	(17,142)	(66,364)	(62,508)
Total Adjusted OIBDA	$84,297	$25,424	$235,060	$72,425

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total operating income	$63,382	$6,439	$172,423	$16,690
Depreciation and amortization (1)	10,557	11,245	32,225	23,503
Stock-based compensation	4,819	7,740	24,873	32,232
Other adjustments (2)	5,539	—	5,539	—
Total Adjusted OIBDA	$84,297	$25,424	$235,060	$72,425

(1)Depreciation and amortization for the nine months ended September 30, 2020 and 2019 includes $6,798 and $2,268, respectively, of amortization related to the right-of-use asset for the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease.

(2)Other adjustments for the three and nine months ended September 30, 2020 include severance expenses associated with a reduction in our workforce as a result of COVID-19.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues:
Media Segment:
Network (including pay-per-view)	$47,767	$44,199	$140,651	$143,001
Core content rights fees (1)	132,363	72,210	398,464	209,294
Advertising and sponsorships	18,060	15,014	48,751	44,819
Other (2)	2,779	14,745	69,827	81,402
Total Media Segment net revenues	200,969	146,168	657,693	478,516
Live Events Segment:
North American ticket sales	—	18,316	15,206	76,048
International ticket sales	—	2,302	210	12,039
Advertising and sponsorships	—	529	371	1,673
Other (3)	703	2,114	3,428	8,471
Total Live Events Segment net revenues	703	23,261	19,215	98,231
Consumer Products Segment:
Consumer product licensing	10,809	7,843	28,187	26,650
eCommerce	9,114	5,624	27,715	18,857
Venue merchandise	—	3,487	3,199	15,386
Total Consumer Products Segment net revenues	19,923	16,954	59,101	60,893
Total net revenues	$221,595	$186,383	$736,009	$637,640

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Remaining Performance Obligations

As of September 30, 2020, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,259,766, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2020 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2020 through 2025. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2020 through 2028. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e. contract liabilities) as of September 30, 2020 and December 31, 2019 was $64,282 and $57,025, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

The net increase in the deferred revenue balance for the nine months ended September 30, 2020 of $7,257 is primarily driven by licensing advances received, partially offset by revenue recognized during the period as a result of satisfying our performance obligations.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $750 and $825 at September 30, 2020 and December 31, 2019, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. During the three and nine months ended September 30, 2020 and 2019, the amount of amortization was $25 and $345, and $75 and $1,036, respectively, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$48,278	$5,790	$118,240	$7,808

Weighted average basic common shares outstanding	77,705	78,461	77,487	78,184
Dilutive effect of restricted and performance stock units	372	984	556	1,536
Dilutive effect of convertible debt instruments	6,048	10,410	6,350	11,048
Dilutive effect of employee share purchase plan	—	—	4	3
Weighted average dilutive common shares outstanding	84,125	89,855	84,397	90,771

Earnings per share:
Basic	$0.62	$0.07	$1.53	$0.10
Diluted	$0.57	$0.06	$1.40	$0.09

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	3,713	5,626	3,845	5,906

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

For reporting periods with net income, the denominator of our diluted earnings per share calculation includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator also includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes had a $0.04 and $0.01, and $0.11 and $0.01 impact on diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, respectively. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs, the Company's qualified employee stock purchase plan and shares issued to the Company’s Board of Directors, totaled $4,819 and $7,740, and $24,873 and $32,232, for the three and nine months ended September 30, 2020 and 2019, respectively.

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

The following table summarizes the RSU activity during the nine months ended September 30, 2020:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2020	272,407	$45.41
Granted	318,022	$50.02
Vested	(309,562)	$42.80
Forfeited	(25,435)	$47.50
Dividend equivalents	3,368	$48.79
Unvested at September 30, 2020	258,800	$54.04

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

During the third quarter of 2020, the Compensation Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. This award varies from the typical PSU grant in that the award vests in two tranches of 40%, and 60%, during the years 2022 and 2025, respectively. This agreement provides for two awards, the first totaling $6,000 with performance conditions tied to results through September 2022, and the second totaling $9,000 with performance conditions tied to results through September 2025.

The Company began expensing the second award of $9,000 concurrent with the first award beginning on the service inception date in August 2020. There are no units associated with the second award in the table below as of September 30, 2020 since the initial target number of shares will be determined in 2022 based on the terms of the award.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table summarizes the PSU activity during the nine months ended September 30, 2020:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2020	721,398	$67.97
Granted	407,732	$40.47
Achievement adjustment	(40,509)	$44.50
Vested	(347,867)	$59.88
Forfeited	(115,835)	$61.05
Dividend equivalents	4,395	$66.54
Unvested at September 30, 2020	629,314	$52.71

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

The following table summarizes the PSU-TSR activity during the nine months ended September 30, 2020:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2020	340,971	$47.42
Granted	—	$—
Achievement adjustment	7,672	$47.30
Vested	(17,951)	$46.26
Forfeited	(272,777)	$47.96
Dividend equivalents	50	$47.30
Unvested at September 30, 2020	57,965	$47.30

 During the first quarter of 2020, it was determined that the percentile ranking of WWE’s total shareholder return performance related to the first performance period were met, which resulted in an achievement adjustment increase of 7,672 PSU-TSRs in 2020 relating to the initial 2018 PSU-TSR grant.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2020	2019
Land, buildings and improvements	$163,884	$163,202
Equipment	143,659	139,137
Corporate aircraft	32,249	32,249
Vehicles	1,030	1,030
Projects in progress	13,223	16,931
	354,045	352,549
Less: accumulated depreciation and amortization	(189,728)	(177,797)
Total	$164,317	$174,752

Depreciation expense for property and equipment totaled $9,599 and $9,287, and $28,876 and $21,056 for the three and nine months ended September 30, 2020 and 2019, respectively.

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of September 30, 2020, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarters lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to eight years, some of which may also include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to six years. Generally, no covenants are imposed by our lease agreements.

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

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$5,282	$4,283	$15,199	$8,275
Interest on lease liabilities	4,620	4,227	13,622	5,766
Operating lease costs	1,371	2,114	4,335	6,716
Other short-term and variable lease costs	372	154	1,242	1,457
Sublease income (1)	—	(22)	(16)	(54)
Total lease costs	$11,645	$10,756	$34,382	$22,160

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$327	$142	$902	$489
Operating cash flows from operating leases	$1,147	$1,678	$3,694	$6,093
Finance cash flows from finance leases	$2,798	$2,109	$8,197	$6,218
Right-of-use assets obtained in exchange for new finance lease liabilities	$7,026	$286,086	$40,212	$286,086
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,365	$2,586	$5,608

	As of
	September 30,
	2020	2019
Weighted-average remaining lease term - finance leases	28.6 years	29.4 years
Weighted-average remaining lease term - operating leases	4.4 years	4.5 years
Weighted-average discount rate - finance leases	4.8%	4.8%
Weighted-average discount rate - operating leases	4.3%	4.6%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of September 30, 2020 were as follows:

	Operating	Finance
	Leases	Leases
2020	$964	$2,957
2021	4,898	29,156
2022	3,791	28,865
2023	2,216	28,349
2024	1,749	26,255
Thereafter	2,695	642,771
Total lease payment	16,313	758,353
Less: imputed interest	(1,596)	(370,328)
Total future minimum lease payments	$14,717	$388,025

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

Other Content Production Asset Information

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
In release	$6,286	$8,735	$365	$580
Completed but not released	1,984	8	274	163
In production	12,095	9,978	199	378
In development	246	203	—	—
Total	$20,611	$18,924	$838	$1,121

As of September 30, 2020, all of the “completed but not released” content assets that are monetized individually are estimated to be amortized over the next 12 months and approximately 66% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of September 30, 2020, all of the “completed but not released” content assets and “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Amortization and impairment of content production assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Content production amortization expense - assets monetized individually	$1,829	$11,248	$11,254	$22,136
Content production amortization expense - assets monetized as a film group	732	766	2,856	3,989
Content production impairment charges (1)	250	759	671	1,203
Content production development write-offs (2)	122	93	122	200
Total amortization and impairment of content production assets	$2,933	$12,866	$14,903	$27,528

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

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	September 30,	December 31,
	2020	2019
Equity method investments	$5,540	$14,342
Nonmarketable equity investments without readily determinable fair values	9,807	13,359
Marketable equity investments with readily determinable fair values	15,868	405
Total investment securities	$31,215	$28,106

Equity Method Investments

Our equity method investments relate primarily to an investment in an apparel and lifestyle brand. To the extent the investees record income or losses, the Company records our share proportionate to our ownership percentage, and any dividends received reduce the carrying value amount of the investments. Net equity method earnings from our equity method investments are included as a component of Other income, net on the Consolidated Statements of Operations. Net dividends received from our equity method investments are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities.

We evaluate our equity method investments for impairment when events indicate that the fair value of the investments may be below the carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value. During the first quarter of 2020, the Company recorded an impairment charge of $8,828 on our equity method investments for the excess of the carrying value over its estimated fair value as a result of our impairment evaluation. We determined fair value using a discounted cash flow model using recent forecasts from the investee, which indicated a decline in the value of the investment. The decline in value is due to the significant adverse impact on retail market conditions caused by COVID-19 combined with lower sales forecasts. This impairment charge is included as a component of Other (expense) income, net in the Consolidated Statements of Operations. The Company did not record any impairment charges related to our equity method investments during the three and nine months ended September 30, 2019.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table presents the net equity method earnings from our equity method investments and net dividends received from our equity method investments for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net equity method earnings	$181	$213	$607	$630
Net dividends received	(621)	(352)	(796)	(770)
Equity in earnings of affiliate, net of dividends received	$(440)	$(139)	$(189)	$(140)

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

During the first quarter of 2020, the Company recorded an impairment charge of $2,715 on our investment in a themed attraction touring company for the excess of the carrying value over its estimated fair value as a result of our impairment evaluation. This evaluation indicated a decline in the value of the investment due largely to significant adverse changes in the economic and market conditions caused by COVID-19. This impairment charge is included as a component of Other (expense) income, net in the Consolidated Statements of Operations. The Company did not record any impairment charges on these investments during the three and nine months ended September 30, 2019. In addition, there were no observable price change events that were completed during the three and nine months ended September 30, 2020 and 2019.

Marketable Equity Investments With Readily Determinable Fair Values

One of our nonmarketable equity investments, DraftKings Inc, (“DraftKings”), an online fantasy sports and betting platform, completed a business combination and became a publicly traded company with its common stock traded on the NASDAQ under the symbol DKNG starting on April 24, 2020. As a result of the business combination, WWE received common stock of the new publicly traded DraftKings company in exchange for its common shares WWE owned in the investee. The lock-up period on the common shares expired on October 20, 2020.

As of September 30, 2020, our investment portfolio includes two investments in marketable equity securities of publicly traded companies, both of which trade on the NASDAQ. The Company accounts for these equity investments in the common stock of Phunware Inc. (“Phunware”), a software application developer, and DraftKings, as marketable equity investments with readily determinable fair values based on quoted prices on the NASDAQ. During the three and nine months ended September 30, 2020, the Company recorded a net unrealized gain of $6,656 and $14,426, respectively, associated with these two investments based on the closing prices of the investee companies as of the last trading day of the period. During the three and nine months ended September 30, 2019, the Company recorded an unrealized holding loss of $568 and $4,359, respectively, associated with Phunware, based on the closing price of the investee company as of the last trading day of the period. Unrealized holding gains and losses are included as a component of Other (expense) income, net in the Consolidated Statements of Operations. As the underlying stock prices of DraftKings and Phunware fluctuate, WWE is exposed to future earnings volatility to the extent WWE continues to hold these investments.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of September 30, 2020				As of December 31, 2019
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$46,045	$34	$—	$46,079	$32,124	$27	$(13)	$32,138
Corporate bonds	60,853	105	(2)	60,956	120,012	89	(74)	120,027
Municipal bonds	—	—	—	—	2,165	—	—	2,165
Government agency bonds	11,695	60	—	11,755	5,693	11	—	5,704
Total	$118,593	$199	$(2)	$118,790	$159,994	$127	$(87)	$160,034

The Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020 and applied the new modified credit impairment guidance related to available-for-sale debt securities prospectively. Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of September 30, 2020, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was $2, or less than 1% of the total amortized costs basis of the entire available-for-sale debt portfolio. We did not record an allowance for credit losses on these securities. Accordingly, during the three and nine months ended September 30, 2020, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

As of September 30, 2020, contractual remaining maturities of these securities are as follows:

Maturities
U.S. Treasury securities	1 month - 1 year
Corporate bonds	1 month - 3 years
Municipal bonds	N/A
Government agency bonds	1 month - 1 year

During the three and nine months ended September 30, 2020 and 2019, we recognized $270 and $1,012, and $1,683 and $3,805, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income, net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Proceeds from sales and maturities of short-term investments	$37,731	$54,414	$105,416	$113,262
Purchases of short-term investments	$33,303	$11,221	$64,290	$74,868

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

The Company's long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment during the three and nine months ended September 30, 2020 and 2019. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the nine months ended September 30, 2020 and 2019, the Company recorded impairment charges of $671 and $1,203 on content production assets based upon fair value measurements of $772 and $943, respectively. Refer to Note 9, Content Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The fair value of the Company’s debt, consisting of a mortgage loan assumed in connection with a building purchase and borrowings under the Company's Revolving Credit Facility, is estimated based upon quoted price estimates for similar debt arrangements. At September 30, 2020, the carrying amount of the mortgage loan and the revolving credit facility borrowing approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of September 30, 2020 and December 31, 2019, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$206,391	$196,140	$207,338	$192,262

(1)The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	September 30,	December 31,
	2020	2019
Trade related	$7,145	$9,282
Staff related (1)	19,646	8,651
Management incentive compensation	13,194	6,481
Talent related	4,464	8,184
Accrued WWE Network related expenses	4,962	5,510
Accrued event and television production	13,320	16,627
Accrued legal and professional	4,267	5,716
Accrued purchases of property and equipment	2,658	4,997
Accrued film liability	6,270	5,986
Accrued other	10,390	9,158
Total	$86,316	$80,592

(1)Staff related includes accruals related to severance expenses associated with a reduction in our workforce as a result of COVID-19.

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least December 31, 2020. As of September 30, 2020, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of September 30, 2020, no actual conversions have occurred to date. See Note 5, Earnings (Loss) Per Share, for a description of the dilutive nature of the Convertible Notes.

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

The Convertible Notes consisted of the following components:

	As of
	September 30,	December 31,
	2020	2019
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(18,860)	(22,738)
Less: Unamortized debt issuance costs	(2,991)	(3,595)
Net carrying amount	$193,149	$188,667

Equity component (1)	$35,547	$35,547

(1)Recorded in the Consolidated Balance Sheets within additional paid-in capital.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
3.375% contractual coupon	$1,814	$1,814	$5,442	$5,442
Amortization of debt discount	1,313	1,232	3,878	3,638
Amortization of debt issuance costs	195	174	604	508
Additional interest on Convertible Notes (1)	—	—	—	1,370
Interest expense	$3,322	$3,220	$9,924	$10,958

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

14. Long-Term Debt and Credit Facility

Included within Long-Term Debt are the following:

	As of
	September 30,	December 31,
	2020	2019
Current portion of long-term debt:
Revolving Credit Facility	$200,000	$—
Aircraft financing	—	3,218
Mortgage	407	395
Total current portion of long-term debt	$200,407	$3,613

Long-term debt:
Mortgage	$21,801	$22,098
Total long-term debt	$21,801	$22,098

Total	$222,208	$25,711

Revolving Credit Facility

On May 24, 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of September 30, 2020, our weighted-average LIBOR-based rate plus margin was 1.654%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.175% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

On April 16, 2020, as a precautionary measure to further strengthen liquidity due to the impact of COVID-19, the Company borrowed $200,000 under its Revolving Credit Facility As of September 30, 2020, the Company was in compliance with the terms of the Revolving Credit Facility and had no available debt capacity under the Revolving Credit Facility. As of September 30, 2020 and December 31, 2019, there was $200,000 and $0 outstanding under the Revolving Credit Facility, respectively. As of September 30, 2020, the Company has the intent and ability to repay the amounts outstanding on the Revolving Credit Facility within one year, and as such, the outstanding balance has been classified as a current portion of long-term debt within our Consolidated Balance Sheets.

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

Aircraft Financing

In August 2013, the Company entered into a $31,568 promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Aircraft Note, which matured on August 7, 2020 and was fully repaid, had an interest rate of 2.18% per annum, and was payable in monthly installments of $406, inclusive of interest.

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including our WWE Network, television, pay-per-view distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At September 30, 2020, there were no customers that individually exceeded 10% of our gross accounts receivable balance. At December 31, 2019, our largest receivable balance from customers was 49% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

16. Income Taxes

As of September 30, 2020, we had $2,962 of deferred income tax liabilities, net, included in our Consolidated Balance Sheets as a component of Other non-current liabilities. As of December 31, 2019, we had $7,217 of deferred tax assets, net, included in our Consolidated Balance Sheets.

During the three and nine months ended September 30, 2020 we recognized $246 and $371, respectively, of excess tax expenses related to the Company’s share-based compensation awards at vesting. During the three and nine months ended September 30, 2019, we recognized $8,051 and $8,176, respectively, of excess tax benefits related to the Company’s share-based compensation awards at vesting. Income tax effects of vested awards are included within the provision for income taxes on the Consolidated Statements of Operations. The tax expenses and benefits recorded are driven by the change in the Company’s stock price between the original grant date of the awards and their subsequent vesting date. The corresponding offset of these tax expenses and benefits is included as a component of Prepaid expenses and other current assets within our Consolidated Balance Sheets.

Discrete tax items, including the aforementioned excess tax expenses and benefits, resulted in a net tax benefit of $72 and $6,660, and $35 and $6,794, during the three and nine months ended September 30, 2020 and 2019, respectively. Excluding these items, our effective tax rate was 21% and 27%, and 22% and 25%, for the three and nine months ended September 30, 2020 and 2019, respectively.

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

We recorded the following incentives during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Television production incentives	$18,367	$12,498	$18,367	$13,167
Feature film production incentives	—	66	—	263
Infrastructure improvement incentives on qualifying capital projects (1)	—	—	—	1,438
Total	$18,367	$12,564	$18,367	$14,868

(1)Of this amount, $794 was recorded as a reduction in property and equipment, with the remainder recorded as a reduction to depreciation expense.

18. Commitments and Contingencies

Our future commitments related to our operating and finance leases are separately disclosed in Note 8, Leases.

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and sought class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits sought unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss and for sanctions with respect to this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss and for sanctions with respect to the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that will determine the merits of the appeals. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company and Mr. McMahon filed their appellees’ brief on October 7, 2019. The plaintiffs-appellants filed a reply brief on October 28, 2019. The Second Circuit held oral argument on June 5, 2020. On September 9, 2020, the Second Circuit issued a summary order, dismissing the appeals of the sanctions orders and the merits appeals of the dismissal of all claims in the Haynes, McCullough, Frazier,

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

and Singleton cases for lack of appellate jurisdiction and affirming the judgment of the district court on all other claims. On September 23, 2020, the plaintiffs-appellants filed a petition for rehearing/rehearing en banc, which was denied on October 15, 2020. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

On March 6, 2020, the Company along with its Chairman and CEO, Vince McMahon, and former-WWE officers and directors, Michelle Wilson and George Barrios (collectively, the “Individual Defendants”), were sued in the U.S. District Court for the Southern District of New York in a case captioned City of Warren Police and Fire Retirement System, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02031-JSR. The complaint alleges that the Company and the Individual Defendants made materially false and misleading statements in violation of the Securities Exchange Act of 1934 regarding WWE’s strategic relationship with the Kingdom of Saudi Arabia. Specifically, the complaint alleges that various public statements made by the Company and the Individual Defendants were false and misleading because they failed to disclose certain adverse facts regarding WWE’s strategic relationship with Saudi Arabia that supposedly was known by them and, as a result, the plaintiff class allegedly purchased WWE stock at artificially inflated prices. On March 12, 2020 a nearly-identical lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Paul Szaniawski, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02223-JSR. This lawsuit was filed as related to the City of Warren case and was assigned to the same judge handling the City of Warren case. By Order dated May 12, 2020, the City of Warren and Szaniawski lawsuits were consolidated for all purposes. After multiple parties filed motions to be appointed lead plaintiff for the putative class in the consolidated action, on May 22, 2020, the Court issued a memorandum order selecting the Firefighters’ Pension System of the City of Kansas City, Missouri to be lead plaintiff and their attorneys, Labaton Sucharow LLP, to be lead counsel for the putative class. On May 26, 2020, the Company served Rule 11 motion for sanctions on the attorneys for the City of Warren Police and Fire Retirement System, the attorneys for Paul Szaniawski, and Labaton Sucharow LLP. The Rule 11 motion identified false allegations in the originally filed complaints and was supported by six declarations from Company executives and third-parties with direct first-hand knowledge of the matters at issue. Following service of the Rule 11 motion, the attorneys for the City of Warren Police and Fire Retirement System and the attorneys for Paul Szaniawski voluntarily dismissed their complaints before the expiration of the Rule 11 safe-harbor period. On June 8, 2020, the Firefighters’ Pension System of the City of Kansas City, Missouri filed a consolidated amended class action complaint. On June 26, 2020, the Company moved to dismiss the consolidated amended complaint in its entirety. The Court held oral argument on the Company’s motion to dismiss on July 30, 2020. On August 6, 2020, the Court denied the Company’s motion to dismiss. On August 19, 2020, the Court issued a case management plan that, among other things, scheduled this case to be trial ready on February 22, 2021.

Additionally, three purported shareholder derivative suits have been filed against the members of the Company’s Board of Directors patterned after the securities class action complaints filed in the U.S. District Court for the Southern District of New York. Merholz et al. v. Vincent K. McMahon et al, No. 3:20-cv-00557-VAB, was filed in the U.S. District Court for the District of Connecticut and assigned to the Honorable Victor A. Bolden. On May 29, 2020, the Defendants served Merholz’s counsel with a Rule 11 motion that identified the false allegations in the complaint. On May 19, 2020, Merholz filed an amended complaint prior to the expiration of the Rule 11 safe-harbor period, which is substantially similar to the consolidated amended class action complaint filed in the securities class action. Because Merholz’s amended complaint continued to assert allegations that were proven to be false by the Defendants’ Rule 11 motion regarding the original complaint, the Defendants served Merholz’s counsel with a Rule 11 motion regarding the amended complaint on July 2, 2020. On July 28, 2020, Merholz filed a second amended complaint. Kooi et al. v. Vincent K. McMahon et al., No. 3:20-cv-00743-VAB, was originally filed in Connecticut Superior Court and was removed by the Defendants to the U.S. District Court for the District of Connecticut on June 1, 2020. The Kooi lawsuit was deemed to be related to the Merholz lawsuit and transferred to Judge Bolden. On June 8, 2020, Kooi filed a motion to remand the lawsuit to state court. The Defendants filed its opposition to the motion to remand on June 29, 2020. Following Kooi’s affirmation of the allegations of the complaint in federal court by filing the motion to remand, on June 12, 2020, the Defendants served Kooi’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz lawsuit. On July 3, 2020, Kooi filed an amended complaint that withdrew the false allegations identified in the Defendants’ Rule 11 motion. Nordstrom et al. v. Vincent K. McMahon et al., No. 3:20-cv-00904-VAB, was originally filed in Connecticut Superior Court, and also removed by the Defendants to the U.S. District Court for the District of Connecticut on July 1, 2020. The Nordstrom lawsuit was deemed to be related to the Merholz and Kooi lawsuits and was also transferred to Judge Bolden. Following Nordstrom’s affirmation of the allegations of the complaint in federal court, on July 24, 2020, the Defendants served Nordstrom’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz and Kooi lawsuits. On July 31, 2020, Nordstrom filed a motion to remand the lawsuit to state court, which the Defendants opposed. On August 14, 2020, Nordstrom filed an amended complaint in the U.S. District Court for the District of Connecticut. On July 2, 2020, the Defendants moved to consolidate the Merholz, Kooi, and Nordstrom lawsuits for all purposes. Following a status conference held on July 24, 2020, on August 1, 2020, the Court denied the Defendants’ motion to consolidate without prejudice to renew following resolution of any motions to dismiss and motions to remand.

WORLD WRESTLING ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

The Defendants filed a consolidated motion to dismiss the complaints in the Merholz, Kooi, and Nordstrom lawsuits on August 28, 2020. Merholz, Kooi, and Nordstrom filed oppositions to the motion to dismiss on September 18, 2020 and the Defendants filed its reply on October 2, 2020. Oral argument on the motion to dismiss and motions to remand is scheduled for October 29, 2020. On October 23, 2020, another shareholder, Dennis Palkon, moved to intervene in the proceedings before Judge Bolden, to have his counsel appointed as lead counsel, to designate the proposed complaint that he filed with his motion to intervene as the operative compliant, and to deny as moot Defendants’ pending motions to dismiss in light of the newly-filed complaint. The Company believes all claims in the securities class action and related derivative actions are without merit, and intends to defend itself and the members of the Board of Directors vigorously against them.

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

The Company did not repurchase any shares of common stock in the open market during the three and nine months ended September 30, 2020. During the three months ended September 30, 2019, the Company repurchased 110,228 shares of common stock in the open market at an average price of $68.33 for an aggregate amount of $7,531. During the nine months ended September 30, 2019, the Company repurchased 122,630 shares of common stock in the open market at an average price of $68.94 for an aggregate amount of $8,452. All share repurchases have been retired. As of September 30, 2020, $416,559 of common stock may be repurchased under the stock repurchase program announced on February 7, 2019.

20. Related Party Transactions

As previously disclosed, in April 2018, the Company entered into a support services agreement with Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, for certain administrative support services with such services billed to Alpha on a cost-plus margin basis. On April 13, 2020, Alpha filed for Chapter 11 bankruptcy, and this agreement was subsequently amended and assigned to Alpha’s successor. During the three and nine months ended September 30, 2020 and 2019, the Company billed Alpha $57 and $590, and $1,006 and $2,744, respectively, for services rendered under the support services agreement. As of September 30, 2020 and December 31, 2019, the Company had $531 and $236, respectively, of current receivables for amounts billed to Alpha.

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

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

(dollars in millions)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Net revenues
Media	$201.0	$146.1	38%
Live Events	0.7	23.2	(97)%
Consumer Products	19.9	17.0	17%
Total net revenues (1)	221.6	186.3	19%
Operating expenses
Media	89.7	97.5	(8)%
Live Events	4.5	23.8	(81)%
Consumer Products	13.8	12.5	10%
Total operating expenses (2)	108.0	133.8	(19)%
Marketing and selling expenses
Media	13.1	12.4	6%
Live Events	0.6	3.0	(80)%
Consumer Products	0.8	1.0	(20)%
Total marketing and selling expenses	14.5	16.4	(12)%
General and administrative expenses (3)	25.2	18.5	36%
Depreciation and amortization	10.5	11.2	(6)%
Operating income	63.4	6.4	891%
Interest expense	9.2	7.9	16%
Other income, net	7.0	0.2	3,400%
Income (loss) before income taxes	61.2	(1.3)	4,808%
Provision for (benefit from) income taxes	13.0	(7.1)	283%
Net income	$48.2	$5.8	731%

(1)Our consolidated net revenues increased by $35.3 million, or 19%, in the current year quarter as compared to the prior year quarter. This increase was driven by $60.2 million in incremental revenues primarily associated with the October 2019 renewal of our key domestic distribution agreements of our flagship programs, RAW and SmackDown. This increase was partially offset by $24.1 million of lower ticket and merchandise sales from our live events due to the cancellation of ticketed events due to public health concerns as a result of COVID-19. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses decreased by $25.8 million, or 19%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by $11.0 million of lower event related and content creation costs due to the cancellation of ticketed events resulting from COVID-19, coupled with $7.7 million of lower production costs associated with the timing of delivery of our reality-based programming. The current year period also includes $4.0 million of lower costs associated with the delivery of content to WWE Network, coupled with the impact of various short-term cost reductions that were implemented as a result of COVID-19. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $6.7 million, or 36%, in the current year quarter as compared to the prior year quarter. This increase was driven by $5.1 million of additional staff related costs primarily due to severance expenses associated with a reduction in our workforce as a result of COVID-19, coupled with $1.4 million of higher legal expenses resulting from ongoing litigation. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	September 30,
	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$63.4	29%	$6.4	3%
Depreciation and amortization	10.5	5%	11.2	6%
Stock-based compensation	4.9	2%	7.8	4%
Other adjustments (1)	5.5	2%	—	—%
Adjusted OIBDA	$84.3	38%	$25.4	14%

(1)Other adjustments in the current year quarter include severance expenses associated with a reduction in our workforce as a result of COVID-19.

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Adjusted OIBDA
Media	$101.7	$41.5	145%
Live Events	(4.1)	(2.9)	(41)%
Consumer Products	5.6	4.0	40%
Corporate	(18.9)	(17.2)	(10)%
Total Adjusted OIBDA	$84.3	$25.4	232%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Net Revenues
Network (including pay-per-view)	$47.8	$44.2	8%
Core content rights fees (1)	132.4	72.2	83%
Advertising and sponsorship	18.1	15.0	21%
Other (2)	2.7	14.7	(82)%
Total net revenues	$201.0	$146.1	38%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,548,600	1,465,400	6%
Domestic	1,136,400	1,062,100	7%
International (3)	412,200	403,300	2%
Number of average paid WWE Network subscribers	1,604,000	1,511,300	6%
Domestic	1,172,500	1,098,700	7%
International (3)	431,500	412,600	5%

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

	Three Months Ended
	September 30,
	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$94.5	47%	$33.0	23%
Depreciation and amortization	3.7	2%	3.2	2%
Stock-based compensation	3.5	2%	5.3	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$101.7	51%	$41.5	28%

Media net revenues increased by $54.9 million, or 38%, in the current year quarter as compared to the prior year quarter. Our core content rights fees increased by $60.2 million, or 83%, driven primarily by the October 2019 renewal of our key domestic distribution agreements of our flagship programs, RAW and SmackDown. Network revenues, which includes revenues generated by WWE Network subscriptions and pay-per-view, increased by $3.6 million, or 8%, primarily due to an increase in average paid subscribers. The domestic subscription pricing of WWE Network at September 30, 2020 is $9.99 per month with no minimum commitment. These increases were partially offset by a decline in other revenue of $12.0 million, or 82%, driven primarily by the timing of delivery of our reality-based programming, which reduced revenues by $8.7 million, coupled with $3.1 million of lower revenue associated with our WWE Studios portfolio.

Media Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was driven by increased revenues of $54.9 million, primarily due to the renewals of our key domestic distribution agreements, as discussed above, coupled with a $4.0 million of lower costs associated with the delivery of content to WWE Network. The current year quarter also includes the impact of various short-term cost reductions that were implemented as a result of COVID-19.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Net Revenues
North American ticket sales	$—	$18.3	(100)%
International ticket sales	—	2.3	(100)%
Advertising and sponsorship	—	0.5	(100)%
Other (1)	0.7	2.1	(67)%
Total net revenues	$0.7	$23.2	(97)%

Operating Metrics (2)
Total live event attendance	—	328,400	(100)%
Number of North American events	—	67	(100)%
Average North American attendance	—	4,430	(100)%
Average North American ticket price (dollars)	$—	$56.64	(100)%
Number of international events	—	7	(100)%
Average international attendance	—	4,480	(100)%
Average international ticket price (dollars)	$—	$65.18	(100)%

(1)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)Metrics exclude the events for our domestic and United Kingdom NXT brands. These are our developmental brands that typically conduct their events in smaller venues with lower ticket prices. We did not conduct any ticketed NXT events in the current year quarter as a result of COVID-19. We conducted 46 events with paid attendance of 35,600 and average ticket prices of $38.48 in the prior year quarter.

	Three Months Ended
	September 30,
	2020		2019
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(4.4)	(629)%	$(3.5)	(15)%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.3	43%	0.6	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(4.1)	(586)%	$(2.9)	(13)%

Live Events net revenues, which include revenues from ticket sales and travel packages, decreased by $22.5 million, or 97%, in the current year quarter as compared to the prior year quarter. Revenues from our North American and international ticket sales decreased by $20.6 million, or 100%, due to the impact of 74 fewer events during the current year quarter, primarily due to the cancellation of ticketed events as a result of public health concerns related to COVID-19.

Live Events Adjusted OIBDA decreased in the current year quarter as compared to the prior year quarter. This decrease was driven by the impact of fewer events as a result of COVID-19.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Net Revenues
Consumer product licensing	$10.8	$7.8	38%
eCommerce	9.1	5.7	60%
Venue merchandise	—	3.5	(100)%
Total net revenues	$19.9	$17.0	17%

Operating Metrics
Average eCommerce revenue per order (dollars)	$59.10	$46.09	28%
Number of eCommerce orders	153,200	115,500	33%
Venue merchandise domestic per capita spending (dollars)	$—	$9.38	(100)%

	Three Months Ended
	September 30,
	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$5.4	27%	$3.4	20%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.2	1%	0.6	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$5.6	28%	$4.0	24%

Consumer Products net revenues increased by $2.9 million, or 17%, in the current year quarter as compared to the prior year quarter. eCommerce revenues increased by $3.4 million, or 60%, primarily due to a 33% increase in the volume of online merchandise orders, coupled with a 28% increase in average revenue per order, which was driven, in part, by the release of new replica title belts. Consumer product licensing revenue increased by $3.0 million, or 38%, primarily due to higher sales of the Company’s licensed video games and toys. These increases were partially offset by a decline in venue merchandise revenues of $3.5 million, or 100%, driven by the cancellation of ticketed events in the current year quarter due to public health concerns as a result of COVID-19.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in the current year quarter as compared to the prior year quarter. This increase was primarily driven by the increased revenues, as discussed above.

Corporate

Unallocated corporate general and administrative expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these general and administrative expenses to its business segments.

	Three Months Ended
	September 30,
	2020		2019
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(32.1)	(14)%	$(26.5)	(14)%
Depreciation and amortization	6.8	3%	8.0	4%
Stock-based compensation	0.9	0%	1.3	1%
Other adjustments (1)	5.5	2%	—	—%
Adjusted OIBDA	$(18.9)	(9)%	$(17.2)	(9)%

(1)Other adjustments in the current year quarter include severance expenses associated with a reduction in our workforce as a result of COVID-19. Our policy is to record Company-wide severance expenses as unallocated corporate general and administrative expenses.

Corporate Adjusted OIBDA as a percentage of total revenues remained flat in the current year quarter as compared to the prior year quarter. The decrease in Corporate Adjusted OIBDA of $1.7 million, or 10%, was primarily driven by $1.4 million of higher legal expenses resulting from ongoing litigation.

Depreciation and Amortization

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Depreciation and amortization	$10.5	$11.2	(6)%

Depreciation and amortization expense decreased by $0.7 million, or 6%, in the current year quarter as compared to the prior year quarter.

Interest Expense

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Interest expense	$9.2	$7.9	16%

Interest expense increased by $1.3 million in the current year quarter as compared to the prior year quarter, primarily driven by expense of $0.9 million associated with the amount outstanding under the Company’s Revolving Credit Facility. The remaining portion of interest expense relates primarily to interest and amortization associated with our convertible notes, the revolving credit facility, other finance leases, mortgage and aircraft financing.

Other Income, Net

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Other income, net	$7.0	$0.2	3,400%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. The increase of $6.8 million in the current year quarter is driven by the recognition of an unrealized holding gain of $6.6 million resulting from valuation adjustments in our marketable equity investments, primarily DraftKings.

As the underlying stock prices of our marketable equity investments fluctuate, the Company is exposed to future earnings volatility to the extent we continue to hold these investments.

Income Taxes

(dollars in millions)

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Provision for (benefit from) income taxes	$13.0	$(7.1)	283%
Effective tax rate	21%	587%

The provision for income taxes increased by $20.1 million in the current year quarter as compared to the prior year quarter. This increase was primarily driven by stronger operating performance, coupled with an $8.2 million reduction in excess tax benefits relating to share-based compensation. The current year quarter includes $0.2 million of excess tax expenses related to the Company’s share-based compensation awards at vesting, as compared to $8.0 million of excess tax benefits during the prior year quarter. The tax expense and benefit is driven by the change in the Company’s stock price between when the Company granted the awards and their subsequent vesting date during the third quarter.

Discrete tax items, including the aforementioned excess tax benefits, resulted in a net tax benefit of $0.1 million in the current year quarter as compared to $6.7 million in the prior year quarter. Excluding these items, our effective tax rate was 21% in the current year quarter as compared to 27% in the prior year quarter, which was driven by an increase in foreign derived investment income deductions.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

(dollars in millions)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Net revenues
Media	$657.7	$478.5	37%
Live Events	19.2	98.2	(80)%
Consumer Products	59.1	60.9	(3)%
Total net revenues (1)	736.0	637.6	15%
Operating expenses
Media	333.3	345.0	(3)%
Live Events	27.1	78.5	(65)%
Consumer Products	40.4	43.1	(6)%
Total operating expenses (2)	400.8	466.6	(14)%
Marketing and selling expenses
Media	47.6	49.1	(3)%
Live Events	4.3	11.1	(61)%
Consumer Products	2.8	4.2	(33)%
Total marketing and selling expenses (3)	54.7	64.4	(15)%
General and administrative expenses (4)	75.9	66.4	14%
Depreciation and amortization	32.2	23.5	37%
Operating income	172.4	16.7	932%
Interest expense	26.5	18.2	46%
Other income, net	5.1	2.8	82%
Income before income taxes	151.0	1.3	11,515%
Provision for (benefit from) income taxes	32.8	(6.5)	605%
Net income	$118.2	$7.8	1,415%

(1)Our consolidated net revenues increased by $98.4 million, or 15%, in the current year period as compared to the prior year period. This increase was primarily driven by $189.2 million in incremental revenues primarily associated with the October 2019 renewal of our key domestic distribution agreements of our flagship programs, RAW and SmackDown. This increase was partially offset by a decline of $84.8 million of lower ticket and merchandise sales due to the staging of 198 fewer events, including the cancellation of ticketed events due to public health concerns as a result of COVID-19. The current year period also included a reduction in revenues of $11.9 million driven by the timing of delivery of our reality-based programming. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses decreased by $65.8 million, or 14%, in the current year period as compared to the prior year period. This decrease was primarily driven by $37.4 million of lower event related and content creation costs due to the cancellation of ticketed events resulting from COVID-19 and the production of content at a lower cost, coupled with $11.6 million of lower production costs associated with the timing of delivery of our reality-based programming. The current year period also includes $8.9 million of lower costs associated with the delivery of content to WWE Network, as well as the impact of various short-term cost reductions that were implemented as a result of COVID-19. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated marketing and selling expenses decreased by $9.7 million, or 15%, in the current year period as compared to the prior year period. This decrease was primarily driven by $3.9 million of lower advertising and promotional costs due the cancellation of ticketed events resulting from COVID-19. The current year period also includes the impact of various short-term cost reductions that were implemented as a result of COVID-19. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)Our consolidated general and administrative expenses increased by $9.5 million, or 14%, in the current year period as compared to the prior year period. This increase was primarily driven by $7.7 million of additional staff related costs due, in part, to $5.5 million of severance expenses associated with a reduction in our workforce as a result of COVID-19, coupled with $3.5 million of higher legal expenses resulting from ongoing litigation. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Nine Months Ended
	September 30,
	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$172.4	23%	$16.7	3%
Depreciation and amortization	32.2	4%	23.5	4%
Stock-based compensation	24.9	3%	32.2	5%
Other adjustments (1)	5.5	1%	—	—%
Adjusted OIBDA	$235.0	32%	$72.4	11%

(1)Other adjustments in the current year period include severance expenses associated with a reduction in our workforce as a result of COVID-19.

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Adjusted OIBDA
Media	$294.8	$107.5	174%
Live Events	(10.9)	11.2	(197)%
Consumer Products	17.5	16.2	8%
Corporate	(66.4)	(62.5)	(6)%
Total Adjusted OIBDA	$235.0	$72.4	225%

Media

The following tables present the performance results and key drivers for our Media segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Net Revenues
Network (including pay-per-view)	$140.7	$143.0	(2)%
Core content rights fees (1)	398.5	209.3	90%
Advertising and sponsorship	48.8	44.8	9%
Other (2)	69.7	81.4	(14)%
Total net revenues	$657.7	$478.5	37%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,548,600	1,465,400	6%
Domestic	1,136,400	1,062,100	7%
International (3)	412,200	403,300	2%
Number of average paid WWE Network subscribers	1,575,600	1,594,100	(1)%
Domestic	1,144,500	1,163,900	(2)%
International (3)	431,100	430,200	0%

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

	Nine Months Ended
	September 30,
	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$265.4	40%	$76.2	16%
Depreciation and amortization	11.4	2%	8.1	2%
Stock-based compensation	18.0	3%	23.2	5%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$294.8	45%	$107.5	22%

Media net revenues increased by $179.2 million, or 37%, in the current year period as compared to the prior year period. Our core content rights fees increased by $189.2 million, or 90%, driven primarily by the October 2019 renewal of our key domestic distribution agreements of our flagship programs, RAW and SmackDown. This increase was partially offset by a decline in other revenues of $11.7 million, or 14%, primarily driven by the timing of delivery of our reality-based programming. Network revenues, which includes revenues generated by WWE Network subscriptions and pay-per-view, declined by $2.3 million, or 2%, primarily due to a decline in average paid subscribers. The domestic subscription pricing of WWE Network at September 30, 2020 is $9.99 per month with no minimum commitment.

Media Adjusted OIBDA as a percentage of revenues increased in the current year period as compared to the prior year period. This increase was driven by increased revenues of $179.2 million, primarily due to the renewals of our key domestic distribution agreements, as discussed above, coupled with $8.9 million of lower costs associated with the delivery of content to WWE Network.

Live Events

The following tables present the performance results and key drivers for our Live Events segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Net Revenues
North American ticket sales	$15.2	$76.0	(80)%
International ticket sales	0.2	12.0	(98)%
Advertising and sponsorship	0.4	1.7	(76)%
Other (1)	3.4	8.5	(60)%
Total net revenues	$19.2	$98.2	(80)%

Operating Metrics (2)
Total live event attendance	259,000	1,178,400	(78)%
Number of North American events	41	210	(80)%
Average North American attendance	6,320	4,920	28%
Average North American ticket price (dollars)	$53.46	$66.19	(19)%
Number of international events	1	30	(97)%
Average international attendance	—	4,810	(100)%
Average international ticket price (dollars)	$—	$79.43	(100)%

(1)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)Metrics exclude the events for our domestic and United Kingdom NXT brands. These are our developmental brands that typically conduct their events in smaller venues with lower ticket prices. We conducted 44 ticketed NXT events with paid attendance of 40,900 and average ticket prices of $37.36 in the current year period as compared to 152 events with paid attendance of 120,200 and average ticket prices of $43.13 in the prior year period.

	Nine Months Ended
	September 30,
	2020		2019
Reconciliation of Operating (Loss) Income to Adjusted OIBDA		% of Rev		% of Rev
Operating (loss) income	$(12.1)	(63)%	$8.7	9%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.2	6%	2.5	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(10.9)	(57)%	$11.2	11%

Live Events net revenues, which include revenues from ticket sales and travel packages, decreased by $79.0 million, or 80%, in the current year period as compared to the prior year period. Revenues from our North American and international ticket sales decreased by $72.6 million, or 83%, due to the impact of 198 fewer events in the current year period, largely driven by the cancellation of ticketed events as a result of COVID-19.

Live Events Adjusted OIBDA decreased in the current year period as compared to the prior year period. This decrease was driven by the impact of fewer events as a result of COVID-19.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment (dollars in millions, except where noted):

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Net Revenues
Consumer product licensing	$28.2	$26.6	6%
eCommerce	27.7	18.9	47%
Venue merchandise	3.2	15.4	(79)%
Total net revenues	$59.1	$60.9	(3)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$56.41	$46.78	21%
Number of eCommerce orders	488,800	394,800	24%
Venue merchandise domestic per capita spending (dollars)	$10.41	$10.43	(0)%

	Nine Months Ended
	September 30,
	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$15.9	27%	$13.6	22%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.6	3%	2.6	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$17.5	30%	$16.2	27%

Consumer Products net revenues decreased by $1.8 million, or 3%, in the current year period as compared to the prior year period. Venue merchandise revenues decreased by $12.2 million, or 79%, primarily driven by the cancellation of ticketed events in the current year period due to public health concerns as a result of COVID-19. This decline was partially offset by increased eCommerce revenues of $8.8 million, or 47%, primarily due to a 24% increase in the volume of online merchandise orders, coupled with a 21% increase in average revenue per order, which was driven, in part, by the release of new replica title belts. The current year period also included an increase of $1.6 million, or 6%, in our consumer product licensing revenues, primarily due to higher sales from the Company’s licensed video games.

Consumer Products Adjusted OIBDA as a percentage of revenues increased in the current year period as compared to the prior year period. This increase was primarily driven by the decline in event related costs due to the cancellation of ticketed events as a result of COVID-19.

Corporate

Unallocated corporate general and administrative expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these general and administrative expenses to its business segments.

	Nine Months Ended
	September 30,
	2020		2019
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(96.8)	(13)%	$(81.8)	(13)%
Depreciation and amortization	20.8	3%	15.4	2%
Stock-based compensation	4.1	1%	3.9	1%
Other adjustments (1)	5.5	1%	—	—%
Adjusted OIBDA	$(66.4)	(9)%	$(62.5)	(10)%

(1)Other adjustments in the current year period include severance expenses associated with a reduction in our workforce as a result of COVID-19. Our policy is to record Company-wide severance expenses as unallocated corporate general and administrative expenses.

Corporate Adjusted OIBDA as a percentage of total revenues was essentially unchanged in the current year period as compared to the prior year period. The decrease in Corporate Adjusted OIBDA of $3.9 million, or 6%, was primarily driven by $3.5 million of higher legal expenses resulting from ongoing litigation.

Depreciation and Amortization

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Depreciation and amortization	$32.2	$23.5	37%

Depreciation and amortization expense increased by $8.7 million, or 37%, in the current year period as compared to the prior year period, primarily driven by additional expenses of $5.2 million associated with Company’s workspace strategy plan, which includes the amortization related to the right-of-use asset for the Company’s new global headquarters lease, which commenced on July 1, 2019, and the impact of other prior year capital expenditures.

Interest Expense

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Interest expense	$26.5	$18.2	46%

Interest expense increased by $8.3 million in the current year period as compared to the prior year period, primarily driven by expense of $8.6 million associated with the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease. The current year period also includes expense of $1.8 million associated with the amount outstanding under the Company’s Revolving Credit Facility. The prior year period included additional nonrecurring interest expense of $1.4 million related to our convertible notes. The remaining portion of interest expense relates primarily to interest and amortization associated with our convertible notes, the revolving credit facility, other finance leases, mortgage and aircraft financing.

Other Income, Net

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Other income, net	$5.1	$2.8	82%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. The increase of $2.3 million in the current year period as compared to the prior year period is primarily driven by the recognition of a net unrealized holding gain of $14.4 million resulting from a valuation adjustment in our marketable equity investments, primarily DraftKings. Partially offset by impairment charges of $11.5 million on our investments in an apparel and lifestyle brand and a themed attraction touring company resulting from significant adverse changes in the economic and market conditions caused by COVID-19 combined with lower sales forecasts.

As the underlying stock prices of our marketable equity investments fluctuate, the Company is exposed to future earnings volatility to the extent we continue to hold these investments.

Income Taxes

(dollars in millions)

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
Provision for (benefit from) income taxes	$32.8	$(6.5)	(605)%
Effective tax rate	22%	(481)%

The effective tax rate in the current year period of 22% approximates the Company’s currently projected annual effective tax rate for the year ended December 31, 2020, excluding the impact of any discrete, non-recurring tax items.

The current year period includes $0.4 million of excess tax expenses related to the Company’s share-based compensation awards at vesting, as compared to $8.2 million of excess tax benefits during the prior year period. The tax expense and benefit is driven by the change in the Company’s stock price between when the Company granted the awards and their subsequent vesting date during the third quarter.

Discrete tax items, including the aforementioned excess tax benefits, resulted in a net tax benefit of $0.1 million in the current year period as compared to $6.8 million in the prior year period. Excluding these items, our effective tax rate was 22% in the current year quarter as compared to 25% in the prior year quarter.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $638.3 million and $250.5 million as of September 30, 2020 and December 31, 2019, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, including pre-refunded municipal bonds, and government agency bonds. Our debt balance totaled $415.4 million and $214.4 million as of September 30, 2020 and December 31, 2019, respectively, and includes the carrying value of $193.1 million and $188.7 million related to our convertible senior notes due 2023 as of September 30, 2020 and December 31, 2019, respectively.

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

On May 24, 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of May 24, 2024. On April 16, 2020, as a precautionary measure to further strengthen liquidity due to the impact of COVID-19, the Company borrowed $200.0 million under its Revolving Credit Facility. As of September 30, 2020, the Company was in compliance with the provisions of our Revolving Credit Facility and there was $200.0 million outstanding.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of September 30, 2020 and December 31, 2019, the amounts outstanding of the mortgage were $22.2 million and $22.5 million, respectively.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Aircraft Note matured on August 7, 2020 and was fully repaid. As of September 30, 2020, there were no amounts outstanding under the Aircraft Note. As of December 31, 2019, the amount outstanding under the Aircraft Note was $3.2 million.

Cash Flows from Operating Activities

Cash generated from operating activities was $257.5 million in the nine months ended September 30, 2020, as compared to $2.3 million for the corresponding period in the prior year. The $255.2 million increase in the current year period was primarily driven by the timing of collections associated with our large-scale international events, coupled with improved operating performance, including the renewal of our key domestic distribution agreements of our flagship programs, RAW and SmackDown.

In the current year period, we spent $19.5 million on content production activities, including Total Bellas Seasons 5 and 6, Miz & Mrs. Season 2, The Quest for Lost WWE Treasures, and various programs for WWE Network, as compared to $26.6 million in the prior year period. We anticipate spending approximately $10 million to $15 million on content production activities during the remainder of the current year. We received content production incentives of $0.4 million in the current year period, as compared to $0.7 million received in the prior year period. We anticipate receiving approximately $15 million of content production related incentives during the remainder of the year.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At September 30, 2020, there were no customers that individually exceeded 10% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash provided by investing activities was $19.5 million in the nine months ended September 30, 2020, as compared to cash used of $18.1 million in the prior year period. During the current year period, we received proceeds from the maturities of our short-term investments of $105.4 million and purchased $64.3 million of new investments, as compared to proceeds of $113.3 million and purchases of $74.9 million in the prior year period. Capital expenditures decreased by $34.9 million in the current year period. The prior year period included additional spending to support the Company’s workplace and technology related strategic initiatives. Due to the uncertainty created from the COVID-19 pandemic, we have temporarily delayed construction activity on the Company’s new global headquarters space in Stamford, Connecticut. Capital expenditures for the remainder of the current year are estimated to range between $7 million and $11 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $152.0 million for the nine months ended September 30, 2020, as compared to cash used of $75.1 million for the prior year period. The Company received proceeds of $200.0 million from borrowings under the Revolving Credit Facility during the current year period. The Company made dividend payments of $27.9 million and $28.2 million during the nine months ended September 30, 2020 and 2019, respectively. Additionally, the Company made employee payroll withholding tax payments of $11.0 million in the current year period as compared to $30.1 million in the prior year period related to the net settlement upon vesting of employee equity awards. During the prior year period, the Company paid $8.5 million for stock repurchases under its approved stock repurchase program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and sought class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits sought unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss and for sanctions with respect to this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss and for sanctions with respect to the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that will determine the merits of the appeals. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company and Mr. McMahon filed their appellees’ brief on October 7, 2019. The plaintiffs-appellants filed a reply brief on October 28, 2019. The Second Circuit held oral argument on June 5, 2020. On September 9, 2020, the Second Circuit issued a summary order, dismissing the appeals of the sanctions orders and the merits appeals of the dismissal of all claims in the Haynes, McCullough, Frazier, and Singleton cases for lack of appellate jurisdiction and affirming the judgment of the district court on all other claims. On September 23, 2020, the plaintiffs-appellants filed a petition for rehearing/rehearing en banc, which was denied on October 15, 2020. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against the attempt to appeal these decisions vigorously.

On March 6, 2020, the Company along with its Chairman and CEO, Vince McMahon, and former-WWE officers and directors, Michelle Wilson and George Barrios (collectively, the “Individual Defendants”), were sued in the U.S. District Court for the Southern District of New York in a case captioned City of Warren Police and Fire Retirement System, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02031-JSR. The complaint alleges that the Company and the Individual Defendants made materially false and misleading statements in violation of the Securities Exchange Act of 1934 regarding WWE’s strategic relationship with the Kingdom of Saudi Arabia. Specifically, the complaint alleges that various public statements made by the Company and the Individual Defendants were false and misleading because they failed to disclose certain adverse facts regarding WWE’s strategic relationship with Saudi Arabia that supposedly was known by them and, as a result, the plaintiff class allegedly purchased WWE stock at artificially inflated prices. On March 12, 2020 a nearly-identical lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Paul Szaniawski, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02223-JSR. This lawsuit was filed as related to the City of Warren case and was assigned to the same judge handling the City of Warren case. By Order dated May 12, 2020, the City of Warren and Szaniawski lawsuits were consolidated for all purposes. After multiple parties filed motions to be appointed lead plaintiff for the putative class in the consolidated action, on May 22, 2020, the Court issued a memorandum order selecting the Firefighters’ Pension System of the City of Kansas City, Missouri to be lead plaintiff and their attorneys, Labaton Sucharow LLP, to be lead counsel for the putative class. On May 26, 2020, the Company served Rule 11 motion for sanctions on the attorneys for the City of Warren Police and Fire Retirement System, the attorneys for Paul Szaniawski, and Labaton Sucharow LLP. The Rule 11 motion identified false allegations in the originally filed complaints and was supported by six declarations from Company executives and third-parties with direct first-hand knowledge of the matters at issue. Following service of the Rule 11 motion, the attorneys for the City of Warren Police and Fire Retirement System and the attorneys for Paul Szaniawski voluntarily dismissed their complaints before the expiration of the Rule 11 safe-harbor period. On June 8, 2020, the Firefighters’ Pension System of the City of Kansas City, Missouri filed a consolidated amended class action complaint. On June 26, 2020, the Company moved to dismiss the consolidated amended complaint in its entirety. The Court held oral argument on the Company’s motion to dismiss on July 30, 2020. On August 6, 2020, the Court denied the Company’s motion to dismiss. On August 19, 2020, the Court issued a case management plan that, among other things, scheduled this case to be trial ready on February 22, 2021.

Additionally, three purported shareholder derivative suits have been filed against the members of the Company’s Board of Directors patterned after the securities class action complaints filed in the U.S. District Court for the Southern District of New York. Merholz et al. v. Vincent K. McMahon et al, No. 3:20-cv-00557-VAB, was filed in the U.S. District Court for the District of Connecticut and assigned to the Honorable Victor A. Bolden. On May 29, 2020, the Defendants served Merholz’s counsel with a Rule 11 motion that identified the false allegations in the complaint. On May 19, 2020, Merholz filed an amended complaint prior to the expiration of the Rule 11 safe-harbor period, which is substantially similar to the consolidated amended class action complaint filed in the securities class action. Because Merholz’s amended complaint continued to assert allegations that were proven to be false by the Defendants’ Rule 11 motion regarding the original complaint, the Defendants served Merholz’s counsel with a Rule 11 motion regarding the amended complaint on July 2, 2020. On July 28, 2020, Merholz filed a second amended complaint. Kooi et al. v. Vincent K. McMahon et al., No. 3:20-cv-00743-VAB, was originally filed in Connecticut Superior Court and was removed by the Defendants to the U.S. District Court for the District of Connecticut on June 1, 2020. The Kooi lawsuit was deemed to be related to the Merholz lawsuit and transferred to Judge Bolden. On June 8, 2020, Kooi filed a motion to remand the lawsuit to state court. The Defendants filed its opposition to the motion to remand on June 29, 2020. Following Kooi’s affirmation of the allegations of the complaint in federal court by filing the motion to remand, on June 12, 2020, the Defendants served Kooi’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz lawsuit. On July 3, 2020, Kooi filed an amended complaint that withdrew the false allegations identified in the Defendants’ Rule 11 motion. Nordstrom et al. v. Vincent K. McMahon et al., No. 3:20-cv-00904-VAB, was originally filed in Connecticut Superior Court, and also removed by the Defendants to the U.S. District Court for the District of Connecticut on July 1, 2020. The Nordstrom lawsuit was deemed to be related to the Merholz and Kooi lawsuits and was also transferred to Judge Bolden. Following Nordstrom’s affirmation of the allegations of the complaint in federal court, on July 24, 2020, the Defendants served Nordstrom’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz and Kooi lawsuits. On July 31, 2020, Nordstrom filed a motion to remand the lawsuit to state court, which the Defendants opposed. On August 14, 2020, Nordstrom filed an amended complaint in the U.S. District Court for the District of Connecticut. On July 2, 2020, the Defendants moved to consolidate the Merholz, Kooi, and Nordstrom lawsuits for all purposes. Following a status conference held on July 24, 2020, on August 1, 2020, the Court denied the Defendants’ motion to consolidate without prejudice to renew following resolution of any motions to dismiss and motions to remand. The Defendants filed a consolidated motion to dismiss the complaints in the Merholz, Kooi, and Nordstrom lawsuits on August 28, 2020. Merholz, Kooi, and Nordstrom filed oppositions to the motion to dismiss on September 18, 2020 and the Defendants filed its reply on October 2, 2020. Oral argument on the motion to dismiss and motions to remand is scheduled for October 29, 2020. On October 23, 2020, another shareholder, Dennis Palkon, moved to intervene in the proceedings before Judge Bolden, to have his counsel appointed as lead counsel, to designate the proposed complaint that he filed with his motion to intervene as the operative compliant, and to deny as moot Defendants’ pending motions to dismiss in light of the newly-filed complaint. The Company believes all claims in the securities class action and related derivative actions are without merit, and intends to defend itself and the members of the Board of Directors vigorously against them.

In addition to the foregoing, from time to time we become a party to other lawsuits and claims. By its nature, the outcome of litigation is not known, but the Company does not currently expect this ordinary course litigation to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors

We previously updated the risk factors disclosed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 in our Current Report on Form 8-K filed with the SEC on March 17, 2020, with respect to certain risks arising out of COVID-19. Given the continuing nature of the pandemic, we updated this risk factor in our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2020 as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2020 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
July 1, 2020 to July 31, 2020	—	$—	—	416,559,270
August 1, 2020 to August 31, 2020	—	$—	—	416,559,270
September 1, 2020 to September 30, 2020	—	$—	—	416,559,270
Total	—	$—	—	$416,559,270

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
10.34*

Employment Agreement between World Wrestling Entertainment, Inc. and Nick Khan, effective as of August 3, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2020).

10.35*	Form of Performance Stock Sign-on Award and Non-Competition Agreement with Nick Khan under the Company’s 2016 Omnibus Incentive Plan (filed herewith).
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Kristina Salen pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and Kristina Salen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	October 29, 2020	By:	/s/ KRISTINA SALEN
Kristina Salen
Chief Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ MARK KOWAL
Mark Kowal
Chief Accounting Officer and
Senior Vice President, Controller
(principal accounting officer and authorized
signatory)