Form 10-K
period 2020-12-31
WORLD WRESTLING ENTERTAINMENTINC
filed 2021-02-04
CIK 1091907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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

Aggregate market value of the common stock held by non-affiliates of the Registrant at June 30, 2020 using our closing price on June 30, 2020 was $1,990,934,790.

As of February 2, 2021, the number of shares outstanding of the Registrant's Class A common stock, par value $0.01 per share, was 46,736,044 and the number of shares outstanding of the Registrant's Class B common stock, par value $0.01 per share, was 31,099,011 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

* Incorporated by reference from the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”).

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

We have been involved in the sports entertainment business for four decades, and have developed WWE into one of the most popular brands in global entertainment today. We are principally engaged in the production and distribution of unique and creative content through various channels, including the premium over-the-top subscription network (“WWE Network”), content rights agreements, pay-per-view event programming, filmed entertainment, live events, licensing of various WWE themed products, and the sale of consumer products featuring our brands. At the heart of our success are the athletic and entertainment skills and appeal of our Superstars, and our consistently innovative and multi-faceted storylines. Our distribution platforms provide significant cross-promotion and marketing opportunities that reinforce our brands while effectively reaching our fans.

Based on the strength of the Company’s brands and its ownership and control over its intellectual property, the Company has been able to leverage its content and talent globally across virtually all media platforms. We continually evaluate additional opportunities to monetize new and existing content, including WWE Network, which is available in all international markets other than embargoed countries. In this regard, we recently announced a multi-year agreement with Peacock TV LLC, an affiliate of NBC Universal (“NBCU”) which operates the Peacock paid streaming service (“Peacock”). This agreement grants, among other things, the exclusive domestic streaming and video-on-demand rights to WWE Network content via Peacock, as well as certain WWE Network subscriber data.

Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships. Effective March 18, 2021, the domestic monetization of WWE Network will be generated from content license fees and certain shared sponsorship revenues from NBCU.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues were greatly limited in 2020 and we expect this pattern to continue into 2021 for an indeterminate period.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

Media

Media net revenues were $868.2 million, $743.1 million and $683.4 million, representing 89%, 77% and 73% of total net revenues in 2020, 2019 and 2018, respectively.

Network

WWE Network launched in February 2014, becoming the first-ever 24/7 live streaming direct-to-consumer network. This subscription-based network is currently available in all international markets other than embargoed countries, including the United Kingdom, Canada, the Middle East, China and Australia, among others. Subscribers can access all of WWE’s live pay-per-view events, exclusive original programming and over 13,000 hours of our video-on-demand library. The inclusion of our monthly marquis pay-per-view events, including WrestleMania, and the access to original content and live specials are critical components of the programming which drives our viewer engagement and satisfaction. WWE Network content includes exclusive original programming, groundbreaking documentaries, reality shows and in-ring specials, including Undertaker: The Last Ride, Steve Austin’s Broken Skull Sessions and WWE Untold. Our strategy of creating compelling original content for broadcast on WWE Network has contributed to the popularity of WWE Network, which premiered nearly 350 hours of original content during 2020.

WWE Network is available on select gaming consoles, computers, mobile devices, internet connected TVs, and popular digital media players. As of December 31, 2020, WWE Network had 1,469,700 paid subscribers as compared to 1,391,000 paid subscribers at December 31, 2019, representing a 6% increase in our subscriber base. For domestic subscribers, the current subscription pricing of WWE Network is $9.99 per month with no minimum commitment.

In connection with the new multi-year agreement with NBCU beginning on March 18, 2021, the content licensed via Peacock will include WWE’s pay-per-view content, second runs of our in-ring television programming, original and archival content, as well as new WWE Network content.

Core Content Rights Fees

Leveraging our expertise in live event television production, we currently produce seven hours of original weekly domestic television programming, RAW, SmackDown and NXT, our core content. RAW and NXT are licensed domestically under multi-year contracts with NBCU, while SmackDown is licensed domestically under a multi-year contract with Fox Network. Second runs of RAW and SmackDown are also available on WWE Network 30 days after the original first run airing dates on television.

RAW is a three-hour live primetime program which ranks among the most watched regularly scheduled programs on primetime cable television. RAW remains the longest running weekly episodic program in primetime television history, with over 1,400 original episodes, and anchors USA Network’s programming line-up, consistently helping make it the top-rated cable entertainment network.

SmackDown is a two-hour live primetime program airing on Fridays on Fox Network. SmackDown continues to be the second longest running weekly episodic program in primetime TV history, second only to RAW.

NXT is a two-hour live primetime program airing on Wednesday nights on USA Network. The weekly program continues to air on WWE Network shortly after the initial run on USA Network.

WWE’s TV-PG, family-friendly television programming, including RAW and SmackDown, can be seen in more than 900 million homes and in 28 languages around the world. Our international broadcast partners currently include: BT Sport in the United Kingdom; Sony Ten in India, Rogers Communication in Canada, and PP Sports in China, among many others.

Advertising and Sponsorships

WWE utilizes the Internet and social media platforms to promote our brands, market and distribute our content and digital products, create a community experience among our fans and sell advertising across these various platforms. WWE currently streams its media content on select social media platforms, such as YouTube and Facebook. WWE surpassed 70 million subscribers on YouTube, and consistently ranks among the top viewed channels, with over 21 billion views of WWE content in 2020. The Company also receives advertising revenues from YouTube and Facebook based on viewership data of our content. In 2020, WWE had over 1.3 billion social media fan engagements across social media platforms such as Facebook, Twitter, YouTube, Instagram and Tumblr.

Our primary website, WWE.com, attracted an average of over 6 million monthly unique visitors worldwide during 2020. These visitors viewed an average of 67 million pages and 6 million video streams per month. WWE short-form video and other content is available through our mobile partnerships. WWE currently has local language-based websites allowing fans to experience WWE in their native language with a concentration on local events and shows. Currently, the available languages are English, Spanish, Mandarin, French, German, Polish and Arabic. We monetize our digital advertising inventory on WWE.com in global markets via programmatic ad sales and relationships with sales agencies.

In addition, through our sponsorship packages, we offer advertisers a full range of our promotional opportunities, including online and print advertising, on-air announcements and special appearances by our Superstars. These opportunities allow our advertisers and sponsors to engage consumers across a variety of our platforms. In 2020, we grew several partnerships with blue-chip brands, including Hyundai, Mars, Coca-Cola, Unilever, Microsoft and Nestle Waters, and partnered with new advertisers, such as Constellation Brands, Foster Farms, Credit One and Progressive Insurance. Our sponsors promote their products utilizing our digital media assets, including promotion on WWE.com as well as promotion through WWE Network and through our live events. As part of our recently announced agreement with NBCU, sales of certain sponsorships on their platform will be shared by both parties.

Other

Our Media segment also generates revenue from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

Our reality-based television series currently includes Total Bellas, and Miz and Mrs. Total Bellas, a spinoff of our hit series, Total Divas, was added to WWE's programming line-up in October 2016, and launched a sixth season in November 2020. This reality-based series airing on E! gives viewers exclusive access into the lives of The Bella Twins and their family. Previous episodes of Seasons 1 through 5 are also replayed on WWE Network.

Miz & Mrs., a docuseries chronicling the lives of WWE Superstars The Miz and Maryse, premiered in July 2018 on USA Network. Following the success of the initial six episodes of this reality-based series, USA Network picked up 14 more episodes, which aired during 2019. Season 2 of the series premiered in January 2020. Previous episodes of Season 1 are also replayed on WWE Network.

WWE Studios is our multi-platform production company that develops and produces feature films, television (scripted, non-scripted), and digital content. In 2020, WWE Studios secured partnerships for films, animated content, unscripted formats, scripted series and documentaries on a variety of platforms, including Netflix, A&E, Universal Television and other domestic and international platforms.

Live Events

Live Events net revenues were $19.9 million, $125.6 million and $144.2 million, representing 2%, 13% and 16% of total net revenues in 2020, 2019 and 2018, respectively.

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

The global spread of COVID-19 and the various attempts to contain it have resulted in restrictions, postponements and cancellations of various events, such as the relocation of WrestleMania 36 and the cancellation of ticketed events due to public health concerns. The impact of COVID-19 was significant on our live events segment, which is highly dependent on ticket sales at our live events. We expect this pattern to continue into 2021 for an indeterminate period as we continue to monitor the developments of COVID-19 and actively manage our business to respond to these and other potential impacts.

North American Ticket Sales

In 2020, prior to the COVID-19 pandemic, we produced 41 live events (excluding NXT) throughout North America, entertaining 259,000 fans at an average ticket price of $53.46. We held many of these live events at major arenas across the country. In addition to providing content for our television and other programming, these events provide us with a real-time assessment of the popularity of our storylines and characters.

International Ticket Sales

In 2020, as a result of the COVID-19 pandemic, we were unable to generate any ticket sales related to international events. We held one large-scale international event in 2020, for which we received a fixed fee.

Consumer Products

Consumer Products net revenues were $86.1 million, $91.7 million and $102.6 million, representing 9%, 10% and 11% of total net revenues in 2020, 2019 and 2018, respectively.

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

Video games and toys are the largest components of our licensing program. We have a comprehensive, multi-year licensing agreement with Mattel, Inc., our master toy licensee, covering all global territories, and a multi-year licensing agreement with Take-Two Interactive Software, Inc. ("Take-Two") to produce and sell our branded console video games. WWE branded video games currently include WWE 2K and WWE Battlegrounds, available on PlayStation and XBOX platforms and on iOS and Android devices, and WWE SuperCard, available on iOS and Android devices. The video game industry continues to migrate the availability of video games toward downloadable content through an Internet connected device. Accordingly, our video games can be downloaded via the Internet and contain subsequent downloadable content that can be purchased to add additional characters and game modes to enhance game play.

Music is an integral part of the WWE entertainment experience. We compose and record music, including Superstar entrance themes, in our recording studio. In addition to our own composed music, we license music performed by popular artists.

eCommerce

WWEShop is our direct-to-consumer e-commerce storefront. WWE merchandise is also distributed on other domestic and international e-commerce platforms, including Amazon. We processed 722,300 orders during 2020 as compared to 619,700 in 2019, driven, in part, by the release of new replica title belts and changes in consumer spending habits as a result of COVID-19.

Venue Merchandise

Our direct-to-consumer venue merchandise business consists of the design, sourcing, marketing and distribution of numerous WWE-branded products such as t-shirts, belts, caps and other novelty items, all of which feature our Superstars and/or logos.

The impact of COVID-19 was significant on our venue merchandise results, which are highly dependent on purchases of merchandise by consumers at our live events. We expect this pattern to continue into 2021 for an indeterminate period as we continue to monitor the developments of COVID-19 and actively manage our business to respond to the ongoing impacts.

Customers

Our customers include content distributors of our media content through their networks and platforms, fans who purchase tickets to our live events, purchase our merchandise at venues or online through our eCommerce platforms and subscribers to WWE Network, advertisers and sponsors, consumer product licensees, and film distributors/buyers. As noted elsewhere, we have several important partners, including NBCU and its affiliates who, among other things, carry the domestic television distribution of Raw and NXT, and, beginning in March 2021, will carry the exclusive domestic streaming rights of WWE Network content. We also partner with Fox Network who carries the domestic television distribution of SmackDown, and the General Entertainment Authority of the Kingdom of Saudi Arabia who, among other things, hosts our live events in the Middle East.

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

Our success is due primarily to the continuing popularity of our Superstars. We have nearly 300 Superstars under exclusive contracts, ranging from multi-year guaranteed contracts with established Superstars to developmental contracts with our Superstars in training. Our Superstars are highly trained and motivated independent contractors, whose compensation is tied to the revenue that they help generate. We own the rights to substantially all our characters and exclusively license the rights we do not own through agreements with our Superstars.

Talent Development

We continually seek to identify, recruit and develop additional talent for our business. Our development system, including the NXT division, features talent training to become WWE Superstars and has produced over 85% of our current active main roster stars, such as Roman Reigns, Sasha Banks, The Street Profits, Otis, and Bianca Belair. NXT has now evolved into our third brand after Raw and SmackDown and has transitioned into a weekly live television series. Prior to COVID-19, NXT was also a global touring brand broadcasting live specials on WWE Network. Approximately 60% of our developmental talent come from more than 20 countries outside the U.S., including the United Kingdom, China, India, Japan, Australia, Ireland, Brazil and Germany. Women comprise approximately 30% of our developmental talent. NXT talent train at our WWE Performance Center in Florida, a state-of-the-art training facility, which was designed to cultivate our next generation of talent and has become the center of our talent development program. In efforts to localize our content around the world, we opened the WWE UK Performance Center in January 2019, the first WWE training facility outside of the United States.

Competition

While we believe that we have a loyal fan base, the entertainment industry is highly competitive and subject to fluctuations in popularity, which are not easy to predict. For our live event and media content audiences, we face competition from professional and college sports, other live, filmed, televised and streamed entertainment, which includes other professional wrestling leagues, and other leisure activities. We will face increased competition from websites and mobile and other internet connected apps delivering paid and free content as streamed media offerings continue to expand. For purchases of our merchandise, we compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise. Many companies with whom we compete have greater financial resources than we do.

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

Human Capital

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization and the Company is committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. The Company develops personnel by offering in-house learning and development resources that include online and in-person training programs on a variety of topics, including topics that advance leadership skills.

We currently have over 900 full-time employees. Our in-house production staff is supplemented with contract personnel for our television production who are not included in our headcount. We believe the relationship between WWE and our employees is strong. Our employee headcount also excludes our Superstars and NXT talent, who are independent contractors.

Regulation

Live Events

In some United States and foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. If we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events over an extended period of time, especially after the hiatus resulting from COVID-19, or in a number of jurisdictions could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

Television and WWE Network Programming

The marketplace for audio-visual programming (including cable television and Internet programming) in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. Certain Federal Communications Commission (“FCC”) regulations are imposed directly on the Company and/or indirectly through our distributors. Other domestic and foreign governmental and private-sector initiatives relating to video programming are announced from time to time. In addition, the delivery of WWE Network in international markets exposes us to multiple regulatory frameworks, the complexity of which may result in unintentional noncompliance. One of our weekly television programs, SmackDown, is distributed via broadcast television on the Fox Network, and we are responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements. Any failure by us to meet these governmental policies or regulations and private-sector expectations could restrict our program content and, in the case of government regulation, result in monetary liability. Such failure could also adversely affect our levels of viewership and/or number of WWE Network subscribers. Any of these could affect our operating results.

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

Risks Related to Our Industry and Business

The ongoing coronavirus (COVID-19) pandemic may continue to negatively affect world economies as well as our industry, business and results of operations.

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have resulted in restrictions, postponements and cancellations of various sports and other events and has and likely will continue to require us to cancel, postpone or relocate certain of our live events. We do not expect insurance to cover a significant portion, if any, of this lost business. The pandemic has also continued to create significant volatility, uncertainty and economic disruption, the full extent of which will depend on numerous evolving factors that we can neither predict nor control including the pandemic’s duration and severity and the governmental, business and individual responses to it. As a result, we have been required to alter certain aspects of our operations beyond our live events. We are unable to predict when our fans will return to live events, even when the pandemic risks and restrictions have lessened. We have also taken measures to protect the health and well-being of our employees and our talent and other vendors. Our workforce has spent a significant amount of time working from home. Travel has been severely curtailed. We have greatly increased our cleaning and health check protocols, which increase related expenditures. We also implemented certain cash conserving measures, which were or have been in effect for various time periods, including pausing our stock repurchase program and certain capital expenditures; containing employment costs through salary reductions and furloughs; containing certain third party vendor costs; and drawing under our revolving credit facility, which has since been repaid.

We believe our partners’ operations have also been affected including, without limitation, in their sales of advertising. If economic disruption becomes severe as a result of the pandemic, we could see supply constraints and/or a negative impact on our customers’ demand, or ability to pay (including an impact on the collectability of our accounts receivable), for our goods and services. We will continue actively to monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as required by applicable governmental authorities and/or that we determine to be in the best interests of our employees, talent, customers, partners and stockholders. There can be no assurance that we will be entirely successful in these endeavors, which could result in inadvertent noncompliance with applicable law. The COVID-19 pandemic also could result in heightened litigation risks relating to personal injury or death and/or increased levels of commercial litigation. Any of the foregoing could have a material negative effect on our business and results of operations.

Our failure to maintain or renew key agreements could adversely affect our ability to distribute our media content, WWE Network, our films and/or other of our goods and services, which could adversely affect our operating results.

Our media content is distributed by cable, satellite and broadcast television networks and digital platforms around the globe. We recently announced that WWE Network will be distributed exclusively via Peacock in the domestic market. As detailed below, we have depended on and, in international markets will continue to depend on, third parties for many aspects of the operation and distribution of WWE Network. Our films are generally also distributed by other, more established film companies. Because a large portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain (such as due to a breach or alleged breach by either party) or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our financial outlook, liquidity, business and operating results. We regularly engage in negotiations relating to substantial agreements covering the distribution of our media content by carriers located in the United States and abroad. We have substantial relationships with NBCU, which carries RAW and NXT through its cable networks, and will soon carry WWE Network via Peacock, and Fox Network, which carries SmackDown. We also have an important partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia.

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

The Company spends substantial amounts to produce content, build infrastructure and market WWE Network. If, for any number of reasons, we are unable to continue to develop and monetize this content successfully, it could have a material adverse effect on our operating results.

Need to Attract, Retain and Replace Fans. We believe that WWE has a passionate fan base. However, the markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. These markets have and are expected to continue to be subject to rapid changes, and new technologies and evolving business models are developing at a fast pace. The Company expects this competition to continue to grow and the markets to continue to transform. Many players that have entered this space have vastly greater financial and marketing resources than the Company as well as longer operating histories, large customer bases and strong brand recognition. These competitors may secure better terms from suppliers, aggressively price their offerings and devote more technology and marketing resources. Certain of these competitors have begun to bundle digital networks. Other competitors for viewers of media content include broadcast, cable and satellite television, many of which have so-called “TV everywhere”, stand-alone streaming and/or “on demand” content, online movie and television content providers (both legal such as iTunes and illegal (pirated)), and ad-supported services such as YouTube. In non-pandemic times, viewers also commit viewing dollars to theatrical films, live events or other leisure activities. As previously disclosed, in domestic markets, WWE Network will be carried exclusively as a part of Peacock. Our ability to attract and retain fans for WWE Network internationally (and for Peacock) will depend in part on our ability to provide consistent high-quality content and a high level of service that is perceived as a good value for the consumer’s entertainment dollars in the face of this intense competition. Our failure to do so could adversely affect our business and operating results.

Significant Ongoing Costs. WWE Network has and will continue to require significant capital expenditures, content cost and operating costs. We also intend to continue spending significant amounts on marketing. Any and all such capital and operating costs, if not more than offset by revenues from WWE Network, could have a material adverse effect on our business and operating results.

Reliance on Partners to Offer our Content. Fans have the ability to receive streaming WWE content through their PCs, Macs and other Internet-connected devices, including game consoles and mobile devices, such as tablets and mobile phones as well as smart televisions and Blu-Ray players. We intend to continue to offer WWE Network in international markets through available platforms and partners. As a result, we rely on outside partners to develop, supply and maintain technology and infrastructure necessary to deliver our content and interact with the user. If we or Peacock are not successful in maintaining, renewing and/or replacing this technology or if we or Peacock are not successful in entering into and maintaining relationships with platform providers, if we or our partners (including Peacock) encounter technological, licensing or other impediments to streaming our content, or if viewers either upgrade existing platforms or migrate to new platforms in such a way that we or our partners (including Peacock) do not or cannot deliver through the new or upgraded platform, our ability to reach our fans and monetize our content successfully could be adversely impacted. Certain platforms, such as Amazon and Apple, offer their owned or licensed content and, therefore, may be disincentivized to promote and deliver our content at the same level as provided for their content.

Possible Disruption of Systems Utilized in Our Operations. Our reputation and ability to attract, retain and serve our fans will depend on the reliable performance of computer and information systems and other technologies, including technology systems used in connection with the production and distribution of our programming and those of third-parties (including Peacock) with whom we partner in our operations. Interruptions in these systems, or with the Internet in general whether due to fault by any party or due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our content unavailable or degraded. These service disruptions or failures could be prolonged. Delivery of video programming over the Internet is done through a series of carriers with switch-overs between carriers, and any point of failure in this distribution chain would cause a disruption or degradation of our signal. Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our content. We do not carry insurance that would cover us in the event of many types of business interruption that could occur.

Our servers and those of third parties used in the distribution of WWE Network/Peacock may be vulnerable to cybersecurity attacks, computer viruses (including worms, malware, ransomware and other destructive or disruptive software or denial of service attacks), physical or electronic break-ins and similar disruptions and could experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, theft or release of proprietary, confidential, sensitive or otherwise valuable Company or subscriber data or information. Such a cybersecurity attack, virus, break-in, disruption or attack could remain undetected for an extended period, could harm our business, financial condition or results of operations, be expensive to remedy, expose us to litigation and/or damage our reputation. Our insurance may not cover expenses related to such disruptions or unauthorized access fully or at all.

Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, these systems and servers change frequently and often are not recognized until launched against a target, we and Peacock and the third parties used in distribution of our content may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite the efforts of Peacock, WWE and/or third parties, the possibility of these events occurring cannot be eliminated.

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

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet to access our programming, including laws and/or court decisions that have the effect of limiting Internet neutrality, could limit the demand for our content via Peacock. The FCC had adopted an “Open Internet” Report and Order and accompanying rules, which addressed various practices of broadband Internet access providers. Those rules, in substantial part, were reversed by the FCC “Restoring Internet Freedom” Declaratory Ruling, Report and Order released in 2018, and replaced by what the FCC refers to as a “light-touch regulatory framework,” including modified customer transparency requirements. Petitions for review of the FCC’s rulings were filed by multiple parties. In October 2019, the United States Court of Appeals for the District of Columbia (“D.C. Circuit”) largely affirmed the FCC’s 2018 Restoring Internet Freedom decision, though reversed the blanket preemption adopted by the FCC of state and local requirements that are inconsistent with FCC’s deregulatory approach and remanded to the FCC to further consider three discrete issues. The FCC concluded in an order on remand that there was no basis to alter its conclusions in the Restoring Internet Freedom Order. To the extent that network operators engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, net neutrality, may be nascent or non-existent. Within such a regulatory environment, due to the political and economic power of local network operators, who may have interests that do not align with ours, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Risks Relating to the Internet. We rely on the ability of our fans to access our content through the Internet. Any point of failure within the Internet infrastructure, whether caused by network hackers, force majeure type events or otherwise, could have a significant adverse effect. In addition, devices for accessing our content are manufactured and sold by entities other than the Company, and any transmission issues through these devices may result in consumer dissatisfaction with our content and adversely affect our business. Technology changes may require that platforms and/or subscribers update their devices and any failure to do so, or the failure of us or our distribution partners (including Peacock) to perform adequately through these updated devices could negatively affect our fans’ enjoyment of our programming which would negatively affect our business. To the extent, in international markets, that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers (such as through tiered access or pricing), due to the heavy bandwidth use of audio/visual content, we could incur greater operating expenses and our business could be negatively impacted.

We Are Subject to Intellectual Property Risks. From time to time, third parties allege that we have violated their intellectual property rights. If we and/or our partners (including Peacock) are unable to obtain sufficient rights, successfully defend the use, or otherwise alter business practices in a timely manner in response to claims for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business could be adversely affected. Many companies devote significant resources on patents relating to various aspects of streaming services. For example, there are numerous patents that broadly claim means and methods of conducting business on the Internet and we and/or our service providers have from time to time been named in lawsuits and other claims alleging violations of patents in connection with various aspects of our business. Defending against intellectual property claims, whether they are with or without merit, can result in costly litigation and diversion of personnel. These types of claims could result in our inability to use technology and could significantly impact the monetization of our content.

International Offerings. We have made WWE Network available in international markets other than embargoed countries. International markets entail greater infrastructure and differing legal and regulatory environments. Other risks relating to foreign operations could include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating, among other things, to bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection (including the GDPR), consumer protection, censorship, licensing and other regulatory matters. If we are not able to manage the growing complexity of our international operations, our business could be adversely affected.

Our failure to continue to build and maintain our brand of entertainment could adversely affect our operating results.

We must continue to build and maintain our strong brand identity to attract and retain fans who have a number of entertainment choices. The creation, marketing and distribution of live events, programming and films that our fans value and enjoy is at the core of our business. The production of compelling live, televised, streamed and film content is critical to our ability to generate revenues across our media platforms and product outlets. Also important are effective consumer communications, such as marketing, customer service and public relations. The role of social media by fans and by us is an important factor in our brand perception. If our efforts to create compelling services and goods and/or otherwise promote and maintain our brand, services and merchandise are not successful, our ability to attract and retain fans may be adversely affected. Such a result would likely lead to a decline in our television ratings, attendance at our live events post-pandemic, and/or otherwise impact our sales of goods and services, which would adversely affect our operating results.

Our failure to retain or continue to recruit key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment, which could adversely affect our operating results.

Our success depends, in large part, upon our ability to recruit, train and retain athletic performers who have the physical presence, acting ability and charisma to portray characters in our live events, programming and films. We cannot guarantee that we will be able to continue to identify and train these performers. Additionally, throughout our history, performers from time to time have stopped working for us for any number of reasons, and we cannot guarantee that we will be able to retain our current performers either during the terms of their contracts or when their contracts expire. Our failure to attract and retain key performers, an increase in the costs required to attract and retain such performers, or a serious or untimely injury to, or the death of, or unexpected or premature loss or retirement for any reason of, any of our key performers could lead to a decline in the appeal of our storylines and the popularity of our brand of entertainment. Scheduling conflicts for talent services may also affect certain productions. Any of the foregoing issues could adversely affect our operating results.

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

Production of video programming by independent producers is generally not directly regulated by the federal or state governments in the United States. SmackDown is on broadcast television on the Fox Network and we are responsible, directly or indirectly, for compliance with certain additional FCC regulations and statutory requirements applicable to programming distributed over television broadcast stations. Any failure to remain in compliance with these requirements could expose us to substantial costs and adverse publicity which could impact our operating results. Changes in FCC regulations, and the ongoing reallocation of satellite spectrum for “5G” next generation wireless broadband use, could impact the availability of satellite transmission spectrum for video programming distribution, which could increase the transmission costs of certain of our programming and/or affect transmission quality and reliability. The markets for programming in the United States and internationally may be substantially affected by government regulations applicable to, as well as social and political influences on, television stations and networks. We voluntarily designate the suitability of each of our television and WWE Network programs using standard industry ratings. Domestic and foreign governmental and private-sector initiatives relating to the production and distribution of video programming are announced from time to time. Compliance by our licensees of these initiatives and/or their noncompliance of governmental policies could restrict our program distribution and adversely affect our levels of viewership, result in adverse publicity and/or otherwise impact our operating results.

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

We are consistently negotiating and entering into new agreements and renewals and extensions of existing agreements for our products and services in international markets. WWE Network is available in all international markets except where embargos preclude it. In 2018, WWE embarked on an important long-term partnership with the General Entertainment Authority of the Kingdom of Saudi Arabia for, among other things, a series of live events in that region. We periodically held talent tryouts overseas pre-pandemic and have a training facility in the United Kingdom. Cultural norms and regulatory frameworks vary in the markets in which we operate and our products' nonconformance to local norms or applicable law, regulations or licensing requirements could interrupt our operations or affect our sales, viewership and success in the markets. Our production of live events overseas in non-pandemic times subjects us to numerous risks involved in foreign travel and operations and also subjects us to local norms and complex regulations (including visa obligations). In addition, these live events and the licensing and/or sale of our goods and services in international markets expose us to some degree of currency risk. International operations may be subject to political instability inherent in varying degrees in those markets, terrorism and wars. Other risks relating to foreign operations include difficulties and costs associated with staffing and managing foreign operations, management distraction, new and different sources of competition, compliance with U.S. and international laws relating to, among other things, bribery, less favorable foreign intellectual property laws, laws relating to repatriation of funds, lower levels of Internet availability, complexity of VAT and other local tax laws, and data protection, consumer protection, censorship, licensing and other regulatory matters as well as possible reputational risks. The GDPR applies to certain of our operations, and its provisions are far reaching. Noncompliance with GDPR could result in significant fines, operational issues and/or harm to reputation. The United Kingdom’s withdrawal of its membership from the European Union (referred to as “Brexit”) could complicate international matters including financial, legal, tax and trade implications. While we have committed significant financial and personnel resources toward compliance, no assurances can be provided that our efforts will be entirely successful. These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets, which could adversely affect our business.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations, which could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

In some United States and foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. Foreign jurisdictions require visas for personnel and talent at international live events. In international markets, third party promoters generally oversee permitting and regulatory matters. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of our third-party promoters, we may be prohibited from promoting and conducting our live events in that jurisdiction. In non-pandemic times, the inability to present our live events in jurisdiction(s), in addition to the lost revenues and expenses of the missed event(s), could lead to a decline in various revenue streams in such jurisdiction(s), which could adversely affect our operating results.

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

We hold numerous large live events each year, both domestically and internationally. Certain risks are inherent in events of the type we perform as well as the travel to and from them, and we are required to expend substantial resources on safety matters such as security. Risks of travel and large live events include air and land travel interruption or accidents, the spread of infectious disease or other illness, injuries resulting from building problems, pyrotechnics or other equipment malfunction, terrorism or other violence, local labor strikes and other force majeure type events. These issues could result in personal injuries or deaths, canceled events and other disruptions to our business for which our business interruption insurance may be insufficient or nonexistent. Any of these occurrences also could result in liability to other parties for which we may not have insurance. Any of these risks could adversely affect our business, financial condition and/or results of operations.

We continue to face certain risks relating to our feature film business, which could result in higher production costs and asset impairment charges, adversely affecting our financial condition or our results of operations.

We have substantial capitalized film costs. The accounting for our film business in accordance with generally accepted accounting principles entails significant judgment to develop estimates of expected future revenues from films. If expected revenue from one or more of our films does not materialize because audience demand does not meet expectations, our estimated revenues may not be sufficient to recoup our investment in the film. If actual revenues are lower than our estimated revenues or if costs are higher than expected, we are required to record an impairment charge and write down the capitalized costs of the film. No assurance can be given that we will not record impairment charges in any periods. In addition, capitalized film costs are reflected net of certain production tax incentives granted by various governmental authorities. Our ability to realize these credits may be limited by changes in the laws and regulations relating to the incentives and/or the economic environment. The inability to realize these credits would have the effect of increasing our overall production costs.

We could face a variety of risks if we expand into other new and complementary businesses and/or make certain investments or acquisitions.

We have entered into new or complementary businesses and made equity and debt investments in other companies in the past and plan to continue to do so in the future. We may also enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances. As previously noted, we recently entered into a multi-year agreement with Peacock pursuant to which WWE Network will become a part of Peacock on an exclusive basis domestically. Risks of this expansion and/or these investments and transactions may include, among other risks: unanticipated liabilities or contingencies including counter-party risks such as inadvertent breaches or collection difficulties; potential diversion of management’s attention and other resources, including available cash, from our existing businesses; loss on investments due to poor performance by the business invested in; inability to integrate a new business successfully; revaluations of debt and equity investments as well as market, credit and interest-rate risks (any of which could result in impairment charges and other costs); competition from other companies with more experience in such businesses; and possible additional regulatory requirements and compliance costs, all of which could affect our business, financial condition and operating results.

We face various risks relating to our computer systems and online operations, which could have a negative impact on our financial condition or our results of operations.

The Company faces the risk of a security breach or disruption, whether through external cyber intrusion or from persons with access to systems inside our organization. The Company commits significant personnel and financial resources to maintain the security of its computer systems, including implementing various measures to monitor and manage the risk of a security breach or disruption, and to plan for the mitigation of losses if such breach or disruption were to occur. There can be no assurance that these security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging or that the Company would be promptly aware of them or able to mitigate damages from them, if any such breach or disruption were to occur. The Company also utilizes third party service providers in several aspects of its operations, and these third parties are also subject to risks of security breach or disruption. The Company is not able to assure the effectiveness of security among our service providers. The Company and certain of its third-party service providers receive personal information through web services. This information is generally subject to the Company's privacy policies. Personal information received by our service providers includes credit card information in certain instances. The Company expends significant effort to ensure compliance with its privacy policy and to ensure that our service providers safeguard credit card information including contractually requiring those providers to remain compliant with applicable PCI Data Security Standards. However, a significant security breach or other disruption involving the computer systems of the Company or one or more of its service providers could disrupt the proper functioning of these systems and therefore the Company's operations (for which we likely will not carry sufficient insurance); result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information; require significant management attention and resources to remedy the damages that could result (if, in fact, they can be remedied), and subject the Company to litigation or damage to its reputation. The GDPR, CCPA and/or similar laws passed in the future, may enhance this risk. Any or all of these could have a negative impact on our financial condition or results of operations.

Our businesses entail certain risks relating to privacy norms and regulations.

We and our business partners collect certain data supplied by our fans. We utilize this data in various ways including our marketing efforts. We face complex legal obligations domestically and internationally regarding the manner in which we treat and use such information, including, without limitation, the GDPR and CCPA. These legal obligations carry substantial monetary penalties if breached. Unintentional noncompliance by us or our partners of these regulations could have an adverse effect on our business. If we were to disclose or use data about our fans in a manner that is objectionable to them or is contrary to applicable law, our business reputation could be adversely affected and it could result in litigation, either or both of which could impact our operating results.

Our accounts receivable relate principally to a limited number of distributors, licensees, and other partners increasing our exposure to bad debts and counter-party risk which could potentially have a material adverse effect on our results of operations.

Substantial portions of our accounts receivable are from distributors of our programming; hosts/promoters of our live events (pre-pandemic); and licensees who produce consumer products containing our intellectual property. The concentration of our accounts receivable across a limited number of parties subjects us to individual counter-party and credit risk as these parties may breach our agreement, claim that we have breached the agreement, become insolvent and/or declare bankruptcy, delaying or reducing our collection of receivables or rendering collection impossible altogether. Certain of the parties are located overseas which may make collection efforts more difficult (including due to increased legal uncertainty) and, at times, collections may be economically unfeasible. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

Risks relating to our new leased space.

The Company has signed a lease for space in downtown Stamford, Connecticut, in which it plans to house substantially all our operations, including our corporate headquarters and media production facilities. The scope of this project has changed somewhat, and the move is now expected to begin in late 2022. The buildout of this space will involve substantial capital expenditure, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns would result in higher expenditures and could be disruptive of operations, any of which could have a negative impact on the Company’s financial condition or results of operations. Moreover, it is possible that, once built, the space may prove to be less conducive to the Company’s operations than is currently anticipated, resulting in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and result in an adverse impact on the Company’s financial condition or results of operations.

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

Risks Related to Markets Generally

A decline in general economic conditions or disruption of financial markets may, among other things, reduce the discretionary income of consumers or erode advertising markets, which could adversely affect our business.

Our operations are affected by general economic conditions, including consumers’ disposable income, which has a direct material impact on the demand for entertainment and leisure activities. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live events, programming, films and consumer products, which could adversely affect our revenues. Volatility and disruption of financial markets could limit the ability of our sponsors, licensees and distributors to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Our television partners derive revenues from the sale of advertising. We also sell advertising directly on our website and, depending upon the distribution methods used to monetize additional content, we may have additional advertising to sell. We sell sponsorship packages to our live events and certain other of our services, and we will continue to participate in such sponsorship sales with Peacock on its platforms. Continued softness in the advertising markets due to a weak economic environment, the COVID-19 pandemic or otherwise, could adversely affect our revenues or the financial viability of our distributors.

Risks Related to Our Indebtedness

Servicing our debt may require a significant amount of cash, and we could have insufficient cash flow from operations or lack of access to sources of financing to meet these obligations and/or our other liquidity needs.

Our total consolidated debt, including the $215.0 million aggregate principal amount of 3.375% convertible senior notes due 2023 (the "Convertible Notes"), is significant. We also have availability under our $200.0 million revolving credit facility (the "Revolving Credit Facility"). Through certain of our subsidiaries, the Company also has in place a real estate mortgage in the principal amount of $22.1 million secured by the related real estate (the “Asset-Backed Facilities”).

We believe we have sufficient liquidity for at least the next twelve months for our needs (including the payment of our dividend). However, our ability to make scheduled principal and interest payments on the Convertible Notes and under the Revolving Credit Facility, the Asset-Backed Facilities and any other indebtedness that may be outstanding at the time will depend on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including the items described elsewhere in these Risk Factors. It is possible our business may not continue to generate cash flow from operations in the future sufficient to service our debt and provide for all our other uses of cash including capital and operating expenditures and paying our dividend. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives which, assuming they are, in fact, available, could be onerous, dilutive or otherwise affect our operations and/or the market price of our Common Stock. Such alternatives could include, for example, substantially reducing our cost structure, selling assets, reducing or eliminating our dividend, and/or obtaining additional debt or equity financing. We may not be able to engage in any of these activities on desirable terms or at all due to our then existing financial condition, market conditions, regulatory matters or contractual obligations (including, for example, any restrictions under our Revolving Credit Facility or other credit agreement or debt instruments that may exist at that time). Any failure to make a required payment under our indebtedness may constitute a default under that indebtedness and under other indebtedness due to cross-default provisions and could trigger acceleration clauses causing the obligations to become immediately due and payable. The occurrence of one or more of these risks could materially and adversely affect our financial condition and operating results.

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

Risks Related to Our Stock Ownership

Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.

We believe that the price of our stock generally reflects certain market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including as a result of any of the events, conditions and/or circumstances set forth in these Risk Factors could cause the market price of our stock to decline significantly.

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

In February 2019, the Company announced a $500 million stock repurchase program pursuant to which we are authorized to repurchase shares of our common stock at management’s discretion and subject to applicable laws. We have repurchased $83.4 million of common stock to date and all share repurchases have been retired. This program is subject to the same risk factors as those influencing our dividend. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time, and it was suspended throughout 2020, largely as a result of the COVID-19 pandemic. Accordingly, no assurances can be provided as to when, if at all, the Company will resume repurchases or complete this repurchase program at any specific time or at all. The continued suspension or termination of our share repurchase program could adversely affect the market price of our common stock. Additionally, the existence of a share repurchase program could cause the market price of our common stock to be higher than it would be in the absence of such a program. As a result, any repurchase program may not ultimately result in enhanced value to our stockholders and may not prove to be the best use of our cash resources.

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

The price at which our common stock has traded has fluctuated significantly, especially in the past two years. The price may continue to be volatile due to a number of factors beyond our direct control, including our operating results (especially where different from the expectations of securities analysts, investors and the financial community), market volatility in general and short interest in our stock. Given the dynamic nature of our business and all other factors that limit the predictability of the future, any of our forecasts, outlook or other forward-looking statements could differ materially from actual results which could cause a decline in the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Stamford, Connecticut. During 2019, we entered into a long-term lease for a new global headquarters site in Stamford. We expect to move into the new location in phases upon completion of leasehold improvements. We currently own our existing headquarters building, as well as two nearby buildings in Stamford that support our television production operations. We also have leases in the Stamford and surrounding areas for additional corporate office spaces and warehouse storage space. Upon completion of our move to the new global headquarters, we expect to sell our owned and operated corporate facility, exit our leased spaces, and will evaluate options for our television production studio facilities based on strategic, operating and financial considerations. In addition, we have leases for our Performance Centers located in Orlando, Florida and the United Kingdom, which are used for development and training activities. Due to the COVID-19 pandemic, we utilized our Orlando Performance Center for approximately nine months during 2020 to produce and broadcast our weekly televised live events and our monthly pay-per-view events. We also have leases for various sales offices located domestically and internationally. All of our facilities are utilized by our Media, Live Events and Consumer Products segments.

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 15, Commitments and Contingencies, to the Consolidated Financial Statements in Item 15, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Each Class of Common Equity

Our Class A common stock trades on the New York Stock Exchange, under the symbol "WWE". Our Class B common stock is not listed on any exchange.

There were 6,818 holders of record of Class A common stock and three holders of record of Class B common stock on February 2, 2021. Vincent K. McMahon, Chairman of the Board of Directors and Chief Executive Officer, controls a substantial majority of the voting power of the issued and outstanding shares of our common stock, and as a result, can effectively exercise control over our affairs.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2020 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
October 1, 2020 to October 31, 2020	—	$—	—	416,559,270
November 1, 2020 to November 30, 2020	—	$—	—	416,559,270
December 1, 2020 to December 31, 2020	—	$—	—	416,559,270
Total	—	$—	—	$416,559,270

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

Cumulative Total Return Chart

Set forth below is a line graph comparing, for the period commencing December 31, 2015 and ended December 31, 2020, the cumulative total return on our Class A common stock compared to the cumulative total return of the Russell 2000 Index and S&P Movies and Entertainment Index, a published industry index. The graph assumes the investment of $100 at the close of trading as of December 31, 2015 in our Class A common stock, the Russell 2000 Index and the S&P Movies and Entertainment Index and the reinvestment of all dividends.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
World Wrestling Entertainment, Inc.	100.00	105.83	179.62	442.48	386.70	289.73
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
S&P Movies & Entertainment	100.00	108.57	112.25	111.37	139.99	194.70

Item 6. Selected Financial Data

The following selected consolidated financial data have been derived from our Consolidated Financial Statements. You should read the selected financial data in conjunction with our Consolidated Financial Statements and related notes and the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.

Financial Highlights: (in millions, except per share data)

	For the year ended December 31,
	2020 (1)	2019	2018 (2)	2017 (3)	2016
Net revenues	$974.2	$960.4	$930.2	$801.0	$729.2
Operating income	$208.5	$116.5	$114.5	$75.6	$55.6
Net income	$131.8	$77.1	$99.6	$32.6	$33.8
Earnings per share, basic	$1.70	$0.99	$1.28	$0.43	$0.44
Earnings per share, diluted	$1.56	$0.85	$1.12	$0.42	$0.44
Dividends declared per Class A share	$0.48	$0.48	$0.48	$0.48	$0.48
Dividends declared per Class B share	$0.48	$0.48	$0.48	$0.48	$0.48

	As of December 31,
	2020	2019	2018	2017	2016
Cash, cash equivalents and short-term investments	$593.4	$250.5	$359.1	$297.4	$267.1
Total assets	$1,297.3	$992.2	$700.3	$614.5	$600.9
Total debt (4)	$706.3	$557.8	$213.9	$213.5	$202.7
Total stockholders’ equity	$388.8	$275.3	$316.2	$253.0	$239.7

(1)Operating income includes $7.0 million of severance expenses associated with a reduction in our workforce as a result of COVID-19.

(2)Operating income includes impairment charges on our content production assets of $4.9 million (See Note 9 to the Consolidated Financial Statements).

(3)Operating income includes $5.6 million of expenses related to non-recurring legal matters and other contractual obligations and impairment charges on our content production assets of $5.5 million.

(4)Total debt includes $389.5 and $343.4 million of finance lease obligations as of December 31, 2020 and 2019. Total debt also includes $194.7 million, $188.7 million, $183.1 million and $177.9 million of convertible senior notes outstanding as of December 31, 2020, 2019, 2018 and 2017, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented below. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2019 and fiscal 2018 that are not included in this Form 10-K can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 7, 2020.

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

Results of Operations

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes depreciation and amortization expenses directly related to supporting the operations of our segments, including content production asset amortization, depreciation and amortization of costs related to content delivery and technology assets utilized for WWE Network, as well as amortization of right-of-use assets related to finance leases of equipment used to produce and broadcast our live events. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

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

Summary

In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. COVID-19 has resulted in restrictions, postponements and cancellations of various events, such as the relocation of WrestleMania 36 and the cancellation of ticketed events due to public health concerns. The impact of COVID-19 to our 2020 results had a greater impact on our live events and consumer products segments, which are highly dependent on ticket sales and purchases of merchandise by consumers at our live events. Our Media segment was impacted to a lesser extent since a large portion of these revenues are derived from contractual rights fees from our domestic and international distribution arrangements, as well as subscriber fees from WWE Network. We continue to deliver the weekly wrestling content associated with these arrangements (e.g. RAW, SmackDown and NXT) without ticketed live audiences, and continue to provide programming on WWE Network. We will monitor the developments of COVID-19 and actively manage our business to respond to the potential impacts. Additionally, please refer to Part I, Item 1A, Risk Factors, which provides a discussion of risk factors related to COVID-19.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

			Increase
	2020	2019	(decrease)
Net revenues
Media	$868.2	$743.1	17%
Live Events	19.9	125.6	(84)%
Consumer Products	86.1	91.7	(6)%
Total net revenues (1)	974.2	960.4	1%
Operating expenses
Media	458.3	475.7	(4)%
Live Events	33.9	103.1	(67)%
Consumer Products	57.3	59.4	(4)%
Total operating expenses (2)	549.5	638.2	(14)%
Marketing and selling expenses
Media	62.2	64.0	(3)%
Live Events	5.1	14.8	(66)%
Consumer Products	4.0	5.9	(32)%
Total marketing and selling expenses (3)	71.3	84.7	(16)%
General and administrative expenses (4)	102.2	86.9	18%
Depreciation and amortization	42.6	34.1	25%
Operating income	208.6	116.5	79%
Interest expense	35.6	26.1	36%
Other income, net	(1.9)	4.3	(144)%
Income before income taxes	171.1	94.7	81%
Provision for income taxes	39.3	17.6	123%
Net income	$131.8	$77.1	71%

(1)Our consolidated net revenues increased by $13.8 million, or 1%, in 2020 as compared to 2019. This increase was driven by $189.7 million in incremental core content rights fees revenues primarily associated with the October 2019 renewal of our key domestic distribution agreements of our flagship programs, Raw and SmackDown. This increase was partially offset by $112.8 million of lower ticket and merchandise sales from our live events due to the cancellation of ticketed events, coupled with the absence of a second large-scale international event, both due to public health concerns as a result of COVID-19. Additionally, $11.3 million of incremental ecommerce revenues driven by increased orders were mostly offset by a reduction in revenues of $10.3 million driven by the timing of our reality-based programming. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses decreased by $88.7 million, or 14%, in 2020 as compared to 2019. This decrease was primarily driven by $81.8 million of lower event related and content creation costs due the cancellation of ticketed events and the absence of a second large-scale international event resulting from COVID-19. 2020 also includes $9.7 million of lower production costs associated with the timing of our reality-based programming, $5.8 million of lower costs associated with the delivery of content to WWE Network, and the impact of various short-term cost reductions that were implemented as a result of COVID-19. These declines were partially offset by an increase of $10.8 million in management incentive compensation costs. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated marketing and selling expenses decreased by $13.4 million, or 16%, in 2020 as compared to 2019. This decrease was primarily driven by $5.7 million of lower advertising and promotional costs due to the cancellation of ticketed events resulting from COVID-19, coupled with a decline of $2.4 million in management incentive compensation costs. 2020 also includes the impact of various short-term cost reductions that were implemented as a result of COVID-19. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)Our consolidated general and administrative expenses increased by $15.3 million, or 18%, in 2020 as compared to 2019. This increase was primarily driven by $9.2 million of additional staff related costs due, in part, to $7.0 million of severance expenses associated with the reduction in our workforce as a result of COVID-19, coupled with $3.7 million of higher legal expenses resulting from ongoing litigation. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$208.6	21%	$116.5	12%
Depreciation and amortization	42.6	4%	34.1	4%
Stock-based compensation	28.0	3%	29.4	3%
Other adjustments (1)	7.0	1%	—	—%
Adjusted OIBDA	$286.2	29%	$180.0	19%

(1)Other adjustments in 2020 include severance expenses associated with a reduction in our workforce as a result of COVID-19.

			Increase
	2020	2019	(decrease)
Adjusted OIBDA
Media	$367.8	$224.1	64%
Live Events	(17.6)	9.4	(287)%
Consumer Products	26.6	28.5	(7)%
Corporate	(90.6)	(82.0)	10%
Total Adjusted OIBDA	$286.2	$180.0	59%

Media

The following tables present the performance results and key drivers for our Media segment:

			Increase
	2020	2019	(decrease)
Net Revenues
Network (including pay-per-view)	$185.7	$184.6	1%
Core content rights fees (1)	538.3	348.6	54%
Advertising and sponsorship	65.3	72.4	(10)%
Other (2)	78.9	137.5	(43)%
Total net revenues	$868.2	$743.1	17%

Operating Metrics
Number of paid WWE Network subscribers at period end	1,469,700	1,391,000	6%
Domestic	1,080,900	997,300	8%
International (3)	388,800	393,700	(1)%
Number of average paid WWE Network subscribers	1,557,400	1,550,000	—%
Domestic	1,134,300	1,128,800	—%
International (3)	423,100	421,200	—%

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

(3)Metrics reflect subscribers who are direct customers of WWE Network and estimated subscribers who subscribe to WWE Network under licensed partner agreements, which have different economic terms for WWE Network.

	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$332.5	38%	$190.8	26%
Depreciation and amortization	15.1	2%	12.6	2%
Stock-based compensation	20.2	2%	20.7	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$367.8	42%	$224.1	30%

Media revenues increased by $125.1 million, or 17%, in 2020 as compared to 2019. Our core content rights fees increased by $189.7 million, or 54%, driven primarily by the October 2019 renewal of our key domestic distribution agreements of our flagship programs, Raw and SmackDown. This increase was partially offset by a decline in Other revenues of $58.6 million, or 43%, driven by the absence of a second large-scale international event due to COVID-19, coupled with $10.3 million related to the timing of our reality-based programming. Media revenues also reflected lower sales of advertising and sponsorships of $7.1 million, or 10%, primarily driven by fewer television sponsorships and talent appearances as a result of COVID-19.

Media Adjusted OIBDA as a percentage of revenues increased in 2020 as compared to 2019. This increase was driven by increased revenues of $189.7 million, primarily due to the renewals of our key domestic distribution agreements, partially offset by decreased revenues driven by the absence of a second large-scale international event. Additionally, Media Adjusted OIBDA includes $13.9 million of lower content creation costs, primarily due to the absence of a second large-scale international event, and $5.8 million of lower costs associated with the delivery of content to WWE Network, partially offset by and an increase of $7.5 million in management incentive compensation costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

			Increase
	2020	2019	(decrease)
Net Revenues
North American ticket sales	$15.2	$93.8	(84)%
International ticket sales	0.2	19.0	(99)%
Advertising and sponsorship	0.4	2.1	(81)%
Other (1)	4.1	10.7	(62)%
Total net revenues	$19.9	$125.6	(84)%

Operating Metrics (2)
Total live event attendance	259,000	1,548,500	(83)%
Number of North American events	41	260	(84)%
Average North American attendance	6,320	5,090	24%
Average North American ticket price (dollars)	$53.46	$64.21	(17)%
Number of international events	1	50	(98)%
Average international attendance	—	4,520	(100)%
Average international ticket price (dollars)	$—	$81.18	(100)%

(1)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(2)Metrics exclude the events for our domestic and United Kingdom NXT brands. These are our developmental brands that typically conduct their events in smaller venues with lower ticket prices. We conducted 44 ticketed NXT events with paid attendance of 40,900 and average ticket prices of $37.36 in 2020 as compared to 203 events with paid attendance of 156,500 and average ticket prices of $41.51 in 2019.

	2020		2019
Reconciliation of Operating (Loss) Income to Adjusted OIBDA		% of Rev		% of Rev
Operating (loss) income	$(19.1)	(96)%	$7.7	6%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.5	8%	1.7	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(17.6)	(88)%	$9.4	7%

Live events revenues, which include revenues from ticket sales and travel packages, decreased by $105.7 million, or 84%, in 2020 as compared to 2019. Revenues from our North American and international ticket sales decreased by $97.4 million, or 86%, due to the impact of 268 fewer events in the current year, largely driven by the cancellation of ticketed events as a result of COVID-19. Other revenues declined by $6.6 million, or 62%, primarily driven by the absence of sales from travel packages due to the aforementioned cancellation of events.

Live Events Adjusted OIBDA as a percentage of revenues decreased in 2020 as compared to 2019. This decrease was primarily driven by the impact of fewer events as a result of COVID-19.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

			Increase
	2020	2019	(decrease)
Net Revenues
Consumer product licensing	$41.7	$43.2	(3)%
eCommerce	41.2	29.9	38%
Venue merchandise	3.2	18.6	(83)%
Total net revenues	$86.1	$91.7	(6)%

Operating Metrics
Average eCommerce revenue per order (dollars)	$56.72	$47.36	20%
Number of eCommerce orders	722,300	619,700	17%
Venue merchandise domestic per capita spending (dollars)	$10.41	$10.00	4%

	2020		2019
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$24.8	29%	$26.4	29%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	1.8	2%	2.1	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$26.6	31%	$28.5	31%

Consumer Products revenues decreased by $5.6 million, or 6%, in 2020 as compared to 2019. Venue merchandise revenues decreased by $15.4 million, or 83%, primarily driven by the cancellation of ticketed events in the current year due to public health concerns as a result of COVID-19. This decline was partially offset by increased eCommerce revenues of $11.3 million, or 38%, primarily due to a 17% increase in the volume of online merchandise orders, coupled with a 20% increase in average revenue per order, which was driven, in part, by the release of new replica title belts and changes in consumer spending habits as a result of COVID-19.

Consumer Products Adjusted OIBDA as a percentage of revenues remained flat in 2020 as compared to 2019.

Corporate

Unallocated corporate general and administrative expenses largely relate to corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. The Company does not allocate these general and administrative expenses to its business segments.

	2020		2019
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(129.6)	(13)%	$(108.4)	(11)%
Depreciation and amortization	27.5	3%	21.5	2%
Stock-based compensation	4.5	0%	4.9	1%
Other adjustments (1)	7.0	1%	—	—%
Adjusted OIBDA	$(90.6)	(9)%	$(82.0)	(9)%

(1)Other adjustments in 2020 include severance expenses associated with a reduction in our workforce as a result of COVID-19. Our policy is to record Company-wide severance expenses as unallocated corporate general and administrative expenses.

Corporate Adjusted OIBDA as a percentage of total revenues remained flat in 2020 as compared to 2019. The decrease in Corporate Adjusted OIBDA of $8.6 million, or 10%, was primarily driven by $3.7 million of higher legal expenses resulting from ongoing litigation, coupled with $2.2 million of staff related expenses primarily associated with increased medical benefit costs.

Depreciation and Amortization

(dollars in millions)

			Increase
	2020	2019	(decrease)
Depreciation and amortization	$42.6	$34.1	25%

Depreciation and amortization expense increased by $8.5 million, or 25%, in 2020 as compared to 2019. This increase was primarily driven by additional expenses of $5.9 million associated with the Company’s workplace strategy plan, which includes the amortization related to the right-of-use asset for the Company’s new global headquarters lease. The remaining increase is attributable to the impact of other prior year capital expenditures.

Interest Expense

(dollars in millions)

			Increase
	2020	2019	(decrease)
Interest expense	$35.6	$26.1	36%

Interest expense increased by $9.5 million in 2020 as compared to 2019, primarily driven by expense of $8.9 million associated with the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease. The current year also includes $2.6 million associated with the amount outstanding under the Company’s Revolving Credit Facility. The prior year included additional nonrecurring interest expense of $1.4 million related to our Convertible Notes. The remaining portion of interest expense relates primarily to interest and amortization associated with our Convertible Notes, the Revolving Credit Facility, other finance leases, mortgage and aircraft financing.

Other (Expense) Income, Net

(dollars in millions)

			Increase
	2020	2019	(decrease)
Other (expense) income, net	$(1.9)	$4.3	(144)%

Other (expense) income, net, which is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income, decreased by $6.2 million in 2020 as compared to 2019. This decrease is primarily driven by a $2.9 million reduction in interest income, coupled with an incremental net loss of $2.4 million associated with impairment charges and valuation adjustments related to our equity investments.

Income Taxes

(dollars in millions)

			Increase
	2020	2019	(decrease)
Provision for income taxes	$39.3	$17.6	123%
Effective tax rate	23%	19%

The increase in the effective tax rate in 2020 as compared to 2019 was primarily driven by a reduction in excess tax benefits relating to share-based compensation. The current year includes $0.4 million of excess tax expenses related to the Company’s share-based compensation awards at vesting, as compared to $9.4 million of excess tax benefits in the prior year. The tax expense and benefit are driven by the change in the Company’s stock price between when the Company granted the awards and the subsequent vesting dates.

Discrete tax items, including the aforementioned excess tax expenses and benefits, resulted in a net tax benefit of $0.4 million in the current year as compared to $7.9 million in the prior year. Excluding these items, our effective tax rate was 23% in the current year as compared to 27% in the prior year, which was driven by an increase in foreign derived investment income deductions.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $593.4 million and $250.5 million as of December 31, 2020 and 2019, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, and government agency bonds. Our debt balance totaled $316.8 million and $214.4 million as of December 31, 2020 and 2019, respectively, and includes the carrying value of $194.7 and $188.7 million related to our convertible senior notes due 2023 as of December 31, 2020 and 2019, respectively.

The COVID-19 pandemic has negatively impacted the global economy, disrupted business operations and created significant volatility and disruption to financial markets. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. The extent and duration of the pandemic could continue to disrupt global markets and may affect our ability to generate cash from operations. Additionally, please refer to Part I, Item 1A, Risk Factors, which provides a discussion of risk factors related to COVID-19.

In order to preserve sufficient liquidity during these uncertain times, the Company delayed construction on its new headquarters office space during 2020. The Company did not make any repurchases of common stock under our approved $500.0 million share repurchase program, which was suspended throughout 2020, largely as a result of COVID-19. We may resume repurchases under this program, with any such repurchases being executed opportunistically, subject to the Company’s business outlook and liquidity at such time as well as our determination that share repurchases compare favorably to other capital allocation alternatives. To further strengthen the Company’s liquidity, as a precautionary measure, in April 2020, the Company borrowed $200.0 million under its Revolving Credit Facility. In December 2020, the Company repaid $100.0 million of the borrowings, and in January 2021, the Company repaid the remaining $100.0 million. We believe that our existing cash and cash equivalents and short-term investment balances, along with cash generated from operations and available liquidity under our Revolving Credit Facility, will be sufficient to meet our ongoing operating requirements for at least the next twelve months, inclusive of dividend payments, debt service, content production activities and planned capital expenditures.

We recently announced a multi-year agreement with Peacock TV LLC, an affiliate of NBC Universal (“NBCU”) which operates the Peacock paid streaming service (“Peacock)”. This agreement grants, among other things, the exclusive domestic streaming and video-on-demand rights to WWE Network content via Peacock, as well as certain WWE Network subscriber data. Beginning on March 18, 2021, the content licensed via Peacock will include WWE’s pay-per-view content, second runs of our in-ring television programming, original and archival content, as well as new WWE Network content.

As it relates to our Convertible Notes (defined below), which pursuant to the terms are currently convertible, we believe that if note holders elected to convert their notes within the next twelve months, the Company has sufficient means to settle the Convertible Notes using any combination of existing cash and cash equivalents and investment balances, borrowings under our Revolving Credit Facility, cash generated from operations or through the issuance of shares.

Debt Summary and Borrowing Capacity

The Company has $215.0 million aggregate principal amount of 3.375% convertible senior notes (the "Convertible Notes") due December 15, 2023. See Note 11, Convertible Debt, and Note 3, Earnings Per Share, in the Notes to Consolidated Financial Statements for further information on the Convertible Notes, including the dilutive nature of the Convertible Notes.

In May 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the "Revolving Credit Facility"). The Revolving Credit Facility has a maturity date of May 24, 2024. In April 2020, to further strengthen liquidity due to the uncertainty caused by the COVID-19 pandemic, the Company borrowed $200.0 million under its Revolving Credit Facility. In December 2020, the Company repaid $100.0 million of the borrowings, and in January 2021, the Company repaid the remaining $100.0 million. As of December 31, 2020, the Company was in compliance with the provisions of our Revolving Credit Facility, there was $100.0 million outstanding, and the Company had available capacity under the terms of the facility of $100.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of December 31, 2020 and 2019, the amounts outstanding of the mortgage were $22.1 million and $22.5 million, respectively.

In 2013, the Company entered into a $31.6 million promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Aircraft Note matured on August 7, 2020 and was fully repaid. As of December 31, 2020, there were no amounts outstanding under the Aircraft Note. As of December 31, 2019, the amount outstanding under the Aircraft Note was $3.2 million.

Cash Flows from Operating Activities

Cash generated from operating activities was $319.9 million for the year ended December 31, 2020, as compared to $121.7 million for the year ended December 31, 2019. The $198.2 million increase in the current year was driven by the timing of collections associated with our large-scale international events, coupled with improved operating performance, including the renewal of our key domestic distribution agreements of our flagship programs, RAW and SmackDown, and the reduction in the payout of management incentive compensation.

During 2020, the Company spent $25.6 million on content production activities, including Total Bellas, Miz & Mrs., The Quest for Lost WWE Treasures, and various programs for WWE Network, as compared to $34.3 million in 2019. We anticipate spending approximately $20 million to $30 million on content production during the year ending December 31, 2021. In 2020, we received content production incentives of $9.5 million, as compared to $14.7 million in 2019. During the year ending December 31, 2021, we anticipate receiving $15 million to $20 million in content production incentives.

Our accounts receivable relate principally to a limited number of distributors and licensees. At December 31, 2020, there were no customers that individually exceeded 10% of our gross accounts receivable balance. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash provided by investing activities was $11.9 million for the year ended December 31, 2020, as compared to cash used of $35.8 million for the year ended December 31, 2019. During the current year, we received proceeds from the maturities and sales of our short-term investments of $182.3 million and purchased $153.9 million of short-term investments, as compared to purchases of $124.3 million and proceeds of $157.5 million in the prior year. Additionally, we sold certain marketable equity investments during 2020 and collected net proceeds of $11.7 million. Capital expenditures in 2020 decreased by $41.5 million as compared to 2019. The prior year included additional spending to support the Company’s workplace and technology related strategic initiatives. Due to the uncertainty created from the COVID-19 pandemic, we temporarily delayed construction activity on the Company’s new global headquarters space in Stamford, Connecticut. Capital expenditures for the year ending December 31, 2021 are estimated to range between $65 million and $85 million, with a large portion of this spend associated with the resumed buildout of the Company’s new global headquarters.

Cash Flow from Financing Activities

Cash provided by financing activities was $39.9 million for the year ended December 31, 2020, as compared to cash used of $162.9 million for the year ended December 31, 2019. The Company received proceeds of $200.0 million from borrowings under the Revolving Credit Facility and repaid $100.0 million of those borrowings during the current year. The Company made dividend payments of $37.2 million and $37.4 million during the years ended December 31, 2020 and 2019, respectively. Additionally, the Company made employee payroll withholding tax payments of $11.1 million and $30.2 million during 2020 and 2019, respectively, related to net settlement upon vesting of employee equity awards. During 2019, the Company paid $83.4 million for stock repurchases under its approved stock repurchase program.

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

•Finance lease for the Company’s new headquarters building with an accounting lease term of 30 years in addition to finance leases of certain equipment utilized in our television production operations with contractual terms generally five years or less (see Note 8, Leases, in the Notes to Consolidated Financial Statements for further information).

•Service contracts with certain vendors and independent contractors, including our talent, with terms ranging from one to twenty years.

•Service agreement obligations related to WWE Network (excluding future performance-based payments which are variable in nature).

Our aggregate minimum payment obligations under these contracts as of December 31, 2020 are as follows (dollars in millions):

						After
	2021	2022	2023	2024	2025	2025	Total
Long-term debt	$1.4	$1.4	$1.4	$1.4	$20.8	$—	$26.4
Convertible debt (1)	7.3	7.2	222.0	—	—	—	236.5
Operating leases (2)	5.0	3.8	2.2	1.8	1.3	1.5	15.6
Finance leases (2) (3)	28.2	28.9	28.4	26.3	23.1	621.0	755.9
Service contracts and talent commitments	28.4	21.7	10.3	9.4	8.0	7.0	84.8
Total commitments	$70.3	$63.0	$264.3	$38.9	$53.2	$629.5	$1,119.2

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

(3)Finance lease payments include $398.5 million related to options to extend our global headquarters lease that are reasonably certain of being exercised.

Our Consolidated Balance Sheet at December 31, 2020 includes $0.1 million in liabilities associated with uncertain tax positions (including interest and penalties), which are not included in the table above. The Company does not expect to pay any significant settlements related to these uncertain tax positions in 2021.

Seasonality

Our operating results are not materially affected by seasonal factors; however, we may produce several large-scale premier events throughout the year, including WrestleMania, which result in increased revenues and expenses during the periods in which these events occur. WrestleMania typically occurs late in our first quarter or early second quarter, while certain other large-scale premier events may not have set recurring dates. Revenues from our licensing and direct sale of consumer products, including our internet sites, varies from period to period depending on the volume and extent of licensing agreements and marketing and promotion programs entered into during any particular period of time, as well as the commercial success of the media exposure of our characters and brand. The timing of these events, as well as the continued introduction of new product offerings and revenue generating outlets, can and will cause fluctuations in quarterly revenues and earnings.

Inflation

During 2020, 2019 and 2018, inflation did not have a material effect on our business.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

Revenue Recognition with Multiple Performance Obligations

Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. In contracts that have multiple performance obligations which may include the production of live events, content licenses, and advertising and sponsorship rights, we allocate the transaction price to each identified performance obligation based upon their relative standalone selling price. The standalone selling prices are determined using observable standalone selling prices when available as well as estimates of standalone selling prices using adjusted market assessment and expected cost plus margin approaches to estimate the price for individual components. Judgment is required to determine the standalone selling prices and estimate the portion of the transaction price allocated to each performance obligation.

Content Production Assets, Net

The Company is primarily a content producer with content production assets consisting of feature films, non-live event episodic television series, and original programming content for WWE Network. Feature film titles are predominantly monetized on their own through exploitation and exhibition through individual film distribution arrangements or by sale to a third party. The non-live event episodic television series are predominantly monetized on their own through individual television distribution arrangements. The original WWE Network programming content are predominantly monetized as a film group through the collection of monthly subscription fees from WWE Network.

Amounts capitalized for content production assets typically include development costs, production costs, production overhead, and employee salaries and are net of any film production incentives associated with our feature films. Content production assets related to our feature films are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Content production assets related to non-live event episodic television series are expensed upon delivery of the completed programming content to the individual television distributors. Our programming content distributed on WWE Network is expensed based upon viewership consumption patterns.

Unamortized content production costs are evaluated for impairment whenever events or changes in circumstances indicate that the fair value of a film predominantly monetized on its own or a film group may be less than its unamortized costs. As it relates to our unamortized feature film production assets, if estimates for a feature film’s ultimate revenues and/or costs are revised and indicate a significant decline in a film’s profitability or if events or circumstances change that indicate that we should assess whether the fair value of a film is less than its unamortized film costs, we calculate the film's estimated fair value using a discounted cash flows model. If fair value is less than the unamortized cost, the film is written down to fair value. Our estimate of ultimate revenues for feature films includes revenues from all sources for ten years from the date of a film’s initial release. We estimate the ultimate revenues based on industry and Company specific trends, the historical performance of similar films, the star power of the lead actors, and the genre of the film. Prior to the release of a feature film and throughout its life, we revise our estimates of revenues based on expected future results, actual results and other known factors affecting the various distribution markets. As it relates to our unamortized non-live event episodic television series content assets, if conditions indicate a potential impairment, and the estimated future cash flows using a discounted cash flow model are not sufficient to recover the unamortized asset, the asset is written down to fair value. As it relates to our unamortized original WWE Network programming content assets, which are predominantly monetized as film group, we review in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. In addition, if we determine that a program will not likely air, we expense the remaining unamortized asset.

As of December 31, 2020 and 2019, we had $15.4 million and $20.0 million, respectively, in capitalized content production costs. During the years ended December 31, 2020, 2019 and 2018, we recorded aggregate impairment charges of $3.2 million, $1.3 million, and $4.9 million, respectively, related to our content production assets. No assurance can be given that additional unfavorable changes impacting the monetization of our content portfolio will not occur, which, in turn, may result in additional impairment charges that might materially affect our results of operations and financial condition.

Allowance for Doubtful Accounts

Our accounts receivable relate principally to a limited number of distributors and licensees that produce consumer products containing our intellectual property. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our key distributors, increasing our exposure to bad debts which could negatively impact our results of operations and financial condition. We estimate the collectibility of our receivables and establish allowances for the amount of account receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding, the financial condition of individual customers and current economic conditions that may affect a customer’s ability to pay. Changes in the financial condition of a single major customer, either adverse or positive, could impact the amount and timing of any additional allowances or reductions that may be required. At December 31, 2020, there were no customers that individually exceeded 10% of our gross accounts receivable balance. At December 31, 2019, our largest receivable balance from customers was 49% of our gross accounts receivable. As of December 31, 2020 and 2019, our allowance for doubtful accounts was $4.1 million and $0.8 million, respectively.

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

As of December 31, 2020 and 2019, our deferred tax assets (net of valuation reserve) were $10.1 million and $7.2 million, respectively. The increase in our net deferred tax asset balance in 2020 was primarily driven by license royalty recognition, partially offset by 100% bonus depreciation. We believe that it is more likely than not that we will have sufficient taxable income in the future to realize these deferred tax assets and as such have not recorded a valuation allowance to reduce the net carrying value. If we determine it is more likely than not that we will not have sufficient taxable income to realize these assets, we may need to record a valuation allowance in the future.

We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position, as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we record as a liability. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. At December 31, 2020, our unrecognized tax benefits including interest and penalties totaled $0.1 million.

Recent Accounting Pronouncements

The information set forth under Note 2 to the Consolidated Financial Statements under the caption “Summary of Significant Accounting Policies – Recent Accounting Pronouncements, is incorporated herein by reference.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to the ongoing coronavirus (COVID-19) pandemic may continue to negatively affect world economies as well as our industry, business and results of operations; (ii) risks relating to entering, maintaining and renewing major distribution agreements; (iii) risks relating to a rapidly evolving media landscape; (iv) risks relating to WWE Network; (v) our need to continue to develop creative and entertaining programs and events; (vi) our need to retain or continue to recruit key performers; (vii) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (viii) the possible unexpected loss of the services of Vincent K. McMahon; (ix) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (x) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (xi) uncertainties associated with international markets including possible disruptions and reputational risks; (xii) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xiii) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xiv) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xv) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims alleging traumatic brain injury; (xvi) exposure to risks relating to large public events as well as travel to and from such events; (xvii) risks inherent in our feature film business; (xviii) a variety of risks as we expand into new or complementary businesses and/or make strategic investments and/or acquisitions; (xix) risks related to our computer systems and online operations; (xx) risks relating to privacy norms and regulations; (xxi) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xxii) risks relating to our accounts receivable; (xxiii) risks relating to our indebtedness including our convertible notes; (xxiv) potential substantial liabilities if litigation is resolved unfavorably; (xxv) our potential failure to meet market expectations for our financial performance; (xxvi) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxvii) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxviii) risks related to the volatility of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company's business, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections of this Form 10-K and our other SEC filings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our foreign currency exchange rate risk is minimized by maintaining minimal net assets and liabilities in currencies other than our functional currency.

Short-Term Investments

Our short-term investment portfolio consists of U.S. Treasury securities, corporate and municipal bonds, and government agency bonds. We are exposed to market risk related to our investment portfolio primarily as a result of credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed or floating rate security and the potential loss attributable to that downgrade. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a diversified portfolio of fixed or floating rate securities, with a weighted average credit rating of approximately “AA”.

Interest rate risk is defined as the potential for economic losses on fixed or floating rate securities due to a change in market interest rates. Our investments in corporate and municipal bonds have exposure to changes in the level of market interest rates. Interest rate risk is mitigated by managing our investment portfolio’s dollar weighted duration. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. We have evaluated the impact of an immediate 100 basis point change in interest rates on our investment portfolio. A 100 basis-point increase in interest rates would result in an approximate $0.2 million decrease in fair value, whereas a 100 basis-point decrease in interest rates would result in an approximate $0.2 million increase in fair value.

Convertible Senior Notes

We have $215.0 million principal amount of 3.375% convertible senior notes due December 15, 2023. We carry this instrument at face value less unamortized discount and unamortized debt issuance costs on our Consolidated Balance Sheet. Since this instrument bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of this instrument fluctuates when interest rates change, and when the market price of our stock fluctuates. The fair value of the convertible senior notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Conversion of our Convertible Notes and the exercise of related Warrants may cause economic dilution to our stockholders and dilution to our earnings per share.

Item 8. Financial Statements and Supplementary Data

The information required by this item is set forth in the Consolidated Financial Statements filed with this report and are herein incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of World Wrestling Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 4, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 4, 2021

Item 9B. Other Information

None.

PART III

The information required by Part III (Items 10-14) is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

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

4.2	Form of 3.375% Convertible Senior Note due 2023 (included in Exhibit 4.1).
4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
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

10.29A	Lease Amendment Agreement, dated November 25, 2020, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (filed herewith).
10.30*

Temporary Employment Agreement with Frank A. Riddick III, effective as of January 16, 2020 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.31*

Separation Agreement with George A. Barrios, effective as of February 20, 2020 (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.32*

Separation Agreement with Michelle D. Wilson, effective as of February 20, 2020 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.33*	Offer Letter, dated June 22, 2020, between World Wrestling Entertainment, Inc. and Kristina Salen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed July 7, 2020).
10.34*

Employment Agreement between World Wrestling Entertainment, Inc. and Nick Khan, effective as of August 3, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed August 6, 2020).

10.35*

Form of Performance Stock Sign-On Award and Non-Competition Agreement with Nick Khan under the Company’s 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.36*

Offer Letter, dated November 19, 2020, between World Wrestling Entertainment, Inc. and Karen Mullane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 20, 2020).

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

World Wrestling Entertainment, Inc.
(Registrant)
Dated: February 4, 2021	By:	/s/ VINCENT K. MCMAHON
Vincent K. McMahon
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title or Capacity	Date
/s/ VINCENT K. MCMAHON	Chairman of the Board of Directors and Chief Executive Officer	February 4, 2021
Vincent K. McMahon	(principal executive officer)

/s/ STEPHANIE MCMAHON	Director and Chief Brand Officer	February 4, 2021
Stephanie McMahon

/s/ PAUL LEVESQUE	Director and Executive Vice President,	February 4, 2021
Paul Levesque	Global Talent Strategy and Development

/s/ STUART U. GOLDFARB	Director	February 4, 2021
Stuart U. Goldfarb

/s/ ERIKA NARDINI	Director	February 4, 2021
Erika Nardini

/s/ LAUREEN ONG	Director	February 4, 2021
Laureen Ong

/s/ STEPHEN PAMON	Director	February 4, 2021
Stephen Pamon

/s/ ROBYN W. PETERSON	Director	February 4, 2021
Robyn W. Peterson

/s/ FRANK A. RIDDICK III	Director	February 4, 2021
Frank A. Riddick III

/s/ MAN JIT SINGH	Director	February 4, 2021
Man Jit Singh

/s/ JEFFREY R. SPEED	Director	February 4, 2021
Jeffrey R. Speed

/s/ ALAN M. WEXLER	Director	February 4, 2021
Alan M. Wexler

/s/ KRISTINA SALEN	Chief Financial Officer	February 4, 2021
Kristina Salen	(principal financial officer)

/s/ KAREN MULLANE	Controller	February 4, 2021
Karen Mullane	(principal accounting officer)

WORLD WRESTLING ENTERTAINMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Wrestling Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of World Wrestling Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Net Revenues — See Notes 2, 4 and 20 to the financial statements

Critical Audit Matter Description

The Company enters into arrangements with customers which include multiple distinct performance obligations, such as production of live events, content licensing and broadcasting rights, and advertising and sponsorship rights, sold for a single fixed transaction price. The Company allocates the transaction price to all performance obligations contained within an arrangement based upon their relative standalone selling price. Standalone selling prices based on observable and estimated standalone selling prices, including adjusted market assessment and expected cost plus margin approaches, are used to determine pricing for individual components.

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

•We obtained and read a sample of contracts, including master agreements, amended agreements, and other source documents that were part of the contract.

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

February 4, 2021

We have served as the Company’s auditor since 1999.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2020	2019	2018
Net revenues	$974,207	$960,442	$930,160
Operating expenses	549,480	638,199	609,182
Marketing and selling expenses	71,385	84,713	95,985
General and administrative expenses	102,182	86,893	85,446
Depreciation and amortization	42,616	34,127	25,069
Operating income	208,544	116,510	114,478
Interest expense	35,601	26,121	15,405
Other (expense) income, net	(1,834)	4,289	6,964
Income before income taxes	171,109	94,678	106,037
Provision for income taxes	39,338	17,617	6,449
Net income	$131,771	$77,061	$99,588
Earnings per share: basic	$1.70	$0.99	$1.28
Earnings per share: diluted	$1.56	$0.85	$1.12
Weighted average common shares outstanding:
Basic	77,564	78,157	77,536
Diluted	84,219	90,231	88,619
Dividends declared per common share (Class A and B)	$0.48	$0.48	$0.48

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the years ended December 31,
	2020	2019	2018
Net income	$131,771	$77,061	$99,588
Other comprehensive income (loss):
Foreign currency translation adjustments	107	63	(339)
Unrealized holding (losses) gains on available-for-sale debt securities (net of tax expense (benefit) of $4, $410 and $(167), respectively)	14	1,299	(530)
Total other comprehensive income (loss)	121	1,362	(869)
Comprehensive income	$131,892	$78,423	$98,719

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$462,102	$90,447
Short-term investments, net	131,295	160,034
Accounts receivable (net of allowance for doubtful accounts and returns of $4,050 and $818, respectively)	52,007	124,771
Inventory	8,386	8,252
Prepaid expenses and other current assets	73,062	20,806
Total current assets	726,852	404,310
Property and equipment, net	161,545	174,752
Finance lease right-of-use assets, net	310,844	289,932
Operating lease right-of-use assets, net	13,476	20,811
Content production assets, net	15,425	20,045
Investment securities	11,148	28,106
Deferred income tax assets, net	10,052	7,217
Other assets, net	47,980	47,060
Total assets	$1,297,322	$992,233
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$100,412	$3,613
Finance lease liabilities	9,587	7,945
Operating lease liabilities	3,963	6,586
Convertible debt	194,683	188,667
Accounts payable and accrued expenses	124,742	80,592
Deferred income	62,887	56,941
Total current liabilities	496,274	344,344
Long-term debt	21,700	22,098
Finance lease liabilities	379,894	335,465
Operating lease liabilities	9,723	14,571
Other non-current liabilities	937	429
Total liabilities	908,528	716,907
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 46,694,963 and 46,181,320 shares issued and outstanding as of December 31, 2020 and 2019, respectively)	467	462
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 31,099,011 shares issued and outstanding as of December 31, 2020 and 2019, respectively)	311	311
Additional paid-in capital	424,758	405,353
Accumulated other comprehensive income	2,985	2,864
Accumulated deficit	(39,727)	(133,664)
Total stockholders’ equity	388,794	275,326
Total liabilities and stockholders' equity	$1,297,322	$992,233

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2017	42,498	$425	34,609	$346	$422,208	$2,371	$(172,391)	$252,959
Cumulative effect of adopting ASC 606	—	—	—	—	—	—	10,086	10,086
Net income	—	—	—	—	—	—	99,588	99,588
Other comprehensive loss	—	—	—	—	—	(869)	—	(869)
Stock issuances, net	917	9	—	—	1,939	—	—	1,948
Conversion of Class B common stock by shareholder (See Note 18)	306	3	(306)	(3)	—	—	—	—
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(50,798)	—	—	(50,798)
Cash dividends declared	—	—	—	—	1,366	—	(38,609)	(37,243)
Stock-based compensation	—	—	—	—	39,304	—	—	39,304
Other	—	—	—	—	1,262	—	—	1,262
Balance, December 31, 2018	43,721	$437	34,303	$343	$415,281	$1,502	$(101,326)	$316,237
Net income	—	—	—	—	—	—	77,061	77,061
Other comprehensive income	—	—	—	—	—	1,362	—	1,362
Repurchases and retirements of common stock	(1,398)	(14)	—	—	(12,436)	—	(70,991)	(83,441)
Stock issuances, net	654	7	—	—	2,318	—	—	2,325
Conversion of Class B common stock by shareholder (See Note 18)	3,204	32	(3,204)	(32)	—	—	—	—
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(30,183)	—	—	(30,183)
Cash dividends declared	—	—	—	—	977	—	(38,408)	(37,431)
Stock-based compensation	—	—	—	—	29,396	—	—	29,396
Balance, December 31, 2019	46,181	$462	31,099	$311	$405,353	$2,864	$(133,664)	$275,326
Net income	—	—	—	—	—	—	131,771	131,771
Other comprehensive income	—	—	—	—	—	121	—	121
Stock issuances and other, net	514	5	—	—	2,625	—	—	2,630
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(11,082)	—	—	(11,082)
Cash dividends declared	—	—	—	—	585	—	(37,834)	(37,249)
Stock-based compensation	—	—	—	—	27,277	—	—	27,277
Balance, December 31, 2020	46,695	$467	31,099	$311	$424,758	$2,985	$(39,727)	$388,794

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$131,771	$77,061	$99,588
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	26,309	35,708	38,390
Depreciation and amortization	48,533	39,552	31,767
Other amortization	17,998	13,905	6,142
Loss (gain) on equity investments, net	5,720	3,309	(882)
Stock-based compensation	27,989	29,396	39,304
(Benefit from) provision for deferred income taxes	(3,015)	9,921	(1,058)
Other non-cash adjustments	22,398	8,189	(743)
Cash (used in) provided by changes in operating assets and liabilities:
Accounts receivable	70,037	(41,486)	(3,527)
Inventory	(1,287)	(499)	579
Prepaid expenses and other assets	(12,171)	2,642	(7,973)
Content production assets	(25,645)	(34,349)	(31,682)
Accounts payable, accrued expenses and other liabilities	5,088	(31,954)	26,750
Deferred income	6,149	10,297	(9,936)
Net cash provided by operating activities	319,874	121,692	186,719
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(27,662)	(69,086)	(32,275)
Purchases of short-term investments	(153,904)	(124,282)	(94,910)
Proceeds from sales and maturities of short-term investments	182,316	157,487	61,428
Purchase of investment securities	(589)	(1,366)	(1,330)
Proceeds from sale of investment securities	11,715	—	—
Other	—	1,438	1,000
Net cash provided by (used in) investing activities	11,876	(35,809)	(66,087)
FINANCING ACTIVITIES:
Repayment of debt	(103,599)	(5,103)	(4,782)
Repayment of finance leases	(10,795)	(8,352)	—
Dividends paid	(37,249)	(37,431)	(37,243)
Debt issuance costs	—	(708)	—
Proceeds from borrowings under the credit facility	200,000	—	—
Taxes paid related to net settlement upon vesting of equity awards	(11,082)	(30,183)	(50,798)
Proceeds from issuance of stock and other	2,630	2,325	1,948
Repurchase and retirement of common stock	—	(83,441)	—
Net cash provided by (used in) financing activities	39,905	(162,893)	(90,875)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	371,655	(77,010)	29,757
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,447	167,457	137,700
CASH AND CASH EQUIVALENTS, END OF PERIOD	$462,102	$90,447	$167,457
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$45,586	$7,386	$10,107
Cash paid for interest	$12,262	$10,706	$8,899
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 10)	$4,365	$4,997	$13,464

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

Short-term Investments, Net — Our short-term investments consist of U.S. Treasury securities, corporate and municipal bonds, and government agency bonds. We classify and account for these securities as available-for-sale debt securities and carry these securities at fair value. We report the unrealized gains and losses, net of tax, as other comprehensive income (loss) in stockholders’ equity, with the exception, if applicable, of unrealized losses due to loss of credit worthiness or unrealized gains due to recovery of credit worthiness, which are recorded to other income, net on the Consolidated Statements of Operations. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Accounts Receivable, Net — Accounts receivable relate principally to amounts due to us from distributors of our content, as well as from licensees that produce consumer products containing our intellectual property and/or trademarks. We estimate the collectability of our receivables and establish allowances for the amount of accounts receivable that we estimate to be uncollectible. We base these allowances on our historical collection experience, the length of time our accounts receivable are outstanding, the financial condition of individual customers and current economic conditions that may affect a customer’s ability to pay. An individual balance is charged to the allowance when all collection efforts have been exhausted and it is deemed likely to be uncollectible, taking into consideration the financial condition of the customer and other factors.

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

Content Production Assets, Net — The Company is primarily a content producer with content production assets consisting of feature films, non-live event episodic television series, and original programming content for WWE Network. Feature film titles are predominantly monetized on their own through exploitation and exhibition through individual film distribution arrangements or by sale to a third party. The non-live event episodic television series are predominantly monetized on their own through individual television distribution arrangements. The original WWE Network programming content are predominantly monetized as a film group through the collection of monthly subscription fees from WWE Network.

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

Investment Securities — Equity investments that are marketable and have a readily determinable fair value are carried at fair value with changes in the fair value recorded through income and reflected in Other income, net on the Consolidated Statements of Operations. For nonmarketable equity securities (those without a readily determinable fair value), the Company elected to apply the practicality exception to apply fair value measurement, under which such securities will be measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in Other income, net on the Consolidated Statements of Operations.

For equity investments where the Company does not control the investee, and where it is not the primary beneficiary of a variable interest entity but can exert significant influence over the financial and operating policies of the investee, the Company applies the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as investment income or loss within Other income, net on the Consolidated Statements of Operations, and is also included, net of cash dividends received, in Equity in earnings of affiliate, net of dividends received, on the Consolidated Statements of Cash Flows. Dividend distributions received from the investee reduces the Company’s carrying value of the investee and the cost basis if deemed a return of capital.

Nonmarketable equity securities and equity method investments are also subject to periodic impairment evaluations, and when factors indicate that a significant decrease in value has occurred. Factors considered in making such assessments may include near-term prospects of the investees, subsequent rounds of financing activities of the investees, and the investees’ capital structure as well as other economic variables, which reflect assumptions market participants may use in pricing these assets. If an equity method investment is

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

deemed to have experienced an other-than-temporary decline below its carrying amount, we reduce the carrying amount of the equity method investment to its quoted or estimated fair value, as applicable, and establish a new carrying amount for the investment. For nonmarketable equity securities that are accounted for under the measurement alternative to fair value, the Company applies the impairment model that does not require the Company to consider whether the impairment is other-than-temporary. We record these impairment charges on our equity investments in Other income, net on the Consolidated Statements of Operations.

Income Taxes — Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Amounts are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carry forwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. Conversely, if we determine we might not be able to realize our deferred tax assets, we would record a valuation allowance which would result in a charge to the provision for income taxes.

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

Revenue Recognition — Revenues are generally recognized when control of the promised goods or services is transferred to our customers, either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. In contracts that have multiple performance obligations which may include the production of live events, content broadcast rights, and advertising and sponsorship rights, we allocate the transaction price to each identified performance obligation based upon their relative standalone selling price. The standalone selling prices are determined using observable standalone selling prices when available as well as estimates of standalone selling prices using adjusted market assessment and expected cost plus margin approaches to estimate the price for individual components. Our revenues do not include material estimated amounts of variable consideration. The variable consideration contained in our contracts relates primarily to sales or usage-based royalties earned on consumer product licensing contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. As it relates to our Consumer Products segment, the Company accounts for shipping and handling activities as fulfillment activities.

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

•Content rights fees:

Rights fees received from distributors of our programming, both domestically and internationally, are recorded when the program (functional intellectual property) has been delivered and control has been transferred to the distributor and the license period has begun. Any advance payments received from the distributors are deferred upon collection and recognized into revenue as content is delivered. Our content rights distribution agreements are generally between one year and five years in length and frequently provide for contractual increases over their terms.

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

•Consumer product licensing royalties:

Licensing revenues consist principally of royalties or license fees related to various WWE themed products, such as video games, toys and apparel, which are created using WWE brands and marks (symbolic intellectual property). Revenues from our licensed products are recognized in the period of the underlying product sales based on estimates from licensees and adjustments to the estimated amounts are recorded when final statements are received. The estimates are derived from the best available recent information from our licensees of underlying sales performance and represent the most likely amount of revenues expected. Any upfront license fees or minimum guarantees received from the licensee are deferred upon collection and recognized into revenue over the contract term as the amounts are earned.

•Direct-to-consumer venue merchandise sales:

Direct-to-consumer merchandise sales consist of sales of merchandise at our live events. Revenues are recognized at the point of sale, as control is transferred to the customer.

•Direct-to-consumer eCommerce sales:

Direct-to-consumer eCommerce revenues consist of sales of merchandise on our websites, including through our WWEShop Internet storefront, and on distribution platforms, including Amazon. Revenues are recognized at a point in time, as control is transferred to the customer upon shipment.

Operating Expenses — Operating expenses consist of our production costs associated with developing our content, costs associated with operating WWE Network, venue rental and related costs associated with the staging of our live events, compensation costs for our talent, and material and related costs associated with our consumer product merchandise sales. In addition, operating expenses include the operating costs associated with talent development, data analytics, data engineering, business strategy and real estate and facilities functions. Included within operating expenses are the following depreciation and amortization expenses:

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

•Amortization and impairment of television production assets:

Television production assets consist primarily of non-live event episodic television series we have produced for distribution through a variety of platforms, including on WWE Network. Costs to produce episodic programming for television or distribution on WWE Network are amortized in the proportion that revenues bear to management's estimates of the ultimate revenue expected to be recognized from exploitation, exhibition or sale. Unamortized television production assets are evaluated for impairment each reporting period. Program amortization for WWE Network is included in operating expenses as a component of amortization of television production assets. For episodic programming debuting and currently expected to air exclusively on WWE Network, the cost of the programming is expensed upon initial release, as the vast majority of viewership occurs in close proximity to the initial release.

•Depreciation and amortization of costs related to content delivery and technology assets utilized for WWE Network:

These costs are depreciated or amortized on a straight-line basis over the shorter of the expected useful life or the term of the respective assets.

•Amortization of right-of-use assets on finance leases of equipment:

The amortization expense associated with the right-of-use assets pertain predominantly to equipment utilized to produce and distribute our live event programming and are therefore included in operating expenses.

•Depreciation on equipment used directly in revenue generating activities:

We capitalize equipment consisting primarily of television set components and related equipment that is utilized as part of our programming content. These assets are depreciated over their respective estimated useful lives.

The following table presents the depreciation and amortization expense amounts included within Operating expenses for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Amortization and impairment of content production assets	$26,309	$35,708	$38,390
Depreciation and amortization of WWE Network content delivery and technology assets	5,632	5,317	6,696
Amortization of right-of-use assets - finance leases of equipment	11,070	8,020	—
Depreciation on equipment used directly to support operations	561	108	—
Total depreciation and amortization included in operating expenses	$43,572	$49,153	$45,086

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

General and Administrative Expenses – General and administrative expenses are unallocated and include costs associated with our corporate administrative functions, including finance, investor relations, community relations, corporate communications, information technology, legal, human resources and our Board of Directors. We record all Company-wide severance expenses as unallocated corporate general and administrative expenses.

Content Production Incentives — The Company has access to various governmental programs that are designed to promote content production within the United States and certain international jurisdictions. Tax credits earned with respect to expenditures on qualifying content production activities, including qualifying capital projects, are included as an offset to the related asset or as an offset to production expenses when we have reasonable assurance regarding the realizable amount of the tax credits.

Advertising Expense — Advertising costs are expensed as incurred, except for costs related to the development of a major commercial or media campaign, which are expensed in the period in which the commercial or campaign is first presented. For the years ended December 31, 2020, 2019 and 2018, we recorded advertising expenses of $13,539, $21,165 and $21,563, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Foreign Currency Translation — For the translation of the financial statements of our foreign subsidiaries whose functional currencies are non-U.S. Dollars, assets and liabilities are translated at the year-end exchange rate, and income statement accounts are translated at monthly average exchange rates for the year. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, and also in comprehensive income. Foreign currency transactions are recorded at the exchange rate prevailing at the transaction date, with any gains/losses recorded in other income/expense.

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

During the third quarter of 2020, the Compensation Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. The award vests in two tranches of 40%, and 60%, during the years 2022 and 2025, respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award tranche of $9,000 has performance conditions tied to results through September 2025. The Company began expensing the second award of $9,000 concurrent with the first award beginning on the service inception date in August 2020. The Company accounts for the first award as an equity award since the target shares are known at inception, while the second award is classified as a liability award until the number of shares is determined upon settlement of the award. The liability and the corresponding expense are adjusted at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. As of December 31, 2020, the liability portion of the award was $712, which is included in Other non-current liabilities on the Consolidated Balance Sheet.

In 2018, the Compensation Committee approved certain agreements to grant PSUs with a market condition (“PSU-TSRs”), where vesting is conditioned upon the total shareholder return performance of WWE stock relative to the total shareholder return performance of a peer group over specified performance periods. The fair value of these market-based awards is estimated on the date of grant using the Monte Carlo simulation valuation model. The compensation costs associated with these types of awards are recognized over the requisite service period using the graded vesting method.

We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur.

Earnings Per Share (EPS) — Basic EPS is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares which are calculated using the treasury-stock method. Under the treasury-stock method, potential common shares are excluded from the computation of EPS in periods in which they have an anti-dilutive effect.

Net income per share of Class A and Class B common stock is computed in accordance with a two-class method of earnings allocation. As such, any undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of cash dividends that each class is entitled to receive. During 2020, 2019 and 2018, the dividends declared and paid per share of Class A and Class B common stock were the same.

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

In March 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials”, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. In addition, the amendments require that an entity test films and license agreements for program material for impairment at a film group level when the film or license agreements are predominantly monetized with other films and license agreements. The Company evaluated its portfolio of content assets in order to determine the predominant monetization strategies which now dictates the appropriate impairment model to apply. In general, the Company’s content assets related to original programming content airing on WWE Network are predominantly monetized as a film group through monthly subscription fees collected from WWE Network subscribers, while the Company’s other content assets comprised largely of feature films and episodic television series which are licensed or sold to distributors are predominantly monetized individually through the underlying rights fees collected under the distribution arrangements. The Company previously provided separate captions within noncurrent assets on the face of the consolidated balance sheet for episodic television production assets and feature film production assets. With the adoption of the amendments, the Company now presents both episodic television and feature film production assets under one combined caption, Content production assets, net, within the noncurrent assets section of the consolidated balance sheet. To conform to the current period presentation, the Content productions assets, net balance of $20,045 as of December 31, 2019 is comprised of $15,873 of feature film production assets and $4,172 of television production assets. ASU 2019-02 is effective for fiscal years beginning after December 15, 2019. The Company adopted the amendments on January 1, 2020 with no material impact to our consolidated financial statements upon adoption. See Note 9, Content Production Assets, Net, for further details.

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

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted the amendments on January 1, 2020 with no material impact to our consolidated financial statements and applied the amendments prospectively to all implementation costs incurred after the date of adoption.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for fiscal years beginning after December 15, 2019. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company evaluated its financial instruments and determined that its trade accounts receivables are subject to the new current expected credit loss model and the Company’s available-for-sale debt securities are subject to the new modified credit impairment guidance. Based upon the application of the new current expected credit loss model on our opening balance of accounts receivable as of January 1, 2020, we determined that no material incremental credit loss reserve is needed and accordingly did not record a cumulative effect adjustment. As of the adoption date on January 1, 2020, the Company applied the new credit impairment guidance for available-for-sale debt securities on a prospective basis. See Note 5, Investment Securities and Short-Term Investments, for further information on our available-for-sale debt securities.

3. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$131,771	$77,061	$99,588

Weighted average basic common shares outstanding	77,564	78,157	77,536
Dilutive effect of restricted and performance stock units	492	1,361	1,877
Dilutive effect of convertible debt instruments	6,160	10,707	9,206
Dilutive effect of employee share purchase plan	3	6	—
Weighted average dilutive common shares outstanding	84,219	90,231	88,619

Earnings per share:
Basic	$1.70	$0.99	$1.28
Diluted	$1.56	$0.85	$1.12

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	3,762	5,756	5,098
Outstanding restricted and performance stock units	—	—	3

Effect of Convertible Notes and Related Convertible Note Hedge and Warrants

In connection with the issuance of the Convertible Notes, the Company entered into Convertible Note Hedge and Warrants transactions as described further in Note 11, Convertible Debt. The collective impact of the Convertible Note Hedge and Warrants effectively eliminates any economic dilution that may occur from the actual conversion of the Convertible Notes between the conversion price of $24.91 per share and the strike price of the Warrants of $31.89 per share.

For reporting periods with net income, the denominator of our diluted earnings per share calculation includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator also includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes had a $0.13, $0.12 and $0.13 impact on diluted earnings per share for the years ended

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

December 31, 2020, 2019 and 2018, respectively. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

4. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted the new revenue recognition standard pursuant to ASC Topic 606 to all contracts using the modified retrospective method. The most significant impact of adoption relates to the acceleration in the timing of revenue recognition of our consumer product licensing and film distribution revenues. Prior to the adoption of the new revenue standard in 2018, we recorded revenues from our consumer product licensing arrangements and film distribution arrangements on a lag upon the receipt of statements from the licensee and/or film distributor. Under the new revenue recognition standard, revenues are recorded based on best estimates available in the period of sales or usage. Financial statements presented for the reporting periods beginning after January 1, 2018 are presented under ASC Topic 606.

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

See Note 2, Summary of Significant Accounting Policies – Revenue Recognition for information on our revenue recognition accounting policies.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31,
	2020	2019	2018
Net revenues:
Media Segment:
Network (including pay-per-view)	$185,667	$184,553	$199,318
Core content rights fees (1)	538,334	348,593	269,793
Advertising and sponsorships	65,333	72,428	69,529
Other (2)	78,882	137,525	144,711
Total Media Segment net revenues	868,216	743,099	683,351
Live Events Segment:
North American ticket sales	15,206	93,812	105,386
International ticket sales	210	19,048	22,347
Advertising and sponsorships	354	2,072	2,124
Other (3)	4,151	10,653	14,346
Total Live Events Segment net revenues	19,921	125,585	144,203
Consumer Products Segment:
Consumer product licensing	41,675	43,197	45,970
eCommerce	41,196	29,882	34,942
Venue merchandise	3,199	18,679	21,694
Total Consumer Products Segment net revenues	86,070	91,758	102,606
Total net revenues	$974,207	$960,442	$930,160

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

Except for WWE Network subscriptions revenues which are recorded over time during the subscription term, and our consumer product licensing revenues which are recorded over time during the licensing period, our other revenue streams identified in the table above are generally recognized at a point-in-time when the performance obligations are satisfied.

Payment Terms and Other

Our revenues do not include material amounts of variable consideration, other than the sale or usage-based royalties earned related to our consumer product licensing and certain other content rights contracts. Our payment terms vary by the type of products or services offered and may be subject to contractual payment terms, which may include advance payment requirements. The time between invoicing and when payment is due is not significant, generally within 30 to 60 days. We have elected the practical expedient to not adjust the total consideration within a contract to reflect a financing component when the duration of the financing is one year or less. Our contracts do not generally include a significant financing component. Our contracts with customers do not generally result in significant obligations associated with returns, refunds or warranties.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Remaining Performance Obligations

As of December 31, 2020, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,115,736, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2021 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2021 through 2025. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2021 through 2028. The transaction prices related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenues balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenues (i.e. contract liabilities) as of December 31, 2020 and 2019 were $62,943 and $57,025, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

The net increase in the deferred revenue balance for the year ended December 31, 2020 of $5,918 is primarily driven by advances received, partially offset by revenue recognized in 2020 as a result of satisfying our performance obligations. The balance of the current portion of deferred revenue recorded as of December 31, 2019 of $56,941 was recognized into revenue during 2020.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses on our Consolidated Statements of Operations. Capitalized commission fees of $725 and $825 at December 31, 2020 and 2019, respectively, relate primarily to incremental costs of obtaining our long-term content distribution arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to Marketing and selling expenses. The amount of amortization was $100, $1,061 and $1,356 for the years ended December 31, 2020, 2019 and 2018, respectively, and there was no impairment in relation to the costs capitalized.

5. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of December 31,
	2020	2019
Equity method investments	$1,000	$14,342
Nonmarketable equity investments without readily determinable fair values	10,148	13,359
Marketable equity investments with readily determinable fair values	—	405
Total investment securities	$11,148	$28,106

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

We evaluate our equity method investments for impairment when events indicate that the fair value of the investments may be below the carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value. During the year ended December 31, 2020, the Company recorded impairment charges of $13,231 on our equity method investments for the excess of the carrying value over its estimated fair value as a result of our impairment evaluation. We determined fair value using a discounted cash flow model using recent forecasts from the investee, which indicated a decline in the value of the investment. The decline in value is due to the significant adverse impact on retail market conditions caused by COVID-19 combined with lower sales forecasts. This impairment charge is included as a component of Other (expense) income, net on the Consolidated Statements of Operations. The Company did not record any impairment charges related to our equity method investments during the years ended December 31, 2019 and 2018.

The following table presents the net equity method earnings from our equity method investments and net dividends received from our equity method investments for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Net equity method earnings	$760	$911	$1,118
Net dividends received	(872)	(1,061)	(1,274)
Equity in earnings of affiliate, net of dividends received	$(112)	$(150)	$(156)

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

The following table summarizes the impairments and observable price change event adjustments recorded on our nonmarketable equity investments without readily determinable fair values for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Impairments (1)	$(2,715)	$—	$(3,773)
Observable price change upward adjustments (2)	—	1,151	2,181
Observable price change downward adjustments	(29)	—	—
Total income (loss) from adjustments to nonmarketable equity investments	$(2,744)	$1,151	$(1,592)

(1)During the year ended December 31, 2020, the Company recorded an impairment charge on our investment in a themed attraction touring company for the excess of the carrying value over its estimated fair value resulting from significant adverse changes in the economic and market conditions caused by COVID-19. During the year ended December 31, 2018, the Company recorded an impairment charge on our investment in a mobile video publishing business for the excess of the carrying value over its estimated fair value resulting from going concern issues of the underlying investee company. These charges are reflected in Other income, net on our Consolidated Statements of Operations.

(2)During the year ended December 31, 2019, the Company recorded upward adjustments to the carrying value related to two of the Company’s equity investments. The adjustments were the result of an observable price change events in connection with financing rounds completed by the investees where the underlying value of the preferred shares issued were greater than the value of WWE’s substantially similar preferred shares in the investees. During the year ended December 31, 2018, the Company recorded an upward adjustment to the carrying value related to one of the Company’s equity investments. The adjustment was the result of an observable price change event in connection with a financing round completed by the investee where the underlying value of the preferred shares issued were greater than the value per share of WWE’s substantially similar preferred shares in the investee. These upward adjustments are reflected in Other income, net on our Consolidated Statements of Operations.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Marketable Equity Investments With Readily Determinable Fair Value

One of our nonmarketable equity investments, DraftKings Inc, (“DraftKings”), an online fantasy sports and betting platform, completed a business combination and became a publicly traded company on April 24, 2020. As a result of the business combination, WWE received common stock of the new publicly traded DraftKings company in exchange for the common shares WWE owned in the investee and accounted for the publicly traded common shares received as a marketable equity investment prospectively. The Company’s other marketable equity investment was in a publicly traded software application developer, Phunware, Inc. (“Phunware”). In November 2020, the Company sold all of its common shares of DraftKings and Phunware, receiving cash proceeds totaling $11,715, which are reflected in cash flows from investing activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2020. The Company recorded net realized gains of $10,254 on the securities during the year ended December 31, 2020. We recorded net unrealized holding losses of $4,444 and net unrealized holding gains of $2,474 during the years ended December 31, 2019 and 2018, respectively. Realized and unrealized holding gains and losses are included as a component of Other income, net on the Consolidated Statements of Operations.

Short-Term Investments

Our short-term investments consist of available-for-sale debt securities which are measured at fair value and consist of the following:

	December 31, 2020				December 31, 2019
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$99,973	$21	$—	$99,994	$32,124	$27	$(13)	$32,138
Corporate bonds	25,078	6	(1)	25,083	120,012	89	(74)	120,027
Municipal bonds	—	—	—	—	2,165	—	—	2,165
Government agency bonds	6,187	31	—	6,218	5,693	11	—	5,704
Total	$131,238	$58	$(1)	$131,295	$159,994	$127	$(87)	$160,034

The Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020 and applied the new modified credit impairment guidance related to available-for-sale debt securities prospectively. Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses is recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses is recorded through other comprehensive income, net of tax. As of December 31, 2020, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was insignificant. We did not record an allowance for credit losses on these securities. Accordingly, during the year ended December 31, 2020, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss on the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

As of December 31, 2020, contractual maturities of these securities are as follows:

Maturities
U.S. Treasury securities	2 months - 1 year
Corporate bonds	1 month - 1 year
Municipal bonds	N/A
Government agency bonds	2 months - 6 months

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

During the years ended December 31, 2020, 2019 and 2018, we recognized $1,819, $4,728 and $4,508, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income, net on our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Year Ended December 31,
	2020	2019	2018
Proceeds from sale of short-term investments	$22,613	$—	$—
Proceeds from maturities and calls of short-term investments	$159,703	$157,487	$61,428
Purchases of short-term investments	$153,904	$124,282	$94,910
Gross realized (losses) gains on sale of short-term investments	$64	$—	$—

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

The Company's long-lived property and equipment, feature film and television production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

when an impairment is recognized. During the years ended December 31, 2020, 2019 and 2018, we recorded non-cash abandonment charges of $1,783, $940 and $1,693, respectively, to write off the carrying value of certain assets included within property and equipment that we deemed will no longer be used by the Company and had no further alternative use. These charges are included as a component of Operating expenses on our Consolidated Statements of Operations. Apart from these charges, the Company did not record any other impairment charges on long lived property and equipment and television production assets during the years ended December 31, 2020, 2019 and 2018. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded impairment charges of $3,171, $1,301 and $4,865 on content production assets based upon fair value measurements of $3,276, $943, and $3,635, respectively. See Note 9, Content Production Assets, for further discussion. The Company classifies these fair values as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company's debt, consisting of a mortgage loan assumed in connection with a building purchase and borrowings under the Company’s Revolving Credit Facility, is estimated based upon quoted price estimates for similar debt arrangements. At December 31, 2020, the face amount of the mortgage loan and revolving credit facility borrowing approximates their fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of December 31, 2020 and 2019, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$208,437	$197,475	$207,338	$192,262

(1)The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

7. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2020	2019
Land, buildings and improvements	$163,597	$163,202
Equipment	145,243	139,137
Corporate aircraft	32,249	32,249
Vehicles	1,007	1,030
Projects in progress	17,681	16,931
	359,777	352,549
Less accumulated depreciation and amortization	(198,232)	(177,797)
Total	$161,545	$174,752

Depreciation expense for property and equipment totaled $38,411, $30,190 and $24,176 for the years ended December 31, 2020, 2019 and 2018, respectively.

During the years ended December 31, 2020, 2019 and 2018, we recorded non-cash abandonment charges of $1,783, $940 and $1,693, respectively, to write off the carrying value of certain assets that we deemed will no longer be used by the Company and had no further alternative use. These charges are included as a component of Operating expenses on the Consolidated Statements of Operations.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

8. Leases

Information about the Nature of WWE’s Lease Portfolio

The Company accounts for its leases under ASC 842 – Leases, which the Company adopted on January 1, 2019 and elected not to restate prior periods as provided by the transition rules of the standard. As of December 31, 2020, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarters lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to eight years, some of which may include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to six years. Generally, no covenants are imposed by our lease agreements.

As it relates to the Company’s new global headquarters lease, during the fourth quarter of 2020, the landlord granted a rent deferral of $6,590 for a portion of the rental payments due during 2021. The rent deferral amount will be payable over a five year period from 2022 through 2026. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make an accounting policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified lease contract results in total cash flows that are substantially the same or less than the cash flows in the original lease contract. The Company has elected to account for the rent deferral resulting directly from COVID-19 as though the enforceable rights and obligations to the deferral existed in the original lease contract at lease inception, and will not account for the concession as a lease modification. In lieu of applying lease modification accounting, the Company will account for the rent deferral by accruing an accounts payable during the rent concession periods in 2021 and relieve the payable during 2022 through 2026 when the deferred rents are due.

Key Estimates and Judgments

Key estimates and judgments made in applying the lease accounting rules include how the Company determines (i) the discount rate it uses to discount the unpaid lease payments to present value, (ii) lease term and (iii) lease payments. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot readily determine the interest rate implicit in the lease and therefore uses the incremental borrowing rate for its leases. The incremental borrowing rate reflects the rate of interest that the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The incremental borrowing rates were generally determined by estimating the appropriate collateralized borrowing rates to be used for our leases and considered certain factors, including the lease term, economic environment, and the assumed credit rating profile of the Company. The lease term for all of the Company’s lease arrangements includes the noncancelable period of the lease plus, if applicable, any additional periods covered by an option to extend the lease that is reasonably certain to be exercised by the Company.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	For the year ended December 31,
	2020	2019
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$20,172	$12,556
Interest on lease liabilities	18,359	10,020
Operating lease costs	5,695	8,693
Other short-term and variable lease costs	1,678	1,914
Sublease income (1)	(16)	(64)
Total lease costs	$45,888	$33,119

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,244	$607
Operating cash flows from operating leases	$4,850	$7,945
Finance cash flows from finance leases	$10,795	$8,352
Right-of-use assets obtained in exchange for new finance lease liabilities	$40,212	$286,330
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,518	$6,283

	As of December 31,
	2020	2019
Weighted-average remaining lease term - finance leases	28.8 years	29.8 years
Weighted-average remaining lease term - operating leases	4.3 years	4.3 years
Weighted-average discount rate - finance leases	4.8%	4.8%
Weighted-average discount rate - operating leases	4.3%	4.6%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of December 31, 2020 were as follows:

	Operating	Finance
	Leases	Leases
2021	$4,975	$28,198
2022	3,816	28,904
2023	2,235	28,387
2024	1,768	26,294
2025	1,271	23,124
Thereafter	1,490	620,976
Total lease payment	15,555	755,883
Less: imputed interest	(1,869)	(366,402)
Total future minimum lease payments	$13,686	$389,481

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

9. Content Production Assets, Net

See Note 2, Summary of Significant Accounting Policies – Content Production Assets, Net for information on our content production accounting policies.

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of December 31,		As of December 31,
	2020	2019	2020	2019
In release	$6,608	$8,735	$173	$580
Completed but not released	—	8	—	163
In production	7,926	9,978	340	378
In development	378	203	—	—
Total	$14,912	$18,924	$513	$1,121

As of December 31, 2020, approximately 70% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of December 31, 2020, all of the “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

Amortization and impairment of content production assets consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Content production amortization expense - assets monetized individually	$17,676	$28,950	$25,418
Content production amortization expense - assets monetized as a film group	5,333	5,175	7,256
Content production impairment charges (1)	3,171	1,301	4,865
Content production development write-offs (2)	129	282	851
Total amortization and impairment of content production assets	$26,309	$35,708	$38,390

(1)Unamortized content production assets are evaluated for impairment whenever events or changes in circumstances indicate that the fair value of a film predominantly monetized on its own or as part of a film group may be less than its unamortized costs. If conditions indicate a potential impairment, and the estimated future cash flows are not sufficient to recover the unamortized asset, the asset is written down to fair value. In addition, if we determine that content will not likely air, we will expense the remaining unamortized asset.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2020	2019
Trade related	$7,274	$9,282
Staff related (1)	17,682	8,651
Management incentive compensation	14,266	6,481
Talent related	4,605	8,184
Accrued WWE Network related expenses	4,253	5,510
Accrued event and television production	12,888	16,627
Accrued legal and professional	4,614	4,832
Accrued legal settlements (2)	39,000	884
Accrued purchases of property and equipment	4,365	4,997
Accrued film liability	6,100	5,986
Accrued other	9,695	9,158
Total	$124,742	$80,592

(1)Staff related as of December 31, 2020 includes accruals related to severance expenses associated with a reduction in our workforce.

(2)Accrued legal settlements as of December 31, 2020 includes a settlement that is fully covered by an expected insurance recovery through the Company’s insurance carriers. Accordingly, a $39,000 insurance loss recovery asset is recorded as a component of Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet as of December 31, 2020.

Accrued other includes accruals for our international and licensing business activities, as well as other miscellaneous accruals, none of which categories individually exceeds 5% of current liabilities.

11. Convertible Debt

In December 2016 and January 2017, we issued $215,000 aggregate principal amount of 3.375% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes are due December 15, 2023, unless earlier repurchased by us or converted by the holders of the Convertible Notes, as described below. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017.

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least March 31, 2021. As of December 31, 2020, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheets. As of December 31, 2020, no actual conversions have occurred. See Note 3, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

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

The Convertible Notes consisted of the following components:

	As of December 31,
	2020	2019
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(17,525)	(22,738)
Less: Unamortized debt issuance costs	(2,792)	(3,595)
Net carrying amount	$194,683	$188,667

Equity component (1)	$35,547	$35,547

(1)Recorded on the Consolidated Balance Sheets within Additional paid-in capital.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	For the year ended
	December 31,
	2020	2019	2018
3.375% contractual coupon	$7,256	$7,256	$7,256
Amortization of debt discount	5,213	4,891	4,588
Amortization of debt issuance costs	803	686	617
Additional interest on Convertible Notes (1)	—	1,370	—
Interest expense	$13,272	$14,203	$12,461

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

12. Long-Term Debt and Credit Facility

Long-Term Debt

Included within Long-Term Debt are the following:

	As of
	December 31,	December 31,
	2020	2019
Current portion of long-term debt:
Revolving Credit Facility	$100,000	$—
Aircraft financing	—	3,218
Mortgage	412	395
Total current portion of long-term debt	100,412	3,613

Long-term debt:
Mortgage	$21,700	$22,098
Total long-term debt	21,700	22,098

Total	$122,112	$25,711

Revolving Credit Facility

In May 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company's current consolidated leverage ratio. As of December 31, 2020, the LIBOR-based rate plus margin was 1.40%. The Company is required to pay a commitment fee calculated at a rate per annum of 0.175% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

In April 2020, as a precautionary measure to further strengthen liquidity due to the impact of COVID-19, the Company borrowed $200,000 under its Revolving Credit Facility. In December 2020, the Company repaid $100,000 of the amount outstanding. As of December 31, 2020, the Company was in compliance with the Revolving Credit Facility, and had available debt capacity under the Revolving Credit Facility of $100,000. As of December 31, 2020 and 2019, there was $100,000 and $0 outstanding under the Revolving Credit Facility, respectively. In January 2021, the Company repaid the $100,000 outstanding on the Revolving Credit Facility, and as such, the outstanding balance as of December 31, 2020 has been classified as a current portion of long-term debt on our Consolidated Balance Sheets.

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

As of December 31, 2020, the scheduled principal repayments under our mortgage obligation for the remaining term of the mortgage are as follows:

December 31, 2021	$412
December 31, 2022	431
December 31, 2023	451
December 31, 2024	471
December 31, 2025	20,347
$22,112

Aircraft Financing

In August 2013, the Company entered into a $31,568 promissory note (the “Aircraft Note”) with Citizens Asset Finance, Inc., for the purchase of a 2007 Bombardier Global 5000 aircraft and refurbishments. The Aircraft Note, which matured on August 7, 2020 and was fully repaid, had an interest at a rate of 2.18% per annum, and was payable in monthly installments of $406, inclusive of interest.

13. Income Taxes

For the years ended December 31, 2020, 2019 and 2018, the effective tax rate on income from continuing operations was 23.0%, 18.6% and 6.1%, respectively.

The components of our tax provision are as follows:

	Year Ended December 31,
	2020	2019	2018
Current taxes:
Federal	$9,386	$(294)	$81
State and local	8,843	1,422	235
Foreign	23,945	7,028	7,191
Deferred taxes:
Federal	(1,391)	8,015	(1,774)
State and local	(1,445)	1,412	737
Foreign	—	34	(21)
Total income tax expense	$39,338	$17,617	$6,449

Within the current foreign tax provision for the years ended December 31, 2020, 2019 and 2018 is $24,106, $7,587 and $7,350, respectively, of foreign withholding taxes paid on income included within the US pre-tax book income below.

Components of income before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
United States	$170,668	$92,701	$104,338
Foreign	441	1,977	1,699
Total income before income taxes	$171,109	$94,678	$106,037

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following sets forth the difference between the provision/(benefit) for income taxes computed at the U.S. federal statutory income tax rate of 21% and that reported for financial statement purposes:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal tax	$35,930	$19,880	$22,268
State and local taxes, net of federal tax benefit	5,061	3,962	4,915
Foreign rate differential	38	(53)	(50)
Tax exempt interest income	—	(16)	(32)
Nondeductible executive compensation	2,427	1,669	2,672
Unrecognized tax benefits	(127)	(23)	46
Meals and entertainment	119	261	233
Employee Stock Purchase Plan	53	(87)	248
Deferred tax asset remeasurement	—	—	(111)
Deemed repatriation transition tax	—	—	(19)
Foreign-derived intangible income (FDII)	(4,892)	(422)	(1,346)
Global intangible low-taxed income (GILTI)	175	273	122
Excess tax benefits related to the vesting of share-based compensation	388	(9,394)	(22,473)
Other	166	1,567	(24)
Provision for income taxes	$39,338	$17,617	$6,449

The tax effects of temporary differences and net operating losses that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Accounts receivable	$869	$110
Inventory	615	1,702
Deferred income	8,020	1,555
Stock compensation	3,955	5,572
Net operating loss carryforward	1,187	1,080
Foreign tax credits	—	7,158
Investments	257	695
Intangible assets	1,645	1,750
Capitalized content production costs	1,857	1,410
Accrued liabilities and reserves	2,857	1,041
Lease obligations	11,513	7,951
Federal benefit related to uncertain tax positions	29	40
Deferred tax assets, gross	32,804	30,064
Valuation allowance	(1,187)	(1,080)
Deferred tax assets, net	31,617	28,984
Deferred tax liabilities:
Property and equipment depreciation	(15,927)	(12,509)
Deferred revenue	(781)	(1,664)
Right-of-use assets	(2,587)	(4,470)
Investments	(2,270)	(3,124)
Deferred tax liabilities	(21,565)	(21,767)
Total deferred tax assets, net	$10,052	$7,217

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The temporary differences described above represent differences between the tax basis of assets or liabilities and amounts reported in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company received tax deductions from the vesting of restricted stock units and performance stock units of $27,349, $65,885 and $115,792 in 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, we had $10,052 and $7,217, respectively, of deferred tax assets, net, included on our Consolidated Balance Sheets. The increase in our net deferred tax asset balance was primarily driven by licensing royalty recognition, partially offset by 100% bonus depreciation.

During the year ended December 31, 2020, we recognized $388 of excess tax expenses related to the Company’s share-based compensation awards at vesting. During the years ended December 31, 2019 and 2018, we recognized $9,394 and $22,473, respectively, of excess tax benefits related to the Company’s share-based compensation awards at vesting. Income tax effects of vested awards are included within the provision for income taxes on the Consolidated Statements of Operations. The tax expenses and benefit recorded are driven by the change in the Company’s stock price between the original grant date of the awards and their subsequent vesting date. The corresponding offset of these tax expenses and benefits is included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Discrete tax items, including the aforementioned excess tax expenses and benefits, resulted in a net tax benefit of $351, $7,919 and $22,650 during the years ended December 31, 2020, 2019 and 2018, respectively. Excluding these items, our effective tax rate was 23%, 27% and 27% for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, we had valuation allowances of $1,187 and $1,080 respectively, to reduce our deferred tax assets to an amount more likely than not to be recovered. This valuation allowance relates to foreign income taxes and the resulting net operating losses in foreign jurisdictions where we have ceased operations.

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

Unrecognized Tax Benefits

For the year ended December 31, 2020, we recognized $169 of previously unrecognized tax benefits. This primarily relates to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $30 of potential interest and penalties related to uncertain tax positions. For the year ended December 31, 2019, we recognized $193 of previously unrecognized tax benefits relating to the statute of limitations expiring in certain state and local jurisdictions. Included in the amount recognized was $8 of potential interest and penalties related to uncertain tax positions. The recognition of these amounts contributed to our effective tax rate of 23.0% for the year ended December 31, 2020 as compared to 18.6% for the year ended December 31, 2019.

At December 31, 2020, we had $130 of unrecognized tax benefits, which if recognized, would affect our effective tax rate, which is classified in Other non-current liabilities. At December 31, 2019, we had $251 of unrecognized tax benefits, which is classified in Other non-current liabilities.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Unrecognized tax benefit activity is as follows:

	Year Ended December 31,
	2020	2019
Beginning Balance- January 1	$251	$420
Increase to unrecognized tax benefits recorded for positions taken during the current year	41	7
(Decrease) Increase to unrecognized tax benefits recorded for positions taken during a prior period	(2)	9
Decrease to unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(160)	(185)
Ending Balance- December 31	$130	$251

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. We have $25 of accrued interest and $15 of accrued penalties related to uncertain tax positions as of December 31, 2020 classified in Other non-current liabilities. At December 31, 2019, we had $63 of accrued interest and $31 of accrued penalties related to uncertain tax positions classified in Other non-current liabilities.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $60 within 12 months after December 31, 2020.

We file income tax returns in the United States and various state, local, and foreign jurisdictions. During 2020 and 2019, the Company settled audits with various state and local jurisdictions. We are generally subject to examination by the IRS for years ending on or after December 31, 2016. We are also subject to examination by various state and local jurisdictions for years ending on or after December 31, 2016.

14. Content Production Incentives

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

We recorded the following incentives during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Television production incentives	$18,367	$13,539	$12,166
Feature film production incentives	—	288	—
Infrastructure improvement incentives on qualifying capital projects	—	1,438	—
Total	$18,367	$15,265	$12,166

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

15. Commitments and Contingencies

We have certain commitments, including various service contracts with certain vendors and various talent. Our future commitments related to our operating and finance leases are separately disclosed in Note 8, Leases.

Future minimum payments as of December 31, 2020 under the agreements described above were as follows:

Service Contracts
and Talent
Commitments
2021	$28,369
2022	21,665
2023	10,299
2024	9,401
2025	8,023
Thereafter	7,063
Total	$84,820

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and sought class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company's motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits sought unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss and for sanctions with respect to this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss and for sanctions with respect to the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believe that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that was going to determine the merits of the appeals. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company and Mr. McMahon filed their appellees’ brief on October 7, 2019. The plaintiffs-appellants filed a reply brief on October 28, 2019. The Second Circuit held oral argument on June 5, 2020. On September 9, 2020, the Second Circuit issued a summary order, dismissing the appeals of the sanctions orders and the merits appeals of the dismissal of all claims in the Haynes, McCullough, Frazier, and Singleton cases for lack of appellate jurisdiction and affirming the judgment of the district court on all other claims. On September 23, 2020, the plaintiffs-appellants filed a petition for rehearing/rehearing en banc, which was denied on October 15, 2020. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against any further attempt to appeal these decisions vigorously.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

On March 6, 2020, the Company along with its Chairman and CEO, Vince McMahon, and former-WWE officers and directors, Michelle Wilson and George Barrios (collectively, the “Individual Defendants”), were sued in the U.S. District Court for the Southern District of New York in a case captioned City of Warren Police and Fire Retirement System, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02031-JSR. The complaint alleges that the Company and the Individual Defendants made materially false and misleading statements in violation of the Securities Exchange Act of 1934 regarding WWE’s strategic relationship with the Kingdom of Saudi Arabia. Specifically, the complaint alleges that various public statements made by the Company and the Individual Defendants were false and misleading because they failed to disclose certain adverse facts regarding WWE’s strategic relationship with Saudi Arabia that supposedly was known by them and, as a result, the plaintiff class allegedly purchased WWE stock at artificially inflated prices. On March 12, 2020 a nearly-identical lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Paul Szaniawski, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02223-JSR. This lawsuit was filed as related to the City of Warren case and was assigned to the same judge handling the City of Warren case. By Order dated May 12, 2020, the City of Warren and Szaniawski lawsuits were consolidated for all purposes. After multiple parties filed motions to be appointed lead plaintiff for the putative class in the consolidated action, on May 22, 2020, the Court issued a memorandum order selecting the Firefighters’ Pension System of the City of Kansas City, Missouri to be lead plaintiff and their attorneys, Labaton Sucharow LLP, to be lead counsel for the putative class. On May 26, 2020, the Company served Rule 11 motion for sanctions on the attorneys for the City of Warren Police and Fire Retirement System, the attorneys for Paul Szaniawski, and Labaton Sucharow LLP. The Rule 11 motion identified false allegations in the originally filed complaints and was supported by six declarations from Company executives and third-parties with direct first-hand knowledge of the matters at issue. Following service of the Rule 11 motion, the attorneys for the City of Warren Police and Fire Retirement System and the attorneys for Paul Szaniawski voluntarily dismissed their complaints before the expiration of the Rule 11 safe-harbor period. On June 8, 2020, the Firefighters’ Pension System of the City of Kansas City, Missouri filed a consolidated amended class action complaint. On June 26, 2020, the Company moved to dismiss the consolidated amended complaint in its entirety. The Court held oral argument on the Company’s motion to dismiss on July 30, 2020. On August 6, 2020, the Court denied the Company’s motion to dismiss. On August 19, 2020, the Court issued a case management plan that, among other things, scheduled this case to be trial ready on February 22, 2021. On November 18, 2020, the Company entered into a term sheet (the “Term Sheet”) to settle this action, subject to notice to the class and preliminary and final approval by the Court. The settlement will include a full release of all Defendants in connection with the allegations made in the lawsuit, and will not contain any admission of liability or admission as to the validity or truth of any or all allegations or claims by any of the Defendants. The Term Sheet provides for a settlement payment, subject to Court approval, of $39,000 (inclusive of all Plaintiffs’ attorneys fees and expenses and settlement costs), all of which the Company expects will be paid by the Company’s insurance carriers. The Company believes that resolving the matter is the right business decision and that it is prudent to end the protracted and uncertain class action process. On December 23, 2020, lead plaintiff filed an unopposed motion for preliminary approval of settlement with the Court.

Additionally, three purported shareholder derivative suits have been filed against the members of the Company’s Board of Directors patterned after the securities class action complaints filed in the U.S. District Court for the Southern District of New York. Merholz et al. v. Vincent K. McMahon et al, No. 3:20-cv-00557-VAB, was filed in the U.S. District Court for the District of Connecticut and assigned to the Honorable Victor A. Bolden. On May 29, 2020, the Defendants served Merholz’s counsel with a Rule 11 motion that identified the false allegations in the complaint. On May 19, 2020, Merholz filed an amended complaint prior to the expiration of the Rule 11 safe-harbor period, which is substantially similar to the consolidated amended class action complaint filed in the securities class action. Because Merholz’s amended complaint continued to assert allegations that were proven to be false by the Defendants’ Rule 11 motion regarding the original complaint, the Defendants served Merholz’s counsel with a Rule 11 motion regarding the amended complaint on July 2, 2020. On July 28, 2020, Merholz filed a second amended complaint. Kooi et al. v. Vincent K. McMahon et al., No. 3:20-cv-00743-VAB, was originally filed in Connecticut Superior Court and was removed by the Defendants to the U.S. District Court for the District of Connecticut on June 1, 2020. The Kooi lawsuit was deemed to be related to the Merholz lawsuit and transferred to Judge Bolden. On June 8, 2020, Kooi filed a motion to remand the lawsuit to state court. The Defendants filed its opposition to the motion to remand on June 29, 2020. Following Kooi’s affirmation of the allegations of the complaint in federal court by filing the motion to remand, on June 12, 2020, the Defendants served Kooi’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz lawsuit. On July 3, 2020, Kooi filed an amended complaint that withdrew the false allegations identified in the Defendants’ Rule 11 motion. Nordstrom et al. v. Vincent K. McMahon et al., No. 3:20-cv-00904-VAB, was originally filed in Connecticut Superior Court, and also removed by the Defendants to the U.S. District Court for the District of Connecticut on July 1, 2020. The Nordstrom lawsuit was deemed to be related to the Merholz and Kooi lawsuits and was also transferred to Judge Bolden. Following Nordstrom’s affirmation of the allegations of the complaint in federal court, on July 24, 2020, the Defendants served Nordstrom’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz and Kooi lawsuits. On July 31, 2020, Nordstrom filed a motion to remand the lawsuit to state court, which the Defendants opposed. On August 14, 2020, Nordstrom filed an amended complaint in the U.S. District Court for the District of Connecticut. On July 2, 2020, the Defendants moved to consolidate the Merholz, Kooi, and

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Nordstrom lawsuits for all purposes. Following a status conference held on July 24, 2020, on August 1, 2020, the Court denied the Defendants’ motion to consolidate without prejudice to renew following resolution of any motions to dismiss and motions to remand. The Defendants filed a consolidated motion to dismiss the complaints in the Merholz, Kooi, and Nordstrom lawsuits on August 28, 2020. Merholz, Kooi, and Nordstrom filed oppositions to the motion to dismiss on September 18, 2020 and the Defendants filed its reply on October 2, 2020. Oral argument on the motion to dismiss and motions to remand is scheduled for October 29, 2020. On October 23, 2020, another shareholder, Dennis Palkon, moved to intervene in the proceedings before Judge Bolden, to have his counsel appointed as lead counsel, to designate the proposed complaint that he filed with his motion to intervene as the operative compliant, and to deny as moot Defendants’ pending motions to dismiss in light of the newly-filed complaint. On November 7, 2020, the Court granted the Defendants’ motion to dismiss the Merholz, Kooi, and Nordstrom actions without prejudice, while reserving a determination on whether the dismissal would be with prejudice pending resolution of the motion to intervene. On November 20, 2020, the Defendants filed their Opposition to Palkon’s motion to intervene and Palkon filed his reply on December 4, 2020. On October 28, 2020, another shareholder, Bernard Leavy, filed a notice of joinder in Palkon’s motion to intervene, which the Defendants opposed. The Company believes all claims in the securities class action and related derivative actions are without merit, and intends to defend itself and the members of the Board of Directors vigorously against them.

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

As previously announced, in April 2018, the Company entered into transactions with Alpha Entertainment, LLC (“Alpha”), an entity controlled by Vincent K. McMahon, granting Alpha rights to launch a professional football league under the name “XFL”. Under these agreements, WWE received, among other things, an equity interest in Alpha without payment by, or other financial obligation on the part of, WWE. The investment was accounted for under the equity method of accounting. WWE’s equity interest in the net assets of Alpha at the transaction closing date on April 3, 2018 was insignificant. After Alpha’s formation, we recorded our proportionate share of Alpha’s reported net losses which exceeded the carrying amount of the investment and reduced the investment value to zero as of June 30, 2018. In connection with the Alpha transactions, WWE also entered into a support services agreement to provide Alpha with certain administrative support services with such services billed to Alpha on a cost-plus margin basis. On April 13, 2020, Alpha filed for Chapter 11 bankruptcy, and the support services agreement was subsequently amended and assigned to Alpha’s successor. During the years ended December 31, 2020, 2019, and 2018 the Company billed Alpha $1,006, $3,250 and $1,305, respectively, for services rendered under the support services agreement. As of December 31, 2020 and 2019, the Company had $506 and $236, respectively, of current receivables for amounts billed to Alpha. All amounts due from Alpha under the support services agreement have subsequently been recouped.

17. Stockholders’ Equity

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

The Company did not repurchase any shares of common stock in the open market during the year ended December 31, 2020. During the year ended December 31, 2019, the Company repurchased 1,398,385 shares of common stock in the open market at an average price of $59.67 for an aggregate amount of $83,441. All share repurchases have been retired. As of December 31, 2020, $416,559 of common stock may be repurchased under the stock repurchase program announced in February 2019.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

Class B Convertible Common Stock

Our Class B common stock is fully convertible into Class A common stock, on a one for one basis, at any time at the option of the holder. The two classes are entitled to equal per share dividends and distributions and vote together as a class with each share of Class B entitled to ten votes and each share of Class A entitled to one vote, except when separate class voting is required by applicable law. If, at any time, any shares of Class B common stock are beneficially owned by any person other than Vincent McMahon, Linda McMahon, any descendant of either of them, any entity which is wholly owned and is controlled by any combination of such persons or any trust, all the beneficiaries of which are any combination of such persons, each of those shares will automatically convert into shares of Class A common stock. During the years ended December 31, 2020, 2019 and 2018, Class B shares were sold, resulting in their conversion to Class A shares. Through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent McMahon, can effectively exercise control over our affairs, and his interests could conflict with the holders of our Class A common stock.

Dividends

We declared and paid quarterly dividends of $0.12 per share, totaling $37,249, $37,431, and $37,243 on all Class A and Class B shares for the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, there were approximately 3.3 million shares available for future grants under the 2016 Plan. It is our policy to issue new shares to satisfy option exercises and the vesting of RSUs, PSUs and PSU-TSRs.

Stock-based compensation costs related to RSUs, PSUs and PSU-TSRs totaled $26,737, $28,025 and $37,323 for the years ended December 31, 2020, 2019 and 2018, respectively.

During the first quarter of 2020, certain executives of the Company who received PSUs and PSU-TSRs departed the Company, and therefore forfeited their respective shares. The Company estimates forfeitures on our stock-based compensation awards based on historical trends when recognizing compensation expense and adjusts the estimate of forfeitures when they are expected to differ or as forfeitures occur. The units associated with these forfeited awards are included in the respective tables below.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following tables summarize the RSU activity for the year ended December 31, 2020:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2020	272,407	$45.41
Granted	322,489	$49.94
Vested	(313,089)	$42.91
Forfeited	(35,494)	$62.14
Dividend equivalents	3,993	$49.62
Unvested at December 31, 2020	250,306	$53.78

	Year Ended December 31,
	2020	2019	2018
Tax benefits realized	$14,319	$13,813	$16,272
Weighted-average grant-date fair value of RSUs granted	16,106	7,327	6,872
Fair value of RSUs vested	13,434	4,763	3,709

As of December 31, 2020, total unrecognized stock-based compensation expense related to unvested RSUs net of estimated forfeitures was $6,994 before income taxes and is expected to be recognized over a weighted-average period of approximately 2.2 years.

Performance Stock Units

The Company grants PSUs to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company's common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs is subject to certain performance conditions and a service requirement of typically 3.5 years. Until the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company's common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions and can range from 0% to 200% of the initial grant. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

During the third quarter of 2020, the Compensation Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. The award vests in two tranches of 40%, and 60%, during the years 2022 and 2025, respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award of $9,000 has performance conditions tied to results through September 2025. The Company began expensing the second award of $9,000 concurrent with the first award beginning on the service inception date in August 2020. The Company accounts for the first award as an equity award since the target shares are known at inception, while the second award is classified as a liability award until the number of shares is determined upon settlement of the award. The liability and the corresponding expense are adjusted at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. As of December 31, 2020, the liability portion of the award was $712, which is included in Other non-current liabilities on the Consolidated Balance Sheet. There are no units associated with the second award in the table below as of December 31, 2020 since the initial target number of shares will be determined by the Compensation Committee in 2022 based on the terms of the award.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following tables summarize the PSU activity for the year ended December 31, 2020:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2020	721,398	$67.97
Granted	407,732	$48.05
Achievement adjustment	(40,509)	$44.50
Vested	(347,867)	$59.88
Forfeited	(166,922)	$61.05
Dividend equivalents	4,918	$67.24
Unvested at December 31, 2020	578,750	$57.13

	Year Ended December 31,
	2020	2019	2018
Tax benefits realized	$13,030	$52,072	$99,520
Weighted-average grant-date fair value of PSUs granted	19,592	10,111	27,635
Fair value of PSUs vested	20,830	32,523	24,591

During the year ended December 31, 2019 we granted 155,872 PSUs, which were subject to performance conditions. During the first quarter of 2020, it was determined that the performance conditions related to these PSUs were partially met, which resulted in an achievement adjustment decrease of 40,509 PSUs in 2020 relating to the initial 2019 PSU grant.

As of December 31, 2020, total unrecognized stock-based compensation expense related to unvested PSUs, net of estimated forfeitures, was $14,616 before income taxes, and is expected to be recognized over a weighted-average period of approximately 1.8 years.

Performance Stock Units with a Market Condition Tied to Relative Total Shareholder Return

In March 2018, the Compensation Committee approved certain agreements to grant PSU-TSRs with a market condition where vesting is conditioned upon the total shareholder return performance of the Company’s stock relative to the performance of a peer group over five distinct performance periods from 2018 through 2024. The five distinct performance periods end in March from 2020 to 2024, with the awards from each performance period vesting in July of each year. The payout for each performance period can vest at between 50% and 175% of the target award based on the percentile ranking of WWE’s total shareholder return performance with vesting capped at 100% if WWE’s absolute total shareholder return is negative. The grant date fair value of the award was calculated using a Monte-Carlo simulation model which factors in the number of awards to be earned based on the achievement of the market condition. This model simulates the various stock price movements of the Company and peer group companies using certain assumptions, including the stock price of WWE and those of the peer group, stock price volatility, the risk-free interest rate, correlation coefficients, and expected dividend yield. The grant date fair value of the award is being amortized as compensation cost over the requisite service period using the graded vesting method.

The following tables summarize the PSU-TSR activity for the year ended December 31, 2020:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2020	340,971	$47.42
Granted	—	$—
Achievement adjustment	7,672	$47.30
Vested	(17,951)	$46.26
Forfeited	(272,777)	$47.96
Dividend equivalents	50	$47.30
Unvested at December 31, 2020	57,965	$47.30

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Tax benefits realized	$—	$—	—
Weighted-average grant-date fair value of PSU-TSRs granted	—	—	16,168
Fair value of PSU-TSRs vested	830	—	—

As of December 31, 2020, total unrecognized stock-based compensation expense related to unvested PSU-TSRs, net of estimated forfeitures, was $1,171 before income taxes, and is expected to be recognized over a weighted-average period of approximately 2.7 years.

Employee Stock Purchase Plan

We provide a stock purchase plan for our employees. Under the plan, all eligible regular full-time employees may contribute up to 10% of their base compensation (subject to certain dollar limits) to the semi-annual purchase of shares of our common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As this plan is defined as compensatory, a charge is recorded to General and administrative expenses for the difference between the fair market value and the discounted price. During 2020, 2019 and 2018, employees purchased 57,020, 34,001 and 65,255 shares of our common stock which resulted in an expense of $473, $488, and $1,981, respectively. As of December 31, 2020, 1.4 million shares of the Company's common stock are available for issuance under the 2012 Employee Stock Purchase Plan.

19. Employee Benefit Plans

We sponsor a 401(k) defined contribution plan covering substantially all employees. Under this plan, participants are allowed to make contributions based on a percentage of their salary, subject to a statutorily prescribed annual limit. We make matching contributions of 50% of each participant’s contributions, up to 6% of eligible compensation. We may also make additional discretionary contributions to the 401(k) plan. Our expense for matching contributions to the 401(k) plan was $2,968, $2,977 and $2,570 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company did not make any discretionary contributions for the years ended December 31, 2020, 2019 or 2018.

20. Segment Information

The Company currently classifies its operations into three reportable segments: Media, Live Events and Consumer Products. Segment information is prepared on the same basis that our chief operating decision maker manages the business, evaluates financial results, and makes key operating decisions.

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

The Company presents Adjusted OIBDA as the primary measure of segment profit (loss). The Company defines Adjusted OIBDA as operating income before depreciation and amortization, excluding stock-based compensation, certain impairment charges and other non-recurring material items. Adjusted OIBDA includes depreciation and amortization expenses directly related to supporting the operations of our segments, including content production asset amortization, depreciation and amortization of costs related to content delivery and technology assets utilized for WWE Network, as well as amortization of right-of-use assts related to finance leases of equipment used to produce and broadcast our live events. The Company believes the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view our segment performance in the same manner as the primary method used by management to evaluate segment performance and make decisions about allocating resources. Additionally, we believe that Adjusted OIBDA is a primary measure used by media investors, analysts and peers for comparative purposes.

We do not disclose assets by segment information. We do not provide assets by segment information to our chief operating decision maker, as that information is not typically used in the determination of resource allocation and assessing business performance of each reportable segment.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The following tables present summarized financial information for each of the Company's reportable segments:

	Year Ended December 31,
	2020	2019	2018
Net revenues:
Media	$868,216	$743,099	$683,351
Live Events	19,921	125,585	144,203
Consumer Products	86,070	91,758	102,606
Total net revenues	$974,207	$960,442	$930,160

Depreciation and amortization:
Media	$15,119	$12,592	$11,863
Live Events	23	—	—
Consumer Products	8	—	—
Corporate	27,466	21,535	13,206
Total depreciation and amortization	$42,616	$34,127	$25,069

Adjusted OIBDA:
Media	$367,818	$224,136	$210,579
Live Events	(17,655)	9,376	20,543
Consumer Products	26,638	28,559	28,376
Corporate	(90,613)	(82,038)	(80,647)
Total Adjusted OIBDA	$286,188	$180,033	$178,851

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Year Ended December 31,
	2020	2019	2018
Total operating income	$208,544	$116,510	$114,478
Depreciation and amortization (1)	42,616	34,127	25,069
Stock-based compensation	27,989	29,396	39,304
Other adjustments (2)	7,039	—	—
Total Adjusted OIBDA	$286,188	$180,033	$178,851

(1)Depreciation and amortization for the years ended December 31, 2020 and 2019 includes $9,103 and $4,535, respectively, of amortization related to the right-of-use asset for the Company’s new global headquarters lease, which commenced on July 1, 2019 and is accounted for as a finance lease.

(2)Other adjustments for the year ended December 31, 2020 include severance expenses associated with a reduction in our workforce as a result of COVID-19.

Geographic Information

Net revenues by major geographic region are based upon the geographic location of where our content is distributed. The information below summarizes net revenues to unaffiliated customers by geographic area:

	Year Ended December 31,
	2020	2019	2018
North America	$764,938	$656,642	$612,322
Europe/Middle East/Africa	135,876	223,471	237,196
Asia Pacific	62,327	67,493	69,064
Latin America	11,066	12,836	11,578
Total net revenues	$974,207	$960,442	$930,160

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

The Company's property and equipment was almost entirely located in the United States at December 31, 2020 and 2019. During the years ended December 31, 2020, 2019 and 2018, there were two customers with revenues individually in excess of 10% of total consolidated net revenues. Net revenues for these customers were approximately $270,000 and $183,000 in 2020, approximately $207,000 and $110,000 in 2019, and approximately $176,000 and $110,000 in 2018. These revenues are primarily reflected in our Media segment.

21. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including WWE Network, television, and pay-per-view distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At December 31, 2020, there were no customers that individually exceeded 10% of our gross accounts receivable balance. At December 31, 2019, our largest receivable balance from customers was 49% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance.

22. Subsequent Events

We recently announced a multi-year agreement with Peacock TV LLC, an affiliate of NBC Universal (“NBCU”) which operates the Peacock paid streaming service (“Peacock”). This agreement grants, among other things, the exclusive domestic streaming and video-on-demand rights to WWE Network content via Peacock, as well as certain WWE Network subscriber data. Beginning on March 18, 2021, the content licensed via Peacock will include WWE’s pay-per-view content, second runs of our in-ring television programming, original and archival content, as well as new WWE Network content.

23. Selected Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020	(2)	(1) (2)	(1) (2)	(1) (2)
Net revenues	$291,009	$223,405	$221,595	$238,198
Operating expenses	$175,389	$117,395	$107,999	$148,697
Net income	$26,173	$43,789	$48,278	$13,531
Net income per common share: basic	$0.34	$0.57	$0.62	$0.17
2019
Net revenues	$182,448	$268,809	$186,383	$322,802
Operating expenses	$135,450	$197,363	$133,842	$171,544
Net income (loss)	$(8,396)	$10,414	$5,790	$69,253
Net income (loss) per common share: basic	$(0.11)	$0.13	$0.07	$0.89

(1)Net income for the third quarter of 2020 includes a benefit of $18,367 related to content production incentives. Net income for the second, third and fourth quarters of 2019 includes a benefit of $669, $12,498 and $372, respectively, related to content production incentives. See Note 14, Content Production Incentives, for further discussion.

(2)Net income for the first and fourth quarters of 2020 includes impairment charges of $8,828 and $4,403 related to our equity method investments. Net income for the first quarter of 2020 includes impairment charges of $2,715 related to our nonmarketable equity investments. Net income for the first quarter of 2020 includes unrealized holding losses of $175 on a marketable equity security. Net income for the second and third quarters of 2020 includes net unrealized holding gains of $7,945 and $6,656, respectively, on our marketable equity securities. Net income for the fourth quarter of 2020 includes net unrealized holding losses of $4,171 on our marketable equity securities. Net income for the second quarter of 2019 includes a $1,151 investment gain related to favorable observable price adjustments related to two of our nonmarketable equity securities. Net income for the first, second, third and fourth quarters of 2019 includes unrealized holding losses of $194, $3,597, $568 and $85, respectively, on a marketable equity security. See Note 5, Investment Securities and Short-Term Investments, for further discussion.

WORLD WRESTLING ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Charges to
	Balance at	Expense/
	Beginning	Against	Deductions/	Balance at
Description	of Year	Revenues	Adjustments *	End of Year
For the Year Ended December 31, 2020
Allowance for doubtful accounts	$419	$3,572	$(331)	$3,660
Home video allowance for returns	349	—	1	350
Allowance for WWE Network refunds and chargebacks	50	452	(462)	40
For the Year Ended December 31, 2019
Allowance for doubtful accounts	$651	$31	$(263)	$419
Home video allowance for returns	343	—	6	349
Allowance for WWE Network refunds and chargebacks	15	410	(375)	50
For the Year Ended December 31, 2018
Allowance for doubtful accounts	$1,342	$(388)	$(303)	$651
Home video allowance for returns	1,662	129	(1,448)	343
Allowance for WWE Network refunds and chargebacks	30	230	(245)	15

*   Includes deductions which are comprised primarily of write-offs of specific bad debts and returns of products, as well as certain adjustments to the allowance account, including reserves for amounts due from customers that have not been recognized as revenue.