Form 10-Q
period 2021-06-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2021-07-29
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

At July 27, 2021, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 45,144,567 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$265,540	$223,405	$529,064	$514,414
Operating expenses	155,999	117,395	298,153	292,784
Marketing and selling expenses	16,014	17,497	34,926	40,174
General and administrative expenses	36,334	21,997	62,894	50,747
Depreciation and amortization	10,842	10,768	21,684	21,668
Operating income	46,351	55,748	111,407	109,041
Interest expense	8,492	9,179	17,000	17,330
Other (expense) income, net	(126)	8,483	430	(1,937)
Income before income taxes	37,733	55,052	94,837	89,774
Provision for income taxes	8,532	11,263	21,804	19,812
Net income	$29,201	$43,789	$73,033	$69,962
Earnings per share: basic	$0.38	$0.57	$0.95	$0.90
Earnings per share: diluted	$0.34	$0.52	$0.85	$0.83
Weighted average common shares outstanding:
Basic	76,257	77,416	76,814	77,376
Diluted	85,452	83,859	85,588	84,514
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$29,201	$43,789	$73,033	$69,962
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5)	232	(51)	(194)
Net unrealized holding losses on available-for-sale debt securities (net of tax (benefit) expense of $(22) and $536, and $8 and $30, respectively)	(4)	1,696	(25)	94
Total other comprehensive (loss) income	(9)	1,928	(76)	(100)
Comprehensive income	$29,192	$45,717	$72,957	$69,862

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of
	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$322,603	$462,102
Short-term investments, net	120,189	131,295
Accounts receivable (net of allowance for doubtful accounts and returns of $5,377 and $4,050, respectively)	113,869	52,007
Inventory, net	7,042	8,386
Prepaid expenses and other current assets	57,454	73,062
Total current assets	621,157	726,852
Property and equipment, net	152,029	161,545
Finance lease right-of-use assets, net	301,772	310,844
Operating lease right-of-use assets, net	11,919	13,476
Content production assets, net	8,846	15,425
Investment securities	10,758	11,148
Deferred income tax assets, net	11,927	10,052
Other assets, net	47,529	47,980
Total assets	$1,165,937	$1,297,322
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$421	$100,412
Finance lease liabilities	9,541	9,587
Operating lease liabilities	5,008	3,963
Convertible debt	197,833	194,683
Accounts payable and accrued expenses	128,121	124,742
Deferred income	55,399	62,887
Total current liabilities	396,323	496,274
Long-term debt	21,493	21,700
Finance lease liabilities	374,719	379,894
Operating lease liabilities	7,381	9,723
Other non-current liabilities	5,082	937
Total liabilities	804,998	908,528
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 44,928,280 and 46,694,963 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	450	467
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 31,099,011 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	311	311
Additional paid-in capital	419,239	424,758
Accumulated other comprehensive income	2,909	2,985
Accumulated deficit	(61,970)	(39,727)
Total stockholders’ equity	360,939	388,794
Total liabilities and stockholders' equity	$1,165,937	$1,297,322

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2021
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, March 31, 2021	45,257	$453	31,099	$311	$420,014	$2,918	$(66,415)	$357,281
Net income	—	—	—	—	—	—	29,201	29,201
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Repurchase and retirement of common stock	(336)	(3)	—	—	(3,120)	—	(15,627)	(18,750)
Stock issuances, net	7	—	—	—	4	—	—	4
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(76)	—	—	(76)
Cash dividends declared	—	—	—	—	—	—	(9,129)	(9,129)
Stock-based compensation	—	—	—	—	2,417	—	—	2,417
Balance, June 30, 2021	44,928	$450	31,099	$311	$419,239	$2,909	$(61,970)	$360,939

	Six Months Ended June 30, 2021
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2020	46,695	$467	31,099	$311	$424,758	$2,985	$(39,727)	$388,794
Net income	—	—	—	—	—	—	73,033	73,033
Other comprehensive loss	—	—	—	—	—	(76)	—	(76)
Repurchase and retirement of common stock	(1,834)	(18)	—	—	(16,745)	—	(76,987)	(93,750)
Stock issuances and other, net	67	1	—	—	1,966	—	—	1,967
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(705)	—	—	(705)
Cash dividends declared	—	—	—	—	—	—	(18,289)	(18,289)
Stock-based compensation	—	—	—	—	9,965	—	—	9,965
Balance, June 30, 2021	44,928	$450	31,099	$311	$419,239	$2,909	$(61,970)	$360,939

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

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$73,033	$69,962
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	16,020	11,970
Depreciation and amortization	25,375	24,319
Other amortization	8,955	8,839
Loss on equity investments, net	808	3,773
Stock-based compensation	10,835	20,054
(Benefit from) provision for deferred income taxes	(1,869)	2,671
Other non-cash adjustments	444	9,411
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(63,148)	(6,228)
Inventory	2,739	399
Prepaid expenses and other assets	15,179	6,729
Content production assets	(9,092)	(14,675)
Accounts payable, accrued expenses and other liabilities	7,655	(3,831)
Deferred income	(7,516)	7,310
Net cash provided by operating activities	79,418	140,703
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(12,302)	(15,369)
Purchases of short-term investments	(132,640)	(30,987)
Proceeds from sales and maturities of short-term investments	143,005	67,685
Purchase of investment securities	(610)	(80)
Net cash (used in) provided by investing activities	(2,547)	21,249
FINANCING ACTIVITIES:
Repayment of long-term debt	(100,198)	(2,601)
Repayment of finance leases	(5,395)	(5,399)
Dividends paid	(18,289)	(18,579)
Proceeds from borrowings under Revolving Credit Facility	—	200,000
Taxes paid related to net settlement upon vesting of equity awards	(705)	(2,620)
Proceeds from issuance of stock and other	1,967	1,412
Repurchase and retirement of common stock	(93,750)	—
Net cash (used in) provided by financing activities	(216,370)	172,213
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(139,499)	334,165
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	462,102	90,447
CASH AND CASH EQUIVALENTS, END OF PERIOD	$322,603	$424,612
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$2,993	$3,389

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

We are an integrated media and entertainment company, principally engaged in the production and distribution of wrestling entertainment content through various channels, including our premium over-the-top network (“WWE Network”) monetized through license arrangements or through direct-to-consumer subscriptions, content rights agreements, pay-per-view event programming, filmed entertainment, live events, licensing of various WWE themed products, and the sale of consumer products featuring our brands. Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships. Effective March 18, 2021, the domestic monetization of WWE Network is generated from content license fees and certain shared sponsorship revenues from NBC Universal (“NBCU”). Media segment revenues for the six months ended June 30, 2021 include the upfront revenue recognition related to the delivery of certain intellectual property rights under this agreement.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues have been greatly limited since March 2020 and we expect this pattern to continue into 2021. We held our annual WrestleMania events on April 10 and 11, 2021 with a ticketed audience, and have resumed our live event touring schedule, which began on July 16, 2021.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

Note on the COVID-19 Pandemic

The global spread of COVID-19 and the various attempts to contain it resulted in restrictions, postponements and cancellations of various sports and other events and required us to cancel, postpone or relocate certain of our live events since March 2020. While restrictions are easing in the United States during the summer of 2021, and we have resumed our live event touring schedule on July 16, 2021, COVID-19 and its variants continue to create significant uncertainty and the full extent of the impact will depend on numerous evolving factors that we can neither predict nor control, including the pandemic’s duration and severity and the governmental, business

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

and individual responses to it. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations that are required by applicable governmental authorities and/or that we determine to be in the best interests of our employees, talent, customers, partners and stockholders. Any of the foregoing could have a material negative effect on our business and results of operations.

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

Included within Operating expenses are the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization and impairment of content production assets	$10,197	$3,059	$16,020	$11,970
Depreciation and amortization of WWE Network content delivery and technology assets	1,810	1,387	3,534	2,512
Amortization of right-of-use assets - finance leases of equipment	2,315	2,826	4,700	5,385
Depreciation on equipment used directly to support operations	149	140	296	276
Total depreciation and amortization included in operating expenses	$14,471	$7,412	$24,550	$20,143

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

The following tables present summarized financial information for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues:
Media	$233,790	$200,166	$475,817	$456,724
Live Events	9,239	983	9,711	18,512
Consumer Products	22,511	22,256	43,536	39,178
Total net revenues	$265,540	$223,405	$529,064	$514,414

Adjusted OIBDA:
Media	$86,197	$90,454	$192,796	$193,090
Live Events	1,150	(4,169)	(3,158)	(6,812)
Consumer Products	8,409	8,073	15,079	11,918
Corporate	(27,601)	(20,853)	(52,684)	(47,433)
Total Adjusted OIBDA	$68,155	$73,505	$152,033	$150,763

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total operating income	$46,351	$55,748	$111,407	$109,041
Depreciation and amortization	10,842	10,768	21,684	21,668
Stock-based compensation	2,855	6,989	10,835	20,054
Other adjustments (1)	8,107	—	8,107	—
Total Adjusted OIBDA	$68,155	$73,505	$152,033	$150,763

(1)Other adjustments for the three and six months ended June 30, 2021 include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

4. Revenues

Revenues are generally recognized when control of the promised goods or services is transferred to our customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. For certain contracts involving multiple performance obligations, the transaction (i.e., selling) price is allocated based on relative standalone selling prices of the goods or services. If a standalone selling price is not directly observable, it is estimated using acceptable methods such as the adjusted-market-assessment approach or cost plus a margin approach. Our revenues do not include material amounts of variable consideration. The variable consideration contained in our contracts relate primarily to sales or usage-based royalties earned on consumer product licensing contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. As it relates to our Consumer Products segment, the Company accounts for shipping and handling activities as fulfillment activities.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

We derive our revenues principally from the following sources: (i) content rights fees associated with the distribution of WWE’s media content, (ii) content license fees and subscriptions for WWE Network, (iii) fees for viewing our pay-per-view programming, (iv) feature film distribution, (v) advertising and sponsorship sales, (vi) live event ticket sales, (vii) consumer product licensing royalties from the sale by third-party licensees of WWE branded merchandise, (viii) direct-to-consumer sales of merchandise at our live event venues, and (ix) direct-to-consumer sales of our merchandise through eCommerce platforms.

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues:
Media Segment:
Network (including pay-per-view) (1)	$61,492	$49,349	$140,884	$92,884
Core content rights fees (2)	141,765	132,904	281,504	266,101
Advertising and sponsorships (3)	18,640	13,343	34,236	30,691
Other (4)	11,893	4,570	19,193	67,048
Total Media Segment net revenues	233,790	200,166	475,817	456,724
Live Events Segment:
North American ticket sales	6,692	—	6,692	15,206
International ticket sales	—	—	—	210
Advertising and sponsorships (5)	347	305	347	371
Other (6)	2,200	678	2,672	2,725
Total Live Events Segment net revenues	9,239	983	9,711	18,512
Consumer Products Segment:
Consumer product licensing	11,298	9,659	22,337	17,378
eCommerce	9,918	12,593	19,904	18,601
Venue merchandise	1,295	4	1,295	3,199
Total Consumer Products Segment net revenues	22,511	22,256	43,536	39,178
Total net revenues	$265,540	$223,405	$529,064	$514,414

(1)Network revenues consist of revenues earned from fees from customers of WWE Network and license fees under international licensed partner agreements, as well as amounts earned from our pay-per-view broadcasts. Effective March 18, 2021, network revenues include the domestic monetization of WWE Network generated from content license fees. Network revenues for the six months ended June 30, 2021 include the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights.

(2)Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, RAW and SmackDown, as well as our NXT programming, through global broadcast, pay television and digital platforms.

(3)Advertising and sponsorships revenues within our Media segment consist primarily of advertising revenues generated from the Company’s content on third-party social media platforms and sponsorship fees from sponsors who promote their products utilizing the Company’s media platforms, including promotion on the Company’s digital websites and on-air promotional media spots.

(4)Other revenues within our Media segment reflect revenues earned from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

(5)Advertising and sponsorships revenues within our Live Events segment primarily consists of fees from advertisers and sponsors who promote their products utilizing the Company’s live events (i.e., presenting sponsor of fan engagement events and advertising signage at the event).

(6)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commissions earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

WWE Network subscriptions revenues for international subscribers, and domestic subscribers through March 17, 2021, are recorded over time during the subscription term, and our consumer product licensing revenues are recorded over time during the licensing period. Other revenue streams identified in the table above are generally recognized at a point-in-time when the performance obligations are satisfied.

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

Remaining Performance Obligations

As of June 30, 2021, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,716,748, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2021 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2021 through 2025. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2021 through 2028. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties earned on consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e., contract liabilities) as of June 30, 2021 and December 31, 2020 was $55,427 and $62,943, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $675 and $725 at June 30, 2021 and December 31, 2020, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. During the three and six months ended June 30, 2021 and 2020, the amount of amortization was $25 and $50, respectively, in both periods, and there was no impairment in relation to the costs capitalized.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$29,201	$43,789	$73,033	$69,962

Weighted average basic common shares outstanding	76,257	77,416	76,814	77,376
Dilutive effect of restricted and performance stock units	572	625	477	632
Dilutive effect of convertible debt instruments	8,620	5,815	8,292	6,499
Dilutive effect of employee share purchase plan	3	3	5	7
Weighted average dilutive common shares outstanding	85,452	83,859	85,588	84,514

Earnings per share:
Basic	$0.38	$0.57	$0.95	$0.90
Diluted	$0.34	$0.52	$0.85	$0.83

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	4,841	3,610	4,697	3,910

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

For reporting periods with net income, the denominator of our diluted earnings per share calculation includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator also includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes had a $0.04 and $0.04, and $0.09 and $0.07 impact on diluted earnings per share for the three and six months ended June 30, 2021 and 2020, respectively. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs, the Company’s qualified employee stock purchase plan and shares issued to the Company’s Board of Directors, totaled $2,855 and $6,989, and $10,835 and $20,054, for the three and six months ended June 30, 2021 and 2020, respectively.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our RSUs are determined using the fair market value of the Company’s common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs have

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

a service requirement typically over a 3.5 year vesting schedule and vest in equal annual installments. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

During the first quarter of 2021, the Compensation Committee approved the grant of RSUs to certain eligible employees for an aggregate value of $1,666. These awards vary from the typical RSU grant in that the awards vested immediately upon grant. The units associated with these awards are included in the table below.

The following table summarizes the RSU activity during the six months ended June 30, 2021:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	250,306	$53.78
Granted	196,300	$50.74
Vested	(32,980)	$57.62
Forfeited (1)	(66,758)	$52.16
Dividend equivalents	1,582	$53.59
Unvested at June 30, 2021	348,450	$53.12

(1)Of this amount, 38,266 shares were forfeited as a result of certain terminations primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

Performance Stock Units

The Company grants performance stock units (“PSUs”) to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our PSUs are initially determined using the fair market value of the Company’s common stock on the date the awards are approved by our Compensation Committee (service inception date). The vesting of these PSUs are subject to certain performance conditions and a service requirement of typically 3.5 years. Until the performance conditions are met, stock compensation costs associated with these PSUs are re-measured each reporting period based upon the fair market value of the Company’s common stock and the estimated performance attainment on the reporting date. The ultimate number of PSUs that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance conditions. Stock compensation costs for our PSUs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. Unvested PSUs accrue dividend equivalents once the performance conditions are met at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying PSUs.

During the third quarter of 2020, the Compensation Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. This award vests in two tranches of 40%, and 60%, during the years 2022 and 2025, respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award of $9,000 has performance conditions tied to results through September 2025. The Company began expensing the second award of $9,000 concurrent with the first award beginning on the service inception date in August 2020. The Company accounts for the first award as an equity award since the target shares are known at inception, while the second award is classified as a liability award until the number of shares is determined upon settlement of the award. The liability and the corresponding expense are adjusted at the end of each reporting period until the date of settlement, considering the probability that the performance conditions will be satisfied. As of June 30, 2021, the liability portion of the award was $1,582, which is included in Other non-current liabilities on the Consolidated Balance Sheet. There are no units associated with the second award in the table below as of June 30, 2021 since the initial target number of shares will be determined by the Compensation Committee in 2022 based on the terms of the award.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The following table summarizes the PSU activity during the six months ended June 30, 2021:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	578,750	$57.13
Granted	302,518	$57.89
Achievement adjustment	(96,976)	$56.00
Forfeited (1)	(128,199)	$62.10
Dividend equivalents	1,836	$63.83
Unvested at June 30, 2021	657,929	$61.54

(1)Of this amount, 66,702 shares were forfeited as a result of certain terminations primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

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

The following table summarizes the PSU-TSR activity during the six months ended June 30, 2021:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	57,965	$47.30
Granted	—	$—
Achievement adjustment	5,319	$47.28
Vested	—	$—
Forfeited	—	$—
Dividend equivalents	—	$—
Unvested at June 30, 2021	63,284	$47.28

 During the first quarter of 2021, it was determined that the percentile ranking of WWE’s total shareholder return performance related to the second performance period were met, which resulted in an achievement adjustment increase of 5,319 PSU-TSRs in 2021 relating to the initial 2018 PSU-TSR grant.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2021	2020
Land, buildings and improvements	$163,351	$163,597
Equipment	147,158	145,243
Corporate aircraft	32,249	32,249
Vehicles	1,007	1,007
Projects in progress	17,225	17,681
	360,990	359,777
Less: accumulated depreciation and amortization	(208,961)	(198,232)
Total	$152,029	$161,545

Depreciation expense for property and equipment totaled $10,214 and $9,711, and $20,330 and $19,277, for the three and six months ended June 30, 2021 and 2020, respectively.

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of June 30, 2021, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarters lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to eight years, some of which may also include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to six years. Generally, no covenants are imposed by our lease agreements.

As it relates to the Company’s new global headquarters lease, in November 2020 the landlord granted a rent deferral of $6,590 for a portion of the rental payments due during 2021. The rent deferral amount will be payable over a five year period from 2022 through 2026. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make an accounting policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified lease contract results in total cash flows that are substantially the same or less than the cash flows in the original lease contract. The Company has elected to account for the rent deferral resulting directly from COVID-19 as though the enforceable rights and obligations to the deferral existed in the original lease contract at lease inception, and will not account for the concession as a lease modification. In lieu of applying lease modification accounting, the Company will account for the rent deferral by accruing an accounts payable during the rent concession periods in 2021 and relieve the payable during 2022 through 2026 when the deferred rents are due. The amount of this deferral was $3,911 as of June 30, 2021, with $3,305 included as a component of Other non-current liabilities and $606 included as a component of Accounts payable and accrued expenses on our Consolidated Balance Sheet.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$4,588	$5,092	$9,246	$9,917
Interest on lease liabilities	4,706	4,574	9,412	9,002
Operating lease costs	1,626	1,376	3,144	2,964
Other short-term and variable lease costs	404	416	812	870
Sublease income (1)	(5)	—	(5)	(16)
Total lease costs	$11,319	$11,458	$22,609	$22,737

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2,737	$334	$5,500	$575
Operating cash flows from operating leases	$1,415	$1,168	$2,743	$2,547
Finance cash flows from finance leases	$2,672	$2,788	$5,395	$5,399
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$66	$174	$33,186
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,238	$3,457	$2,586

	As of
	June 30,
	2021	2020
Weighted-average remaining lease term - finance leases	27.2 years	28.9 years
Weighted-average remaining lease term - operating leases	3.1 years	4.5 years
Weighted-average discount rate - finance leases	4.9%	4.9%
Weighted-average discount rate - operating leases	3.5%	4.3%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of June 30, 2021 were as follows:

	Operating	Finance
	Leases	Leases
2021	$2,781	$13,479
2022	4,952	28,941
2023	2,753	28,424
2024	1,195	26,331
2025	599	23,160
Thereafter	866	620,982
Total lease payment	13,146	741,317
Less: imputed interest	(757)	(357,057)
Total future minimum lease payments	$12,389	$384,260

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

9. Content Production Assets, Net

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
In release	$4,265	$6,608	$376	$173
In production	2,970	7,926	808	340
In development	427	378	—	—
Total	$7,662	$14,912	$1,184	$513

As of June 30, 2021, approximately 70% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of June 30, 2021, all of the “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

Amortization and impairment of content production assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Content production amortization expense - assets monetized individually	$8,428	$1,961	$12,924	$9,425
Content production amortization expense - assets monetized as a film group	1,736	837	3,034	2,124
Content production impairment charges (1)	—	261	—	421
Content production development write-offs (2)	33	—	62	—
Total amortization and impairment of content production assets	$10,197	$3,059	$16,020	$11,970

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

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	June 30,	December 31,
	2021	2020
Equity method investments	$—	$1,000
Nonmarketable equity investments without readily determinable fair values	10,758	10,148
Total investment securities	$10,758	$11,148

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Equity Method Investments

Our equity method investments related primarily to an investment in an apparel and lifestyle brand. To the extent the investees record income or losses, the Company records our share proportionate to our ownership percentage, and any dividends received reduce the carrying value amount of the investments. Net equity method earnings from our equity method investments are included as a component of Other income (expense), net on the Consolidated Statements of Operations. Net dividends received from our equity method investments are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities.

We evaluate our equity method investments for impairment when events indicate that the fair value of the investments may be below the carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value. During the three months ended June 30, 2021, the Company exited its equity method investment in an apparel and lifestyle brand and recorded an impairment charge of $808 to write-down the carrying value of the investment to zero as a result of the settlement with the investee. During the six months ended June 30, 2020, the Company recorded an impairment charge of $8,828 on our equity method investments for the excess of the carrying value over its estimated fair value as a result of our impairment evaluation. The impairment charges are included as a component of Other (expense) income, net in the Consolidated Statements of Operations.

The following table presents the net equity method earnings from our equity method investments and net dividends received from our equity method investments for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net equity method earnings	$332	$243	$445	$426
Net dividends received	(450)	22	(638)	(175)
Equity in earnings of affiliate, net of dividends received	$(118)	$265	$(193)	$251

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

The Company did not record any impairment charges on these investments during the three and six months ended June 30, 2021. During the six months ended June 30, 2020, the Company recorded an impairment charge of $2,715 on our investment in a themed attraction touring company for the excess of the carrying value over its estimated fair value as a result of our impairment evaluation. This impairment charge is included as a component of Other (expense) income, net in the Consolidated Statements of Operations. In addition, there were no observable price change events that were completed during the three and six months ended June 30, 2021 and 2020.

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of June 30, 2021				As of December 31, 2020
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$13,629	$6	$—	$13,635	$99,973	$21	$—	$99,994
Corporate bonds	105,234	32	(13)	105,253	25,078	6	(1)	25,083
Government agency bonds	1,300	1	—	1,301	6,187	31	—	6,218
Total	$120,163	$39	$(13)	$120,189	$131,238	$58	$(1)	$131,295

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The Company evaluates its individual available-for-sale debt securities that are in an unrealized loss position each reporting period and determines whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of June 30, 2021 and 2020, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was insignificant. We did not record an allowance for credit losses on these securities. Accordingly, during the three and six months ended June 30, 2021 and 2020, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

As of June 30, 2021, contractual remaining maturities of these securities are as follows:

Maturities
U.S. Treasury securities	2 months - 1 year
Corporate bonds	2 months - 2 years
Municipal bonds	N/A
Government agency bonds	1 month

During the three and six months ended June 30, 2021 and 2020, we recognized $98 and $493, and $185 and $1,414, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income (expense), net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Proceeds from sales and maturities of short-term investments	$120,163	$34,150	$143,005	$67,685
Purchases of short-term investments	$80,235	$22,302	$132,640	$30,987

11. Fair Value Measurement

Fair value is determined based on the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The accounting guidance establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three input levels of the fair value hierarchy are summarized as follows:

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

The fair value measurements of our equity investments without readily determinable fair values and our equity method investments are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. For our equity investments without readily determinable fair values, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. During the six months ended June 30, 2021, the Company recorded impairment charges of $808 on our equity method investments resulting from our impairment evaluations. During the six months ended June 30, 2020, the Company recorded impairment charges of $8,828 and $2,715 on our equity method investments and nonmarketable equity investments, respectively, as a result of our impairment evaluations. Refer to Note 10, Investment Securities and Short-Term Investments, for further discussion.

The Company’s long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment during the three and six months ended June 30, 2021 and 2020. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

The Company did not record any impairment charges on content production assets during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company recorded impairment charges of $421 on content production assets based upon fair value measurements of $512. Refer to Note 9, Content Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company’s debt, consisting of a mortgage loan assumed in connection with a building purchase, is estimated based upon quoted price estimates for similar debt arrangements. At June 30, 2021, the carrying amount of the mortgage loan approximates its fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of June 30, 2021 and December 31, 2020, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$209,487	$200,209	$208,437	$197,475

(1)The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	June 30,	December 31,
	2021	2020
Trade related	$12,301	$7,274
Staff related (1)	22,885	17,682
Management incentive compensation	11,068	14,266
Talent related	3,995	4,605
Accrued WWE Network related expenses	11,954	4,253
Accrued event and television production	8,549	12,888
Accrued legal and professional	5,792	4,614
Accrued legal settlements (2)	39,000	39,000
Accrued purchases of property and equipment	2,993	4,365
Accrued film liability	238	6,100
Accrued other	9,346	9,695
Total	$128,121	$124,742

(1)Staff related includes accruals related to severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization during the second quarter of 2021.

(2)Accrued legal settlements includes a settlement that is fully covered by an expected insurance recovery through the Company’s insurance carriers. Accordingly, an insurance loss recovery asset is recorded as a component of Prepaid expenses and other current assets on our Balance Sheets.

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least September 30, 2021. As of June 30, 2021, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of June 30, 2021, no actual conversions have occurred to date. See Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount at its issuance date estimated fair value. The debt discount is amortized as additional non-cash interest expense over the term of the Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the Note issuances, we allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component are amortized as non-cash interest expense over the term of the Convertible Notes. Offering costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The Convertible Notes consisted of the following components:

	As of
	June 30,	December 31,
	2021	2020
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(14,791)	(17,525)
Less: Unamortized debt issuance costs	(2,376)	(2,792)
Net carrying amount	$197,833	$194,683

Equity component (1)	$35,547	$35,547

(1)Recorded in the Consolidated Balance Sheets within Additional paid-in capital.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
3.375% contractual coupon	$1,814	$1,814	$3,628	$3,628
Amortization of debt discount	1,379	1,293	2,735	2,565
Amortization of debt issuance costs	210	190	415	409
Interest expense	$3,403	$3,297	$6,778	$6,602

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

14. Long-Term Debt and Credit Facility

Included within Long-Term Debt are the following:

	As of
	June 30,	December 31,
	2021	2020
Current portion of long-term debt:
Revolving Credit Facility	$—	$100,000
Mortgage	421	412
Total current portion of long-term debt	$421	$100,412

Long-term debt:
Mortgage	$21,493	$21,700
Total long-term debt	$21,493	$21,700

Total	$21,914	$122,112

Revolving Credit Facility

In May 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company’s current consolidated leverage ratio. As of June 30, 2021, the LIBOR-based rate plus margin was 1.15%, and the Company is required to pay a commitment fee calculated at a rate per annum of 0.15% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

In April 2020, as a precautionary measure to further strengthen liquidity due to the impact of COVID-19, the Company borrowed $200,000 under its Revolving Credit Facility. In December 2020, the Company repaid $100,000 of the borrowings, and in January 2021, the Company repaid the remaining $100,000. As of June 30, 2021, the Company was in compliance with the terms of the Revolving Credit Facility and had available debt capacity under the Revolving Credit Facility of $200,000. As of June 30, 2021 and December 31, 2020, there was $0 and $100,000 outstanding under the Revolving Credit Facility, respectively.

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

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including WWE Network, television, pay-per-view distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At June 30, 2021, our largest receivable balance from customers was 44% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance. At December 31, 2020, there were no customers that individually exceeded 10% of our gross accounts receivable balance.

16. Income Taxes

As of June 30, 2021 and December 31, 2020, we had $11,927 and $10,052, respectively, of deferred income tax assets, net, included in our Consolidated Balance Sheets.

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

17. Content Production Incentives

The Company has access to various governmental programs that are designed to promote content production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film production activities and capital projects are recorded as an offset to the related asset balances. Incentives earned with respect to television and other production activities are recorded as an offset to production expenses. The Company recognizes these benefits when we have reasonable assurance regarding the realizable amount of the incentives. The Company did not record any content production incentives during the three and six months ended June 30, 2021 and 2020.

18. Commitments and Contingencies

Our future commitments related to our operating and finance leases are separately disclosed in Note 8, Leases.

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and sought class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company’s motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits sought unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purport to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contain many of the same allegations as the other lawsuits alleging traumatic brain injuries and further allege that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims are time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleges that the booking contracts and other agreements between the plaintiffs and the Company are unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleges claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss and for sanctions with respect to this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss and for sanctions with respect to the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believed that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017, the Windham defendants filed a

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that was going to determine the merits of the appeals. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company and Mr. McMahon filed their appellees’ brief on October 7, 2019. The plaintiffs-appellants filed a reply brief on October 28, 2019. The Second Circuit held oral argument on June 5, 2020. On September 9, 2020, the Second Circuit issued a summary order, dismissing the appeals of the sanctions orders and the merits appeals of the dismissal of all claims in the Haynes, McCullough, Frazier, and Singleton cases for lack of appellate jurisdiction and affirming the judgment of the district court on all other claims. On September 23, 2020, the plaintiffs-appellants filed a petition for rehearing/rehearing en banc, which was denied on October 15, 2020. On February 24, 2021, the plaintiffs-appellants filed a petition for writ of certiorari with the U.S. Supreme Court. On March 26, 2021, the Company filed an opposition to the petition for writ of certiorari. On April 26, 2021, the U.S. Supreme Court denied the plaintiffs-appellants’ petition for writ of certiorari. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit. The Company intends to continue to defend itself against any further attempt to appeal these decisions vigorously.

On March 6, 2020, the Company along with its Chairman and CEO, Vince McMahon, and former-WWE officers and directors, Michelle Wilson and George Barrios (collectively, the “Individual Defendants”), were sued in the U.S. District Court for the Southern District of New York in a case captioned City of Warren Police and Fire Retirement System, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02031-JSR. The complaint alleges that the Company and the Individual Defendants made materially false and misleading statements in violation of the Securities Exchange Act of 1934 regarding WWE’s strategic relationship with the Kingdom of Saudi Arabia. Specifically, the complaint alleges that various public statements made by the Company and the Individual Defendants were false and misleading because they failed to disclose certain adverse facts regarding WWE’s strategic relationship with Saudi Arabia that supposedly was known by them and, as a result, the plaintiff class allegedly purchased WWE stock at artificially inflated prices. On March 12, 2020 a nearly-identical lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Paul Szaniawski, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02223-JSR. This lawsuit was filed as related to the City of Warren case and was assigned to the same judge handling the City of Warren case. By Order dated May 12, 2020, the City of Warren and Szaniawski lawsuits were consolidated for all purposes. After multiple parties filed motions to be appointed lead plaintiff for the putative class in the consolidated action, on May 22, 2020, the Court issued a memorandum order selecting the Firefighters’ Pension System of the City of Kansas City, Missouri to be lead plaintiff and their attorneys, Labaton Sucharow LLP, to be lead counsel for the putative class. On May 26, 2020, the Company served Rule 11 motion for sanctions on the attorneys for the City of Warren Police and Fire Retirement System, the attorneys for Paul Szaniawski, and Labaton Sucharow LLP. The Rule 11 motion identified false allegations in the originally filed complaints and was supported by six declarations from Company executives and third-parties with direct first-hand knowledge of the matters at issue. Following service of the Rule 11 motion, the attorneys for the City of Warren Police and Fire Retirement System and the attorneys for Paul Szaniawski voluntarily dismissed their complaints before the expiration of the Rule 11 safe-harbor period. On June 8, 2020, the Firefighters’ Pension System of the City of Kansas City, Missouri filed a consolidated amended class action complaint. On June 26, 2020, the Company moved to dismiss the consolidated amended complaint in its entirety. The Court held oral argument on the Company’s motion to dismiss on July 30, 2020. On August 6, 2020, the Court denied the Company’s motion to dismiss. On August 19, 2020, the Court issued a case management plan that, among other things, scheduled this case to be trial ready on February 22, 2021. On November 18, 2020, the Company entered into a term sheet (the “Term Sheet”) to settle this action, subject to notice to the class and preliminary and final approval by the Court. The settlement includes a full release of all Defendants in connection with the allegations made in the lawsuit, and does not contain any admission of liability or admission as to the validity or truth of any or all allegations or claims by any of the Defendants. The Term Sheet provided for a settlement payment, subject to Court approval, of $39,000 (inclusive of all Plaintiffs’ attorneys fees and expenses and settlement costs), all of which the Company expects will be paid by the Company’s insurance carriers. The Company believed that resolving the matter is the right business decision and that it is prudent to end the protracted and uncertain class action process. On December 23, 2020, lead plaintiff filed an unopposed motion for preliminary approval of settlement with the Court. On March 8, 2021, the Court granted preliminary approval of the class action settlement, and on July 1, 2021, the Court granted final approval of the class action settlement and entered final judgment.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Additionally, six purported shareholder derivative suits have been filed against the members of the Company’s Board of Directors and former-senior executives of the Company patterned after the securities class action complaints filed in the U.S. District Court for the Southern District of New York. Merholz et al. v. Vincent K. McMahon et al, No. 3:20-cv-00557-VAB, was filed in the U.S. District Court for the District of Connecticut and assigned to the Honorable Victor A. Bolden. On May 29, 2020, the Defendants served Merholz’s counsel with a Rule 11 motion that identified the false allegations in the complaint. On May 19, 2020, Merholz filed an amended complaint prior to the expiration of the Rule 11 safe-harbor period, which is substantially similar to the consolidated amended class action complaint filed in the securities class action. Because Merholz’s amended complaint continued to assert allegations that were proven to be false by the Defendants’ Rule 11 motion regarding the original complaint, the Defendants served Merholz’s counsel with a Rule 11 motion regarding the amended complaint on July 2, 2020. On July 28, 2020, Merholz filed a second amended complaint. Kooi et al. v. Vincent K. McMahon et al., No. 3:20-cv-00743-VAB, was originally filed in Connecticut Superior Court and was removed by the Defendants to the U.S. District Court for the District of Connecticut on June 1, 2020. The Kooi lawsuit was deemed to be related to the Merholz lawsuit and transferred to Judge Bolden. On June 8, 2020, Kooi filed a motion to remand the lawsuit to state court. The Defendants filed its opposition to the motion to remand on June 29, 2020. Following Kooi’s affirmation of the allegations of the complaint in federal court by filing the motion to remand, on June 12, 2020, the Defendants served Kooi’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz lawsuit. On July 3, 2020, Kooi filed an amended complaint that withdrew the false allegations identified in the Defendants’ Rule 11 motion. Nordstrom et al. v. Vincent K. McMahon et al., No. 3:20-cv-00904-VAB, was originally filed in Connecticut Superior Court, and also removed by the Defendants to the U.S. District Court for the District of Connecticut on July 1, 2020. The Nordstrom lawsuit was deemed to be related to the Merholz and Kooi lawsuits and was also transferred to Judge Bolden. Following Nordstrom’s affirmation of the allegations of the complaint in federal court, on July 24, 2020, the Defendants served Nordstrom’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz and Kooi lawsuits. On July 31, 2020, Nordstrom filed a motion to remand the lawsuit to state court, which the Defendants opposed. On August 14, 2020, Nordstrom filed an amended complaint in the U.S. District Court for the District of Connecticut. On July 2, 2020, the Defendants moved to consolidate the Merholz, Kooi, and Nordstrom lawsuits for all purposes. Following a status conference held on July 24, 2020, on August 1, 2020, the Court denied the Defendants’ motion to consolidate without prejudice to renew following resolution of any motions to dismiss and motions to remand. The Defendants filed a consolidated motion to dismiss the complaints in the Merholz, Kooi, and Nordstrom lawsuits on August 28, 2020. Merholz, Kooi, and Nordstrom filed oppositions to the motion to dismiss on September 18, 2020 and the Defendants filed its reply on October 2, 2020. On October 23, 2020, another shareholder, Dennis Palkon, moved to intervene in the proceedings before Judge Bolden, to have his counsel appointed as lead counsel, to designate the proposed complaint that he filed with his motion to intervene as the operative complaint, and to deny as moot Defendants’ pending motions to dismiss in light of the newly-filed complaint. On November 7, 2020, the Court granted the Defendants’ motion to dismiss the Merholz, Kooi, and Nordstrom actions without prejudice, while reserving a determination on whether the dismissal would be with prejudice pending resolution of the motion to intervene. On November 20, 2020, the Defendants filed their Opposition to Palkon’s motion to intervene and Palkon filed his reply on December 4, 2020. On October 28, 2020, another shareholder, Bernard Leavy, filed a notice of joinder in Palkon’s motion to intervene, which the Defendants opposed. On May 13, 2021, Merholz, along with Jiminez, filed a complaint in Connecticut Superior Court containing substantially similar allegations to those in the Merholz federal action. Defendants removed the Merholz/Jiminez state court action to the U.S. District Court for the District of Connecticut on June 9, 2021, and it was transferred to Judge Bolden as a related case. Merholz/Jiminez moved to remand the case to state court on June 22, 2021. Defendants filed an opposition to the motion to remand on July 13, 2021. On June 16, 2021, Defendants moved to dismiss the new complaint in its entirety. Merholz/Jiminez filed an opposition to the motion to dismiss on July 7, 2021. On June 7, 2021, City of Pontiac filed a complaint in Connecticut Superior Court, asserting substantially similar allegations as in the other derivative actions. Defendants removed that action to the U.S. District Court for the District of Connecticut on July 7, 2021 and, the same day, filed a motion to dismiss that complaint in its entirety. The City of Pontiac lawsuit also was transferred to Judge Bolden as a related case. On June 10, 2021, Rezendez filed a complaint in the U.S. District Court for the District of Connecticut, asserting substantially similar allegations as in the other derivative actions. The Company believes that all claims in the derivative actions, just as the claims in the related securities class action, are without merit, and intends to defend itself and the members of the Board of Directors vigorously against them.

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

During the three months ended June 30, 2021, the Company repurchased 336,177 shares of common stock in the open market at an average price of $55.77 for an aggregate amount of $18,750. During the six months ended June 30, 2021, the Company repurchased 1,833,997 shares of common stock in the open market at an average price of $51.12 for an aggregate amount of $93,750. The Company did not repurchase any shares of common stock in the open market during the three and six months ended June 30, 2020. All share repurchases have been retired. As of June 30, 2021, $322,809 of common stock may be repurchased under the stock repurchase program announced in February 2019.

Stock repurchases are accounted for under the cost method. All shares repurchased to date have been retired by the Company with no unsettled share repurchases as of June 30, 2021. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings, with certain limitations. The portion allocated to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. Direct costs incurred to repurchase the common stock were not material and were expensed in the period incurred. For the three and six months ended June 30, 2021, $15,627 and $3,120, and $76,987 and $16,745, was deducted from retained earnings and additional paid-in capital, respectively, related to the common stock shares retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships. Effective March 18, 2021, the domestic monetization of WWE Network is generated from content license fees and certain shared sponsorship revenues from NBC Universal (“NBCU”). Media segment revenues for the six months ended June 30, 2021 include the upfront revenue recognition related to the delivery of certain intellectual property rights under this agreement.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues have been greatly limited since March 2020 and we expect this pattern to continue into 2021. We held our annual WrestleMania events on April 10 and 11, 2021 with a ticketed audience, and have resumed our live event touring schedule, which began on July 16, 2021.

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

Summary

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Net revenues
Media	$233.9	$200.1	17%
Live Events	9.2	1.0	820%
Consumer Products	22.5	22.3	1%
Total net revenues (1)	265.6	223.4	19%
Operating expenses
Media	134.5	99.2	36%
Live Events	8.0	4.6	74%
Consumer Products	13.6	13.6	—%
Total operating expenses (2)	156.1	117.4	33%
Marketing and selling expenses
Media	14.8	15.6	(5)%
Live Events	0.4	0.9	(56)%
Consumer Products	0.8	1.0	(20)%
Total marketing and selling expenses	16.0	17.5	(9)%
General and administrative expenses (3)	36.3	22.0	65%
Depreciation and amortization	10.9	10.8	1%
Operating income	46.3	55.7	(17)%
Interest expense	8.5	9.1	(7)%
Other (expense) income, net	(0.1)	8.5	(101)%
Income before income taxes	37.7	55.1	(32)%
Provision for income taxes	8.5	11.3	(25)%
Net income	$29.2	$43.8	(33)%

(1)Our consolidated net revenues increased by $42.2 million, or 19%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by incremental network revenues of $12.1 million due to the recognition of content license fees associated with the delivery of new WWE Network content. The current year quarter also includes additional revenues of $9.4 million associated with the delivery and performance of our WWE Studios portfolio and $8.9 million associated with the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. These increases were coupled with $8.0 million of higher ticket and merchandise sales from our live events due to the return of ticketed audiences at our WrestleMania events. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $38.7 million, or 33%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $35.9 million of higher content creation and event related costs due to producing our content from WWE ThunderDome and our annual WrestleMania events that were held at Raymond James Stadium in Tampa, Florida with a ticketed audience. During the prior year quarter, we produced content, including WrestleMania, at our training facility at a lower cost. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $14.3 million, or 65%, in the current year quarter as compared to the prior year quarter. This increase was driven by an increase in staff related costs of $12.6 million, including $8.1 million of severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization during the current year quarter. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	June 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$46.3	17%	$55.7	25%
Depreciation and amortization	10.9	4%	10.8	5%
Stock-based compensation	2.8	1%	7.0	3%
Other adjustments (1)	8.1	3%	—	—%
Adjusted OIBDA	$68.1	26%	$73.5	33%

(1)Other adjustments in the current year quarter include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Adjusted OIBDA
Media	$86.2	$90.5	(5)%
Live Events	1.1	(4.2)	126%
Consumer Products	8.4	8.1	4%
Corporate	(27.6)	(20.9)	(32)%
Total Adjusted OIBDA	$68.1	$73.5	(7)%

Media

The following tables present the performance results and key drivers for our Media segment:

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$61.5	$49.4	24%
Core content rights fees (2)	141.8	132.9	7%
Advertising and sponsorship (3)	18.7	13.3	41%
Other (4)	11.9	4.5	164%
Total net revenues	$233.9	$200.1	17%

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

(3)Advertising and sponsorships revenues within our Media segment consist primarily of advertising revenues generated from the Company’s content on third-party social media platforms and sponsorship fees from sponsors who promote their products utilizing the Company’s media platforms, including promotion on the Company’s digital websites and on-air promotional media spots.

(4)Other revenues within our Media segment reflect revenues earned from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

	Three Months Ended
	June 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$80.8	35%	$81.6	41%
Depreciation and amortization	3.8	2%	3.8	2%
Stock-based compensation	1.6	1%	5.1	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$86.2	37%	$90.5	45%

Media net revenues increased by $33.8 million, or 17%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by an increase in Network revenues of $12.1 million, or 24%, primarily driven by content license fees associated with the delivery of new WWE Network content, coupled with an increase in our core content rights fees of $8.9 million, or 7%, driven primarily by the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. Other revenues within the Media segment increased by $7.4 million, or 164%, primarily driven by an increase of $9.4 million due to the timing of delivery and performance of our WWE Studios portfolio, partially offset by a reduction of $2.4 million due to the timing of our reality-based programming.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was driven by increased content creation related costs of $30.5 million, partially offset by the incremental network and core content rights fees revenues, as discussed above.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Net Revenues
North American ticket sales	$6.7	$—	NM
International ticket sales	—	—	—%
Advertising and sponsorship (1)	0.3	0.3	—%
Other (2)	2.2	0.7	214%
Total net revenues	$9.2	$1.0	820%

Operating Metrics (3)
Total live event attendance	40,400	—	NM
Number of North American events	2	—	NM
Average North American attendance	20,190	—	NM
Average North American ticket price (dollars)	$161.35	$—	NM
Number of international events	—	—	—%
Average international attendance	—	—	—%
Average international ticket price (dollars)	$—	$—	—%

(1)Advertising and sponsorships revenues within our Live Events segment primarily consists of fees from advertisers and sponsors who promote their products utilizing the Company’s live events (i.e., presenting sponsor of fan engagement events and advertising signage at the event).

(2)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(3)Metrics exclude the events for our domestic and United Kingdom NXT brands. These are our developmental brands that typically conduct their events in smaller venues with lower ticket prices. We did not conduct any ticketed NXT events in the periods presented.

	Three Months Ended
	June 30,
	2021		2020
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$0.9	10%	$(4.5)	(450)%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.2	2%	0.3	30%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$1.1	12%	$(4.2)	(420)%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $8.2 million, or 820%, in the current year quarter as compared to the prior year quarter. Revenues from our ticket sales increased to $6.7 million due to the impact of our two WrestleMania events during the current year quarter. There were no ticket sales in the prior year quarter due to the cancellation of ticketed events as a result of COVID-19.

Live Events Adjusted OIBDA increased in the current year quarter as compared to the prior year quarter. This increase was driven by the impact of the return of two ticketed WrestleMania events.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Net Revenues
Consumer product licensing	$11.3	$9.7	16%
eCommerce	9.9	12.6	(21)%
Venue merchandise	1.3	—	NM
Total net revenues	$22.5	$22.3	1%

Operating Metrics
Average eCommerce revenue per order (dollars)	$73.46	$58.36	26%
Number of eCommerce orders	134,000	215,500	(38)%
Venue merchandise domestic per capita spending (dollars)	$32.09	$—	NM

	Three Months Ended
	June 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$7.9	35%	$7.6	34%
Depreciation and amortization	0.1	0%	—	—%
Stock-based compensation	0.4	2%	0.5	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$8.4	37%	$8.1	36%

Consumer Products net revenues were essentially unchanged in the current year quarter as compared to the prior year quarter. Consumer product licensing revenue increased by $1.6 million, or 16%, primarily due to higher sales of the Company’s licensed toys and collectibles. Venue merchandise revenues increased to $1.3 million driven by the sale of merchandise at our WrestleMania events in the current year. This event was held without ticketed attendance in the prior year quarter as a result of COVID-19. These increases were mostly offset by a decline in eCommerce revenues of $2.7 million, or 21%, primarily due to a 38% decline in the volume of online merchandise orders, which was driven, in part, by changes in consumer spending habits.

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

	Three Months Ended
	June 30,
	2021		2020
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(43.3)	(16)%	$(29.0)	(13)%
Depreciation and amortization	7.0	3%	7.0	3%
Stock-based compensation	0.6	0%	1.1	0%
Other adjustments (1)	8.1	3%	—	—%
Adjusted OIBDA	$(27.6)	(10)%	$(20.9)	(9)%

(1)Other adjustments in the current year quarter include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. Our policy is to record Company-wide severance expenses as unallocated corporate general and administrative expenses.

Corporate Adjusted OIBDA decreased by $6.7 million, or 32%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by $4.9 million of additional staff related costs.

Depreciation and Amortization

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Depreciation and amortization	$10.9	$10.8	1%

Depreciation and amortization expense was essentially unchanged in the current year quarter as compared to the prior year quarter.

Interest Expense

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Interest expense	$8.5	$9.1	(7)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, declined by $0.6 million in the current year quarter as compared to the prior year quarter. The prior year quarter includes additional expenses related to the outstanding amounts under our revolving credit facility.

Other Income (Expense), Net

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Other income (expense), net	$(0.1)	$8.5	(101)%

Other income (expense), net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. The decrease of $8.6 million in the current year quarter is driven by the timing of certain unrealized holding gains related to our equity investments. In the prior year quarter, we recognized $7.9 million of unrealized holding gains resulting from valuation adjustments on our marketable equity investments.

Income Taxes

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Provision for (benefit from) income taxes	$8.5	$11.3	(25)%
Effective tax rate	23%	20%

The effective tax rate increased in the current year quarter as compared to the prior year quarter. This increase was primarily driven by additional state income taxes.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Net revenues
Media	$475.9	$456.7	4%
Live Events	9.7	18.5	(48)%
Consumer Products	43.5	39.2	11%
Total net revenues (1)	529.1	514.4	3%
Operating expenses
Media	258.4	243.6	6%
Live Events	12.4	22.6	(45)%
Consumer Products	27.4	26.6	3%
Total operating expenses (2)	298.2	292.8	2%
Marketing and selling expenses
Media	32.1	34.5	(7)%
Live Events	0.9	3.7	(76)%
Consumer Products	1.9	2.0	(5)%
Total marketing and selling expenses (3)	34.9	40.2	(13)%
General and administrative expenses (4)	62.9	50.7	24%
Depreciation and amortization	21.7	21.7	—%
Operating income	111.4	109.0	2%
Interest expense	17.0	17.3	(2)%
Other income (expense), net	0.4	(1.9)	121%
Income before income taxes	94.8	89.8	6%
Provision for income taxes	21.8	19.8	10%
Net income	$73.0	$70.0	4%

(1)Our consolidated net revenues increased by $14.7 million, or 3%, in the current year period as compared to the prior year period. This increase was driven by increased network revenues of $48.0 million, primarily driven by the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights, coupled with content license fees associated with the delivery of new WWE Network content. Additionally, the current year period includes $15.4 million in incremental revenues primarily associated with the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown, as well as additional revenues of $8.2 million driven by the timing of delivery and performance of our WWE Studios portfolio. These increases were partially offset by the absence of a large-scale international event, coupled with $9.9 million of lower ticket and merchandise sales from our live events due to the cancellation of ticketed events. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $5.4 million, or 2%, in the current year period as compared to the prior year period. This increase was driven by $27.3 million of higher content creation and event related costs primarily due to producing our content from WWE ThunderDome and our annual WrestleMania events that were held at Raymond James Stadium in Tampa, Florida with a ticketed audience. During the prior year period, we produced content, including WrestleMania, at our training facility at a lower cost. This increase was mostly offset by the absence of a large-scale international event during 2021. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated marketing and selling expenses decreased by $5.3 million, or 13%, in the current year period as compared to the prior year period. This decrease was primarily driven by $3.8 million of lower stock compensation costs, coupled with $1.5 million of lower adverting costs driven by the cancellation of ticketed events. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(4)Our consolidated general and administrative expenses increased by $12.2 million, or 24%, in the current year period as compared to the prior year period. This increase was driven by an increase in staff related costs of $11.2 million, including $8.1 million of severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization during the current year period. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Six Months Ended
	June 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$111.4	21%	$109.0	21%
Depreciation and amortization	21.7	4%	21.7	4%
Stock-based compensation	10.8	2%	20.1	4%
Other adjustments (1)	8.1	2%	—	—%
Adjusted OIBDA	$152.0	29%	$150.8	29%

(1)Other adjustments in the current year period include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Adjusted OIBDA
Media	$192.8	$193.1	(0)%
Live Events	(3.2)	(6.8)	53%
Consumer Products	15.1	11.9	27%
Corporate	(52.7)	(47.4)	(11)%
Total Adjusted OIBDA	$152.0	$150.8	1%

Media

The following tables present the performance results and key drivers for our Media segment:

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$140.9	$92.9	52%
Core content rights fees (2)	281.5	266.1	6%
Advertising and sponsorship (3)	34.3	30.7	12%
Other (4)	19.2	67.0	(71)%
Total net revenues	$475.9	$456.7	4%

(1)Network revenues consist of revenues earned from fees from customers of WWE Network and license fees under international licensed partner agreements, as well as amounts earned from our pay-per-view broadcasts. Effective March 18, 2021, network revenues include the domestic monetization of WWE Network generated from content license fees. Network revenues for the six months ended June 30, 2021 include the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights.

(2)Core content rights fees consist primarily of licensing revenues earned from the distribution of our flagship programs, RAW and SmackDown, as well as our NXT programming, through global broadcast, pay television and digital platforms.

(3)Advertising and sponsorships revenues within our Media segment consist primarily of advertising revenues generated from the Company’s content on third-party social media platforms and sponsorship fees from sponsors who promote their products utilizing the Company’s media platforms, including promotion on the Company’s digital websites and on-air promotional media spots.

(4)Other revenues within our Media segment reflect revenues earned from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

	Six Months Ended
	June 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$177.9	37%	$170.9	37%
Depreciation and amortization	7.5	2%	7.7	2%
Stock-based compensation	7.4	2%	14.5	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$192.8	41%	$193.1	42%

Media net revenues increased by $19.2 million, or 4%, in the current year period as compared to the prior year period. This increase was primarily driven by an increase in Network revenues of $48.0 million, or 52%, primarily driven by the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights, coupled with content license fees associated with the delivery of new WWE Network content. Additionally, our core content rights fees increased by $15.4 million, or 6%, driven primarily by the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. These increases were partially offset by a decline in Other revenues within the Media segment of $47.8 million, or 71%. This decline was primarily driven by the absence of a large-scale international event as a result of COVID-19, partially offset by increased revenues of $8.2 million due to the timing of delivery and performance of our WWE Studios portfolio.

Media Adjusted OIBDA as a percentage of revenues was essentially unchanged in the current year period as compared to the prior year period, as the incremental network and core content rights fees revenues, as discussed above, were offset by the absence of a large-scale international event and $31.6 million of additional content creation related costs.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Net Revenues
North American ticket sales	$6.7	$15.2	(56)%
International ticket sales	—	0.2	(100)%
Advertising and sponsorship (1)	0.3	0.4	(25)%
Other (2)	2.7	2.7	—%
Total net revenues	$9.7	$18.5	(48)%

Operating Metrics (3)
Total live event attendance	40,400	259,000	(84)%
Number of North American events	2	41	(95)%
Average North American attendance	20,190	6,320	219%
Average North American ticket price (dollars)	$161.35	$53.46	202%
Number of international events	—	1	(100)%
Average international attendance	—	—	—%
Average international ticket price (dollars)	$—	$—	—%

(1)Advertising and sponsorships revenues within our Live Events segment primarily consists of fees from advertisers and sponsors who promote their products utilizing the Company’s live events (i.e., presenting sponsor of fan engagement events and advertising signage at the event).

(2)Other revenues within our Live Events segment primarily consists of the sale of travel packages associated with the Company’s global live events and commission earned through secondary ticketing, as well as revenues from events for which the Company receives a fixed fee.

(3)Metrics exclude the events for our domestic and United Kingdom NXT brands. These are our developmental brands that typically conduct their events in smaller venues with lower ticket prices. We did not conduct any ticketed NXT events in the current year period. We conducted 44 events with paid attendance of 40,900 and average ticket prices of $38.35 in the prior year period.

	Six Months Ended
	June 30,
	2021		2020
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(3.6)	(37)%	$(7.7)	(42)%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.4	4%	0.9	5%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$(3.2)	(33)%	$(6.8)	(37)%

Live Events net revenues, which include revenues from ticket sales and travel packages, decreased by $8.8 million, or 48%, in the current year period as compared to the prior year period. Revenues from our ticket sales decreased by $8.7 million, or 56%, due to the impact of 39 fewer events during the current year period, primarily due to the cancellation of ticketed events.

Live Events Adjusted OIBDA increased in the current year period as compared to the prior year period. This increase was driven by lower costs associated with the impact of the cancellation of ticketed events.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Net Revenues
Consumer product licensing	$22.3	$17.4	28%
eCommerce	19.9	18.6	7%
Venue merchandise	1.3	3.2	(59)%
Total net revenues	$43.5	$39.2	11%

Operating Metrics
Average eCommerce revenue per order (dollars)	$67.53	$55.18	22%
Number of eCommerce orders	292,700	335,600	(13)%
Venue merchandise domestic per capita spending (dollars)	$32.09	$10.41	208%

	Six Months Ended
	June 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$14.1	32%	$10.5	27%
Depreciation and amortization	0.1	0%	—	—%
Stock-based compensation	0.9	2%	1.4	4%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$15.1	35%	$11.9	30%

Consumer Products net revenues increased by $4.3 million, or 11%, in the current year period as compared to the prior year period. Consumer product licensing revenue increased by $4.9 million, or 28%, primarily due to higher sales of the Company’s licensed toys and collectibles. eCommerce revenues increased by $1.3 million, or 7%, primarily due to a 22% increase in average revenue per order, partially offset by a 13% decline in the volume of online merchandise orders, which were driven, in part, by changes in consumer spending habits. These increases were partially offset by venue merchandise revenues declines of $1.9 million, or 59%, primarily driven by the cancellation of ticketed events in the current year period.

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

	Six Months Ended
	June 30,
	2021		2020
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(77.0)	(15)%	$(64.7)	(13)%
Depreciation and amortization	14.1	3%	14.0	3%
Stock-based compensation	2.1	0%	3.3	1%
Other adjustments (1)	8.1	2%	—	—%
Adjusted OIBDA	$(52.7)	(10)%	$(47.4)	(9)%

(1)Other adjustments in the current year period include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. Our policy is to record Company-wide severance expenses as unallocated corporate general and administrative expenses.

Corporate Adjusted OIBDA decreased by $5.3 million, or 11%, in the current year period as compared to the prior year period. This decrease was primarily driven by $3.6 million of additional staff related costs.

Depreciation and Amortization

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Depreciation and amortization	$21.7	$21.7	—%

Depreciation and amortization expense remained flat in the current year period as compared to the prior year period.

Interest Expense

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Interest expense	$17.0	$17.3	(2)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, was essentially unchanged in the current year period as compared to the prior year period.

Other Income (Expense), Net

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Other income (expense), net	$0.4	$(1.9)	121%

Other income (expense), net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. The increase of $2.3 million in the current year period is driven by the timing of certain impairment charges and prior year net unrealized holding gains related to our equity investments.

Income Taxes

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Provision for (benefit from) income taxes	$21.8	$19.8	10%
Effective tax rate	23%	22%

The effective tax rate of 23% in the current year period approximates the Company’s currently projected annual effective tax rate for the year ended December 31, 2021, excluding the impact of any discrete, non-recurring tax items.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $442.8 million and $593.4 million as of June 30, 2021 and December 31, 2020, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, and government agency bonds. Our debt balance totaled $219.7 million and $316.8 million as of June 30, 2021 and December 31, 2020, respectively, and includes the carrying value of $197.8 million and $194.7 million related to our convertible senior notes due 2023 as of June 30, 2021 and December 31, 2020, respectively. Our debt balance as of December 31, 2020 also included $100.0 million of borrowings outstanding under the Revolving Credit Facility (defined below).

The COVID-19 pandemic has negatively impacted the global economy, disrupted business operations and created significant volatility and disruption to financial markets. Significant uncertainty remains as to the potential impact of COVID-19 and its variants on our operations, and on the global economy as a whole. While restrictions are easing in the United States during the summer of 2021, and we have resumed our live event touring schedule on July 16, 2021, the extent and duration of the pandemic could continue to disrupt global markets and may affect our ability to generate cash from operations. Additionally, refer to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, which provides a discussion of risk factors related to COVID-19.

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

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded by one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, and may be modified, suspended or discontinued at any time. We repurchased 336,177 and 1,833,997 shares of our common stock in the open market for an aggregate cost of $18.8 million and $93.8 million, respectively, during the three and six months ended June 30, 2021.

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

Debt Summary and Borrowing Capacity

The Company has $215.0 million aggregate principal amount of 3.375% convertible senior notes (the “Convertible Notes”) due December 15, 2023. See Note 13, Convertible Debt, and Note 5, Earnings Per Share, in the Notes to Consolidated Financial Statements for further information on the Convertible Notes, including the dilutive nature of the Convertible Notes.

In May 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. In April 2020, as a precautionary measure to further strengthen liquidity due to the impact of COVID-19, the Company borrowed $200.0 million under its Revolving Credit Facility. In December 2020, the Company repaid $100.0 million of the borrowings, and in January 2021, the Company repaid the remaining $100.0 million. As of June 30, 2021, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of June 30, 2021 and December 31, 2020, the amounts outstanding of the mortgage were $21.9 million and $22.1 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $79.4 million in the six months ended June 30, 2021, as compared to $140.7 million for the corresponding period in the prior year. The $61.3 million decrease in the current year period was primarily driven the timing of collections associated with WWE Network revenue.

In the current year period, we spent $9.1 million on content production activities, including WWE’s Most Wanted Treasures, A&E: Biography, Total Bellas, and various programs for WWE Network, as compared to $14.7 million in the prior year period. We anticipate spending approximately $5 million to $10 million on content production activities during the remainder of the current year. We received content production incentives of $9.5 million in the current year period, as compared to $0.4 million received in the prior year period. We anticipate receiving approximately $10 million of content production related incentives during the remainder of the year.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At June 30, 2021, our largest receivable balance from customers was 44% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $2.5 million in the six months ended June 30, 2021, as compared to cash provided of $21.2 million in the prior year period. During the current year period, we received proceeds from the maturities of our short-term investments of $143.0 million and purchased $132.6 million of new investments, as compared to proceeds of $67.7 million and purchases of $31.0 million in the prior year period. Capital expenditures decreased by $3.1 million in the current year period. Due to the uncertainty created from the COVID-19 pandemic, we delayed certain planned capital expenditures, including the construction activity on the Company’s new global headquarters space in Stamford, Connecticut. Capital expenditures for the remainder of the current year are estimated to range between $75 million and $95 million, with a large portion of this spend associated with the resumed buildout of the Company’s new global headquarters.

Cash Flows from Financing Activities

Cash used in financing activities was $216.4 million for the six months ended June 30, 2021, as compared to cash provided of $172.2 million for the prior year period. The Company repaid $100.0 million from borrowings under the Revolving Credit Facility and paid $93.8 million for stock repurchases under its approved stock repurchase program during the current year period. The Company received proceeds of $200.0 million from borrowings under the Revolving Credit Facility in the prior year period. The Company made dividend payments of $18.3 million and $18.6 million during the six months ended June 30, 2021 and 2020, respectively. Additionally, the Company made employee payroll withholding tax payments of $0.7 million in the current year period as compared to $2.6 million in the prior year period related to the net settlement upon vesting of employee equity awards.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not based on historical facts. When used in this Form 10-K and our other SEC filings, our press releases and comments made in earnings calls, investor presentations or otherwise to the public, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K and our other SEC filings, in press releases, earnings calls and other statements made by our authorized officers: (i) risks relating to the impact of the COVID-19 outbreak on our business, results of operations and financial condition; (ii) risks relating to entering, maintaining and renewing major distribution, licensing and event agreements; (iii) risks relating to a rapidly evolving media landscape; (iv) risks relating to WWE Network; (v) our need to continue to develop creative and entertaining programs and events; (vi) our need to retain or continue to recruit key performers; (vii) the risk of a decline in the popularity of our brand of sports entertainment, including as a result of changes in the social and political climate; (viii) the possible unexpected loss of the services of Vincent K. McMahon; (ix) possible adverse changes in the regulatory atmosphere and related private sector initiatives; (x) the highly competitive, rapidly changing and increasingly fragmented nature of the markets in which we operate and/or our inability to compete effectively, especially against competitors with greater financial resources or marketplace presence; (xi) uncertainties associated with international markets including possible disruptions and reputational risks; (xii) our difficulty or inability to promote and conduct our live events and/or other businesses if we do not comply with applicable regulations; (xiii) our dependence on our intellectual property rights, our need to protect those rights, and the risks of our infringement of others’ intellectual property rights; (xiv) risks relating to the complexity of our rights agreements across distribution mechanisms and geographical areas; (xv) the risk of substantial liability in the event of accidents or injuries occurring during our physically demanding events including, without limitation, claims alleging traumatic brain injury; (xvi) exposure to risks relating to large public events as well as travel to and from such events; (xvii) risks inherent in our feature film business; (xviii) a variety of risks as we expand into new or complementary businesses and/or make strategic investments and/or acquisitions; (xix) risks related to our computer systems and online operations; (xx) risks relating to privacy norms and regulations; (xxi) risks relating to a possible decline in general economic conditions and disruption in financial markets; (xxii) risks relating to our accounts receivable; (xxiii) risks relating to our indebtedness including our convertible notes; (xxiv) potential substantial liabilities if litigation is resolved unfavorably; (xxv) our potential failure to meet market expectations for our financial performance; (xxvi) through his beneficial ownership of a substantial majority of our Class B common stock, our controlling stockholder, Vincent K. McMahon, exercises control over our affairs, and his interests may conflict with the holders of our Class A common stock; (xxvii) a substantial number of shares are eligible for sale by Mr. McMahon and members of his family or trusts established for their benefit, and the sale, or the perception of possible sales, of those shares could lower our stock price; and (xxviii) risks related to the volatility of our Class A common stock. In addition, our dividend is dependent on a number of factors, including, among other things, our liquidity and historical and projected cash flow, strategic plan (including alternative uses of capital), our financial results and condition, contractual and legal restrictions on the payment of dividends (including under our revolving credit facility), general economic and competitive conditions and such other factors as our Board of Directors may consider relevant. Forward-looking statements made by the Company speak only as of the date made, are subject to change without any obligation on the part of the Company to update or revise them, and undue reliance should not be placed on these statements. For more information about risks and uncertainties associated with the Company’s business, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Form 10-Q and our other SEC filings, including, but not limited to, our annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risk factors that were previously disclosed in our Report on Form 10-K for our fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2021 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
April 1, 2021 to April 30, 2021	28,215	$55.39	28,215	$339,996,501
May 1, 2021 to May 31, 2021	194,795	$54.76	194,795	$329,330,150
June 1, 2021 to June 30, 2021	113,167	$57.62	113,167	$322,809,312
Total	336,177	$55.77	336,177	$322,809,312

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

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.29B	Second Lease Amendment Agreement, dated June 16, 2021, between World Wrestling Entertainment, Inc. and Stamford Washington Office LLC (filed herewith).
31.1	Certification by Vincent K. McMahon pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Kristina Salen pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Vincent K. McMahon and Kristina Salen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

World Wrestling Entertainment, Inc. (Registrant)

Dated:	July 29, 2021	By:	/s/ KRISTINA SALEN
Kristina Salen
Chief Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ KAREN MULLANE
Karen Mullane
Chief Accounting Officer
(principal accounting officer and authorized
signatory)