Form 10-Q
period 2021-09-30
WORLD WRESTLING ENTERTAINMENTINC
filed 2021-11-04
CIK 1091907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

At November 2, 2021, the number of shares outstanding of the Registrant’s Class A common stock, par value $.01 per share, was 44,718,070 and the number of shares outstanding of the Registrant’s Class B common stock, par value $.01 per share, was 31,099,011.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$255,853	$221,595	$784,917	$736,009
Operating expenses	139,039	107,999	437,192	400,783
Marketing and selling expenses	17,776	14,513	52,702	54,687
General and administrative expenses	24,941	25,144	87,835	75,891
Depreciation and amortization	10,161	10,557	31,845	32,225
Operating income	63,936	63,382	175,343	172,423
Interest expense	8,508	9,147	25,508	26,477
Other income, net	340	7,003	770	5,066
Income before income taxes	55,768	61,238	150,605	151,012
Provision for income taxes	12,282	12,960	34,086	32,772
Net income	$43,486	$48,278	$116,519	$118,240
Earnings per share: basic	$0.57	$0.62	$1.52	$1.53
Earnings per share: diluted	$0.52	$0.57	$1.37	$1.40
Weighted average common shares outstanding:
Basic	76,058	77,705	76,559	77,487
Diluted	84,264	84,125	85,156	84,397
Dividends declared per common share (Class A and B)	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$43,486	$48,278	$116,519	$118,240
Other comprehensive (loss) income:
Foreign currency translation adjustments	(113)	181	(164)	(13)
Net unrealized holding (losses) gains on available-for-sale debt securities (net of tax (benefit) expense of $(45) and $8, and $(15) and $38, respectively)	(23)	26	(48)	120
Total other comprehensive (loss) income	(136)	207	(212)	107
Comprehensive income	$43,350	$48,485	$116,307	$118,347

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	As of
	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$271,034	$462,102
Short-term investments, net	177,732	131,295
Accounts receivable (net of allowance for doubtful accounts and returns of $5,409 and $4,050, respectively)	125,448	52,007
Inventory, net	7,314	8,386
Prepaid expenses and other current assets	28,501	73,062
Total current assets	610,029	726,852
Property and equipment, net	160,726	161,545
Finance lease right-of-use assets, net	297,273	310,844
Operating lease right-of-use assets, net	10,403	13,476
Content production assets, net	10,071	15,425
Investment securities	11,278	11,148
Deferred income tax assets, net	19,819	10,052
Other assets, net	47,014	47,980
Total assets	$1,166,613	$1,297,322
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$425	$100,412
Finance lease liabilities	9,283	9,587
Operating lease liabilities	4,952	3,963
Convertible debt	199,448	194,683
Accounts payable and accrued expenses	115,333	124,742
Deferred income	57,709	62,887
Total current liabilities	387,150	496,274
Long-term debt	21,390	21,700
Finance lease liabilities	372,034	379,894
Operating lease liabilities	6,127	9,723
Other non-current liabilities	7,149	937
Total liabilities	793,850	908,528
Commitments and contingencies
Stockholders' equity:
Class A common stock: ($0.01 par value; 180,000,000 shares authorized; 44,713,333 and 46,694,963 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	447	467
Class B convertible common stock: ($0.01 par value; 60,000,000 shares authorized; 31,099,011 and 31,099,011 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	311	311
Additional paid-in capital	415,054	424,758
Accumulated other comprehensive income	2,773	2,985
Accumulated deficit	(45,822)	(39,727)
Total stockholders’ equity	372,763	388,794
Total liabilities and stockholders' equity	$1,166,613	$1,297,322

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2021
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, June 30, 2021	44,928	$450	31,099	$311	$419,239	$2,909	$(61,970)	$360,939
Net income	—	—	—	—	—	—	43,486	43,486
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Repurchase and retirement of common stock	(432)	(5)	—	—	(4,028)	—	(17,847)	(21,880)
Stock issuances, net	217	2	—	—	1,004	—	—	1,006
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(4,904)	—	—	(4,904)
Cash dividends declared	—	—	—	—	386	—	(9,491)	(9,105)
Stock-based compensation	—	—	—	—	3,357	—	—	3,357
Balance, September 30, 2021	44,713	$447	31,099	$311	$415,054	$2,773	$(45,822)	$372,763

	Nine Months Ended September 30, 2021
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2020	46,695	$467	31,099	$311	$424,758	$2,985	$(39,727)	$388,794
Net income	—	—	—	—	—	—	116,519	116,519
Other comprehensive loss	—	—	—	—	—	(212)	—	(212)
Repurchase and retirement of common stock	(2,266)	(23)	—	—	(20,773)	—	(94,834)	(115,630)
Stock issuances and other, net	284	3	—	—	2,970	—	—	2,973
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(5,609)	—	—	(5,609)
Cash dividends declared	—	—	—	—	386	—	(27,780)	(27,394)
Stock-based compensation	—	—	—	—	13,322	—	—	13,322
Balance, September 30, 2021	44,713	$447	31,099	$311	$415,054	$2,773	$(45,822)	$372,763

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2020
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, June 30, 2020	46,318	$463	31,099	$311	$424,202	$2,764	$(82,285)	$345,455
Net income	—	—	—	—	—	—	48,278	48,278
Other comprehensive income	—	—	—	—	—	207	—	207
Stock issuances, net	370	4	—	—	1,215	—	—	1,219
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(8,420)	—	—	(8,420)
Cash dividends declared	—	—	—	—	581	—	(9,916)	(9,335)
Stock-based compensation	—	—	—	—	4,819	—	—	4,819
Balance, September 30, 2020	46,688	$467	31,099	$311	$422,397	$2,971	$(43,923)	$382,223

	Nine Months Ended September 30, 2020
						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid - in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2019	46,181	$462	31,099	$311	$405,353	$2,864	$(133,664)	$275,326
Net income	—	—	—	—	—	—	118,240	118,240
Other comprehensive loss	—	—	—	—	—	107	—	107
Stock issuances, net	507	5	—	—	2,626	—	—	2,631
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	(11,040)	—	—	(11,040)
Cash dividends declared	—	—	—	—	585	—	(28,499)	(27,914)
Stock-based compensation	—	—	—	—	24,873	—	—	24,873
Balance, September 30, 2020	46,688	$467	31,099	$311	$422,397	$2,971	$(43,923)	$382,223

See accompanying notes to consolidated financial statements.

WORLD WRESTLING ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$116,519	$118,240
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairments of content production assets	18,213	14,903
Depreciation and amortization	37,533	36,437
Other amortization	13,860	13,585
Loss (gain) on equity investments, net	808	(2,882)
Stock-based compensation	14,634	24,873
(Benefit from) provision for deferred income taxes	(9,813)	10,181
Other non-cash adjustments	818	15,464
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(74,898)	54,187
Inventory	2,194	(1,629)
Prepaid expenses and other assets	6,278	(21,859)
Content production assets	(12,587)	(19,499)
Accounts payable, accrued expenses and other liabilities	28,002	8,057
Deferred income	(5,207)	7,488
Net cash provided by operating activities	136,354	257,546
INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(24,400)	(21,435)
Purchases of short-term investments	(225,280)	(64,290)
Proceeds from sales and maturities of short-term investments	177,318	105,416
Purchase of investment securities	(1,130)	(200)
Net cash (used in) provided by investing activities	(73,492)	19,491
FINANCING ACTIVITIES:
Repayment of long-term debt	(100,297)	(3,503)
Repayment of finance leases	(7,973)	(8,197)
Dividends paid	(27,394)	(27,914)
Proceeds from borrowings under Revolving Credit Facility	—	200,000
Taxes paid related to net settlement upon vesting of equity awards	(5,609)	(11,040)
Proceeds from issuance of stock and other	2,973	2,631
Repurchase and retirement of common stock	(115,630)	—
Net cash (used in) provided by financing activities	(253,930)	151,977
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(191,068)	429,014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	462,102	90,447
CASH AND CASH EQUIVALENTS, END OF PERIOD	$271,034	$519,461
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchases of property and equipment recorded in accounts payable and accrued expenses (See Note 12)	$10,899	$2,658

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

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships. Effective March 18, 2021, the domestic monetization of WWE Network is generated from content license fees and certain shared sponsorship revenues from NBC Universal (“NBCU”). Media segment revenues for the nine months ended September 30, 2021 include the upfront revenue recognition related to the delivery of certain intellectual property rights under this agreement.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues had been greatly limited from March 2020 through the first half of 2021. We held our annual WrestleMania events on April 10 and 11, 2021 with a ticketed audience, and on July 16, 2021, we resumed our domestic and international live event touring schedules.

Consumer Products:

•The Consumer Products segment engages in the merchandising of WWE branded products, such as video games, toys and apparel, through licensing arrangements and direct-to-consumer sales. Revenues principally consist of royalties and licensee fees related to WWE branded products, and sales of merchandise distributed at our live events and through eCommerce platforms.

Note on the COVID-19 Pandemic

The global spread of COVID-19 and the various attempts to contain it resulted in restrictions, postponements and cancellations of various sports and other events and required us to cancel, postpone or relocate certain of our live events since March 2020. While restrictions have lessened and we have resumed our domestic and international live event touring schedules, COVID-19 and its variants continue to create significant uncertainty and the full extent of the impact will depend on numerous evolving factors that we can neither predict nor control, including the pandemic’s duration and severity and the governmental, business and individual responses to it. We

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations that are required by applicable governmental authorities and/or that we determine to be in the best interests of our employees, talent, customers, partners and stockholders. Any of the foregoing could have a material negative effect on our business and results of operations.

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

Included within Operating expenses are the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization and impairment of content production assets	$2,193	$2,933	$18,213	$14,903
Depreciation and amortization of WWE Network content delivery and technology assets	1,909	1,490	5,443	4,002
Amortization of right-of-use assets - finance leases of equipment	2,226	3,016	6,926	8,401
Depreciation on equipment used directly to support operations	157	141	453	417
Total depreciation and amortization included in operating expenses	$6,485	$7,580	$31,035	$27,723

Costs to produce our live event programming are expensed when the event is first broadcast, and are not included in the amortization table noted above.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06). The new guidance eliminates two of the three models in ASC 470-20, “Debt with Conversion and Other Options”, that require separating embedded conversion features from convertible instruments. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. The Company's existing 3.375% convertible senior notes due December 2023 ("Convertible Notes") are currently accounted for under the cash conversion feature model, which is one of the models being eliminated. As a result, after adopting the new guidance, the Company will no longer separately present in stockholders’ equity an embedded conversion feature of such debt. Instead, the Company will account for a convertible debt instrument wholly as debt unless (i) a convertible debt instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments (e.g., warrants) and embedded features (e.g., conversion features) that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. The new guidance also requires the use of the if-converted method when calculating diluted earnings per share (“EPS”) for convertible instruments and the treasury stock method should no longer be used. Under the new guidance, convertible instruments that may be settled in cash or shares (e.g., the Company’s Convertible Notes) are to be included in the calculation of diluted EPS if the effect is more dilutive, with no option for rebutting the presumption of share settlement based on stated policy or past experience. The ASU is effective for fiscal years beginning after December 15, 2021 (fiscal year 2022 for the Company) and can be adopted on either a fully retrospective or modified retrospective basis. The Company intends to adopt the ASU using the modified retrospective approach. The adoption of the ASU will result in a reclassification of certain conversion feature-related balance sheet amounts from stockholders’ equity to liabilities related to the Company’s Convertible Notes. Subsequent to the adoption date, the ASU is expected to reduce reported interest expense and correspondingly, increase net income due to the elimination of non-cash interest amortization associated with the debt discount that was created under the prior cash conversion feature separation model. The Company will continue to evaluate the overall impact of the ASU on its consolidated financial statements and related disclosures.

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

The following tables present summarized financial information for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues:
Media	$202,758	$200,969	$678,575	$657,693
Live Events	28,045	703	37,756	19,215
Consumer Products	25,050	19,923	68,586	59,101
Total net revenues	$255,853	$221,595	$784,917	$736,009

Adjusted OIBDA:
Media	$85,665	$101,739	$278,461	$294,829
Live Events	9,238	(4,116)	6,080	(10,928)
Consumer Products	7,531	5,605	22,610	17,523
Corporate	(24,538)	(18,931)	(77,222)	(66,364)
Total Adjusted OIBDA	$77,896	$84,297	$229,929	$235,060

Reconciliation of Total Operating Income to Total Adjusted OIBDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total operating income	$63,936	$63,382	$175,343	$172,423
Depreciation and amortization	10,161	10,557	31,845	32,225
Stock-based compensation	3,799	4,819	14,634	24,873
Other adjustments (1)	—	5,539	8,107	5,539
Total Adjusted OIBDA	$77,896	$84,297	$229,929	$235,060

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

(1)Other adjustments for the nine months ended September 30, 2021 include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. Other adjustments for the three and nine months ended September 30, 2020 include severance expenses associated with a reduction in our workforce as a result of COVID-19.

4. Revenues

Revenues are generally recognized when control of the promised goods or services is transferred to our customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Most of our contracts have one performance obligation and all consideration is allocated to that performance obligation. For certain contracts involving multiple performance obligations, the transaction (i.e., selling) price is allocated based on relative standalone selling prices of the goods or services. If a standalone selling price is not directly observable, it is estimated using acceptable methods such as the adjusted-market-assessment approach or cost plus a margin approach. Our revenues do not include material amounts of variable consideration. The variable consideration contained in our contracts relate primarily to sales or usage-based royalties associated with our consumer product licensing contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license. As it relates to our Consumer Products segment, the Company accounts for shipping and handling activities as fulfillment activities.

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

Disaggregated Revenues

The following table presents our revenues disaggregated by primary revenue sources. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues:
Media Segment:
Network (including pay-per-view) (1)	$43,112	$47,767	$183,996	$140,651
Core content rights fees (2)	141,327	132,363	422,831	398,464
Advertising and sponsorships (3)	16,127	18,060	50,363	48,751
Other (4)	2,192	2,779	21,385	69,827
Total Media Segment net revenues	202,758	200,969	678,575	657,693
Live Events Segment:
North American ticket sales	23,839	—	30,531	15,206
International ticket sales	2,433	—	2,433	210
Advertising and sponsorships (5)	399	—	746	371
Other (6)	1,374	703	4,046	3,428
Total Live Events Segment net revenues	28,045	703	37,756	19,215
Consumer Products Segment:
Consumer product licensing	11,510	10,809	33,847	28,187
eCommerce	8,218	9,114	28,122	27,715
Venue merchandise	5,322	—	6,617	3,199
Total Consumer Products Segment net revenues	25,050	19,923	68,586	59,101
Total net revenues	$255,853	$221,595	$784,917	$736,009

(1)Network revenues consist of subscription fees from customers of WWE Network and license fees associated with our international licensed partner agreements, as well as revenues related to the distribution of our pay-per-view broadcasts. Effective March 18, 2021, network revenues include content license fees associated with the domestic monetization of WWE Network. Network revenues for the nine months ended September 30, 2021 include the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

(2)Core content rights fees consist primarily of licensing revenues from the distribution of our flagship programs, RAW and SmackDown, as well as our NXT programming, through global broadcast, pay television and digital platforms.

(3)Advertising and sponsorships revenues within our Media segment consist primarily of advertising revenues from the Company’s content on third-party social media platforms and sponsorship fees from sponsors who promote their products utilizing the Company’s media platforms, including promotion on the Company’s digital websites and on-air promotional media spots.

(4)Other revenues within our Media segment reflect revenues from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

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

Payment Terms and Other

Our revenues do not include material amounts of variable consideration, other than the sale or usage-based royalties related to our consumer product licensing and certain other content rights contracts. Our payment terms vary by the type of products or services offered, and may be subject to contractual payment terms, which may include advance payment requirements. The time between invoicing and when payment is due is not significant, generally within 30 to 60 days. We have elected the practical expedient to not adjust the total consideration within a contract to reflect a financing component when the duration of the financing is one year or less. Our contracts do not generally include a significant financing component. Our contracts with customers do not generally result in significant obligations associated with returns, refunds or warranties.

Remaining Performance Obligations

As of September 30, 2021, for contracts greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations is $3,559,406, comprised of our multi-year content distribution, consumer product licensing and sponsorship contracts. We will recognize rights fees related to our multi-year content distribution contracts as content is delivered to the distributors during the periods 2021 through 2028. We will recognize the revenues associated with the minimum guarantees on our multi-year consumer product licensing arrangements by the end of the licensing periods, which range from 2021 through 2025. For our multi-year sponsorship arrangements, we will recognize sponsorship revenues as the sponsorship obligations are satisfied during the periods 2021 through 2028. The transaction price related to these future obligations do not include any variable consideration, which generally consists of sales or usage-based royalties related to our consumer product licensing and certain other content rights contracts. The variability related to these sales or usage-based royalties will be resolved in the periods when the licensee generates sales related to the intellectual property license.

Contract Assets and Contract Liabilities (Deferred Revenues)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. The Company does not have any material contract assets, only accounts receivable as disclosed on our Consolidated Balance Sheets.

We record deferred revenues (also referred to as contract liabilities under ASC Topic 606) when cash payments are received or due in advance of our performance. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements, our consumer product licensing agreements, and our sponsorship and advertising arrangements. The Company’s deferred revenue (i.e., contract liabilities) as of September 30, 2021 and December 31, 2020 was $57,737 and $62,943, respectively, and are included within Deferred income and Other non-current liabilities on our Consolidated Balance Sheets.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Contract Costs (Costs of Obtaining a Contract)

Except for certain multi-year television content arrangements, we generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within Marketing and selling expenses within our Consolidated Statements of Operations. Capitalized commission fees of $650 and $725 at September 30, 2021 and December 31, 2020, respectively, relate primarily to incremental costs of obtaining our long-term television content arrangements and these costs are being amortized over the duration of the underlying content agreements on a straight-line basis to marketing and selling expense. During the three and nine months ended September 30, 2021 and 2020, the amount of amortization was $25 and $75, respectively, in both periods, and there was no impairment in relation to the costs capitalized.

5. Earnings Per Share

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$43,486	$48,278	$116,519	$118,240

Weighted average basic common shares outstanding	76,058	77,705	76,559	77,487
Dilutive effect of restricted and performance stock units	373	372	454	556
Dilutive effect of convertible debt instruments	7,833	6,048	8,140	6,350
Dilutive effect of employee share purchase plan	—	—	3	4
Weighted average dilutive common shares outstanding	84,264	84,125	85,156	84,397

Earnings per share:
Basic	$0.57	$0.62	$1.52	$1.53
Diluted	$0.52	$0.57	$1.37	$1.40

Anti-dilutive shares (excluded from per-share calculations):
Net shares received on purchased call of convertible debt hedge	4,496	3,713	4,630	3,845

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

For reporting periods with net income, the denominator of our diluted earnings per share calculation includes the effect of additional shares issued using the treasury stock method since the average price of our common stock exceeded the conversion price of the Convertible Notes of $24.91 per share. In addition, the denominator also includes the additional shares issued related to the Warrants using the treasury stock method since the average price of our common stock exceeded the strike price of the Warrants of $31.89 per share. The dilution from the Convertible Notes had a $0.05 and $0.04, and $0.15 and $0.11 impact on diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, respectively. Prior to actual conversion, the Convertible Note Hedges are not considered for purposes of the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

Stock-based compensation costs, which includes costs related to RSUs, PSUs, PSU-TSRs, the Company’s qualified employee stock purchase plan and shares issued to the Company’s Board of Directors, totaled $3,799 and $4,819, and $14,634 and $24,873, for the three and nine months ended September 30, 2021 and 2020, respectively.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to officers and employees under the 2016 Plan. Stock-based compensation costs associated with our RSUs are determined using the fair market value of the Company’s common stock on the date of the grant. These costs are recognized over the requisite service period using the graded vesting method, net of estimated forfeitures. RSUs have a service requirement typically over a 3.5 year vesting schedule and vest in equal annual installments. We estimate forfeitures based on historical trends when recognizing compensation expense and adjust the estimate of forfeitures when they are expected to differ or as forfeitures occur. Unvested RSUs accrue dividend equivalents at the same rate as are paid on our shares of Class A common stock. The dividend equivalents are subject to the same vesting schedule as the underlying RSUs.

During the first quarter of 2021, the Compensation Committee approved the grant of RSUs to certain eligible employees for an aggregate value of $1,666. These awards vary from the typical RSU grant in that the awards vested immediately upon grant. The units associated with these awards are included in the table below.

The following table summarizes the RSU activity during the nine months ended September 30, 2021:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	250,306	$53.78
Granted	198,286	$50.74
Vested	(130,173)	$53.90
Forfeited (1)	(80,777)	$52.01
Dividend equivalents	2,096	$53.66
Unvested at September 30, 2021	239,738	$53.29

(1)Of this amount, 38,266 shares were forfeited during the second quarter of 2021 as a result of certain terminations primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

During the third quarter of 2020, the Compensation Committee approved an agreement to grant PSUs to an executive management member for an aggregate value of $15,000. This award vests in two tranches of 40%, and 60%, during the years 2022 and 2025, respectively. The first award tranche of $6,000 has performance conditions tied to results through September 2022, and the second award of $9,000 has performance conditions tied to results through September 2025. The Company began expensing the second award of $9,000 concurrent with the first award beginning on the service inception date in August 2020. The Company accounts for the first award as an equity award since the target shares are known at inception, while the second award is classified as a liability award until the number of shares is determined upon settlement of the award. The liability and the corresponding expense are adjusted at the end of each reporting period until the date of settlement, considering the probability that the performance conditions will be satisfied. As of September 30, 2021, the liability portion of the award was $2,024, which is included in Other non-current liabilities on the Consolidated Balance Sheet. There are no units associated with the second award in the table below as of September 30, 2021 since the initial target number of shares will be determined by the Compensation Committee in 2022 based on the terms of the award.

The following table summarizes the PSU activity during the nine months ended September 30, 2021:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	578,750	$57.13
Granted	302,518	$56.26
Achievement adjustment	(97,532)	$56.00
Vested	(177,423)	$73.39
Forfeited (1)	(152,047)	$62.06
Dividend equivalents	2,027	$62.40
Unvested at September 30, 2021	456,293	$55.70

(1)Of this amount, 66,702 shares were forfeited during the second quarter of 2021 as a result of certain terminations primarily associated with the combination of WWE’s television, digital and studios teams into one organization.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The following table summarizes the PSU-TSR activity during the nine months ended September 30, 2021:

	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	57,965	$47.30
Granted	—	$—
Achievement adjustment	5,319	$47.28
Vested	(15,579)	$46.97
Forfeited	—	$—
Dividend equivalents	31	$47.28
Unvested at September 30, 2021	47,736	$47.28

 During the first quarter of 2021, it was determined that the percentile ranking of WWE’s total shareholder return performance related to the second performance period were met, which resulted in an achievement adjustment increase of 5,319 PSU-TSRs in 2021 relating to the initial 2018 PSU-TSR grant.

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2021	2020
Land, buildings and improvements	$163,502	$163,597
Equipment	152,570	145,243
Corporate aircraft	32,249	32,249
Vehicles	1,007	1,007
Projects in progress	29,988	17,681
	379,316	359,777
Less: accumulated depreciation and amortization	(218,590)	(198,232)
Total	$160,726	$161,545

Depreciation expense for property and equipment totaled $9,642 and $9,599, and $29,972 and $28,876, for the three and nine months ended September 30, 2021 and 2020, respectively.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

8. Leases

Information about the Nature of WWE’s Lease Portfolio

As of September 30, 2021, the Company’s lease portfolio consists of operating and finance real estate leases for its sales offices, performance centers, warehouses and corporate related facilities. In addition, we have various live event production service arrangements that contain operating and finance equipment leases. With the exception of our new global headquarters lease that commenced on July 1, 2019 with an 18-month free rent period followed by an initial base term of 15 years with options to renew, our other real estate leases have remaining lease terms of approximately one year to eight years, some of which may also include options to extend the leases. Our equipment leases, which are included as part of various operating service arrangements, generally have remaining lease terms of approximately one year to six years. Generally, no covenants are imposed by our lease agreements.

As it relates to the Company’s new global headquarters lease, in November 2020 the landlord granted a rent deferral of $6,590 for a portion of the rental payments due during 2021. The rent deferral amount will be payable over a five year period from 2022 through 2026. The FASB has provided relief under ASC 842, “Leases,” related to the COVID-19 pandemic. Under this relief, companies can make an accounting policy election on how to treat lease concessions resulting directly from COVID-19, provided that the modified lease contract results in total cash flows that are substantially the same or less than the cash flows in the original lease contract. The Company has elected to account for the rent deferral resulting directly from COVID-19 as though the enforceable rights and obligations to the deferral existed in the original lease contract at lease inception, and will not account for the concession as a lease modification. In lieu of applying lease modification accounting, the Company will account for the rent deferral by accruing an accounts payable during the rent concession periods in 2021 and relieve the payable during 2022 through 2026 when the deferred rents are due. The amount of this deferral was $5,903 as of September 30, 2021, with $4,989 included as a component of Other non-current liabilities and $914 included as a component of Accounts payable and accrued expenses on our Consolidated Balance Sheet.

On October 26, 2021, the Company amended its Stamford headquarters lease to reduce the leased space by approximately 33,000 rentable square feet. The lease reduction will result in rental savings of approximately $31,000 over the remainder of the initial 15-year base term. The lease amendment requires a partial termination fee of $3,875 to be paid through June 30, 2023. No other material changes were made to the existing lease terms. The lease amendment will be accounted for as a lease modification, which will result in remeasurement of the lease liability and right-of-use asset with any gain or loss on the partial termination recorded in earnings. The Company is evaluating the lease modification accounting and will account for the lease modification during the fourth quarter of 2021.

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

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Quantitative Disclosures Related to Leases

The following table provides quantitative disclosure about the Company’s operating and financing leases for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease costs
Finance lease costs:
Amortization of right-of-use assets	$4,499	$5,282	$13,745	$15,199
Interest on lease liabilities	4,706	4,620	14,118	13,622
Operating lease costs	1,594	1,371	4,738	4,335
Other short-term and variable lease costs	501	372	1,313	1,242
Sublease income (1)	(32)	—	(37)	(16)
Total lease costs	$11,268	$11,645	$33,877	$34,382

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2,715	$327	$8,215	$902
Operating cash flows from operating leases	$1,428	$1,147	$4,171	$3,694
Finance cash flows from finance leases	$2,578	$2,798	$7,973	$8,197
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$7,026	$174	$40,212
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$3,457	$2,586

	As of
	September 30,
	2021	2020
Weighted-average remaining lease term - finance leases	27.1 years	28.6 years
Weighted-average remaining lease term - operating leases	3.0 years	4.4 years
Weighted-average discount rate - finance leases	4.9%	4.8%
Weighted-average discount rate - operating leases	3.5%	4.3%

(1)Sublease income excludes rental income from owned properties.

Maturity of lease liabilities as of September 30, 2021 were as follows:

	Operating	Finance
	Leases	Leases
2021	$1,424	$5,895
2022	4,941	28,941
2023	2,743	28,424
2024	1,185	26,330
2025	589	23,160
Thereafter	842	620,982
Total lease payment	11,724	733,732
Less: imputed interest	(645)	(352,415)
Total future minimum lease payments	$11,079	$381,317

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

9. Content Production Assets, Net

Content production assets consisted of the following:

	Predominantly Monetized Individually		Predominantly Monetized as a Film Group
	As of		As of
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
In release	$3,864	$6,608	$221	$173
In production	5,378	7,926	448	340
In development	160	378	—	—
Total	$9,402	$14,912	$669	$513

As of September 30, 2021, approximately 70% of the “in release” content assets monetized individually are estimated to be amortized over the next three years.

As of September 30, 2021, all of the “in release” content assets monetized as a film group are estimated to be amortized over the next 12 months.

Amortization and impairment of content production assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Content production amortization expense - assets monetized individually	$327	$1,829	$13,251	$11,254
Content production amortization expense - assets monetized as a film group	1,445	732	4,479	2,856
Content production impairment charges (1)	149	250	149	671
Content production development write-offs (2)	272	122	334	122
Total amortization and impairment of content production assets	$2,193	$2,933	$18,213	$14,903

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

10. Investment Securities and Short-Term Investments

Investment Securities

Included within Investment Securities are the following:

	As of
	September 30,	December 31,
	2021	2020
Equity method investments	$—	$1,000
Nonmarketable equity investments without readily determinable fair values	11,278	10,148
Total investment securities	$11,278	$11,148

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Equity Method Investments

Our equity method investments related primarily to an investment in an apparel and lifestyle brand. To the extent the investees recorded income or losses, the Company recorded our share proportionate to our ownership percentage, and any dividends received reduced the carrying value amount of the investments. Net equity method earnings from our equity method investments are included as a component of Other income (expense), net on the Consolidated Statements of Operations. Net dividends received from our equity method investments are reflected on the Consolidated Statements of Cash Flows within Net cash provided by operating activities.

We evaluate our equity method investments for impairment when events indicate that the fair value of the investments may be below the carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value. During the nine months ended September 30, 2021, the Company exited its equity method investment in an apparel and lifestyle brand and recorded an impairment charge of $808 to write-down the carrying value of the investment to zero as a result of the settlement with the investee. During the nine months ended September 30, 2020, the Company recorded an impairment charge of $8,828 on our equity method investments for the excess of the carrying value over its estimated fair value as a result of our impairment evaluation. The impairment charges are included as a component of Other (expense) income, net in the Consolidated Statements of Operations.

The following table presents the net equity method earnings from our equity method investments and net dividends received from our equity method investments for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net equity method earnings	$—	$181	$445	$607
Net dividends received	—	(621)	(638)	(796)
Equity in earnings of affiliate, net of dividends received	$—	$(440)	$(193)	$(189)

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

The Company did not record any impairment charges on these investments during the three and nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company recorded an impairment charge of $2,715 on our investment in a themed attraction touring company for the excess of the carrying value over its estimated fair value as a result of our impairment evaluation. This impairment charge is included as a component of Other (expense) income, net in the Consolidated Statements of Operations. In addition, there were no observable price change events that were completed during the three and nine months ended September 30, 2021 and 2020.

Short-Term Investments

Short-term investments consist of available-for-sale debt securities which are measured at fair value and consisted of the following:

	As of September 30, 2021				As of December 31, 2020
		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
U.S. Treasury securities	$—	$—	$—	$—	$99,973	$21	$—	$99,994
Corporate bonds	128,741	31	(35)	128,737	25,078	6	(1)	25,083
Government agency bonds	48,996	—	(1)	48,995	6,187	31	—	6,218
Total	$177,737	$31	$(36)	$177,732	$131,238	$58	$(1)	$131,295

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

The Company evaluates its individual available-for-sale debt securities that are in an unrealized loss position each reporting period and determines whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax. As of September 30, 2021 and 2020, the aggregate total amount of unrealized losses (that is, the amount by which amortized cost basis exceeds fair value) was insignificant. We did not record an allowance for credit losses on these securities. Accordingly, during the three and nine months ended September 30, 2021 and 2020, the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Consolidated Statements of Comprehensive Income. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.

Our U.S. Treasury securities, corporate bonds, municipal bonds and government agency bonds are included in Short-term investments, net on our Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

As of September 30, 2021, contractual remaining maturities of these securities are as follows:

Maturities
Corporate bonds	1 month - 2 years
Government agency bonds	2 months - 4 months

During the three and nine months ended September 30, 2021 and 2020, we recognized $93 and $270, and $278 and $1,683, respectively, of interest income on our short-term investments. Interest income is reflected as a component of Other income (expense), net within our Consolidated Statements of Operations.

The following table summarizes the short-term investment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Proceeds from sales and maturities of short-term investments	$34,313	$37,731	$177,318	$105,416
Purchases of short-term investments	$92,640	$33,303	$225,280	$64,290

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

The fair value measurements of our equity investments without readily determinable fair values and our equity method investments are classified within Level 3 as significant unobservable inputs are used as part of the determination of fair value. Significant unobservable inputs may include variables such as near-term prospects of the investees, recent financing activities of the investees, and the investees' capital structure, as well as other economic variables, which reflect assumptions market participants would use in pricing these assets. For our equity investments without readily determinable fair values, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. During the nine months ended September 30, 2021, the Company recorded impairment charges of $808 on our equity method investments resulting from our impairment evaluations. During the nine months ended September 30, 2020, the Company recorded impairment charges of $8,828 and $2,715 on our equity method investments and nonmarketable equity investments, respectively, as a result of our impairment evaluations. Refer to Note 10, Investment Securities and Short-Term Investments, for further discussion.

The Company’s long-lived property and equipment and content production assets are required to be measured at fair value on a non-recurring basis if it is determined that indicators of impairment exist. These assets are recorded at fair value only when an impairment is recognized. The Company did not record any impairment charges on long lived property and equipment during the three and nine months ended September 30, 2021 and 2020. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs.

During the nine months ended September 30, 2021 and 2020, the Company recorded impairment charges of $149 and $671 on content production assets based upon fair value measurements of $192 and $772, respectively. Refer to Note 9, Content Production Assets, Net, for further discussion. The Company classifies these assets as Level 3 within the fair value hierarchy due to significant unobservable inputs. The Company utilizes a discounted cash flows model to determine the fair value of content production assets where indicators of impairment exist.

The fair value of the Company’s debt, consisting of a mortgage loan assumed in connection with a building purchase, is estimated based upon quoted price estimates for similar debt arrangements. At September 30, 2021, the carrying amount of the mortgage loan approximates its fair value.

The convertible debt is not marked to fair value at the end of each reporting period, but instead is reported at amortized cost. As of September 30, 2021 and December 31, 2020, the calculation of the fair value of the debt component of the Company’s convertible debt required the use of Level 3 inputs, and was determined by calculating the fair value of similar debt without the associated conversion feature based on market conditions at that time:

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes	$209,478	$201,609	$208,437	$197,475

(1)The carrying value of the convertible debt instrument presented in the table above represents the face value of the convertible note less unamortized debt discount.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of
	September 30,	December 31,
	2021	2020
Trade related	$17,307	$7,274
Staff related (1)	20,830	17,682
Management incentive compensation	16,416	14,266
Talent related	9,434	4,605
Accrued WWE Network related expenses	9,893	4,253
Accrued event and television production	7,767	12,888
Accrued legal and professional	5,689	4,614
Accrued legal settlements (2)	—	39,000
Accrued purchases of property and equipment	10,899	4,365
Accrued film liability	80	6,100
Accrued income taxes (3)	5,967	—
Accrued other	11,051	9,695
Total	$115,333	$124,742

(1)Staff related includes accruals related to severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization during the second quarter of 2021.

(2)Accrued legal settlements as of December 31, 2020 included a settlement that was fully covered by an expected insurance recovery through the Company’s insurance carriers. Accordingly, an insurance loss recovery asset was recorded as a component of Prepaid expenses and other current assets on our Consolidated Balance Sheets as of December 31, 2020.

(3)At December 31, 2020, income taxes had a refundable balance of $7,302 and was included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.

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

Pursuant to item (a) noted above, the Convertible Notes have been convertible since April 1, 2018, and holders of the Convertible Notes have the right to convert their notes at any time through at least December 31, 2021. As of September 30, 2021, since the Convertible Notes are convertible at the option of the holders, the Convertible Notes are reflected in current liabilities on our Consolidated Balance Sheet. As of September 30, 2021, no actual conversions have occurred to date. See Note 5, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

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

The Convertible Notes consisted of the following components:

	As of
	September 30,	December 31,
	2021	2020
Debt component:
Principal	$215,000	$215,000
Less: Unamortized debt discount	(13,391)	(17,525)
Less: Unamortized debt issuance costs	(2,161)	(2,792)
Net carrying amount	$199,448	$194,683

Equity component (1)	$35,547	$35,547

(1)Recorded in the Consolidated Balance Sheets within Additional paid-in capital.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
3.375% contractual coupon	$1,814	$1,814	$5,442	$5,442
Amortization of debt discount	1,399	1,313	4,134	3,878
Amortization of debt issuance costs	216	195	631	604
Interest expense	$3,429	$3,322	$10,207	$9,924

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

14. Long-Term Debt and Credit Facility

Included within Long-Term Debt are the following:

	As of
	September 30,	December 31,
	2021	2020
Current portion of long-term debt:
Revolving Credit Facility	$—	$100,000
Mortgage	425	412
Total current portion of long-term debt	$425	$100,412

Long-term debt:
Mortgage	$21,390	$21,700
Total long-term debt	$21,390	$21,700

Total	$21,815	$122,112

Revolving Credit Facility

In May 2019, the Company entered into an amended and restated $200,000 senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. Applicable interest rates for the borrowings under the Revolving Credit Facility are based on the Company’s current consolidated leverage ratio. As of September 30, 2021, the LIBOR-based rate plus margin was 1.13%, and the Company is required to pay a commitment fee calculated at a rate per annum of 0.15% on the average daily unused portion of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is subject to certain financial covenants and restrictions, including restrictions on our ability to pay dividends and limitations with respect to our indebtedness, liens, mergers and acquisitions, dispositions of assets, investments, capital expenditures and transactions with affiliates.

In April 2020, as a precautionary measure to further strengthen liquidity due to the impact of COVID-19, the Company borrowed $200,000 under its Revolving Credit Facility. In December 2020, the Company repaid $100,000 of the borrowings, and in January 2021, the Company repaid the remaining $100,000. As of September 30, 2021, the Company was in compliance with the terms of the Revolving Credit Facility and had available debt capacity under the Revolving Credit Facility of $200,000. As of September 30, 2021 and December 31, 2020, there was $0 and $100,000 outstanding under the Revolving Credit Facility, respectively.

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

15. Concentration of Credit Risk

We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. Our accounts receivable relates principally to a limited number of distributors, including WWE Network, television, pay-per-view distributors, and licensees. We closely monitor the status of receivables with these customers and maintain allowances for anticipated losses as deemed appropriate. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers. At September 30, 2021 our largest receivable balance from customers was 42% of our gross accounts receivable. No other customers individually exceeded 10% of our gross accounts receivable balance. At December 31, 2020, there were no customers that individually exceeded 10% of our gross accounts receivable balance.

16. Income Taxes

As of September 30, 2021 and December 31, 2020, we had $19,819 and $10,052, respectively, of deferred income tax assets, net, included in our Consolidated Balance Sheets.

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

17. Content Production Incentives

The Company has access to various governmental programs that are designed to promote content production within the United States of America and certain international jurisdictions. Incentives earned with respect to expenditures on qualifying film production activities and capital projects are recorded as an offset to the related asset balances. Incentives earned with respect to television and other production activities are recorded as an offset to production expenses. The Company recognizes these benefits when we have reasonable assurance regarding the realizable amount of the incentives. During the three and nine months ended September 30, 2021 and 2020, the Company recognized $13,141 and $18,367 of content production incentives related to television production activities.

18. Commitments and Contingencies

Our future commitments related to our operating and finance leases are separately disclosed in Note 8, Leases.

Legal Proceedings

On October 23, 2014, a lawsuit was filed in the U. S. District Court for the District of Oregon, entitled William Albert Haynes III, on behalf of himself and others similarly situated, v. World Wrestling Entertainment, Inc. This complaint was amended on January 30, 2015 and alleged that the Company ignored, downplayed, and/or failed to disclose the risks associated with traumatic brain injuries suffered by WWE’s performers and sought class action status. On March 31, 2015, the Company filed a motion to dismiss the first amended class action complaint in its entirety or, if not dismissed, to transfer the lawsuit to the U.S. District Court for the District of Connecticut. Without addressing the merits of the Company’s motion to dismiss, the Court transferred the case to Connecticut on June 25, 2015. The plaintiffs filed an objection to such transfer, which was denied on July 27, 2015. On January 16, 2015, a second lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania, entitled Evan Singleton and Vito LoGrasso, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., alleging many of the same allegations as Haynes. On February 27, 2015, the Company moved to transfer venue to the U.S. District Court for the District of Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs and that motion was granted on March 23, 2015. The plaintiffs filed an amended complaint on May 22, 2015 and, following a scheduling conference in which the court ordered the plaintiffs to cure various pleading deficiencies, the plaintiffs filed a second amended complaint on June 15, 2015. On

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

June 29, 2015, WWE moved to dismiss the second amended complaint in its entirety. On April 9, 2015, a third lawsuit was filed in the U. S. District Court for the Central District of California, entitled Russ McCullough, a/k/a “Big Russ McCullough,” Ryan Sakoda, and Matthew R. Wiese a/k/a “Luther Reigns,” individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., asserting similar allegations to Haynes. The Company again moved to transfer the lawsuit to Connecticut due to forum-selection clauses in the contracts between WWE and the plaintiffs, which the California court granted on July 10, 2015. On September 21, 2015, the plaintiffs amended this complaint, and, on November 16, 2015, the Company moved to dismiss the amended complaint. Each of these suits sought unspecified actual, compensatory and punitive damages and injunctive relief, including ordering medical monitoring. The Haynes and McCullough cases purported to be class actions. On February 18, 2015, a lawsuit was filed in Tennessee state court and subsequently removed to the U.S. District Court for the Western District of Tennessee, entitled Cassandra Frazier, individually and as next of kin to her deceased husband, Nelson Lee Frazier, Jr., and as personal representative of the Estate of Nelson Lee Frazier, Jr. Deceased, v. World Wrestling Entertainment, Inc. A similar suit was filed in the U. S. District Court for the Northern District of Texas entitled Michelle James, as mother and next friend of Matthew Osborne, minor child, and Teagan Osborne, a minor child v. World Wrestling Entertainment, Inc. These lawsuits contained many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleged that the injuries contributed to these former talents’ deaths. WWE moved to transfer the Frazier and Osborne lawsuits to the U.S. District Court for the District of Connecticut based on forum-selection clauses in the decedents’ contracts with WWE, which motions were granted by the respective courts. On November 23, 2015, amended complaints were filed in Frazier and Osborne, which the Company moved to dismiss on December 16, 2015 and December 21, 2015, respectively. On November 10, 2016, the Court granted the Company’s motions to dismiss the Frazier and Osborne lawsuits in their entirety. On June 29, 2015, the Company filed a declaratory judgment action in the U. S. District Court for the District of Connecticut entitled World Wrestling Entertainment, Inc. v. Robert Windham, Thomas Billington, James Ware, Oreal Perras and various John and Jane Does seeking a declaration against these former performers that their threatened claims related to alleged traumatic brain injuries and/or other tort claims were time-barred. On September 21, 2015, the defendants filed a motion to dismiss this complaint, which the Company opposed. The Court previously ordered a stay of discovery in all cases pending decisions on the motions to dismiss. On January 15, 2016, the Court partially lifted the stay and permitted discovery only on three issues in the case involving Singleton and LoGrasso. Such discovery was completed by June 1, 2016. On March 21, 2016, the Court issued a memorandum of decision granting in part and denying in part the Company’s motions to dismiss the Haynes, Singleton/LoGrasso, and McCullough lawsuits. The Court granted the Company’s motions to dismiss the Haynes and McCullough lawsuits in their entirety and granted the Company’s motion to dismiss all claims in the Singleton/LoGrasso lawsuit except for the claim of fraud by omission. On March 22, 2016, the Court issued an order dismissing the Windham lawsuit based on the Court’s memorandum of decision on the motions to dismiss. On April 4, 2016, the Company filed a motion for reconsideration with respect to the Court’s decision not to dismiss the fraud by omission claim in the Singleton/LoGrasso lawsuit and, on April 5, 2016, the Company filed a motion for reconsideration with respect to the Court’s dismissal of the Windham lawsuit. On July 21, 2016, the Court denied the Company’s motion in the Singleton/LoGrasso lawsuit and granted in part the Company’s motion in the Windham lawsuit. On April 20, 2016, the plaintiffs filed notices of appeal of the Haynes and McCullough lawsuits. On April 27, 2016, the Company moved to dismiss the appeals for lack of appellate jurisdiction, which motions were granted, and the appeals were dismissed with leave to appeal upon the resolution of all of the consolidated cases. The Company filed a motion for summary judgment on the sole remaining claim in the Singleton/LoGrasso lawsuit, which was granted on March 28, 2018. The Company also filed a motion for judgment on the pleadings against the Windham defendants. Lastly, on July 18, 2016, a lawsuit was filed in the U.S. District Court for the District of Connecticut, entitled Joseph M. Laurinaitis, et al. vs. World Wrestling Entertainment, Inc. and Vincent K. McMahon, individually and as the trustee of certain trusts. This lawsuit contains many of the same allegations as the other lawsuits alleging traumatic brain injuries and further alleges, among other things, that the plaintiffs were misclassified as independent contractors rather than employees denying them, among other things, rights and benefits under the Occupational Safety and Health Act (OSHA), the National Labor Relations Act (NLRA), the Family and Medical Leave Act (FMLA), federal tax law, and various state Worker’s Compensation laws. This lawsuit also alleged that the booking contracts and other agreements between the plaintiffs and the Company were unconscionable and should be declared void, entitling the plaintiffs to certain damages relating to the Company’s use of their intellectual property. The lawsuit alleged claims for violation of RICO, unjust enrichment, and an accounting against Mr. McMahon. The Company and Mr. McMahon moved to dismiss and for sanctions with respect to this complaint on October 19, 2016. On November 9, 2016, the Laurinaitis plaintiffs filed an amended complaint. On December 23, 2016, the Company and Mr. McMahon moved to dismiss and for sanctions with respect to the amended complaint. On September 29, 2017, the Court issued an order on the motion to dismiss pending in the Laurinaitis case and on the motion for judgment on the pleadings pending in the Windham case. The Court reserved judgment on the pending motions and ordered that within thirty-five (35) days of the date of the order the Laurinaitis plaintiffs and the Windham defendants file amended pleadings that comply with the Federal Rules of Civil Procedure. The Court further ordered that each of the Laurinaitis plaintiffs and the Windham defendants submit to the Court for in camera review affidavits signed and sworn under penalty of perjury setting forth facts within each plaintiff’s or declaratory judgment-defendant’s personal knowledge that form the factual basis of their claim or defense. On November 3, 2017, the Laurinaitis plaintiffs filed a second amended complaint. The Company and Mr. McMahon believed that the second amended complaint failed to comply with the Court’s September 29, 2017 order and otherwise remained legally defective for all of the reasons set forth in their motion to dismiss the amended complaint. Also on November 3, 2017,

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

the Windham defendants filed a second answer. On November 17, 2017, the Company and Mr. McMahon filed a response that, among other things, urged the Court to grant the motion for judgment on the pleadings against the Windham defendants and dismiss the Laurinaitis plaintiffs’ complaint with prejudice and award sanctions against the Laurinaitis plaintiffs’ counsel because the amended pleadings failed to comply with the Court’s September 29, 2017 order and the Federal Rules of Civil Procedure. On September 17, 2018, the Court granted the motion to dismiss filed by the Company and Mr. McMahon in the Laurinaitis case in its entirety, awarded sanctions against the Laurinaitis plaintiffs’ counsel, and granted the Company’s motion for judgment on the pleadings against the Windham defendants. The plaintiffs attempted to appeal these decisions. On November 16, 2018, the Company moved to dismiss all of the appeals, except for the appeal of the dismissal of the Laurinaitis case, for being filed untimely. On April 4, 2019, the Second Circuit issued an order referring the Company’s motions to dismiss to the panel that was going to determine the merits of the appeals. The plaintiffs-appellants’ opening brief was filed on July 8, 2019. The Company and Mr. McMahon filed their appellees’ brief on October 7, 2019. The plaintiffs-appellants filed a reply brief on October 28, 2019. The Second Circuit held oral argument on June 5, 2020. On September 9, 2020, the Second Circuit issued a summary order, dismissing the appeals of the sanctions orders and the merits appeals of the dismissal of all claims in the Haynes, McCullough, Frazier, and Singleton cases for lack of appellate jurisdiction and affirming the judgment of the district court on all other claims. On September 23, 2020, the plaintiffs-appellants filed a petition for rehearing/rehearing en banc, which was denied on October 15, 2020. On February 24, 2021, the plaintiffs-appellants filed a petition for writ of certiorari with the U.S. Supreme Court. On March 26, 2021, the Company filed an opposition to the petition for writ of certiorari. On April 26, 2021, the U.S. Supreme Court denied the plaintiffs-appellants’ petition for writ of certiorari. On September 2, 2021, the magistrate judge recommended that fees be awarded to the Company in respect of the Company’s pending motions for sanctions in the amount of $312, and on September 30, 2021, the Court adopted that recommendation. The Company believes all claims and threatened claims against the Company in these various lawsuits were prompted by the same plaintiffs’ lawyer and that all are without merit.

On March 6, 2020, the Company along with its Chairman and CEO, Vince McMahon, and former-WWE officers and directors, Michelle Wilson and George Barrios (collectively, the “Individual Defendants”), were sued in the U.S. District Court for the Southern District of New York in a case captioned City of Warren Police and Fire Retirement System, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02031-JSR. The complaint alleges that the Company and the Individual Defendants made materially false and misleading statements in violation of the Securities Exchange Act of 1934 regarding WWE’s strategic relationship with the Kingdom of Saudi Arabia. Specifically, the complaint alleges that various public statements made by the Company and the Individual Defendants were false and misleading because they failed to disclose certain adverse facts regarding WWE’s strategic relationship with Saudi Arabia that supposedly was known by them and, as a result, the plaintiff class allegedly purchased WWE stock at artificially inflated prices. On March 12, 2020 a nearly-identical lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Paul Szaniawski, individually and on behalf of all others similarly situated, v. World Wrestling Entertainment, Inc., Vincent K. McMahon, George A. Barrios, and Michelle D. Wilson, No. 1:20-cv-02223-JSR. This lawsuit was filed as related to the City of Warren case and was assigned to the same judge handling the City of Warren case. By Order dated May 12, 2020, the City of Warren and Szaniawski lawsuits were consolidated for all purposes. After multiple parties filed motions to be appointed lead plaintiff for the putative class in the consolidated action, on May 22, 2020, the Court issued a memorandum order selecting the Firefighters’ Pension System of the City of Kansas City, Missouri to be lead plaintiff and their attorneys, Labaton Sucharow LLP, to be lead counsel for the putative class. On May 26, 2020, the Company served Rule 11 motion for sanctions on the attorneys for the City of Warren Police and Fire Retirement System, the attorneys for Paul Szaniawski, and Labaton Sucharow LLP. The Rule 11 motion identified false allegations in the originally filed complaints and was supported by six declarations from Company executives and third-parties with direct first-hand knowledge of the matters at issue. Following service of the Rule 11 motion, the attorneys for the City of Warren Police and Fire Retirement System and the attorneys for Paul Szaniawski voluntarily dismissed their complaints before the expiration of the Rule 11 safe-harbor period. On June 8, 2020, the Firefighters’ Pension System of the City of Kansas City, Missouri filed a consolidated amended class action complaint. On June 26, 2020, the Company moved to dismiss the consolidated amended complaint in its entirety. The Court held oral argument on the Company’s motion to dismiss on July 30, 2020. On August 6, 2020, the Court denied the Company’s motion to dismiss. On November 18, 2020, the Company entered into a term sheet (the “Term Sheet”) to settle this action, subject to notice to the class and preliminary and final approval by the Court. The settlement includes a full release of all Defendants in connection with the allegations made in the lawsuit, and does not contain any admission of liability or admission as to the validity or truth of any or all allegations or claims by any of the Defendants. The Term Sheet provided for a settlement payment of $39,000 (inclusive of all Plaintiffs’ attorneys fees and expenses and settlement costs), which was paid by the Company’s insurance carriers. The Company believed that resolving the matter is the right business decision and that it is prudent to end the protracted and uncertain class action process. On December 23, 2020, lead plaintiff filed an unopposed motion for preliminary approval of settlement with the Court. On March 8, 2021, the Court granted preliminary approval of the class action settlement, and on July 1, 2021, the Court granted final approval of the class action settlement and entered final judgment.

WORLD WRESTLING ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

Additionally, six purported shareholder derivative suits have been filed against the members of the Company’s Board of Directors and former-senior executives of the Company patterned after the securities class action complaints filed in the U.S. District Court for the Southern District of New York. Merholz et al. v. Vincent K. McMahon et al, No. 3:20-cv-00557-VAB, was filed in the U.S. District Court for the District of Connecticut and assigned to the Honorable Victor A. Bolden. On May 29, 2020, the Defendants served Merholz’s counsel with a Rule 11 motion that identified the false allegations in the complaint. On May 19, 2020, Merholz filed an amended complaint prior to the expiration of the Rule 11 safe-harbor period, which is substantially similar to the consolidated amended class action complaint filed in the securities class action. Because Merholz’s amended complaint continued to assert allegations that were proven to be false by the Defendants’ Rule 11 motion regarding the original complaint, the Defendants served Merholz’s counsel with a Rule 11 motion regarding the amended complaint on July 2, 2020. On July 28, 2020, Merholz filed a second amended complaint. Kooi et al. v. Vincent K. McMahon et al., No. 3:20-cv-00743-VAB, was originally filed in Connecticut Superior Court and was removed by the Defendants to the U.S. District Court for the District of Connecticut on June 1, 2020. The Kooi lawsuit was deemed to be related to the Merholz lawsuit and transferred to Judge Bolden. On June 8, 2020, Kooi filed a motion to remand the lawsuit to state court. The Defendants filed its opposition to the motion to remand on June 29, 2020. Following Kooi’s affirmation of the allegations of the complaint in federal court by filing the motion to remand, on June 12, 2020, the Defendants served Kooi’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz lawsuit. On July 3, 2020, Kooi filed an amended complaint that withdrew the false allegations identified in the Defendants’ Rule 11 motion. Nordstrom et al. v. Vincent K. McMahon et al., No. 3:20-cv-00904-VAB, was originally filed in Connecticut Superior Court, and also removed by the Defendants to the U.S. District Court for the District of Connecticut on July 1, 2020. The Nordstrom lawsuit was deemed to be related to the Merholz and Kooi lawsuits and was also transferred to Judge Bolden. Following Nordstrom’s affirmation of the allegations of the complaint in federal court, on July 24, 2020, the Defendants served Nordstrom’s counsel with a Rule 11 motion similar to that served on counsel in the Merholz and Kooi lawsuits. On July 31, 2020, Nordstrom filed a motion to remand the lawsuit to state court, which the Defendants opposed. On August 14, 2020, Nordstrom filed an amended complaint in the U.S. District Court for the District of Connecticut. On July 2, 2020, the Defendants moved to consolidate the Merholz, Kooi, and Nordstrom lawsuits for all purposes. Following a status conference held on July 24, 2020, on August 1, 2020, the Court denied the Defendants’ motion to consolidate without prejudice to renew following resolution of any motions to dismiss and motions to remand. The Defendants filed a consolidated motion to dismiss the complaints in the Merholz, Kooi, and Nordstrom lawsuits on August 28, 2020. Merholz, Kooi, and Nordstrom filed oppositions to the motion to dismiss on September 18, 2020 and the Defendants filed its reply on October 2, 2020. On October 23, 2020, another shareholder, Dennis Palkon, moved to intervene in the proceedings before Judge Bolden, to have his counsel appointed as lead counsel, to designate the proposed complaint that he filed with his motion to intervene as the operative complaint, and to deny as moot Defendants’ pending motions to dismiss in light of the newly-filed complaint. On November 7, 2020, the Court granted the Defendants’ motion to dismiss the Merholz, Kooi, and Nordstrom actions without prejudice, while reserving a determination on whether the dismissal would be with prejudice pending resolution of the motion to intervene. On November 20, 2020, the Defendants filed their Opposition to Palkon’s motion to intervene and Palkon filed his reply on December 4, 2020. On October 28, 2020, another shareholder, Bernard Leavy, filed a notice of joinder in Palkon’s motion to intervene, which the Defendants opposed. On May 13, 2021, Merholz, along with another shareholder, Nicholas Jiminez, filed a new complaint in Connecticut Superior Court containing substantially similar allegations to those in the Merholz federal action. Defendants removed the Merholz/Jiminez state court action to the U.S. District Court for the District of Connecticut on June 9, 2021, and it was transferred to Judge Bolden as a related case. Merholz/Jiminez moved to remand the case to state court on June 22, 2021. Defendants filed an opposition to the motion to remand on July 13, 2021. On June 16, 2021, Defendants moved to dismiss the new complaint in its entirety. Merholz/Jiminez filed an opposition to the motion to dismiss on July 7, 2021. On June 7, 2021, another shareholder, City of Pontiac Police and Fire Retirement System, filed a complaint in Connecticut Superior Court, asserting substantially similar allegations as in the other derivative actions. Defendants removed that action to the U.S. District Court for the District of Connecticut on July 7, 2021 and, the same day, filed a motion to dismiss that complaint in its entirety. The City of Pontiac lawsuit also was transferred to Judge Bolden as a related case. On June 10, 2021, another shareholder, Jesse Rezendez, filed a complaint in the U.S. District Court for the District of Connecticut, asserting substantially similar allegations as in the other derivative actions. On August 17, 2021, the parties in all of the shareholder derivative lawsuits pending in Connecticut and Delaware filed a joint notice that they had reached a settlement in principle. On August 18, 2021, the Court ordered all of the pending cases to be administratively closed in light of the parties’ settlement in principle. On September 17, 2021, the parties entered into a Stipulation and Agreement of Settlement. On September 20, 2021, the plaintiffs in all of the pending cases moved for preliminary approval of the parties’ settlement. On October 20, 2021, the Court preliminarily approved the parties’ settlement and authorized dissemination of the notice of settlement. The Court scheduled a settlement hearing for December 22, 2021. The Company believes that all claims in the derivative actions, just as the claims in the related securities class action, are without merit.

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

During the three months ended September 30, 2021, the Company repurchased 431,704 shares of common stock in the open market at an average price of $50.68 for an aggregate amount of $21,880. During the nine months ended September 30, 2021, the Company repurchased 2,265,701 shares of common stock in the open market at an average price of $51.03 for an aggregate amount of $115,630. The Company did not repurchase any shares of common stock in the open market during the three and nine months ended September 30, 2020. All share repurchases have been retired. As of September 30, 2021, $300,929 of common stock may be repurchased under the stock repurchase program announced in February 2019.

Stock repurchases are accounted for under the cost method. All shares repurchased to date have been retired by the Company with no unsettled share repurchases as of September 30, 2021. When the Company retires its own common stock, the excess of the repurchase price over par value is allocated between additional paid-in capital and retained earnings, with certain limitations. The portion allocated to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued and outstanding as of the retirement date, to the balance of additional paid-in capital as of the retirement date. Direct costs incurred to repurchase the common stock were not material and were expensed in the period incurred. For the three and nine months ended September 30, 2021, $17,847 and $4,028, and $94,834 and $20,773, was deducted from retained earnings and additional paid-in capital, respectively, related to the common stock shares retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Our operations are organized around the following principal activities:

Media:

•The Media segment reflects the production and monetization of long-form and short-form video content across various platforms, including WWE Network, broadcast and pay television, digital and social media, as well as filmed entertainment. Across these platforms, revenues principally consist of content rights fees, subscriptions to WWE Network, and advertising and sponsorships. Effective March 18, 2021, the domestic monetization of WWE Network is generated from content license fees and certain shared sponsorship revenues from NBC Universal (“NBCU”). Media segment revenues for the nine months ended September 30, 2021 include the upfront revenue recognition related to the delivery of certain intellectual property rights under this agreement.

Live Events:

•Live events provide ongoing content for our media platforms. Live Event segment revenues consist primarily of ticket sales, including primary and secondary distribution, revenues from events for which we receive a fixed fee, as well as the sale of travel packages associated with the Company’s global live events. As a result of the global spread of the coronavirus pandemic (“COVID-19”), these revenues had been greatly limited from March 2020 through the first half of 2021. We held our annual WrestleMania events on April 10 and 11, 2021 with a ticketed audience, and on July 16, 2021, we resumed our domestic and international live event touring schedules.

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

Summary

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Three Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Net revenues
Media	$202.7	$201.0	1%
Live Events	28.0	0.7	3,900%
Consumer Products	25.1	19.9	26%
Total net revenues (1)	255.8	221.6	15%
Operating expenses
Media	105.4	89.7	18%
Live Events	16.9	4.5	276%
Consumer Products	16.7	13.8	21%
Total operating expenses (2)	139.0	108.0	29%
Marketing and selling expenses
Media	14.6	13.1	11%
Live Events	2.0	0.6	233%
Consumer Products	1.2	0.8	50%
Total marketing and selling expenses	17.8	14.5	23%
General and administrative expenses	24.9	25.2	(1)%
Depreciation and amortization	10.1	10.5	(4)%
Operating income	64.0	63.4	1%
Interest expense	8.5	9.2	(8)%
Other income, net	0.3	7.0	(96)%
Income before income taxes	55.8	61.2	(9)%
Provision for income taxes	12.3	13.0	(5)%
Net income	$43.5	$48.2	(10)%

(1)Our consolidated net revenues increased by $34.2 million, or 15%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $31.5 million of higher ticket and merchandise sales from our live events, including our annual SummerSlam event, due to the return of ticketed audiences at our live events, coupled with additional revenues of $8.9 million associated with the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. These increases were partially offset by a decline in network revenues of $4.7 million due primarily to the timing of the revenue recognition of content license fees associated with the delivery of WWE Network content as compared to the prior year revenue recognition under a direct-to-consumer subscription basis. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $31.0 million, or 29%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $27.9 million of higher content creation and event related costs to produce our content due to resuming our domestic and international touring schedules. During the prior year quarter, we produced content at our training facility at a lower cost prior to transitioning our production to WWE ThunderDome on August 21, 2020. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Three Months Ended
	September 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$64.0	25%	$63.4	29%
Depreciation and amortization	10.1	4%	10.5	5%
Stock-based compensation	3.8	1%	4.9	2%
Other adjustments (1)	—	—%	5.5	2%
Adjusted OIBDA	$77.9	30%	$84.3	38%

(1)Other adjustments in the prior year quarter include severance expenses associated with a reduction in our workforce as a result of COVID-19.

	Three Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Adjusted OIBDA
Media	$85.6	$101.7	(16)%
Live Events	9.3	(4.1)	327%
Consumer Products	7.5	5.6	34%
Corporate	(24.5)	(18.9)	(30)%
Total Adjusted OIBDA	$77.9	$84.3	(8)%

Media

The following tables present the performance results and key drivers for our Media segment:

	Three Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$43.1	$47.8	(10)%
Core content rights fees (2)	141.3	132.4	7%
Advertising and sponsorship (3)	16.1	18.1	(11)%
Other (4)	2.2	2.7	(19)%
Total net revenues	$202.7	$201.0	1%

(1)Network revenues consist of subscription fees from customers of WWE Network and license fees associated with our international licensed partner agreements, as well as revenues related to the distribution of our pay-per-view broadcasts. Effective March 18, 2021, network revenues include content license fees associated with the domestic monetization of WWE Network.

(2)Core content rights fees consist primarily of licensing revenues from the distribution of our flagship programs, RAW and SmackDown, as well as our NXT programming, through global broadcast, pay television and digital platforms.

(3)Advertising and sponsorships revenues within our Media segment consist primarily of advertising revenues from the Company’s content on third-party social media platforms and sponsorship fees from sponsors who promote their products utilizing the Company’s media platforms, including promotion on the Company’s digital websites and on-air promotional media spots.

(4)Other revenues within our Media segment reflect revenues from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

	Three Months Ended
	September 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$79.2	39%	$94.5	47%
Depreciation and amortization	3.5	2%	3.7	2%
Stock-based compensation	2.9	1%	3.5	2%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$85.6	42%	$101.7	51%

Media net revenues increased by $1.7 million, or 1%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by additionally core content rights fees of $8.9 million, or 7%, due to the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. This increase was partially offset by a decrease in Network revenues of $4.7 million, or 10%, primarily driven by the timing of the revenue recognition of content license fees associated with the delivery of WWE Network content as compared to the prior year revenue recognition under a direct-to-consumer subscription basis.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year quarter as compared to the prior year quarter. This decrease was driven by increased content creation related costs of $13.3 million.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Three Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Net Revenues
North American ticket sales	$23.8	$—	NM
International ticket sales	2.4	—	NM
Advertising and sponsorship (1)	0.4	—	NM
Other (2)	1.4	0.7	100%
Total net revenues	$28.0	$0.7	3,900%

Operating Metrics (3)
Total live event attendance	346,000	—	NM
Number of North American events	38	—	NM
Average North American attendance	8,320	—	NM
Average North American ticket price (dollars)	$75.13	$—	NM
Number of international events	4	—	NM
Average international attendance	7,420	—	NM
Average international ticket price (dollars)	$81.96	$—	NM

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

	Three Months Ended
	September 30,
	2021		2020
Reconciliation of Operating Income (Loss) to Adjusted OIBDA		% of Rev		% of Rev
Operating income (loss)	$9.1	33%	$(4.4)	(629)%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.2	1%	0.3	43%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$9.3	33%	$(4.1)	(586)%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $27.3 million, or 3,900%, in the current year quarter as compared to the prior year quarter. Revenues from our ticket sales increased to $26.2 million due to impact of the return of ticketed events during the current year quarter. There were no ticket sales in the prior year quarter due to the cancellation of ticketed events as a result of COVID-19.

Live Events Adjusted OIBDA increased in the current year quarter as compared to the prior year quarter. This increase was driven by the impact of the return of ticketed events.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Three Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Net Revenues
Consumer product licensing	$11.6	$10.8	7%
eCommerce	8.2	9.1	(10)%
Venue merchandise	5.3	—	NM
Total net revenues	$25.1	$19.9	26%

Operating Metrics
Average eCommerce revenue per order (dollars)	$62.34	$59.10	5%
Number of eCommerce orders	130,100	153,200	(15)%
Venue merchandise domestic per capita spending (dollars)	$14.20	$—	NM

	Three Months Ended
	September 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$7.2	29%	$5.4	27%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.3	1%	0.2	1%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$7.5	30%	$5.6	28%

Consumer Products net revenues increased by $5.2 million, or 26%, in the current year quarter as compared to the prior year quarter. This increase was primarily driven by $5.3 million of venue merchandise revenues resulting from the sale of merchandise at our ticketed events, including our annual SummerSlam event, in the current year. We did not hold any ticketed events in the prior year quarter as a result of COVID-19.

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

	Three Months Ended
	September 30,
	2021		2020
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(31.5)	(12)%	$(32.1)	(14)%
Depreciation and amortization	6.6	3%	6.8	3%
Stock-based compensation	0.4	0%	0.9	0%
Other adjustments (1)	—	—%	5.5	2%
Adjusted OIBDA	$(24.5)	(10)%	$(18.9)	(9)%

(1)Other adjustments in the prior year quarter include severance expenses associated with a reduction in our workforce as a result of COVID-19. Our policy is to record Company-wide severance expenses as unallocated corporate general and administrative expenses.

Corporate Adjusted OIBDA decreased by $5.6 million, or 30%, in the current year quarter as compared to the prior year quarter. This decrease was primarily driven by $2.1 million of additional staff related costs.

Depreciation and Amortization

	Three Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Depreciation and amortization	$10.1	$10.5	(4)%

Depreciation and amortization expense was declined slightly in the current year quarter as compared to the prior year quarter.

Interest Expense

	Three Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Interest expense	$8.5	$9.2	(8)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, declined by $0.7 million in the current year quarter as compared to the prior year quarter. The prior year quarter includes additional expenses related to the outstanding amounts under our revolving credit facility.

Other Income, Net

	Three Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Other income, net	$0.3	$7.0	(96)%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. In the prior year quarter, we recognized $6.6 million of unrealized holding gains resulting from valuation adjustments in our marketable equity investments.

Income Taxes

	Three Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Provision for income taxes	$12.3	$13.0	(5)%
Effective tax rate	22%	21%

The effective tax rate was essentially unchanged in the current year quarter as compared to the prior year quarter.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

(dollars in millions, except where noted)

The following tables present our consolidated results followed by our Adjusted OIBDA results:

	Nine Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Net revenues
Media	$678.6	$657.7	3%
Live Events	37.7	19.2	96%
Consumer Products	68.6	59.1	16%
Total net revenues (1)	784.9	736.0	7%
Operating expenses
Media	363.8	333.3	9%
Live Events	29.3	27.1	8%
Consumer Products	44.1	40.4	9%
Total operating expenses (2)	437.2	400.8	9%
Marketing and selling expenses
Media	46.7	47.6	(2)%
Live Events	2.9	4.3	(33)%
Consumer Products	3.1	2.8	11%
Total marketing and selling expenses	52.7	54.7	(4)%
General and administrative expenses (3)	87.8	75.9	16%
Depreciation and amortization	31.8	32.2	(1)%
Operating income	175.4	172.4	2%
Interest expense	25.5	26.5	(4)%
Other income, net	0.7	5.1	(86)%
Income before income taxes	150.6	151.0	(0)%
Provision for income taxes	34.1	32.8	4%
Net income	$116.5	$118.2	(1)%

(1)Our consolidated net revenues increased by $48.9 million, or 7%, in the current year period as compared to the prior year period. This increase was driven by increased network revenues of $43.3 million, primarily driven by the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights, coupled with content license fees associated with the delivery of new WWE Network content. Additionally, the current year period includes $24.3 million in incremental revenues primarily associated with the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown, coupled with $20.9 million of higher ticket and merchandise sales from our live events due to the return of ticketed events. These increases were partially offset by the absence of a large-scale international event. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(2)Our consolidated operating expenses increased by $36.4 million, or 9%, in the current year period as compared to the prior year period. This increase was driven by $54.8 million of higher content creation and event related costs primarily due to producing our content from WWE ThunderDome and our annual WrestleMania and SummerSlam events that were held in stadiums with ticketed audiences. During the prior year period, we produced content, including WrestleMania, primarily at our training facility at a lower cost. In August 2020, we began producing content, including SummerSlam, from the WWE ThunderDome without a ticketed audience. This increase was mostly offset by the absence of a large-scale international event during 2021. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

(3)Our consolidated general and administrative expenses increased by $11.9 million, or 16%, in the current year period as compared to the prior year period. This increase was primarily driven by $6.8 million of additional staff related costs, including the impact of certain severance expenses. During the current year period, the Company incurred $8.1 million of severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization during the second quarter of 2021, as compared to $5.5 million of severance expenses in the prior year period associated with a reduction in our workforce as a result of COVID-19. For further analysis, refer to Management’s Discussion and Analysis of our business segments.

	Nine Months Ended
	September 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$175.4	22%	$172.4	23%
Depreciation and amortization	31.8	4%	32.2	4%
Stock-based compensation	14.6	2%	24.9	3%
Other adjustments (1)	8.1	1%	5.5	1%
Adjusted OIBDA	$229.9	29%	$235.0	32%

(1)Other adjustments in the current year period include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. Other adjustments in the prior year period include severance expenses associated with a reduction in our workforce as a result of COVID-19.

	Nine Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Adjusted OIBDA
Media	$278.4	$294.8	(6)%
Live Events	6.1	(10.9)	156%
Consumer Products	22.6	17.5	29%
Corporate	(77.2)	(66.4)	(16)%
Total Adjusted OIBDA	$229.9	$235.0	(2)%

Media

The following tables present the performance results and key drivers for our Media segment:

	Nine Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Net Revenues
Network (including pay-per-view) (1)	$184.0	$140.7	31%
Core content rights fees (2)	422.8	398.5	6%
Advertising and sponsorship (3)	50.4	48.8	3%
Other (4)	21.4	69.7	(69)%
Total net revenues	$678.6	$657.7	3%

(1)Network revenues consist of subscription fees from customers of WWE Network and license fees associated with our international licensed partner agreements, as well as revenues related to the distribution of our pay-per-view broadcasts. Effective March 18, 2021, network revenues include content license fees associated with the domestic monetization of WWE Network. Network revenues for the nine months ended September 30, 2021 include the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights.

(2)Core content rights fees consist primarily of licensing revenues from the distribution of our flagship programs, RAW and SmackDown, as well as our NXT programming, through global broadcast, pay television and digital platforms.

(3)Advertising and sponsorships revenues within our Media segment consist primarily of advertising revenues from the Company’s content on third-party social media platforms and sponsorship fees from sponsors who promote their products utilizing the Company’s media platforms, including promotion on the Company’s digital websites and on-air promotional media spots.

(4)Other revenues within our Media segment reflect revenues from the distribution of other WWE content, including, but not limited to, certain live in-ring programming content in international markets, scripted, reality and other programming, as well as theatrical and direct-to-home video releases.

	Nine Months Ended
	September 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$257.1	38%	$265.4	40%
Depreciation and amortization	11.0	2%	11.4	2%
Stock-based compensation	10.3	2%	18.0	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$278.4	41%	$294.8	45%

Media net revenues increased by $20.9 million, or 3%, in the current year period as compared to the prior year period. This increase was primarily driven by an increase in Network revenues of $43.3 million, or 31%, primarily driven by the upfront revenue recognition related to the delivery of certain WWE Network intellectual property rights, coupled with content license fees associated with the delivery of new WWE Network content. Additionally, our core content rights fees increased by $24.3 million, or 6%, driven primarily by the contractual escalations of our key domestic distribution agreements for our flagship programs, RAW and SmackDown. These increases were partially offset by a decline in Other revenues within the Media segment of $48.3 million, or 69%. This decline was primarily driven by the absence of a large-scale international event as a result of COVID-19.

Media Adjusted OIBDA as a percentage of revenues decreased in the current year period as compared to the prior year period. This decrease was primarily driven by $45.4 million of additional content creation related costs and the absence of a large-scale international event, partially offset by incremental network and core content rights fees revenues, as discussed above.

Live Events

The following tables present the performance results and key drivers for our Live Events segment:

	Nine Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Net Revenues
North American ticket sales	$30.5	$15.2	101%
International ticket sales	2.4	0.2	1,100%
Advertising and sponsorship (1)	0.7	0.4	75%
Other (2)	4.1	3.4	21%
Total net revenues	$37.7	$19.2	96%

Operating Metrics (3)
Total live event attendance	386,400	259,000	49%
Number of North American events	40	41	(2)%
Average North American attendance	8,920	6,320	41%
Average North American ticket price (dollars)	$84.89	$53.46	59%
Number of international events	4	1	300%
Average international attendance	7,420	—	NM
Average international ticket price (dollars)	$81.96	$—	NM

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

(3)Metrics exclude the events for our domestic and United Kingdom NXT brands. These are our developmental brands that typically conduct their events in smaller venues with lower ticket prices. We did not conduct any ticketed NXT events in the current year period. We conducted 44 events with paid attendance of 40,900 and average ticket prices of $37.36 in the prior year period.

	Nine Months Ended
	September 30,
	2021		2020
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$5.5	15%	$(12.1)	(63)%
Depreciation and amortization	—	—%	—	—%
Stock-based compensation	0.6	2%	1.2	6%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$6.1	16%	$(10.9)	(57)%

Live Events net revenues, which include revenues from ticket sales and travel packages, increased by $18.5 million, or 96%, in the current year period as compared to the prior year period. Revenues from our ticket sales increased by $17.5 million, or 114%, due to the return of ticketed events during the current year period. After resuming our domestic and international touring schedules, average ticket prices increased by 58% and average attendance increased by 42% as compared to the prior year period.

Live Events Adjusted OIBDA increased in the current year period as compared to the prior year period. This increase was driven by the impact of the return of ticketed events.

Consumer Products

The following tables present the performance results and key drivers for our Consumer Products segment:

	Nine Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Net Revenues
Consumer product licensing	$33.9	$28.2	20%
eCommerce	28.1	27.7	1%
Venue merchandise	6.6	3.2	106%
Total net revenues	$68.6	$59.1	16%

Operating Metrics
Average eCommerce revenue per order (dollars)	$65.93	$56.41	17%
Number of eCommerce orders	422,800	488,800	(14)%
Venue merchandise domestic per capita spending (dollars)	$16.22	$10.41	56%

	Nine Months Ended
	September 30,
	2021		2020
Reconciliation of Operating Income to Adjusted OIBDA		% of Rev		% of Rev
Operating income	$21.3	31%	$15.9	27%
Depreciation and amortization	0.1	0%	—	—%
Stock-based compensation	1.2	2%	1.6	3%
Other adjustments	—	—%	—	—%
Adjusted OIBDA	$22.6	33%	$17.5	30%

Consumer Products net revenues increased by $9.5 million, or 16%, in the current year period as compared to the prior year period. Consumer product licensing revenue increased by $5.7 million, or 20%, primarily due to higher sales of the Company’s licensed toys and collectibles. Venue merchandise revenues increased by $3.4 million, or 106%, primarily driven by the return of merchandise sales at our ticketed events in the current year.

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

	Nine Months Ended
	September 30,
	2021		2020
Reconciliation of Operating Loss to Adjusted OIBDA		% of Rev		% of Rev
Operating loss	$(108.5)	(14)%	$(96.8)	(13)%
Depreciation and amortization	20.7	3%	20.8	3%
Stock-based compensation	2.5	0%	4.1	1%
Other adjustments (1)	8.1	1%	5.5	1%
Adjusted OIBDA	$(77.2)	(10)%	$(66.4)	(9)%

(1)Other adjustments in the current year period include severance expenses primarily associated with the combination of WWE’s television, digital and studios teams into one organization. Other adjustments in the prior year period include severance expenses associated with a reduction in our workforce as a result of COVID-19. Our policy is to record Company-wide severance expenses as unallocated corporate general and administrative expenses.

Corporate Adjusted OIBDA decreased by $10.8 million, or 16%, in the current year period as compared to the prior year period. This decrease was primarily driven by $5.7 million of additional staff related costs.

Depreciation and Amortization

	Nine Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Depreciation and amortization	$31.8	$32.2	(1)%

Depreciation and amortization expense declined slightly in the current year period as compared to the prior year period.

Interest Expense

	Nine Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Interest expense	$25.5	$26.5	(4)%

Interest expense, which relates primarily to interest and amortization associated with our convertible notes, our real estate and equipment finance leases, the revolving credit facility and mortgage, declined by $1.0 million in the current year period as compared to the prior year period. The prior year period includes additional expenses related to the outstanding amounts under our revolving credit facility.

Other Income, Net

	Nine Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Other income, net	$0.7	$5.1	(86)%

Other income, net is comprised of interest income, gains and losses recorded on our equity investments, realized translation gains and losses, and rental income. In the prior year period, we recognized $2.9 million of net unrealized holding gains resulting from valuation adjustments in our marketable equity investments.

Income Taxes

	Nine Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Provision for income taxes	$34.1	$32.8	4%
Effective tax rate	23%	22%

The effective tax rate of 23% in the current year period approximates the Company’s currently projected annual effective tax rate for the year ended December 31, 2021, excluding the impact of any discrete, non-recurring tax items.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $448.8 million and $593.4 million as of September 30, 2021 and December 31, 2020, respectively. Our short-term investments consist primarily of U.S. Treasury securities, corporate bonds, municipal bonds, and government agency bonds. Our debt balance totaled $221.3 million and $316.8 million as of September 30, 2021 and December 31, 2020, respectively, and includes the carrying value of $199.4 million and $194.7 million related to our convertible senior notes due 2023 as of September 30, 2021 and December 31, 2020, respectively. Our debt balance as of December 31, 2020 also included $100.0 million of borrowings outstanding under the Revolving Credit Facility (defined below).

The COVID-19 pandemic has negatively impacted the global economy, disrupted business operations and created significant volatility and disruption to financial markets. Significant uncertainty remains as to the potential impact of COVID-19 and its variants on our operations, and on the global economy as a whole. While restrictions are easing in the United States during the summer of 2021, and we have resumed our domestic and international live event touring schedules, the extent and duration of the pandemic could continue to disrupt global markets and may affect our ability to generate cash from operations. Additionally, refer to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, which provides a discussion of risk factors related to COVID-19.

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

In February 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $500.0 million of our common stock. Repurchases may be made from time to time at management’s discretion subject to certain pre-approved parameters and in accordance with all applicable securities and other laws and regulations. The extent to which WWE repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. Repurchases under this program may be funded by one or a combination of existing cash balances and free cash flow. The stock repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares, and may be modified, suspended or discontinued at any time. We repurchased 431,704 and 2,265,701 shares of our common stock in the open market for an aggregate cost of $21.9 million and $115.6 million, respectively, during the three and nine months ended September 30, 2021.

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

In May 2019, the Company entered into an amended and restated $200.0 million senior unsecured revolving credit facility with a syndicated group of banks, with JPMorgan Chase Bank, N.A. acting as Administrative Agent (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of May 24, 2024. In April 2020, as a precautionary measure to further strengthen liquidity due to the impact of COVID-19, the Company borrowed $200.0 million under its Revolving Credit Facility. In December 2020, the Company repaid $100.0 million of the borrowings, and in January 2021, the Company repaid the remaining $100.0 million. As of September 30, 2021, the Company was in compliance with the provisions of our Revolving Credit Facility, there were no amounts outstanding, and the Company had available capacity under the terms of the facility of $200.0 million.

In September 2016, the Company acquired land and a building located in Stamford, Connecticut adjacent to our production facility. In connection with the acquisition, we assumed future obligations under a loan agreement, in the principal amount of $23.0 million, which loan is secured by a mortgage on the property. Pursuant to the loan agreement, the assets of WWE Real Estate, a subsidiary of the Company, represent collateral for the underlying mortgage, therefore these assets will not be available to satisfy debts and obligations due to any other creditors of the Company. As of September 30, 2021 and December 31, 2020, the amounts outstanding of the mortgage were $21.8 million and $22.1 million, respectively.

Cash Flows from Operating Activities

Cash generated from operating activities was $136.3 million in the nine months ended September 30, 2021, as compared to $257.5 million for the corresponding period in the prior year. The $121.2 million decrease in the current year period was primarily driven by the timing of collections associated with WWE Network revenues and our large-scale international events.

In the current year period, we spent $12.6 million on content production activities, including WWE’s Most Wanted Treasures, A&E: Biography, WWE Evil, and various programs for WWE Network, as compared to $19.5 million in the prior year period. We anticipate spending approximately $5 million on content production activities during the remainder of the current year. We received content production incentives of $9.2 million in the current year period, as compared to $0.4 million received in the prior year period. We anticipate receiving approximately $10 million of content production related incentives during the remainder of the year.

Our accounts receivable represents a significant portion of our current assets and relate principally to a limited number of distributors and licensees. At September 30, 2021, our largest receivable balance from customers was 42% of our gross accounts receivable. Changes in the financial condition or operations of our distributors, customers or licensees may result in increased delayed payments or non-payments which would adversely impact our cash flows from operating activities and/or our results of operations. We believe credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers.

Cash Flows from Investing Activities

Cash used in investing activities was $73.5 million in the nine months ended September 30, 2021, as compared to cash provided of $19.5 million in the prior year period. During the current year period, we purchased $225.3 million of new short-term investments and received proceeds from the maturities of these investments of $177.3 million, as compared to proceeds of $105.4 million and purchases of $64.3 million in the prior year period. Capital expenditures increased by $3.0 million in the current year period, as we have resumed the construction activity on the Company’s new global headquarters space in Stamford, Connecticut. Capital expenditures for the remainder of the current year are estimated to range between $35 million and $50 million, with a large portion of this spend associated with the Company’s new global headquarters. Our estimated range for capital expenditures during the fourth quarter of 2021 incorporates some potential for supply chain disruption and associated potential timing related changes in spending.

Cash Flows from Financing Activities

Cash used in financing activities was $253.9 million for the nine months ended September 30, 2021, as compared to cash provided of $152.0 million for the prior year period. The Company paid $115.6 million for stock repurchases under its approved stock repurchase program and repaid $100.0 million from borrowings under the Revolving Credit Facility during the current year period. The Company received proceeds of $200.0 million from borrowings under the Revolving Credit Facility in the prior year period. The Company made dividend payments of $27.4 million and $27.9 million during the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company made employee payroll withholding tax payments of $5.6 million in the current year period as compared to $11.0 million in the prior year period related to the net settlement upon vesting of employee equity awards.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2021 pursuant to the Company’s authorized share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
July 1, 2021 to July 31, 2021	—	—	—	$322,809,312
August 1, 2021 to August 31, 2021	282,269	49.60	282,269	$308,808,114
September 1, 2021 to September 30, 2021	149,435	52.72	149,435	$300,929,323
Total	431,704	$50.68	431,704	$300,929,323

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

World Wrestling Entertainment, Inc. (Registrant)

Dated:	November 4, 2021	By:	/s/ KRISTINA SALEN
Kristina Salen
Chief Financial Officer
(principal financial officer and authorized
signatory)

		By:	/s/ KAREN MULLANE
Karen Mullane
Chief Accounting Officer
(principal accounting officer and authorized
signatory)